Form 10-K405
MYERS INDUSTRIES INC
filed 1995-03-24
CIK 69488

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                         COMMISSION FILE NUMBER 1-8524

                             MYERS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                     OHIO                                       34-0778636
       (State or other jurisdiction of             (IRS Employer Identification Number)
        incorporation or organization)

             1293 S. MAIN STREET, AKRON, OHIO 44301 (216) 253-5592
    (Address of Principal Executive Offices)  (Zip Code)  (Telephone Number)

      SECURITIES REGISTERED PURSUANT TO                   NAME OF EACH EXCHANGE
          SECTION 12(B) OF THE ACT:                        ON WHICH REGISTERED:
       Common Stock, Without Par Value                   American Stock Exchange
               (Title of Class)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995: $208,789,079. Indicate the number of shares outstanding of registrant's common stock as of February 28, 1995: 15,320,753 Shares of Common Stock, without par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's Notice of 1995 Annual Meeting and Proxy Statement, dated March 23, 1995, in Part III (Items 10, 11, 12 and 13)

                             CROSS REFERENCE SHEET
                 PURSUANT TO FORM 10-K GENERAL INSTRUCTION G(4)

PART/ITEM                        FORM 10-K HEADING                            REFERENCE MATERIAL
---------   ------------------------------------------------------------    ----------------------
  III/10    Directors and Executive Officers of the Registrant..........    Proxy Statement(1)
                                                                              pages 3 through 6

  III/11    Executive Compensation......................................    Proxy Statement
                                                                              pages 7 through 10
  III/12    Security Ownership of Certain Beneficial Owners
            and Management..............................................    Proxy Statement
                                                                              pages 3 through 6
                                                                              and page 12
  III/13    Certain Relationships and Related Transactions..............    Proxy Statement
                                                                              page 12

---------------
(1) Registrant's Notice of 1995 Annual Meeting of Shareholders and Proxy
Statement

                                     PART I

ITEM 1.  BUSINESS

  (A)  GENERAL DEVELOPMENT OF BUSINESS

     Myers Industries, Inc. ("Company") has completed the best year in the Company's history. Net sales, net income, and net income per share were all at record levels for both the fourth quarter and the year ended December 31, 1994.

     Net sales for the fourth quarter were $79,725,182, up 21 percent from the $65,984,196 reported in the same year ago period. Net income for the period was $5,323,212, an increase of 15 percent from the $4,616,013 reported in 1993. Net income per share was $.35, up 17 percent from the $.30 per share earned in the fourth quarter of 1993.

     For the full year, net sales increased 12 percent, finishing at $274,054,163, up from the $245,136,189 produced in 1993. Net income for the year was $17,831,163, up 16 percent from the $15,394,727 reported in 1993. Net income per share was $1.17, up 11 percent from the $1.05 earned in 1993. All per share data have been adjusted for a five-for-four stock split distributed in August, 1994.

     Our capital position is excellent. Shareholders' equity increased $15.6 million to $130.9 million while total long-term debt decreased by $7.2 million to $4.8 million. This lowers our debt to 4 percent of equity which will serve us well in a period of rising interest rates. We do not anticipate any difficulty in meeting the capital needs of the Company in the immediate future.

     Both manufacturing and distribution segments enjoyed improved results over previous periods and all major subsidiaries contributed to the reported record results.

     We invested over $12 million to continue modernizing and expanding our manufacturing plants. We expect expansion of physical plant and equipment to continue in 1995.

     The price of raw materials, specifically plastic resin, rubber, and forest products increased several times last year. Although high inflation caused problems and cost us some money, strong sales, especially during the fourth quarter, partially mitigated its effects. We have been working to find solutions to the problem at the operating level but, eventually, those increases will have to be passed on to our customers.

     In the distribution segment, the majority of our branches set all-time sales and profit records. Additional field coverage and the Company's training programs for sales representatives and branch managers helped produce that strong performance.


  (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                                                               1994         1993         1992
                                                             --------     --------     --------
                                                             (DOLLARS IN THOUSANDS)
NET SALES
  Distribution of aftermarket repair products and
     services..............................................  $121,748     $107,214     $ 99,873
  Manufacturing of polymer and metal products..............   163,513      147,673      138,202
  Intra-segment elimination................................   (11,207)      (9,751)      (8,820)
                                                             --------     --------     --------
                                                             $274,054     $245,136     $229,255
                                                             ========     ========     ========
OPERATING INCOME BEFORE INCOME TAXES
  Distribution of aftermarket repair products and
     services..............................................  $ 11,387     $ 10,263     $  7,779
  Manufacturing of polymer and metal products..............    24,418       20,594       19,505
  Corporate................................................    (5,139)      (4,317)      (4,105)
  Interest expense -- net..................................      (620)      (1,091)      (1,342)
                                                             --------     --------     --------
                                                             $ 30,046     $ 25,449     $ 21,837
                                                             ========     ========     ========
IDENTIFIABLE ASSETS
  Distribution of aftermarket repair products and
     services..............................................  $ 46,966     $ 40,780     $ 39,617
  Manufacturing of polymer and metal products..............   121,635      108,549       97,816
  Corporate................................................     4,492        3,782        6,124
  Intra-segment elimination................................    (1,066)        (725)      (1,476)
                                                             --------     --------     --------
                                                             $172,027     $152,386     $142,081
                                                             ========     ========     ========
CAPITAL ADDITIONS, NET
  Distribution of aftermarket repair products and
     services..............................................  $    942     $    452     $  1,104
  Manufacturing of polymer and metal products..............    11,071       13,449       15,457
  Corporate................................................       493          208          107
                                                             --------     --------     --------
                                                             $ 12,506     $ 14,109     $ 16,668
                                                             ========     ========     ========
DEPRECIATION/AMORTIZATION
  Distribution of aftermarket repair products and
     services..............................................  $    598     $    565     $    412
  Manufacturing of polymer and metal products..............     7,949        6,249        5,275
  Corporate................................................       274          263          235
                                                             --------     --------     --------
                                                             $  8,821     $  7,077     $  5,922
                                                             ========     ========     ========

  (C)  DESCRIPTION OF BUSINESS

     The Company conducts its business activities in two distinct segments: manufacturing of polymer and metal products ("the Manufacturing business") and distribution of aftermarket repair products ("the Distribution business"). The Company believes it is one of the largest manufacturers of plastic and metal storage systems in the United States and has the only nationwide distribution network supplying the tire servicing and automotive underbody repair industries.

     The Company's Manufacturing business designs, manufactures and markets reusable plastic storage systems for use in distribution and material handling, and other plastic and metal products for storage, assembly and material handling applications. The Company also manufactures and sells molded rubber products and other materials used primarily in the tire and tire repair industries and for various other uses including OEM automotive and construction applications.

     In its Distribution business, the Company is engaged in the nationwide distribution of equipment, tools and supplies used for tire servicing and automotive underbody repair.

     MANUFACTURING BUSINESS

     The Company markets reusable plastic containers under the brand names NesTier,(R) Akro-Bins(R) and Buckhorn.(R) These reusable plastic containers are utilized in industrial applications including the distribution of food items, such as poultry, meat and baked goods, and the distribution of non-food items such as apparel, electronic, automotive, and industrial components, health and beauty aids and hardware. Reusable containers are also used for storage and handling in manufacturing plants and for agricultural products. Other products sold to the industrial and commercial market include tote boxes, various styles of bins, tubs, straight-walled boxes, and a line of modular cabinets for small parts storage and organization. The Company's products are sold throughout the United States and Canada by a direct sales force, independent dealers and through independent representatives.

     The Company's consumer products include the Keepbox(R) line of household storage containers, plastic tool boxes and other products to organize the home workshop, plastic containers to facilitate consumer recycling, and a line of plastic pots, planters and urns sold to consumers through lawn and garden retailers and other similar specialty outlets. Consumer products are marketed nationally to a variety of customers including mass-merchandisers, such as Target(R) and Wal-Mart,(R) and major department stores and hardware chains, warehouse outlets and specialty shops. Products are mainly marketed under the Akro-Mils(R) name and other registered trade names, and to a lesser extent, under private label arrangements. The Company's products are sold throughout the United States by a direct sales force and independent representatives.

     The Company designs, manufactures, and markets molded rubber products, such as air intake hoses, rubber boots, mounts, and hood hold-down latches for diesel-powered vehicles and equipment used in the transportation, construction and agricultural industries. It also manufactures molded rubber products, rubber adhesives and materials used primarily in the tire retreading and repair industries, as well as products used in hydroelectric dams, locks and other water works systems. The Company has utilized its manufacturing systems and expertise to custom compound and calendar rubber materials to meet specific customer needs for a growing and diverse customer base. These products are sold nationally and internationally to manufacturers, construction companies and wholesale distributors, including the Distribution business, by a direct sales force and through independent sales representatives.

     The Company is continuously engaged in the refinement of its existing product lines and the development of new products. A large portion of the current products offered by the Company have been developed in the last five years.

     The Company's Manufacturing business is dependent upon outside suppliers for raw materials, principally polyethylene, polypropylene, polystyrene and synthetic and natural rubber. The Company believes that the loss of any one supplier or group of suppliers would not materially adversely affect its business, since in most instances identical or similar materials can be obtained readily from other suppliers.

     DISTRIBUTION BUSINESS

     The Company's Distribution business is conducted primarily by the Myers Tire Supply division. Products distributed by Myers Tire Supply include air compressors, mechanic's hand tools, tire changers, tire display and storage equipment, valves, tire balancing and wheel alignment equipment, curing rims and presses, retread presses and tire repair materials for the retreading industry. The Company believes it is the only nationwide distributor supplying such products. The Company's customers include independent tire dealers, tire retreaders, tire service centers, automotive supply chains and rubber companies.

     Myers Tire Supply's domestic distribution system includes 42 owned branch warehouse distributors located in major cities in 31 states. Each branch services customers in an assigned territory, sells all products of the division, and operates like a stand-alone business with the branch manager bearing profit/loss, inventory and credit responsibilities. Internationally, this business has 11 warehouse distributors in foreign countries. The two warehouse distributors located in Canada are wholly owned by the Company, and the Company owns an interest in the 9 other foreign warehouse distributors.

     Myers Tire Supply supplies its domestic and international distribution facilities from its main distribution center. This distribution center stocks approximately 12,000 items which are purchased from numerous suppliers, including certain of the Company's manufacturing businesses. The Company's extensive national distribution network enables it to work closely with manufacturers in the development and distribution of new products.

     COMPETITION

     Competition in the Manufacturing business is substantial and varied in form and size from manufacturers of similar products and of other products which can be readily substituted for those produced by the Company. Competition in the Distribution business is generally from local and regional businesses.

     EMPLOYEES

     As of December 31, 1994, the Company had a total of 1,663 full-time and part-time employees. Of these employees, 1,111 were engaged in the Manufacturing business and 552 were employed in the Distribution business. Approximately 15% of the Company's employees are members of unions. The Company believes it has a good relationship with its employees

  (D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

     The Company operates principally in two areas of business, the first being the distribution of aftermarket repair products and services. These products are distributed both domestically through branches in the major cities in the United States and in foreign countries where, in some cases, the Company has controlling interest in companies located in those countries. No single foreign country represents more than 10 percent of the total sales, income or assets of the Company. The second major area of the Company's business is polymer and metal products which are manufactured in Company-owned facilities and distributed through mass merchandisers, warehouse distributors, sales representatives and in-house salesmen, principally in the United States.

ITEM 2.  PROPERTIES


     The following table sets forth by segment certain information with respect to properties owned by the Registrant:

           DISTRIBUTION OF AFTERMARKET REPAIR PRODUCTS AND SERVICES:

                                 APPROXIMATE      APPROXIMATE
                                 FLOOR SPACE       LAND AREA
          PLANT LOCATION        (SQUARE FEET)       (ACRES)                      USE
    --------------------------  -------------     -----------     ----------------------------------
    Akron, Ohio...............     113,500              8         Executive offices and warehousing
    Akron, Ohio...............      31,000              2         Warehousing
    Pomona, California........      17,700              1         Sales and distribution
    Hialeah, Florida..........      14,500              1         Sales and distribution
    Englewood, Colorado.......       9,500              1         Sales and distribution
    Pomona, California........       9,200              1         Leased to non-affiliated party
    San Antonio, Texas........       9,000              1         Sales and distribution
    Phoenix, Arizona..........       8,200              1         Sales and distribution
    Akron, Ohio...............       8,000              1         Leased to non-affiliated party
    Houston, Texas............       7,900              1         Sales and distribution
    Indianapolis, Indiana.....       7,800              2         Sales and distribution
    Cincinnati, Ohio..........       7,500              1         Sales and distribution
    York, Pennsylvania........       7,400              3         Sales and distribution


                                 APPROXIMATE      APPROXIMATE
                                 FLOOR SPACE       LAND AREA
          PLANT LOCATION        (SQUARE FEET)       (ACRES)                      USE
    --------------------------  -------------     -----------     ----------------------------------
    Atlanta, Georgia..........       7,000              1         Sales and distribution
    Minneapolis, Minnesota....       5,500              1         Sales and distribution
    Charlotte, North
      Carolina................       5,100              1         Sales and distribution
    Syracuse, New York........       4,800              1         Sales and distribution
    Franklin Park, Illinois...       4,400              1         Sales and distribution

                                    POLYMER AND METAL PRODUCTS:
    Dawson Springs,
      Kentucky................     209,000             36         Manufacturing and distribution
    Roanoke Rapids,
      North Carolina..........     172,000             20         Manufacturing and distribution
    Hannibal, Missouri........     165,000             10         Manufacturing and distribution
    Wadsworth, Ohio...........     197,000             23         Manufacturing and distribution
    Akron, Ohio...............     121,000             17         Manufacturing and distribution
    Weirton, West Virginia....     117,000             11         Leased to non-affiliated party
    Fairfield, Ohio...........      51,000              2         Manufacturing and distribution
    Akron, Ohio...............      49,000              6         Manufacturing and distribution
    Ontario, California.......      40,000              2         Distribution and warehousing


     The following table sets forth by segment certain information with respect to facilities leased by the Registrant:

                                           EXPIRATION DATE
                                                 OF
                         APPROXIMATE      LEASE AND RENEWAL
                         FLOOR SPACE      OPTION PERIOD (IF
       LOCATION         (SQUARE FEET)           ANY)                                USE
----------------------- -------------     -----------------       ---------------------------------------
                                       POLYMER AND METAL PRODUCTS:
Shelbyville,
  Kentucky.............    105,000        December 31, 1995(1)    Manufacturing and distribution
Mississauga, Ontario,
  Canada...............     23,000        December 31, 1997       Sales, administrative and distribution
Milford, Ohio..........     19,000        February 29, 1996       Sales and administrative
Stanton, Harcourt,
  England..............     12,000        December 31, 2001       Warehousing and distribution
Witney, Oxon,
  England..............      4,000        December 31, 2004       Sales, administration and distribution

---------------
(1) Lease provides for an option to purchase at termination date for nominal consideration.

     The Registrant also leases distribution facilities in thirty-one (31) locations throughout the United States and Canada which, in the aggregate, amount to approximately 157,000 square feet of warehouse and office space. All of these locations are used by the distribution of aftermarket repair products and services segment.

     The Registrant believes that all of its properties, machinery and equipment generally are well maintained and adequate for the purposes for which they are used.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the Registrant's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1994, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

                                                 YEARS AS
               NAME                  AGE     EXECUTIVE OFFICER                     TITLE
-----------------------------------  ---     -----------------     --------------------------------------
Stephen E. Myers...................  51              22            President and Chief Executive Officer

Milton I. Wiskind..................  69              23            Senior Vice President and Secretary

Gregory J. Stodnick................  52              15            Vice President -- Finance

     Each executive officer has been principally employed in the capacities shown or similar ones with the Registrant for over the past five years. Years as an Executive Officer is stated as of the time the Company became a public company for reporting purposes.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's Directors, certain of its executive officers and persons who own more than ten percent of its Common Stock ("Insiders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange, Inc., and to furnish the Company with copies of all such forms they file. The Company understands from the information provided to it by the Insiders that they adhered to all filing requirements.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 1994 was 1,800. High and low stock prices and dividends for the last two years were:

                                                              SALES PRICE*
                                1994                          ------------    DIVIDENDS
                           QUARTER ENDED                      HIGH    LOW       PAID*
        ----------------------------------------------------  ----    ----    ---------
        MARCH 31............................................  18 3/8  16 1/4     .035
        JUNE 30.............................................  17 3/8  15 1/8     .035
        SEPTEMBER 30........................................  17 3/4  15 7/8     .04
        DECEMBER 31.........................................  17 3/4  12 7/8     .04

                                                              SALES PRICE*
                                1993                          ------------    DIVIDENDS
                           QUARTER ENDED                      HIGH    LOW       PAID*
        ----------------------------------------------------  ----    ----    ---------
        March 31............................................  19 1/8  15 1/4     .03
        June 30.............................................  18 7/8  16         .03
        September 30........................................  20      16 1/4     .035
        December 31.........................................  19 1/4  15 3/8     .035

---------------
* Adjusted for the five-for-four stock split distributed in August, 1994.

ITEM 6. SELECTED FINANCIAL DATA


                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
                              ELEVEN-YEAR SUMMARY

                                               1994             1993             1992             1991             1990
                                           -------------    -------------    -------------    -------------    -------------
OPERATIONS FOR THE YEAR
  Net sales..............................  $ 274,054,163    $ 245,136,189    $ 229,255,085    $ 195,581,070    $ 202,104,203
  Cost and expenses
    Cost of sales........................    183,890,614      163,794,129      154,007,502      129,148,273      136,602,663
    Selling..............................     32,238,245       30,428,260       27,286,626       24,442,225       23,054,815
    General and administrative...........     27,258,865       24,373,483       24,782,393       22,407,924       21,674,409
    Interest -- net......................        620,276        1,091,590        1,341,811        1,738,878        2,780,598
                                           -------------    -------------    -------------    -------------    -------------
                                             244,008,000      219,687,462      207,418,332      177,737,300      184,112,485
                                           -------------    -------------    -------------    -------------    -------------
    Income before income taxes...........     30,046,163       25,448,727       21,836,753       17,843,770       17,991,718
    Income taxes.........................     12,215,000       10,054,000        8,727,000        7,308,000        7,234,000
                                           -------------    -------------    -------------    -------------    -------------
    Net income...........................  $  17,831,163    $  15,394,727    $  13,109,753    $  10,535,770    $  10,757,718
                                           -------------    -------------    -------------    -------------    -------------
Net income per share*....................          $1.17            $1.05             $.93             $.76             $.78
                                           -------------    -------------    -------------    -------------    -------------
FINANCIAL POSITION -- AT YEAR END
    Total Assets.........................  $ 172,026,887    $ 152,386,302    $ 142,081,023    $ 113,030,476    $ 116,373,153
                                           -------------    -------------    -------------    -------------    -------------
    Current assets.......................     94,724,955       78,922,479       74,892,471       60,723,337       63,310,846
    Current liabilities..................     34,093,593       24,380,541       31,685,772       25,346,105       26,345,655
                                           -------------    -------------    -------------    -------------    -------------
    Working capital......................     60,631,362       54,541,938       43,206,699       35,377,232       36,965,191
    Other assets.........................     15,923,620       15,769,611       16,525,900       12,969,476       14,363,401
    Property, plant and
      equipment -- net...................     61,378,312       57,694,212       50,662,652       39,337,663       38,698,906
    Less:
      Long-term debt.....................      4,154,646       10,654,650       24,917,426       14,559,630       25,361,688
      Deferred income taxes..............      2,869,976        2,064,399        1,594,855          670,922        1,471,796
                                           -------------    -------------    -------------    -------------    -------------
SHAREHOLDERS' EQUITY.....................  $ 130,908,672    $ 115,286,712    $  83,882,970    $  72,453,819    $  63,194,014
                                           -------------    -------------    -------------    -------------    -------------
COMMON SHARES OUTSTANDING*...............     15,300,092       15,278,729       14,093,170       13,876,398       13,835,633
                                           -------------    -------------    -------------    -------------    -------------
BOOK VALUE PER COMMON SHARE*.............          $8.56            $7.54            $5.95            $5.22            $4.57
                                           -------------    -------------    -------------    -------------    -------------
OTHER DATA
    Dividends paid.......................  $   2,337,953    $   2,058,288    $   1,746,780    $   1,530,455    $   1,395,850
    Dividends paid per Common Share*.....            .15              .13              .12              .11              .10
                                           -------------    -------------    -------------    -------------    -------------
    Average Common Shares*
    outstanding during the year..........     15,300,345       14,724,598       14,062,828       13,862,025       13,821,173
                                             ===========      ===========      ===========      ===========      ===========

---------------
* Adjusted for the five-for-four stock split distributed in August, 1994; the ten percent stock dividend paid in August, 1993; the five-for-four stock split distributed in August, 1992; the ten percent stock dividends paid in August, 1991; August, 1990; and September, 1988; the three-for-two stock split distributed in September, 1987; the ten percent stock dividends paid in August, 1986; and August, 1985; and the two-for-one stock split distributed in May, 1984.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
                        ELEVEN-YEAR SUMMARY -- CONTINUED

                                        1989            1988            1987           1986           1985           1984
                                    ------------    ------------    ------------    -----------    -----------    -----------
OPERATIONS FOR THE YEAR
  Net sales.......................  $194,771,836    $183,810,747    $131,710,204    $89,645,730    $85,250,021    $86,003,717
  Cost and expenses
    Cost of sales.................   134,234,037     129,065,978      90,243,676     60,089,248     58,173,213     58,903,327
    Selling.......................    20,732,345      18,528,963      15,276,676     10,767,736     10,151,414     10,003,453
    General and administrative....    19,896,487      18,726,786      14,854,167     11,355,895     10,423,738      9,913,980
    Interest -- net...............     3,692,592       3,624,112       1,759,659        275,179        197,252       (248,853)
                                    ------------    ------------    ------------    -----------    -----------    -----------
                                     178,555,461     169,945,839     122,134,178     82,488,058     78,945,617     78,571,907
                                    ------------    ------------    ------------    -----------    -----------    -----------
    Income before income taxes....    16,216,375      13,864,908       9,576,026      7,157,672      6,304,404      7,431,810
    Income taxes..................     6,595,000       5,797,000       4,358,000      3,443,000      2,881,000      3,611,000
                                    ------------    ------------    ------------    -----------    -----------    -----------
    Net Income....................  $  9,621,375    $  8,067,908    $  5,218,026    $ 3,714,672    $ 3,423,404    $ 3,820,810
                                    ------------    ------------    ------------    -----------    -----------    -----------
Net income per share*.............          $.70            $.59            $.38           $.27           $.24           $.25
                                    ------------    ------------    ------------    -----------    -----------    -----------
FINANCIAL POSITION -- AT YEAR END
    Total Assets..................  $111,104,356    $109,668,585    $103,401,944    $52,736,836    $51,432,421    $52,572,215
                                    ------------    ------------    ------------    -----------    -----------    -----------
    Current assets................    61,479,468      58,852,930      52,171,313     38,173,150     36,362,072     39,477,241
    Current liabilities...........    26,397,909      24,796,004      28,326,238     10,605,351      9,755,442     10,347,071
                                    ------------    ------------    ------------    -----------    -----------    -----------
    Working capital...............    35,081,559      34,056,926      23,845,075     27,567,799     26,606,630     29,130,170
    Other assets..................    15,612,316      18,057,080      21,275,608      1,146,427      1,119,083        865,780
    Property, plant and
      equipment -- net............    34,012,572      32,758,575      29,955,023     13,417,259     13,951,266     12,229,194
    Less:
      Long-term debt..............    29,833,585      38,433,060      35,502,197      6,063,666      8,633,323      7,306,240
      Deferred income taxes.......     1,579,955       1,672,313       1,570,207      2,545,724      2,391,589      2,408,923
                                    ------------    ------------    ------------    -----------    -----------    -----------
SHAREHOLDERS' EQUITY..............  $ 53,292,907    $ 44,767,208    $ 38,003,302    $33,522,095    $30,652,067    $32,509,981
                                    ------------    ------------    ------------    -----------    -----------    -----------
COMMON SHARES OUTSTANDING*........    13,802,276      13,745,430      13,644,175     13,624,183     13,542,963     15,189,709
                                    ------------    ------------    ------------    -----------    -----------    -----------
BOOK VALUE PER COMMON SHARE*......         $3.86           $3.25           $2.79          $2.46          $2.26          $2.14
                                    ------------    ------------    ------------    -----------    -----------    -----------
OTHER DATA
    Dividends paid................  $  1,265,208    $  1,134,314    $  1,049,550    $   972,065    $   899,278    $   864,540
    Dividends paid per Common
      Share*......................           .09             .08            .075            .07            .06           .055
                                    ------------    ------------    ------------    -----------    -----------    -----------
    Average Common Shares*
      outstanding during the
      year........................    13,777,715      13,729,751      13,635,828     13,618,398     14,204,176     15,202,953
                                     ===========     ===========     ===========     ==========     ==========     ==========

---------------
* Adjusted for the five-for-four stock split distributed in August, 1994; the ten percent stock dividend paid in August, 1993; the five-for-four stock split distributed in August, 1992; the ten percent stock dividends paid in August, 1991; August, 1990; and September, 1988; the three-for-two stock split distributed in September, 1987; the ten percent stock dividends paid in August, 1986; and August, 1985; and the two-for-one stock split distributed in May, 1984.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 1994 increased $28.9 million or 12 percent compared to 1993. This record performance, the best in the Company's history, was the result of strong growth in both of the Company's business segments. The increase in the Distribution segment of $14.5 million or 14 percent resulted from strong equipment sales, a pick-up in international activity and the acquisition of a distributor. Sales in the Manufacturing segment increased $15.8 million or 11 percent. Improved sales of existing products, the introduction of new products and extensions of existing product lines were the main factors for the increase.

     Net sales for the year ended December 31, 1993 increased $15.9 million or 7 percent compared to 1992. This performance was the result of increased unit volume in each of the Company's business segments. The increase in the Distribution segment of $7.3 million or 7 percent was the result of expanded market coverage, new product introductions and the acquisition of a distributor. Sales in the Manufacturing segment increased $9.5 million or 7 percent due primarily to sustained demand for existing consumer and industrial product lines and concentrated sales and marketing efforts.

     Cost of sales for the year ended December 31, 1994 increased $20.1 million or 12 percent over 1993 as the result of the higher sales volume. Gross profit, expressed as a percent of sales, decreased to 32.9 percent in 1994 from 33.2 percent in 1993. The decrease in the gross profit percent is the result of increased raw material prices, mainly resin and rubber, which were partially offset by the increased plant utilization caused by the higher sales volume.

     Cost of sales for the year ended December 31, 1993 increased $9.8 million or 6 percent over 1992 as the result of higher sales volume. Gross profit, expressed as a percentage of sales, increased to 33.2 percent in 1993 from 32.8 percent in 1992. The increase in the gross profit percent was attributable to the Company's emphasis on efficient utilization of production capacity and favorable raw material prices.

     Operating expenses for the year ended December 31, 1994 increased $4.7 million or 9 percent over 1993. The increase was principally due to the higher sales volume. As a percent of sales, operating expenses decreased to 21.7 percent in 1994 as compared to 22.4 percent in 1993. This improvement was the result of on-going cost control programs and better fixed expense coverage.

     Operating expenses for the year ended December 31, 1993 increased $2.7 million or 5 percent over 1992. Increased selling expenses due to higher sales volume was the principal reason for the change. Operating expenses as a percentage of sales, decreased to 22.4 percent in 1993 as compared to 22.7 percent in 1992. Efficient cost control programs contributed to the improvement.

     Interest income for the year ended December 31, 1994 increased $50,039 or 41 percent from 1993 primarily from higher interest rates. Interest income for the year ended December 31, 1993 decreased $70,515 or 37 percent from 1992. This decrease was the result of a reduction in notes receivable outstanding.

     Interest expense for the year ended December 31, 1994 decreased $421,275 or 35 percent from 1993 as a result of lower long-term debt levels. Interest expense for the year ended December 31, 1993 decreased $320,736 or 21 percent from 1992. Proceeds from the Company's Common Stock offering in May of 1993 were used to pay down debt levels, which led to the reduced interest expense.

     Income taxes as a percent of income before taxes was 40.7 percent in 1994, up from 39.5 percent in 1993. The higher effective tax rate was attributable to the adoption by the Company in 1993 of FASB Statement 109, "Accounting for Income Taxes" which reduced income tax expense in 1993 by $210,000. The 1992 effective tax rate was 40 percent.

FINANCIAL CONDITION

     Working capital increased to $60.6 million for the year ended December 31, 1994 compared to $54.5 million for 1993. Total debt expressed as a percent of total capitalization decreased to 3.6 percent for the year ended December 31, 1994 compared to 9.5 percent in 1993. This strong capital position provides the Company with the flexibility to finance additional manufacturing capacity, working capital needs, and other corporate purposes.

     During the next five years, the Company anticipates on-going capital expenditures in the range of $12.0 to $15.0 million per year, primarily for increased polymer manufacturing capacity. Management believes available credit facilities and anticipated cash flows from operations will be sufficient to meet the needs of its business, both short-term and long-term.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and accompanying notes and the reports of management and independent accountants follow Item 9 of this Report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the Registrant's independent accountants on accounting and financial disclosure matters within the two year period ended December 31, 1994, or in any period subsequent to such date.

COMMON STOCK MARKET PRICES AND DIVIDENDS

     The Company's Common Stock is traded on the American Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 1994 was 1,800. High and low stock prices and dividends for the last two years were:

                                                             SALES PRICE*     DIVIDENDS PAID*
                                                             ------------     ---------------
                                                             HIGH     LOW
                                                             ----     ---
    QUARTER ENDED 1994
      MARCH 31.............................................  18 3/8   16 1/4        .035
      JUNE 30..............................................  17 3/8   15 1/8        .035
      SEPTEMBER 30.........................................  17 3/4   15 7/8        .04
      DECEMBER 31..........................................  17 3/4   12 7/8        .04

                                                             SALES PRICE*     DIVIDENDS PAID*
                                                             ------------     ---------------
                                                             HIGH     LOW
                                                             ----     ---
    Quarter Ended 1993
      March 31.............................................  19 1/8   15 1/4        .03
      June 30..............................................  18 7/8   16            .03
      September 30.........................................  20       16 1/4        .035
      December 31..........................................  19 1/4   15 3/8        .035

SUMMARIZED QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED) THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA

                                                  MARCH 31   JUNE 30   SEPT. 30   DEC. 31    TOTAL
                                                  --------   -------   --------   -------   --------
    QUARTER ENDED 1994
      NET SALES.................................  $59,695    $68,442   $ 66,192   $79,725   $274,054
      GROSS PROFIT..............................   19,308     23,536     21,174    26,146     90,164
      NET INCOME................................    3,498      5,144      3,866     5,323     17,831
      PER SHARE*................................      .23        .34        .25       .35       1.17

                                                  MARCH 31   JUNE 30   SEPT. 30   DEC. 31    TOTAL
                                                  --------   -------   --------   -------   --------
    Quarter Ended 1993
      Net sales.................................  $54,407    $63,559   $ 61,186   $65,984   $245,136
      Gross profit..............................   18,176     21,201     18,863    23,102     81,342
      Net income................................    3,269      4,376      3,134     4,616     15,395
      Per share*................................      .23        .31        .21       .30       1.05

---------------

* Adjusted for the five-for-four stock split distributed in August, 1994.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio
February 8, 1995


                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                       1994             1993             1992
                                                   ------------     ------------     ------------
Net sales........................................  $274,054,163     $245,136,189     $229,255,085
Cost of sales....................................   183,890,614      163,794,129      154,007,502
                                                   ------------     ------------     ------------
  Gross profit...................................    90,163,549       81,342,060       75,247,583
                                                   ------------     ------------     ------------
Operating expenses
  Selling........................................    32,238,245       30,428,260       27,286,626
  General and administrative.....................    27,258,865       24,373,483       24,782,393
                                                   ------------     ------------     ------------
                                                     59,497,110       54,801,743       52,069,019
                                                   ------------     ------------     ------------
     Operating income............................    30,666,439       26,540,317       23,178,564
                                                   ------------     ------------     ------------
Interest
  Income.........................................      (170,728)        (120,689)        (191,204)
  Expense........................................       791,004        1,212,279        1,533,015
                                                   ------------     ------------     ------------
                                                        620,276        1,091,590        1,341,811
                                                   ------------     ------------     ------------
Income before income taxes.......................    30,046,163       25,448,727       21,836,753
Income taxes.....................................    12,215,000       10,054,000        8,727,000
                                                   ------------     ------------     ------------
Net income.......................................  $ 17,831,163     $ 15,394,727     $ 13,109,753
                                                   ------------     ------------     ------------
Net income per share.............................         $1.17            $1.05             $.93
                                                    ===========      ===========      ===========

        The accompanying notes are an integral part of these statements.


                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                        AS OF DECEMBER 31, 1994 AND 1993

                                                                      1994             1993
                                                                  ------------     ------------
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments...........................  $  1,794,703     $  1,661,783
  Accounts receivable -- less allowances of $1,479,000 and
     $1,525,000, respectively...................................    51,226,688       40,404,841
  Inventories
     Finished and in-process products...........................    33,572,557       30,119,918
     Raw materials and supplies.................................     5,809,158        4,821,822
                                                                  ------------     ------------
                                                                    39,381,715       34,941,740
  Prepaid expenses..............................................     2,321,849        1,914,115
                                                                  ------------     ------------
TOTAL CURRENT ASSETS............................................    94,724,955       78,922,479
OTHER ASSETS
  Excess of cost over fair value of net assets of companies
     acquired...................................................     9,289,115        9,574,475
  Patents and other intangible assets...........................     3,219,371        3,499,903
  Other.........................................................     3,415,134        2,695,233
                                                                  ------------     ------------
                                                                    15,923,620       15,769,611
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land..........................................................     1,836,637        1,827,586
  Buildings and leasehold improvements..........................    29,010,268       29,079,238
  Machinery and equipment.......................................    85,710,088       74,400,453
                                                                  ------------     ------------
                                                                   116,556,993      105,307,277
  Less allowances for depreciation and amortization.............    55,178,681       47,613,065
                                                                  ------------     ------------
                                                                    61,378,312       57,694,212
                                                                  ------------     ------------
                                                                  $172,026,887     $152,386,302
                                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..............................................  $ 19,751,167     $ 12,272,184
  Employee compensation and related items.......................     8,911,996        6,830,956
  Accrued expenses
     Interest...................................................        59,729           63,265
     Taxes, other than income taxes.............................       974,853          728,515
     Income taxes...............................................       431,805          160,534
     Other......................................................     3,271,664        2,895,646
  Current portion of long-term debt.............................       692,379        1,429,441
                                                                  ------------     ------------
TOTAL CURRENT LIABILITIES.......................................    34,093,593       24,380,541
LONG-TERM DEBT, LESS CURRENT PORTION............................     4,154,646       10,654,650
DEFERRED INCOME TAXES...........................................     2,869,976        2,064,399
SHAREHOLDERS' EQUITY
  Serial Preferred Shares (authorized 1,000,000 shares).........           -0-              -0-
  Common Shares, without par value (authorized 30,000,000
     shares; outstanding 15,300,092 and 15,278,729 shares,
     respectively)..............................................     8,303,598        7,697,032
  Additional paid-in capital....................................    90,606,429       91,030,715
  Foreign currency translation adjustment.......................      (466,191)        (412,661)
  Retained income...............................................    32,464,836       16,971,626
                                                                  ------------     ------------
                                                                   130,908,672      115,286,712
                                                                  ------------     ------------
                                                                  $172,026,887     $152,386,302
                                                                   ===========      ===========

        The accompanying notes are an integral part of these statements.


                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                              FOREIGN
                                          COMMON SHARES        ADDITIONAL     CURRENCY
                                     -----------------------     PAID-IN     TRANSLATION   RETAINED
                                       NUMBER       AMOUNT       CAPITAL     ADJUSTMENT     INCOME
                                     ----------   ----------   -----------   ----------   -----------
BALANCE AT JANUARY 1, 1992.........   8,073,540   $5,395,838   $47,559,044   $  512,255   $18,986,682
Additions
  Pooling of interests.............      78,830       52,816       (10,236)         -0-       312,463
  Net income.......................         -0-          -0-           -0-          -0-    13,109,753
  Sales under option plans.........      38,742      253,432           -0-          -0-           -0-
  Employees stock purchase plan....      11,964      222,623           -0-          -0-           -0-
  Five-for-four stock split........   2,045,934          -0-           -0-          -0-           -0-
  Dividend reinvestment plan.......         568       10,011           -0-          -0-           -0-
Deductions
  Foreign currency translation
     adjustment....................         -0-          -0-           -0-     (774,931)          -0-
  Dividends -- $.12 per share......         -0-          -0-           -0-          -0-    (1,746,780)
                                     ----------   ----------   -----------   ----------   -----------
BALANCE AT DECEMBER 31, 1992.......  10,249,578   $5,934,720   $47,548,808   $ (262,676)  $30,662,118
                                     ----------   ----------   -----------   ----------   -----------
Additions
  Shares issued through public
     offering......................     820,000      492,000    17,142,206          -0-           -0-
  Net income.......................         -0-          -0-           -0-          -0-    15,394,727
  Sales under option plans.........      29,997      237,262           -0-          -0-           -0-
  Employees stock purchase plan....      12,211      288,858           -0-          -0-           -0-
  Dividend reinvestment plan.......       2,856       68,104           -0-          -0-           -0-
Deductions
  Foreign currency translation
     adjustment....................         -0-          -0-           -0-     (149,985)          -0-
  Dividends -- $.13 per share......         -0-          -0-           -0-          -0-    (2,058,288)
  10% stock dividend...............   1,108,341      676,088    26,339,701          -0-   (27,026,931)
                                     ----------   ----------   -----------   ----------   -----------
BALANCE AT DECEMBER 31, 1993.......  12,222,983   $7,697,032   $91,030,715   $ (412,661)  $16,971,626
                                     ----------   ----------   -----------   ----------   -----------
Additions
  Net income.......................         -0-          -0-           -0-          -0-    17,831,163
  Sales under option plans.........      25,747      162,552           -0-          -0-           -0-
  Employees stock purchase plan....      16,358      326,588           -0-          -0-           -0-
  Five-for-four stock split........   3,061,333          -0-           -0-          -0-           -0-
  Dividend reinvestment plan.......       6,971      135,408           -0-          -0-           -0-
Deductions
  Foreign currency translation
     adjustment....................         -0-          -0-           -0-      (53,530)          -0-
  Purchases for treasury...........     (33,300)     (17,982)     (424,286)         -0-           -0-
  Dividends -- $.15 per share......         -0-          -0-           -0-          -0-    (2,337,953)
                                     ----------   ----------   -----------   ----------   -----------
BALANCE AT DECEMBER 31, 1994.......  15,300,092   $8,303,598   $90,606,429   $ (466,191)  $32,464,836
                                      =========    =========    ==========    =========    ==========

        The accompanying notes are an integral part of these statements.


                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                         1994            1993            1992
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.......................................  $ 17,831,163    $ 15,394,727    $ 13,109,753
  Items not affecting use of cash
     Depreciation..................................     8,821,426       7,077,089       5,922,280
     Amortization of excess of cost over fair value
       of net assets of companies acquired.........       285,360         243,808         312,979
     Amortization of deferred financing costs......        78,436          56,972          93,824
     Amortization of patents and other intangible
       assets......................................       295,115         312,297          81,190
     Tax benefit of net operating loss and credit
       carryforwards...............................           -0-          56,600         551,000
     Deferred income taxes.........................       805,577         469,544         923,933
  Cash flow provided by (used for) working capital
     Accounts receivable...........................   (10,821,847)     (2,094,805)     (7,705,510)
     Inventories...................................    (4,439,975)     (4,065,048)     (5,744,523)
     Prepaid expenses..............................      (407,734)        375,272        (458,630)
     Accounts payable and accrued expenses.........    10,450,114      (4,167,661)      6,936,677
                                                     ------------    ------------    ------------
     Net cash provided by operating activities.....    22,897,635      13,658,795      14,022,973
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment,
     net...........................................   (12,505,526)    (14,108,649)    (16,667,537)
  Acquisition of patents and other intangible
     assets........................................       (14,583)            -0-      (3,893,390)
  Cash dividends paid..............................    (2,337,953)     (2,058,288)     (1,746,780)
  Other............................................      (227,319)        519,709      (1,240,770)
                                                     ------------    ------------    ------------
     Net cash used for investing activities........   (15,085,381)    (15,647,228)    (23,548,477)
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchases for treasury...........................      (442,268)            -0-             -0-
  Proceeds from issuance of common stock...........           -0-      17,634,206             -0-
  Borrowings (repayments) net......................    (7,237,066)    (17,400,346)      9,760,786
                                                     ------------    ------------    ------------
     Net cash provided by (used for) financing
       activities..................................    (7,679,334)        233,860       9,760,786
CASH OF COMPANIES ACQUIRED.........................           -0-             -0-          25,189
                                                     ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS......................................       132,920      (1,754,573)        260,471
CASH AND TEMPORARY CASH INVESTMENTS
  January 1........................................     1,661,783       3,416,356       3,155,885
CASH AND TEMPORARY CASH INVESTMENTS
                                                     ------------    ------------    ------------
  December 31......................................  $  1,794,703    $  1,661,783    $  3,416,356
                                                      ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
     Interest......................................  $    749,540    $  1,354,776    $  1,475,179
     Income taxes..................................    11,138,152       9,372,275       8,107,452

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCIES

     All balance sheet accounts of consolidated foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period and income statement items are translated at an average currency exchange rate. The resulting translation adjustment is recorded as a separate component of shareholders' equity.

CASH AND TEMPORARY CASH INVESTMENTS

     The Company has a cash management program which provides for the investment of excess cash balances in temporary cash investments. For purposes of this statement, temporary cash investments, all of which have an original maturity of ninety days or less, are considered cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or market. For approximately 73 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at first-in, first-out (FIFO) method of determining cost.

     If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $5,196,000, $3,906,000 and $3,692,000 higher than reported at December 31, 1994, 1993 and 1992, respectively.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of annual rates expected to amortize the cost of such assets over their estimated useful lives by the straight-line method.

REVENUE RECOGNITION

     The company's revenue recognition policy is to recognize revenue from sales when goods are shipped.

INCOME TAXES

     Deferred income taxes are provided to recognize the timing differences between financial statement and income tax reporting, principally for depreciation and certain valuation allowances. Deferred taxes are not provided on the unremitted earnings of foreign subsidiaries as the Company's intention is to permanently reinvest these earnings in the operations of these subsidiaries. If these earnings would be remitted in future years, the taxes due after considering available foreign tax credits would not be material.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF COMPANIES ACQUIRED

     This asset represents the excess of cost over the fair value of net assets of companies acquired and is being amortized on a straight-line basis over 40 years. Accumulated amortization at December 31, 1994 and 1993 was $2,496,000 and $2,210,000, respectively.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

RESEARCH AND DEVELOPMENT

     Research, engineering, testing and product development costs are charged to current operations as incurred.

NET INCOME PER SHARE

     Income per share is determined on the basis of the weighted average number of Common Shares and common stock equivalents outstanding during the year. During the years ended December 31, 1994 and 1992 the Company distributed a five-for-four stock split and during the year ended December 31, 1993 the Company paid a ten percent stock dividend. All per share data has been adjusted for the stock dividend and the stock splits.

FINANCIAL INSTRUMENTS

     Financial instruments, consisting of cash equivalents, trade and notes receivable, and long term debt, are recorded at their historical costs which approximate their fair market value.

ACQUISITIONS

     On January 15, 1992, the Company completed the acquisition of Retreaders Supply Co., Inc., a distributor of tire supplies and retread products. The transaction was effected through the exchange of 66,356 shares of the Company's Common Stock for all the issued and outstanding shares of Retreaders Supply Co., Inc. Also acquired on January 15, 1992, was Alpha Technical Services, Inc., a manufacturer of metal products primarily used in the material handling field. This transaction was effected through the exchange of 12,474 shares of the Company's Common Stock for all the issued and outstanding shares of Alpha Technical Services, Inc. These acquisitions have been accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements for the year ending December 31, 1992, include the accounts of both Alpha Technical Services, Inc. and Retreaders Supply Co., Inc. Prior year amounts have not been restated as the effect is immaterial.

     On August 31, 1992, a subsidiary of the Company acquired all tooling, patents and marketing rights to a line of commercial bakery trays from Ekco/Glaco Inc. for approximately $4,900,000. In connection with this transaction, the Company acquired tooling valued at $1,000,000, patents valued at $800,000 and other intangible assets representing the value of customer lists, trademarks and marketing rights. The patents are being amortized on a straight-line basis over their remaining lives and all other intangible assets on a straight-line basis over 15 years.

     On August 31, 1993, the Company acquired certain assets and operations of the J.A. Peterson Company, a distributor of tire supplies and retread products, for approximately $685,000. The acquisition has been accounted for by the purchase method of accounting and, accordingly, J.A. Peterson's results of operations have been included in the accompanying consolidated financial statements beginning September 1, 1993. J.A. Peterson's operations are not material in relation to the Company's consolidated financial statements and proforma financial information has therefore not been presented.

     On January 28, 1994, the Company acquired certain assets and operations of Northwest Tire Shop Supply, Inc., a distributor of tire supplies and retread products, for approximately $356,000. The acquisition has been accounted for by the purchase method of accounting and, accordingly, Northwest's results of operations have been included in the accompanying consolidated financial statements beginning February 1, 1994. Northwest's operations are not material in relation to the Company's consolidated financial statements and proforma financial information has therefore not been presented.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

RETIREMENT PLANS

     The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. Two plans are defined benefit plans with benefits primarily based upon a fixed amount for each year of service. It is the Company's policy to fund pension costs accrued, which are at least equal to the minimum required contribution as defined by the Employee Retirement Income Security Act of 1974.


     For the Company's existing defined benefit plans, net periodic pension costs was as follows:

                                                        1994          1993          1992
                                                      ---------     ---------     ---------
    Service cost-benefit earned during the year.....  $ 107,451     $ 117,953     $ 116,219
    Interest cost on projected benefit obligation...    148,485       150,083       142,562
    Return on plan assets...........................     10,580      (136,481)     (137,600)
    Net amortization................................   (154,358)       (5,049)        4,290
                                                      ---------     ---------     ---------
    Net periodic pension cost.......................  $ 112,158     $ 126,506     $ 125,471
                                                      =========     =========     =========

     Assumptions used for these plans were as follows: discount rate, 6.5%; rate of return on plan assets, 8.0%. Future benefit increases were not considered as there is no substantive commitment to increase benefits.


     The following table sets forth the plans' funded status at December 31, 1994 and 1993 (in thousands):

                                                                       1994             1993
                                                                ------------------     -------
                                                                OVER-      UNDER-      UNDER-
                                                                FUNDED     FUNDED      FUNDED
                                                                PLANS       PLANS       PLANS
                                                                ------     -------     -------
    Projected benefit obligation
      Vested benefits.........................................  $  652     $ 1,222     $ 2,294
      Non-vested..............................................       8         192         224
                                                                ------     -------     -------
    Accumulated benefit obligation............................     660       1,414       2,518
    Fair value of plan assets.................................     798       1,327       2,285
                                                                ------     -------     -------
    Projected benefit obligation in excess of plan assets.....     138         (87)       (233)
    Unrecognized net (gain)...................................    (131)       (128)        (47)
    Unrecognized net obligation at date of adoption...........      95         139         282
                                                                ------     -------     -------
    Net projected pension (liability) asset...................  $  102     $   (76)    $     2
                                                                 =====      ======      ======

     A profit sharing plan is maintained for eligible employees, not covered under defined benefit plans, who meet minimum tenure requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. During 1994, the Company terminated a certain hourly pension plan and covered the employees under the Company's profit sharing plan. As a result, the Company recognized a $90,000 charge for the curtailment of this plan. The aggregate cost of all retirement and profit sharing plans reflected in the accompanying statements of consolidated income is $1,224,000, $1,104,000 and $1,065,000 for the years 1994, 1993 and 1992, respectively.

     In addition to these plans, the Company entered into an agreement in 1983 with its Chairman providing for annual payments of $200,000, which commenced in 1989 for a term of ten years. Pursuant to an amendment in the plan in July, 1993, the Company will pay the Chairman's widow $200,000 annually during her lifetime.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

LONG-TERM DEBT AND CREDIT AGREEMENTS


     Long-term debt at December 31 consisted of the following:

                                                                1994           1993
                                                             ----------     -----------
        Revolving credit agreement.........................  $2,000,000     $ 6,500,000
        Industrial revenue bonds...........................   2,275,166       5,199,166
        Other..............................................     571,859         384,925
                                                             ----------     -----------
                                                              4,847,025      12,084,091
        Less current portion...............................     692,379       1,429,441
                                                             ----------     -----------
                                                             $4,154,646     $10,654,650
                                                              =========      ==========

     The Company has a Revolving Credit Agreement with a group of banks which enables the Company to borrow up to $25,000,000 at prime rate on a variable basis, or on a short-term fixed basis at a rate based upon LIBOR or certificate of deposits at the participating banks. The agreement is unsecured and expires on June 30, 1995. At December 31, 1994, the borrowings under this agreement have been classified as long-term since the Company has commitments to renew this agreement. The Revolving Credit facility currently bears interest on the outstanding balance at an average rate of 6.75 percent. In addition, the Company is required to pay on a quarterly basis a commitment fee of 1/4 percent per annum on the daily unborrowed portion of the revolving credit commitment.

     The industrial revenue bonds are secured by plant and equipment purchased by the Company with the proceeds of the bonds. In January, 1994, the Company redeemed $2,330,000 of these by drawing on the Revolving Credit facility. The remaining bonds mature at various dates through 1999 with variable interest rates ranging from 4.20 percent to 6.97 percent. One industrial revenue bond is backed by a standby letter of credit totaling $1,331,250 with an associated fee of 3/4 percent per annum.

     Other includes various notes and capitalized leases which mature in various amounts through 1999 and bear a weighted average interest rate of 9.71 percent.

     The maturities of long-term debt for the five years ending December 31, 1999, are $692,000 in 1995; $622,000 in 1996; $607,000 in 1997; $520,000 in
1998; and $332,000 in 1999. The Revolving Credit Agreement and certain of the industrial revenue bond issues contain customary covenants which include, among other things, maintenance of minimum tangible net worth and minimum working capital, restrictions on certain additional indebtedness and requirements to maintain certain financial ratios. At December 31, 1994, the Company was in compliance with these covenants.

LEASES

     The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $2,359,000, $2,662,000 and $2,696,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     Future minimum rental commitments for the next five years are as follows:

YEAR ENDED DECEMBER 31,     COMMITMENT
-----------------------     ----------
          1995              $1,611,000
          1996               1,078,000
          1997                 784,000
          1998                 295,000
          1999                 211,000

INCOME TAXES

     The effective tax rate was 40.7% in 1994, 39.5% in 1993 and 40.0% in 1992. A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                             PERCENT OF PRE-TAX INCOME
                                                             --------------------------
                                                             1994       1993       1992
                                                             ----       ----       ----
        Statutory Federal income tax rate..................  35.0%      35.0%      34.0%
        State income taxes -- net of Federal tax benefit...   4.7        4.6        5.0
        Effect of non-deductible depreciation and
          amortization.....................................    .6         .6         .9
        FASB 109 adoption..................................    --        (.8)        --
        Other..............................................    .4         .1         .1
                                                             ----       ----       ----
        Effective tax rate for the year....................  40.7%      39.5%      40.0%
                                                             ====       ====       ====

     Income taxes consisted of the following:

                                             1994                 1993                 1992
                                      ------------------   ------------------   ------------------
                                      CURRENT   DEFERRED   CURRENT   DEFERRED   CURRENT   DEFERRED
                                      -------   --------   -------   --------   -------   --------
                                                         (DOLLARS IN THOUSANDS)
        Federal.....................  $ 9,015     $812     $ 7,707     $414     $ 6,063     $911
        Foreign.....................      225       (3)        122       (2)        100       (2)
        State and local.............    2,169       (3)      1,755       58       1,640       15
                                      -------   --------   -------   --------   -------   --------
                                      $11,409     $806     $ 9,584     $470     $ 7,803     $924
                                      =======   ======      ======   ======      ======   ======

     The transactions giving rise to deferred taxes in each of the three years in the period ended December 31, 1994 are as follows:

                                                              1994       1993      1992
                                                             ------     ------     ----
                                                               (DOLLARS IN THOUSANDS)
        Accelerated depreciation...........................  $1,023     $1,149     $331
        Undistributed earnings of a Domestic International
          Sales Corporation................................      (6)        (6)     (29)
        Compensation.......................................    (215)        71      174
        Employee benefits trust............................     (23)      (127)     (14)
        Inventory valuation................................     147       (158)     (25)
        Allowance for uncollectible accounts...............     (62)       (45)     109
        Non deductible accruals............................     (58)      (204)     378
        FASB 109 adoption..................................      --       (210)      --
                                                             ------     ------     ----
                                                             $  806     $  470     $924
                                                             ======     ======     ====

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

INCOME TAXES

     Significant components of the Company's deferred tax liabilities as of December 31, 1994 and 1993 are as follows:

                                                                    1994         1993
                                                                   ------       ------
                                                                  (DOLLARS IN THOUSANDS)
        Deferred income tax liabilities:
          Accelerated depreciation...............................  $5,114       $4,091
          Employee benefit trust.................................     227          250
          Other..................................................      81          127
                                                                   ------       ------
                                                                    5,422        4,468
                                                                   ------       ------
        Deferred income tax assets:
          Compensation...........................................   1,135          920
          Inventory valuation....................................     671          818
          Allowance for uncollectible accounts...................     488          426
          Non deductible accruals................................     258          240
                                                                   ------       ------
                                                                    2,552        2,404
                                                                   ------       ------
        Net deferred income tax liability........................  $2,870       $2,064
                                                                   ======       ======

     At December 31, 1994, the Company had a net operating loss carryforward from an acquired company of $203,000 which does not begin to expire until 1996. The benefit related to this loss carryforward will result in the restoration of previously deferred taxes.

     The Company has reduced the excess of cost over fair value of net assets of companies acquired by $56,600 and $551,000 in 1993 and 1992, respectively, to reflect the realization of acquired net operating loss carryforwards and tax credits.

     Effective January 1, 1993, the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," required the Company to change its method of accounting for income taxes to the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under the Statement, the effect on deferred taxes of a change in tax rates is recognized in the tax provision in the period that includes the enactment date. Under the previously used method, deferred taxes were recognized using the tax rate applicable to the year of calculation and were not adjusted for subsequent rate changes.

     The adoption of this statement, which reduced income tax expense, resulted in additional net income of $210,000 or $.02 per share in 1993.

STOCK OPTIONS

     In 1992, the Company adopted the 1992 Stock Option Plan allowing key employees to purchase Common Stock of the Company at the market price on the date of grant. The plan provides that stock options expire five years from date of grant and are exercisable up to 20 percent of the shares granted each year. The activity listed below covers both the 1992 Stock Option Plan and the 1982 Incentive Stock Option Plan which expired in 1992.

     Stock options granted during the past three years were as follows: during 1994, 97,545 shares at prices from $14.25 to $18.40; during 1993, 6,625 shares at prices from $15.82 to $19.30; during 1992, 42,570 shares at prices from $12.18 to $15.70.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     Stock options exercised during the past three years were as follows: during 1994, 35,195 shares at prices from $7.95 to $14.27; during 1993, 38,775 shares at prices from $5.16 to $14.27; during 1992, 61,690 shares at prices from $3.77 to $8.60.

     At December 31, 1994, 1993 and 1992 there were outstanding options for the purchase of 186,807, 135,135 and 186,365 shares respectively, at prices ranging from $7.95 to $19.30 per share in 1994 and 1993 and $5.16 to $15.70 per share in 1992.

     At December 31, 1994 and 1993, there were options for 80,722 and 81,200 shares, respectively that were exercisable.

INDUSTRY SEGMENTS

     The Company operates principally in two areas of business, the first being the distribution of aftermarket repair products and services. These products are distributed both domestically through branches in major cities in the United States and in foreign countries where, in some cases, the Company has controlling interest in companies located in those countries. No single foreign country represents more than 10 percent of the total sales, income or assets of the Company. The second major area of the Company's business is polymer and metal products which are manufactured in Company-owned facilities and distributed through mass merchandisers, warehouse distributors, sales representatives and in-house salesmen, principally in the United States.

     Operating income before income taxes is total revenues less total operating expenses. In computing operating income for the major segments of the Company, general corporate overhead expense and interest expense are not included.

     The identifiable assets of each major segment of the Company include inventories, accounts receivable, net fixed assets, the excess of cost over fair value of net assets acquired, patents, and other intangible assets attributable to each segment. Corporate assets are principally land, buildings, computer equipment, cash and temporary cash investments

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     The table sets forth information relating to the Company's operations for the years ended December 31, 1994, 1993 and 1992, as required by the Statement of Financial Accounting Standards No. 14.

                                                               1994         1993         1992
                                                             --------     --------     --------
                                                             (DOLLARS IN THOUSANDS)
NET SALES
  Distribution of aftermarket repair products and
     services..............................................  $121,748     $107,214     $ 99,873
  Manufacturing of polymer and metal products..............   163,513      147,673      138,202
  Intra-segment elimination................................   (11,207)      (9,751)      (8,820)
                                                             --------     --------     --------
                                                             $274,054     $245,136     $229,255
                                                             ========     ========     ========
OPERATING INCOME BEFORE INCOME TAXES
  Distribution of aftermarket repair products and
     services..............................................  $ 11,387     $ 10,263     $  7,779
  Manufacturing of polymer and metal products..............    24,418       20,594       19,505
  Corporate................................................    (5,139)      (4,317)      (4,105)
  Interest expense-net.....................................      (620)      (1,091)      (1,342)
                                                             --------     --------     --------
                                                             $ 30,046     $ 25,449     $ 21,837
                                                             ========     ========     ========
IDENTIFIABLE ASSETS
  Distribution of aftermarket repair products and
     services..............................................  $ 46,966     $ 40,780     $ 39,617
  Manufacturing of polymer and metal products..............   121,635      108,549       97,816
  Corporate................................................     4,492        3,782        6,124
  Intra-segment elimination................................    (1,066)        (725)      (1,476)
                                                             --------     --------     --------
                                                             $172,027     $152,386     $142,081
                                                             ========     ========     ========
CAPITAL ADDITIONS, NET
  Distribution of aftermarket repair products and
     services..............................................  $    942     $    452     $  1,104
  Manufacturing of polymer and metal products..............    11,071       13,449       15,457
  Corporate................................................       493          208          107
                                                             --------     --------     --------
                                                             $ 12,506     $ 14,109     $ 16,668
                                                             ========     ========     ========
DEPRECIATION/AMORTIZATION
  Distribution of aftermarket repair products and
     services..............................................  $    598     $    565     $    412
  Manufacturing of polymer and metal products..............     7,949        6,249        5,275
  Corporate................................................       274          263          235
                                                             --------     --------     --------
                                                             $  8,821     $  7,077     $  5,922
                                                             ========     ========     ========

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                                    CONTENTS

     Report of Independent Accountants for the Myers Industries, Inc. Employee Stock Purchase Plan

     Financial Statements for the Myers Industries, Inc. Employee Stock Purchase
Plan:

          (1) Statements of Assets Available for Plan Benefits for the Years Ended December 31, 1994 and 1993; and

          (2) Statements of Changes in Assets Available for Plan Benefits for the Years Ended December 31, 1994, 1993 and 1992.

     Notes to Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Myers Industries, Inc. Employee
Stock Purchase Plan Administrator:

     We have audited the accompanying statements of assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 1994 and 1993, and the related statements of changes in assets available for plan benefits for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 1994 and 1993, and the changes in its assets available for plan benefits for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Cleveland, Ohio,
February 8, 1995


                             MYERS INDUSTRIES, INC.
                          EMPLOYEE STOCK PURCHASE PLAN

                STATEMENTS OF ASSETS AVAILABLE FOR PLAN BENEFITS
                           DECEMBER 31, 1994 AND 1993

                                                                        1994        1993
                                                                       -------     -------
    Receivable from Trustee..........................................  $82,563     $77,438
    (Myers Industries, Inc.)


          STATEMENTS OF CHANGES IN ASSETS AVAILABLE FOR PLAN BENEFITS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                            1994          1993          1992
                                                          ---------     ---------     ---------
Contributions:
Participants' contributions beginning of period.........  $  77,438     $  65,237     $  46,601
Participants' contributions during the period...........    299,007       272,147       218,958
Assets Available for Stock Purchase.....................    376,445       337,384       265,559
  Less:
Assets Used for Stock Purchases.........................   (293,882)     (259,946)     (200,322)
                                                          ---------     ---------     ---------
Assets Available for Plan Benefits at End of Period.....  $  82,563     $  77,438     $  65,237
                                                          =========     =========     =========

                See accompanying notes to financial statements.

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

1.  DESCRIPTION OF PLAN

     The following description of the Myers Industries, Inc. Employee Stock Purchase Plan ("Stock Plan") provides only general information. Participants should refer to the Plan Agreement and Prospectus for the Stock Plan for a more complete description of the Plan's provisions.

     (a) GENERAL. The shareholders of the Company approved the adoption of a nonqualified Employee Stock Purchase Plan at the April 28, 1986 Annual Meeting. The Stock Plan is designed to encourage, facilitate and provide employees with an opportunity to share in the favorable performance of the Company through ownership of the Company's Common Stock. The total number of shares of the Common Stock which may be sold under the Stock Plan is currently limited to 188,176 shares.

     (b) PURPOSE. The purpose of the Stock Plan is to provide employees (including officers) of the Company and its subsidiaries with an opportunity to purchase Common Stock through payroll deductions.

     (c) ADMINISTRATION. The Stock Plan is administered by a committee appointed by the Board of Directors. All questions of interpretation or application of the Stock Plan are determined by the Board of Directors (or its appointed committee) and its decisions are final, conclusive and binding upon all participants.

     (d) ELIGIBILITY AND PARTICIPATION. Any permanent employee (including an officer) who has been employed for at least one calendar year by the Company, or its subsidiaries who have adopted the Stock Plan, is eligible to participate in the Stock Plan, provided that such employee is employed by the Company on the date his participation is effective and subject to limitations on stock ownership described in the Stock Plan. Eligible employees become participants in the Stock Plan by delivering to the Company a subscription agreement authorizing payroll deductions prior to the commencement of the applicable offering period.

     (e) OFFERING DATES. The Stock Plan is generally implemented by one offering during each calendar quarter. Offering periods commence on the last day of each calendar quarter. The Board of Directors has the power to alter the duration of the offering periods without shareholder approval.

     (f) PURCHASE PRICE. The price at which shares may be purchased in an offering under the Stock Plan is 90% of the fair market value of the Common Stock on the last day of the prior calendar quarter. The fair market value of the Common Stock on a given date is the closing price for that date as listed on the American Stock Exchange.

     (g) PAYROLL DEDUCTIONS. The purchase price of the shares to be acquired under the Stock Plan will be accumulated by payroll deductions over the offering period. The rate of deductions may not be less than five dollars ($5.00) per week or exceed 10% of a participant's compensation, and the aggregate of all payroll deductions during the offering may not exceed 10% of the participant's aggregate compensation for the offering period. A participant may discontinue his participation in the Stock Plan or may decrease or increase the rate of payroll deductions at any time during the offering period by filing with the Company a new authorization for payroll deductions.

     All payroll deductions made for a participant are credited to his accounts under the Stock Plan and are deposited with the general funds of the Company to be used for any corporate purpose. The amount by which an employee's payroll deductions exceed the amount required to purchase whole shares will be placed in a suspense account for the employee with no interest thereon and rolled over into the next offering period.

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     (h) WITHDRAWAL. A participant in the Stock Plan may terminate his interest in a given offering in whole, but not in part, by giving written notice to the Company of his election to withdraw at any time prior to the end of the applicable offering period. Such withdrawal automatically terminates the participant's interest in that offering, but does not have any effect upon such participant's eligibility to participate in subsequent offerings under the Stock Plan.

     (i) TERMINATION OF EMPLOYMENT. Termination of a participant's employment for any reason, including retirement or death, cancels his or her participation in the Stock Plan immediately.

     (j) NONASSIGNABILITY. No rights or accumulated payroll deductions of an employee under the Stock Plan may be pledged, assigned, transferred or otherwise disposed of in any way for any reason, other than on account of death. Any attempt to do so may be treated by the Company as an election to withdraw from the Stock Plan.

     (k) AMENDMENT AND TERMINATION OF THE PLAN. The Board of Directors may at any time amend or terminate the Stock Plan. Except as provided above, no amendment may be made to the Stock Plan without prior approval of the shareholders if such amendment would increase the number of shares reserved under the Stock Plan, permit payroll deductions at a rate in excess of 10% of a participant's compensation, materially modify the eligibility requirements or materially increase the benefits which may accrue to participants under the Stock Plan.

     (l) TAXATION. Participants in the Stock Plan, which is nonqualified for federal income tax purposes, are taxed currently on the 10% discount in the purchase price granted by the Stock Plan in the year in which stock is purchased. The 10% discount is treated as ordinary income to the participant and that amount is currently deductible by the Company to the extent the participant's total compensation from the Company is within the "reasonable compensation" limits imposed by Section 162 of the Internal Revenue Code of 1986, as amended.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) BASIS OF PRESENTATION. The accompanying statements of assets available for plan benefits and statements of changes in assets available for plan benefits are prepared on the accrual basis of accounting.

     (b) ADMINISTRATIVE EXPENSES. Administrative costs and expenses are absorbed by the Trustee.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the directors of the Registrant, see "Election of Directors" on pages 3 through 6 of Registrant's Proxy Statement dated March 23, 1995 ("Proxy Statement"), which is incorporated herein by reference.

     Information about the Executive Officers of Registrant appears in Part I of this Report.

     Disclosures by the Registrant with respect to compliance with Section 16(a) appear on pages 6 and 7 of the Proxy Statement, and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Executive Compensation and Other Information" on pages 7 through 10 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Principal Shareholders" and "Election of Directors" at page 12, and pages 3 through 6, respectively, of the Proxy Statement, which are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships and Related Transactions" at page 12 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following consolidated financial statements of the Registrant appear in
Part II of this Report:

  14. (A)(1)  FINANCIAL STATEMENTS

     CONSOLIDATED FINANCIAL STATEMENTS OF MYERS INDUSTRIES, INC. AND
SUBSIDIARIES

          Report of Independent Public Accountants

          Statements of Consolidated Financial Position as of December 31, 1994 and 1993

          Statements of Consolidated Income Years Ended December 31, 1994, 1993 and 1992

          Statements of Consolidated Shareholders' Equity Years Ended December 31, 1994, 1993 and 1992

          Statements of Consolidated Cash Flows Years Ended December 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements Years Ended December 31, 1994, 1993 and 1992

     FINANCIAL STATEMENTS FOR THE MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN

          Statements of Assets Available for Plan Benefits Years Ended December 31, 1994 and 1993

          Statements of Changes in Assets Available for Plan Benefits Years Ended December 31, 1994, 1993 and 1992

  14. (A)(2)  FINANCIAL STATEMENT SCHEDULES

     Selected Quarterly Financial Data Years Ended December 31, 1994 and 1993

     The following consolidated financial statement schedules of the Registrant are included in Item 14(d):

     Report of Independent Public Accountants on the Financial Statement
Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves
                        Years Ended December 31, 1994, 1993 and 1992

     All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

14. (A)(3) EXHIBITS

      3(a) MYERS INDUSTRIES, INC. AMENDED AND RESTATED ARTICLES OF
           INCORPORATION. Reference is made to Exhibit (3)(i) to Form 8-K filed with the Commission on May 14, 1994.

      3(b) MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF REGULATIONS.
           Reference is made to Exhibit (3)(ii) to Form 8-K filed with the Commission on May 14, 1994.

     10(a) MYERS INDUSTRIES, INC. AMENDED AND RESTATED 1982 INCENTIVE STOCK
           OPTION PLAN

       (b) MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN

       (c) FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND OFFICERS

       (d) MYERS INDUSTRIES, INC. 1992 STOCK OPTION PLAN

       (e) MYERS INDUSTRIES, INC. DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     21     Subsidiaries of the Registrant

     23     Consent of Independent Public Accountants

     27     Financial Data Schedule

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

           PLAN OR ARRANGEMENT                                REFERENCE LOCATION
------------------------------------------    ---------------------------------------------------
Myers Industries, Inc. Amended                Exhibit (10)(a) to Form 10-K
Restated 1982 Incentive Stock Option Plan     for fiscal year ended December 31, 1994

Myers Industries, Inc. 1992                   Exhibit 10(d) to Form 10-K
Stock Option Plan                             for fiscal year ended December 31, 1994

14.(B)  REPORTS ON FORM 8-K: None

14.(C)  EXHIBITS: See subparagraph 14(a)(3) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULE

To Myers Industries, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Myers Industries, Inc.'s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated February 8, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Cleveland, Ohio
February 8, 1995


14.(D) FINANCIAL STATEMENTS AND SCHEDULES:

                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                           ADDITIONS
                                                     ----------------------
                                                     CHARGED      CHARGED
                                        BALANCE AT   TO COSTS    TO OTHER                     BALANCE
                                        BEGINNING      AND        ACCOUNT     DEDUCTIONS       AT END
             DESCRIPTION                OF PERIOD    EXPENSES   (DESCRIBED)   (DESCRIBED)    OF PERIOD
--------------------------------------  ----------   --------   -----------   ----------     ----------
Allowance for Doubtful Accounts
1992..................................  $1,720,000   $661,197      $ -0-       $998,197(1)   $1,383,000
1993..................................  $1,383,000   $900,796      $ -0-       $758,796(1)   $1,525,000
1994..................................  $1,525,000   $711,683      $ -0-       $757,683(1)   $1,479,000

---------------
(1) Represents the write-off of uncollectible accounts receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MYERS INDUSTRIES, INC.

Dated: March 23, 1995                        By: /s/  Gregory J. Stodnick
                                                 ------------------------------
                                                 GREGORY J. STODNICK
                                                 Vice President -- Finance and
                                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                TITLE                      DATE
                ---------                                -----                      ----
/s/  GREGORY J. STODNICK                    Vice President -- Finance and      March 23, 1995
------------------------------------------  Chief Financial Officer (Principal
GREGORY J. STODNICK                         Financial and Accounting Officer)

/s/  STEPHEN E. MYERS                       President, Chief Executive         March 23, 1995
------------------------------------------  Officer and Director
STEPHEN E. MYERS                            (Principal Executive Officer)

                                            Director                           March   , 1995
------------------------------------------
EDWIN P. SCHRANK

/s/  KARL S. HAY                            Director                           March 23, 1995
------------------------------------------
KARL S. HAY

/s/  MILTON I. WISKIND                      Senior Vice President,             March 23, 1995
------------------------------------------  Secretary and Director
MILTON I. WISKIND

                                            Director                           March   , 1995
------------------------------------------
RICHARD L. OSBORNE

/s/  SAMUEL SALEM                           Director                           March 23, 1995
------------------------------------------
SAMUEL SALEM

/s/  JON H. OUTCALT                         Director                           March 23, 1995
------------------------------------------
JON H. OUTCALT

                                            Director                           March   , 1995
------------------------------------------
RICHARD P. JOHNSTON


                               INDEX OF EXHIBITS

EXHIBIT NO.
-----------
      3(a)    MYERS INDUSTRIES, INC. AMENDED AND RESTATED ARTICLES OF INCORPORATION.
              Reference is made to Exhibit (3)(i) to Form 8-K filed with the Commission on
              May 14, 1994.
       (b)    MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF REGULATIONS. Reference
              is made to Exhibit (3)(ii) to Form 8-K filed with the Commission on May 14,
              1994.
     10(a)    MYERS INDUSTRIES, INC. AMENDED AND RESTATED 1982 INCENTIVE STOCK OPTION PLAN
       (b)    MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN
       (c)    FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND OFFICERS
       (d)    MYERS INDUSTRIES, INC. 1992 STOCK OPTION PLAN
       (e)    MYERS INDUSTRIES, INC. DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
     21       Subsidiaries of the Registrant
     23       Consent of Independent Public Accountants
     27       Financial Data Schedule