Form 10-Q
period 1995-03-31
MYERS INDUSTRIES INC
filed 1995-05-11
CIK 69488

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                    ______________________________________
                                     ____

                                  FORM 10-Q
(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1995
                               ---------------------------------------------

                                       OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   --------------------

                    Commission file number      I-8524
                                           ------------------

                            MYERS INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                OHIO                                 #34-0778636
 ---------------------------------------------------------------------------
   (State or other jurisdiction of                (I.R.S.  Employer
   incorporation or organization)                 Identification No.)


  1293 SOUTH MAIN STREET, AKRON, OHIO                   44301
 ---------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code      (216) 253-5592
                                                   -------------------------

         Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X.   No    .
                                        ---      ---

              Applicable Only to Issuers Involved in Bankruptcy
                 Proceedings During the Preceding Five Years

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes    .   No   .
                           ---      ---

         As of April 30, 1995, the number of shares outstanding of the issuer's Common Stock was:

                        15,335,062
                        ==========

                      PART  I  -  FINANCIAL INFORMATION
                            MYERS INDUSTRIES, INC.

            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                  AS OF MARCH 31, 1995 AND DECEMBER 31, 1994
            ------------------------------------------------------

                                           March 31,     December 31,
ASSETS                                       1995            1994
- ------                                    ----------      ----------
CURRENT ASSETS
  Cash and temporary cash investments      $2,788,521     $1,794,703
  Accounts receivable-less allowances
      of $1,492,000 and $1,479,000,
      respectively                         50,041,271     51,226,688

  Inventories
      Finished and in-process products     35,925,464     33,572,557
      Raw materials and supplies            6,071,877      5,809,158
                                          -----------    -----------
                                           41,997,341     39,381,715
  Prepaid expenses                          1,498,188      2,321,849
                                          -----------    -----------
         TOTAL CURRENT ASSETS              96,325,321     94,724,955

OTHER ASSETS

  Excess of cost over fair value of net
       assets of companies acquired         9,217,775      9,289,115
  Patents and other intangible assets       3,145,595      3,219,371
  Other                                     3,493,947      3,415,134
                                          -----------    -----------
                                           15,857,317     15,923,620
PROPERTY, PLANT & EQUIPMENT, AT COST

  Land                                      1,967,180      1,836,637
  Buildings and leasehold improvements     30,200,736     29,010,268
  Machinery and equipment                  86,876,786     85,710,088
                                          -----------    -----------
                                          119,044,702    116,556,993
  Less allowances for depreciation and
      amortization                         57,705,428     55,178,681
                                          -----------    -----------
                                           61,339,274     61,378,312
                                          -----------    -----------
                                         $173,521,912   $172,026,887
                                         ============   ============

                                      -2-

                      PART  I  -  FINANCIAL INFORMATION
                      ---------------------------------
                            MYERS INDUSTRIES, INC.
                            ----------------------
            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                  AS OF MARCH 31, 1995 AND DECEMBER 31, 1994
            ------------------------------------------------------

                                           March 31,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY          1995            1994
- ------------------------------------      ------------    ------------
CURRENT LIABILITIES
     Accounts payable                      $14,970,282     $19,751,167

     Employee compensation and related
          items                              6,799,674       8,911,996

     Accrued expenses
          Interest                              21,586          59,729
          Taxes, other than income taxes     1,098,724         974,853
          Income taxes                       2,659,460         431,805
          Other                              3,026,702       3,271,664
     Current portion of long-term debt         692,379         692,379
                                          ------------    ------------
         TOTAL CURRENT LIABILITIES          29,268,807      34,093,593

LONG-TERM DEBT, less current portion         6,978,997       4,154,646

DEFERRED INCOME TAXES                        2,870,105       2,869,976

SHAREHOLDERS' EQUITY
     Serial Preferred Shares
        (authorized 1,000,000)                   -0-             -0-

     Common Shares, without par value
        (authorized 30,000,000 shares;
         outstanding 15,325,953 and
         15,300,092, respectively)           8,565,975       8,303,598
     Additional paid-in capital             90,606,429      90,606,429
     Foreign currency translation
         adjustment                           (387,519)       (466,191)
     Retained income                        35,619,118      32,464,836
                                          ------------    ------------
                                           134,404,003     130,908,672
                                          ------------    ------------
                                          $173,521,912    $172,026,887
                                          ============    ============

                                    -3-

                      PART  I  -  FINANCIAL INFORMATION
                      ---------------------------------
                            MYERS INDUSTRIES, INC.
                            ----------------------
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                  ------------------------------------------
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
              --------------------------------------------------
                                    March 31,          March 31,
                                       1995               1994
                                   ------------       ------------
Net sales                           $67,500,977        $59,694,950

Costs and expenses
    Cost of sales                    46,290,759         40,387,373
    Operating expenses               14,786,897         13,291,458
    Interest income                     (35,025)           (36,215)
    Interest expense                    134,460            174,364
                                   ------------       ------------
Total costs & expenses               61,177,091         53,816,980

Income before income taxes            6,323,886          5,877,970

Income taxes                          2,557,000          2,380,000
                                   ------------       ------------
Net income                           $3,766,886         $3,497,970
                                   ------------       ------------


Net income per common share*               $.25               $.23

Dividends per common share*                $.04              $.036

Weighted average number of
     common shares outstanding*      15,316,771         15,284,664


*Adjusted for the five-for-four stock split distributed in August, 1994.

                                     -4-

                      PART  I  -  FINANCIAL INFORMATION
                      ---------------------------------
                            MYERS INDUSTRIES, INC.
                            ----------------------
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
              --------------------------------------------------
                                                                               March 31,           March 31,
                                                                                 1995                1994
CASH FLOWS FROM OPERATING ACTIVITIES                                          -----------        -----------
      Net income                                                               $3,766,886         $3,497,970
      Items not affecting use of cash
         Depreciation                                                           2,526,747          2,084,270
         Amortization of excess of cost over fair
               value of net assets of companies acquired                           71,340             71,340
         Amortization of deferred financing costs                                   2,006             18,341
         Amortization of patents & other
               intangible assets                                                   73,776             73,775
     Cash flow provided by (used for) working capital
          Accounts receivable                                                   1,185,417           (153,084)
          Inventories                                                          (2,615,626)          (700,553)
      Prepaid expenses                                                            823,661           (461,097)
      Accounts payable and accrued expenses                                    (4,824,786)            92,494
                                                                              -----------        -----------
      Net cash provided by operating activities                                 1,009,421          4,523,456

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and
          equipment, net                                                       (2,487,709)        (4,013,999)
     Cash dividends paid                                                         (612,604)          (550,443)
     Other                                                                        260,359            (30,182)
                                                                              -----------        -----------
         Net cash used for investing activies                                  (2,839,954)        (4,594,624)

CASH FLOWS FROM FINANCING ACTIVITIES

     Borrowings - net                                                           2,824,351            293,328
                                                                              -----------        -----------
INCREASE (DECREASE) IN CASH
     AND TEMPORARY CASH INVESTMENTS                                               993,818            222,160

CASH AND TEMPORARY CASH INVESTMENTS
     JANUARY 1                                                                  1,794,703          1,661,783
                                                                              -----------        -----------
CASH AND TEMPORARY CASH INVESTMENTS
     MARCH 31                                                                  $2,788,521         $1,883,943
                                                                              ===========        ===========

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

(1)      Statement of Accounting Policy
         ------------------------------
         The accompanying financial statements include the accounts of Myers Industries, Inc. and subsidiaries (Company), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.


(2)  Income Per Share
     ----------------
         Income per share is determined on the basis of the weighted average number of common shares and common stock equivalents outstanding during the period with the 1994 data adjusted for the five-for-four stock split distributed in August, 1994.


(3)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------
         The Company made cash payments for interest expense of $210,954 and $211,025 for the three months ended March 31, 1995 and 1994, respectively. Cash payments for income taxes were $329,216 and $582,979 for the three months ended March 31, 1995 and 1994, respectively.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                            MYERS INDUSTRIES, INC.
                            ----------------------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

RESULTS OF OPERATIONS
- ---------------------
         Net sales for the three months ended March 31, 1995 increased $7,806,027 or 13.1 percent over the same period in 1994. Increased unit demand in both of the Company's business segments was the main reason for the improved sales volume.

         Cost of sales for the three month period ended March 31, 1995 increased $5,903,386 or 14.6 percent over the period ended March 31, 1994. This was attributable to the increase in sales. Gross profit, expressed as a percentage of sales, decreased to 31.4 percent in 1995 from 32.3 percent for the three month period in 1994. Higher raw material prices in the Manufacturing segment, which were not fully passed along to customers, caused the decrease in the margin.

         Operating expenses increased $1,495,439 or 11.3 percent for the three month period ended March 31, 1995, as compared to the same period in 1994. The rise was largely attributable to higher selling expenses. Operating expenses, expressed as a percentage of sales, decreased to 21.9 percent as compared to
22.3 percent in 1994 as the result of cost controls and greater fixed expense coverage.

         Interest income remained relatively unchanged, decreasing from $36,215 in 1994 to $35,025 during the three months ended March 31, 1995.

         Interest expense for the three month period ended March 31, 1995 decreased $39,904 or 22.9 percent as compared to the same period in 1994. The decrease was attributable to lower average levels of debt, partially offset by higher interest rates.

         Income taxes, expressed as a percentage of income before income taxes, were 40.4 percent for the months ended March 31, 1995, down slightly from the
40.5 percent in the same year ago period.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
         Working capital increased to $67,056,514 at March 31, 1995 from $60,631,362 at December 31, 1994. Total debt for this period, expressed as a percentage of total capitalization, increased to 5.4 percent as compared to 3.6 percent in 1994. During the quarter, the Company issued $4,000,000 of tax-exempt Industrial Development Revenue Bonds in connection with its Hannibal, Missouri, plant expansion.

         The Company currently anticipates capital expenditures in the range of $12.0 to $15.0 million per year over the next five years, primarily for increased polymer manufacturing capacity. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to meet its short-term and long-term operating needs.

                          PART 11 - OTHER INFORMATION

                             MYERS INDUSTRIES, INC.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibit 27 - Financial Data Schedule

         The Company did not file any report or Form 8-K during the three months ended March 31, 1995.





                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MYERS INDUSTRIES, INC.

   May 11, 1995                         By: /s/ Gregory J. Stodnick
- -------------------                     ---------------------------------
Date                                    Gregory J. Stodnick
                                        Vice President-Finance
                                        Financial Officer (Duly
                                        Authorized Officer and
                                        Principal Financial and
                                        Accounting Officer)