Form 10-Q
period 1995-06-30
MYERS INDUSTRIES INC
filed 1995-08-04
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                  __________________________________________

                                   FORM 10-Q
                                   (Mark One)

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1995
                               ------------------------------------------------

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                    Commission file number          I-8524
                                            ---------------------

                            MYERS INDUSTRIES, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  OHIO                                           #34-0778636
- --------------------------------------------------------------------------------
   (State or other jurisdiction of                          (I.R.S.  Employer
    incorporation or organization)                          Identification No.)

    1293 SOUTH MAIN STREET, AKRON, OHIO                           44301
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      (216) 253-5592
                                                    ----------------------------

         Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X    .   No           .
                                       ----------       ----------

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _________. No _________ .

         As of July 31, 1995, the number of shares outstanding of the issuer's Common Stock was:
                                   15,345,448
                                   ==========


                      PART  I  -  FINANCIAL INFORMATION
                      ---------------------------------

                            MYERS INDUSTRIES, INC.
                            ----------------------

            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                  AS OF JUNE 30, 1995 AND DECEMBER 31, 1994
            ------------------------------------------------------
                                             June 30,    December 31,
ASSETS                                         1995         1994
- -----------                                -----------   -----------
CURRENT ASSETS
  Cash and temporary cash investments       $6,000,192    $1,794,703
  Accounts receivable-less allowances
    of $1,365,000 and $1,479,000,
    respectively                            49,535,804    51,226,688

  Inventories
    Finished and in-process products        36,382,977    33,572,557
    Raw materials and supplies               5,420,751     5,809,158
                                          ------------  ------------
                                            41,803,728    39,381,715
  Prepaid expenses                           1,798,597     2,321,849
                                          ------------  ------------
         TOTAL CURRENT ASSETS               99,138,321    94,724,955

OTHER ASSETS

  Excess of cost over fair value of net
    assets of companies acquired             9,146,435     9,289,115
  Patents and other intangible assets        3,071,819     3,219,371
  Other                                      3,843,370     3,415,134
                                          ------------  ------------
                                            16,061,624    15,923,620
PROPERTY, PLANT & EQUIPMENT, AT COST

  Land                                       1,836,637     1,836,637
  Buildings and leasehold improvements      29,005,027    29,010,268
  Machinery and equipment                   89,968,993    85,710,088
                                          ------------  ------------
                                           120,810,657   116,556,993
  Less allowances for depreciation and
    amortization                            60,044,568    55,178,681
                                          ------------  ------------
                                            60,766,089    61,378,312
                                          ------------  ------------
                                          $175,966,034  $172,026,887
                                          ============  ============


                      PART  I  -  FINANCIAL  INFORMATION
                      ----------------------------------
                            MYERS INDUSTRIES, INC.
                            ---------------------
            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                  AS OF JUNE 30, 1995 AND DECEMBER 31, 1994
            ------------------------------------------------------
                                                                                       June 30,         December 31,
     LIABILITIES AND SHAREHOLDERS' EQUITY                                                1995               1994
     ------------------------------------------------------------                   ---------------    ---------------
     CURRENT LIABILITIES
          Accounts payable                                                             $14,932,426        $19,751,167

          Employee compensation and related
               items                                                                     7,613,779          8,911,996

          Accrued expenses
               Interest                                                                     19,707             59,729
               Taxes, other than income taxes                                            1,279,466            974,853
               Income taxes                                                               (100,770)           431,805
               Other                                                                     3,455,655          3,271,664
          Current portion of long-term debt                                                692,379            692,379
                                                                                   ---------------    ---------------
              TOTAL CURRENT LIABILITIES                                                 27,892,642         34,093,593

     LONG-TERM DEBT, less current portion                                                6,886,369          4,154,646

     DEFERRED INCOME TAXES                                                               2,871,106          2,869,976

     SHAREHOLDERS' EQUITY
          Serial Preferred Shares
             (authorized 1,000,000)                                                          -0-                -0-

          Common Shares, without par value
             (authorized 30,000,000 shares;
              outstanding  15,336,349 and
              15,300,092, respectively)                                                  8,706,723          8,303,598
          Additional paid-in capital                                                    90,606,429         90,606,429
          Foreign currency translation
              adjustment                                                                  (357,517)          (466,191)
          Retained income                                                               39,360,282         32,464,836
                                                                                   ---------------    ---------------
                                                                                       138,315,917        130,908,672
                                                                                   ---------------    ---------------
                                                                                      $175,966,034       $172,026,887
                                                                                   ===============    ===============


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                            MYERS INDUSTRIES, INC.
                            ----------------------

                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                  ------------------------------------------
                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                 ----------------------------     --------------------------
                                   June 30,        June 30,         June 30,      June 30,
                                     1995           1994              1995          1994
                                 -----------     ------------     ------------   -----------
Net sales
Costs and expenses               $75,583,986      $68,442,392     $143,084,963     128,137,342

    Cost of sales                 52,719,515       44,906,338       99,010,274      85,293,711
    Operating expenses            15,344,101       14,705,102       30,130,998      27,996,560
    Interest income                  (40,374)         (37,806)         (75,399)        (74,021)
    Interest expense                 188,903          242,040          323,363         416,404
                                 -----------      -----------      -----------     -----------
Total costs & expenses            68,212,145       59,815,674      129,389,236     113,632,654

Income before
    income taxes                   7,371,841        8,626,718       13,695,727      14,504,688

Income taxes                       3,017,000        3,483,000        5,574,000       5,863,000
                                 -----------      -----------     ------------     -----------
    Net income                    $4,354,841       $5,143,718       $8,121,727      $8,641,688
                                 ===========      ===========     ============     ===========


Net income per
    Common Share*                       $.28             $.34             $.53            $.57

Dividends per
    Common Share*                       $.04            $.036             $.08           $.072

Weighted average
    number of Common
    Shares outstanding*           15,332,296       15,298,023       15,324,902      15,291,526

- ------------------------------

*Adjusted for the five-for-four stock split distributed in August, 1994.


                                      -4-

                     PART  I  -  FINANCIAL INFORMATION
                     ---------------------------------
                          MYERS INDUSTRIES, INC.
                          ----------------------
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                -----------------------------------------------
                                                                                      June 30,          June 30,
                                                                                        1995              1994
  CASH FLOWS FROM OPERATING ACTIVITIES                                             --------------    --------------
        Net income                                                                    $8,121,727        $8,641,688
        Items not affecting use of cash
           Depreciation                                                                5,037,952         4,219,731
           Amortization of excess of cost over fair
             value of net assets of companies acquired                                   142,680           142,680
           Amortization of deferred financing costs                                        6,490            36,876
           Amortization of patents & other
             intangible assets                                                           147,552           147,552
        Cash flow provided by (used for) working capital
           Accounts receivable                                                         1,690,884        (3,351,983)
           Inventories                                                                (2,422,013)       (1,743,636)
        Prepaid expenses                                                                 523,252           213,945
        Accounts payable and accrued expenses                                         (6,200,951)          740,672
                                                                                  --------------    --------------
        Net cash provided by operating activities                                      7,047,573         9,047,525

  CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property, plant and
           equipment, net                                                             (4,425,729)       (7,122,264)
        Cash dividends paid                                                           (1,226,281)       (1,101,319)
        Other                                                                             78,203            52,212
                                                                                  --------------    --------------
           Net cash used for investing activities                                     (5,573,807)       (8,171,371)

  CASH FLOWS FROM FINANCING ACTIVITIES

       Borrowings - net                                                                2,731,723           188,636
                                                                                  --------------    --------------
  INCREASE (DECREASE) IN CASH
       AND TEMPORARY CASH INVESTMENTS                                                  4,205,489         1,064,790

  CASH AND TEMPORARY CASH INVESTMENTS
       JANUARY 1                                                                       1,794,703         1,661,783
                                                                                  --------------    --------------
  CASH AND TEMPORARY CASH INVESTMENTS
       JUNE 30                                                                        $6,000,192        $2,726,573
                                                                                  ==============    ==============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


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

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994 and the results of operations and cash flows for the three months ended June 30, 1995 and 1994.


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


(3)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

         The Company made cash payments for interest expense of $152,431 and $203,396 for the three months ended June 30, 1995 and 1994, respectively. Cash payments for interest expense were $363,385 and $414,421 for the six months ended June 30, 1995 and 1994, respectively. Cash payments for income taxes for the three months ended June 30, 1995 and June 30, 1994 were $5,776,229 and $4,751,997, respectively. For the six month period the payments for income taxes were $6,105,445 for 1995 and $5,334,976 for 1994.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ---------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

         Net sales for the three month period ended June 30, 1995 increased $7,141,594 or 10.4 percent and $14,947,621 or 11.7 percent for the six month period as compared to the same periods in 1994. Increased unit demand in both of the Company's business segments was the main reason for the improved sales volume.

         Cost of sales for the three month period ended June 30, 1995 increased $7,813,177 or 17.4 percent and $13,716,563 or 16.1 percent for the six month period as compared to the same periods in 1994. This was attributable to the increase in sales as well as higher raw material prices in the Manufacturing segment. Gross profit, expressed as a percentage of sales, decreased for the three month period ended June 30, 1995 to 30.3 percent as compared to 34.4 percent for the same period in 1994. For the six month period ended June 30, 1995, the gross margin decreased to 30.8 percent from 33.4 percent for the same period in 1994. Higher raw material prices, principally plastic resins, in the Manufacturing segment, which were not fully passed along to customers, caused the decrease in the margin.

         Operating expenses increased $636,999 or 4.3 percent for the three month period ended June 30, 1995 and $2,134,438 or 7.6 percent for the six month period ended June 30, 1995 as compared to the same periods in 1994. Operating expenses, expressed as a percentage of sales, decreased for the three month period ended June 30, 1995 to 20.3 percent as compared to 21.5 percent for the same period in 1994. For the six month period ended June 30, 1995, the percentage decreased to 21.1 percent compared to 21.8 percent for the same period in 1994.

         Interest income increased during the three month period ended June 30, 1995 to $40,374 from $37,806 for the same period in 1994 and for the six month period ended June 30, 1995 to $75,399 from $74,021 for the same period in 1994.

         Interest expense for the three and six month periods ended June 30, 1995 decreased $53,137 or 22.0 percent and $93,041 or 22.3 percent respectively over comparable periods in 1994. This is attributable to lower average levels of debt.

         Income taxes, expressed as a percentage of income before taxes, were
40.9 percent for the three month period and 40.7 percent for the six month period ended June 30, 1995. This is a slight increase from the 40.4 percent for the same periods in 1994.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         Working capital increased to $71,245,679 at June 30, 1995 from $60,631,362 at December 31, 1994. Total debt at June 30, 1995, expressed as a percentage of total capitalization, increased to 5.2 percent as compared to 3.6 percent at December 31, 1994. This was the result of the Company issuing $4,000,000 of tax-exempt Industrial Development Revenue Bonds in connection with its Hannibal, Missouri, plant expansion.

         The Company currently anticipates capital expenditures in the range of $12.0 to $15.0 million per year over the next five years, primarily for
increased polymer manufacturing capacity.   Management believes that
anticipated cash flows from operations and available credit facilities will be sufficient to meet its short-term and long-term operating needs.

                          PART II - OTHER INFORMATION
                          ---------------------------
                             MYERS INDUSTRIES, INC.
                             ---------------------

         Item 4. Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

                 The Annual Meeting of Shareholders was held on April 27, 1995. At the Annual Meeting, the election of eight Directors were voted upon. All of the Directors nominated were elected. The results of this voting are as follows:

                                                            Votes               Votes
                          Name of Director                  For                 Withheld
                          Stephen E. Myers                  13,229,663          33,672
                          Milton I. Wiskind                 13,229,040          34,295
                          Edwin P. Schrank                  13,247,012          16,323
                          Karl S. Hay                       13,229,116          34,219
                          Richard P. Johnston               13,228,066          35,269
                          Richard L. Osborne                13,229,436          33,899
                          Jon H. Outcalt                    13,195,280          68,055
                          Samuel Salem                      13,229,967          44,368



                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MYERS INDUSTRIES, INC.

        8-1-95                          By: /s/ Gregory J. Stodnick
- -----------------------                    -------------------------------
Date                                    Gregory J. Stodnick
                                        Vice President-Finance
                                        Financial Officer (Duly
                                        Authorized Officer and
                                        Principal Financial and
                                        Accounting Officer)