Form 10-Q
period 1995-09-30
MYERS INDUSTRIES INC
filed 1995-11-13
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                   __________________________________________

                                   FORM 10-Q
(Mark One)

| X |  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1995
                               ------------------------------------------------
                                       OR

|___|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------   -----------------------

                Commission file number          I-8524
                                        ---------------------

                               MYERS INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        OHIO                                                    #34-0778636
-------------------------------------------------------------------------------
   (State or other jurisdiction of                          (I.R.S.  Employer
    incorporation or organization)                          Identification No.)

1293 SOUTH MAIN STREET, AKRON, OHIO                           44301
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code                (216) 253-5592
                                                    ----------------------------

         Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X        No
                                       ----------.       ----------.

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

         As of October 31, 1995, the number of shares outstanding of the issuer's Common Stock was:

                                   16,884,017
                                   ==========

                       PART  I  -  FINANCIAL INFORMATION
                       ---------------------------------
                            MYERS INDUSTRIES, INC.
                            ----------------------
            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                ----------------------------------------------

                                                            September 30,         December 31,
ASSETS                                                          1995                 1994
-----------                                                 --------------      -------------
CURRENT ASSETS
  Cash and temporary cash investments                           $4,258,903         $1,794,703
  Accounts receivable-less allowances
       of $1,626,000 and $1,479,000,
       respectively                                             49,482,575         51,226,688

  Inventories
      Finished and in-process products                          37,060,190         33,572,557
      Raw materials and supplies                                 6,674,058          5,809,158
                                                            --------------      -------------
                                                                43,734,248         39,381,715
  Prepaid expenses                                               1,445,657          2,321,849
                                                            --------------      -------------
         TOTAL CURRENT ASSETS                                   98,921,383         94,724,955

OTHER ASSETS

  Excess of cost over fair value of net
       assets of companies acquired                             17,154,198          9,289,115
  Patents and other intangible assets                            2,998,043          3,219,371
  Other                                                          2,939,576          3,415,134
                                                            --------------      -------------
                                                                23,091,817         15,923,620
PROPERTY, PLANT & EQUIPMENT, AT COST

  Land                                                           1,985,008          1,836,637
  Buildings and leasehold improvements                          32,698,251         29,010,268
  Machinery and equipment                                       94,550,174         85,710,088
                                                            --------------      -------------
                                                               129,233,433        116,556,993
  Less allowances for depreciation and
      amortization                                              62,717,060         55,178,681
                                                            --------------      -------------
                                                                66,516,373         61,378,312
                                                            --------------      -------------
                                                              $188,529,573       $172,026,887
                                                            ==============      =============

                      PART  I  -  FINANCIAL  INFORMATION
                      ----------------------------------
                            MYERS INDUSTRIES, INC.
                            ----------------------
            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                ----------------------------------------------

                                                               September 30,       December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                              1995               1994
-------------------------------------                        ---------------    ---------------
CURRENT LIABILITIES
     Accounts payable                                          $12,855,284        $19,751,167

     Employee compensation and related
          items                                                  7,754,198          8,911,996

     Accrued expenses
          Interest                                                 183,880             59,729
          Taxes, other than income taxes                         1,205,823            974,853
          Income taxes                                            (929,280)           431,805
          Other                                                  4,704,388          3,271,664
     Current portion of long-term debt                             738,369            692,379
                                                           ---------------    ---------------
         TOTAL CURRENT LIABILITIES                              26,512,662         34,093,593

LONG-TERM DEBT, less current portion                            17,667,576          4,154,646

DEFERRED INCOME TAXES                                            3,189,286          2,869,976

SHAREHOLDERS' EQUITY
     Serial Preferred Shares
        (authorized 1,000,000)                                      -0-                -0-

     Common Shares, without par value
        (authorized 30,000,000 shares;
         outstanding 16,881,565 and
         16,830,101, respectively)                               9,743,718          8,303,598
     Additional paid-in capital                                111,382,116         90,606,429
     Foreign currency translation
         adjustment                                               (292,588)          (466,191)
     Retained income                                            20,326,803         32,464,836
                                                           ---------------    ---------------
                                                               141,160,049        130,908,672
                                                           ---------------    ---------------
                                                              $188,529,573       $172,026,887
                                                           ===============    ===============

                               PART I - FINANCIAL INFORMATION
                               ------------------------------

                                   MYERS INDUSTRIES, INC.
                                -----------------------------

                       CONDENSED STATEMENT OF CONSOLIDATED INCOME
                       ------------------------------------------

                                      FOR THE THREE                   FOR THE NINE
                                      MONTHS ENDED                    MONTHS ENDED
                              ---------------------------      ---------------------------
                              September 30,  September 30,     September 30,  September 30,
                                   1995          1994               1995          1994
                               -----------   -----------       ------------   -----------
Net sales                      $74,650,879   $66,191,639       $217,735,842   $194,328,981

Costs and expenses
    Cost of sales               52,523,640    45,017,615        151,533,914    130,311,326
    Operating expenses          16,226,278    14,479,638         46,357,276     42,476,198
    Interest income                (62,534)      (38,798)          (137,933)      (112,819)
    Interest expense               369,371       208,921            692,734        625,325
                               -----------   -----------        -----------    -----------
Total costs & expenses          69,056,755    59,667,376        198,445,991    173,300,030

Income before
    income taxes                 5,594,124     6,524,263         19,289,851     21,028,951

Income taxes                     2,277,000     2,658,000          7,851,000      8,521,000
                               -----------   -----------        -----------    -----------
    Net income                  $3,317,124    $3,866,263        $11,438,851    $12,507,951
                               ===========   ===========        ===========    ===========


Net income per
    Common Share*                     $.20          $.23               $.68           $.74

Dividends per
    Common Share*                     $.04         $.036               $.11           $.10

Weighted average
     number of Common
     Shares outstanding*        16,877,705    16,838,663         16,864,258     16,826,589

-------------

*Adjusted for ten percent stock dividend paid in August, 1995.

                      PART  I  -  FINANCIAL INFORMATION
                      ---------------------------------
                            MYERS INDUSTRIES, INC.
                            ----------------------
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
            -----------------------------------------------------

                                                                           September 30,        September 30,
                                                                               1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES                                     ----------------     ---------------
      Net income                                                           $11,438,851        $12,507,951
      Items not affecting use of cash
         Depreciation                                                        7,747,901          6,375,882
         Amortization of excess of cost over fair
              value of net assets of companies acquired                        281,520            214,020
         Amortization of deferred financing costs                               11,547             58,256
         Amortization of patents & other
              intangible assets                                                221,328            221,328
     Cash flow provided by (used for) working capital
          Accounts receivable                                                5,178,351         (4,031,068)
          Inventories                                                       (2,037,247)          (507,574)
          Prepaid expenses                                                     999,027           (233,561)
          Accounts payable and accrued expenses                             (9,997,770)           776,765
                                                                         ----------------    ---------------
     Net cash provided by operating activities                              13,843,508         15,381,999
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and
          equipment, net                                                    (7,102,954)        (8,805,322)
     Cash dividends paid                                                    (1,911,577)        (1,713,687)
     Other                                                                   1,190,424            (55,287)
     Purchase of company acquired, net of cash                             (14,519,740)             -0-
                                                                         ----------------    ---------------
     Net cash used for investing activities                                (22,343,847)       (10,574,296)
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings to finance acquisition                                      13,000,000              -0-
     Borrowings - net                                                       (2,035,461)        (4,153,201)
                                                                        ----------------    ---------------
     Net cash provided by (used for) financing activities                   10,964,539         (4,153,201)

INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                                         2,464,200            654,502

CASH AND TEMPORARY CASH INVESTMENTS
     JANUARY 1                                                               1,794,703          1,661,783
                                                                      ----------------    ---------------
CASH AND TEMPORARY CASH INVESTMENTS
     SEPTEMBER 30                                                           $4,258,903         $2,316,285
                                                                      ================    ===============

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

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994.


(2)      Income Per Share
         ----------------

         Income per share is determined on the basis of the weighted average number of common shares and common stock equivalents outstanding during the period with the 1994 data adjusted for the ten percent stock dividend paid in August, 1995.


(3)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

    The Company made cash payments for interest expense of $205,198 and $213,387 for the three months ended September 30, 1995 and 1994, respectively. Cash payments for interest expense were $568,583 and $627,808 for the nine months ended September 30, 1995 and 1994, respectively. Cash payments for income taxes were $2,928,379 and $3,543,576 for the three months ended September
30, 1995 and 1994, respectively. Cash payments for income taxes were $9,033,824 and $8,878,552 for the nine months ended September 30, 1995 and 1994, respectively.

(4)      Acquisitions
         ------------

         Effective June 30, 1995, the Registrant acquired Ameri-Kart Corp. (Ameri-Kart), a manufacturer of plastic residential waste carts, material handling containers, recreational vehicle parts, and hydraulic dumping devices. The transaction was effected through the exchange of cash for all the issued and outstanding shares of Ameri-Kart.

         The cost of the acquisition, including expenses, is approximately $15 million. The acquisition has been accounted for as a purchase and accordingly, the assets and liabilities of Ameri-Kart have been recorded at their estimated fair values for financial reporting purposes at the date of acquisition. Ameri-Kart's results of operations, the amounts of which are not material, have been included in the accompanying consolidated financial statements from June 30, 1995.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

         Net sales for the three month period ended September 30, 1995 increased $8,459,240 or 12.8 percent as compared to the same period in 1994. The inclusion of Ameri-Kart's results of operations subsequent to June 30, 1995, increased unit volumes, and increased selling prices were the reasons for the increase. For the nine month period ending September 30, 1995 net sales increased $23,406,861 or 12.0 percent over the prior year.

         Cost of sales for the three month period ended September 30, 1995 increased $7,506,025 or 16.7 percent and $21,222,588 or 16.3 percent for the nine month period as compared to 1994. The cost of sales increase is attributable to additional sales and higher raw material prices in the Manufacturing segment. Gross profit, expressed as a percentage of sales, declined to 29.6 percent for the three month period ended September 30, 1995 as compared to 32.0 percent for the same period in 1994. For the nine month period the gross profit declined to 30.4 percent as compared to 32.9 percent for the same period in 1994. The decrease in gross margin is a result of higher raw material prices which were not fully passed along to customers.

         Operating expenses increased $1,746,640 or 12.1 percent for the three month period ended September 30, 1995 and $3,881,078 or 9.1 percent for the nine month period as compared to the same periods in 1994. Operating expenses, expressed as a percentage of sales, decreased slightly to 21.7 percent for the three month period as compared to 21.9 percent for the same period in 1994.
For the nine month period ended September 30, 1995, operating expenses decreased to 21.3 percent as a percentage of sales as compared to 21.9 percent for the same period in 1994. These decreases are attributable to overall cost controls and greater fixed expense coverage.

         Interest income increased during the three month period ended September 30, 1995 to $62,534 from $38,798 for the same period in 1994 and for the nine month period interest income increased to $137,933 from $112,819 for the same period in 1994.

         Interest expense for the three and nine month periods ended September 30, 1995 increased $160,450 or 76.8 percent and $67,409 or 10.8 percent, respectively. This is attributable to additional debt to finance the Ameri-Kart acquisition.

RESULTS OF OPERATIONS (Con't)
---------------------

         Income taxes, expressed as a percentage of income before taxes, were
40.7 percent for the three month periods ended September 30, 1995 and 1994. For the nine month period ended September 30, 1995, income taxes, expressed as a percentage of income before taxes, increased slightly to 40.7 percent from
40.5 percent in 1994.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital increased to $72,408,721 at September 30, 1995 from $60,631,362 at December 31, 1994. Total debt at September 30, 1995, expressed as a percentage of total capitalization, increased to 11.5 percent as compared
to 3.6 percent at December 31, 1994.   This was the result of the Company
financing the acquisition of Ameri-Kart Corp by borrowing on its revolving credit facility.

         The Company currently anticipates capital expenditures in the range of $12.0 to $15.0 million per year over the next five years, primarily for the increased polymer manufacturing capacity. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to meet its short-term and long-term needs.

                          PART II - OTHER INFORMATION
                          ---------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------




                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MYERS INDUSTRIES, INC.

11/13/95                                   By: /s/ GREGORY J. STODNICK
---------------------------                ------------------------------
Date                                       Gregory J. Stodnick
                                           Vice President-Finance
                                           Financial Officer (Duly
                                           Authorized Officer and
                                           Principal Financial and
                                           Accounting Officer)