Form 10-K405
period 1995-12-31
MYERS INDUSTRIES INC
filed 1996-03-25
CIK 69488

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         COMMISSION FILE NUMBER 1-8524

                             MYERS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                     OHIO                                       34-0778636
       (State or other jurisdiction of             (IRS Employer Identification Number)
        incorporation or organization)

 1293 S. MAIN STREET, AKRON, OHIO         44301                 (330) 253-5592
  (Address of Principal Executive      (Zip Code)             (Telephone Number)
              Offices)

      SECURITIES REGISTERED PURSUANT TO                   NAME OF EACH EXCHANGE
          SECTION 12(b) OF THE ACT:                        ON WHICH REGISTERED:
       Common Stock, Without Par Value                   American Stock Exchange
               (Title of Class)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996: $237,691,705. Indicate the number of shares outstanding of registrant's common stock as of February 29, 1996: 16,921,611 Shares of Common Stock, without par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's Notice of 1996 Annual Meeting and Proxy Statement, dated March 22, 1996, in Part III (Items 10, 11, 12 and 13)

                             CROSS REFERENCE SHEET
                 PURSUANT TO FORM 10-K GENERAL INSTRUCTION G(4)

PART/ITEM                        FORM 10-K HEADING                           REFERENCE MATERIAL
---------   ------------------------------------------------------------    --------------------
  III/10    Directors and Executive Officers of the Registrant..........    Proxy Statement(1)
                                                                              pages 3 through 5
  III/11    Executive Compensation......................................    Proxy Statement
                                                                              pages 7 through 10
  III/12    Security Ownership of Certain Beneficial Owners
            and Management..............................................    Proxy Statement
                                                                              pages 3 through 5
                                                                              and page 13
  III/13    Certain Relationships and Related Transactions..............    Proxy Statement
                                                                              page 13

---------------
(1) Registrant's Notice of 1996 Annual Meeting of Shareholders and Proxy
Statement

                                     PART I

ITEM 1.  BUSINESS

  (a)  GENERAL DEVELOPMENT OF BUSINESS

     Net sales for the fourth quarter were $82,963,267, up 4 percent from the $79,725,182 reported in the same year ago period. Net income for the period was $4,529,988, a 15 percent decrease from the $5,323,212 reported in 1994. Net income per share was $.27, down 16 percent from 1994's $.32 per share.

     For the full year, net sales increased 10 percent, finishing at $300,699,109, up from the $274,054,163 produced in 1994. Net income for the year was $15,968,839, a 10 percent decrease from the $17,831,163 reported in 1994. Net income per share was $.95, a 10 percent decrease from the $1.06 earned in 1994. All per share data have been adjusted for a 10 percent stock dividend distributed in August, 1995.

     Our capital position is excellent. Shareholders' equity increased $14.3 million to $145.2 million. Working capital increased $8.1 million to $68.7 million while total debt remains low at 9% of total capitalization. Cash flow from operating activities was $22.7 million.

     We invested approximately $12 million to continue modernizing and expanding our manufacturing plants. We expect capital expenditures for expansion of physical plant and equipment to continue in the range of $15 to $20 million.

  (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
NET SALES
  Distribution of aftermarket repair products and
     services..............................................  $126,902     $121,748     $107,214
  Manufacturing of polymer and metal products..............   186,307      163,513      147,673
  Intra-segment elimination................................   (12,510)     (11,207)      (9,751)
                                                             --------     --------     --------
                                                             $300,699     $274,054     $245,136
                                                             ========     ========     ========
OPERATING INCOME BEFORE INCOME TAXES
  Distribution of aftermarket repair products and
     services..............................................  $ 11,793     $ 11,387     $ 10,263
  Manufacturing of polymer and metal products..............    23,145       24,418       20,594
  Corporate................................................    (7,098)      (5,139)      (4,317)
  Interest expense -- net..................................      (784)        (620)      (1,091)
                                                             --------     --------     --------
                                                             $ 27,056     $ 30,046     $ 25,449
                                                             ========     ========     ========
IDENTIFIABLE ASSETS
  Distribution of aftermarket repair products and
     services..............................................  $ 48,416     $ 46,966     $ 40,780
  Manufacturing of polymer and metal products..............   140,291      121,635      108,549
  Corporate................................................     5,622        4,492        3,782
  Intra-segment elimination................................      (725)      (1,066)        (725)
                                                             --------     --------     --------
                                                             $193,604     $172,027     $152,386
                                                             ========     ========     ========
CAPITAL ADDITIONS, NET
  Distribution of aftermarket repair products and
     services..............................................  $    227     $    942     $    452
  Manufacturing of polymer and metal products..............    10,722       11,071       13,449
  Corporate................................................     1,038          493          208
                                                             --------     --------     --------
                                                             $ 11,987     $ 12,506     $ 14,109
                                                             ========     ========     ========
DEPRECIATION/AMORTIZATION
  Distribution of aftermarket repair products and
     services..............................................  $    689     $    598     $    565
  Manufacturing of polymer and metal products..............     8,747        7,949        6,249
  Corporate................................................       283          274          263
                                                             --------     --------     --------
                                                             $  9,719     $  8,821     $  7,077
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

     MANUFACTURING BUSINESS

     The Company markets reusable plastic containers under the brand names NesTier(R), Akro-Bins(R) and Buckhorn(R). These reusable plastic containers are utilized in industrial applications including the distribution of food items, such as poultry, meat and baked goods, and the distribution of non-food items such as apparel, electronic, automotive, and industrial components, health and beauty aids and hardware. Reusable containers are also used for storage and handling in manufacturing plants and for agricultural products. Other products sold to the industrial and commercial market include tote boxes, various styles of bins, tubs, straight-walled boxes, and a line of modular cabinets for small parts storage and organization. The Company's products are sold throughout the United States and Canada by a direct sales force, independent dealers and through independent representatives.

     The Company's consumer products include the Keepbox(R) line of household storage containers, plastic tool boxes and other products to organize the home workshop, plastic containers to facilitate consumer recycling, and a line of plastic pots, planters and urns sold to consumers through lawn and garden retailers and other similar specialty outlets. Consumer products are marketed nationally to a variety of customers including mass-merchandisers, such as Target(R) and Wal-Mart(R), and major department stores and hardware chains, warehouse outlets and specialty shops. Products are mainly marketed under the Akro-Mils(R) name and other registered trade names, and to a lesser extent, under private label arrangements. The Company's products are sold throughout the United States by a direct sales force and independent representatives.

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

     Myers Tire Supply's domestic distribution system includes 42 owned branch warehouse distributors located in major cities in 31 states. Each branch services customers in an assigned territory, sells all products of the division, and operates like a stand-alone business with the branch manager bearing profit/loss, inventory and credit responsibilities. Internationally, this business has two wholly owned warehouse distributors located in Canada and owns an interest in several other foreign warehouse distributors.

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

     EMPLOYEES

     As of December 31, 1995, the Company had a total of 1,783 full-time and part-time employees. Of these employees, 1,260 were engaged in the Manufacturing business and 523 were employed in the Distribution business. Approximately 14% of the Company's employees are members of unions. The Company believes it has a good relationship with its employees.

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

ITEM 2.  PROPERTIES

     The following table sets forth by segment certain information with respect to properties owned by the Registrant:

           DISTRIBUTION OF AFTERMARKET REPAIR PRODUCTS AND SERVICES:

                                 APPROXIMATE      APPROXIMATE
                                 FLOOR SPACE       LAND AREA
          PLANT LOCATION        (SQUARE FEET)       (ACRES)                      USE
    --------------------------  -------------     -----------     ----------------------------------
    Akron, Ohio...............     129,000              8         Executive offices and warehousing
    Akron, Ohio...............      31,000              2         Warehousing
    Hialeah, Florida..........      28,500              1         Sales and distribution
    Pomona, California........      17,700              1         Sales and distribution
    Englewood, Colorado.......       9,500              1         Sales and distribution
    Pomona, California........       9,200              1         Leased to non-affiliated party
    San Antonio, Texas........       4,500              1         Sales and distribution
    Phoenix, Arizona..........       8,200              1         Sales and distribution
    Akron, Ohio...............       8,000              1         Leased to non-affiliated party
    Houston, Texas............       7,900              1         Sales and distribution
    Indianapolis, Indiana.....       7,800              2         Sales and distribution
    Cincinnati, Ohio..........       7,500              1         Sales and distribution
    York, Pennsylvania........       7,400              3         Sales and distribution
    Atlanta, Georgia..........       7,000              1         Sales and distribution

                                 APPROXIMATE      APPROXIMATE
                                 FLOOR SPACE       LAND AREA
          PLANT LOCATION        (SQUARE FEET)       (ACRES)                      USE
    --------------------------  -------------     -----------     ----------------------------------
    Minneapolis, Minnesota....       5,500              1         Sales and distribution
    Charlotte, North
      Carolina................       5,100              1         Sales and distribution
    Syracuse, New York........       4,800              1         Sales and distribution
    Franklin Park, Illinois...       4,400              1         Sales and distribution
    POLYMER AND METAL PRODUCTS:
    Dawson Springs,
      Kentucky................     209,000             36         Manufacturing and distribution
    Wadsworth, Ohio...........     197,000             23         Manufacturing and distribution
    Hannibal, Missouri........     196,000             10         Manufacturing and distribution
    Bluffton, Indiana.........     175,000             17         Manufacturing and distribution
    Roanoke Rapids,
      North Carolina..........     172,000             20         Manufacturing and distribution
    Bristol, Indiana..........     125,000             12         Manufacturing and distribution
    Akron, Ohio...............     121,000             17         Manufacturing and distribution
    Weirton, West Virginia....     117,000             11         Leased to non-affiliated party
    Shelbyville, Kentucky.....     105,000              8         Manufacturing and distribution
    Goddard, Kansas...........      62,000              7         Manufacturing and distribution
    Fairfield, Ohio...........      51,000              2         Manufacturing and distribution
    Akron, Ohio...............      49,000              6         Manufacturing and distribution
    Ontario, California.......      40,000              2         Distribution and warehousing

     The following table sets forth by segment certain information with respect to facilities leased by the Registrant:

                                           EXPIRATION DATE
                                                 OF
                         APPROXIMATE      LEASE AND RENEWAL
                         FLOOR SPACE      OPTION PERIOD (IF
       LOCATION         (SQUARE FEET)           ANY)                                USE
----------------------- -------------     -----------------       ---------------------------------------
                                       POLYMER AND METAL PRODUCTS:
Mississauga, Ontario,
  Canada...............     23,000        December 31, 1996       Sales, administrative and distribution
Milford, Ohio..........     19,000        February 29, 1996       Sales and administrative
Stanton, Harcourt,
  England..............     12,000        December 31, 2001       Warehousing and distribution
Witney, Oxon,
  England..............      4,000        December 31, 2004       Sales, administration and distribution

---------------

     The Registrant also leases distribution facilities in thirty-one (31) locations throughout the United States and Canada which, in the aggregate, amount to approximately 159,000 square feet of warehouse and office space. All of these locations are used by the distribution of aftermarket repair products and services segment.

     The Registrant believes that all of its properties, machinery and equipment generally are well maintained and adequate for the purposes for which they are used.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the Registrant's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1995, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

                                                 YEARS AS
               NAME                  AGE     EXECUTIVE OFFICER                     TITLE
-----------------------------------  ---     -----------------     --------------------------------------
Stephen E. Myers...................  52              23            President and Chief Executive Officer
Milton I. Wiskind..................  70              24            Senior Vice President and Secretary
Gregory J. Stodnick................  53              16            Vice President -- Finance

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 1995 was 1,824. High and low stock prices and dividends for the last two years were:

                                                              SALES PRICE*
                                1995                          ------------    DIVIDENDS
                           QUARTER ENDED                      HIGH    LOW       PAID*
        ----------------------------------------------------  ----    ----    ---------
        MARCH 31............................................  15 1/8  11 7/8     .036
        JUNE 30.............................................  14 1/4  12 3/4     .036
        SEPTEMBER 30........................................  15 1/4  12 7/8     .04
        DECEMBER 31.........................................  16 3/4  13 7/8     .04

                                                              SALES PRICE*
                                1994                          ------------    DIVIDENDS
                           QUARTER ENDED                      HIGH    LOW       PAID*
        ----------------------------------------------------  ----    ----    ---------
        March 31............................................  16 3/4  14 3/4     .032
        June 30.............................................  15 3/4  13 3/4     .032
        September 30........................................  16 1/8  14 3/8     .036
        December 31.........................................  16 1/8  11 3/4     .036

---------------
* Adjusted for the 10 percent stock dividend distributed in August, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
                              ELEVEN-YEAR SUMMARY

                                               1995             1994             1993             1992             1991
                                           -------------    -------------    -------------    -------------    -------------
OPERATIONS FOR THE YEAR
  Net sales..............................  $ 300,699,109    $ 274,054,163    $ 245,136,189    $ 229,255,085    $ 195,581,070
  Cost and expenses
    Cost of sales........................    206,050,902      183,890,614      163,794,129      154,007,502      129,148,273
    Selling..............................     33,973,656       32,238,245       30,428,260       27,286,626       24,442,225
    General and administrative...........     32,834,285       27,258,865       24,373,483       24,782,393       22,407,924
    Interest -- net......................        784,427          620,276        1,091,590        1,341,811        1,738,878
                                           -------------    -------------    -------------    -------------    -------------
                                             273,643,270      244,008,000      219,687,462      207,418,332      177,737,300
                                           -------------    -------------    -------------    -------------    -------------
    Income before income taxes...........     27,055,839       30,046,163       25,448,727       21,836,753       17,843,770
    Income taxes.........................     11,087,000       12,215,000       10,054,000        8,727,000        7,308,000
                                           -------------    -------------    -------------    -------------    -------------
    Net income...........................  $  15,968,839    $  17,831,163    $  15,394,727    $  13,109,753    $  10,535,770
                                           -------------    -------------    -------------    -------------    -------------
Net income per share*....................           $.95            $1.06             $.95             $.85             $.69
                                           -------------    -------------    -------------    -------------    -------------
FINANCIAL POSITION -- AT YEAR END
    Total Assets.........................  $ 193,603,873    $ 172,026,887    $ 152,386,302    $ 142,081,023    $ 113,030,476
                                           -------------    -------------    -------------    -------------    -------------
    Current assets.......................    101,087,297       94,724,955       78,922,479       74,892,471       60,723,337
    Current liabilities..................     32,372,026       34,093,593       24,380,541       31,685,772       25,346,105
                                           -------------    -------------    -------------    -------------    -------------
    Working capital......................     68,715,271       60,631,362       54,541,938       43,206,699       35,377,232
    Other assets.........................     23,086,827       15,923,620       15,769,611       16,525,900       12,969,476
    Property, plant and equipment --
      net................................     69,429,749       61,378,312       57,694,212       50,662,652       39,337,663
    Less:
      Long-term debt.....................     13,335,191        4,154,646       10,654,650       24,917,426       14,559,630
      Deferred income taxes..............      2,713,106        2,869,976        2,064,399        1,594,855          670,922
                                           -------------    -------------    -------------    -------------    -------------
SHAREHOLDERS' EQUITY.....................  $ 145,183,550    $ 130,908,672    $ 115,286,712    $  83,882,970    $  72,453,819
                                           -------------    -------------    -------------    -------------    -------------
COMMON SHARES OUTSTANDING*...............     16,906,019       16,830,101       16,806,602       15,502,487       15,264,038
                                           -------------    -------------    -------------    -------------    -------------
BOOK VALUE PER COMMON SHARE*.............          $8.59            $7.78            $6.86            $5.41            $4.75
                                           -------------    -------------    -------------    -------------    -------------
OTHER DATA
    Dividends paid.......................  $   2,577,154    $   2,326,964    $   2,058,288    $   1,746,780    $   1,530,455
    Dividends paid per Common Share*.....            .15              .14             .125              .11              .10
                                           -------------    -------------    -------------    -------------    -------------
    Average Common Shares*
      outstanding during the year........     16,871,365       16,830,380       16,197,058       15,469,111       15,248,228
                                             ===========      ===========      ===========      ===========      ===========

---------------
* Adjusted for the ten percent stock dividend paid in August, 1995; the five-for-four stock split distributed in August, 1994; the ten percent stock dividend paid in August, 1993; the five-for-four stock split distributed in August, 1992; the ten percent stock dividends paid in August, 1991; August, 1990; September, 1989; and September, 1988; the three-for-two stock split distributed in September, 1987; and the ten percent stock dividends paid in August, 1986; and in August, 1985.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
                        ELEVEN-YEAR SUMMARY -- CONTINUED

                                       1990            1989            1988            1987           1986           1985
                                   ------------    ------------    ------------    ------------    -----------    -----------
OPERATIONS FOR THE YEAR
  Net sales......................  $202,104,203    $194,771,836    $183,810,747    $131,710,204    $89,645,730    $85,250,021
  Cost and expenses
    Cost of sales................   136,602,663     134,234,037     129,065,978      90,243,676     60,089,248     58,173,213
    Selling......................    23,054,815      20,732,345      18,528,963      15,276,676     10,767,736     10,151,414
    General and administrative...    21,674,409      19,896,487      18,726,786      14,854,167     11,355,895     10,423,738
    Interest -- net..............     2,780,598       3,692,592       3,624,112       1,759,659        275,179        197,252
                                   ------------    ------------    ------------    ------------    -----------    -----------
                                    184,112,485     178,555,461     169,945,839     122,134,178     82,488,058     78,945,617
                                   ------------    ------------    ------------    ------------    -----------    -----------
    Income before income taxes...    17,991,718      16,216,375      13,864,908       9,576,026      7,157,672      6,304,404
    Income taxes.................     7,234,000       6,595,000       5,797,000       4,358,000      3,443,000      2,881,000
                                   ------------    ------------    ------------    ------------    -----------    -----------
    Net Income...................  $ 10,757,718    $  9,621,375    $  8,067,908    $  5,218,026    $ 3,714,672    $ 3,423,404
                                   ------------    ------------    ------------    ------------    -----------    -----------
Net income per share*............          $.71             .63             .53             .35            .25            .22
                                   ------------    ------------    ------------    ------------    -----------    -----------
FINANCIAL POSITION -- AT YEAR END
    Total Assets.................  $116,373,153    $111,104,356    $109,668,585    $103,401,944    $52,736,836    $51,432,421
                                   ------------    ------------    ------------    ------------    -----------    -----------
    Current assets...............    63,310,846      61,479,468      58,852,930      52,171,313     38,173,150     36,362,072
    Current liabilities..........    26,345,655      26,397,909      24,796,004      28,326,238     10,605,351      9,755,442
                                   ------------    ------------    ------------    ------------    -----------    -----------
    Working capital..............    36,965,191      35,081,559      34,056,926      23,845,075     27,567,799     26,606,630
    Other assets.................    14,363,401      15,612,316      18,057,080      21,275,608      1,146,427      1,119,083
    Property, plant and equipment
      -- net.....................    38,698,906      34,012,572      32,758,575      29,955,023     13,417,259     13,951,266
    Less:
      Long-term debt.............    25,361,688      29,833,585      38,433,060      35,502,197      6,063,666      8,633,323
      Deferred income taxes......     1,471,796       1,579,955       1,672,313       1,570,207      2,545,724      2,391,589
                                   ------------    ------------    ------------    ------------    -----------    -----------
SHAREHOLDERS' EQUITY.............  $ 63,194,014    $ 53,292,907    $ 44,767,208    $ 38,003,302    $33,522,095    $30,652,067
                                   ------------    ------------    ------------    ------------    -----------    -----------
COMMON SHARES OUTSTANDING*.......    15,219,196      15,182,504      15,119,973      15,008,593     14,986,601     14,897,259
                                   ------------    ------------    ------------    ------------    -----------    -----------
BOOK VALUE PER COMMON SHARE*.....         $4.15           $3.51           $2.96           $2.53          $2.24          $2.06
                                   ------------    ------------    ------------    ------------    -----------    -----------
OTHER DATA
    Dividends paid...............  $  1,395,850    $  1,265,208    $  1,134,314    $  1,049,550        972,065    $   899,278
    Dividends paid per Common
      Share*.....................           .09            .085            .075             .07           .065            .06
                                   ------------    ------------    ------------    ------------    -----------    -----------
    Average Common Shares*
      outstanding during the
      year.......................    15,203,290      15,155,487      15,102,726      14,999,411     14,980,238     15,624,594
                                    ===========     ===========     ===========     ===========     ==========     ==========

---------------
* Adjusted for the ten percent stock dividend paid in August, 1995; the five-for-four stock split distributed in August, 1994; the ten percent stock dividend paid in August, 1993; the five-for-four stock split distributed in August, 1992; the ten percent stock dividends paid in August, 1991; August, 1990; September, 1989; and September, 1988; the three-for-two stock split distributed in September, 1987; and the ten percent stock dividends paid in August, 1986; and August, 1985.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 1995 increased $26.6 million or 10 percent compared to 1994 based on increases in both of the Company's business segments. The increase in the Distribution segment of $5.2 million or 4 percent was primarily the result of increased unit sales. Sales in the Manufacturing segment increased $22.8 million or 14 percent due to the inclusion of Ameri-Kart's operations subsequent to the June 30, 1995 acquisition combined with sustained demand for existing industrial products.

     Net sales for the year ended December 31, 1994 increased $28.9 million or 12 percent compared to 1993. This was the result of strong growth in both of the Company's business segments. The increase in the Distribution segment of $14.5 million or 14 percent resulted from strong equipment sales, a pick-up in international activity and the acquisition of a distributor. Sales in the Manufacturing segment increased $15.8 million or 11 percent. Improved sales of existing products, the introduction of new products and extensions of existing product lines were the main factors for the increase.

     Cost of sales for the year ended December 31, 1995 increased $22.1 million or 12 percent over 1994 as the result of higher sales volume. Gross profit, expressed as a percentage of sales, decreased to 31.5 percent in 1995 from 32.9 percent in 1994. The decrease in the gross profit percent was primarily attributable to unfavorable raw material prices in the manufacturing segment.

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

     Operating expenses for the year ended December 31, 1995 increased $7.3 million or 12 percent over 1994. Operating expenses as a percentage of sales, increased to 22.2 percent in 1995 as compared to 21.7 percent in 1994 as a result of certain non-recurring charges related to the disposition of various manufacturing product lines and production facilities.

     Operating expenses for the year ended December 31, 1994 increased $4.7 million or 9 percent over 1993. The increase was principally due to the higher sales volume. As a percent of sales, operating expenses decreased to 21.7 percent in 1994 as compared to 22.4 percent in 1993. This improvement was the result of on-going cost control programs and better fixed expense coverage.

     Interest expense for the year ended December 31, 1995 increased $206,131 or 26 percent from 1994. The increase in interest expense reflects higher borrowing levels under the Revolving Credit Facility used to finance the Ameri-Kart acquisition. Interest expense for the year ended December 31, 1994 decreased $421,275 or 35 percent from 1993 as a result of lower long-term debt levels. Proceeds from the Company's Common Stock offering in May of 1993 were used to pay down debt levels, which led to the reduced interest expense.

     Income taxes as a percent of income before taxes were 41 percent in 1995, up from 40.7 percent in 1994. The higher effective tax rate was attributable to an increase in non-deductible amortization expense and foreign tax rate differences. The 1994 effective tax rate of 40.7 percent was up from 39.5 percent in 1993, primarily due to the Company's adoption in 1993 of the Financial Accounting Standards Board (FASB) Statement 109, "Accounting for Income Taxes" which reduced 1993 income tax expense by $210,000.

FINANCIAL CONDITION

     Working capital increased to $68.7 million for the year ended December 31, 1995 compared to $60.6 million for 1994. Total debt expressed as a percent of total capitalization increased to 9 percent for the year ended December 31, 1995 compared to 4 percent in 1994. This strong capital position provides the

Company with the flexibility to finance additional manufacturing capacity, working capital needs, and other corporate requirements.

     During the next five years, the Company anticipates on-going capital expenditures in the range of $15 to $20 million per year, primarily for increased polymer manufacturing capacity. Management believes available credit facilities and anticipated cash flows from operations will be sufficient to meet the needs of its business, both short-term and long-term.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." This Statement requires that long-lived assets and certain indentifiable intangibles to be held and used, be reviewed for impairment, based on fair value, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets and intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. The Company will be required to adopt this new standard in fiscal 1996 and restatement of previously issued financial statements is not permitted, however, adoption would not materially impact the Company's reported financial condition or results of operations.

     FASB Statement No. 123, "Accounting for Stock Based Compensation," was issued which establishes a method of accounting for stock based compensation that is based on the fair value of stock options and similar instruments and encourages, but does not require, adoption of that method. The Statement allows an entity to continue to account for stock-based employee compensation using the intrinsic value based method in APB Opinion No. 25, with pro forma disclosures of net income and earnings per share, as if the fair value method had been applied. The new Standard is applicable to financial statements for fiscal years beginning after December 15, 1995. The Company expects to continue following the accounting of APB Opinion No. 25 in 1996 and future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and accompanying notes and the reports of management and independent accountants follow Item 9 of this Report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the Registrant's independent accountants on accounting and financial disclosure matters within the two year period ended December 31, 1995, or in any period subsequent to such date.

COMMON STOCK MARKET PRICES AND DIVIDENDS

     The Company's Common Stock is traded on the American Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 1995 was 1,824. High and low stock prices and dividends for the last two years were:

                                                             SALES PRICE*
                                                             ------------
                                                             HIGH     LOW     DIVIDENDS PAID*
                                                             ----     ---     ---------------
    QUARTER ENDED 1995

      MARCH 31.............................................  15 1/8   11 7/8        .036
      JUNE 30..............................................  14 1/4   12 3/4        .036
      SEPTEMBER 30.........................................  15 1/4   12 7/8         .04
      DECEMBER 31..........................................  16 3/4   13 7/8         .04

                                                             SALES PRICE*
                                                             ------------
                                                             HIGH     LOW     DIVIDENDS PAID*
                                                             ----     ---     ---------------
    Quarter Ended 1994

      March 31.............................................  16 3/4   14 3/4        .032
      June 30..............................................  15 3/4   13 3/4        .032
      September 30.........................................  16 1/8   14 3/8        .036
      December 31..........................................  16 1/8   11 3/4        .036

SUMMARIZED QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED) THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA

                 QUARTER ENDED 1995               MARCH 31   JUNE 30   SEPT. 30   DEC. 31    TOTAL
                                                  --------   -------   --------   -------   --------
      NET SALES.................................  $67,501    $75,584   $ 74,651   $82,963   $300,699
      GROSS PROFIT..............................   21,210     22,864     22,127    28,447     94,648
      NET INCOME................................    3,767      4,355      3,317     4,530     15,969
      PER SHARE*................................      .22        .26        .20       .27        .95

                 Quarter Ended 1994               MARCH 31   JUNE 30   SEPT. 30   DEC. 31    TOTAL
                                                  --------   -------   --------   -------   --------
      Net sales.................................  $59,695    $68,442   $ 66,192   $79,725   $274,054
      Gross profit..............................   19,308     23,536     21,174    26,146     90,164
      Net income................................    3,498      5,144      3,866     5,323     17,831
      Per share*................................      .21        .30        .23       .32       1.06

---------------
* Adjusted for the 10 percent stock dividend distributed in August, 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio
February 9, 1996

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                       1995             1994             1993
                                                   ------------     ------------     ------------
Net sales........................................  $300,699,109     $274,054,163     $245,136,189
Cost of sales....................................   206,050,902      183,890,614      163,794,129
                                                   ------------     ------------     ------------
  Gross profit...................................    94,648,207       90,163,549       81,342,060
                                                   ------------     ------------     ------------
Operating expenses
  Selling........................................    33,973,656       32,238,245       30,428,260
  General and administrative.....................    32,834,285       27,258,865       24,373,483
                                                   ------------     ------------     ------------
                                                     66,807,941       59,497,110       54,801,743
                                                   ------------     ------------     ------------
     Operating income............................    27,840,266       30,666,439       26,540,317
                                                   ------------     ------------     ------------
Interest
  Income.........................................      (212,708)        (170,728)        (120,689)
  Expense........................................       997,135          791,004        1,212,279
                                                   ------------     ------------     ------------
                                                        784,427          620,276        1,091,590
                                                   ------------     ------------     ------------
Income before income taxes.......................    27,055,839       30,046,163       25,448,727
Income taxes.....................................    11,087,000       12,215,000       10,054,000
                                                   ------------     ------------     ------------
Net income.......................................  $ 15,968,839     $ 17,831,163     $ 15,394,727
                                                   ------------     ------------     ------------
Net income per share.............................          $.95            $1.06             $.95
                                                    ===========      ===========      ===========

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                        AS OF DECEMBER 31, 1995 AND 1994

                                                                      1995             1994
                                                                  ------------     ------------
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments...........................  $  3,387,562     $  1,794,703
  Accounts receivable -- less allowances of $1,594,000 and
     $1,479,000, respectively...................................    52,501,016       51,226,688
  Inventories
     Finished and in-process products...........................    34,614,735       33,572,557
     Raw materials and supplies.................................     6,635,012        5,809,158
                                                                  ------------     ------------
                                                                    41,249,747       39,381,715
  Prepaid expenses..............................................     3,948,972        2,321,849
                                                                  ------------     ------------
TOTAL CURRENT ASSETS............................................   101,087,297       94,724,955
OTHER ASSETS
  Excess of cost over fair value of net assets of companies
     acquired...................................................    17,015,358        9,289,115
  Patents and other intangible assets...........................     2,924,256        3,219,371
  Other.........................................................     3,147,213        3,415,134
                                                                  ------------     ------------
                                                                    23,086,827       15,923,620
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land..........................................................     1,989,508        1,836,637
  Buildings and leasehold improvements..........................    35,325,705       29,010,268
  Machinery and equipment.......................................    93,646,662       85,710,088
                                                                  ------------     ------------
                                                                   130,961,875      116,556,993
  Less allowances for depreciation and amortization.............    61,532,126       55,178,681
                                                                  ------------     ------------
                                                                    69,429,749       61,378,312
                                                                  ------------     ------------
                                                                  $193,603,873     $172,026,887
                                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..............................................  $ 11,865,636     $ 19,751,167
  Employee compensation and related items.......................     9,736,457        8,911,996
  Accrued expenses
     Interest...................................................       182,262           59,729
     Taxes, other than income taxes.............................     1,160,766          974,853
     Income taxes...............................................     1,068,474          431,805
     Other......................................................     7,382,327        3,271,664
  Current portion of long-term debt.............................       976,104          692,379
                                                                  ------------     ------------
TOTAL CURRENT LIABILITIES.......................................    32,372,026       34,093,593
LONG-TERM DEBT, LESS CURRENT PORTION............................    13,335,191        4,154,646
DEFERRED INCOME TAXES...........................................     2,713,106        2,869,976
SHAREHOLDERS' EQUITY
  Serial Preferred Shares (authorized 1,000,000 shares).........           -0-              -0-
  Common Shares, without par value (authorized 30,000,000
     shares; outstanding 16,906,019 and 16,830,101 shares,
     respectively)..............................................    10,014,186        8,303,598
  Additional paid-in capital....................................   111,382,116       90,606,429
  Foreign currency translation adjustment.......................      (393,840)        (466,191)
  Retained income...............................................    24,181,088       32,464,836
                                                                  ------------     ------------
                                                                   145,183,550      130,908,672
                                                                  ------------     ------------
                                                                  $193,603,873     $172,026,887
                                                                   ===========      ===========

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                             FOREIGN
                                       COMMON SHARES          ADDITIONAL     CURRENCY
                                  ------------------------     PAID-IN      TRANSLATION    RETAINED
                                    NUMBER       AMOUNT        CAPITAL      ADJUSTMENT      INCOME
                                  ----------   -----------   ------------   ----------   ------------
BALANCE AT JANUARY 1, 1993......  10,249,578   $ 5,934,720   $ 47,548,808   $ (262,676)  $ 30,662,118
Additions
  Shares issued through public
     offering...................     820,000       492,000     17,142,206          -0-            -0-
  Net income....................         -0-           -0-            -0-          -0-     15,394,727
  Sales under option plans......      29,997       237,262            -0-          -0-            -0-
  Employees stock purchase
     plan.......................      12,211       288,858            -0-          -0-            -0-
  Dividend reinvestment plan....       2,856        68,104            -0-          -0-            -0-
Deductions
  Foreign currency translation
     adjustment.................         -0-           -0-            -0-     (149,985)           -0-
  Dividends -- $.125 per
     share......................         -0-           -0-            -0-          -0-     (2,058,288)
  10% stock dividend............   1,108,341       676,088     26,339,701          -0-    (27,026,931)
                                  ----------   -----------   ------------   ----------   ------------
BALANCE AT DECEMBER 31, 1993....  12,222,983   $ 7,697,032   $ 91,030,715   $ (412,661)  $ 16,971,626
                                  ----------   -----------   ------------   ----------   ------------
Additions
  Net income....................         -0-           -0-            -0-          -0-     17,831,163
  Sales under option plans......      25,747       162,552            -0-          -0-            -0-
  Employees stock purchase
     plan.......................      16,358       326,588            -0-          -0-            -0-
  Five-for-four stock split.....   3,061,333           -0-            -0-          -0-            -0-
  Dividend reinvestment plan....       6,971       135,408            -0-          -0-            -0-
Deductions
  Foreign currency translation
     adjustment.................         -0-           -0-            -0-      (53,530)           -0-
  Purchases for treasury........     (33,300)      (17,982)      (424,286)         -0-        (10,989)
  Dividends -- $.14 per share...         -0-           -0-            -0-          -0-     (2,326,964)
                                  ----------   -----------   ------------   ----------   ------------
BALANCE AT DECEMBER 31, 1994....  15,300,092   $ 8,303,598   $ 90,606,429   $ (466,191)  $ 32,464,836
                                  ----------   -----------   ------------   ----------   ------------
Additions
  Net income....................         -0-           -0-            -0-          -0-     15,968,839
  Sales under option plans......      36,986       314,615            -0-          -0-            -0-
  Employees stock purchase
     plan.......................      23,908       344,583            -0-          -0-            -0-
  Dividend reinvestment plan....      11,205       161,770            -0-          -0-            -0-
  Foreign currency translation
     adjustment.................         -0-           -0-            -0-       72,351            -0-
Deductions
  Dividends -- $.15 per share...         -0-           -0-            -0-          -0-     (2,577,154)
  10% stock dividends...........   1,533,828       889,620     20,775,687          -0-    (21,675,433)
                                  ----------   -----------   ------------   ----------   ------------
BALANCE AT DECEMBER 31, 1995....  16,906,019   $10,014,186   $111,382,116   $ (393,840)  $ 24,181,088
                                   =========    ==========    ===========    =========    ===========

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                         1995            1994            1993
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.......................................  $ 15,968,839    $ 17,831,163    $ 15,394,727
  Items not affecting use of cash
     Depreciation..................................     9,718,545       8,821,426       7,077,089
     Amortization of excess of cost over fair value
       of net assets of companies acquired.........       420,360         285,360         243,808
     Amortization of deferred financing costs......        16,461          78,436          56,972
     Amortization of patents and other intangible
       assets......................................       295,115         295,115         312,297
     Tax benefit of net operating loss and credit
       carryforwards...............................           -0-             -0-          56,600
     Deferred income taxes.........................      (473,870)        805,577         469,544
  Cash flow provided by (used for) working capital
     Accounts receivable...........................     2,159,910     (10,821,847)     (2,094,805)
     Inventories...................................       447,254      (4,439,975)     (4,065,048)
     Prepaid expenses..............................    (1,504,288)       (407,734)        375,272
     Accounts payable and accrued expenses.........    (4,376,141)     10,450,114      (4,167,661)
                                                     ------------    ------------    ------------
     Net cash provided by operating activities.....    22,672,185      22,897,635      13,658,795
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment,
     net...........................................   (11,986,974)    (12,505,526)    (14,108,649)
  Acquisition of business, net of cash.............   (14,519,740)            -0-             -0-
  Cash dividends paid..............................    (2,577,154)     (2,326,964)     (2,058,288)
  Other............................................       313,685        (866,450)        (74,515)
                                                     ------------    ------------    ------------
     Net cash used for investing activities........   (28,770,183)    (15,698,940)    (16,241,452)
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchases for treasury...........................           -0-        (453,257)            -0-
  Proceeds from issuance of common stock...........       820,968         624,548      18,228,430
  Borrowings (repayments) net......................     6,869,889      (7,237,066)    (17,400,346)
                                                     ------------    ------------    ------------
     Net cash provided by (used for) financing
       activities..................................     7,690,857      (7,065,775)        828,084
                                                     ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS......................................     1,592,859         132,920      (1,754,573)
CASH AND TEMPORARY CASH INVESTMENTS
  January 1........................................     1,794,703       1,661,783       3,416,356
                                                     ------------    ------------    ------------
CASH AND TEMPORARY CASH INVESTMENTS
  December 31......................................  $  3,387,562    $  1,794,703    $  1,661,783
                                                      ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
     Interest......................................  $    874,602    $    749,540    $  1,354,776
     Income taxes..................................    10,450,330      11,138,152       9,372,275

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (Company). Significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain amounts in the fiscal 1994 and 1993 financial statements have been reclassified in order to conform with the presentation for fiscal 1995.

TRANSLATION OF FOREIGN CURRENCIES

     All balance sheet accounts of consolidated foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period and income statement items are translated at an average currency exchange rate. The resulting translation adjustment is recorded as a separate component of shareholders' equity.

FINANCIAL INSTRUMENTS

     Temporary cash investments, all of which have an original maturity of ninety days or less, are considered cash equivalents. Other financial instruments, consisting of trade and notes receivable, and long-term debt, are considered to have a fair value which approximates carrying value at December 31, 1995.

INVENTORIES

     Inventories are stated at the lower of cost or market. For approximately 74 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at first-in, first-out (FIFO) method of determining cost.

     If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $5,173,000, $5,196,000 and $3,906,000 higher than reported at December 31, 1995, 1994 and 1993, respectively.

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

INCOME TAXES

     Deferred income taxes are provided to recognize the timing differences between financial statement and income tax reporting, principally for depreciation and certain valuation allowances. Deferred taxes are not

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
provided on the unremitted earnings of foreign subsidiaries as the Company's intention is to permanently reinvest these earnings in the operations of these subsidiaries. If these earnings would be remitted in future years, the taxes due after considering available foreign tax credits would not be material.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF COMPANIES ACQUIRED

     This asset represents the excess of cost over the fair value of net assets of companies acquired and is being amortized on a straight-line basis over periods ranging from 30 to 40 years. Accumulated amortization at December 31, 1995 and 1994 was $2,916,000 and $2,496,000, respectively. Management, which regularly evaluates its accounting for goodwill, considering primarily such factors as current and historical profitability, along with discounted cash flows, believes that the asset is realizable and the amortization periods are still appropriate.

RESEARCH AND DEVELOPMENT

     Research, engineering, testing and product development costs are charged to current operations as incurred.

NET INCOME PER SHARE

     Income per share is determined on the basis of the weighted average number of Common Shares and common stock equivalents outstanding during the year. During the year ended December 31, 1995 and 1993 the Company paid a ten percent stock dividend and during the year ended December 31, 1994 the Company distributed a five-for-four stock split. All per share data has been adjusted for the stock dividends and the stock split. The impact of stock options has not been included in the calculation of earnings per share as the effect of their exercise is not material.

ACQUISITIONS

     Effective June 30, 1995, the Company acquired Ameri-Kart Corp. (Ameri-Kart), a manufacturer of plastic residential waste carts, material handling containers and hydraulic dumping devices. The transaction was effected through the exchange of cash for all the issued and outstanding shares of Ameri-Kart.

     The cost of the acquisition, including expenses, was approximately $15 million. The acquisition has been accounted for as a purchase and accordingly, the assets and liabilities of Ameri-Kart have been recorded at their estimated fair values for financial reporting purposes at the date of acquisition. The excess of purchase price over the fair value of assets acquired was approximately $8.1 million which is being amortized on a straight-line basis over 30 years. Ameri-Kart's results of operations have been included in the accompanying consolidated financial statements from June 30, 1995. Consolidated pro forma sales, income and earnings per share would not have been materially different from the reported amounts for fiscal years 1995 or 1994.

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

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     For the Company's existing defined benefit plans, net periodic pension costs were as follows:

                                                        1995          1994          1993
                                                      ---------     ---------     ---------
    Service cost-benefit earned during the year.....  $  92,754     $ 107,451     $ 117,953
    Interest cost on projected benefit obligation...    167,255       148,485       150,083
    Return on plan assets...........................   (473,801)       10,580      (136,481)
    Net amortization................................    327,479      (154,358)       (5,049)
                                                      ---------     ---------     ---------
    Net periodic pension cost.......................  $ 113,687     $ 112,158     $ 126,506
                                                      =========     =========     =========

     Assumptions used for these plans were as follows: discount rate, 7.0%; rate of return on plan assets, 8.0%. Future benefit increases were not considered as there is no substantive commitment to increase benefits.

     The following table sets forth the plans' funded status at December 31, 1995 and 1994 (in thousands):

                                                             1995                   1994
                                                      ------------------     -------------------
                                                      OVER-      UNDER-       OVER-      UNDER-
                                                      FUNDED     FUNDED      FUNDED      FUNDED
                                                      PLANS       PLANS       PLANS       PLANS
                                                      ------     -------     -------     -------
    Projected benefit obligation
      Vested benefits...............................  $  955     $ 1,431      $ 652      $ 1,222
      Non-vested....................................      17         198          8          192
                                                      ------     -------     -------     -------
    Accumulated benefit obligation..................     972       1,629        660        1,414
    Fair value of plan assets.......................   1,018       1,596        798        1,327
                                                      ------     -------     -------     -------
    Projected benefit obligation in excess of plan
      assets........................................      46         (33)       138          (87)
    Unrecognized net (gain).........................     (24)       (169)      (131)        (128)
    Unrecognized net obligation at date of
      adoption......................................      84         127         95          139
                                                      ------     -------     -------     -------
    Net projected pension (liability) asset.........  $  106     $   (75)     $ 102      $   (76)
                                                      ======      ======      =====       ======

     A profit sharing plan is maintained for eligible employees, not covered under defined benefit plans, who meet minimum tenure requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. During 1994, the Company terminated a defined benefit pension plan and covered the employees under the Company's profit sharing plan. As a result, the Company recognized a $90,000 charge for the curtailment of this plan. The aggregate cost of all retirement and profit sharing plans reflected in the accompanying statements of consolidated income is $1,784,000, $1,224,000 and $1,104,000 for the years 1995, 1994 and 1993, respectively.

LONG-TERM DEBT AND CREDIT AGREEMENTS

     Long-term debt at December 31, consisted of the following:

                                                                1995            1994
                                                             -----------     ----------
        Revolving credit agreement.........................  $ 8,000,000     $2,000,000
        Industrial revenue bonds...........................    5,681,166      2,275,166
        Other..............................................      630,129        571,859
                                                             -----------     ----------
                                                              14,311,295      4,847,025
        Less current portion...............................      976,104        692,379
                                                             -----------     ----------
                                                             $13,335,191     $4,154,646
                                                              ==========      =========

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     The Company has a Revolving Credit Agreement with a group of banks which enables the Company to borrow up to $35,000,000 at prime rate on a variable basis, or on a short-term fixed basis at a rate based upon LIBOR or certificate of deposits at the participating banks. The agreement is unsecured and expires on June 30, 2000. The Revolving Credit Agreement currently bears interest on the outstanding balance at an average rate of 6.5 percent. In addition, the Company is required to pay on a quarterly basis a commitment fee of 1/4 percent per annum on the daily unborrowed portion of the revolving credit commitment, however, such commitment fee accrues at a rate of 1/5 percent per annum at any time the unused portion of the aggregate revolving credit commitment is equal to or less than $20 million.

     The industrial revenue bonds are secured by either standby letter of credit or plant and equipment purchased by the Company with the proceeds of the bonds. The bonds mature at various dates through 2010 with variable interest rates ranging from 4.70 percent to 6.97 percent. Two industrial revenue bonds are backed by standby letters of credit totaling $5,209,657 with an associated fee of 3/4 percent per annum.

     Other includes various notes and capitalized leases which mature in various amounts through 1999 and bear a weighted average interest rate of 8.64 percent.

     The maturities of long-term debt for the five years ending December 31, 2000, are $976,000 in 1996; $513,000 in 1997; $414,000 in 1998; $323,000 in 1999
and $8,069,000 in 2000.

     The Revolving Credit Agreement and certain of the industrial revenue bond issues contain customary covenants which include, among other things, maintenance of minimum tangible net worth and minimum working capital, restrictions on certain additional indebtedness and requirements to maintain certain financial ratios. At December 31, 1995, the Company was in compliance with these covenants.

LEASES

     The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $2,306,000, $2,359,000 and $2,662,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Future minimum rental commitments for the next five years are as follows:

YEAR ENDED DECEMBER 31,     COMMITMENT
-----------------------     ----------
          1996              1,822,000
          1997              1,530,000
          1998              1,174,000
          1999                939,000
          2000                578,000

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

INCOME TAXES

     The effective tax rate was 41.0% in 1995, 40.7% in 1994 and 39.5% in 1993. A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                             PERCENT OF PRE-TAX INCOME
                                                             --------------------------
                                                             1995       1994       1993
                                                             ----       ----       ----
        Statutory Federal income tax rate..................  35.0%      35.0%      35.0%
        State income taxes -- net of Federal tax benefit...   4.6        4.7        4.6
        Effect of non-deductible depreciation and
          amortization.....................................    .7         .6         .6
        Other..............................................    .7         .4        (.7)
                                                             ----       ----       ----
        Effective tax rate for the year....................  41.0%      40.7%      39.5%
                                                             ====       ====       ====

     Income taxes consisted of the following:

                                            1994                 1993                 1992
                                     ------------------   ------------------   ------------------
                                     CURRENT   DEFERRED   CURRENT   DEFERRED   CURRENT   DEFERRED
                                     -------   --------   -------   --------   -------   --------
                                                        (DOLLARS IN THOUSANDS)
        Federal....................  $ 9,133    $ (326)   $ 9,015     $812     $ 7,707     $414
        Foreign....................      361         2        225       (3)        122       (2)
        State and local............    2,066      (149)     2,169       (3)      1,755       58
                                     -------   --------   -------   --------   -------   --------
                                     $11,560    $ (473)   $11,409     $806     $ 9,584     $470
                                     =======    ======    =======   ======      ======   ======

INCOME TAXES

     Significant components of the Company's deferred tax liabilities as of December 31, 1995 and 1994 are as follows:

                                                                  1995           1994
                                                                 ------         ------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
        Deferred income tax liabilities:
          Accelerated depreciation.............................  $6,629         $5,114
          Employee benefit trust...............................     578            227
          Other................................................      46             81
                                                                 ------         ------
                                                                  7,253          5,422
                                                                 ------         ------
        Deferred income tax assets:
          Compensation.........................................   1,276          1,135
          Inventory valuation..................................     788            671
          Allowance for uncollectible accounts.................     528            488
          Non-deductible accruals..............................   1,948            258
                                                                 ------         ------
                                                                  4,540          2,552
                                                                 ------         ------
        Net deferred income tax liability......................  $2,713         $2,870
                                                                 ======         ======

     At December 31, 1995, the Company had a net operating loss carryforward from an acquired company of $203,000 which does not begin to expire until 1996. The benefit related to this loss carryforward will result in the restoration of previously deferred taxes.

     Effective January 1, 1993, the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," required the Company to change its method of accounting for income taxes to the asset

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under the Statement, the effect on deferred taxes of a change in tax rates is recognized in the tax provision in the period that includes the enactment date. The adoption of this statement, which reduced income tax expense, resulted in additional net income of $210,000 or $.02 per share in 1993.

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

     Stock options granted during the past three years were as follows: during 1995, 25,227 shares at prices from $13.06 to $14.87; during 1994, 107,300 shares at prices from $12.95 to $16.73; during 1993, 7,288 shares at prices from $14.38 to $17.55.

     Stock options exercised during the past three years were as follows: during 1995, 39,072 shares at prices from $7.23 to $14.81; during 1994, 38,715 shares at prices from $7.23 to $12.97; during 1993, 42,653 shares at prices from $4.69 to $12.97.

     At December 31, 1995, 1994 and 1993 there were outstanding options for the purchase of 185,801, 205,488 and 148,649 shares respectively, at prices ranging from $7.73 to $17.54 per share in 1995 and $7.23 to $17.54 per share in 1994 and 1993.

     At December 31, 1995 and 1994, there were options for 101,894 and 88,794 shares, respectively that were exercisable.

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

     The identifiable assets of each major segment of the Company include inventories, accounts receivable, net fixed assets, the excess of cost over fair value of net assets acquired, patents, and other intangible assets attributable to each segment. Corporate assets are principally land, buildings, computer equipment, cash and temporary cash investments.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     The table sets forth information relating to the Company's operations for the years ended December 31, 1995, 1994 and 1993, as required by the Statement of Financial Accounting Standards No. 14.

                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
NET SALES
  Distribution of aftermarket repair products and
     services..............................................  $126,902     $121,748     $107,214
  Manufacturing of polymer and metal products..............   186,307      163,513      147,673
  Intra-segment elimination................................   (12,510)     (11,207)      (9,751)
                                                             --------     --------     --------
                                                             $300,699     $274,054     $245,136
                                                             ========     ========     ========
OPERATING INCOME BEFORE INCOME TAXES
  Distribution of aftermarket repair products and
     services..............................................  $ 11,793     $ 11,387     $ 10,263
  Manufacturing of polymer and metal products..............    23,145       24,418       20,594
  Corporate................................................    (7,098)      (5,139)      (4,317)
  Interest expense-net.....................................      (784)        (620)      (1,091)
                                                             --------     --------     --------
                                                             $ 27,056     $ 30,046     $ 25,449
                                                             ========     ========     ========
IDENTIFIABLE ASSETS
  Distribution of aftermarket repair products and
     services..............................................  $ 48,416     $ 46,966     $ 40,780
  Manufacturing of polymer and metal products..............   140,291      121,635      108,549
  Corporate................................................     5,622        4,492        3,782
  Intra-segment elimination................................      (725)      (1,066)        (725)
                                                             --------     --------     --------
                                                             $193,604     $172,027     $152,386
                                                             ========     ========     ========
CAPITAL ADDITIONS, NET
  Distribution of aftermarket repair products and
     services..............................................  $    227     $    942     $    452
  Manufacturing of polymer and metal products..............    10,722       11,071       13,449
  Corporate................................................     1,038          493          208
                                                             --------     --------     --------
                                                             $ 11,987     $ 12,506     $ 14,109
                                                             ========     ========     ========
DEPRECIATION/AMORTIZATION
  Distribution of aftermarket repair products and
     services..............................................  $    689     $    598     $    565
  Manufacturing of polymer and metal products..............     8,747        7,949        6,249
  Corporate................................................       283          274          263
                                                             --------     --------     --------
                                                             $  9,719     $  8,821     $  7,077
                                                             ========     ========     ========

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                                    CONTENTS

     Report of Independent Public Accountants for the Myers Industries, Inc. Employee Stock Purchase Plan

     Financial Statements for the Myers Industries, Inc. Employee Stock Purchase
Plan:

          (1) Statements of Assets Available for Plan Benefits for the Years Ended December 31, 1995 and 1994; and

          (2) Statements of Changes in Assets Available for Plan Benefits for the Years Ended December 31, 1995, 1994 and 1993.

     Notes to Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Myers Industries, Inc. Employee
Stock Purchase Plan Administrator:

     We have audited the accompanying statements of assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 1995 and 1994, and the related statements of changes in assets available for plan benefits for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 1995 and 1994, and the changes in its assets available for plan benefits for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Cleveland, Ohio,
February 9, 1996

                             MYERS INDUSTRIES, INC.
                          EMPLOYEE STOCK PURCHASE PLAN

                STATEMENTS OF ASSETS AVAILABLE FOR PLAN BENEFITS
                           DECEMBER 31, 1995 AND 1994

                                                                        1995        1994
                                                                       -------     -------
    Receivable from Trustee..........................................  $77,531     $82,563
                                                                       =======     =======
    (Myers Industries, Inc.)

          STATEMENTS OF CHANGES IN ASSETS AVAILABLE FOR PLAN BENEFITS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            1995          1994          1993
                                                          ---------     ---------     ---------
Contributions:
Participants' contributions beginning of period.........  $  82,563     $  77,438     $  65,237
Participants' contributions during the period...........    305,000       299,007       272,147
Assets Available for Stock Purchase.....................    387,563       376,445       337,384
  Less:
Assets Used for Stock Purchases.........................   (310,032)     (293,882)     (259,946)
                                                          ---------     ---------     ---------
Assets Available for Plan Benefits at End of Period.....  $  77,531     $  82,563     $  77,438
                                                          =========     =========     =========

              See the accompanying notes to financial statements.

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

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

     All payroll deductions made for a participant are credited to their account under the Stock Plan and are deposited with the general funds of the Company to be used for any corporate purpose. The amount by which an employee's payroll deductions exceed the amount required to purchase whole shares will be placed in a suspense account for the employee with no interest thereon and rolled over into the next offering period.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the directors of the Registrant, see "Election of Directors" on pages 3 through 5 of Registrant's Proxy Statement dated March 22, 1996 ("Proxy Statement"), which is incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Principal Shareholders" and "Election of Directors" at page 13, and pages 3 through 5, respectively, of the Proxy Statement, which are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships and Related Transactions" at page 13 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following consolidated financial statements of the Registrant appear in
Part II of this Report:

  14. (a)(1)  FINANCIAL STATEMENTS

     CONSOLIDATED FINANCIAL STATEMENTS OF MYERS INDUSTRIES, INC. AND
SUBSIDIARIES

          Report of Independent Public Accountants

          Statements of Consolidated Financial Position as of December 31, 1995 and 1994

          Statements of Consolidated Income Years Ended December 31, 1995, 1994 and 1993

          Statements of Consolidated Shareholders' Equity Years Ended December 31, 1995, 1994 and 1993

          Statements of Consolidated Cash Flows Years Ended December 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements Years Ended December 31, 1995, 1994 and 1993

     FINANCIAL STATEMENTS FOR THE MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN

          Statements of Assets Available for Plan Benefits Years Ended December 31, 1995 and 1994

          Statements of Changes in Assets Available for Plan Benefits Years Ended December 31, 1995, 1994 and 1993

  14. (a)(2)  FINANCIAL STATEMENT SCHEDULES

     Selected Quarterly Financial Data Years Ended December 31, 1995 and 1994

     The following consolidated financial statement schedules of the Registrant are included in Item 14(d):

     Report of Independent Public Accountants on the Financial Statement
Schedules

          Schedule II -- Valuation and Qualifying Accounts and Reserves Years
                         Ended December 31, 1995, 1994 and 1993

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

     10(a) MYERS INDUSTRIES, INC. AMENDED AND RESTATED 1982 INCENTIVE STOCK
           OPTION PLAN. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 24, 1995.

     10(b) MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 24, 1995.

     10(c) FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND
           OFFICERS. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 24, 1995.

     10(d) MYERS INDUSTRIES, INC. 1992 STOCK OPTION PLAN.  Reference is made to
           Exhibit 10(d) to Form 10-K filed with the Commission on March 24,
           1995.

     10(e) MYERS INDUSTRIES, INC. DIVIDEND REINVESTMENT AND STOCK PURCHASE
           PLAN. Reference is made to Exhibit 10(e) to Form 10-K filed with the Commission on March 24, 1995.

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

14.(b)  REPORTS ON FORM 8-K:  None

14.(c)  EXHIBITS:  See subparagraph 14(a)(3) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULE

To Myers Industries, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Myers Industries, Inc.'s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated February 9, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Cleveland, Ohio
February 9, 1996

14.(d)  FINANCIAL STATEMENTS AND SCHEDULES:

                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                           ADDITIONS
                                                    ------------------------
                                                     CHARGED       CHARGED
                                       BALANCE AT    TO COSTS     TO OTHER                     BALANCE
                                       BEGINNING       AND         ACCOUNT     DEDUCTIONS       AT END
             DESCRIPTION               OF PERIOD     EXPENSES    (DESCRIBED)   (DESCRIBED)    OF PERIOD
-------------------------------------  ----------   ----------   -----------   ----------     ----------
Allowance for Doubtful Accounts
1993.................................  $1,383,000   $  900,796      $ -0-       $758,796(1)   $1,525,000
1994.................................  $1,525,000   $  711,683      $ -0-       $757,683(1)   $1,479,000
1995.................................  $1,479,000   $1,000,959      $ -0-       $885,959(1)   $1,594,000

---------------
(1) Represents the write-off of uncollectible accounts receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                       MYERS INDUSTRIES, INC.

Dated: March 22, 1996                                            By: /s/  Gregory J. Stodnick
                                                                    -------------------------
                                                                          GREGORY J. STODNICK
                                                                Vice President -- Finance and
                                                                      Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                TITLE                      DATE
------------------------------------------  -------------------------------    ---------------
/s/  GREGORY J. STODNICK                    Vice President -- Finance and      March 22, 1996
------------------------------------------  Chief Financial Officer
GREGORY J. STODNICK                         (Principal Financial and
                                            Accounting Officer)

/s/  STEPHEN E. MYERS                       President, Chief Executive         March 22, 1996
------------------------------------------  Officer and Director
STEPHEN E. MYERS                            (Principal Executive Officer)


                                            Director                           March   , 1996
------------------------------------------
EDWIN P. SCHRANK

                                            Director                           March   , 1996
------------------------------------------
KARL S. HAY

/s/  MILTON I. WISKIND                      Senior Vice President,             March 22, 1996
------------------------------------------  Secretary and Director
MILTON I. WISKIND

/s/  RICHARD L. OSBORNE                     Director                           March 22, 1996
------------------------------------------
RICHARD L. OSBORNE

/s/  SAMUEL SALEM                           Director                           March 22, 1996
------------------------------------------
SAMUEL SALEM

/s/  JON H. OUTCALT                         Director                           March 22, 1996
------------------------------------------
JON H. OUTCALT

                                            Director                           March   , 1996
------------------------------------------
RICHARD P. JOHNSTON

                               INDEX OF EXHIBITS

EXHIBIT NO.
-----------
      3(a)    MYERS INDUSTRIES, INC. AMENDED AND RESTATED ARTICLES OF INCORPORATION.
              Reference is made to Exhibit (3)(i) to Form 8-K filed with the Commission on
              May 14, 1994.
       (b)    MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF REGULATIONS. Reference
              is made to Exhibit (3)(ii) to Form 8-K filed with the Commission on May 14,
              1994.
     10(a)    MYERS INDUSTRIES, INC. AMENDED AND RESTATED 1982 INCENTIVE STOCK OPTION
              PLAN. Reference is made to Exhibit 10(a) to Form 10-K filed with the
              Commission on March 24, 1995.
       (b)    MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN. Reference is made to
              Exhibit 10(b) to Form 10-K filed with the Commission on March 24, 1995.
       (c)    FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND OFFICERS. Reference is
              made to Exhibit 10(c) to Form 10-K filed with the Commission on March 24,
              1995.
       (d)    MYERS INDUSTRIES, INC. 1992 STOCK OPTION PLAN. Reference is made to Exhibit
              10(d) to Form 10-K filed with the Commission on March 24, 1995.
       (e)    MYERS INDUSTRIES, INC. DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN.
              Reference is made to Exhibit 10(e) to Form 10-K filed with the Commission on
              March 24, 1995.
     21       Subsidiaries of the Registrant
     23       Consent of Independent Public Accountants
     27       Financial Data Schedule