Form 10-Q
period 1996-03-31
MYERS INDUSTRIES INC
filed 1996-05-10
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                   __________________________________________

                                   FORM 10-Q
(Mark One)

| X |  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1996
                               -------------------------------------------

                                       OR

|___|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

                Commission file number           I-8524
                                               ----------

                               MYERS INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                               #34-0778636
- -------------------------------------------------------------------------------
   (State or other jurisdiction of                          (I.R.S.  Employer
    incorporation or organization)                          Identification No.)

    1293 SOUTH MAIN STREET, AKRON, OHIO                            44301
- -------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (216) 253-5592
                                                             ------------------

         Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X    .   No           .
                                        ---------       ----------

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

         As of April 30, 1996, the number of shares outstanding of the issuer's Common Stock was:

                                   16,942,947
                                   ==========

                      PART  I  -  FINANCIAL INFORMATION
                      ---------------------------------
                           MYERS INDUSTRIES, INC.
                           ----------------------
           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                 AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
           ------------------------------------------------------

                                              March 31,       December 31,
ASSETS                                          1996             1995
- -----------                                 -------------    --------------
CURRENT ASSETS
    Cash and temporary cash investments       $4,626,394        $3,387,562
    Accounts receivable-less allowances
        of $1,834,000 and $1,594,000,
        respectively
                                              51,872,979        52,501,016
    Inventories
       Finished and in-process products       33,860,446        34,614,735
       Raw materials and supplies              6,554,879         6,635,012
                                            ------------     -------------
                                              40,415,325        41,249,747
    Prepaid expenses                           3,990,823         3,948,972
                                            ------------     -------------
         TOTAL CURRENT ASSETS                100,905,521       101,087,297

OTHER ASSETS

    Excess of cost over fair value of net
         assets of companies acquired         16,876,518        17,015,358
    Patents and other intangible assets        2,987,979         2,924,256
    Other                                      3,039,937         3,147,213
                                            ------------     -------------
                                              22,904,434        23,086,827
PROPERTY, PLANT & EQUIPMENT, AT COST

    Land                                       2,297,508         1,989,508
    Buildings and leasehold improvements      35,363,056        35,325,705
    Machinery and equipment                   97,709,768        93,646,662
                                            ------------     -------------
                                             135,370,332       130,961,875
    Less allowances for depreciation and
        amortization                          64,115,705        61,532,126
                                            ------------     -------------
                                              71,254,627        69,429,749
                                            ------------     -------------
                                            $195,064,582      $193,603,873
                                            ============     =============

                     PART  I  -  FINANCIAL  INFORMATION
                     ----------------------------------
                           MYERS INDUSTRIES, INC.
                           ----------------------
           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                 AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
           ------------------------------------------------------

                                               March 31,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY             1996             1995
- ------------------------------------         -------------    -------------
CURRENT LIABILITIES
     Accounts payable                         $15,134,376      $11,865,636

     Employee compensation and related
          items                                 7,862,735        9,736,457

     Accrued expenses
          Interest                                 18,573          182,262
          Taxes, other than income taxes        1,168,066        1,160,766
          Income taxes                          3,456,656        1,068,474
          Other                                 7,258,130        7,382,327
     Current portion of long-term debt            487,373          976,104
                                             ------------     ------------
         TOTAL CURRENT LIABILITIES             35,385,909       32,372,026

LONG-TERM DEBT, less current portion            6,977,329       13,335,191

DEFERRED INCOME TAXES                           2,713,306        2,713,106

SHAREHOLDERS' EQUITY
     Serial Preferred Shares                      -0-              -0-
        (authorized 1,000,000)

     Common Shares, without par value          10,300,412       10,014,186
        (authorized 30,000,000 shares;
         outstanding 16,934,291 and
         16,906,019, respectively)
     Additional paid-in capital               111,382,116      111,382,116
     Foreign currency translation
         adjustment                              (413,460)        (393,840)
     Retained income                           28,718,970       24,181,088
                                             ------------     ------------
                                              149,988,038      145,183,550
                                             ------------     ------------
                                             $195,064,582     $193,603,873
                                             ============     ============

                      PART  I  -  FINANCIAL INFORMATION
                      ---------------------------------

                           MYERS INDUSTRIES, INC.
                           ---------------------

                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
             --------------------------------------------------

                                     March 31,             March 31,
                                        1996                  1995
                                   --------------         ------------
Net sales                            $72,554,256          $67,500,977

Costs and expenses
    Cost of sales                     48,204,214           46,290,759
    Operating expenses                15,307,569           14,786,897
    Interest expense, net                169,538               99,435
                                   -------------          -----------
Total costs & expenses                63,681,321           61,177,091

Income before income taxes             8,872,935            6,323,886

Income taxes                           3,658,000            2,557,000
                                   -------------          -----------
Net income                            $5,214,935           $3,766,886
                                   =============          ===========


Net income per common share*                $.31                 $.22

Dividends per common share*                 $.04                $.036

Weighted average number of
     common shares outstanding*       16,919,909           16,848,448




*Adjusted for the ten percent stock dividend distributed in August, 1995.

                      PART  I  -  FINANCIAL INFORMATION
                      ---------------------------------
                           MYERS INDUSTRIES, INC.
                           ----------------------
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
             --------------------------------------------------

                                                                   March 31,         March 31
                                                                      1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES                              -----------       -----------
      Net income                                                  $5,214,935        $3,766,886
      Items not affecting use of cash
         Depreciation                                              2,591,579         2,526,747
         Amortization of excess of cost over fair
              value of net assets of companies acquired              138,840            71,340
         Amortization of other intangible assets                      90,612            75,782
     Cash flow provided by (used for) working capital
         Accounts receivable                                         628,037         1,185,417
         Inventories                                                 834,422        (2,615,626)
         Prepaid expenses                                            (41,851)          823,661
         Accounts payable and accrued expenses                     3,502,614        (4,824,786)
                                                                  ----------        ----------
     Net cash provided by operating activities                    12,959,188         1,009,421

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from issuance of common stock                          286,226           262,377
     Additions to property, plant and
          equipment, net                                          (4,416,457)       (2,487,709)
     Cash dividends paid                                            (677,053)         (612,604)
     Other                                                           (66,479)           (2,018)
                                                                  ----------        ----------
     Net cash used for investing activities                       (4,873,763)       (2,839,954)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings - net                                             (6,846,593)        2,824,351
                                                                  ----------        ----------
     Net cash provided by (used for) financing activities         (6,846,593)        2,824,351

INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                               1,233,832           993,818

CASH AND TEMPORARY CASH INVESTMENTS
     JANUARY 1                                                     3,387,562         1,794,703
                                                                  ----------        ----------
CASH AND TEMPORARY CASH INVESTMENTS
     MARCH 31                                                     $4,626,394        $2,788,521
                                                                  ==========        ==========

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

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.



(2)      Income Per Share
         ----------------

         Income per share is determined on the basis of the weighted average number of common shares and common stock equivalents outstanding during the period with the 1995 data adjusted for the ten percent stock dividend paid in August, 1995.



(3)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

         The Company made cash payments for interest expense of $396,982 and $210,954 for the three months ended March 31, 1996 and 1995, respectively. Cash payments for income taxes were $1,269,618 and $329,216 for the three months ended March 31, 1996 and 1995, respectively.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


RESULTS OF OPERATIONS
- ---------------------

         Net sales for the three months ended March 31, 1996 increased $5,053,279 or 7.5 percent over the same period in 1995. The increase was primarily due to the inclusion of Ameri-Kart Corp. which was acquired in June, 1995.

         Cost of sales for the three month period ended March 31, 1996 increased $1,913,455 or 4.1 percent over the period ended March 31, 1995. This was attributable to the increase in sales. Gross profit, expressed as a percentage of sales, increased to 33.6 percent in 1996 from 31.4 percent for the three month period in 1995 primarily due to lower raw material costs in the Manufacturing segment.

         Operating expenses increased $520,672 or 3.5 percent for the three month period ended March 31, 1996, as compared to the same period in 1995. Operating expenses, expressed as a percentage of sales, decreased to 21.1 percent as compared to 21.9 percent in 1995 as the result of cost controls and greater fixed expense coverage.

         Net interest expense for the three month period ended March 31, 1996 increased to $169,538 compared to $99,435 for the same period in 1995. The increase was attributable to both higher average levels of debt and higher interest rates in the current year.

         Income taxes, expressed as a percentage of income before income taxes, increased to 41.2 percent for the three months ended March 31, 1996, from the
40.4 percent in the same period in 1995. The higher effective tax rate reflects an increase in non-deductible amortization expense and foreign tax rate differences.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         The Company's financial position continues to be solid. Cash provided from operating activities is the primary source of liquidity and amounted to $12,959,188 for the three month period ended March 31, 1996. During the quarter long-term debt was reduced by $6,357,862 and total debt at March 31, 1995, expressed as a percentage of total capitalization, decreased to 4.7 percent as compared to 9.0 percent at December 31, 1995. Working capital decreased to $65,519,612 at March 31, 1996 from $68,715,271 at December 31, 1995.

         During the quarter, capital expenditures were $4,416,457. The Company currently anticipates capital expenditures in the range of $15.0 to $20.0 million per year over the next five years, primarily for increased polymer
manufacturing capacity.   Management believes that anticipated cash flows from
operations and available credit facilities will be sufficient to fund capital expenditures and meet its short-term and long-term operating needs.

                          PART II - OTHER INFORMATION
                          ---------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27       Financial Data Schedule

         (b)     Form 8-K

                 None



                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MYERS INDUSTRIES, INC.

May 10, 1996                          By: /s/  Gregory J Stodnick
- -------------------                      -------------------------------
Date                                     Gregory J. Stodnick
                                         Vice President-Finance
                                         Financial Officer (Duly
                                         Authorized Officer and
                                         Principal Financial and
                                         Accounting Officer)