Form 10-Q
period 1996-06-30
MYERS INDUSTRIES INC
filed 1996-08-13
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                    FORM 10-Q

(Mark One)

| X |  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996
                               -----------------------------------------

                                       OR

|   |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------

                   Commission file number       I-8524
                                         ----------------------

                             MYERS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  OHIO                                  #34-0778636
   (State or other jurisdiction of                    (I.R.S.  Employer
    incorporation or organization)                    Identification No.)

    1293 SOUTH MAIN STREET, AKRON, OHIO                          44301
- -------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (330) 253-5592
                                                   -----------------------------

     Indicate whether the registrant (1) has filed all reports required to be filed by

Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X . No      .
         ------    ------

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      .  No       .
   ------     -------

         As of July 31, 1996, the number of shares outstanding of the issuer's Common Stock was:

                                   16,951,234
                                   ==========

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
             ------------------------------------------------------

                                                       June 30,    December 31,
ASSETS                                                   1996         1995
- ------                                                   ----         ----
CURRENT ASSETS

    Cash and temporary cash investments             $  4,457,366   $  3,387,562
    Accounts receivable-less allowances
        of $1,922,000 and $1,594,000,
        respectively
                                                      54,370,594     52,501,016
    Inventories
       Finished and in-process products               31,990,652     34,614,735
       Raw materials and supplies                      5,535,587      6,635,012
                                                   -------------   ------------
                                                      37,526,239     41,249,747
    Prepaid expenses                                   4,173,505      3,948,972
                                                   -------------   ------------
         TOTAL CURRENT ASSETS                        100,527,704    101,087,297

OTHER ASSETS

    Excess of cost over fair value of net
         assets of companies acquired                 16,737,678     17,015,358
    Patents and other intangible assets                2,951,286      2,924,256
    Other                                              2,965,123      3,147,213
                                                   -------------   ------------
                                                      22,654,087     23,086,827
PROPERTY, PLANT & EQUIPMENT, AT COST

    Land                                               2,462,463      1,989,508
    Buildings and leasehold improvements              35,270,432     35,325,705
    Machinery and equipment                          101,754,484     93,646,662
                                                   -------------   ------------
                                                     139,487,379    130,961,875
    Less allowances for depreciation and
        amortization                                  66,109,231     61,532,126
                                                   -------------   ------------
                                                      73,378,148     69,429,749
                                                   -------------   ------------
                                                   $ 196,559,939   $193,603,873
                                                   =============   ============



                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
             ------------------------------------------------------

                                               June 30,       December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY            1996             1995
- ------------------------------------            ----             ----
CURRENT LIABILITIES
     Accounts payable                      $  16,568,179    $  11,865,636

     Employee compensation and related
          items                                9,092,644        9,736,457

     Accrued expenses
          Interest                                25,636          182,262
          Taxes, other than income taxes       1,373,730        1,160,766
          Income taxes                        (1,124,858)       1,068,474
          Other                                7,410,010        7,382,327
     Current portion of long-term debt           485,471          976,104
                                           -------------    -------------
         TOTAL CURRENT LIABILITIES            33,830,812       32,372,026

LONG-TERM DEBT, less current portion           4,937,430       13,335,191

DEFERRED INCOME TAXES                          2,713,135        2,713,106

SHAREHOLDERS' EQUITY
     Serial Preferred Shares                         -0-              -0-
        (authorized 1,000,000)

     Common Shares, without par value         10,443,051       10,014,186
        (authorized 30,000,000 shares;
         outstanding  16,943,387 and
         16,906,019, respectively)

     Additional paid-in capital              111,382,116      111,382,116
     Foreign currency translation
         adjustment                             (393,827)        (393,840)
     Retained income                          33,647,222       24,181,088
                                           -------------    -------------
                                             155,078,562      145,183,550
                                           -------------    -------------
                                           $ 196,559,939    $ 193,603,873
                                           =============    =============



                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                   ------------------------------------------

                          FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                          --------------------------   ---------------------------
                             June 30,       June 30,      June 30,        June 30,
                              1996           1995          1996            1995
                           -----------   -----------   ------------   ------------
Net sales                  $79,951,159   $75,583,986   $152,505,415   $143,084,963

Costs and expenses
    Cost of sales           54,362,658    52,719,515    102,566,872     99,010,274
    Operating expenses      16,036,739    15,344,101     31,344,308     30,130,998
    Interest                    84,774       148,529        254,312        247,964
                           -----------   -----------   ------------   ------------
Total costs & expenses      70,484,171    68,212,145    134,165,492    129,389,236

Income before
    income taxes             9,466,988     7,371,841     18,339,923     13,695,727

Income taxes                 3,861,000     3,017,000      7,519,000      5,574,000
                           -----------   -----------   ------------   ------------
    Net income             $ 5,605,988   $ 4,354,841   $ 10,820,923   $  8,121,727
                           ===========   ===========   ============   ============

Net income per
    Common Share*          $       .33   $       .26   $        .64   $        .48

Dividends per
    Common Share*          $       .04   $       .04   $        .08   $        .07

Weighted average
     number of Common
     Shares outstanding*    16,941,003    16,866,625     16,929,908     16,857,392

- ------------

*Adjusted for the 10 percent stock dividend distributed in August, 1995.


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                 -----------------------------------------------

                                                            June 30,         June 30,
                                                             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES                     -------------    -----------
      Net income                                          $ 10,820,923    $ 8,121,727
      Items not affecting use of cash
         Depreciation                                        5,216,492      5,037,952
         Amortization of excess of cost over fair
              value of net assets of companies acquired        277,680        142,680
         Amortization of other intangible assets               238,640        154,042
     Cash flow provided by (used for) working capital
         Accounts receivable                                (1,869,578)     1,690,884
         Inventories                                         3,723,508     (2,422,013)
         Prepaid expenses                                     (259,531)       523,252
         Accounts payable and accrued expenses               1,949,419     (6,200,951)
                                                          ------------    -----------
     Net cash provided by operating activities              20,097,553      7,047,573

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from issuance of common stock                    428,865        403,125
     Additions to property, plant and
          equipment, net                                    (9,164,891)    (4,425,729)
     Cash dividends paid                                    (1,354,789)    (1,226,281)
     Other                                                     (48,540)      (324,922)
                                                          ------------    -----------
     Net cash used for investing activities                (10,139,355)    (5,573,807)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings (repayments) - net                          (8,888,394)     2,731,723
                                                          ------------    -----------

INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                         1,069,804      4,205,489

CASH AND TEMPORARY CASH INVESTMENTS
     JANUARY 1                                               3,387,562      1,794,703
                                                          ------------    -----------
CASH AND TEMPORARY CASH INVESTMENTS
     JUNE 30                                              $  4,457,366    $ 6,000,192
                                                          ============    ===========


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

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the three months and six months ended June 30, 1996 and 1995.

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

(3)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         ------------------------------------------------

         The Company made cash payments for interest expense of $120,674 and $152,431 for the three months ended June 30, 1996 and 1995, respectively. Cash payments for interest expense were $517,656 and $363,385 for the six months ended June 30, 1996 and 1995, respectively. Cash payments for income taxes for the three months ended June 30, 1996 and June 30, 1995 were $8,442,685 and $5,776,229, respectively. For the six month period the payments for income taxes were $9,712,303 for 1996 and $6,105,445 for 1995.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

         Net sales for the three months ended June 30, 1996 increased $4,367,173 or 5.8 percent and $9,420,452 or 6.6 percent for the six month period as compared to the same periods in 1995. The increase is primarily attributable to the inclusion of Ameri-Kart Corp. which was acquired in June, 1995.

         Cost of sales for the three month period ended June 30, 1996 increased $1,643,143 or 3.1 percent and $3,556,598 or 3.6 percent for the six month period ended June 30, 1996. This is the result of greater sales in 1996. Gross profit, expressed as a percentage of sales, increased to 32.0 percent in 1996 from 30.3 percent for the three month period in 1995. For the six month period ended June, 30, 1996, the gross profit increased to 32.7 percent from 30.8 percent for the same period in 1995. The gross profit improvement is primarily due to lower costs of raw material, principally plastic resins, used in the manufacturing segment.

         Operating expenses increased $692,638 or 4.5 percent for the three month period and $1,213,310 or 4.0 percent for the six month period ended June 30, 1996, compared to the same periods in 1995. Operating expenses, expressed as a percentage of sales, decreased to 20.1 percent from 20.3 percent for the three month period compared to the previous year. For the six month period ended June 30, 1996, the percentage decreased to 20.6 percent compared to 21.1 percent for the same period in 1995 as a result of cost controls and greater fixed expense coverage.

         Interest expense for the three month period ended June 30, 1996 decreased to $84,774 from $148,529 in 1995 reflecting lower average borrowing levels in the current period. For the six month period interest expense increased to $254,312 in 1996 from $247,964 in 1995 based on the higher debt levels and interest rates in effect during the first quarter of 1996.

         Income taxes, expressed as a percentage of income before income taxes, were 40.8 percent for the three months ended June 30, 1996 compared to 40.9 percent for the same period in 1995. The effective tax rate for the six months ended June 30, 1996 increased slightly to 41.0 percent from 40.7 percent in 1995 reflecting an increase in non-deductible amortization expense.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         Cash provided by operating activities is the primary source of liquidity and amounted to $20,097,553 for the six months ended June 30, 1996. Long-term debt was reduced by $8,888,394 during the first six months of 1996 and debt as a percentage of total capitalization decreased to 3.4 percent compared to 9.0 percent at December 31, 1995. Working capital decreased to $66,696,892 at June 25, 1996 from $68,715,271 at December 31, 1995.

         Capital expenditures for the six months ended June 30, 1996 were $9,164,891. The Company currently anticipates annual capital expenditures in the range of $15.0 to $20.0 million over the next five years, primarily for increased polymer manufacturing capacity. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to fund capital expenditures and meet its short-term and long-term operating needs.

                           PART II - OTHER INFORMATION
                           ---------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

         Item 4.           Submission of Matters to a Vote of Security Holders
                           ---------------------------------------------------

                           The Annual Meeting of Shareholders was held on April 25, 1996. At the Annual Meeting, the election of eight Directors were voted upon. All of the Directors nominated were elected. The results of this voting are as follows:

                                                              Votes               Votes
                           Name of Director                    For                Withheld

                           Stephen E. Myers                   14,822,535          20,078
                           Milton I. Wiskind                  14,821,837          20,776
                           Edwin P. Schrank                   14,820,519          22,094
                           Karl S. Hay                        14,820,421          22,192
                           Richard P. Johnston                14,813,828          28,785
                           Richard L. Osborne                 14,533,214         309,399
                           Jon H. Outcalt                     14,821,266          21,347
                           Samuel Salem                       14,816,555          26,058

         Item 5. Exhibits and Reports on Form 8-K

                 (a)     Exhibits

                         27   Financial Data Schedule

                 (b)     Form 8-K

                         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MYERS INDUSTRIES, INC.

August 13, 1996                                    By:  /s/ Gregory J. Stodnick
- ------------------------------------                  -------------------------
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