Form 10-Q
period 1996-09-30
MYERS INDUSTRIES INC
filed 1996-11-08
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                    FORM 10-Q
(MARK ONE)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED             SEPTEMBER 30, 1996
                               -----------------------------------------
                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ______________________ TO ___________________

                   COMMISSION FILE NUMBER         I-8524
                                          ---------------------

                             MYERS INDUSTRIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OHIO                                  #34-0778636
--------------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF                   (I.R.S.  EMPLOYER
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    1293 SOUTH MAIN STREET, AKRON, OHIO                            44301
--------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       (330) 253-5592
                                                   -----------------------------

INDICATE WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED
BY

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                       -----.   ------.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.   YES      NO
                           -----.  -----.

         AS OF OCTOBER 31, 1996, THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK WAS:
                                16,922,417
                                ==========

                         PART I - FINANCIAL INFORMATION
                        ---------------------------------
                             MYERS INDUSTRIES, INC.
                           --------------------------

             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
             -------------------------------------------------------

                                                September 30,      December 31,
ASSETS                                              1996               1995
-----------                                     -------------      ------------
CURRENT ASSETS

    Cash and temporary cash investments         $   4,669,129     $   3,387,562
    Accounts receivable-less allowances
        of $2,055,000 and $1,594,000,
        respectively                               53,538,276        52,501,016

    Inventories
       Finished and in-process products            32,328,113        34,614,735
       Raw materials and supplies                   6,143,794         6,635,012
                                                -------------     -------------
                                                   38,471,907        41,249,747
    Prepaid expenses                                2,458,142         3,948,972
                                                -------------     -------------
         TOTAL CURRENT ASSETS                      99,137,454       101,087,297

OTHER ASSETS

    Excess of cost over fair value of net
         assets of companies acquired              16,598,838        17,015,358
    Patents and other intangible assets             2,815,009         2,924,256
    Other                                           2,997,026         3,147,213
                                                -------------     -------------
                                                   22,410,873        23,086,827
PROPERTY, PLANT & EQUIPMENT, AT COST

    Land                                            2,485,783         1,989,508
    Buildings and leasehold improvements           36,440,790        35,325,705
    Machinery and equipment                       104,959,388        93,646,662
                                                -------------     -------------
                                                  143,885,961       130,961,875
    Less allowances for depreciation and
        amortization                               68,863,040        61,532,126
                                                -------------     -------------
                                                   75,022,921        69,429,749
                                                -------------     -------------
                                                $ 196,571,248     $ 193,603,873
                                                =============     =============

                         PART I - FINANCIAL INFORMATION
             ------------------------------------------------------
                             MYERS INDUSTRIES, INC.
                     --------------------------------------

             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
             ------------------------------------------------------

                                                September 30,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                 1996              1995
------------------------------------            -------------      ------------
CURRENT LIABILITIES
     Accounts payable                           $  15,812,471      $ 11,865,636

     Employee compensation and related
          items                                     8,862,389         9,736,457

     Accrued expenses
          Interest                                     12,422           182,262
          Taxes, other than income taxes            1,290,999         1,160,766
          Income taxes                             (2,163,424)        1,068,474
          Other                                     7,085,954         7,382,327
     Current portion of long-term debt                485,471           976,104
                                                -------------      ------------
         TOTAL CURRENT LIABILITIES                 31,386,282        32,372,026

LONG-TERM DEBT, less current portion                4,647,251        13,335,191

DEFERRED INCOME TAXES                               2,713,199         2,713,106

SHAREHOLDERS' EQUITY
     Serial Preferred Shares                         -0-               -0-
        (authorized 1,000,000)

     Common Shares, without par value              10,568,267        10,014,186
        (authorized 30,000,000 shares;
         outstanding 16,933,634 and
         16,906,019, respectively)
     Additional paid-in capital                   111,119,956       111,382,116
     Foreign currency translation
         adjustment                                  (372,615)         (393,840)
     Retained income                               36,508,908        24,181,088
                                                -------------      ------------
                                                  157,824,516       145,183,550
                                                -------------      ------------
                                                 $196,571,248      $193,603,873
                                                =============      ============

                                        PART I - FINANCIAL INFORMATION
                                        ------------------------------
                                            MYERS INDUSTRIES, INC.
                                            ----------------------

                                    CONDENSED STATEMENT OF CONSOLIDATED INCOME
                             ------------------------------------------------------

                                   FOR THE THREE               FOR THE NINE
                                   MONTHS  ENDED               MONTHS ENDED
                            --------------------------  ---------------------------
                            September 30, September 30, September 30,  September 30,
                               1996           1995          1996           1995
                            -----------   -----------   ------------   ------------
Net sales                   $77,879,982   $74,650,879   $230,385,397   $217,735,842

Costs and expenses
    Cost of sales            55,207,594    52,523,640    157,774,466    151,533,914
    Operating expenses       16,337,585    16,226,278     47,681,893     46,357,276
    Interest expense, net        47,556       306,837        301,868        554,801
                            -----------   -----------   ------------   ------------
Total costs & expenses       71,592,735    69,056,755    205,758,227    198,445,991

Income before
    income taxes              6,287,247     5,594,124     24,627,170     19,289,851

Income taxes                  2,578,000     2,277,000     10,097,000      7,851,000
                            -----------   -----------   ------------   ------------
    Net income              $ 3,709,247   $ 3,317,124   $ 14,530,170   $ 11,438,851
                            ===========   ===========   ============   ============


Net income per
    Common Share                   $.22          $.20           $.86           $.68

Dividends per
    Common Share                   $.05          $.04           $.13           $.11

Weighted average
     number of Common
     Shares outstanding      16,944,873    16,877,705     16,934,546     16,864,258

                                                 -4-

                                 PART I - FINANCIAL INFORMATION
                                 ------------------------------
                                    MYERS INDUSTRIES, INC.
                                    ----------------------

                              STATEMENTS OF CONSOLIDATED CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                      -----------------------------------------------------
                                                               September 30,     September 30,
                                                                    1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES                           --------------    --------------
      Net income                                                 $14,530,170       $11,438,851
      Items not affecting use of cash
         Depreciation                                              8,046,707         7,747,901
         Amortization of excess of cost over fair
              value of net assets of companies acquired              416,520           281,520
         Amortization of other intangible assets                     357,752           232,875
     Cash flow provided by (used for) working capital
         Accounts receivable                                      (1,037,260)        5,178,351
         Inventories                                               2,777,840        (2,037,247)
         Prepaid expenses                                          1,438,333           999,027
         Accounts payable and accrued expenses                      (495,111)       (9,997,770)
                                                               --------------    --------------
     Net cash provided by operating activities                    26,034,951        13,843,508

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and
          equipment, net                                         (13,639,879)       (7,102,954)
     Acquisition of business, net of cash acquired                  -0-            (14,519,740)
     Other                                                           (24,503)          639,923
                                                               --------------    --------------
     Net cash used for investing activities                      (13,664,382)      (20,982,771)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings to finance acquisition                              -0-             13,000,000
     Borrowings (repayments) - net                                (9,178,573)       (2,035,461)
     Cash dividends paid                                          (2,202,350)       (1,911,577)
     Proceeds from issuance of common stock                          564,993           550,501
     Repurchases of common stock                                    (273,072)         -0-
                                                               --------------    --------------
     Net cash provided by (used for) financing activities        (11,089,002)        9,603,463

INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                               1,281,567         2,464,200

CASH AND TEMPORARY CASH INVESTMENTS
     JANUARY 1                                                     3,387,562         1,794,703
                                                               --------------    --------------
CASH AND TEMPORARY CASH INVESTMENTS
     SEPTEMBER 30                                                 $4,669,129        $4,258,903
                                                               ==============    ==============


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

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995.



(2)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

         The Company made cash payments for interest expense of $135,583 and $205,198 for the three months ended September 30, 1996 and 1995, respectively. Cash payments for interest expense were $653,239 and $568,583 for the nine months ended September 30, 1996 and 1995, respectively. Cash payments for income taxes for the nine months ended September 30, 1996 and September 30, 1995 were $3,616,502 and $2,928,379, respectively. For the nine month period the payments for income taxes were $13,328,805 for 1996 and $9,033,824 for 1995.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



RESULTS OF OPERATIONS
---------------------

         Net sales for the three months ended September 30, 1996 increased $3,229,103 or 4.3 percent which is primarily attributed to volume increase in the Company's distribution segment. Net sales for the nine months ended September 30, 1996 increased $12,649,555 or 5.8 percent due mainly to the inclusion of Ameri-Kart Corp., acquired in June 1995, for the nine month period as compared to only three months in 1995.

         Cost of sales for the three month period ended September 30, 1996 increased $2,683,954 or 5.1 percent and $6,240,552 or 4.1 percent for the nine month period ended September 30, 1996. Gross profit, expressed as a percentage of sales, decreased to 29.1 percent in 1996 from 29.6 percent for the three month period in 1995. This decrease is attributable to higher raw material costs as well as expenses associated with the start up of a new manufacturing facility. For the nine month period ended September 30, 1996, the gross profit percentage increased to 31.5 percent from 30.4 percent in 1995, primarily due to lower average costs for plastic resins used in the manufacturing segment during the first six months of the current year.

         Operating expenses increased $111,307 or .7 percent for the three month period and $1,324,617 or 2.9 percent for the nine month period ended September 30, 1996, compared to the same periods in 1995. Operating expenses, expressed as a percentage of sales, decreased to 21.0 percent from 21.7 percent for the three month period and 20.7 percent compared to 21.3 percent for the nine month period ended September 30. This improvement reflects on-going cost control programs and better fixed expense coverage.

         Interest expense for the three month period ended September 30, 1996 decreased to $47,557 from $306,837 in 1995 reflecting lower average borrowing levels in the current period. For the nine month period interest expense decreased to $301,868 in 1996 from $554,801 in 1995.

         Income taxes, expressed as a percentage of income before income taxes, were 41.0 percent for the three months ended September 30, 1996 compared to 40.7 percent for the same period in 1995. The effective tax rate for the nine months ended September 30, 1996 increased slightly to 41.0 percent from 40.7 percent in 1995 reflecting an increase in non-deductible amortization expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash provided by operating activities is the primary source of liquidity and amounted to $26,034,951 for the nine months ended September 30, 1996. Long-term debt was reduced by $9,178,573 during the first nine months of 1996 and debt as a percentage of total capitalization decreased to 3.1 percent compared to 9.0 percent at December 31, 1995. Working capital decreased to $67,751,172 at September 30, 1996 from $68,715,271 at December 31, 1995.

         Capital expenditures for the nine months ended September 30, 1996 were $13,639,879. The Company currently anticipates annual capital expenditures in the range of $15.0 to $20.0 million over the next five years, primarily for increased polymer manufacturing capacity. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to fund capital expenditures and meet its short-term and long-term operating needs.

                           PART II - OTHER INFORMATION
                           ---------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------


Item 6            Exhibits and Reports on Form 8-K
                  --------------------------------


                  (a)      Financial Data Schedule


                  (b)      Form 8-K

                           None


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MYERS INDUSTRIES, INC.

Date 11-8-96                             By: \s\ Gregory J. Stodnick
------------                                 -----------------------
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