Form 10-K405
period 1996-12-31
MYERS INDUSTRIES INC
filed 1997-03-21
CIK 69488

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997: $197,586,577. Indicate the number of shares outstanding of registrant's common stock as of February 28, 1997: 16,862,355 Shares of Common Stock, without par value.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's Notice of 1997 Annual Meeting and Proxy Statement, dated March 21, 1997, in Part III (Items 10, 11, 12 and 13)

                             CROSS REFERENCE SHEET
                 PURSUANT TO FORM 10-K GENERAL INSTRUCTION G(4)

PART/ITEM                        FORM 10-K HEADING                           REFERENCE MATERIAL
---------   ------------------------------------------------------------    --------------------
  III/10    Directors and Executive Officers of the Registrant..........    Proxy Statement(1)
                                                                              pages 3 through 7

  III/11    Executive Compensation......................................    Proxy Statement
                                                                              pages 6 through 12
  III/12    Security Ownership of Certain Beneficial Owners
            and Management..............................................    Proxy Statement
                                                                              pages 3 through 6,
                                                                              page 10, and
                                                                              pages 29 and 30

  III/13    Certain Relationships and Related Transactions..............    Proxy Statement
                                                                              page 7

---------------
(1) Registrant's Notice of 1997 Annual Meeting of Shareholders and Proxy
Statement

                                     PART I
ITEM 1.  BUSINESS

  (A)  GENERAL DEVELOPMENT OF BUSINESS

     Net sales for the fourth quarter were $90,558,374, up 9 percent from the $82,963,267 reported in the same year ago period. Net income for the period was $6,473,096, a 43 percent increase from the $4,529,988 reported in 1995. Net income per share was $.38, up 41 percent from 1995's $.27 per share.

     For the full year, net sales increased 7 percent, finishing at $320,943,771, up from the $300,699,109 produced in 1995. Net income for the year was $21,003,266, a 32 percent increase from the $15,968,839 reported in 1995. Net income per share was $1.24, a 31 percent increase from the $.95 earned in 1995.

     Our capital position is excellent. Shareholders' equity increased $17.3 million to $162.4 million. Working capital increased to $69.5 million while total debt remains low at 3% of total capitalization. Cash flow from operating activities was $34.7 million.

     We invested approximately $21 million to continue modernizing and expanding our manufacturing plants. We expect annual capital expenditures for expansion of physical plant and equipment to continue in the range of $15 to $20 million.

  (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                                                                1996         1995         1994
                                                              --------     --------     --------
                                                              (DOLLARS IN THOUSANDS)
NET SALES
  Distribution of aftermarket repair products and
     services..............................................   $136,526     $126,902     $121,748
  Manufacturing of polymer and metal products..............    197,319      186,307      163,513
  Intra-segment elimination................................    (12,901)     (12,510)     (11,207)
                                                              --------     --------     --------
                                                              $320,944     $300,699     $274,054
                                                              ========     ========     ========
INCOME BEFORE INCOME TAXES
  Distribution of aftermarket repair products and
     services..............................................   $ 12,209     $ 11,793     $ 11,387
  Manufacturing of polymer and metal products..............     29,021       23,145       24,418
  Corporate................................................     (5,330)      (7,098)      (5,139)
  Interest expense -- net..................................       (285)        (784)        (620)
                                                              --------     --------     --------
                                                              $ 35,615     $ 27,056     $ 30,046
                                                              ========     ========     ========
IDENTIFIABLE ASSETS
  Distribution of aftermarket repair products and
     services..............................................   $ 49,605     $ 48,416     $ 46,966
  Manufacturing of polymer and metal products..............    148,708      140,291      121,635
  Corporate................................................      9,981        5,622        4,492
  Intra-segment elimination................................     (1,172)        (725)      (1,066)
                                                              --------     --------     --------
                                                              $207,122     $193,604     $172,027
                                                              ========     ========     ========
CAPITAL ADDITIONS, NET
  Distribution of aftermarket repair products and
     services..............................................   $    426     $    227     $    942
  Manufacturing of polymer and metal products..............     20,433       10,722       11,071
  Corporate................................................        601        1,038          493
                                                              --------     --------     --------
                                                              $ 21,460     $ 11,987     $ 12,506
                                                              ========     ========     ========
DEPRECIATION/AMORTIZATION
  Distribution of aftermarket repair products and
     services..............................................   $    598     $    689     $    598
  Manufacturing of polymer and metal products..............      9,352        8,747        7,949
  Corporate................................................        280          283          274
                                                              --------     --------     --------
                                                              $ 10,230     $  9,719     $  8,821
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

     EMPLOYEES

     As of December 31, 1996 the Company had a total of 1,882 full-time and part-time employees. Of these employees, 1,341 were engaged in the Manufacturing business and 541 were employed in the Distribution business. Approximately 12% of the Company's employees are members of unions. The Company believes it has a good relationship with its employees.

(D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

     The Company operates principally in two areas of business, the first being the distribution of aftermarket repair products and services. These products are distributed both domestically through branches in the major cities in the United States and in foreign countries where, in some cases, the Company has an interest in companies located in those countries. No single foreign country represents more than 10 percent of the total sales, income or assets of the Company. The second major area of the Company's business is polymer and metal products which are manufactured in Company-owned facilities and distributed through mass merchandisers, warehouse distributors, sales representatives and in-house salesmen, principally in the United States.

ITEM 2.  PROPERTIES

     The following table sets forth by segment certain information with respect to properties owned by the Registrant:

           DISTRIBUTION OF AFTERMARKET REPAIR PRODUCTS AND SERVICES:

                                     APPROXIMATE     APPROXIMATE
                                     FLOOR SPACE      LAND AREA
         PLANT LOCATION             (SQUARE FEET)      (ACRES)                      USE
---------------------------------   -------------    -----------    -----------------------------------
Akron, Ohio......................      129,000             8        Executive offices and warehousing
Akron, Ohio......................       60,000             5        Warehousing
Akron, Ohio......................       31,000             2        Warehousing
Pomona, California...............       17,700             1        Sales and distribution
Englewood, Colorado..............        9,500             1        Sales and distribution
Pomona, California...............        9,200             1        Leased to non-affiliated party
San Antonio, Texas...............        4,500             1        Sales and distribution
Phoenix, Arizona.................        8,200             1        Sales and distribution
Akron, Ohio......................        8,000             1        Leased to non-affiliated party
Houston, Texas...................        7,900             1        Sales and distribution
Indianapolis, Indiana............        7,800             2        Sales and distribution
Cincinnati, Ohio.................        7,500             1        Sales and distribution

                                     APPROXIMATE     APPROXIMATE
                                     FLOOR SPACE      LAND AREA
         PLANT LOCATION             (SQUARE FEET)      (ACRES)                      USE
---------------------------------   -------------    -----------    -----------------------------------
York, Pennsylvania...............        7,400             3        Sales and distribution
Atlanta, Georgia.................        7,000             1        Sales and distribution
Minneapolis, Minnesota...........        5,500             1        Sales and distribution
Charlotte, North Carolina........        5,100             1        Sales and distribution
Syracuse, New York...............        4,800             1        Sales and distribution
Franklin Park, Illinois..........        4,400             1        Sales and distribution

                                      POLYMER AND METAL PRODUCTS:
Dawson Springs, Kentucky.........      209,000            36        Manufacturing and distribution
Wadsworth, Ohio..................      197,000            23        Manufacturing and distribution
Hannibal, Missouri...............      196,000            10        Manufacturing and distribution
Bluffton, Indiana................      175,000            17        Manufacturing and distribution
Roanoke Rapids, North Carolina...      172,000            20        Manufacturing and distribution
Bristol, Indiana.................      139,000            12        Manufacturing and distribution
Akron, Ohio......................      121,000            17        Manufacturing and distribution
Weirton, West Virginia...........      117,000            11        Leased to non-affiliated party
Shelbyville, Kentucky............      105,000             8        Manufacturing and distribution
Goddard, Kansas..................       62,000             7        Manufacturing and distribution
Akron, Ohio......................       49,000             6        Manufacturing and distribution
Ontario, California..............       40,000             2        Distribution and warehousing

     The following table sets forth by segment certain information with respect to facilities leased by the Registrant:

                                              EXPIRATION DATE OF
                              APPROXIMATE     LEASE AND RENEWAL
                              FLOOR SPACE     OPTION PERIOD (IF
          LOCATION           (SQUARE FEET)           ANY)                             USE
---------------------------- -------------    ------------------    ---------------------------------------
                                        POLYMER AND METAL PRODUCTS:
Brampton, Ontario, Canada...     43,000       September 30, 2005    Sales and distribution
Milford, Ohio...............     22,000       August 31, 2001       Sales and administrative
Stanton, Harcourt,
  England...................     12,000       December 31, 2001     Warehousing and distribution

---------------

     The Registrant also leases distribution facilities in 32 locations throughout the United States and Canada which, in the aggregate, amount to approximately 167,000 square feet of warehouse and office space. All of these locations are used by the distribution of aftermarket repair products and services segment.

     The Registrant believes that all of its properties, machinery and equipment generally are well maintained and adequate for the purposes for which they are used.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the Registrant's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1996, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

                                                 YEARS AS
               NAME                  AGE     EXECUTIVE OFFICER                     TITLE
-----------------------------------  ---     -----------------     --------------------------------------
Stephen E. Myers...................  53              24            President and Chief Executive Officer
Milton I. Wiskind..................  71              25            Senior Vice President and Secretary
Gregory J. Stodnick................  54              17            Vice President -- Finance

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 1996 was 1,800. High and low stock prices and dividends for the last two years were:

                                                               SALES PRICE
                                1996                           ------------     DIVIDENDS
                           QUARTER ENDED                       HIGH     LOW       PAID
        ----------------------------------------------------   ----     ---     ---------
        MARCH 31............................................    19 1/2  14  1/2    .04
        JUNE 30.............................................    21 1/4  15  1/2    .04
        SEPTEMBER 30........................................    18 3/4  14  3/8    .05
        DECEMBER 31.........................................    18      14  3/8    .05

                                                               SALES PRICE
                                1995                           ------------     DIVIDENDS
                           QUARTER ENDED                       HIGH     LOW       PAID
        ----------------------------------------------------   ----     ---     ---------
        March 31............................................    15 1/8  11  7/8    .036
        June 30.............................................    14 1/4  12  3/4    .036
        September 30........................................    15 1/4  12  7/8    .04
        December 31.........................................    16 3/4  13  7/8    .04

ITEM 6.  SELECTED FINANCIAL DATA

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
                               FIVE-YEAR SUMMARY

                                          1996              1995              1994              1993              1992
                                      -------------     -------------     -------------     -------------     -------------
OPERATIONS FOR THE YEAR
  Net sales........................   $ 320,943,771     $ 300,699,109     $ 274,054,163     $ 245,136,189     $ 229,255,085
  Cost and expenses
    Cost of sales..................     219,152,386       206,050,902       183,890,614       163,794,129       154,007,502
    Selling........................      36,170,478        33,973,656        32,238,245        30,428,260        27,286,626
    General and administrative.....      29,720,351        32,834,285        27,258,865        24,373,483        24,782,393
    Interest -- net................         285,290           784,427           620,276         1,091,590         1,341,811
                                      -------------     -------------     -------------     -------------     -------------
                                        285,328,505       273,643,270       244,008,000       219,687,462       207,418,332
                                      -------------     -------------     -------------     -------------     -------------
    Income before income taxes.....      35,615,266        27,055,839        30,046,163        25,448,727        21,836,753
    Income taxes...................      14,612,000        11,087,000        12,215,000        10,054,000         8,727,000
                                      -------------     -------------     -------------     -------------     -------------
    Net Income.....................   $  21,003,266     $  15,968,839     $  17,831,163     $  15,394,727     $  13,109,753
                                      -------------     -------------     -------------     -------------     -------------
    Net income per share*..........   $        1.24     $        0.95     $        1.06     $        0.95     $        0.85
                                      -------------     -------------     -------------     -------------     -------------
FINANCIAL POSITION -- AT YEAR END
    Total Assets...................   $ 207,121,727     $ 193,603,873     $ 172,026,887     $ 152,386,302     $ 142,081,023
                                      -------------     -------------     -------------     -------------     -------------
    Current assets.................     106,309,880       101,087,297        94,724,955        78,922,479        74,892,471
    Current liabilities............      36,853,013        32,372,026        34,093,593        24,380,541        31,685,772
                                      -------------     -------------     -------------     -------------     -------------
    Working capital................      69,456,867        68,715,271        60,631,362        54,541,938        43,206,699
    Other assets...................      20,151,914        23,086,827        15,923,620        15,769,611        16,525,900
    Property, plant and equipment
      -- net.......................      80,659,933        69,429,749        61,378,312        57,694,212        50,662,652
    Less:
      Long-term debt...............       4,569,396        13,335,191         4,154,646        10,654,650        24,917,426
      Deferred income taxes........       3,254,327         2,713,106         2,869,976         2,064,399         1,594,855
                                      -------------     -------------     -------------     -------------     -------------
SHAREHOLDERS' EQUITY...............   $ 162,444,991     $ 145,183,550     $ 130,908,672     $ 115,286,712     $  83,882,970
                                      -------------     -------------     -------------     -------------     -------------
COMMON SHARES OUTSTANDING*.........      16,854,529        16,906,019        16,830,101        16,806,602        15,502,487
                                      -------------     -------------     -------------     -------------     -------------
BOOK VALUE PER COMMON SHARE*.......   $        9.64     $        8.59     $        7.78     $        6.86     $        5.41
                                      -------------     -------------     -------------     -------------     -------------
OTHER DATA
    Dividends paid.................   $   3,049,642     $   2,577,154     $   2,326,964     $   2,058,288     $   1,746,780
    Dividends paid per Common
      Share*.......................             .18               .15               .14               .13               .11
                                      -------------     -------------     -------------     -------------     -------------
    Average Common Shares
      outstanding during the
      year*........................      16,926,525        16,871,365        16,830,380        16,197,058        15,469,111
                                       ============      ============      ============      ============      ============

---------

* Adjusted for the ten percent stock dividend paid in August, 1995; the five-for-four stock split distributed in August, 1994; the ten percent stock dividend paid in August, 1993; and the five-for-four stock split distributed in August, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 1996 increased $20.2 million or 7 percent compared to 1995 as the Company experienced growth in both of its business segments. Sales in the Distribution segment increased $9.6 million or 8 percent primarily resulting from increased unit sales. The Manufacturing segment experienced a sales increase of $10.6 million or 6 percent, principally due to the inclusion of Ameri-Kart's operations for a full year versus six months in 1995.

     Net sales for the year ended December 31, 1995 increased $26.6 million or 10 percent compared to 1994 based on increases in both business segments. The increase in the Distribution segment of $5.2 million or 4 percent was primarily the result of increased unit sales. Sales in the Manufacturing segment increased $22.8 million or 14 percent due to the inclusion of Ameri-Kart's operations subsequent to the June 30, 1995 acquisition combined with increased unit sales and pricing for existing industrial products.

     Gross profit, as a percentage of sales, increased to 31.7 percent in 1996 from 31.5 percent in 1995. This increase was primarily achieved in the Manufacturing segment based on increased productivity combined with a better sales mix resulting from the disposition in 1995 of certain lower margin product lines.

     Cost of sales for the year ended December 31, 1995 increased $22.1 million or 12 percent over 1994 as the result of higher sales volume. Gross profit, expressed as a percentage of sales, decreased to 31.5 percent in 1995 from 32.9 percent in 1994. The decrease in the gross profit percent was primarily attributable to unfavorable raw material costs in the Manufacturing segment.

     Operating expenses for the year ended December 31, 1996 were reduced by $917,112 or 1 percent compared with 1995. Expressed as a percentage of sales, operating expenses in 1996 were reduced to 20.5 percent from 22.2 percent in the prior year. This improvement reflects better fixed expense coverage from increased sales as well as the elimination of approximately $1.9 million of non-recurring charges in 1995.

     Operating expenses for the year ended December 31, 1995 increased $7.3 million or 12 percent over 1994. Operating expenses as a percentage of sales, increased to 22.2 percent in 1995 as compared to 21.7 percent in 1994 as a result of certain non-recurring charges related to the disposition of various manufacturing product lines and production facilities.

     Net interest expense for the year ended December 31, 1996 decreased $499,137 based on lower borrowing levels throughout the year. Net interest expense for the year ended December 31, 1995 increased $164,151 primarily due to higher borrowing levels used to finance the Ameri-Kart acquisition.

     Income taxes as a percent of income before taxes were 41 percent in 1996 and 1995, up from 40.7 percent in 1994. The higher effective tax rate in 1995 and 1996 was attributable to an increase in non-deductible amortization expense and foreign tax rate differences.

FINANCIAL CONDITION

     The Company generated cash from operating activities of $34.7 million in 1996 and $22.7 million in 1995. Working capital increased to $69.5 million for the year ended December 31, 1996 compared to $68.7 million for 1995 with a current ratio at December 31, 1996 of 2.9 to 1. Total debt expressed as a percent of total capitalization decreased to 3 percent for the year ended December 31, 1996 compared to 9 percent in 1995. This strong capital position provides the Company with the flexibility to finance additional manufacturing capacity, working capital needs, and other corporate requirements.

     Investments in property, plant and equipment totaled $21.5 million in 1996 and $12.0 million in 1995. During the next five years, the Company anticipates on-going capital expenditures in the range of $15 to $20 million per year, primarily for increased polymer manufacturing capacity. Management believes available credit facilities and anticipated cash flows from operations will be sufficient to meet the needs of its business, both short-term and long-term.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and accompanying notes and the reports of management and independent accountants follow Item 9 of this Report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the Registrant's independent accountants on accounting and financial disclosure matters within the two year period ended December 31, 1996, or in any period subsequent to such date.

COMMON STOCK MARKET PRICES AND DIVIDENDS

     The Company's Common Stock is traded on the American Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 1996 was 1,800. High and low stock prices and dividends for the last two years were:

                                                              SALES PRICE
                                                             -------------
                      QUARTER ENDED 1996                     HIGH      LOW      DIVIDENDS PAID
                                                             ----      ---      ---------------
         MARCH 31.........................................    19 1/2   14  1/2         .04
         JUNE 30..........................................    21 1/4   15  1/2         .04
         SEPTEMBER 30.....................................    18 3/4   14  3/8         .05
         DECEMBER 31......................................    18       14  3/8         .05

                                                              SALES PRICE
                                                             -------------
                      Quarter Ended 1995                     HIGH      LOW      DIVIDENDS PAID
                                                             ----      ---      ---------------
         March 31.........................................    15 1/8   11  7/8        .036
         June 30..........................................    14 1/4   12  3/4        .036
         September 30.....................................    15 1/4   12  7/8         .04
         December 31......................................    16 3/4   13  7/8         .04

SUMMARIZED QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED) THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA

           QUARTER ENDED 1996         MARCH 31      JUNE 30      SEPT. 30      DEC. 31       TOTAL
                                      --------      -------      --------      -------      --------
         NET SALES..................  $72,554       $79,951      $ 77,880      $90,559      $320,944
         GROSS PROFIT...............   24,350        25,589        22,672       29,180       101,791
         NET INCOME.................    5,215         5,606         3,709        6,473        21,003
         PER SHARE..................      .31           .33           .22          .38          1.24

           Quarter Ended 1995         MARCH 31      JUNE 30      SEPT. 30      DEC. 31       TOTAL
                                      --------      -------      --------      -------      --------
         Net Sales..................  $67,501       $75,584      $ 74,651      $82,963      $300,699
         Gross Profit...............   21,210        22,864        22,127       28,447        94,648
         Net Income.................    3,767         4,355         3,317        4,530        15,969
         Per Share..................      .22           .26           .20          .27           .95

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio,
February 10, 1997

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       1996             1995             1994
                                                   ------------     ------------     ------------
Net sales.......................................   $320,943,771     $300,699,109     $274,054,163
Cost of sales...................................    219,152,386      206,050,902      183,890,614
                                                   ------------     ------------     ------------
  Gross profit..................................    101,791,385       94,648,207       90,163,549
                                                   ------------     ------------     ------------
Operating expenses
  Selling.......................................     36,170,478       33,973,656       32,238,245
  General and administrative....................     29,720,351       32,834,285       27,258,865
                                                   ------------     ------------     ------------
                                                     65,890,829       66,807,941       59,497,110
                                                   ------------     ------------     ------------
     Operating income...........................     35,900,556       27,840,266       30,666,439
                                                   ------------     ------------     ------------
Interest
  Income........................................       (319,533)        (212,708)        (170,728)
  Expense.......................................        604,823          997,135          791,004
                                                   ------------     ------------     ------------
                                                        285,290          784,427          620,276
                                                   ------------     ------------     ------------
Income before income taxes......................     35,615,266       27,055,839       30,046,163
Income taxes....................................     14,612,000       11,087,000       12,215,000
                                                   ------------     ------------     ------------
Net income......................................   $ 21,003,266     $ 15,968,839     $ 17,831,163
                                                   ------------     ------------     ------------
Net income per share............................          $1.24            $0.95            $1.06
                                                    ===========      ===========      ===========

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                        AS OF DECEMBER 31, 1996 AND 1995

                                                                      1996             1995
                                                                  ------------     ------------
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments..........................   $  5,600,349     $  3,387,562
  Accounts receivable -- less allowances of $2,213,000 and
     $1,594,000, respectively..................................     57,604,506       52,501,016
  Inventories
     Finished and in-process products..........................     33,042,266       34,614,735
     Raw materials and supplies................................      6,788,086        6,635,012
                                                                  ------------     ------------
                                                                    39,830,352       41,249,747
  Prepaid expenses.............................................      3,274,673        3,948,972
                                                                  ------------     ------------
TOTAL CURRENT ASSETS...........................................    106,309,880      101,087,297
OTHER ASSETS
  Excess of cost over fair value of net assets of companies
     acquired..................................................     14,328,410       17,015,358
  Patents and other intangible assets..........................      2,750,530        2,924,256
  Other........................................................      3,072,974        3,147,213
                                                                  ------------     ------------
                                                                    20,151,914       23,086,827
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land.........................................................      2,547,509        1,989,508
  Buildings and leasehold improvements.........................     38,918,648       35,325,705
  Machinery and equipment......................................    108,594,273       93,646,662
                                                                  ------------     ------------
                                                                   150,060,430      130,961,875
  Less allowances for depreciation and amortization............     69,400,497       61,532,126
                                                                  ------------     ------------
                                                                    80,659,933       69,429,749
                                                                  ------------     ------------
                                                                  $207,121,727     $193,603,873
                                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................................   $ 15,189,488     $ 11,865,636
  Employee compensation and related items......................     10,562,313        9,736,457
  Accrued expenses
     Interest..................................................         32,329          182,262
     Taxes, other than income taxes............................      1,062,498        1,160,766
     Income taxes..............................................      1,452,107        1,068,474
     Other.....................................................      8,034,509        7,382,327
  Current portion of long-term debt............................        519,769          976,104
                                                                  ------------     ------------
TOTAL CURRENT LIABILITIES......................................     36,853,013       32,372,026
LONG-TERM DEBT, LESS CURRENT PORTION...........................      4,569,396       13,335,191
DEFERRED INCOME TAXES..........................................      3,254,327        2,713,106
SHAREHOLDERS' EQUITY
  Serial Preferred Shares (authorized 1,000,000 shares)........            -0-              -0-
  Common Shares, without par value (authorized 30,000,000
     shares; outstanding 16,854,529 and 16,906,019 shares,
     respectively).............................................     10,659,714       10,014,186
  Additional paid-in capital...................................    109,864,137      111,382,116
  Foreign currency translation adjustment......................       (213,572)        (393,840)
  Retained income..............................................     42,134,712       24,181,088
                                                                  ------------     ------------
                                                                   162,444,991      145,183,550
                                                                  ------------     ------------
                                                                  $207,121,727     $193,603,873
                                                                   ===========      ===========

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                             FOREIGN
                                       COMMON SHARES          ADDITIONAL     CURRENCY
                                  ------------------------     PAID-IN      TRANSLATION    RETAINED
                                    NUMBER       AMOUNT        CAPITAL      ADJUSTMENT      INCOME
                                  ----------   -----------   ------------   ----------   ------------
BALANCE AT JANUARY 1, 1994......  12,222,983   $ 7,697,032   $ 91,030,715   ($ 412,661)  $ 16,971,626
Additions
  Net income....................         -0-           -0-            -0-          -0-     17,831,163
  Sales under option plans......      25,747       162,552            -0-          -0-            -0-
  Employees stock purchase
     plan.......................      16,358       326,588            -0-          -0-            -0-
  Five-for-four stock split.....   3,061,333           -0-            -0-          -0-            -0-
  Dividend reinvestment plan....       6,971       135,408            -0-          -0-            -0-
Deductions
  Foreign currency
     translation................         -0-           -0-            -0-      (53,530)           -0-
  Purchases for treasury........     (33,300)      (17,982)      (424,286)         -0-        (10,989)
  Dividends -- $.14 per share...         -0-           -0-            -0-          -0-     (2,326,964)
                                  ----------   -----------   ------------   ----------   ------------
BALANCE AT DECEMBER 31, 1994....  15,300,092   $ 8,303,598   $ 90,606,429   ($ 466,191)  $ 32,464,836
                                  ----------   -----------   ------------   ----------   ------------
Additions
  Net income....................         -0-           -0-            -0-          -0-     15,968,839
  Sales under option plans......      36,986       314,615            -0-          -0-            -0-
  Employees stock purchase
     plan.......................      23,908       344,583            -0-          -0-            -0-
  Dividend reinvestment plan....      11,205       161,770            -0-          -0-            -0-
  Foreign currency translation
     adjustment.................         -0-           -0-            -0-       72,351            -0-
Deductions
  Dividends -- $.15 per share...         -0-           -0-            -0-          -0-     (2,577,154)
  10% stock dividend............   1,533,828       889,620     20,775,687          -0-    (21,675,433)
                                  ----------   -----------   ------------   ----------   ------------
BALANCE AT DECEMBER 31, 1995....  16,906,019   $10,014,186   $111,382,116   ($ 393,840)  $ 24,181,088
                                  ----------   -----------   ------------   ----------   ------------
Additions
  Net income....................         -0-           -0-            -0-          -0-     21,003,266
  Sales under option plans......      25,235       215,857            -0-          -0-            -0-
  Employees stock purchase
     plan.......................      21,111       350,462            -0-          -0-            -0-
  Dividend reinvestment plan....       8,764       145,995            -0-          -0-            -0-
  Foreign currency
     translation................         -0-           -0-            -0-      180,268            -0-
Deductions
  Purchases for treasury........    (106,600)      (66,786)    (1,517,979)         -0-            -0-
  Dividends -- $.18 per share...         -0-           -0-            -0-          -0-     (3,049,642)
                                  ----------   -----------   ------------   ----------   ------------
BALANCE AT DECEMBER 31, 1996....  16,854,529   $10,659,714   $109,864,137   ($ 213,572)  $ 42,134,712
                                   =========    ==========    ===========    =========    ===========

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996            1995            1994
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.......................................  $ 21,003,266    $ 15,968,839    $ 17,831,163
  Items not affecting use of cash
     Depreciation..................................    10,229,957       9,718,545       8,821,426
     Amortization of excess of cost over fair value
       of net assets of companies acquired.........       625,687         420,360         285,360
     Amortization of deferred financing costs,
       patents and other intangible assets.........       455,030         311,576         373,551
     Deferred income taxes.........................       541,221        (473,870)        805,577
  Cash flow provided by (used for) working capital
     Accounts receivable...........................    (5,103,490)      2,159,910     (10,821,847)
     Inventories...................................     1,419,395         447,254      (4,439,975)
     Prepaid expenses..............................       604,299      (1,504,288)       (407,734)
     Accounts payable and accrued expenses.........     4,937,322      (4,376,141)     10,450,114
                                                     ------------    ------------    ------------
     Net cash provided by operating activities.....    34,712,687      22,672,185      22,897,635
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment,
     net...........................................   (21,460,141)    (11,986,974)    (12,505,526)
  Acquisition of business, net of cash.............           -0-     (14,519,740)            -0-
  Cash dividends paid..............................    (3,049,642)     (2,577,154)     (2,326,964)
  Other............................................     2,104,464         313,685        (866,450)
                                                     ------------    ------------    ------------
     Net cash used for investing activities........   (22,405,319)    (28,770,183)    (15,698,940)
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchases for treasury...........................    (1,584,765)            -0-        (453,257)
  Proceeds from issuance of common stock...........       712,314         820,968         624,548
  Borrowings (repayments) net......................    (9,222,130)      6,869,889      (7,237,066)
                                                     ------------    ------------    ------------
     Net cash provided by (used for) financing
       activities..................................   (10,094,581)      7,690,857      (7,065,775)
                                                     ------------    ------------    ------------
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS....     2,212,787       1,592,859         132,920
CASH AND TEMPORARY CASH INVESTMENTS
  January 1........................................     3,387,562       1,794,703       1,661,783
                                                     ------------    ------------    ------------
CASH AND TEMPORARY CASH INVESTMENTS
  December 31......................................  $  5,600,349    $  3,387,562    $  1,794,703
                                                      ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
     Interest......................................  $    737,416    $    874,602    $    749,540
     Income taxes..................................    15,387,482      10,450,330      11,138,152

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

FINANCIAL INSTRUMENTS

     Temporary cash investments, all of which have an original maturity of ninety days or less, are considered cash equivalents. Other financial instruments, consisting of trade and notes receivable, and long-term debt, are considered to have a fair value which approximates carrying value at December 31, 1996.

INVENTORIES

     Inventories are stated at the lower of cost or market. For approximately 74 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

     If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $6,300,000, $5,173,000, and $5,196,000 higher than reported at December 31, 1996, 1995 and 1994, respectively.

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF COMPANIES ACQUIRED

     This asset represents the excess of cost over the fair value of net assets of companies acquired and is being amortized on a straight-line basis over periods ranging from 30 to 40 years. Accumulated amortization at December 31, 1996 and 1995 was $3,542,000 and $2,916,000, respectively. Management, which regularly

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
evaluates its accounting for goodwill, considering primarily such factors as current and historical profitability, along with discounted cash flows, believes that the asset is realizable and the amortization periods are still appropriate.

RESEARCH AND DEVELOPMENT

     Research, engineering, testing and product development costs are charged to current operations as incurred.

NET INCOME PER SHARE

     Income per share is determined on the basis of the weighted average number of Common Shares and common stock equivalents outstanding during the year. During the year ended December 31, 1995 the Company paid a ten percent stock dividend and during the year ended December 31, 1994 the Company distributed a five-for-four stock split. All per share data has been adjusted for the stock dividend and the stock split. The impact of stock options has not been included in the calculation of earnings per share as the effect of their exercise is not material.

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

     For the Company's existing defined benefit plans, net periodic pension costs were as follows:

                                                         1996          1995          1994
                                                       ---------     ---------     ---------
    Service cost-benefit earned during the year.....   $ 122,707     $  92,754     $ 107,451
    Interest cost on projected benefit obligation...     187,704       167,255       148,485
    Return on plan assets...........................    (252,263)     (473,801)       10,580
    Net amortization................................      69,795       327,479      (154,358)
                                                        --------      --------      --------
    Net periodic pension cost.......................   $ 127,943     $ 113,687     $ 112,158
                                                        ========      ========      ========

     Assumptions used for these plans were as follows: discount rate, 7.0%; rate of return on plan assets, 8.0%. Future benefit increases were not considered as there is no substantive commitment to increase benefits.

     The following table sets forth the plans' funded status at December 31, 1996 and 1995 (in thousands):

                                                               1996                 1995
                                                         ----------------     ----------------
                                                         OVER-     UNDER-     OVER-     UNDER-
                                                         FUNDED    FUNDED     FUNDED    FUNDED
                                                         PLANS     PLANS      PLANS     PLANS
                                                         ------    ------     ------    ------
    Projected benefit obligation
      Vested benefits.................................   $1,033    $1,800     $  955    $1,431
      Non-vested......................................       42        40         17       198
                                                         ------    ------     ------    ------
    Accumulated benefit obligation....................    1,075     1,840        972     1,629
    Fair value of plan assets.........................    1,188     1,703      1,018     1,596
                                                         ------    ------     ------    ------
    Projected benefit obligation in excess of plan
      assets..........................................      113      (137)        46       (33)
    Unrecognized net (gain)...........................        1      (167)       (24)     (169)
    Unrecognized net obligation at date of adoption...       72       170         84       127
                                                         ------    ------     ------    ------
    Net projected pension (liability) asset...........   $  186    $ (134)    $  106    $  (75)
                                                         ======    ======     ======    ======

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     A profit sharing plan is maintained for eligible employees, not covered under defined benefit plans, who meet minimum tenure requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. During 1994, the Company terminated a defined benefit pension plan and covered the employees under the Company's profit sharing plan. As a result, the Company recognized a $90,000 charge for the curtailment of this plan. The aggregate cost of all retirement and profit sharing plans reflected in the accompanying statements of consolidated income is $2,398,000, $1,784,000 and $1,224,000 for the years 1996, 1995 and 1994, respectively.

LONG-TERM DEBT AND CREDIT AGREEMENTS

     Long-term debt at December 31, consisted of the following:

                                                                        1996           1995
                                                                     ----------     -----------
Revolving credit agreement........................................   $      -0-     $ 8,000,000
Industrial revenue bonds..........................................    4,854,166       5,681,166
Other.............................................................      234,999         630,129
                                                                     ----------     -----------
                                                                      5,089,165      14,311,295
Less current portion..............................................      519,769         976,104
                                                                     ----------     -----------
                                                                     $4,569,396     $13,335,191
                                                                     ==========     ===========

     The Company has a revolving credit agreement with a group of banks which enables the Company to borrow up to $35,000,000 at prime rate on a variable basis, or on a short-term fixed basis at a rate based upon LIBOR or certificate of deposits at the participating banks. In addition, the Company is required to pay a commitment fee of 1/4 percent per annum on the daily unborrowed portion of the revolving credit commitment or 1/5 percent per annum at any time the unused portion of the aggregate revolving credit commitment is equal to or less than $20 million. The agreement is unsecured and expires on June 30, 2000.

     The industrial revenue bonds are secured by either standby letter of credit or plant and equipment purchased by the Company with the proceeds of the bonds. The bonds mature at various dates through 2010 with variable interest rates ranging from 4.00 percent to 6.77 percent. Two industrial revenue bonds are backed by standby letters of credit totaling $4,943,407 with an associated fee of 3/4 percent per annum.

     Other includes notes which mature in various amounts through 1998 and bear a weighted average interest rate of 7.96 percent.

     The maturities of long-term debt for the five years ending December 31, 2001, are $520,000 in 1997; $359,000 in 1998; $261,000 in 1999; and nothing in
2000 and 2001.

     The revolving credit agreement and certain of the industrial revenue bond issues contain customary covenants which include, among other things, maintenance of minimum tangible net worth and minimum working capital, restrictions on certain additional indebtedness and requirements to maintain certain financial ratios. At December 31, 1996, the Company was in compliance with those covenants.

LEASES

     The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $2,361,000, $2,306,000 and $2,359,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     Future minimum rental commitments for the next five years are as follows:

 YEAR ENDED DECEMBER 31,     COMMITMENT
-------------------------    ----------
          1997               $2,164,000
          1998                1,830,000
          1999                1,411,000
          2000                  924,000
          2001                  655,000

INCOME TAXES

     The effective tax rate was 41.0% in 1996, 41.0% in 1995 and 40.7% in 1994. A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                                 PERCENT OF PRE-TAX INCOME
                                                                 -------------------------
                                                                 1996      1995      1994
                                                                 -----     -----     -----
    Statutory Federal income tax rate.........................    35.0%     35.0%     35.0%
    State income taxes--net of Federal tax benefit............     5.0       4.6       4.7
    Effect of non-deductible depreciation and amortization....      .6        .7        .6
    Other.....................................................      .4        .7        .4
                                                                  ----      ----      ----
    Effective tax rate for the year...........................    41.0%     41.0%     40.7%
                                                                  ====      ====      ====

     Income taxes consisted of the following:

                                          1996                    1995                    1994
                                   -------------------     -------------------     -------------------
                                   CURRENT    DEFERRED     CURRENT    DEFERRED     CURRENT    DEFERRED
                                   -------    --------     -------    --------     -------    --------
                                                         (DOLLARS IN THOUSANDS)
    Federal.....................   $11,258    $    399     $ 9,133     $ (326)     $ 9,015      $812
    Foreign.....................       224           1         361          2          225        (3)
    State and local.............     2,589         141       2,066       (149)       2,169        (3)
                                   -------        ----     -------      -----      -------      ----
                                   $14,071    $    541     $11,560     $ (473)     $11,409      $806
                                   =======        ====     =======      =====      =======      ====

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

INCOME TAXES

     Significant components of the Company's deferred tax liabilities as of December 31, 1996 and 1995 are as follows:

                                                                        1996         1995
                                                                       ------       ------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Deferred income tax liabilities:
      Property, plant and equipment.................................   $8,450       $6,629
      Employee benefit trust........................................      170          578
      Other.........................................................       --           46
                                                                       ------       ------
                                                                        8,620        7,253
                                                                       ------       ------
    Deferred income tax assets:
      Compensation..................................................    1,575        1,276
      Inventory valuation...........................................      648          788
      Allowance for uncollectible accounts..........................      696          528
      Non-deductible accruals.......................................    2,243        1,948
      Other.........................................................      204           --
                                                                       ------       ------
                                                                        5,366        4,540
                                                                       ------       ------
    Net deferred income tax liability...............................   $3,254       $2,713
                                                                       ======       ======

STOCK OPTIONS

     In 1992, the Company adopted, and the shareholders approved, the 1992 Stock Option Plan allowing key employees to purchase Common Stock of the Company at the market price on the date of grant. The plan provides that stock options expire five years from date of grant and are exercisable up to 20 percent of the shares granted each year. The activity listed below covers both the 1992 Stock Option Plan and the 1982 Incentive Stock Option Plan which expired in 1992.

     Stock options granted during the past three years were as follows: during 1996, 80,150 shares at prices from $17.75 to $19.55; during 1995, 25,227 shares at prices from $13.06 to $14.87; during 1994, 107,300 shares at prices from $12.95 to $16.73.

     Stock options exercised during the past three years were as follows: during 1996, 25,404 shares at prices from $7.73 to $14.81; during 1995, 39,072 shares at prices from $7.23 to $14.81; during 1994, 38,715 shares at prices from $7.23 to $12.97.

     At December 31, 1996, 1995 and 1994 there were outstanding options for the purchase of 236,729, 185,801 and 205,488 shares respectively, at prices ranging from $11.88 to $19.55 per share in 1996 and $7.73 to $17.54 per share in 1995 and $7.23 to $17.54 in 1994. At December 31, 1996 and 1995, there were options for 123,831 and 101,894 shares, respectively that were exercisable.

     The Company accounts for stock options under APB Opinion No. 25 and, therefore, does not recognize employee compensation for options granted using the fair value method set forth in FASB Statement No. 123 "Accounting for Stock Based Compensation." If the Company had followed FASB 123 rather than APB 25, net income and earnings per share would not have been materially different from the reported amounts for 1996, 1995 or 1994.

INDUSTRY SEGMENTS

     The Company operates principally in two areas of business, the first being the distribution of aftermarket repair products and services. These products are distributed both domestically through branches in major cities in the United States and in foreign countries where, in some cases, the Company has controlling interest

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
in companies located in those countries. No single foreign country represents more than 10 percent of the total sales, income or assets of the Company. The second major area of the Company's business is polymer and metal products which are manufactured in Company-owned facilities and distributed through mass merchandisers, warehouse distributors, sales representatives and in-house salesmen, principally in the United States.

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

     The table sets forth information relating to the Company's operations for the years ended December 31, 1996, 1995 and 1994, as required by the Statement of Financial Accounting Standards No. 14.

                                                                1996         1995         1994
                                                              --------     --------     --------
                                                              (DOLLARS IN THOUSANDS)
NET SALES
  Distribution of aftermarket repair products and
     services..............................................   $136,526     $126,902     $121,748
  Manufacturing of polymer and metal products..............    197,319      186,307      163,513
  Intra-segment elimination................................    (12,901)     (12,510)     (11,207)
                                                              --------     --------     --------
                                                              $320,944     $300,699     $274,054
                                                              ========     ========     ========
INCOME BEFORE INCOME TAXES
  Distribution of aftermarket repair products and
     services..............................................   $ 12,209     $ 11,793     $ 11,387
  Manufacturing of polymer and metal products..............     29,021       23,145       24,418
  Corporate................................................     (5,330)      (7,098)      (5,139)
  Interest expense-net.....................................       (285)        (784)        (620)
                                                              --------     --------     --------
                                                              $ 35,615     $ 27,056     $ 30,046
                                                              ========     ========     ========
IDENTIFIABLE ASSETS
  Distribution of aftermarket repair products and
     services..............................................   $ 49,605     $ 48,416     $ 46,966
  Manufacturing of polymer and metal products..............    148,708      140,291      121,635
  Corporate................................................      9,981        5,622        4,492
  Intra-segment elimination................................     (1,172)        (725)      (1,066)
                                                              --------     --------     --------
                                                              $207,122     $193,604     $172,027
                                                              ========     ========     ========
CAPITAL ADDITIONS, NET
  Distribution of aftermarket repair products and
     services..............................................   $    426     $    227     $    942
  Manufacturing of polymer and metal products..............     20,433       10,722       11,071
  Corporate................................................        601        1,038          493
                                                              --------     --------     --------
                                                              $ 21,460     $ 11,987     $ 12,506
                                                              ========     ========     ========
DEPRECIATION/AMORTIZATION
  Distribution of aftermarket repair products and
     services..............................................   $    598     $    689     $    598
  Manufacturing of polymer and metal products..............      9,352        8,747        7,949
  Corporate................................................        280          283          274
                                                              --------     --------     --------
                                                              $ 10,230     $  9,719     $  8,821
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

                          EMPLOYEE STOCK PURCHASE PLAN

                                    CONTENTS

     Report of Independent Public Accountants for the Myers Industries, Inc. Employee Stock Purchase Plan

     Financial Statements for the Myers Industries, Inc. Employee Stock Purchase
Plan:

          (1) Statements of Assets Available for Plan Benefits as of December 31, 1996 and 1995; and

          (2) Statements of Changes in Assets Available for Plan Benefits for the Years Ended December 31, 1996, 1995 and 1994.

     Notes to Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Myers Industries, Inc. Employee
Stock Purchase Plan Administrator:

     We have audited the accompanying statements of assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 1996 and 1995, and the related statements of changes in assets available for plan benefits for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 1996 and 1995, and the changes in its assets available for plan benefits for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Cleveland, Ohio,
February 10, 1997

                             MYERS INDUSTRIES, INC.
                          EMPLOYEE STOCK PURCHASE PLAN

                STATEMENTS OF ASSETS AVAILABLE FOR PLAN BENEFITS
                           DECEMBER 31, 1996 AND 1995

                                                                        1996        1995
                                                                       -------     -------
    Receivable from Trustee.........................................   $84,687     $77,531
                                                                       =======     =======
    (Myers Industries, Inc.)

          STATEMENTS OF CHANGES IN ASSETS AVAILABLE FOR PLAN BENEFITS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             1996          1995          1994
                                                           ---------     ---------     ---------
Contributions:
Participants' contributions beginning of period.........   $  77,531     $  82,563     $  77,438
Participants' contributions during the period...........     322,503       305,000       299,007
Assets Available for Stock Purchases....................     400,034       387,563       376,445
  Less:
Assets Used for Stock Purchases.........................    (315,347)     (310,032)     (293,882)
                                                           ---------     ---------     ---------
Assets Available for Plan Benefits at End of Period.....   $  84,687     $  77,531     $  82,563
                                                           =========     =========     =========

              See the accompanying notes to financial statements.

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the directors of the Registrant, see "Election of Directors" on pages 3 through 7 of Registrant's Proxy Statement dated March 21, 1997 ("Proxy Statement"), which is incorporated herein by reference.

     Information about the Executive Officers of Registrant appears in Part I of this Report.

     Disclosures by the Registrant with respect to compliance with Section 16(a) appear on page 7 of the Proxy Statement, and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See "Executive Compensation and Other Information" on pages 8 through 12 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Principal Shareholders" and "Election of Directors" on pages 29 and 30, and pages 3 through 7, respectively, of the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships and Related Transactions" at page 7 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following consolidated financial statements of the Registrant appear in
Part II of this Report:

  14. (A)(1) FINANCIAL STATEMENTS

     CONSOLIDATED FINANCIAL STATEMENTS OF MYERS INDUSTRIES, INC. AND
SUBSIDIARIES

        Report of Independent Public Accountants

        Statements of Consolidated Financial Position As Of December 31, 1996 and 1995

        Statements of Consolidated Income For The Years Ended December 31, 1996, 1995 and 1994

        Statements of Consolidated Shareholders' Equity For The Years Ended December 31, 1996, 1995 and 1994

        Statements of Consolidated Cash Flows For The Years Ended December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements For The Years Ended December 31, 1996, 1995 and 1994

     FINANCIAL STATEMENTS FOR THE MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN

        Statements of Assets Available for Plan Benefits As Of December 31, 1996 and 1995

        Statements of Changes in Assets Available for Plan Benefits For The Years Ended December 31, 1996, 1995 and 1994

  14. (A)(2) FINANCIAL STATEMENT SCHEDULES

     Selected Quarterly Financial Data For The Years Ended December 31, 1996 and 1995

     All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

  14. (A)(3) EXHIBITS

      3(a)  MYERS INDUSTRIES, INC. AMENDED AND RESTATED ARTICLES OF INCORPORATION.  Reference
            is made to Exhibit (3)(i) to Form 8-K filed with the Commission on May 14, 1994.
      3(b)  MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF REGULATIONS.  Reference is
            made to Exhibit (3)(ii) to Form 8-K filed with the Commission on May 14, 1994.
     10(a)  MYERS INDUSTRIES, INC. AMENDED AND RESTATED 1982 INCENTIVE STOCK OPTION PLAN.
             Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on
            March 24, 1995.
     10(b)  MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN.  Reference is made to
            Exhibit 10(b) to Form 10-K filed with the Commission on March 24, 1995.
     10(c)  FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND OFFICERS.  Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 24, 1995.
     10(d)  MYERS INDUSTRIES, INC. 1992 STOCK OPTION PLAN.  Reference is made to Exhibit
            10(d) to Form 10-K filed with the Commission on March 24, 1995.
     10(e)  MYERS INDUSTRIES, INC. DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN.  Reference
            is made to Exhibit 10(e) to Form 10-K filed with the Commission on March 24,
            1995.
     10(f)  MYERS INDUSTRIES, INC. 1997 INCENTIVE STOCK PLAN.
     21     Subsidiaries of the Registrant
     23     Consent of Independent Public Accountants
     27     Financial Data Schedule

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

            PLAN OR ARRANGEMENT                               REFERENCE LOCATION
--------------------------------------------     --------------------------------------------
Myers Industries, Inc. Amended and Restated      Exhibit (10)(a) to Form 10-K for fiscal year
1982 Incentive Stock Option Plan                 ended December 31, 1994
Myers Industries, Inc. 1992 Stock Option         Exhibit 10(d) to Form 10-K for fiscal year
Plan                                             ended December 31, 1994
Myers Industries, Inc. 1997 Incentive Stock      Exhibit 10(f) to Form 10-K for fiscal year
Plan                                             ended December 31, 1996

  14.(B)  REPORTS ON FORM 8-K:  None

  14.(C)  EXHIBITS:  See subparagraph 14(A)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MYERS INDUSTRIES, INC.

Dated: March 21, 1997                          /s/ GREGORY J. STODNICK
                                               By:
                                               -----------------------------------------------
                                                   GREGORY J. STODNICK
                                                   Vice President -- Finance and
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                      DATE
------------------------------------------   ---------------------------------   ---------------

/s/ GREGORY J. STODNICK                      Vice President--Finance and Chief   March 21, 1997
------------------------------------------   Financial Officer (Principal
GREGORY J. STODNICK                          Financial and Accounting Officer)

/s/ STEPHEN E. MYERS                         President, Chief Executive          March 21, 1997
------------------------------------------   Officer and Director Principal
STEPHEN E. MYERS                             Executive Officer)

                                             Director                            March   , 1997
------------------------------------------
EDWIN P. SCHRANK

/s/ KARL S. HAY                              Director                            March 21, 1997
------------------------------------------
KARL S. HAY

/s/ MILTON I. WISKIND                        Senior Vice President, Secretary    March 21, 1997
------------------------------------------   and Director
MILTON I. WISKIND

/s/ RICHARD L. OSBORNE                       Director                            March 21, 1997
------------------------------------------
RICHARD L. OSBORNE

/s/ SAMUEL SALEM                             Director                            March 21, 1997
------------------------------------------
SAMUEL SALEM

/s/ JON H. OUTCALT                           Director                            March 21, 1997
------------------------------------------
JON H. OUTCALT

                                             Director                            March   , 1997
------------------------------------------
RICHARD P. JOHNSTON

                               INDEX OF EXHIBITS

EXHIBIT NO.
-----------
   3(a)     MYERS INDUSTRIES, INC. AMENDED AND RESTATED ARTICLES OF INCORPORATION.  Reference
            is made to Exhibit (3)(i) to Form 8-K filed with the Commission on May 14, 1994.
     (b)    MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF REGULATIONS.  Reference is
            made to Exhibit (3)(ii) to Form 8-K filed with the Commission on May 14, 1994.
  10(a)     MYERS INDUSTRIES, INC. AMENDED AND RESTATED 1982 INCENTIVE STOCK OPTION PLAN.
             Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on
            March 24, 1995.
     (b)    MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN.  Reference is made to Exhibit
            10(b) to Form 10-K filed with the Commission on March 24, 1995.
     (c)    FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND OFFICERS.  Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 24, 1995.
     (d)    MYERS INDUSTRIES, INC. 1992 STOCK OPTION PLAN.  Reference is made to Exhibit 10(d)
            to Form 10-K filed with the Commission on March 24, 1995.
     (e)    MYERS INDUSTRIES, INC. DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN.  Reference
            is made to Exhibit 10(e) to Form 10-K filed with the Commission on March 24, 1995.
     (f)    MYERS INDUSTRIES, INC. 1997 INCENTIVE STOCK PLAN.
  21        Subsidiaries of the Registrant
  23        Consent of Independent Public Accountants
  27        Financial Data Schedule