Form 10-Q
period 1997-03-31
MYERS INDUSTRIES INC
filed 1997-05-14
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1997
                               ------------------------------------------

                                       or

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________ to ________________

                          Commission file number      I-8524
                                                ---------------

                             MYERS INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              OHIO                                       #34-0778636
-------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S.  Employer
 incorporation or organization)                      Identification No.)


    1293 SOUTH MAIN STREET, AKRON, OHIO                            44301
-------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code                (330) 253-5592
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

Yes   X    .   No         .
    -------       --------

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
                         -------     --------

     As of April 30, 1997, the number of shares outstanding of the issuer's Common Stock was:

                                   16,874,710

                      PART  I  -  FINANCIAL INFORMATION
                      ---------------------------------
                           MYERS INDUSTRIES, INC.
                           ----------------------
           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                 AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
           ------------------------------------------------------

                                                      March 31,      December 31,
       ASSETS                                           1997             1996
       -----------                                  -------------    -------------
       CURRENT ASSETS
            Cash and temporary cash investments       $7,534,793       $5,600,349
            Accounts receivable-less allowances
                of $2,228,000 and $2,213,000,
                respectively                          56,762,581       57,604,506

            Inventories
                Finished and in-process products      35,907,812       33,042,266
                Raw materials and supplies             6,999,725        6,788,086
                                                    -------------    -------------
                                                      42,907,537       39,830,352
            Prepaid expenses                           2,378,310        3,274,673
                                                    -------------    -------------
               TOTAL CURRENT ASSETS                  109,583,221      106,309,880

       OTHER ASSETS
            Excess of cost over fair value of net
                assets of companies acquired          14,207,270       14,328,410
            Patents and other intangible assets        2,669,806        2,750,530
            Other                                      2,540,644        3,072,974
                                                    -------------    -------------
                                                      19,417,720       20,151,914
       PROPERTY, PLANT & EQUIPMENT, AT COST
            Land                                       2,410,409        2,547,509
            Buildings and leasehold improvements      39,224,731       38,918,648
            Machinery and equipment                  115,708,334      108,594,273
                                                    -------------    -------------
                                                     157,343,474      150,060,430
            Less allowances for depreciation and
                amortization                          72,056,040       69,400,497
                                                    -------------    -------------
                                                      85,287,434       80,659,933
                                                    -------------    -------------
                                                    $214,288,375     $207,121,727
                                                    =============    =============

                      PART  I  -  FINANCIAL  INFORMATION
                      ----------------------------------
                            MYERS INDUSTRIES, INC.
                            ---------------------
            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                  AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                  ------------------------------------------

                                                  March 31,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1997             1996
------------------------------------           --------------    -------------
CURRENT LIABILITIES
     Accounts payable                            $18,367,822      $15,189,488

     Employee compensation and related
          items                                    8,220,937       10,562,313

     Accrued expenses
         Taxes, other than income taxes            1,188,150        1,062,498
         Income taxes                              3,881,261        1,452,107
         Other                                     7,991,174        8,066,838
     Current portion of long-term debt               463,756          519,769
                                                -------------    -------------
         TOTAL CURRENT LIABILITIES                40,113,100       36,853,013

LONG-TERM DEBT, less current portion               4,508,122        4,569,396

DEFERRED INCOME TAXES                              3,253,791        3,254,327

SHAREHOLDERS' EQUITY
     Serial Preferred Shares
         (authorized 1,000,000)                      -----            -----

     Common Shares, without par value
         (authorized 30,000,000 shares;
          outstanding  16,862,355 and
          16,854,529, respectively)               10,790,881       10,659,714
     Additional paid-in capital                  109,864,137      109,864,137
     Foreign currency translation
         adjustment                                 (341,753)        (213,572)
     Retained income                              46,100,097       42,134,712
                                                -------------    -------------
                                                 166,413,362      162,444,991
                                                -------------    -------------
                                                $214,288,375     $207,121,727
                                                =============    =============

                      PART  I  -  FINANCIAL INFORMATION
                      ---------------------------------
                            MYERS INDUSTRIES, INC.
                            ----------------------
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                  ------------------------------------------
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
              --------------------------------------------------

                                           March 31,            March 31,
                                              1997                1996
                                        ----------------      -------------
Net sales                                   $76,798,621        $72,554,256

Costs and expenses
    Cost of sales                            52,711,406         48,204,214
    Operating expenses                       15,930,546         15,307,569
    Interest expense, net                         7,166            169,538
                                        ----------------      -------------
Total costs & expenses                       68,649,118         63,681,321

Income before income taxes                    8,149,503          8,872,935

Income taxes                                  3,341,000          3,658,000
                                        ----------------      -------------
Net income                                   $4,808,503         $5,214,935
                                        ================      =============


Net income per common share                        $.29               $.31

Dividends per common share                         $.05               $.04

Weighted average number of
     common shares outstanding               16,860,399         16,919,909

                       PART  I  -  FINANCIAL INFORMATION
                       ---------------------------------
                            MYERS INDUSTRIES, INC.
                             ---------------------
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
              --------------------------------------------------

                                                                  March 31,            March 31,
                                                                    1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES                           --------------       -------------
      Net income                                                  $4,808,503          $5,214,935
      Items not affecting use of cash
         Depreciation                                              2,891,801           2,591,579
         Amortization of excess of cost over fair
              value of net assets of companies acquired              121,140             138,840
         Amortization of other intangible assets                     113,559              90,612
     Cash flow provided by (used for) working capital
         Accounts receivable                                         841,925             628,037
         Inventories                                              (3,077,185)            834,422
         Prepaid expenses                                            878,864             (41,851)
         Accounts payable and accrued expenses                     3,316,100           3,502,614
                                                               --------------       -------------
     Net cash provided by operating activities                     9,894,707          12,959,188

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and
          equipment, net                                          (7,519,301)         (4,416,457)
     Other                                                           388,276             (66,479)
                                                               --------------       -------------
     Net cash used for investing activities                       (7,131,025)         (4,482,936)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings (repayments) - net                                  (117,287)         (6,846,593)
     Cash dividends paid                                            (843,118)           (677,053)
     Proceeds from issuance of common stock                          131,167             286,226
                                                               --------------       -------------
     Net cash provided by (used for) financing activities           (829,238)         (7,237,420)

INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                               1,934,444           1,238,832

CASH AND TEMPORARY CASH INVESTMENTS
     JANUARY 1                                                     5,600,349           3,387,562
                                                               --------------       -------------
CASH AND TEMPORARY CASH INVESTMENTS
     MARCH 31                                                     $7,534,793          $4,626,394
                                                               ==============       =============

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

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

(2)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

         The Company made cash payments for interest expense of $145,202 and $396,982 for the three months ended March 31, 1997 and 1996, respectively. Cash payments for income taxes were $1,021,198 and $1,269,618 for the three months ended March 31, 1997 and 1996, respectively.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

         Net sales for the three months ended March 31, 1997 increased $4,244,365 or 5.8 percent which is primarily attributed to volume increases in the Company's distribution business segment.

         Cost of sales for the three month period ended March 31, 1997 increased $4,507,192 or 9.4 percent as compared to the same period in 1996. Gross profit, expressed as a percentage of sales, decreased to 31.4 percent in 1997 from 33.6 percent in the same year ago period. This decrease is attributable to higher raw material costs, primarily plastic resins.

         Operating expenses increased $622,977 or 4.1 percent for the three month period in 1997 as compared to the same period in 1996. Expressed as a percentage of sales, operating expenses decreased to 20.7 percent in 1997 from
21.1 percent for the three month period in 1996. This improvement reflects on-going cost control programs and better fixed expense coverage.

         Net interest expense for the three month period ended March 31, 1997 decreased to $7,166 from $169,538 in 1996. The decrease is the result of lower average borrowing levels in the current year.

         Income taxes, expressed as a percentage of income before income taxes, decreased from 41.2 percent for the three month period in 1996 to 41.0 percent in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash provided by operating activities is the primary source of liquidity and amounted to $9,894,707 for the three months ended March 31, 1997. Long-term debt was reduced by $117,287 during the first three months of 1997 and debt as a percentage of total capitalization decreased to 2.9 percent compared to 3.0 percent at December 31, 1996. Working capital increased to $69,470,121 at March 31, 1997 from $69,456,867 at December 31, 1996.

         Capital expenditures for the three months ended March 31, 1997 were $7,519,302. The Company currently anticipates annual capital expenditures in the range of $15.0 to $20.0 million over the next five years, primarily for increased polymer manufacturing capacity. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to fund capital expenditures and meet its short-term and long-term operating needs.

                           PART II - OTHER INFORMATION
                           ---------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------


Item 6         Exhibits and Reports on Form 8-K
               --------------------------------


               (a)     Exhibits

               (3)(ii) Amended and Restated Code of Regulations

               (10)    Wiskind Supplemental Compensation Agreement

               (27) Financial Data Schedule (filed only electronically with the SEC)

               (b)     Form 8-K

                       None

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MYERS INDUSTRIES, INC.

     5/14/97                            By: \s\ Gregory J. Stodnick
--------------------                        -----------------------------
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