Form 10-Q
period 1997-06-30
MYERS INDUSTRIES INC
filed 1997-08-12
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            JUNE 30, 1997
                               -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO _______________________

               COMMISSION FILE NUMBER              I-8524
                                       ---------------------------

                             MYERS INDUSTRIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OHIO                                     #34-0778636
--------------------------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF                     (I.R.S.  EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

    1293 SOUTH MAIN STREET, AKRON, OHIO                        44301
--------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE           (330) 253-5592
                                                   ------------------------

         INDICATE WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X  .   NO      .
    -----       -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES___ NO____.

         AS OF JULY 31, 1997, THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK WAS:

                                   16,891,598
                                   ==========

                         PART I - FINANCIAL INFORMATION
                        ---------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

--------------------------------------------------------------------------------

                                                  June 30,        December 31,
ASSETS                                              1997              1996
-----------                                     ------------      ------------
CURRENT ASSETS
     Cash and temporary cash investments        $  1,567,624      $  5,600,349
     Accounts receivable-less allowances
         of $2,299,000 and $2,213,000,
         respectively                             54,006,723        57,604,506

     Inventories
         Finished and in-process products         34,277,646        33,042,266
         Raw materials and supplies                6,394,835         6,788,086
                                                ------------      ------------
                                                  40,672,481        39,830,352
     Prepaid expenses                              5,451,975         3,274,673
                                                ------------      ------------
        TOTAL CURRENT ASSETS                     101,698,803       106,309,880

OTHER ASSETS
     Excess of cost over fair value of net
         assets of companies acquired             20,958,460        14,328,410
     Patents and other intangible assets           2,589,082         2,750,530
     Other                                         2,514,098         3,072,974
                                                ------------      ------------
                                                  26,061,640        20,151,914
PROPERTY, PLANT & EQUIPMENT, AT COST
     Land                                          2,476,194         2,547,509
     Buildings and leasehold improvements         40,623,135        38,918,648
     Machinery and equipment                     119,193,618       108,594,273
                                                ------------      ------------
                                                 162,292,947       150,060,430
     Less allowances for depreciation and
         amortization                             74,940,266        69,400,497
                                                ------------      ------------
                                                  87,352,681        80,659,933
                                                ------------      ------------
                                                $215,113,124      $207,121,727
                                                ============      ============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                June 30,          December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY              1997                1996
------------------------------------         -------------       -------------
CURRENT LIABILITIES
     Accounts payable                        $  12,328,369       $  15,189,488

     Employee compensation and related
          items                                  7,825,664          10,562,313

     Accrued expenses
         Taxes, other than income taxes          1,480,826           1,062,498
         Income taxes                              976,702           1,452,107
         Other                                   9,659,546           8,066,838
     Current portion of long-term debt             489,455             519,769
                                             -------------       -------------
         TOTAL CURRENT LIABILITIES              32,760,562          36,853,013

LONG-TERM DEBT, less current portion             7,941,834           4,569,396

DEFERRED INCOME TAXES                            3,253,927           3,254,327

SHAREHOLDERS' EQUITY
     Serial Preferred Shares
         (authorized 1,000,000)                       --                  --

     Common Shares, without par value
         (authorized 30,000,000 shares;
          outstanding 16,878,558 and
          16,854,529, respectively)             10,680,646          10,659,714
     Additional paid-in capital                110,202,998         109,864,137
     Foreign currency translation
         adjustment                               (297,636)           (213,572)
     Retained income                            50,570,793          42,134,712
                                             -------------       -------------
                                               171,156,801         162,444,991
                                             -------------       -------------
                                             $ 215,113,124       $ 207,121,727
                                             =============       =============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                   ------------------------------------------


                                FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                             ------------------------------      -------------------------------
                               June 30,          June 30,          June 30,          June 30,
                                 1997              1996              1997              1996
                             ------------      ------------      ------------      ------------
Net sales                    $ 86,175,097      $ 79,951,159      $162,973,718      $152,505,415

Costs and expenses
    Cost of sales              59,502,875        54,362,658       112,214,281       102,566,872
    Operating expenses         17,482,144        16,036,739        33,412,690        31,344,308
    Interest, net                  99,609            84,774           106,775           254,312
                             ------------      ------------      ------------      ------------
Total costs & expenses         77,084,628        70,484,171       145,733,746       134,165,492

Income before
    income taxes                9,090,469         9,466,988        17,239,972        18,339,923

Income taxes                    3,777,000         3,861,000         7,118,000         7,519,000
                             ------------      ------------      ------------      ------------
    Net income               $  5,313,469      $  5,605,988      $ 10,121,972      $ 10,820,923
                             ============      ============      ============      ============

Net income per
    Common Share             $        .31      $        .33      $        .60      $        .64

Dividends per
    Common Share             $        .05      $        .04      $        .10      $        .08

Weighted average
     number of Common
     Shares outstanding        16,873,205        16,941,003        16,867,437        16,929,908

------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                 -----------------------------------------------

                                                                June 30,           June 30,
                                                                  1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES                          ------------       ------------
      Net income                                              $ 10,121,972       $ 10,820,923
      Items not affecting use of cash
         Depreciation                                            5,915,506          5,216,492
         Amortization of excess of cost over fair
              value of net assets of companies acquired            319,464            277,680
         Amortization of other intangible assets                   253,843            238,640
     Cash flow provided by (used for) working capital
         Accounts receivable                                     4,129,576         (1,869,578)
         Inventories                                              (417,566)         3,723,508
         Prepaid expenses                                       (2,209,722)          (259,531)
         Accounts payable and accrued expenses                  (4,233,847)         1,949,419
                                                              ------------       ------------
     Net cash provided by operating activities                  13,879,226         20,097,553

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of business, net of cash acquired              (7,955,077)              --
     Additions to property, plant and
          equipment, net                                       (11,885,656)        (9,164,891)
     Other                                                         417,021            (48,540)
                                                              ------------       ------------
     Net cash used for investing activities                    (19,423,712)        (9,213,431)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings (repayments) - net                               2,837,859         (8,888,394)
     Cash dividends paid                                        (1,685,891)        (1,354,789)
     Proceeds from issuance of common stock                        359,793            428,865
                                                              ------------       ------------
    Net cash provided by (used for) financing activities         1,511,761         (9,814,318)

(DECREASE) INCREASE IN CASH AND
    TEMPORARY CASH INVESTMENTS                                  (4,032,725)         1,069,804

CASH AND TEMPORARY CASH INVESTMENTS
     JANUARY 1                                                   5,600,349          3,387,562
                                                              ------------       ------------
CASH AND TEMPORARY CASH INVESTMENTS
     JUNE 30                                                  $  1,567,624       $  4,457,366
                                                              ============       ============

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

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations and cash flows for the three months and six months ended June 30, 1997 and 1996.

(2)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

         The Company made cash payments for interest expense of $55,582 and $120,674 for the three months ended June 30, 1997 and 1996, respectively. Cash payments for interest expense were $200,784 and $517,656 for the six months ended June 30, 1997 and 1996, respectively. Cash payments for income taxes for the three months ended June 30, 1997 and June 30, 1996 were $6,687,748 and $8,442,685, respectively. For the six month period the payments for income taxes were $7,708,947 for 1997 and $9,712,303 for 1996.

 (3)     Acquisition
         -----------

        On April 25, 1997, the Company acquired substantially all of the assets of Molded Solutions, Inc., a manufacturer of custom engineered molded rubber products. The Asset Purchase Agreement provides for payment of additional consideration contingent upon the earnings of Molded Solutions during the 12 month period ending April 25, 1998. The acquisition has been accounted for using the purchase method and, accordingly, Molded Solution's results of operations, the amounts of which are not material, have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates with the excess of purchase price over the fair value of assets acquired being amortized on a straight line basis over 15 years.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

         Myers Industries, Inc. reported increased sales but lower earnings for both the quarter and six month periods ended June 30, 1997. For the quarter sales rose 7.8 percent to $86.2 million while earnings declined 5.2 percent to $5.3 million. Reported net earnings per share for the second quarter were $.31 down 6.1 percent from $.33 in the year earlier period. In the first six months, sales reached $163.0 million an increase of 6.9 percent from $152.5 million a year ago. Earnings in the first six months were $10.1 million or $.60 per share, a decrease of 6 percent compared with $10.8 million and $.64 per share in 1996.

         For the quarter and year-to-date periods net sales increased in both of the Company's business segments, primarily on the strength of unit volume increases. Net sales in the Distribution segment increased 10 percent for the quarter ended June 30, 1997 and 9 percent year to date. In the Manufacturing segment net sales increased 6 percent for the quarter and 5 percent year to date compared to the same periods in 1996.

         Cost of sales increased $5.1 million or 9.5 percent for the quarter and $9.6 million or 9.4 percent for the six months ended June 30, 1997. Gross profit, expressed as a percentage of sales declined to 31 percent for the quarter and 31.1 percent for the six month period compared to 32.0 percent and
32.7 percent for the same periods in 1996. The decline in gross profit margin is primarily due to higher raw material costs, principally plastic resins, used in the manufacturing segment.

         Operating expenses increased $1.4 million or 9.0 percent for the quarter and $2.1 million or 6.6 percent for the six month period ended June 30, 1997. Operating expenses, expressed as a percentage of sales increased slightly to 20.3 percent for the quarter compared with 20.1 percent in the second quarter of 1996. For the six month period, operating expenses as a percentage of sales decreased to 20.5 percent from 20.6 percent in the prior year.

         Interest expense for the quarter increased to $99,609 from $84,774 in 1996 reflecting higher borrowing levels as a result of the Molded Solutions acquisition. For the six month period interest expense decreased to $106,775 from $254,312 based on lower average borrowing levels.

Results of Operations (con't)

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" which eliminates the concept of common stock equivalents and replaces the existing "primary" earnings per share with "basic" earnings per share. Basic earnings per share excludes potential dilution and is calculated by dividing income available to common shareholders by the weighted average shares outstanding.

         The new statement also changes the calculation of diluted earnings per share and replaces the existing fully diluted earnings per share requirement. FASB Statement No. 128 is effective for periods ending after December 15, 1997, and requires that all prior period earnings per share presented be restated. The Company does not expect the new standard, when implemented, to have a material effect on the current or historical earnings per share amounts presented.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash provided by operating activities is the primary source of liquidity and amounted to $13.9 million for the six months ended June 30, 1997. Long-term debt was increased by $3.4 million during the six months of 1997 and debt as a percentage of total capitalization increased to 4.7 percent compared to 3.0 percent at December 31, 1996. Working capital decreased to $68.9 million at June 30, 1997 from $69.5 million at December 31, 1996.

         Capital expenditures for the six months ended June 30, 1997 were $11.9 million. The Company currently anticipates annual capital expenditures in the range of $15.0 to $20.0 million over the next five years, primarily for increased polymer manufacturing capacity. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to fund capital expenditures and meet its short-term and long-term needs.

                           PART II - OTHER INFORMATION
                           ---------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Shareholders was held on April 24, 1997 and the following matters were voted on at that meeting.

         1. The election of eight Directors were voted upon. All of the Directors nominated were elected. The results of this voting are as follows:

                                            Votes               Votes
         Name of Director                   For                 Withheld

         Stephen E. Myers                   13,762,515          376,530
         Milton I. Wiskind                  13,741,253          397,792
         Edwin P. Schrank                   13,763,469          375,576
         Karl S. Hay                        13,699,730          439,315
         Richard P. Johnston                13,736,433          402,612
         Richard L. Osborne                 13,757,699          381,346
         Jon H. Outcalt                     13,762,889          376,156
         Samuel Salem                       13,755,510          383,535

         2. Adoption of the Myers Industries, Inc. 1997 Incentive Stock Plan was approved by the following vote:

                         For                 12,286,418
                         Against              1,831,848
                         Abstain                199,155

         3. Proposal to amend the Code of Regulations to classify the board of directors into three classes of directors serving staggered three year terms was not approved by the following vote:

                         For                 7,755,928
                         Against             4,100,155
                         Abstain             2,461,738

         4. Proposal to amend the Articles of Incorporation to require a super majority vote of the shareholders for approval of certain extraordinary transactions and/or certain amendments to the Articles of Incorporation was not approved by the following vote:

                         For                 7,606,785
                         Against             4,261,928
                         Abstain             2,449,108

         5. Proposal to amend the Code of Regulations to make the Ohio Control Share Acquisition Statute inapplicable to the Company was approved by the following vote:

                         For                10,046,382
                         Against             1,751,717
                         Abstain             2,519,722

         6. Ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1997 was approved by the following vote:

                         For                14,077,743
                         Against                70,873
                         Abstain               169,205



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MYERS INDUSTRIES, INC.

8/12/97                                  By: \s\ Gregory J. Stodnick
-----------------                            ----------------------------------
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