Form 10-Q
period 1997-09-30
MYERS INDUSTRIES INC
filed 1997-11-07
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

| X |  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1997
                               ------------------------------------------------

                                       or

|   |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------

                       Commission file number    I-8524
                                             -----------------

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

Yes     X    .   No           .
   ----------      -----------

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
                         -----     -----

         As of October 31, 1997, the number of shares outstanding of the issuer's Common Stock was:

                                   18,269,181
                                   ==========

                          PART I FINANCIAL INFORMATION
                          ----------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------

             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
             ------------------------------------------------------

                                                              September 30,     December 31,
ASSETS                                                            1997             1996
                                                              ------------      ------------
CURRENT ASSETS
      Cash and temporary cash investments                     $    543,179      $  5,600,349
      Accounts receivable-less allowances
         of $2,211,000 and $2,213,000,
         respectively                                           52,547,617        57,604,506

      Inventories
       Finished and in-process products                         33,953,476        33,042,266
       Raw materials and supplies                                6,687,362         6,788,086
                                                              ------------      ------------
                                                                40,640,838        39,830,352
      Prepaid expenses                                           3,912,799         3,274,673
                                                              ------------      ------------
       TOTAL CURRENT ASSETS                                     97,644,433       106,309,880

OTHER ASSETS
    Excess of cost over fair value of net
       assets of companies acquired                             20,721,544        14,328,410
    Patents and other intangible assets                          2,508,358         2,750,530
    Other                                                        2,673,733         3,072,974
                                                              ------------      ------------
                                                                25,903,635        20,151,914
PROPERTY, PLANT & EQUIPMENT, AT COST
    Land                                                         2,476,194         2,547,509
    Buildings and leasehold improvements                        41,215,698        38,918,648
    Machinery and equipment                                    125,462,356       108,594,273
                                                              ------------      ------------
                                                               169,154,248       150,060,430
    Less allowances for depreciation and
       amortization                                             77,828,085        69,400,497
                                                              ------------      ------------
                                                                91,326,163        80,659,933
                                                              ------------      ------------
                                                              $214,874,231      $207,121,727
                                                              ============      ============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
             ------------------------------------------------------

                                             September 30,       December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY             1997                1996
                                             -------------       -------------
CURRENT LIABILITIES
     Accounts payable                        $  14,733,464       $  15,189,488
     Employee compensation and related
          items                                  8,725,229          10,562,313

     Accrued expenses
         Taxes, other than income taxes          1,349,846           1,062,498
         Income taxes                           (1,147,706)          1,452,107
         Other                                   9,678,352           8,066,838
     Current portion of long-term debt             957,755             519,769
                                             -------------       -------------
         TOTAL CURRENT LIABILITIES              34,296,940          36,853,013

LONG-TERM DEBT, less current portion             8,176,476           4,569,396

DEFERRED INCOME TAXES                            3,253,927           3,254,327

SHAREHOLDERS' EQUITY
     Serial Preferred Shares
         (authorized 1,000,000)                       --                  --

     Common Shares, without par value
         (authorized 30,000,000 shares;
          outstanding 18,257,270 and
          18,539,982, respectively)*             6,820,982          10,659,714
     Additional paid-in capital                137,827,334         109,864,137
     Foreign currency translation
         adjustment                               (360,218)           (213,572)
     Retained income                            24,858,790          42,134,712
                                             -------------       -------------
                                               169,146,888         162,444,991
                                             -------------       -------------
                                             $ 214,874,231       $ 207,121,727
                                             =============       =============


*Adjusted for a ten percent stock dividend in August, 1997.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                   ------------------------------------------

                                        FOR THE THREE                    FOR THE NINE
                                        MONTHS ENDED                     MONTHS ENDED
                               -----------------------------     ------------------------------
                               September 30,   September 30,     September 30,    September 30,
                                   1997            1996             1997               1996
                               -----------      -----------      ------------      ------------
Net sales                      $81,141,353      $77,879,982      $244,115,071      $230,385,397

Costs and expenses
    Cost of sales               57,072,104       55,207,594       169,286,385       157,774,466
    Operating expenses          17,347,176       16,337,585        50,759,866        47,681,893
    Interest expense, net           55,369           47,556           162,144           301,868
                               -----------      -----------      ------------      ------------
Total costs & expenses          74,474,649       71,592,735       220,208,395       205,758,227

Income before
    income taxes                 6,666,704        6,287,247        23,906,676        24,627,170

Income taxes                     2,734,000        2,578,000         9,852,000        10,097,000
                               -----------      -----------      ------------      ------------
    Net income                 $ 3,932,704      $ 3,709,247      $ 14,054,676      $ 14,530,170
                               ===========      ===========      ============      ============
Net income per
    Common Share*              $       .21      $       .20      $        .76      $        .78

Dividends per
    Common Share*              $       .05      $      .045      $        .14      $        .12

Weighted average
     number of Common
     Shares outstanding*        18,496,143       18,639,360        18,529,742        18,628,000


*Adjusted for a  ten percent stock dividend in August, 1997.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
              -----------------------------------------------------

                                                               Sept. 30,          Sept. 30,
                                                                  1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES                          ------------       ------------
      Net income                                              $ 14,054,676       $ 14,530,170
      Items not affecting use of cash
         Depreciation                                            8,925,178          8,046,707
         Amortization of excess of cost over fair
              value of net assets of companies acquired            556,380            416,520
         Amortization of other intangible assets                   409,917            357,752
     Cash flow provided by (used for) working capital
         Accounts receivable                                     5,588,688         (1,037,260)
         Inventories                                              (385,923)         2,777,840
         Prepaid expenses                                         (730,245)         1,438,333
         Accounts payable and accrued expenses                  (3,165,769)          (495,111)
                                                              ------------       ------------
     Net cash provided by operating activities                  25,252,902         26,034,951

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of business, net of cash acquired              (7,955,077)              --
     Additions to property, plant and
          equipment, net                                       (18,868,810)       (13,639,879)
     Other                                                         168,441            (24,503)
                                                              ------------       ------------
     Net cash used for investing activities                    (26,655,446)       (13,664,382)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings (repayments) - net                               3,540,801         (9,178,573)
     Cash dividends paid                                        (2,614,897)        (2,202,350)
     Proceeds from issuance of common stock                        596,308            564,993
     Repurchase of common stock                                 (5,176,838)          (273,072)
                                                              ------------       ------------
     Net cash provided by (used for) financing activities       (3,654,626)       (11,089,002)

(DECREASE) INCREASE IN CASH AND
    TEMPORARY CASH INVESTMENTS                                  (5,057,170)         1,281,567

CASH AND TEMPORARY CASH INVESTMENTS
     JANUARY 1                                                   5,600,349          3,387,562
                                                              ------------       ------------
CASH AND TEMPORARY CASH INVESTMENTS
     SEPTEMBER 30                                             $    543,179       $  4,669,129
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

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations and cash flows for the three months and nine months ended September 30, 1997 and 1996.

(2)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

         The Company made cash payments for interest expense of $197,064 and $135,583 for the three months ended September 30, 1997 and 1996, respectively. Cash payments for interest expense were $397,848 and $653,239 for the nine months ended September 30, 1997 and 1996, respectively. Cash payments for income taxes for the three months ended September 30, 1997 and September 30, 1996 were $4,901,731 and $3,616,502, respectively. For the nine month period the payments for income taxes were $12,610,677 for 1997 and $13,328,805 for 1996.

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.

                             ----------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

         Myers Industries, Inc. reported increased sales for both the quarter and nine month period ended September 30, 1997. Sales rose 4.2 percent to $81.1 million for the quarter as compared to $77.9 million in 1996. In the first nine months, sales increased to $244.1 million, an increase of 6.0 percent from $230.4 million a year ago. Net income for the third quarter ended September 30, 1997 was $3.9 million an increase of 6 percent from $3.7 million in the prior year. Net income per share was $.21 for the quarter, an increase of 5 percent from the $.20 per share reported in 1996. Earnings in the first nine months were $14.1 million or $.76 per share, a decrease of 3 percent compared with the $14.5 million and $.78 per share in 1996.

         For the quarter net sales increased primarily on the strength of unit volume increases in the Distribution segment. For the quarter, sales in the Distribution segment increased 9.6 percent while sales in the Manufacturing segment were basically flat. Year to date, sales in the Distribution segment are up 9.7 percent and Manufacturing segment sales have increased 3.8 percent.

         Cost of sales increased 3.4 percent or $1.9 million for the quarter and $11.5 million or 7.3 percent for the nine months ended September 30, 1997. Gross profit, expressed as a percentage of sales, increased to 29.7 percent for the quarter and decreased to 30.7 percent for the nine month period compared to 29.1 percent and 31.5 percent for the same periods in 1996. The year-to-date decline in gross profit margin is primarily due to higher raw material costs, principally plastic resins, used in the Manufacturing segment.

         Operating expenses increased $1.0 million or 6.2 percent for the quarter and $3.1 million or 6.5 percent for the nine month period ended September 30, 1997. Operating expenses, expressed as a percentage of sales, increased slightly to 21.4 percent for the quarter compared with 21.0 percent in the same quarter of 1996. For the nine month period, operating expenses as a percentage of sales also increased slightly to 20.8 percent from 20.7 percent in the prior year.

         Net interest expense for the quarter increased to $55,369 from $47,556 in 1996 reflecting higher borrowing levels as a result of the Molded Solutions acquisition. For the nine month period, net interest expense decreased to $162,144 from $301,868 based on lower average borrowing levels.

Results of Operations (Con't)
-----------------------------

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

         The new statement also changes the calculation of diluted earnings per share and replaces the existing fully diluted earnings per share requirement. FASB Statement No. 128 is effective for periods ending December 15, 1997, and requires that all prior period earnings per share presented be restated. The Company does not expect the new standard, when implemented, to have a material effect on the current or historical earnings per share amounts presented.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash provided by operating activities is the primary source of liquidity and amounted to $25.3 million for the nine months ended September 30, 1997. Long-term debt increased by $3.6 million during the nine months of 1997 and debt as a percentage of total capitalization increased to 5.1 percent compared to 3.0 percent at December 31, 1996. Working capital decreased to $63.3 million at September 30, 1997 from $69.5 million at December 31, 1996.

         Capital expenditures for the nine months ended September 30, 1997 were $18.9 million. The Company currently anticipates annual capital expenditures in the range of $15.0 to $20.0 million over the next five years. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to fund capital expenditures and meet its short-term and long-term needs.

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

                                            MYERS INDUSTRIES, INC.

11/7/97                                         By: \s\ Gregory J. Stodnick
-----------------------------                       ---------------------------
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