Form 10-K
period 1997-12-31
MYERS INDUSTRIES INC
filed 1998-03-26
CIK 69488

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 1-8524

                             MYERS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                     OHIO                                        34-0778636
       (State or other jurisdiction of              (IRS Employer Identification Number)
        incorporation or organization)
     1293 S. MAIN STREET, AKRON, OHIO         44301                   (330) 253-5592
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998: $273,791,184. Indicate the number of shares outstanding of registrant's common stock as of February 28, 1998: 18,282,578 Shares of Common Stock, without par value.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's Notice of 1998 Annual Meeting and Proxy Statement, dated March 20, 1998, in Part III (Items 10, 11, 12 and 13)

                             CROSS REFERENCE SHEET
                 PURSUANT TO FORM 10-K GENERAL INSTRUCTION G(4)

PART/ITEM                       FORM 10-K HEADING                           REFERENCE MATERIAL
---------                       -----------------                           ------------------
 III/10     Directors and Executive Officers of the Registrant.......    Proxy Statement(1)
                                                                           pages 3 through 7
 III/11     Executive Compensation...................................    Proxy Statement
                                                                           pages 8 through 12
 III/12     Security Ownership of Certain Beneficial Owners and
            Management...............................................    Proxy Statement
                                                                           pages 3 through 7,
                                                                           page 10, and page 15
 III/13     Certain Relationships and Related Transactions...........    Proxy Statement
                                                                           page 7

---------------
(1) Registrant's Notice of 1998 Annual Meeting of Shareholders and Proxy
    Statement

                                     PART I
ITEM 1.  BUSINESS

  (a)  GENERAL DEVELOPMENT OF BUSINESS

     Net sales for the fourth quarter were $95.5 million, up 5 percent from the $90.6 million reported in the same year ago period. Net income for the period was $8.3 million, a 28 percent increase from the $6.5 million reported in 1996. Net income per share was $.45, up 29 percent from 1996's $.35 per share.

     For the full year, net sales increased 6 percent, finishing at $339.6 million, up from the $320.9 million produced in 1996. Net income for the year was $22.3 million, a 6 percent increase from the $21.0 million reported in 1996. Net income per share was $1.21, a 7 percent increase from the $1.13 earned in 1996.

     Our capital position is excellent. Shareholders' equity increased $14.3 million to $176.7 million. Working capital at December 31, 1997 was $67.7 million while total debt remains low at 3% of total capitalization. Cash flow from operating activities was $36.2 million.

     We invested approximately $19 million to continue modernizing and expanding our manufacturing plants. We expect annual capital expenditures for expansion of physical plant and equipment to continue in the range of $15 to $20 million.

  (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                                                              1997        1996        1995
                                                              ----        ----        ----
                                                                 (DOLLARS IN THOUSANDS)
NET SALES
  Distribution of aftermarket repair products and
     services.............................................  $147,543    $136,526    $126,902
  Manufacturing of polymer and metal products.............   204,970     197,319     186,307
  Intra-segment elimination...............................   (12,887)    (12,901)    (12,510)
                                                            --------    --------    --------
                                                            $339,626    $320,944    $300,699
                                                            ========    ========    ========
INCOME BEFORE INCOME TAXES
  Distribution of aftermarket repair products and
     services.............................................  $ 14,504    $ 12,209    $ 11,793
  Manufacturing of polymer and metal products.............    30,040      29,021      23,145
  Corporate...............................................    (6,230)     (5,330)     (7,098)
  Interest expense -- net.................................      (248)       (285)       (784)
                                                            --------    --------    --------
                                                            $ 38,066    $ 35,615    $ 27,056
                                                            ========    ========    ========
IDENTIFIABLE ASSETS
  Distribution of aftermarket repair products and
     services.............................................  $ 53,604    $ 49,605    $ 48,416
  Manufacturing of polymer and metal products.............   163,130     148,708     140,291
  Corporate...............................................     8,703       9,981       5,622
  Intra-segment elimination...............................    (1,359)     (1,172)       (725)
                                                            --------    --------    --------
                                                            $224,078    $207,122    $193,604
                                                            ========    ========    ========
CAPITAL ADDITIONS, NET
  Distribution of aftermarket repair products and
     services.............................................  $    603    $    426    $    227
  Manufacturing of polymer and metal products.............    16,015      20,433      10,722
  Corporate...............................................     2,162         601       1,038
                                                            --------    --------    --------
                                                            $ 18,780    $ 21,460    $ 11,987
                                                            ========    ========    ========
DEPRECIATION/AMORTIZATION
  Distribution of aftermarket repair products and
     services.............................................  $    546    $    598    $    689
  Manufacturing of polymer and metal products.............    10,847       9,352       8,747
  Corporate...............................................       275         280         283
                                                            --------    --------    --------
                                                            $ 11,668    $ 10,230    $  9,719
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

     Myers Tire Supply supplies its domestic and international distribution facilities from its main distribution center. This distribution center stocks approximately 10,000 items which are purchased from numerous suppliers, including certain of the Company's manufacturing businesses. The Company's extensive national distribution network enables it to work closely with manufacturers in the development and distribution of new products.

     COMPETITION

     Competition in the Manufacturing business is substantial and varied in form and size from manufacturers of similar products and of other products which can be readily substituted for those produced by the Company. Competition in the Distribution business is generally from local and regional businesses.

     EMPLOYEES

     As of December 31, 1997 the Company had a total of 2,083 full-time and part-time employees. Of these employees, 1,498 were engaged in the Manufacturing business and 585 were employed in the Distribution business. Approximately 11% of the Company's employees are members of unions. The Company believes it has a good relationship with its employees.

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

ITEM 2.  PROPERTIES

     The following table sets forth by segment certain information with respect to properties owned by the Registrant:

           DISTRIBUTION OF AFTERMARKET REPAIR PRODUCTS AND SERVICES:

                                          APPROXIMATE
                                          FLOOR SPACE    APPROXIMATE
                                            (SQUARE       LAND AREA
            PLANT LOCATION                   FEET)         (ACRES)                     USE
            --------------                -----------    -----------                   ---
Akron, Ohio............................     129,000           8        Executive offices and warehousing
Akron, Ohio............................      60,000           5        Warehousing
Akron, Ohio............................      31,000           2        Warehousing
Pomona, California.....................      17,700           1        Sales and distribution
Englewood, Colorado....................       9,500           1        Sales and distribution
San Antonio, Texas.....................       4,500           1        Sales and distribution
Phoenix, Arizona.......................       8,200           1        Sales and distribution
Akron, Ohio............................       8,000           1        Leased to non-affiliated party
Houston, Texas.........................       7,900           1        Sales and distribution
Indianapolis, Indiana..................       7,800           2        Sales and distribution
Cincinnati, Ohio.......................       7,500           1        Sales and distribution
York, Pennsylvania.....................       7,400           3        Sales and distribution
Atlanta, Georgia.......................       7,000           1        Sales and distribution
Minneapolis, Minnesota.................       5,500           1        Sales and distribution
Charlotte, North Carolina..............       5,100           1        Sales and distribution
Syracuse, New York.....................       4,800           1        Sales and distribution
Franklin Park, Illinois................       4,400           1        Sales and distribution

POLYMER AND METAL PRODUCTS:
Dawson Springs, Kentucky...............     209,000          36        Manufacturing and distribution
Wadsworth, Ohio........................     197,000          23        Manufacturing and distribution
Hannibal, Missouri.....................     196,000          10        Manufacturing and distribution
Bluffton, Indiana......................     175,000          17        Manufacturing and distribution
Roanoke Rapids, North Carolina.........     172,000          20        Manufacturing and distribution
Bristol, Indiana.......................     139,000          12        Manufacturing and distribution
Akron, Ohio............................     121,000          17        Manufacturing and distribution
Shelbyville, Kentucky..................     105,000           8        Manufacturing and distribution
Goddard, Kansas........................      62,000           7        Manufacturing and distribution
Akron, Ohio............................      49,000           6        Manufacturing and distribution
Ontario, California....................      40,000           2        Distribution and warehousing
Mebane, North Carolina.................      30,000           5        Manufacturing and distribution

     The following table sets forth by segment certain information with respect to facilities leased by the Registrant:

                               APPROXIMATE
                               FLOOR SPACE       EXPIRATION DATE
                                 (SQUARE           OF LEASE AND
          LOCATION                FEET)       OPTION PERIOD (IF ANY)                    USE
          --------             -----------    ----------------------                    ---
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1997, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

                                                YEARS AS
               NAME                  AGE    EXECUTIVE OFFICER                    TITLE
               ----                  ---    -----------------                    -----
Stephen E. Myers...................  54            25            President and Chief Executive Officer
Milton I. Wiskind..................  72            26            Senior Vice President and Secretary
Gregory J. Stodnick................  55            18            Vice President -- Finance

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 1997 was 1,980. High and low stock prices and dividends for the last two years were:

                                                      SALES PRICE*
                        1997                          -------------    DIVIDENDS*
                   QUARTER ENDED                      HIGH     LOW        PAID
                   -------------                      -----    ----    ----------
MARCH 31............................................   15 5/8   13 5/8    .04
JUNE 30.............................................   16 1/4   14 5/8    .04
SEPTEMBER 30........................................   16 1/8   14 5/8    .05
DECEMBER 31.........................................   18 3/4   16 1/4    .05

                                                      SALES PRICE*
                        1996                          -------------    DIVIDENDS*
                   QUARTER ENDED                      HIGH     LOW        PAID
                   -------------                      -----    ----    ----------
March 31............................................   17 3/4   13 1/8    .04
June 30.............................................   19 1/4   14 1/8    .04
September 30........................................   17       13        .04
December 31.........................................   16 3/8   13        .04

---------------

* Adjusted for the ten percent stock dividend distributed in August 1997.

ITEM 6.  SELECTED FINANCIAL DATA

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
                               FIVE-YEAR SUMMARY

                                         1997            1996            1995            1994            1993
                                     ------------    ------------    ------------    ------------    ------------
OPERATIONS FOR THE YEAR
  Net sales........................  $339,625,585    $320,943,771    $300,699,109    $274,054,163    $245,136,189
  Cost and expenses
    Cost of sales..................   232,376,615     219,152,386     206,050,902     183,890,614     163,794,129
    Selling........................    39,322,295      36,170,478      33,973,656      32,238,245      30,428,260
    General and administrative.....    29,613,322      29,720,351      32,834,285      27,258,865      24,373,483
    Interest -- net................       247,570         285,290         784,427         620,276       1,091,590
                                     ------------    ------------    ------------    ------------    ------------
                                      301,559,802     285,328,505     273,643,270     244,008,000     219,687,462
                                     ------------    ------------    ------------    ------------    ------------
    Income before income taxes.....    38,065,783      35,615,266      27,055,839      30,046,163      25,448,727
    Income taxes...................    15,727,000      14,612,000      11,087,000      12,215,000      10,054,000
                                     ------------    ------------    ------------    ------------    ------------
    Net Income.....................  $ 22,338,783    $ 21,003,266    $ 15,968,839    $ 17,831,163    $ 15,394,727
                                     ------------    ------------    ------------    ------------    ------------
    Net income per share*..........  $       1.21    $       1.13    $       0.86    $       0.96    $       0.86
                                     ------------    ------------    ------------    ------------    ------------
FINANCIAL POSITION -- AT YEAR END
    Total Assets...................  $224,077,922    $207,121,727    $193,603,873    $172,026,887    $152,386,302
                                     ------------    ------------    ------------    ------------    ------------
    Current assets.................   107,426,627     106,309,880     101,087,297      94,724,955      78,922,479
    Current liabilities............    39,643,522      36,853,013      32,372,026      34,093,593      24,380,541
                                     ------------    ------------    ------------    ------------    ------------
    Working capital................    67,783,105      69,456,867      68,715,271      60,631,362      54,541,938
    Other assets...................    26,100,386      20,151,914      23,086,827      15,923,620      15,769,611
    Property, plant and
      equipment -- net.............    90,550,909      80,659,933      69,429,749      61,378,312      57,694,212
    Less:
      Long-term debt...............     4,261,257       4,569,396      13,335,191       4,154,646      10,654,650
      Deferred income taxes........     3,496,196       3,254,327       2,713,106       2,869,976       2,064,399
                                     ------------    ------------    ------------    ------------    ------------
SHAREHOLDERS' EQUITY...............  $176,676,947    $162,444,991    $145,183,550    $130,908,672    $115,286,712
                                     ------------    ------------    ------------    ------------    ------------
COMMON SHARES OUTSTANDING*.........    18,278,895      18,539,982      18,596,621      18,513,111      18,487,262
                                     ------------    ------------    ------------    ------------    ------------
BOOK VALUE PER COMMON SHARE*.......  $       9.67    $       8.76    $       7.81    $       7.07    $       6.24
                                     ------------    ------------    ------------    ------------    ------------
OTHER DATA
    Dividends paid.................  $  3,529,921    $  3,049,642    $  2,577,154    $  2,326,964    $  2,058,288
    Dividends paid per Common
      Share*.......................          0.18            0.16            0.14            0.13            0.11
                                     ------------    ------------    ------------    ------------    ------------
    Average Common Shares
      Outstanding during the
      year.........................    18,471,084      18,619,178      18,558,502      18,513,418      17,816,764
                                     ============    ============    ============    ============    ============

---------------

* Adjusted for the ten percent stock dividend paid in August, 1997 and August, 1995; the five-for-four stock split distributed in August, 1994; and ten percent stock dividend paid in August, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

1997 RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 1997 increased by $18.7 million or 6 percent over 1996 to a record $339.6 million. In 1997 the Company recorded increases and record sales in both of its business segments. Sales in the Distribution segment increased $11.0 million or 8 percent as a result of higher unit volumes. Sales in the Manufacturing segment increased $7.7 million or 4 percent primarily due to higher unit volumes and the inclusion of Molded Solutions' operations subsequent to the April 25, 1997 acquisition. The Company experienced significant competitive pricing pressures in both of its business segments during 1997.

     Cost of sales was $232.4 million in 1997 an increase of 6 percent compared to $219.2 million in 1996. Gross profit increased $5.5 million to $107.2 million based on the increase in sales. Gross profit as a percentage of sales dropped to
31.6 percent from 31.7 percent primarily due to higher raw material costs in the Manufacturing segment.

     Operating expenses in 1997 increased by $3.0 million or 4.6 percent as a result of the increased sales volume. Operating expenses as a percent of sales decreased to 20.3 percent from 20.5 percent in 1996 as a result of improved leverage for general and administrative expenses which were virtually unchanged at $29.6 million for 1997 compared with $29.7 million in 1996.

     Net interest expense decreased 13.2 percent to $247,570 based on lower average borrowing levels but had no material net impact on the Company's financial results.

1996 RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 1996 increased $20.2 million or 7 percent compared to 1995 as the Company experienced growth in both of its business segments. Sales in the Distribution segment increased $9.6 million or 8 percent primarily resulting from increased unit sales. The Manufacturing segment experienced a sales increase of $10.6 million or 6 percent principally due to the inclusion of Ameri-Kart's operations for a full year versus six months in 1995.

     Gross profit as a percentage of sales increased to 31.7 percent in 1996 from 31.5 percent in 1995. This increase was primarily achieved in the Manufacturing segment based on increased productivity combined with a better sales mix resulting from the disposition in 1995 of certain lower margin product lines.

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

FINANCIAL CONDITION

     The Company generated cash from operating activities of $36.2 million in 1997 and $34.7 million in 1996. Working capital was $67.7 million at December 31, 1997 with a current ratio of 2.7 to 1. Total debt expressed as a percent of total capitalization was 3 percent at December 31, 1997. This strong capital position provides the Company with the flexibility to finance additional manufacturing capacity, working capital needs and other corporate requirements. Based on the Company's strong financial condition, 1997 saw a 10 percent stock dividend and an increase in cash dividends for the 22nd consecutive year.

     Investments in property, plant and equipment totaled $18.8 million in 1997 and $21.5 million in 1996. During the next five years, the Company anticipates on-going capital expenditures in the range of $15 to $20 million per year. Management believes available credit facilities and anticipated cash flows from operations will be sufficient to meet the needs of its business, both short-term and long-term.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and accompanying notes and the reports of management and independent accountants follow Item 9 of this Report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the Registrant's independent accountants on accounting and financial disclosure matters within the two year period ended December 31, 1997, or in any period subsequent to such date.

SUMMARIZED QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED) THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA

                                      MARCH 31     JUNE 30     SEPT. 30     DEC. 31      TOTAL
           QUARTER ENDED 1997         --------     -------     --------     -------      -----
         NET SALES..................  $76,799      $86,175     $81,141      $95,511     $339,626
         GROSS PROFIT...............   24,088       26,672      24,069       32,420      107,249
         NET INCOME.................    4,809        5,313       3,933        8,284       22,339
         PER SHARE..................      .26          .29         .21          .45         1.21

                                      MARCH 31     JUNE 30     SEPT. 30     DEC. 31      TOTAL
           QUARTER ENDED 1996         --------     -------     --------     -------     --------
         Net Sales..................  $72,554      $79,951     $77,880      $90,559     $320,944
         Gross Profit...............   24,350       25,589      22,672       29,180      101,791
         Net Income.................    5,215        5,606       3,709        6,473       21,003
         Per Share..................      .28          .30         .20          .35         1.13

---------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio,
February 9, 1998

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                      1997            1996            1995
                                                  ------------    ------------    ------------
Net sales.......................................  $339,625,585    $320,943,771    $300,699,109
Cost of sales...................................   232,376,615     219,152,386     206,050,902
                                                  ------------    ------------    ------------
  Gross profit..................................   107,248,970     101,791,385      94,648,207
                                                  ------------    ------------    ------------
Operating expenses
  Selling.......................................    39,322,295      36,170,478      33,973,656
  General and administrative....................    29,613,322      29,720,351      32,834,285
                                                  ------------    ------------    ------------
                                                    68,935,617      65,890,829      66,807,941
                                                  ------------    ------------    ------------
     Operating income...........................    38,313,353      35,900,556      27,840,266
                                                  ------------    ------------    ------------
Interest
  Income........................................      (348,746)       (319,533)       (212,708)
  Expense.......................................       596,316         604,823         997,135
                                                  ------------    ------------    ------------
                                                       247,570         285,290         784,427
                                                  ------------    ------------    ------------
Income before income taxes......................    38,065,783      35,615,266      27,055,839
Income taxes....................................    15,727,000      14,612,000      11,087,000
                                                  ------------    ------------    ------------
Net income......................................  $ 22,338,783    $ 21,003,266    $ 15,968,839
                                                  ------------    ------------    ------------
Net income per share............................  $       1.21    $       1.13    $       0.86
                                                  ============    ============    ============

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                        AS OF DECEMBER 31, 1997 AND 1996

                                                                  1997            1996
                                                              ------------    ------------
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments.......................  $  6,297,726    $  5,600,349
  Accounts receivable -- less allowances of $2,102,000 and
     $2,213,000, respectively...............................    54,940,671      57,604,506
  Inventories
     Finished and in-process products.......................    35,427,355      33,042,266
     Raw materials and supplies.............................     7,627,878       6,788,086
                                                              ------------    ------------
                                                                43,055,233      39,830,352
  Prepaid expenses..........................................     3,132,997       3,274,673
                                                              ------------    ------------
TOTAL CURRENT ASSETS........................................   107,426,627     106,309,880
OTHER ASSETS
  Excess of cost over fair value of net assets of companies
     acquired...............................................    20,484,628      14,328,410
  Patents and other intangible assets.......................     2,427,633       2,750,530
  Other.....................................................     3,188,125       3,072,974
                                                              ------------    ------------
                                                                26,100,386      20,151,914
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land......................................................     2,597,342       2,547,509
  Buildings and leasehold improvements......................    42,043,716      38,918,648
  Machinery and equipment...................................   125,413,124     108,594,273
                                                              ------------    ------------
                                                               170,054,182     150,060,430
  Less allowances for depreciation and amortization.........    79,503,273      69,400,497
                                                              ------------    ------------
                                                                90,550,909      80,659,933
                                                              ------------    ------------
                                                              $224,077,922    $207,121,727
                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 14,414,557    $ 15,189,488
  Accrued expenses
     Employee compensation and related items................    12,014,848      10,562,313
     Taxes, other than income taxes.........................     1,162,642       1,062,498
     Income taxes...........................................     1,208,327       1,452,107
     Other..................................................     9,996,832       8,066,838
  Current portion of long-term debt.........................       846,316         519,769
                                                              ------------    ------------
TOTAL CURRENT LIABILITIES...................................    39,643,522      36,853,013
LONG-TERM DEBT, LESS CURRENT PORTION........................     4,261,257       4,569,396
DEFERRED INCOME TAXES.......................................     3,496,196       3,254,327
SHAREHOLDERS' EQUITY
  Serial Preferred Shares (authorized 1,000,000 shares).....           -0-             -0-
  Common Shares, without par value (authorized 30,000,000
     shares; outstanding 18,278,895 and 18,539,982 shares,
     respectively)..........................................    11,573,496      10,659,714
  Additional paid-in capital................................   133,359,303     109,864,137
  Foreign currency translation adjustment...................      (484,820)       (213,572)
  Retained income...........................................    32,228,968      42,134,712
                                                              ------------    ------------
                                                               176,676,947     162,444,991
                                                              ------------    ------------
                                                              $224,077,922    $207,121,727
                                                              ============    ============

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                              FOREIGN
                                       COMMON SHARES          ADDITIONAL     CURRENCY
                                  ------------------------     PAID-IN      TRANSLATION     RETAINED
                                    NUMBER       AMOUNT        CAPITAL      ADJUSTMENT       INCOME
                                    ------       ------       ----------    -----------     --------
BALANCE AT JANUARY 1, 1995......  15,300,092   $ 8,303,598   $ 90,606,429    ($466,191)   $ 32,464,836
Additions
  Net income....................         -0-           -0-            -0-          -0-      15,968,839
  Sales under option plans......      36,986       314,615            -0-          -0-             -0-
  Employees stock purchase
     plan.......................      23,908       344,583            -0-          -0-             -0-
  Dividend reinvestment plan....      11,205       161,770            -0-          -0-             -0-
  Foreign currency
     translation................         -0-           -0-            -0-       72,351             -0-
Deductions
  Dividends -- $.14 per share...         -0-           -0-            -0-          -0-      (2,577,154)
  10% stock dividend............   1,533,828       889,620     20,775,687          -0-     (21,675,433)
                                  ----------   -----------   ------------    ---------    ------------
BALANCE AT DECEMBER 31, 1995....  16,906,019   $10,014,186   $111,382,116    ($393,840)   $ 24,181,088
                                  ----------   -----------   ------------    ---------    ------------
Additions
  Net income....................         -0-           -0-            -0-          -0-      21,003,266
  Sales under option plans......      25,235       215,857            -0-          -0-             -0-
  Employees stock purchase
     plan.......................      21,111       350,462            -0-          -0-             -0-
  Dividend reinvestment plan....       8,764       145,995            -0-          -0-             -0-
  Foreign currency
     translation................         -0-           -0-            -0-      180,268             -0-
Deductions
  Purchases for treasury........    (106,600)      (66,786)    (1,517,979)         -0-             -0-
  Dividends -- $.16 per share...         -0-           -0-            -0-          -0-      (3,049,642)
                                  ----------   -----------   ------------    ---------    ------------
BALANCE AT DECEMBER 31, 1996....  16,854,529   $10,659,714   $109,864,137    ($213,572)   $ 42,134,712
                                  ----------   -----------   ------------    ---------    ------------
Additions
  Net income....................         -0-           -0-            -0-          -0-      22,338,783
  Sales under option plans......      32,204        24,902        357,976          -0-             -0-
  Employees stock purchase
     plan.......................      22,720        12,920        366,787          -0-             -0-
  Dividend reinvestment plan....       7,012         4,005        114,201          -0-             -0-
Deductions
  Purchases for treasury........    (326,100)     (208,704)    (4,968,134)         -0-             -0-
  Dividends -- $.18 per share...         -0-           -0-            -0-          -0-      (3,529,921)
  10% stock dividend............   1,688,530     1,080,659     27,624,336          -0-     (28,714,606)
  Foreign currency
     translation................         -0-           -0-            -0-     (271,248)            -0-
                                  ----------   -----------   ------------    ---------    ------------
BALANCE AT DECEMBER 31, 1997....  18,278,895   $11,573,496   $133,359,303    ($484,820)   $ 32,228,968
                                  ==========   ===========   ============    =========    ============

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         1997           1996           1995
                                                         ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.......................................  $ 22,338,783   $ 21,003,266   $ 15,968,839
  Items not affecting use of cash
     Depreciation..................................    11,667,787     10,229,957      9,718,545
     Amortization of excess of cost over fair value
       of net assets of companies acquired.........       793,296        625,687        420,360
     Amortization of other intangible assets.......       752,801        455,030        311,576
     Deferred income taxes.........................       241,869        541,221       (473,870)
  Cash flow provided by (used for) working capital
     Accounts receivable...........................     3,195,634     (5,103,490)     2,159,910
     Inventories...................................    (2,800,318)     1,419,395        447,254
     Prepaid expenses..............................      (225,746)       604,299     (1,504,288)
     Accounts payable and accrued expenses.........       235,850      4,937,322     (4,376,141)
                                                     ------------   ------------   ------------
     Net cash provided by operating activities.....    36,199,956     34,712,687     22,672,185
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment,
     net...........................................   (18,779,760)   (21,460,141)   (11,986,974)
  Acquisition of business, net of cash acquired....    (7,955,077)           -0-    (14,519,740)
  Other............................................      (455,917)     2,104,464        313,685
                                                     ------------   ------------   ------------
     Net cash used for investing activities........   (27,190,754)   (19,355,677)   (26,193,029)
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchases for treasury...........................    (5,176,838)    (1,584,765)             0
  Proceeds from issuance of common stock...........       880,791        712,314        820,968
  Cash dividends paid..............................    (3,529,921)    (3,049,642)    (2,577,154)
  Borrowings (repayments) net......................      (485,857)    (9,222,130)     6,869,889
                                                     ------------   ------------   ------------
     Net cash provided by (used for) financing
       activities..................................    (8,311,825)   (13,144,223)     5,113,703
                                                     ------------   ------------   ------------
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS....       697,377      2,212,787      1,592,859
CASH AND TEMPORARY CASH INVESTMENTS
  January 1........................................     5,600,349      3,387,562      1,794,703
                                                     ------------   ------------   ------------
CASH AND TEMPORARY CASH INVESTMENTS
  December 31......................................  $  6,297,726   $  5,600,349   $  3,387,562
                                                     ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
     Interest......................................  $    574,062   $    737,416   $    874,602
     Income taxes..................................    15,857,230     15,387,482     10,450,330

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

FINANCIAL INSTRUMENTS

     Temporary cash investments, all of which have an original maturity of ninety days or less, are considered cash equivalents. Other financial instruments, consisting of trade and notes receivable, and long-term debt, are considered to have a fair value which approximates carrying value at December 31, 1997.

INVENTORIES

     Inventories are stated at the lower of cost or market. For approximately 78 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

     If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $5,207,000, $6,300,000, and $5,173,000 higher than reported at December 31, 1997, 1996 and 1995, respectively.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of annual rates expected to amortize the cost of such assets over their estimated useful lives by the straight-line method.

REVENUE RECOGNITION

     The Company recognizes revenue from sales when goods are shipped.

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF COMPANIES ACQUIRED

     This asset represents the excess of cost over the fair value of net assets of companies acquired and is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Accumulated amortization at

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

December 31, 1997 and 1996 was $4,335,000 and $3,542,000, respectively.
Management, which regularly evaluates its accounting for goodwill, considering primarily such factors as current and historical profitability, along with discounted cash flows, believes that the asset is realizable and the amortization periods are still appropriate.

RESEARCH AND DEVELOPMENT

     Research, engineering, testing and product development costs are charged to current operations as incurred.

NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which eliminates the concept of common stock equivalents and replaces "primary" and "fully diluted" earnings per shares with "basic" and "diluted" earnings per share.

     Basic net income per share, as shown on the Statements on Consolidated Income, is determined on the basis of the weighted average number of Common Shares outstanding during the year. The restatement of prior periods, as required by FASB 128, did not effect the earnings per share amounts previously reported, and for all periods shown basic and diluted earnings per share are identical. During the years ended December 31, 1997 and December 31, 1995, the Company paid a ten percent stock dividend. All per share data has been adjusted for the stock dividends.

ACQUISITIONS

     On April 25, 1997, the Company acquired substantially all of the assets of Molded Solutions, Inc., a manufacturer of custom engineered molded rubber products. The Asset Purchase Agreement provides for payment of additional consideration contingent upon the earning of Molded Solutions during the 12 month period ending April 25, 1998. The acquisition has been accounted for using the purchase method and accordingly, Molded Solution's results of operations, the amounts of which are not material, have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates with the excess of cost over the fair value of assets acquired being amortized on a straight-line basis over 15 years.

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

     For the Company's existing defined benefit plans, net periodic pension costs were as follows:

                                                    1997         1996         1995
                                                  ---------    ---------    ---------
Service cost-benefit earned during the year.....  $ 130,062    $ 122,707    $  92,754
Interest cost on projected benefit obligation...    197,685      187,704      167,255
Return on plan assets...........................   (593,354)    (252,263)    (473,801)
Net amortization................................    380,612       69,795      327,479
                                                  ---------    ---------    ---------
Net periodic pension cost.......................  $ 115,005    $ 127,943    $ 113,687
                                                  =========    =========    =========

     Assumptions used for these plans were as follows: discount rate, 7.0%; rate of return on plan assets, 8.0%. Future benefit increases were not considered as there is no substantive commitment to increase benefits.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     The following table sets forth the plans' funded status at December 31, 1997 and 1996 (in thousands):

                                                   1997                   1996
                                                -----------    ---------------------------
                                                OVER-FUNDED    OVER-FUNDED    UNDER-FUNDED
                                                   PLANS          PLANS          PLANS
                                                -----------    -----------    ------------
Projected benefit obligation
  Vested benefits...........................      $2,968         $1,033          $1,800
  Non-vested................................          90             42              40
                                                  ------         ------          ------
Accumulated benefit obligation..............       3,058          1,075           1,840
Fair value of plan assets...................       3,581          1,188           1,703
                                                  ------         ------          ------
Projected benefit obligation in excess of
  plan assets...............................         523            113            (137)
Unrecognized net (gain).....................        (554)             1            (167)
Unrecognized net obligation at date of
  adoption..................................         215             72             170
                                                  ------         ------          ------
Net projected pension (liability) asset.....      $  184         $  186          ($ 134)
                                                  ======         ======          ======

     A profit sharing plan is maintained for eligible employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. During 1997, the Company established a Supplemental Executive Retirement Plan (SERP) which will provide participating senior executives with retirement benefits in addition to amount payable under the profit sharing plan. The SERP is unfunded apart from the general assets of the Company.

     The aggregate cost of all retirement and profit sharing plans reflected in the accompanying statements of consolidated income is $2,737,000, $2,398,000 and $1,784,000 for the years 1997, 1996 and 1995, respectively.

LONG-TERM DEBT AND CREDIT AGREEMENTS

     Long-term debt at December 31, consisted of the following:

                                                                 1997          1996
                                                              ----------    ----------
Industrial revenue bonds....................................   4,500,000     4,854,166
Other.......................................................     607,573       234,999
                                                              ----------    ----------
                                                               5,107,573     5,089,165
Less current portion........................................     846,316       519,769
                                                              ----------    ----------
                                                              $4,261,257    $4,569,396
                                                              ==========    ==========

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

     The industrial revenue bonds mature at various dates through 2010 with interest rates ranging from 3.88 percent to 4.10 percent. Two industrial revenue bonds are backed by standby letters of credit with an associated fee of 3/4 percent per annum. Other includes notes which mature in various amounts through 1999 and bear a weighted average interest rate of 7.84 percent.

     The maturities of long-term debt for the five years ending December 31, 2002, are $846,000 in 1998; $261,000 in 1999; and nothing in 2000, 2001 and
2002.

     The revolving credit agreement and certain of the industrial revenue bond issues contain customary covenants which include, among other things, maintenance of minimum tangible net worth and minimum

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
working capital, restrictions on certain additional indebtedness and requirements to maintain certain financial ratios. At December 31, 1997, the Company was in compliance with those covenants.

LEASES

     The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $2,664,000, $2,361,000, and $2,306,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum rental commitments for the next five years are as follows:

YEAR ENDED DECEMBER 31,   COMMITMENT
-----------------------   ----------
          1998            $2,464,000
          1999             2,066,000
          2000             1,470,000
          2001               953,000
          2002               421,000

INCOME TAXES

     The effective tax rate was 41.3% in 1997, 41.0% in 1996 and 41.0% in 1995. A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                              PERCENT OF PRE-TAX INCOME
                                                             ---------------------------
                                                             1997       1996       1995
                                                             ----       ----       ----
Statutory Federal income tax rate..........................  35.0%      35.0%      35.0%
State income taxes -- net of Federal tax benefit...........   4.8        5.0        4.6
Effect of non-deductible depreciation and amortization.....    .5         .6         .7
Other......................................................   1.0         .4         .7
                                                             ----       ----       ----
Effective tax rate for the year............................  41.3%      41.0%      41.0%
                                                             ====       ====       ====

     Income taxes consisted of the following:

                                      1997                  1996                  1995
                               ------------------    ------------------    ------------------
                               CURRENT   DEFERRED    CURRENT   DEFERRED    CURRENT   DEFERRED
                               -------   --------    -------   --------    -------   --------
                                                   (DOLLARS IN THOUSANDS)
Federal......................  $12,427     $242      $11,258      399      $ 9,133    $(326)
Foreign......................      255      (22)         224        1          361        2
State and local..............    2,835      (10)       2,589      141        2,066     (149)
                               -------     ----      -------     ----      -------    -----
                               $15,517     $210      $14,071     $541      $11,560    $(473)
                               =======     ====      =======     ====      =======    =====

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

INCOME TAXES

     Significant components of the Company's deferred tax liabilities as of December 31, 1997 and 1996 are as follows:

                                                                 1997          1996
                                                               ---------     ---------
                                                               (DOLLARS IN THOUSANDS)
                                                               -----------------------
Deferred income tax liabilities:
  Property, plant and equipment.............................    $8,967        $8,450
  Employee benefit trust....................................       323           170
                                                                ------        ------
                                                                 9,290         8,620
                                                                ------        ------
Deferred income tax assets:
  Compensation..............................................     2,170         1,575
  Inventory valuation.......................................       607           648
  Allowance for uncollectible accounts......................       702           696
  Non-deductible accruals...................................     2,170         2,243
  Other.....................................................       145           204
                                                                ------        ------
                                                                 5,794         5,366
                                                                ------        ------
Net deferred income tax liability...........................    $3,496        $3,254
                                                                ======        ======

STOCK OPTIONS

     In 1997, the Company adopted the 1997 Stock Option Plan allowing key employees to purchase Common Stock of the Company at the market price on the date of grant. The plan provides that stock options expire five years from date of grant and are exercisable up to 20 percent of the shares granted each year. The activity listed below covers both the 1997 Stock Option Plan and the 1992 Incentive Stock Option Plan.

     Stock options granted during the past three years were as follows: during 1997, 149,545 shares at prices from $14.55 to $16.50; during 1996, 88,165 shares at prices from $16.14 to $17.77; during 1995, 27,750 shares at prices from $11.87 to $13.52.

     Stock options exercised during the past three years were as follows: during 1997, 35,852 shares at prices from $10.80 to $16.14; during 1996, 27,944 shares at prices from $7.03 to $13.46; during 1995, 42,979 shares at prices from $6.57 to $13.46.

     At December 31, 1997, 1996 and 1995 there were outstanding options for the purchase of 367,449, 260,402 and 204,381 shares respectively, at prices ranging from $11.77 to $17.77 per shares in 1997; $10.80 to $17.77 per share in 1996 and
$7.03 to $15.95 in 1995.

     At December 31, 1997 and 1996, there were options for 142,741 and 136,214 shares, respectively that were exercisable.

     The Company accounts for stock options under APB Opinion No. 25 and, therefore, does not recognize employee compensation for options granted using the fair value method set forth in FASB Statement No. 123 "Accounting for Stock Based Compensation." If the Company had followed FASB 123 rather than APB 25, net income and earnings per share would not have been materially different from the reported amounts for 1997, 1996 or 1995.

INDUSTRY SEGMENTS

     The Company operates principally in two areas of business, the first being the distribution of aftermarket repair products and services. These products are distributed both domestically through branches in major cities in the United States and in foreign countries where, in some cases, the Company has controlling interest in companies located in those countries. The second major area of the Company's business is polymer and

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
metal products which are manufactured in Company-owned facilities and distributed through mass merchandisers, warehouse distributors, sales representatives and in-house salesmen, principally in the United States. No single customer represents 10 percent or more of total Company revenues. In addition, foreign countries and operations, individually and in the aggregate, do not represent more than 10 percent of the total sales, income or assets of the Company.

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

     The table sets forth information relating to the Company's operations for the years ended December 31, 1997, 1996 and 1995, as required by the Statement of Financial Accounting Standards No. 14.

                                                              1997        1996        1995
                                                              ----        ----        ----
                                                                 (DOLLARS IN THOUSANDS)
NET SALES
  Distribution of aftermarket repair products and
     services.............................................  $147,543    $136,526    $126,902
  Manufacturing of polymer and metal products.............   204,970     197,319     186,307
  Intra-segment elimination...............................   (12,887)    (12,901)    (12,510)
                                                            --------    --------    --------
                                                            $339,626    $320,944    $300,699
                                                            ========    ========    ========
INCOME BEFORE INCOME TAXES
  Distribution of aftermarket repair products and
     services.............................................  $ 14,504    $ 12,209    $ 11,793
  Manufacturing of polymer and metal products.............    30,040      29,021      23,145
  Corporate...............................................    (6,230)     (5,330)     (7,098)
  Interest expense-net....................................      (248)       (285)       (784)
                                                            --------    --------    --------
                                                            $ 38,066    $ 35,615    $ 27,056
                                                            ========    ========    ========
IDENTIFIABLE ASSETS
  Distribution of aftermarket repair products and
     services.............................................  $ 53,604    $ 49,605    $ 48,416
  Manufacturing of polymer and metal products.............   163,130     148,708     140,291
  Corporate...............................................     8,703       9,981       5,622
  Intra-segment elimination...............................    (1,359)     (1,172)       (725)
                                                            --------    --------    --------
                                                            $224,078    $207,122    $193,604
                                                            ========    ========    ========
CAPITAL ADDITIONS, NET
  Distribution of aftermarket repair products and
     services.............................................  $    603    $    426    $    227
  Manufacturing of polymer and metal products.............    16,015      20,433      10,722
  Corporate...............................................     2,162         601       1,038
                                                            --------    --------    --------
                                                            $ 18,780    $ 21,460    $ 11,987
                                                            ========    ========    ========
DEPRECIATION/AMORTIZATION
  Distribution of aftermarket repair products and
     services.............................................  $    546    $    598    $    689
  Manufacturing of polymer and metal products.............    10,847       9,352       8,747
  Corporate...............................................       275         280         283
                                                            --------    --------    --------
                                                            $ 11,668    $ 10,230    $  9,719
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

                          EMPLOYEE STOCK PURCHASE PLAN

                                    CONTENTS

     Report of Independent Public Accountants for the Myers Industries, Inc. Employee Stock Purchase Plan

     Financial Statements for the Myers Industries, Inc. Employee Stock Purchase
Plan:

        (1) Statements of Assets Available for Plan Benefits as of December 31, 1997 and 1996; and

        (2) Statements of Changes in Assets Available for Plan Benefits for the Years Ended December 31, 1997, 1996 and 1995.

     Notes to Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Myers Industries, Inc. Employee
Stock Purchase Plan Administrator:

     We have audited the accompanying statements of assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 1997 and 1996, and the related statements of changes in assets available for plan benefits for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 1997 and 1996, and the changes in its assets available for plan benefits for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Cleveland, Ohio,
February 9, 1998

                             MYERS INDUSTRIES, INC.
                          EMPLOYEE STOCK PURCHASE PLAN

                STATEMENTS OF ASSETS AVAILABLE FOR PLAN BENEFITS
                           DECEMBER 31, 1997 AND 1996

                                                               1997       1996
                                                               ----       ----
Receivable from Trustee.....................................  $84,839    $84,687
                                                              =======    =======
(Myers Industries, Inc.)

          STATEMENTS OF CHANGES IN ASSETS AVAILABLE FOR PLAN BENEFITS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997         1996         1995
                                                            ----         ----         ----
Contributions:
Participants' contributions beginning of period.........  $  84,687    $  77,531    $  82,563
Participants' contributions during the period...........    341,806      322,503      305,000
                                                          ---------    ---------    ---------
Assets Available for Stock Purchases....................    426,493      400,034      387,563
  Less:
Assets Used for Stock Purchases.........................   (341,654)    (315,347)    (310,032)
                                                          ---------    ---------    ---------
Assets Available for Plan Benefits at End of Period.....  $  84,839    $  84,687    $  77,531
                                                          =========    =========    =========

              See the accompanying notes to financial statements.

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the directors of the Registrant, see "Election of Directors" on pages 3 through 6 of Registrant's Proxy Statement dated March 20, 1998 ("Proxy Statement"), which is incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Principal Shareholders" and "Election of Directors" on page 15, and pages 3 through 6, respectively, of the Proxy Statement, which are incorporated herein by reference.

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

     The following consolidated financial statements of the Registrant appear in
Part II of this Report:

     14. (A)(1) FINANCIAL STATEMENTS

        CONSOLIDATED FINANCIAL STATEMENTS OF MYERS INDUSTRIES, INC. AND SUBSIDIARIES

             Report of Independent Public Accountants

             Statements of Consolidated Financial Position As Of December 31, 1997 and 1996

             Statements of Consolidated Income For The Years Ended December 31, 1997, 1996 and 1995

             Statements of Consolidated Shareholders' Equity For The Years Ended December 31, 1997, 1996 and 1995

             Statements of Consolidated Cash Flows For The Years Ended December 31, 1997, 1996 and 1995

             Notes to Consolidated Financial Statements For The Years Ended December 31, 1997, 1996 and 1995

        FINANCIAL STATEMENTS FOR THE MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN

             Statements of Assets Available for Plan Benefits As Of December 31, 1997 and 1996

             Statements of Changes in Assets Available for Plan Benefits For The Years Ended December 31, 1997, 1996 and 1995

        14. (A)(2) FINANCIAL STATEMENT SCHEDULES

             Selected Quarterly Financial Data For The Years Ended December 31, 1997 and 1996

     All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

  14. (A)(3) EXHIBITS

        3(a)  MYERS INDUSTRIES, INC. AMENDED AND RESTATED ARTICLES OF
              INCORPORATION.  Reference is made to Exhibit (3)(i) to Form
              8-K filed with the Commission on May 14, 1994.
        3(b)  MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF
              REGULATIONS.  Reference is made to Exhibit (3)(ii) to Form
              10-Q filed with the Commission on May 14, 1997.
              MYERS INDUSTRIES, INC. AMENDED AND RESTATED 1982 INCENTIVE
       10(a)  STOCK OPTION PLAN.  Reference is made to Exhibit 10(a) to
              Form 10-K filed with the Commission on March 24, 1995.
              MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE
       10(b)  PLAN.  Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 24, 1995.
              FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND
       10(c)  OFFICERS.  Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 24, 1995.
              MYERS INDUSTRIES, INC. 1992 STOCK OPTION PLAN.  Reference is
       10(d)  made to Exhibit 10(d) to Form 10-K filed with the Commission on March 24, 1995.
              MYERS INDUSTRIES, INC. DIVIDEND REINVESTMENT AND STOCK
       10(e)  PURCHASE PLAN.  Reference is made to Exhibit 10(e) to Form
              10-K filed with the Commission on March 24, 1995.
       10(f)  MYERS INDUSTRIES, INC. 1997 INCENTIVE STOCK PLAN.  Reference
              is made to Exhibit 10(f) to Form 10-K filed with the
              Commission on March 21, 1997.
              MILTON I. WISKIND SUPPLEMENTAL COMPENSATION
       10(g)  AGREEMENT.  Reference is made to Exhibit 10 to Form 10-Q filed with the Commission on May 14, 1997.
              MYERS INDUSTRIES, INC. EXECUTIVE SUPPLEMENTAL RETIREMENT
       10(h)  PLAN.
        21    Subsidiaries of the Registrant
        23    Consent of Independent Public Accountants
        27    Financial Data Schedule

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

            PLAN OR ARRANGEMENT                                 REFERENCE LOCATION
            -------------------                                 ------------------
Myers Industries, Inc. Amended and                 Exhibit (10)(a) to Form 10-K
  Restated 1982 Incentive Stock Option Plan        for fiscal year ended December 31, 1994
Myers Industries, Inc. 1992                        Exhibit 10(d) to Form 10-K
  Stock Option Plan                                for fiscal year ended December 31, 1994
Myers Industries, Inc. 1997                        Exhibit 10(f) to Form 10-K
  Incentive Stock Plan                             for fiscal year ended December 31, 1996
Milton I. Wiskind Supplemental Compensation        Exhibit 10 to Form 10-Q
  Agreement                                        for period ended March 31, 1997
Myers Industries Inc. Executive Supplemental       Exhibit 10(h) to Form 10-K
  Retirement Plan                                  for fiscal year ended December 31, 1997

  14.(B) REPORTS ON FORM 8-K: None

  14.(C) EXHIBITS: See subparagraph 14(A)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         MYERS INDUSTRIES, INC.

Dated: March 25, 1998                                    /s/ GREGORY J. STODNICK
                                                         By: ----------------------------------------------------
                                                             GREGORY J. STODNICK
                                                             Vice President -- Finance and
                                                             Chief Financial Officer

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
/s/ GREGORY J. STODNICK                              Vice President -- Finance and      March 25, 1998
---------------------------------------------------  Chief Financial Officer
GREGORY J. STODNICK                                  (Principal Financial and
                                                     Accounting Officer)

                                                     Director
---------------------------------------------------
KEITH A. BROWN

/s/ KARL S. HAY                                      Director                           March 25, 1998
---------------------------------------------------
KARL S. HAY

                                                     Director
---------------------------------------------------
RICHARD P. JOHNSTON

/s/ STEPHEN E. MYERS                                 President, Chief Executive
---------------------------------------------------  Officer and Director (Principal
STEPHEN E. MYERS                                     Executive Officer)

/s/ RICHARD L. OSBORNE                               Director                           March 25, 1998
---------------------------------------------------
RICHARD L. OSBORNE

/s/ JON H. OUTCALT                                   Director                           March 25, 1998
---------------------------------------------------
JON H. OUTCALT

/s/ SAMUEL SALEM                                     Director                           March 25, 1998
---------------------------------------------------
SAMUEL SALEM

                                                     Director
---------------------------------------------------
EDWIN P. SCHRANK

/s/ MILTON I. WISKIND                                Senior Vice President, Secretary   March 25, 1998
---------------------------------------------------  and Director
MILTON I. WISKIND

                               INDEX OF EXHIBITS

EXHIBIT NO.
-----------
 3(a)        MYERS INDUSTRIES, INC. AMENDED AND RESTATED ARTICLES OF
             INCORPORATION. Reference is made to Exhibit (3)(i) to Form
             8-K filed with the Commission on May 14, 1994.
  (b)        MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF
             REGULATIONS. Reference is made to Exhibit (3)(ii) to Form
             10-Q filed with the Commission on May 14, 1997.
10(a)        MYERS INDUSTRIES, INC. AMENDED AND RESTATED 1982 INCENTIVE
             STOCK OPTION PLAN. Reference is made to Exhibit 10(a) to
             Form 10-K filed with the Commission on March 24, 1995.
  (b)        MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN.
             Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 24, 1995.
  (c)        FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND
             OFFICERS. Reference is made to Exhibit 10(c) to Form 10-K
             filed with the Commission on March 24, 1995.
  (d)        MYERS INDUSTRIES, INC. 1992 STOCK OPTION PLAN. Reference is
             made to Exhibit 10(d) to Form 10-K filed with the Commission on March 24, 1995.
  (e)        MYERS INDUSTRIES, INC. DIVIDEND REINVESTMENT AND STOCK
             PURCHASE PLAN. Reference is made to Exhibit 10(e) to Form
             10-K filed with the Commission on March 24, 1995.
  (f)        MYERS INDUSTRIES, INC. 1997 INCENTIVE STOCK PLAN. Reference
             is made to Exhibit 10(f) to Form 10-K filed with the
             Commission on March 21, 1997.
  (g)        MILTON I. WISKIND SUPPLEMENTAL COMPENSATION AGREEMENT.
             Reference is made to Exhibit 10 to Form 10-Q filed with the
             Commission on May 14, 1997.
  (h)        MYERS INDUSTRIES, INC. EXECUTIVE SUPPLEMENTAL RETIREMENT
             PLAN.
21           Subsidiaries of the Registrant
23           Consent of Independent Public Accountants
27           Financial Data Schedule