Form 10-Q
period 1998-03-31
MYERS INDUSTRIES INC
filed 1998-05-08
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 1998
                               ------------------------------------------------
                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  -----------------------

                    Commission file number                 I-8524
                                           -----------------------

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

    1293 SOUTH MAIN STREET, AKRON, OHIO                    44301
--------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code           (330) 253-5592
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

         As of April 30, 1998, the number of shares outstanding of the issuer's Common Stock was:

                                   18,299,441
                                   ==========

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                   ------------------------------------------

                                                   March 31,        December 31,
ASSETS                                               1998               1997
------                                           ------------       ------------
CURRENT ASSETS
     Cash and temporary cash investments         $  2,113,611       $  6,297,726
     Accounts receivable-less allowances
         of $2,347,000 and $2,102,000,
         respectively                              58,888,111         54,940,671

     Inventories
         Finished and in-process products          39,463,925         35,427,355
         Raw materials and supplies                 8,347,108          7,627,878
                                                 ------------       ------------
                                                   47,811,033         43,055,233
     Prepaid expenses                               3,968,309          3,132,997
                                                 ------------       ------------
        TOTAL CURRENT ASSETS                      112,781,064        107,426,627

OTHER ASSETS
     Excess of cost over fair value of net
         assets of companies acquired              23,207,950         20,484,628
     Patents and other intangible assets            2,346,909          2,427,633
     Other                                          7,158,162          3,188,125
                                                 ------------       ------------
                                                   32,713,021         26,100,386
PROPERTY, PLANT & EQUIPMENT, AT COST
     Land                                           2,615,578          2,597,342
     Buildings and leasehold improvements          48,050,817         42,043,716
     Machinery and equipment                      135,195,071        125,413,124
                                                 ------------       ------------
                                                  185,861,466        170,054,182
     Less allowances for depreciation and
         amortization                              83,048,606         79,503,273
                                                 ------------       ------------
                                                  102,812,860         90,550,909
                                                 ------------       ------------
                                                 $248,306,945       $224,077,922
                                                 ============       ============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                   ------------------------------------------

                                                March 31,           December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY               1998                 1997
------------------------------------          -------------        --------------
CURRENT LIABILITIES
     Accounts payable                         $  14,883,232        $  14,414,557

     Accrued expenses
         Employee compensation                   10,217,373           12,014,848
         Taxes, other than income taxes           1,326,902            1,162,642
         Income taxes                             4,564,858            1,208,327
         Other                                   13,048,665            9,996,832

     Current portion of long-term debt              771,947              846,316
                                              -------------        -------------
         TOTAL CURRENT LIABILITIES               44,812,977           39,643,522

LONG-TERM DEBT, less current portion             16,699,618            4,261,257

DEFERRED INCOME TAXES                             3,970,164            3,496,196

SHAREHOLDERS' EQUITY
     Serial Preferred Shares
         (authorized 1,000,000)                       -----                -----

     Common Shares, without par value
         (authorized 30,000,000 shares;
          outstanding 18,285,126 and
          18,278,895, respectively)              11,577,401           11,573,496
     Additional paid-in capital                 133,454,892          133,359,303
     Foreign currency translation
         adjustment                                (513,230)            (484,820)
     Retained income                             38,305,123           32,228,968
                                              -------------        -------------
                                                182,824,186          176,676,947
                                              -------------        -------------
                                              $ 248,306,945        $ 224,077,922
                                              =============        =============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                   ------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               --------------------------------------------------

                                      March 31,          March 31,
                                        1998               1997
                                     -----------       -----------
Net sales                            $88,191,166       $76,798,621

Costs and expenses
    Cost of sales                     57,575,412        52,711,406
    Operating expenses                18,634,682        15,930,546
    Interest expense, net                132,741             7,166
                                     -----------       -----------
Total costs & expenses                76,342,835        68,649,118

Income before income taxes            11,848,331         8,149,503

Income taxes                           4,858,000         3,341,000
                                     -----------       -----------
Net income                           $ 6,990,331       $ 4,808,503
                                     ===========       ===========


Net income per common share          $       .38       $       .26

Dividends per common share           $       .05       $       .04

Weighted average number of
     common shares outstanding        18,282,096        18,546,438

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               --------------------------------------------------

                                                                 March 31,           March 31,
                                                                   1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES                           ------------        ------------
      Net income                                               $  6,990,331        $  4,808,503
      Items not affecting use of cash
         Depreciation                                             3,640,688           2,891,801
         Amortization of excess of cost over fair
              value of net assets of companies acquired             253,454             121,140
         Amortization of other intangible assets                    112,854             113,559
     Cash flow provided by (used for) working capital
         Accounts receivable                                        513,905             841,925
         Inventories                                             (1,294,215)         (3,077,185)
         Prepaid expenses                                          (691,398)            878,864
         Accounts payable and accrued expenses                    3,408,032           3,316,100
                                                               ------------        ------------
     Net cash provided by operating activities                   12,933,651           9,894,707

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of business, net of cash acquired              (11,763,119)                 --
     Additions to property, plant and
          equipment, net                                         (3,152,125)         (7,519,301)
     Other                                                          115,510             388,276
                                                               ------------        ------------
     Net cash used for investing activities                     (14,799,734)         (7,131,025)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings (repayments) - net                               (1,503,350)           (117,287)
     Cash dividends paid                                           (914,176)           (843,118)
     Proceeds from issuance of common stock                         182,181             131,167
     Repurchase of common stock                                     (82,687)                  0
                                                               ------------        ------------
    Net cash provided by (used for) financing activities         (2,318,032)           (829,238)

(DECREASE) INCREASE IN CASH AND
    TEMPORARY CASH INVESTMENTS                                   (4,184,115)          1,934,444

CASH AND TEMPORARY CASH INVESTMENTS
     JANUARY 1                                                    6,297,726           5,600,349
                                                               ------------        ------------
CASH AND TEMPORARY CASH INVESTMENTS
     MARCH 31                                                  $  2,113,611        $  7,534,793
                                                               ============        ============

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                            MYERS INDUSTRIES, INC.
                            ----------------------
                      STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998
                  -----------------------------------------



                                                                            Foreign
                                                          Additional       Currency
                           Comprehensive   Common          Paid-In       Translation     Retained
                              Income        Stock          Capital        Adjustment      Income
                           -----------------------------------------------------------------------

DECEMBER 31, 1997                        $11,573,496     $133,359,303     ($484,820)   $32,228,968


Net Income                   $6,990,331                                                  6,990,331
Foreign Currency
    Translation
       Adjustment               (28,410)                                    (28,410)


Comprehensive
     Income                  $6,961,921
                           ============

Common Stock
     Issued                                    7,105          175,076

Purchases for
     Treasury                                 (3,200)         (79,487)

Dividends                                                                                 (914,176)


                                         ----------------------------------------------------------
MARCH 31, 1998                           $11,577,401     $133,454,892     ($513,230)   $38,305,123
                                         ==========================================================

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

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

(2)      Acquisitions
         ------------

         Effective January 2, 1998, the Company acquired for cash all outstanding shares of A/S E. Damberg Group, a manufacturer of plastic and metal storage systems headquartered in Nykobing Falster, Denmark. Known by its principal brand name, raaco, it produces products for both industrial and consumer markets throughout Scandinavia and the European Common Market. The Stock Purchase Agreement provides for payment of additional consideration contingent upon the earnings of raaco during the 48 month period ending December 31, 2001.

         On April 25, 1997, the Company acquired substantially all of the assets of Molded Solutions, Inc., a manufacturer of custom engineered molded rubber products. The Asset Purchase Agreement provides for payment of additional consideration contingent upon the earnings of Molded Solutions during the 12 month period ending April 25, 1998.

         These acquisitions have been accounted for using the purchase method and, accordingly, the results of operations for the acquired businesses have been included in the Company=s consolidated financial statements from their respective dates of acquisition. Consolidated pro forma sales, net income and net income per share, would not have been materially different from the reported amounts for all periods presented. The purchase price allocations have been based on preliminary estimates with the excess of purchase price over the fair value of assets acquired being amortized on a straight line basis over 15 to 30 years.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


(3)      Net Income Per Share
         --------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No.128, "Earnings per Share" which eliminates the concept of common stock equivalents and replaces "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share.

         Basic net income per share on the Condensed Statements of Consolidated Income, is determined on the basis of the weighted average number of Common Shares outstanding during the period. The restatement of prior periods, as required by FASB 128, did not effect the earnings per share amounts previously reported and, for all periods shown, basic and diluted earnings per share are identical. Prior year per share data has been adjusted for the ten percent stock dividend distributed in August 1997.


(4)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

         The Company made cash payments for interest expense of $440,270 and $145,202 for the three months ended March 31, 1998 and 1997, respectively. Cash payments for income taxes were $1,671,614 and $1,021,198 for the three months ended March 31, 1998 and 1997, respectively.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

         Net sales for the three months ended March 31, 1998 increased $11.4 million or 14.8 percent as the Company experienced significant improvements in both of its business segments. Sales in the Distribution segment increased $2.1 million or 7.0 percent primarily as a result of higher unit volumes. Sales in the Manufacturing segment increased $9.3 million or 20 percent with approximately 55 percent of the increase due to acquired companies not included in the prior year period. The remaining increase in sales for the Manufacturing segment was the result of higher unit volumes.

         Cost of sales increased $4.9 million or 9.2 percent reflecting the higher sales level; however, gross profit as a percentage of sales improved from
31.4 percent to 34.7 percent. The gross margin improvement was primarily achieved in the Manufacturing segment reflecting lower raw material costs and greater utilization of plant capacity.

         Operating expenses for the quarter increased $2.7 million or 17.0 percent reflecting the additional operating costs of acquired companies as well as costs associated with the increase in sales. Expressed as a percentage of sales operating expenses were 21.1 percent for the quarter ended March 31, 1998 compared with 20.7 percent in the prior year.

         Net interest expense increased to $132,741 for the quarter ended
March 31, 1998 from $7,166 in the prior year. This increase reflects the higher borrowing levels resulting from business acquisitions but had no material impact on the Company's financial results.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash provided by operating activities is the primary source of liquidity and amounted to $12.9 million for the three months ended March 31, 1998. Long-term debt increased by $12.4 million during the three months of 1998 and debt as a percentage of total capitalization increased to 9 percent compared to 3 percent at December 31, 1997. Working capital increased slightly to $68.0 million at March 31, 1998 from $67.7 million at December 31, 1997.

         Capital expenditures for the three months ended March 31, 1998 were $3.2 million. The Company currently anticipates annual capital expenditures in the range of $15.0 to $20.0 million over the next five years. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to fund capital expenditures and meet its short-term and long-term needs.

                           PART II - OTHER INFORMATION
                           ---------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------



Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)      Financial Date Schedule

              (b)      Form 8-K

                       None









                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MYERS INDUSTRIES, INC.

05/08/98                                        By: \s\ Gregory J. Stodnick
--------------------                                ---------------------------
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