Form 10-Q
period 1998-06-30
MYERS INDUSTRIES INC
filed 1998-08-11
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-Q
(Mark One)

| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --   EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998
                              ------------------------------------
                                       or

|_ | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________


                    Commission file number        I-8524
                                          ----------------

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

Registrant's telephone number, including area code (330) 253-5592
                                                   ---------------

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes. No .
                      ---   ---

     As of July 31, 1998, the number of shares outstanding of the issuer's Common Stock was:

                                   18,311,033
                                   ==========

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
             ------------------------------------------------------

                                                                                 June 30,                  December 31,
ASSETS                                                                             1998                        1997
------                                                                          ---------------          ------------------
CURRENT ASSETS
     Cash and temporary cash investments                                             $5,208,306                  $6,297,726
     Accounts receivable-less allowances
         of $2,397,000 and $2,102,000,
         respectively                                                                62,064,436                  54,940,671

     Inventories
         Finished and in-process products                                            39,327,846                  35,427,355
         Raw materials and supplies                                                   8,675,069                   7,627,878
                                                                                ---------------          ------------------
                                                                                     48,002,915                  43,055,233
     Prepaid expenses                                                                 2,479,449                   3,132,997
                                                                                ---------------          ------------------
        TOTAL CURRENT ASSETS                                                        117,755,106                 107,426,627

OTHER ASSETS
     Excess of cost over fair value of net
         assets of companies acquired                                                24,255,958                  20,484,628
     Patents and other intangible assets                                              2,266,185                   2,427,633
     Other                                                                            7,064,569                   3,188,125
                                                                                ---------------          ------------------
                                                                                     33,586,712                  26,100,386
PROPERTY, PLANT & EQUIPMENT, AT COST
     Land                                                                             2,613,503                   2,597,342
     Buildings and leasehold improvements                                            48,114,474                  42,043,716
     Machinery and equipment                                                        138,460,054                 125,413,124
                                                                                ---------------          ------------------
                                                                                    189,188,031                 170,054,182
     Less allowances for depreciation and
         amortization                                                                85,913,103                  79,503,273
                                                                                ---------------          ------------------
                                                                                    103,274,928                  90,550,909
                                                                                ---------------          ------------------
                                                                                   $254,616,746                $224,077,922
                                                                                ===============          ==================

                          PART I FINANCIAL INFORMATION
                          ----------------------------
                            MYERS INDUSTRIES, INC.
                            ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
             ------------------------------------------------------

                                                                                     June 30,                 December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                 1998                          1997
------------------------------------                                            ---------------               --------------
CURRENT LIABILITIES
     Accounts payable                                                           $ 14,720,075                  $ 14,414,557

     Accrued expenses
          Employee compensation                                                   10,826,345                    12,014,848
          Taxes, other than income taxes                                           1,623,366                     1,162,642
          Income taxes                                                                30,614                     1,208,327
          Other                                                                   12,823,915                     9,996,832

     Current portion of long-term debt                                             1,934,108                       846,316
                                                                                ---------------               --------------

          TOTAL CURRENT LIABILITIES                                               41,958,423                    39,643,522

LONG-TERM DEBIT, less current portion                                             19,031,507                     4,261,257

DEFERRED INCOME TAXES                                                              4,126,534                     3,496,196

SHAREHOLDERS' EQUITY
     Serial Preferred Shares
          (authorized 1,000,000)                                                          --                             --

     Common Shares, without par value
          (authorized 30,000,000 shares;
          outstanding 18,301,247 and
          18,278,895, respectively)                                               11,587,722                    11,573,496
     Additional paid-in capital                                                  133,695,934                   133,359,303
     Foreign currency translation
          adjustment                                                                (771,076)                     (484,820)
     Retained income                                                              44,987,702                    32,228,968
                                                                                ---------------               --------------
                                                                                 189,500,282                   176,676,947
                                                                                ---------------               --------------
                                                                                $254,616,746                  $224,077,922
                                                                                ===============               ==============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                   ------------------------------------------






                              FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                              --------------------------          ------------------------
                               June 30           June 30           June 30           June 30
                                1998              1997               1998             1997
                            ------------      ------------      ------------      ------------

Net sales                   $101,114,576      $ 86,175,097      $189,305,742      $162,973,718

Costs and expenses
  Cost of sales               66,287,070        59,502,875       123,862,482       112,214,281
  Operating expenses          21,830,293        17,482,144        40,464,975        33,412,690
  Interest, net                  161,607            99,609           294,348           106,775
                            ------------      ------------      ------------      ------------
Total costs & expenses        88,278,970        77,084,628       164,621,805       145,733,746

Income before
 income taxes                 12,835,606         9,090,469        24,683,937        17,239,972

Income taxes                   5,238,000         3,777,000        10,096,000         7,118,000
                            ------------      ------------      ------------      ------------
  Net income                $  7,597,606      $  5,313,469      $ 14,587,937      $ 10,121,972
                            ============      ============      ============      ============

Net income per
  Common Share              $        .42      $        .29      $        .80      $        .55

Dividends per
  Common Share              $        .05      $       .045      $        .10      $        .09

Weighted average
  number of Common
  Shares outstanding          18,296,586        18,560,526        18,289,943        18,554,181

-------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                -----------------------------------------------


                                                             June 30,           June 30,
                                                               1998               1997
                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $ 14,587,937       $ 10,121,972
  Items not affecting use of cash
    Depreciation                                               7,414,491          5,915,506
    Amortization of excess of cost over
      fair value of net assets of companies
      acquired                                                   530,446            319,464
    Amortization of other intangible assets                      226,715            253,843
  Cash flow provided by (used for) working capital
    Accounts receivable                                       (2,662,420)         4,129,576
    Inventories                                               (1,486,097)          (417,566)
    Prepaid expenses                                             779,963         (2,209,722)
    Accounts payable and accrued expenses                       (493,684)        (4,233,847)
                                                            ------------       ------------
  Net cash provided by operating activities                   18,897,351         13,879,226

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business, net of cash acquired              (13,088,119)       ( 7,955,077)
  Additions to property, plant and
    equipment, net                                            (7,502,995)       (11,885,656)
  Other                                                           91,989            417,021
                                                            ------------       ------------
  Net cash used for investing activities                     (20,499,125)       (19,423,712)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (repayments) - net                                1,990,700          2,837,859
  Cash dividends paid                                         (1,829,203)        (1,685,891)
  Proceeds from issuance of common stock                         433,544            359,793
  Repurchase of common stock                                     (82,687)                 0
                                                            ------------       ------------
  Net cash provided by (used for) financing activities           512,354          1,511,761

(DECREASE) INCREASE IN CASH AND
  TEMPORARY CASH INVESTMENTS                                  (1,089,420)        (4,032,725)

CASH AND TEMPORARY CASH INVESTMENTS
  JANUARY 1                                                    6,297,726          5,600,349
                                                            ------------       ------------
CASH AND TEMPORARY CASH INVESTMENTS
  JUNE 30                                                   $  5,208,306       $  1,567,624
                                                            ============       ============


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                        STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                     --------------------------------------


                                                                          Foreign
                                                       Additional        Currency
                   Comprehensive        Common           Paid-In        Translation       Retained
                       Income           Stock            Capital         Adjustment        Income
                   ----------------------------------------------------------------------------------
December 31, 1997                     $11,573,496      $133,359,303      ($484,820)       $32,228,968


Net Income             $14,587,937                                                         14,587,937
Foreign Currency
    Translation
       Adjustment         (286,256)                                       (286,256)

                      ------------
Comprehensive
     Income            $14,301,681
                      ============

Common Stock
     Issued                              17,426             416,118

Purchases for
     Treasury                            (3,200)            (79,487)

Dividends                                                                                  (1,829,203)


                                   ------------------------------------------------------------------
June 30, 1998                       $11,587,722        $133,695,934      ($771,076)       $44,987,702
                                   ==================================================================

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

           In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations and cash flows for the three months and the six months ended June 30, 1998 and 1997.

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

           On April 25, 1997, the Company acquired substantially all of the assets of Molded Solutions, Inc., a manufacturer of custom engineered molded rubber products. As provided for in the Asset Purchase Agreement, an additional payment, which was contingent upon the earnings of Molded Solutions during the 12 month period ending April 25, 1998, was paid during the second quarter.

           These acquisitions have been accounted for using the purchase method and, accordingly, the results of operations for the acquired businesses have been included in the Company's consolidated financial statements from their

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


(2)      Acquisitions (Con't)
         ------------

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


(4)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

         The Company made cash payments for interest expense of $556,795 and $55,582 for the three months ended June 30, 1998 and 1997, respectively. Cash payments for interest expense were $1,006,781 and $200,784 for the six months ended June 30, 1998 and 1997, respectively. Cash payments for income taxes were $9,793,026 and $6,687,748 for the three months ended June 30, 1998 and 1997, respectively. For the six month period the payments for income taxes were $11,464,640 for 1998 and $7,708,947 for 1997.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

         Net sales for the three months ended June 30, 1998 increased $14.9 million or 17.3 percent and $26.3 million or 16.2 percent for the six month period as the Company experienced significant improvements in both of its business segments. For both the quarter and year to date periods, approximately 42 percent of the sales increase was due to acquired companies not included in the comparative prior year periods. The remaining increase in sales was primarily the result of higher unit volumes experienced in both the Manufacturing and Distribution business segments.

         Cost of sales increased $6.8 million or 11.4 percent for the three month period and $11.6 million or 10.4 percent for the six month period ended June 30, 1998 reflecting the higher sales level; however, gross profit as a percentage of sales improved from 31.0 percent to 34.4 percent for the quarter and from 31.1 percent to 34.6 percent for the six month period. The gross margin improvement was primarily achieved in the Manufacturing segment reflecting lower raw material costs and greater utilization of plant capacity.

         Operating expenses increased $4.3 million or 24.9 percent for the quarter and $7.0 million or 21.1 percent year to date. These increases reflect the additional operating costs of acquired companies as well as costs associated with the increase in sales. Expressed as a percentage of sales operating expenses were 21.6 percent for the quarter ended June 30, 1998 compared with
20.3 percent in the prior year and 21.4 percent for the six month period compared with 20.5 percent in the prior year. This decrease in operating expense leverage is due to additional spending for sales training and systems in the Distribution segment along with the impact of acquired companies.

         Net interest expense increased to $161,609 for the quarter ended June 30, 1998 from $99,609 in the prior year. Net interest expense increased to $294,350 for the six months ended June 30, 1998 from $106,775 for the prior year. This increase reflects the higher borrowing levels resulting from business acquisitions but had no material impact on the Company's financial results.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash provided by operating activities is the primary source of liquidity and amounted to $18.9 million for the six months ended June 30, 1998. Long-term debt increased by $15.9 million since December 31, 1997 primarily due to debt acquired and financing related to the acquisition of raaco. Debt as a percentage of total capitalization increased to 10 percent compared to 3 percent at December 31, 1997. Working capital increased to $75.8 million at June 30, 1998 from $67.7 million at December 31, 1997.

         Capital expenditures for the six months ended June 30, 1998 were $7.5 million. The Company currently anticipates annual capital expenditures in the range of $15.0 to $20.0 million over the next five years. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to fund capital expenditures and meet its short-term and long-term needs.

                           PART II - OTHER INFORMATION
                           ---------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting Shareholders was held on April 30, 1998 and the following matters were voted on at that meeting.

          1. The election of nine Directors were voted upon. All of the Directors nominated were elected. The results of this voting are as follows:



                                        Votes               Votes
               Name of Director         For                 Withheld

               Stephen E. Myers         14,492,038          118,049
               Milton I. Wiskind        14,466,654          143,433
               Edwin P. Schrank         14,486,656          123,431
               Karl S. Hay              14,400,969          209,118
               Richard P. Johnston      14,489,288          120,799
               Richard Osborne          14,479,276          130,811
               Jon H. Outcalt           13,796,372          813,715
               Samuel Salem             14,467,762          142,325
               Keith A. Brown           14,479,122          130,965

          2. Proposal to amend the Myers Industries, Inc. Employee Stock Purchase Plan was approved by the following vote:

                                        For       14,397,742
                                        Against      142,958
                                        Abstain       69,387

          3. Ratification of the appointment of Arthur Andersen LLP as Independent auditors for the fiscal year ending
               December 31, 1998 was approved by the following vote:

                                        For       14,565,593
                                        Against       16,763
                                        Abstain       27,731

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


                                             MYERS INDUSTRIES, INC.

August 11, 1998                              By: \s\ Gregory J. Stodnick
------------------                              --------------------------
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