Form 10-Q
period 1998-09-30
MYERS INDUSTRIES INC
filed 1998-11-04
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September  30, 1998
                               -------------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________________to______________________


                              Commission file number        I-8524
                                                     --------------------

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
                         ---    ---

         As of October 31, 1998, the number of shares outstanding of the issuer's Common Stock was:

                                   18,325,212
                                   ==========

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
             ------------------------------------------------------

                                                   September 30,      December 31,
ASSETS                                                1998                1997
-----------                                       --------------      -------------
CURRENT ASSETS
     Cash and temporary cash investments          $  3,676,240        $  6,297,726
     Accounts receivable-less allowances
         of $2,576,000 and $2,102,000,
         respectively                               58,422,817          54,940,671

     Inventories
         Finished and in-process products           39,303,354          35,427,355
         Raw materials and supplies                  9,660,909           7,627,878
                                                  ------------        ------------
                                                    48,964,263          43,055,233
     Prepaid expenses                                2,162,298           3,132,997
                                                  ------------        ------------
        TOTAL CURRENT ASSETS                       113,225,618         107,426,627

OTHER ASSETS
     Excess of cost over fair value of net
         assets of companies acquired               28,019,090          20,484,628
     Patents and other intangible assets             2,185,461           2,427,633
     Other                                           7,185,891           3,188,125
                                                  ------------        ------------
                                                    37,390,442          26,100,386
PROPERTY, PLANT & EQUIPMENT, AT COST
     Land                                            2,646,021           2,597,342
     Buildings and leasehold improvements           49,198,840          42,043,716
     Machinery and equipment                       143,641,911         125,413,124
                                                  ------------        ------------
                                                   195,486,772         170,054,182
     Less allowances for depreciation and
         amortization                               89,783,107          79,503,273
                                                  ------------        ------------
                                                   105,703,665          90,550,909
                                                  ------------        ------------
                                                  $256,319,725        $224,077,922
                                                  ============        ============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
             ------------------------------------------------------

                                               September 30,          December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY               1998                   1997
------------------------------------           -------------         ---------------
CURRENT LIABILITIES
     Accounts payable                          $  14,428,435         $  14,414,557

     Accrued expenses
         Employee compensation                    11,415,550            12,014,848
         Taxes, other than income taxes            1,641,083             1,162,642
          Income taxes                            (1,737,306)            1,208,327
          Other                                   13,090,714             9,996,832

     Current portion of long-term debt             2,716,250               846,316
                                               -------------         -------------
         TOTAL CURRENT LIABILITIES                41,554,726            39,643,522

LONG-TERM DEBT, less current portion              16,880,644             4,261,257

DEFERRED INCOME TAXES                              3,947,992             3,496,196

SHAREHOLDERS' EQUITY
     Serial Preferred Shares
         (authorized 1,000,000)                        -----                 -----

     Common Shares, without par value
         (authorized 30,000,000 shares;
          outstanding  18,318,365 and
          18,278,895, respectively)               11,598,581            11,573,496
     Additional paid-in capital                  133,977,328           133,359,303
     Foreign currency translation
         adjustment                                 (446,119)             (484,820)
     Retained income                              48,806,573            32,228,968
                                               -------------         -------------
                                                 193,936,363           176,676,947
                                               -------------         -------------
                                               $ 256,319,725         $ 224,077,922
                                               =============         =============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                   ------------------------------------------

                                          FOR THE THREE                            FOR THE NINE
                                           MONTHS ENDED                            MONTHS ENDED
                                 --------------------------------        --------------------------------
                                   Sept. 30,           Sept. 30,          Sept. 30,            Sept. 30,
                                     1998                1997               1998                 1997
                                 ------------        ------------        ------------        ------------
Net sales                        $ 92,196,199        $ 81,141,353        $281,501,941        $244,115,071

Costs and expenses
    Cost of sales                  61,714,821          57,072,104         185,577,303         169,286,385
    Operating expenses             21,681,702          17,347,176          62,146,677          50,759,866
    Interest expense, net             437,946              55,369             732,294             162,144
                                 ------------        ------------        ------------        ------------
Total costs & expenses             83,834,469          74,474,649         248,456,274         220,208,395

Income before
    income taxes                    8,361,730           6,666,704          33,045,667          23,906,676

Income taxes                        3,444,000           2,734,000          13,540,000           9,852,000
                                 ------------        ------------        ------------        ------------
    Net income                   $  4,917,730        $  3,932,704        $ 19,505,667        $ 14,054,676
                                 ============        ============        ============        ============


Net income per
    Common Share*                $        .27        $        .21        $       1.07        $        .76

Dividends per
    Common Share*                $        .06        $        .05        $        .16        $        .14

Weighted average
     number of Common
     Shares outstanding*           18,311,241          18,496,143          18,297,332          18,529,742



*Adjusted for a  ten percent stock dividend in August, 1997.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------

                                                                  Sept. 30,           Sept, 30,
                                                                     1998                1997
                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                $ 19,505,667         $ 14,054,676
      Items not affecting use of cash
         Depreciation                                             11,204,958            8,925,178
         Amortization of excess of cost over fair
              value of net assets of companies acquired              838,432              556,380
         Amortization of other intangible assets                     339,770              409,917
     Cash flow provided by (used for) working capital
         Accounts receivable                                       1,813,539            5,588,688
         Inventories                                              (1,947,377)            (385,923)
         Prepaid expenses                                          1,143,534             (730,245)
         Accounts payable and accrued expenses                    (2,221,037)          (3,165,769)
                                                                ------------         ------------
     Net cash provided by operating activities                    30,677,486           25,252,902

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of business, net of cash acquired               (18,267,610)          (7,955,077)
     Additions to property, plant and
          equipment, net                                         (12,483,822)         (18,868,810)
     Other                                                           289,475              168,441
                                                                ------------         ------------
     Net cash used for investing activities                      (30,461,957)         (26,655,446)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings (repayments) - net                                  (552,063)           3,540,801
     Cash dividends paid                                          (2,928,062)          (2,614,897)
     Proceeds from issuance of common stock                          725,797              596,308
     Repurchase of common stock                                      (82,687)          (5,176,838)
                                                                ------------         ------------
    Net cash provided by (used for) financing activities          (2,837,015)          (3,654,626)

(DECREASE) INCREASE IN CASH AND
    TEMPORARY CASH INVESTMENTS                                    (2,621,486)          (5,057,170)

CASH AND TEMPORARY CASH INVESTMENTS
     JANUARY 1                                                     6,297,726            5,600,349
                                                                ------------         ------------
CASH AND TEMPORARY CASH INVESTMENTS
     SEPTEMBER 30                                               $  3,676,240         $    543,179
                                                                ============         ============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                  --------------------------------------------



                                                                                   Foreign
                                                               Additional          Currency
                              Comprehensive       Common         Paid-In          Translation   Retained
                                  Income           Stock         Capital           Adjustment    Income
                              ----------------------------------------------------------------------------
December 31, 1997                               $11,573,496    $133,359,303        ($484,820)  $32,228,968


Net Income                      $19,505,667                                                     19,505,667
Foreign Currency
    Translation
       Adjustment                    38,701                                           38,701

                               ------------
Comprehensive
     Income                     $19,544,368
                               ============

Common Stock
     Issued                                          28,285         697,512

Purchases for
     Treasury                                        (3,200)        (79,487)

Dividends                                                                                       (2,928,062)

                                                ----------------------------------------------------------
September 30, 1998                              $11,598,581    $133,977,328        ($446,119)  $48,806,573
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

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations and cash flows for the three months and the nine months ended September 30, 1998 and 1997.

(2)      Acquisitions
         ------------

         Effective July 31, 1998, the Company acquired for cash all outstanding shares of Sherwood Plastics, Inc. Sherwood Plastics is a rotational molding manufacturer of transportation, medical, recreational and consumer products.

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

         On April 25, 1997, the Company acquired substantially all of the assets of Molded Solutions, Inc., a manufacturer of custom engineered molded rubber products. As provided for in the Asset Purchase Agreement, an additional payment, which was contingent upon the earnings of Molded Solutions during the 12 month period ending April 25, 1998, was paid during the quarter ended June 30, 1998.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


(2)      Acquisitions (Con't)
         ------------

         These acquisitions have been accounted for using the purchase method and, accordingly, the results of operations for the acquired businesses have been included in the Company's consolidated financial statements from their respective dates of acquisition. Consolidated pro forma sales, net income and net income per share, would not have been materially different from the reported amounts for all periods presented. The purchase price allocations have been based on preliminary estimates with the excess of purchase price over the fair value of assets acquired being amortized on a straight line basis over 15 to 30 years.


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


(4)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

         The Company made cash payments for interest expense of $580,930 and $197,064 for the three months ended September 30, 1998 and 1997, respectively. Cash payments for interest expense were $1,587,712 and $397,848 for the nine months ended September 30, 1998 and 1997, respectively. Cash payments for income taxes were $5,199,443 and $4,901,731 for the three months ended September 30, 1998 and 1997, respectively. For the nine month period the payments for income taxes were $16,664,083 for 1998 and $12,610,677 for 1997.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

         For the quarter ended September 30, 1998 net sales increased 13.6 percent to a record $92.2 million as the Company experienced significant sales gains in both of its business segments. Net sales in the Distribution segment increased $3.3 million or 8.3 percent primarily resulting from higher unit volume. In the Manufacturing segment sales increased $7.8 million or 18.7 percent reflecting increased unit volumes combined with the contribution of acquired companies not included in the comparative prior year quarter. These acquisitions accounted for approximately 48 percent of the total sales increase for the quarter. Year-to-date net sales increased $37.4 million or 15.3 percent based on sales increases of 9.7 percent in the Distribution segment and 19.7 percent in the Manufacturing segment.

         Cost of sales for the quarter increased $4.6 million or 8.1 percent reflecting the higher sales levels; however, gross profit as a percentage of sales increased to 33.1 percent from 29.7 percent in the prior year. For the nine months ended September 30, 1998 gross profit increased to 34.1 percent of sales from 30.7 percent in the prior year. For both the quarter and year-to-date periods this improvement in gross margin was primarily achieved in the Manufacturing segment based on lower raw material costs and greater utilization of plant capacity.

         Operating expenses increased $4.3 million or 26.5 percent for the quarter and $11.4 million or 22.4 percent year to date. These increases reflect the additional operating costs of acquired companies combined with higher selling costs resulting from the increased sales volume. Expressed as a percentage of sales operating expenses were 23.5 percent for the quarter compared to 21.4 percent in the prior year. This reduction in operating expense leverage is due to additional spending for information systems along with the impact of acquired companies.

         Net interest expense increased to $437,946 for the quarter and $732,294 year to date compared with $55,369 and $162,144 in the prior year periods. This increase reflects the higher borrowing levels resulting from business acquisitions.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Results of Operations (con't)

         The Company's effective tax rate for the quarter increased slightly to
41.2 percent from 41.0 percent in the prior year. This increase reflects the impact of slightly higher tax rates experienced by foreign operations.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash provided by operating activities is the primary source of liquidity and amounted to $30.7 million for the nine months ended September 30, 1998. Long-term debt increased by $12.6 million during the nine months of 1998 and debt as a percentage of total capitalization increased to 9.2 percent compared to 3.0 percent at December 31, 1997. Working capital increased to $71.7 million at September 30, 1998 from $67.7 million at December 31, 1997.

         Capital expenditures for the nine months ended September 30, 1998 were $12.5 million. The Company currently anticipates annual capital expenditures in the range of $15.0 to $20.0 million over the next five years. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to fund capital expenditures and meet its short-term and long-term needs.

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

                                              MYERS INDUSTRIES, INC.

11/4/98                                       By: \s\ Gregory J. Stodnick
-----------------------                           ------------------------------
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