Form 10-K
period 1998-12-31
MYERS INDUSTRIES INC
filed 1999-03-26
CIK 69488

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999: $262,657,910. Indicate the number of shares outstanding of registrant's common stock as of February 26, 1999: 18,357,869 Shares of Common Stock, without par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's Notice of 1999 Annual Meeting and Proxy Statement, dated March 19, 1999, in Part III (Items 10, 11, 12 and 13)

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

---------------
(1) Registrant's Notice of 1999 Annual Meeting of Shareholders and Proxy
    Statement

                                     PART I
ITEM 1.  BUSINESS

  (a)  GENERAL DEVELOPMENT OF BUSINESS

     Myers Industries, Inc. (Company) has completed the most successful year in the Company's history. Net sales, net income and net income per share were all at record levels for both the fourth quarter and the year ended December 31, 1998.

     Net sales for the fourth quarter were $110.5 million, an increase of 16 percent from the $95.5 million reported in the prior year. Net income for the quarter was $9.2 million or $.50 per share, an increase of 11 percent from the $8.3 million and $.45 per share reported in 1997.

     For the full year, net sales were up 16 percent to $392.0 million with net income increasing 28 percent to $28.7 million and net income per share increasing 30 percent to $1.57. The Company reported record results for 1998 in both of its business segments. During the year, the Company invested more than $19 million in capital additions, primarily to increase efficiency and capacity in its manufacturing facilities.

     RECENT DEVELOPMENTS

     On December 3, 1998 the Company announced it had entered into a definitive agreement to acquire the plastic material handling division of Sommer Allibert, including 100 percent of the membership interests of Allibert-Contico, LLC, a joint venture between Sommer Allibert and Contico International, Inc. On February 4, 1999 the acquisition transactions were completed with an expected total purchase price of approximately $150 million (not including the assumption of debt.) The acquired businesses have manufacturing facilities in France, Spain, the United Kingdom and the United States. Collectively the acquired businesses had sales of approximately $140 million in 1997 primarily in Western Europe and North America. The acquisitions will significantly increase the Company's international presence, broaden existing product lines and provide a substantial increase in manufacturing capacity and market share. The Company does not expect the acquisition to have a material impact on 1999 earnings, however, it is expected to be accretive thereafter. The acquisition was financed through a new $250 million multi-currency revolving credit and term loan facility which the Company entered into on February 3, 1999. Initial borrowings under the new loan agreement were used to fund the acquisition, retire existing debt and for general corporate purposes.

  (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

  (c)  DESCRIPTION OF BUSINESS

     The Company conducts its business activities in two distinct segments: manufacturing of polymer and metal products ("the Manufacturing business") and distribution of aftermarket repair products ("the Distribution business"). The Company believes it is one of the largest manufacturers of plastic and metal storage systems in the United States and has the largest nationwide distribution network supplying the tire servicing and automotive underbody repair industries.

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

     MANUFACTURING BUSINESS

     The Company markets reusable plastic containers under the brand names NesTier(R), Akro-Bins(R), Buckhorn(R), and raaco(R). These reusable plastic containers are utilized in industrial applications including the distribution of food items, such as poultry, meat and baked goods, and the distribution of non-food items such as apparel, electronic, automotive, and industrial components, health and beauty aids and hardware. Reusable containers are also used for storage and handling in manufacturing plants and for agricultural products. Other products sold to the industrial and commercial market include tote boxes, various styles of bins, tubs, straight-walled boxes, and a line of modular cabinets for small parts storage and organization. The Company's products are sold throughout the United States, Canada and Europe by a direct sales force, independent dealers and through independent representatives.

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

     DISTRIBUTION BUSINESS

     The Company's Distribution business is conducted primarily by the Myers Tire Supply division. Products distributed by Myers Tire Supply include air compressors, mechanic's hand tools, tire changers, tire display and storage equipment, valves, tire balancing and wheel alignment equipment, curing rims and presses, retread presses and tire repair materials for the retreading industry. The Company believes it is the largest nationwide distributor supplying such products. The Company's customers include independent tire dealers, tire retreaders, tire service centers, automotive supply chains and rubber companies.

     Myers Tire Supply's domestic distribution system includes 42 owned branch warehouse distributors located in major cities in 31 states. Each branch services customers in an assigned territory, sells all products of the division, and operates like a stand-alone business with the branch manager bearing profit/loss, inventory and credit responsibilities. Internationally, this business has three wholly owned warehouse distributors located in Canada and El Salvador and owns an interest in several other foreign warehouse distributors.

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

     EMPLOYEES

     As of December 31, 1998 the Company had a total of 2,503 full-time and part-time employees. Of these employees, 1,885 were engaged in the Manufacturing business and 618 were employed in the Distribution business. Approximately 11% of the Company's employees are members of unions. The Company believes it has a good relationship with its employees.

  (d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

     The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this Report.

ITEM 2.  PROPERTIES

     The following table sets forth by segment certain information with respect to properties owned by the Registrant:

           DISTRIBUTION OF AFTERMARKET REPAIR PRODUCTS AND SERVICES:

                                          APPROXIMATE
                                          FLOOR SPACE    APPROXIMATE
                                            (SQUARE       LAND AREA
               LOCATION                      FEET)         (ACRES)                     USE
               --------                   -----------    -----------                   ---
Akron, Ohio............................     129,000           8        Executive offices and warehousing
Akron, Ohio............................      60,000           5        Warehousing
Akron, Ohio............................      31,000           2        Warehousing
Pomona, California.....................      17,700           1        Sales and distribution
Englewood, Colorado....................       9,500           1        Sales and distribution
San Antonio, Texas.....................       4,500           1        Sales and distribution
Phoenix, Arizona.......................       8,200           1        Sales and distribution
Akron, Ohio............................       8,000           1        Leased to non-affiliated party
Houston, Texas.........................       7,900           1        Sales and distribution
Indianapolis, Indiana..................       7,800           2        Sales and distribution
Cincinnati, Ohio.......................       7,500           1        Sales and distribution
York, Pennsylvania.....................       7,400           3        Sales and distribution
Atlanta, Georgia.......................       7,000           1        Sales and distribution
Minneapolis, Minnesota.................       5,500           1        Sales and distribution
Charlotte, North Carolina..............       5,100           1        Sales and distribution
Syracuse, New York.....................       4,800           1        Sales and distribution
Franklin Park, Illinois................       4,400           1        Sales and distribution

                                       POLYMER AND METAL PRODUCTS:
                                          APPROXIMATE
                                          FLOOR SPACE    APPROXIMATE
                                            (SQUARE       LAND AREA
LOCATION                                     FEET)         (ACRES)                     USE
--------                                  -----------    -----------                   ---
Nykobing, Falster, Denmark.............     227,000          68        Manufacturing and distribution
Dawson Springs, Kentucky...............     209,000          36        Manufacturing and distribution
Wadsworth, Ohio........................     197,000          23        Manufacturing and distribution
Hannibal, Missouri.....................     196,000          10        Manufacturing and distribution
Bluffton, Indiana......................     175,000          17        Manufacturing and distribution
Roanoke Rapids, North Carolina.........     172,000          20        Manufacturing and distribution
Bristol, Indiana.......................     139,000          12        Manufacturing and distribution
Akron, Ohio............................     121,000          17        Manufacturing and distribution
Shelbyville, Kentucky..................     160,000           8        Manufacturing and distribution
Dayton, Ohio...........................      85,000           5        Manufacturing and distribution
Goddard, Kansas........................      62,000           7        Manufacturing and distribution
Fostoria, Ohio.........................      50,000           3        Manufacturing and distribution
Akron, Ohio............................      49,000           6        Manufacturing and distribution
Ontario, California....................      40,000           2        Distribution and warehousing
Mebane, North Carolina.................      30,000           5        Manufacturing and distribution

     The following table sets forth by segment certain information with respect to facilities leased by the Registrant:

                          POLYMER AND METAL PRODUCTS:

                               APPROXIMATE
                               FLOOR SPACE       EXPIRATION DATE
                                 (SQUARE           OF LEASE AND
LOCATION                          FEET)       OPTION PERIOD (IF ANY)                    USE
--------                       -----------    ----------------------                    ---
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1998, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

                                                YEARS AS
NAME                                 AGE    EXECUTIVE OFFICER                    TITLE
----                                 ---    -----------------                    -----
Stephen E. Myers...................  55            26            President and Chief Executive Officer
Milton I. Wiskind..................  73            27            Senior Vice President and Secretary
Gregory J. Stodnick................  56            19            Vice President -- Finance

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 1998 was 2,000. High and low stock prices and dividends for the last two years were:

                                                     SALES PRICE
     1998                                           --------------    DIVIDENDS
QUARTER ENDED                                       HIGH      LOW       PAID
-------------                                       ----      ---     ---------
MARCH 31..........................................  21.25    16.38       .05
JUNE 30...........................................  25.00    19.87       .05
SEPTEMBER 30......................................  26.75    19.87       .06
DECEMBER 31.......................................  28.69    20.06       .06

                                                     SALES PRICE
     1997                                           --------------    DIVIDENDS
QUARTER ENDED                                       HIGH      LOW       PAID
-------------                                       ----      ---     ---------
March 31..........................................  15.63    13.63       .04
June 30...........................................  16.25    14.63       .04
September 30......................................  16.13    14.63       .05
December 31.......................................  18.75    16.25       .05

ITEM 6.  SELECTED FINANCIAL DATA

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
                               FIVE-YEAR SUMMARY

                                         1998            1997            1996            1995            1994
                                         ----            ----            ----            ----            ----
OPERATIONS FOR THE YEAR
  Net sales........................  $392,019,900    $339,625,585    $320,943,771    $300,699,109    $274,054,163
  Cost and expenses
    Cost of sales..................   256,506,103     232,376,615     219,152,386     206,050,902     183,890,614
    Selling........................    47,959,466      39,322,295      36,170,478      33,973,656      32,238,245
    General and Administrative.....    38,181,368      29,613,322      29,720,351      32,834,285      27,258,865
    Interest -- net................       887,873         247,570         285,290         784,427         620,276
                                     ------------    ------------    ------------    ------------    ------------
                                      343,534,810     301,559,802     285,328,505     273,643,270     244,008,000
                                     ------------    ------------    ------------    ------------    ------------
    Income before income taxes.....    48,485,090      38,065,783      35,615,266      27,055,839      30,046,163
    Income taxes...................    19,806,000      15,727,000      14,612,000      11,087,000      12,215,000
                                     ------------    ------------    ------------    ------------    ------------
    Net Income.....................  $ 28,679,090    $ 22,338,783    $ 21,003,266    $ 15,968,839    $ 17,831,163
                                     ------------    ------------    ------------    ------------    ------------
    Net income per share*..........  $       1.57    $       1.21    $       1.13    $       0.86    $       0.96
                                     ------------    ------------    ------------    ------------    ------------
FINANCIAL POSITION -- AT YEAR END
    Total Assets...................  $306,707,788    $224,077,922    $207,121,727    $193,603,873    $172,026,887
                                     ------------    ------------    ------------    ------------    ------------
    Current assets.................   153,650,201     107,426,627     106,309,880     101,087,297      94,724,955
    Current liabilities............    51,233,510      39,643,522      36,853,013      32,372,026      34,093,593
                                     ------------    ------------    ------------    ------------    ------------
    Working capital................   102,416,691      67,783,105      69,456,867      68,715,271      60,631,362
    Other assets...................    43,614,594      26,100,386      20,151,914      23,086,827      15,923,620
    Property, plant and
      equipment -- net.............   109,442,993      90,550,909      80,659,933      69,429,749      61,378,312
    Less:
      Long-term debt...............    48,832,240       4,261,257       4,569,396      13,335,191       4,154,646
      Deferred income taxes........     3,953,185       3,496,196       3,254,327       2,713,106       2,869,976
                                     ------------    ------------    ------------    ------------    ------------
SHAREHOLDERS' EQUITY...............  $202,688,853    $176,676,947    $162,444,991    $145,183,550    $130,908,672
                                     ------------    ------------    ------------    ------------    ------------
COMMON SHARES OUTSTANDING*.........    18,338,061      18,278,895      18,539,982      18,596,621      18,513,111
                                     ------------    ------------    ------------    ------------    ------------
BOOK VALUE PER COMMON SHARE*.......  $      11.05    $       9.67    $       8.76    $       7.81    $       7.07
                                     ------------    ------------    ------------    ------------    ------------
OTHER DATA
    Dividends paid.................  $  4,027,721    $  3,529,921    $  3,049,642    $  2,577,154    $  2,326,964
    Dividends paid per Common
      Share*.......................          0.22            0.18            0.16            0.14            0.13
                                     ------------    ------------    ------------    ------------    ------------
    Average Common Shares
      Outstanding during the
      year.........................    18,304,802      18,471,084      18,619,178      18,558,502      18,513,418
                                     ============    ============    ============    ============    ============

---------------

* Adjusted for the ten percent stock dividend paid in August, 1997 and August, 1995 and five-for-four stock split distributed in August, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

1998 RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 1998 increased by $52.4 million or 15 percent to a record $392.0 million. Sales in the Manufacturing segment increased $39.3 million or 19 percent with approximately 70 percent of the increase due to the inclusion of acquired businesses. The increase in sales of the Company's existing Manufacturing businesses reflects primarily higher unit volumes. Net sales in the Distribution segment increased $14.2 million or 10 percent as a result of higher unit volumes. The Company experienced significant pressure on selling prices in both of its business segments reflecting strong competition and the impact of lower raw material costs.

     Cost of sales increased $24.1 million or 10 percent reflecting the higher sales level; however, gross profit as a percentage of sales increased to 34.6 percent in 1998 from 31.6 percent in the prior year. This improvement in gross profit margin was primarily achieved in the Manufacturing segment based on lower raw material costs and greater utilization of plant capacity.

     Total operating expenses for 1998 increased $17.2 million or 25 percent to $86.1 million. This increase reflects higher selling costs resulting from greater sales volume and the additional operating costs of acquired companies. Expressed as a percentage of sales, operating expenses were 22.0 percent in 1998 compared with 20.3 percent in the prior year. This reduction in operating expense leverage is due to additional spending related to sales training and education combined with the impact of acquired companies.

     Net interest expense increased $640,303 due to higher borrowing levels resulting from business acquisitions. Interest expense increased $1.8 million based on the increase in average borrowings which was partially offset by an increase in interest income of $1.2 million due to the existing financial structure of acquired businesses.

     The Company's effective tax rate decreased slightly to 40.8 percent form
41.3 percent.

1997 RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 1997 increased by $18.7 million or 6 percent over the prior year. In 1997 the Company recorded increases and record sales in both of its business segments. Sales in the Distribution segment increased $11.0 million or 8 percent as a result of higher unit volumes. Sales in the Manufacturing segment increased $7.7 million or 4 percent primarily due to higher unit volumes and the inclusion of Molded Solutions' operations subsequent to the April 25, 1997 acquisition. The Company experienced significant competitive pricing pressures in both of its business segments during 1997.

     Cost of sales was $232.4 million in 1997 an increase of 6 percent compared to $219.2 million in 1996. Gross profit increased $5.5 million to $107.2 million based on the increase in sales. Gross profit as a percentage of sales dropped to
31.6 percent from 31.7 percent primarily due to higher raw material costs in the Manufacturing segment.

     Operating expenses in 1997 increased by $3.0 million or 5 percent as a result of the increased sales volume. Operating expenses as a percent of sales decreased to 20.3 percent from 20.5 percent in 1996 as a result of improved leverage for general and administrative expenses which were virtually unchanged at $29.6 million for 1997 compared with $29.7 million in 1996.

     Net interest expense decreased 13 percent to $247,570 based on lower average borrowings but had no material net impact on the Company's financial results.

FINANCIAL CONDITION

     In 1998, the Company generated cash from operating activities of $42.3 million compared to $36.2 million in 1997. Investments in property, plan and equipment were $19.4 million and additional funds of $30.1 million were used to make business acquisitions. At December 31, 1998, the Company had working capital of $102.4 million and a current ratio of 3.0 to 1.

     On February 3, 1999, the Company entered into a new $250 million loan agreement with a group of banks which provides a $75 million term loan facility and a $175 million multi-currency revolving credit facility. Borrowings under the new loan agreement were used to retire most of the Company's existing debt and fund the acquisition of Allibert Equipement. Funds available under the new loan agreement combined with cash flows from operations will provide the Company's primary source of future financing. During the next five years management anticipates on-going capital expenditures in the range of $20 to $30 million per year. Management believes that it has sufficient financial resources to meet anticipated business requirements in the foreseeable future, including capital expenditures, working capital and debt service requirements and dividends.

YEAR 2000

     The Company has conducted a review to identity potential Year 2000 issues related to both information technology (IT) and non-information technology (non-IT) matters. The Company has developed plans for each of its business units to correct or replace existing IT systems where significant potential Year 2000 failures could occur. The majority of core business software utilized by the Company was acquired from third parties. As of December 31, 1998, core Corporate financial software is Year 2000 compliant, and core business software for the business units is either Year 2000 compliant or has been upgraded, tested and is ready for implementation. The Company is also in the process of verifying Year 2000 readiness of non-IT systems, including production equipment as well as evaluating the status of key vendors and service providers to determine Year 2000 readiness and determine alternatives and contingency plan requirements. To date, no material problems have been identified, and the Company is confident that the Year 2000 issue will not create significant operational problems. To date, the funds which have been spent on Year 2000 issues have not been material and based on current assessments remaining expenses are not expected to be material.

FORWARD LOOKING INFORMATION

     Statements contained in this report concerning the Company's goals, strategies, and expectations for business and financial results may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on current indicators and expectations. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. Such risks include, but are not limited to, fluctuations in product demand, market acceptance, general economic conditions in domestic and international markets, competition, difficulties in manufacturing operations, raw material availability, and others.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and accompanying notes and the reports of management and independent accountants follow Item 9 of this Report.

SUMMARIZED QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED) THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA

                                    MARCH 31     JUNE 30      SEPT. 30     DEC. 31       TOTAL
    QUARTER ENDED 1998              --------     -------      --------     -------       -----
         NET SALES................  $88,191      $101,115     $92,196      $110,518     $392,020
         GROSS PROFIT.............   30,616        34,827      30,481        39,590      135,514
         NET INCOME...............    6,990         7,598       4,918         9,173       28,679
         PER SHARE................      .38           .42         .27           .50         1.57

                                    MARCH 31     JUNE 30      SEPT. 30     DEC. 31       TOTAL
    QUARTER ENDED 1997              --------     -------      --------     -------       -----
         Net Sales................  $76,799      $ 86,175     $81,141      $ 95,511     $339,626
         Gross Profit.............   24,088        26,672      24,069        32,420      107,249
         Net Income...............    4,809         5,313       3,933         8,284       22,339
         Per Share................      .26           .29         .21           .45         1.21

---------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related statements of consolidated income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio,
February 9, 1999

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      1998            1997            1996
                                                      ----            ----            ----
Net sales.......................................  $392,019,900    $339,625,585    $320,943,771
Cost of sales...................................   256,506,103     232,376,615     219,152,386
                                                  ------------    ------------    ------------
  Gross profit..................................   135,513,797     107,248,970     101,791,385
                                                  ------------    ------------    ------------
Operating expenses
  Selling.......................................    47,959,466      39,322,295      36,170,478
  General and administrative....................    38,181,368      29,613,322      29,720,351
                                                  ------------    ------------    ------------
                                                    86,140,834      68,935,617      65,890,829
                                                  ------------    ------------    ------------
     Operating income...........................    49,372,963      38,313,353      35,900,556
                                                  ------------    ------------    ------------
Interest
  Income........................................    (1,515,186)       (348,746)       (319,533)
  Expense.......................................     2,403,059         596,316         604,823
                                                  ------------    ------------    ------------
                                                       887,873         247,570         285,290
                                                  ------------    ------------    ------------
Income before income taxes......................    48,485,090      38,065,783      35,615,266
Income taxes....................................    19,806,000      15,727,000      14,612,000
                                                  ------------    ------------    ------------
Net income......................................  $ 28,679,090    $ 22,338,783    $ 21,003,266
                                                  ------------    ------------    ------------
Net income per share............................  $       1.57    $       1.21    $       1.13
                                                  ============    ============    ============

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                        AS OF DECEMBER 31, 1998 AND 1997

                                                                  1998            1997
                                                                  ----            ----
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments.......................  $ 34,832,151    $  6,297,726
  Accounts receivable -- less allowances of $2,396,000 and
     $2,102,000 respectively................................    62,855,111      54,940,671
  Inventories
     Finished and in-process products.......................    44,182,030      35,427,355
     Raw materials and supplies.............................     9,236,913       7,627,878
                                                              ------------    ------------
                                                                53,418,943      43,055,233
  Prepaid expenses..........................................     2,543,996       3,132,997
                                                              ------------    ------------
TOTAL CURRENT ASSETS........................................   153,650,201     107,426,627
OTHER ASSETS
  Excess of cost over fair value of net assets of companies
     acquired...............................................    37,481,612      20,484,628
  Patents and other intangible assets.......................     2,104,327       2,427,633
  Other.....................................................     4,028,655       3,188,125
                                                              ------------    ------------
                                                                43,614,594      26,100,386
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land......................................................     2,854,905       2,597,342
  Buildings and leasehold improvements......................    53,484,959      42,043,716
  Machinery and equipment...................................   147,405,559     125,413,124
                                                              ------------    ------------
                                                               203,745,423     170,054,182
  Less allowances for depreciation and amortization.........    94,302,430      79,503,273
                                                              ------------    ------------
                                                               109,442,993      90,550,909
                                                              ------------    ------------
                                                              $306,707,788    $224,077,922
                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 15,863,124    $ 14,414,557
  Accrued expenses
     Employee compensation and related items................    13,094,384      12,014,848
     Taxes, other than income taxes.........................     1,316,457       1,162,642
     Income taxes...........................................     1,357,241       1,208,327
     Other..................................................    13,214,158       9,996,832
  Current portion of long-term debt.........................     6,388,146         846,316
                                                              ------------    ------------
TOTAL CURRENT LIABILITIES...................................    51,233,510      39,643,522
LONG-TERM DEBT, LESS CURRENT PORTION........................    48,832,240       4,261,257
DEFERRED INCOME TAXES.......................................     3,953,185       3,496,196
SHAREHOLDERS' EQUITY
  Serial Preferred Shares (authorized 1,000,000 shares).....           -0-             -0-
  Common Shares, without par value (authorized 30,000,000
     shares; outstanding 18,338,061 and 18,278,895 shares,
     respectively)..........................................    11,610,996      11,573,496
  Additional paid-in capital................................   134,280,522     133,359,303
  Accumulated other comprehensive income....................       (83,002)       (484,820)
  Retained income...........................................    56,880,337      32,228,968
                                                              ------------    ------------
                                                               202,688,853     176,676,947
                                                              ------------    ------------
                                                              $306,707,788    $224,077,922
                                                              ============    ============

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                          ACCUMULATED
                                    COMMON SHARES          ADDITIONAL        OTHER
                               ------------------------     PAID-IN      COMPREHENSIVE     RETAINED     COMPREHENSIVE
                                 NUMBER       AMOUNT        CAPITAL         INCOME          INCOME         INCOME
                                 ------       ------       ----------    -------------     --------     -------------
BALANCE AT JANUARY 1, 1996...  16,906,019   $10,014,186   $111,382,116     $(393,840)    $ 24,181,088    $       -0-
Additions
  Net income.................         -0-           -0-            -0-           -0-       21,003,266     21,003,266
  Sales under option plans...      25,235       215,857            -0-           -0-              -0-            -0-
  Employees stock purchase
    plan.....................      21,111       350,462            -0-           -0-              -0-            -0-
  Dividend reinvestment
    plan.....................       8,764       145,995            -0-           -0-              -0-            -0-
  Foreign currency
    translation..............         -0-           -0-            -0-       180,268              -0-        180,268
Deductions
  Purchases for treasury.....    (106,600)      (66,786)    (1,517,979)          -0-              -0-            -0-
  Dividends -- $.16 per
    share....................         -0-           -0-            -0-           -0-       (3,049,642)           -0-
                               ----------   -----------   ------------     ---------     ------------    -----------
BALANCE AT DECEMBER 31,
  1996.......................  16,854,529   $10,659,714   $109,864,137     $(213,572)    $ 42,134,712    $21,183,534
                               ==========   ===========   ============     =========     ============    ===========
Additions
  Net income.................         -0-           -0-            -0-           -0-       22,338,783     22,338,783
  Sales under option plans...      32,204        24,902        357,976           -0-              -0-            -0-
  Employees stock purchase
    plan.....................      22,720        12,920        366,787           -0-              -0-            -0-
  Dividend reinvestment
    plan.....................       7,012         4,005        114,201           -0-              -0-            -0-
Deductions
  Purchases for treasury.....    (326,100)     (208,704)    (4,968,134)          -0-              -0-            -0-
  Dividends -- $.18 per
    share....................         -0-           -0-            -0-           -0-       (3,529,921)           -0-
  10% stock dividend.........   1,688,530     1,080,659     27,624,336           -0-      (28,714,606)           -0-
  Foreign currency
    translation..............         -0-           -0-            -0-      (271,248)             -0-       (271,248)
                               ----------   -----------   ------------     ---------     ------------    -----------
BALANCE AT DECEMBER 31,
  1997.......................  18,278,895   $11,573,496   $133,359,303     $(484,820)    $ 32,228,968    $22,067,535
                               ==========   ===========   ============     =========     ============    ===========
Additions
  Net income.................         -0-           -0-            -0-           -0-       28,679,090     28,679,090
  Sales under option plans...      37,144        23,608        450,602           -0-              -0-            -0-
  Employees stock purchase
    plan.....................      18,210        11,519        373,295           -0-              -0-            -0-
  Dividend reinvestment
    plan.....................       8,812         5,573        176,809           -0-              -0-            -0-
  Foreign currency
    translation adj..........         -0-           -0-            -0-       401,818              -0-        401,818
Deductions
  Purchases for treasury.....      (5,000)       (3,200)       (79,487)          -0-              -0-            -0-
  Dividends -- $.22 per
    share....................         -0-           -0-            -0-           -0-       (4,027,721)           -0-
                               ----------   -----------   ------------     ---------     ------------    -----------
BALANCE AT DECEMBER 31,
  1998.......................  18,338,061   $11,610,996   $134,280,522     $ (83,002)    $ 56,880,337    $29,080,908
                               ==========   ===========   ============     =========     ============    ===========

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           1998           1997           1996
                                                           ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................  $ 28,679,090   $ 22,338,783   $ 21,003,266
  Items not affecting use of cash
     Depreciation....................................    15,803,285     11,667,787     10,229,957
     Amortization of excess of cost over fair value
       of net assets of companies acquired...........     1,261,245        793,296        625,687
     Amortization of other intangible assets.........       453,319        752,801        455,030
     Deferred income taxes...........................        68,567        241,869        541,221
  Cash flow provided by (used for) working capital
     Accounts receivable.............................      (796,995)     3,195,634     (5,103,490)
     Inventories.....................................    (5,138,339)    (2,800,318)     1,419,395
     Prepaid expenses................................       794,952       (225,746)       604,299
     Accounts payable and accrued expenses...........     1,128,406        235,850      4,937,322
                                                       ------------   ------------   ------------
     Net cash provided by operating activities.......    42,253,530     36,199,956     34,712,687
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment, net....   (19,401,795)   (18,779,760)   (21,460,141)
  Acquisition of business, net of cash acquired......   (30,141,171)    (7,955,077)             0
  Other..............................................       373,521       (455,917)     2,104,464
                                                       ------------   ------------   ------------
     Net cash used for investing activities..........   (49,169,445)   (27,190,754)   (19,355,677)
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchases for treasury.............................       (82,687)    (5,176,838)    (1,584,765)
  Proceeds from issuance of common stock.............     1,041,406        880,791        712,314
  Cash dividends paid................................    (4,027,721)    (3,529,921)    (3,049,642)
  Borrowings (repayments) net........................    38,519,342       (485,857)    (9,222,130)
                                                       ------------   ------------   ------------
     Net cash provided by (used for) financing
       activities....................................    35,450,340     (8,311,825)   (13,144,223)
                                                       ------------   ------------   ------------
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS......    28,534,425        697,377      2,212,787
CASH AND TEMPORARY CASH INVESTMENTS
  January 1..........................................     6,297,726      5,600,349      3,387,562
                                                       ------------   ------------   ------------
CASH AND TEMPORARY CASH INVESTMENTS
  December 31........................................  $ 34,832,151   $  6,297,726   $  5,600,349
                                                       ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
     Interest........................................  $  2,151,885   $    574,062   $    737,416
     Income taxes....................................    20,154,032     15,857,230     15,387,482

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (Company). Significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES

     All balance sheet accounts of consolidated foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period and income statement items are translated at an average currency exchange rate. The resulting translation adjustment is recorded as a separate component of shareholders' equity and other comprehensive income.

FINANCIAL INSTRUMENTS

     Temporary cash investments, all of which have an original maturity of ninety days or less, are considered cash equivalents. Other financial instruments, consisting of trade and notes receivable, and long-term debt, are considered to have a fair value which approximates carrying value at December 31, 1998.

INVENTORIES

     Inventories are stated at the lower of cost or market. For approximately 71 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

     If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $4,716,000, $5,207,000, and $6,300,000 higher than reported at December 31, 1998, 1997 and 1996, respectively.

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

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF COMPANIES ACQUIRED

     This asset represents the excess of cost over the fair value of net assets of companies acquired and is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Accumulated amortization at December 31, 1998 and 1997 was $5,526,000 and $4,335,000, respectively. Management, which regularly evaluates its accounting for goodwill, considering primarily such factors as current and historical profitability, along with discounted cash flows, believes that the asset is realizable and the amortization periods are still appropriate.

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

     Basic net income per share, as shown on the Statements on Consolidated Income, is determined on the basis of the weighted average number of Common Shares outstanding during the year. The restatement of prior periods, as required by FASB 128, did not effect the earnings per share amounts previously reported, and for all periods shown basic and diluted earnings per share are identical. During the year ended December 31, 1997, the Company paid a ten percent stock dividend. All per share data has been adjusted for the stock dividend.

ACQUISITIONS

     During 1997 and 1998, the Company acquired substantially all of the assets or shares of the entities described below. Each transaction was accounted for by the purchase method of accounting, and, accordingly, the results of operations, each of which was deemed immaterial, have been included in the Company's consolidated financial statements since the respective acquisition dates.

     On April 25, 1997, the Company acquired substantially all of the assets of Molded Solutions, Inc., a manufacturer of custom engineered molded rubber products.

     On January 2, 1998, the Company acquired all of the outstanding shares of raaco International, a Danish manufacturer of injection molded plastic material handling products.

     On July 31, 1998, the Company acquired all of the outstanding shares of Sherwood Plastics. Inc., a manufacturer of custom engineered rotationally molded plastic products.

     On October 22, 1998, the Company acquired substantially all of the assets of Kadon Corporation, a manufacturer of structural foam and injection molded plastic material handling products.

     The aggregate purchase price for these transactions approximates $37.4 million. The purchase price allocations were based on estimates with the excess of purchase price over fair value of net assets acquired being amortized on a straight-line basis over estimated lives of 15 to 30 years.

SUBSEQUENT EVENT

     On February 4, 1999, the Company completed the acquisition of the shares of Allibert Equipement, the plastic material handling division of Sommer Allibert, S.A., a publicly traded French company for approximately $150 million (not including the assumption of debt). Allibert Equipement has approximately 900

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
employees, five manufacturing facilities in Europe and a North American manufacturing facility. With 1997 annual sales of approximately $140 million, Allibert Equipement extends the Company's reach to new markets, and solidifies its leadership position in structural foam manufacturing within the North American markets.

     The acquisition was financed through a new multi-currency revolving credit and term loan facility which increased the amount of credit available from $35 million to $250 million and extended the term to February, 2005.

     The acquisition will be accounted for under the purchase method of accounting in 1999. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Results of Allibert Equipement will be included with those of the Company for periods subsequent to the date of acquisition.

     The excess of the purchase price over the net assets, which is expected to approximate $100 million, will be amortized over a period not exceeding 40 years. The purchase price allocation will be determined during 1999 when appraisals, other studies and additional information become available.

LONG-TERM DEBT AND CREDIT AGREEMENTS

     Long-term debt at December 31, consisted of the following:

                                                        1998           1997
                                                        ----           ----
Revolving credit agreement.........................  $35,000,000             0
Industrial revenue bonds...........................    4,250,000    $4,500,000
Other..............................................   15,970,386       607,573
                                                     -----------    ----------
                                                      55,220,386     5,107,573
Less Current Portion...............................    6,388,146       846,316
                                                     -----------    ----------
                                                     $48,832,240    $4,261,257
                                                     ===========    ==========

     At December 31, 1998, the Company had a Revolving Credit Agreement which enabled the Company to borrow up to $35 million at prime rate on a variable basis, or on a short-term fixed basis at a rate based upon LIBOR or certificate of deposits at the participating banks. The industrial revenue bonds mature in 2010 with interest rates at 3.30 percent. Other includes notes which mature in various amounts through 2016 and bear a weighted average interest rate of 6.32 percent.

     On February 3, 1999, the Company entered into a $250 million Loan Agreement with a group of banks which provides a $75 million term loan facility and a $175 million multi-currency revolving credit facility. Borrowings under the new Loan Agreement were used to retire the existing Revolving Credit Agreement, fund the acquisition of Allibert Equipement (see Subsequent Event) and for general corporate purposes. Interest is based on LIBOR or Euro LIBOR with an applicable margin that varies depending on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The interest rate on initial borrowings was 6.06 percent for the term loan and 5.35 percent for the revolving credit facility. In addition, the Company pays a quarterly facility fee of 30 basis points in connection with the revolving credit facility. The term loan facility requires the Company to make quarterly principal payments beginning June 30, 1999. The Loan Agreement expires in February 2005.

     Maturities of long-term debt, adjusted to reflect payments under the new Loan Agreement, for the five years ending December 31, 2003, are $1,855,000 in 1999; $8,000,000 in 2000, $12,000,000 in 2001, $12,000,000 in 2002 and
$16,000,000 in 2003.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     The Loan Agreement and certain of the industrial revenue bond issues contain customary covenants which include, among other things, maintenance of minimum tangible net worth and restrictions on certain additional indebtedness and requirements to maintain certain financial ratios.

LEASES

     The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $2,845,000, $2,664,000 and $2,361,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Future minimum rental commitments for the next five years are as follows:

YEAR ENDED DECEMBER 31,                                    COMMITMENT
-----------------------                                    ----------
          1999...........................................  $2,790,000
          2000...........................................   2,059,000
          2001...........................................   1,315,000
          2002...........................................     619,000
          2003...........................................     480,000

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

     In accordance with FASB Statement No. 132 the following tables reflect the re-statements of prior periods. For the Company's existing defined benefit plans, the reconciliation of benefit obligations are as follows:

                                                            1998          1997          1996
                                                            ----          ----          ----
Benefit obligation at beginning of year................  $3,058,193    $2,914,705    $2,600,600
  Service Cost.........................................     138,064       130,062       122,707
  Interest Cost........................................     223,907       197,685       187,703
  Actuarial loss (gain)................................     195,624       (49,117)       78,672
  Benefits paid........................................    (140,463)     (135,142)      (74,977)
                                                         ----------    ----------    ----------
Benefit obligation at end of year......................  $3,475,325    $3,058,193    $2,914,705
                                                         ==========    ==========    ==========

     The following table reflects the change in fair value of plan assets:

                                                            1998          1997          1996
                                                            ----          ----          ----
Fair value of plan assets at beginning of year.........  $3,581,525    $2,890,919    $2,647,493
Actual return on plan assets...........................     402,854       593,352       202,065
Company contribution...................................      77,116       246,695       135,403
Expenses paid..........................................     (19,073)      (14,299)      (19,065)
Benefits paid..........................................    (140,463)     (135,142)      (74,977)
                                                         ----------    ----------    ----------
Fair value of plan assets at end of year...............  $3,901,959    $3,581,525    $2,890,919
                                                         ==========    ==========    ==========

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     The following table reflects the funded status of the plans at December 31, 1998 and 1997:

                                                                1998        1997
                                                                ----        ----
Funded Status...............................................  $426,634    $523,333
Unrecognized net (asset) obligation.........................     9,632      16,129
Unrecognized prior service cost.............................   178,242     198,688
Unrecognized net (gain)/loss................................  (459,565)   (554,593)
                                                              --------    --------
Prepaid (accrued) benefit cost..............................  $154,943    $183,557
                                                              ========    ========

     Assumptions used for these plans were as follows: discount rate, 7.0 percent; rate of return on plan assets, 8.0 percent. Future benefit increases were not considered as there is no substantive commitment to increase benefits.

     A profit sharing plan is maintained for employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. During 1997, the Company established a Supplemental Executive Retirement Plan (SERP) which will provide participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. The SERP is unfunded apart from the general assets of the Company.

     The aggregate cost of all retirement and profit sharing plans reflected in the accompanying statements of consolidated income is $1,841,000, $2,737,000 and $2,398,000 for the years 1998, 1997 and 1996, respectively.

INCOME TAXES

     The effective tax rate was 40.8% in 1998, 41.3% in 1997 and 41.0% in 1996. A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                               PERCENT OF PRE-TAX
                                                                     INCOME
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Statutory Federal income tax rate...........................  35.0%   35.0%   35.0%
State income taxes -- net of Federal tax benefit............   5.0     4.8     5.0
Effect of non-deductible depreciation and amortization......   0.5     0.5     0.6
Other.......................................................   0.3     1.0     0.4
                                                              ----    ----    ----
Effective tax rate for the year.............................  40.8%   41.3%   41.0%
                                                              ====    ====    ====

     Income taxes consisted of the following:

                                               (DOLLARS IN THOUSANDS)
                                 1998                   1997                   1996
                          -------------------    -------------------    -------------------
                          CURRENT    DEFERRED    CURRENT    DEFERRED    CURRENT    DEFERRED
                          -------    --------    -------    --------    -------    --------
Federal.................  $15,492     $ 733      $12,427      $242      $11,258      $399
Foreign.................      665      (824)         255       (22)         224         1
State and Local.........    3,581       159        2,835       (10)       2,589       141
                          -------     -----      -------      ----      -------      ----
                          $19,738     $  68      $15,517      $210      $14,071      $541
                          =======     =====      =======      ====      =======      ====

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     Significant components of the Company's deferred tax liabilities as of December 31, 1998 and 1997 are as follows:

                                                               1998      1997
                                                               ----      ----
Deferred income tax liabilities
  Property, plant and equipment.............................  $9,717    $8,967
  Employee benefit trust....................................     396       323
                                                              ------    ------
                                                              10,113     9,290
                                                              ------    ------
Deferred income tax assets
  Compensation..............................................   2,517     2,170
  Inventory valuation.......................................     910       607
  Allowance for uncollectible accounts......................     675       702
  Non-deductible accruals...................................   1,725     2,170
  Other.....................................................     333       145
                                                              ------    ------
                                                               6,160     5,794
                                                              ------    ------
Net deferred income tax liability...........................  $3,953    $3,496
                                                              ======    ======

STOCK OPTIONS

     In 1997, the Company and its shareholders adopted the 1997 Stock Option Plan allowing key employees to purchase Common Stock of the Company at the market price on the date of grant. The plan provides that stock options expire five years from date of grant and are exercisable up to 20 percent of the shares granted each year. The activity listed below covers both the 1997 Stock Option Plan and the 1992 Incentive Stock Option Plan.

     Stock options granted during the past three years were as follows: during 1998, 221,018 shares at prices from $16.625 to $24.875; during 1997, 149,545 shares at prices from $14.55 to $16.50; during 1996, 88,165 shares at prices from $16.14 to $17.77.

     Stock options exercised during the past three years were as follows: during 1998, 42,830 shares at prices from $11.77 to $17.188; during 1997, 35,852 shares at prices from $10.80 to $16.14; during 1996, 27,944 shares at prices from $7.03 to $13.46.

     At December 31, 1998, 1997 and 1996 there were outstanding options for the purchase of 535,944, 367,449 and 260,402 shares respectively, at prices ranging from $11.77 to $24.875 per share in 1998 and $11.77 to $17.77 per share in 1997 and $10.80 to $17.77 in 1996.

     At December 31, 1998 and 1997, there were options for 197,385 and 142,741 shares, respectively that were exercisable.

     The Company accounts for stock options under APB Opinion No. 25 and, therefore, does not recognize employee compensation for options granted using the fair value method set forth in the FASB Statement No. 123 "Accounting for Stock-Based Compensation." If the Company had followed FASB 123 rather that APB 25, net income and earnings per share would not have been materially different than the reported amounts for 1998, 1997 or 1996.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

INDUSTRY SEGMENTS

     In 1998, the Company was required to adopt FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which replaces Statement No. 14 and establishes new standards for defining the Company's business segments and disclosing information about them.

     The Company's business units have separate management teams and offer different products and services. Using the criteria of FASB No. 131, these business units have been aggregated into two reportable segments; Distribution of aftermarket repair products and services and Manufacturing of polymer and metal products. The aggregation of business units is based on management by the chief operating decision maker for the segment as well as similarities of production processes, distribution methods and economic characteristics (e.g. average gross margin and the impact of economic conditions on long-term financial performance).

     The Company's distribution segment is engaged in the distribution of equipment, tools and supplies used for tire servicing and automotive underbody repair. The distribution segment operates domestically through 42 branches located in major cities throughout the United States and in foreign countries through export and businesses in which the Company holds an equity interest.

     The Company's manufacturing segment designs, manufacturers and markets a variety of polymer based plastic and rubber products. These products are manufactured primarily through the molding process in facilities throughout the United States and in Europe.

     Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income general corporate overhead expenses and interest expenses are not included. The identifiable assets of each segment include: accounts receivable, inventory, net fixed assets, excess of cost over fair value of net assets acquired, patents and other intangible assets. Corporate assets are principally land, buildings, computer equipment, cash and temporary cash investments.

     Total sales from foreign business units and export were approximately $61.3 million, $39.9 million and $35.3 million for the years 1998, 1997 and 1996, respectively. There are no individual foreign countries for which sales are material. Long-lived assets in foreign countries consist primarily of property, plant and equipment and were approximately $13.4 million at December 31, 1998, $528,000 at December 31, 1997 and $778,000 at December 31, 1996. No single customer accounts for 10 percent or more of total company net sales or the net sales of either business segment.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                                                              1998        1997        1996
                                                              ----        ----        ----
                                                                 (DOLLARS IN THOUSANDS)
NET SALES
  Distribution of aftermarket repair products and
     services.............................................  $161,737    $147,543    $136,526
  Manufacturing of polymer and metal products.............   244,244     204,970     197,319
  Intra-segment elimination...............................   (13,961)    (12,887)    (12,901)
                                                            --------    --------    --------
                                                            $392,020    $339,626    $320,944
                                                            ========    ========    ========
INCOME BEFORE INCOME TAXES
  Distribution of aftermarket repair products and
     services.............................................  $ 16,043    $ 14,504    $ 12,209
  Manufacturing of polymer and metal products.............    40,062      30,040      29,021
  Corporate...............................................    (6,732)     (6,230)     (5,330)
  Interest expense-net....................................      (888)       (248)       (285)
                                                            --------    --------    --------
                                                            $ 48,485    $ 38,066    $ 35,615
                                                            ========    ========    ========
IDENTIFIABLE ASSETS
  Distribution of aftermarket repair products and
     services.............................................  $ 59,883    $ 53,604    $ 49,605
  Manufacturing of polymer and metal products.............   211,672     163,130     148,708
  Corporate...............................................    40,543       8,703       9,981
  Intra-segment elimination...............................    (5,390)     (1,359)     (1,172)
                                                            --------    --------    --------
                                                            $306,708    $224,078    $207,122
                                                            ========    ========    ========
CAPITAL ADDITIONS, NET
  Distribution of aftermarket repair products and
     services.............................................  $    234    $    603    $    426
  Manufacturing of polymer and metal products.............    18,943      16,015      20,433
  Corporate...............................................       225       2,162         601
                                                            --------    --------    --------
                                                            $ 19,402    $ 18,780    $ 21,460
                                                            ========    ========    ========
DEPRECIATION/AMORTIZATION
  Distribution of aftermarket repair products and
     services.............................................  $    493    $    546    $    598
  Manufacturing of polymer and metal products.............    15,006      10,847       9,352
  Corporate...............................................       304         275         280
                                                            --------    --------    --------
                                                            $ 15,803    $ 11,668    $ 10,230
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

                          EMPLOYEE STOCK PURCHASE PLAN

                                    CONTENTS

     Report of Independent Public Accountants for the Myers Industries, Inc. Employee Stock Purchase Plan

     Financial Statements for the Myers Industries, Inc. Employee Stock Purchase
Plan:

        (1) Statements of Assets Available for Plan Benefits as of December 31, 1998 and 1997; and

        (2) Statements of Changes in Assets Available for Plan Benefits for the Years Ended December 31, 1998, 1997 and 1996.

     Notes to Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Myers Industries, Inc. Employee
Stock Purchase Plan Administrator:

     We have audited the accompanying statements of assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 1998 and 1997, and the related statements of changes in assets available for plan benefits for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 1998 and 1997, and the changes in its assets available for plan benefits for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio,
February 9, 1999

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                STATEMENTS OF ASSETS AVAILABLE FOR PLAN BENEFITS
                           DECEMBER 31, 1998 AND 1997

                                                                1998       1997
                                                                ----       ----
Receivable from Trustee.....................................  $108,088    $84,839
                                                              ========    =======
(Myers Industries, Inc.)

          STATEMENTS OF CHANGES IN ASSETS AVAILABLE FOR PLAN BENEFITS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998         1997         1996
                                                            ----         ----         ----
Contributions:
Participants' contributions beginning of period.........  $  84,839    $  84,687    $  77,531
Participants' contributions during the period...........    365,794      341,806      322,503
                                                          ---------    ---------    ---------
Assets Available for Stock Purchases....................    450,633      426,493      400,034
  Less:
Assets Used for Stock Purchases.........................   (342,545)    (341,654)    (315,347)
                                                          ---------    ---------    ---------
Assets Available for Plan Benefits at End of Period.....  $ 108,088    $  84,839    $  84,687
                                                          =========    =========    =========

              See the accompanying notes to financial statements.

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the directors of the Registrant, see "Election of Directors" on pages 3 through 7 of Registrant's Proxy Statement dated March 19, 1999 ("Proxy Statement"), which is incorporated herein by reference.

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

     The following consolidated financial statements of the Registrant appear in
Part II of this Report:

     14. (A)(1) FINANCIAL STATEMENTS

        CONSOLIDATED FINANCIAL STATEMENTS OF MYERS INDUSTRIES, INC. AND
             SUBSIDIARIES

             Report of Independent Public Accountants

             Statements of Consolidated Financial Position As Of December 31, 1998 and 1997

             Statements of Consolidated Income For The Years Ended December 31, 1998, 1997 and 1996

             Statements of Consolidated Shareholders' Equity and Comprehensive Income For The Years Ended December 31, 1998, 1997 and 1996

             Statements of Consolidated Cash Flows For The Years Ended December 31, 1998, 1997 and 1996

             Notes to Consolidated Financial Statements For The Years Ended December 31, 1998, 1997 and 1996

        FINANCIAL STATEMENTS FOR THE MYERS INDUSTRIES, INC. EMPLOYEE STOCK
             PURCHASE PLAN

             Statements of Assets Available for Plan Benefits As Of December 31, 1998 and 1997

             Statements of Changes in Assets Available for Plan Benefits For The Years Ended December 31, 1998, 1997 and 1996

     14. (A)(2) FINANCIAL STATEMENT SCHEDULES

             Selected Quarterly Financial Data For The Years Ended December 31, 1998 and 1997

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

       10(f) MYERS INDUSTRIES, INC. 1997 INCENTIVE STOCK PLAN. Reference is made to Exhibit 10(f) to Form 10-K filed with the Commission on March 21, 1997.

       10(g) MILTON I. WISKIND SUPPLEMENTAL COMPENSATION AGREEMENT. Reference is made to Exhibit 10 to Form 10-Q filed with the Commission on May 14, 1997.

       10(h) MYERS INDUSTRIES, INC. EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN. Reference is made to Exhibit 10(h) to Form 10-K filed with the Commission on March 26, 1998.

       10(i) LOAN AGREEMENT BETWEEN MYERS INDUSTRIES, INC. AND NBD BANK DATED AS OF FEBRUARY 3, 1999. Reference is made to Exhibit 10(f) to Form 8-K filed with the Commission on February 19, 1999.

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

     14. (B) REPORTS ON FORM 8-K: Form 8-K filed with the Commission on December 17, 1998 regarding the definitive purchase agreement between Myers Industries, Inc. and Sommer Allibert, S.A.

     14. (C) EXHIBITS: See subparagraph 14(A)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         MYERS INDUSTRIES, INC.

Dated: March 26, 1999                                    /s/ GREGORY J. STODNICK
                                                         By: ----------------------------------------------------
                                                             GREGORY J. STODNICK
                                                             Vice President -- Finance and
                                                             Chief Financial Officer

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
/s/ GREGORY J. STODNICK                              Vice President -- Finance and      March 26, 1999
---------------------------------------------------  Chief Financial Officer
GREGORY J. STODNICK                                  (Principal Financial and
                                                     Accounting Officer)

/s/ KEITH A. BROWN                                   Director                           March 26, 1999
---------------------------------------------------
KEITH A. BROWN

                                                     Director
---------------------------------------------------
KARL S. HAY

                                                     Director
---------------------------------------------------
RICHARD P. JOHNSTON

                                                     President, Chief Executive
---------------------------------------------------  Officer and Director (Principal
STEPHEN E. MYERS                                     Executive Officer)

/s/ RICHARD L. OSBORNE                               Director                           March 26, 1999
---------------------------------------------------
RICHARD L. OSBORNE

/s/ JON H. OUTCALT                                   Director                           March 26, 1999
---------------------------------------------------
JON H. OUTCALT

/s/ SAMUEL SALEM                                     Director                           March 26, 1999
---------------------------------------------------
SAMUEL SALEM

                                                     Director
---------------------------------------------------
EDWIN P. SCHRANK

/s/ MILTON I. WISKIND                                Senior Vice President, Secretary   March 26, 1999
---------------------------------------------------  and Director
MILTON I. WISKIND

                               INDEX OF EXHIBITS

EXHIBIT NO.
-----------
 3(a)        MYERS INDUSTRIES, INC. AMENDED AND RESTATED ARTICLES OF
             INCORPORATION. Reference is made to Exhibit (3)(i) to Form
             8-K filed with the Commission on May 14, 1994.

  (b)        MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF
             REGULATIONS. Reference is made to Exhibit (3)(ii) to Form
             10-Q filed with the Commission on May 14, 1994.

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

  (f) MYERS INDUSTRIES, INC. 1997 INCENTIVE STOCK PLAN. Reference is made to Exhibit 10(f) to Form 10-K filed with the Commission on March 21, 1997.

  (g)        MILTON I. WISKIND SUPPLEMENTAL COMPENSATION AGREEMENT.
             Reference is made to Exhibit 10 to Form 10-Q filed with the Commission on May 14, 1997.

  (h)        MYERS INDUSTRIES, INC. EXECUTIVE SUPPLEMENTAL RETIREMENT
             PLAN. Reference is made to Exhibit 10(h) to Form 10-K filed with the Commission on March 26, 1999.

  (i)        LOAN AGREEMENT BETWEEN MYERS INDUSTRIES, INC. AND NBD BANK
             DATED AS OF FEBRUARY 3, 1999. Reference is made to Exhibit
             10(f) to Form 8-K filed with the Commission on February 19,
             1999.

21           Subsidiaries of the Registrant

23           Consent of Independent Public Accountants

27           Financial Data Schedule