Form 10-Q
period 1999-03-31
MYERS INDUSTRIES INC
filed 1999-05-17
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1999
                               ------------------------------------------------
                                             or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  ----------------------


              Commission file number       I-8524
                                    -------------------

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
                                                   ----------------------------

         Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   . No X .
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
                         ---    ---
         As of April 30, 1999, the number of shares outstanding of the issuer's Common Stock was:


                                   18,382,955
                                   ==========

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
             ------------------------------------------------------


                                                                                      March 31          December 31,
ASSETS                                                                                  1999                1998
------                                                                              ------------        ------------
CURRENT ASSETS
     Cash and temporary cash investments                                             $13,112,571         $34,832,151
     Accounts receivable-less allowances
         of $3,646,000 and $2,396,000,
         respectively                                                                105,261,828          62,855,111

     Inventories
         Finished and in-process products                                             50,809,938          44,182,030
         Raw materials and supplies                                                   19,823,204           9,236,913
                                                                                    ------------        ------------
                                                                                      70,633,142          53,418,943
     Prepaid expenses                                                                  1,344,967           2,543,996
                                                                                    ------------        ------------
        TOTAL CURRENT ASSETS                                                         190,382,508         153,650,201

OTHER ASSETS
     Excess of cost over fair value of net
         assets of companies acquired                                                150,209,732          37,481,612
     Patents and other intangible assets                                               2,543,359           2,104,327
     Other                                                                             4,571,236           4,028,655
                                                                                    ------------        ------------
                                                                                     157,324,327          43,614,594
PROPERTY, PLANT & EQUIPMENT, AT COST
     Land                                                                              5,554,306           2,854,905
     Buildings and leasehold improvements                                             65,119,356          53,484,959
     Machinery and equipment                                                         191,075,560         147,405,559
                                                                                    ------------        ------------
                                                                                     261,749,222         203,745,423
     Less allowances for depreciation and
         amortization                                                                101,183,831          94,302,430
                                                                                    ------------        ------------
                                                                                     160,565,391         109,442,993
                                                                                    ------------        ------------
                                                                                    $508,272,226        $306,707,788
                                                                                    ============        ============


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
             ------------------------------------------------------

                                                 March 31,            December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY               1999                  1998
------------------------------------           -------------         -------------
CURRENT LIABILITIES
     Accounts payable                            $33,851,723           $15,863,124

     Accrued expenses
         Employee compensation                    20,589,617            13,094,384
         Taxes, other than income taxes            2,743,384             1,316,457
          Income taxes                             6,948,119             1,357,241
          Other                                   17,055,893            13,214,158

     Current portion of long-term debt             8,545,071             6,388,146
                                                 -----------           -----------
         TOTAL CURRENT LIABILITIES                89,733,807            51,233,510

LONG-TERM DEBT, less current portion             205,797,702            48,832,240

DEFERRED INCOME TAXES                              4,208,546             3,953,185

SHAREHOLDERS' EQUITY
     Serial Preferred Shares
         (authorized 1,000,000)                            0                     0

     Common Shares, without par value
         (authorized 30,000,000 shares;
          outstanding 18,361,165 and
          18,285,126, respectively)               11,625,116            11,610,996
     Additional paid-in capital                  134,563,475           134,280,522
     Accumulated other comprehensive
          income                                  (1,703,150)              (83,002)
     Retained income                              64,046,730            56,880,337
                                                ------------          ------------
                                                 208,532,171           202,688,853
                                                ------------          ------------
                                                $508,272,226          $306,707,788
                                                ============          ============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                   ------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------

                                        March 31,           March 31,
                                          1999                1998
                                      ------------        ------------
Net sales                             $126,746,405         $88,191,166

Costs and expenses
    Cost of sales                       79,519,275          57,575,412
    Operating expenses                  30,183,071          18,634,682
    Interest expense, net                2,449,104             132,741
                                      ------------        ------------
Total costs & expenses                 112,151,450          76,342,835

Income before income taxes              14,594,955          11,848,331

Income taxes                             6,327,000           4,858,000
                                      ------------        ------------
Net income                              $8,267,955          $6,990,331
                                      ============        ============

Net income per common share                   $.45                $.38

Dividends per common share                    $.06                $.05

Weighted average number of
     common shares outstanding          18,351,541          18,282,096

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------

                                                                 March 31,              March 31
                                                                    1999                  1998
                                                                -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES                                     --                    --
      Net income                                                   $8,267,955            $6,990,331
      Items not affecting use of cash
         Depreciation                                               6,782,805             3,640,688
         Amortization of excess of cost over fair
              value of net assets of companies acquired             1,195,822               253,454
         Amortization of other intangible assets                      200,120               112,854
     Cash flow provided by (used for) working capital
         Accounts receivable                                         (579,608)              513,905
         Inventories                                                  645,252            (1,294,215)
         Prepaid expenses                                           1,182,872              (691,398)
         Accounts payable and accrued expenses                      5,385,386             3,408,032
                                                                -------------         -------------
     Net cash provided by operating activities                     23,080,604            12,933,651

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of business, net of cash acquired               (139,214,843)          (11,763,119)
     Additions to property, plant and
          equipment, net                                           (5,552,743)           (3,152,125)
     Other                                                         (3,106,815)              115,510
                                                                -------------         -------------
     Net cash used for investing activities                      (147,874,401)          (14,799,734)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings (repayments) - net                                103,908,707            (1,503,350)
     Cash dividends paid                                           (1,101,563)             (914,176)
     Proceeds from issuance of common stock                           297,073               182,181
     Repurchase of common stock                                             0               (82,687)
                                                                -------------         -------------
    Net cash provided by (used for) financing activities          103,104,217            (2,318,032)

(DECREASE) INCREASE IN CASH AND
    TEMPORARY CASH INVESTMENTS                                    (21,689,580)           (4,184,115)

CASH AND TEMPORARY CASH INVESTMENTS
     JANUARY 1                                                     34,832,151             6,297,726
                                                                -------------         -------------
CASH AND TEMPORARY CASH INVESTMENTS
     MARCH 31                                                     $13,142,571            $2,113,611
                                                                =============         =============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                        STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                    -----------------------------------------

                                                                                   Accumulative
                                                                  Additional       Other
                              Comprehensive       Common          Paid-In          Comprehensive  Retained
                                 Income           Stock           Capital          Income
------------------------------------------------------------------------------------------------------------
Income

December 31, 1998                               $11,610,996    $134,280,522        ($83,002)      $56,880,337

Net Income                      $8,267,955                                                          8,267,955
Foreign Currency
    Translation
       Adjustment               (1,620,148)                                      (1,620,148)
                              ------------
Comprehensive
     Income                     $6,647,807
                              ============
Common Stock
     Issued                                          14,120         282,953

Purchases for
     Treasury                                             0               0

Dividends                                                                                          (1,101,562)

                                                -------------------------------------------------------------
March 31, 1999                                  $11,625,116    $134,563,475     ($1,703,150)      $64,046,730
                                                =============================================================

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

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

(2)      ACQUISITIONS

         On February 4, 1999, the Company acquired all of the shares of the entities comprising Allibert Equipement, the material handling division of Sommer Allibert S.A. This transaction also completed the acquisition of Allibert-Contico, LLC, a joint venture between Sommer Allibert and Contico International, Inc. The acquired businesses have five manufacturing facilities in Europe and one in North America and had 1998 annual sales of approximately $145 million. The acquisitions will be accounted for under the purchase method of accounting and, accordingly, the total purchase price of approximately $150 million will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. At March 31, 1999, the purchase price allocations have been based on estimates with the excess of purchase price over fair value of net assets acquired of approximately $110 million being amortized over lives of 16 and 40 years.

         The following unaudited proforma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisitions had occurred January 1, 1998.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

(2)      ACQUISITIONS (Con't)

                                                         Three Months Ended              Three Months Ended
                                                           March 31, 1999                   March 31, 1998
                                                       ---------------------             --------------------
                  Sales                                       $135,255                         $121,242
                  Net  Income                                    7,763                            4,917
                  Net  Income Per Share                            .42                              .27

         These unaudited proforma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have resulted had the combination been in effect on January 1, 1998, or of future results.

(3)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         The Company made cash payments for interest expense of $1,791,470 and $440,270 for the three months ended March 31, 1999 and 1998, respectively. Cash payments for income taxes were $568,598 and $1,021,198 for the three months ended March 31, 1999 and 1998, respectively.

(4)      SEGMENT INFORMATION

         The Company's business units have separate management teams and offer different products and services. Using the criteria of FASB No. 131, these business units have been aggregated into two reportable segments; Distribution of after-market repair products and services and Manufacturing of polymer and metal products. The aggregation of business units is based on management by the chief operating decision maker for the segment as well as similarities of production processes, distribution methods and economic characteristics (e.g. average gross margin and the impact of economic conditions on long-term financial performance).

         The Company's distribution segment is engaged in the distribution of equipment, tools and supplies used for tire servicing and automotive underbody repair. The distribution segment operates domestically through 42 branches located in major cities throughout the United States and in foreign countries through export and businesses in which the Company holds an equity interest.

         The Company's manufacturing segment designs, manufactures and markets a variety of polymer based plastic and rubber products. These products are manufactured primarily through the molding process in facilities throughout the United States and Europe.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

(4)      SEGMENT INFORMATION   (CON'T)

         The Company's manufacturing segment designs, manufactures and markets a variety of polymer based plastic and rubber products. These products are manufactured primarily through the molding process in facilities throughout the United States and Europe.

         Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income general corporate overhead expenses and interest expenses are not included.

                                                   Three Months Ended
    (In Thousands)                                      March 31,
                                              ---------------------------
    Net Sales                                    1999              1998
                                              ---------         ---------
    Distribution of aftermarket repair
        products and services                   $34,941           $32,468
    Manufacturing of polymer and
        metal products                           94,876            58,776
     Intra-segment elimination                   (3,071)           (3,053)
                                               --------           -------
                                               $126,746           $88,191
                                               ========           =======
    Income Before Income Taxes
    Distribution of aftermarket repair
        products and services                    $3,148            $2,577
    Manufacturing of polymer and
        metal products                           16,063            11,146
    Corporate                                    (2,167)           (1,742)
    Interest expense - net                       (2,449)             (133)
                                                -------           -------
                                                $14,595           $11,848
                                                =======           =======

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS

         Net sales for the three months ended March 31, 1999 increased $38.6 million or 44 percent as the Company experienced significant improvements in both of its business segments. Sales in the Distribution segment increased $2.5 million or 8 percent primarily as a result of higher unit volumes. Sales in the Manufacturing segment increased $36.1 million or 61 percent with approximately 87 percent of the increase due to acquired companies not included in the prior year period. Without the acquisitions there was an 8 percent increase in sales for the Manufacturing segment which was primarily the result of higher unit volumes.

         Cost of sales increased $21.9 million or 38 percent reflecting the higher sales levels; however, gross profit as a percentage of sales improved from 34.7 percent to 37.3 percent. The gross margin improvement was primarily achieved in the Manufacturing segment reflecting lower raw material costs and greater utilization of plant capacity.

         Operating expenses for the quarter increased $11.5 million or 62 percent reflecting the additional operating costs of acquired companies as well as costs associated with the increase in sales. Expressed as a percentage of sales, operating expenses were 23.8 percent for the quarter ended March 31, 1999 compared with 21.1 percent in the prior year.

         Net interest expense increased to $2.4 million for the quarter ended March 31, 1999 from $132,741 in the prior year. This increase reflects the significantly higher borrowing levels resulting from business acquisitions.

         Income taxes as a percent of income before taxes was 43.3 percent for the three months ended March 31, 1999 compared with 41.0 percent in the prior year. The higher tax rate in 1999 is attributable to an increase in non-deductible amortization expense combined with foreign tax rate differences.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $23.1 million for the three months ended March 31, 1999 compared with $12.9 million for same period in the prior year. Long-term debt increased by $157 million from December 31, 1998 as a result of the Allibert Equipement acquisition and debt of percentage of total capitalization increased to 50 percent. Working capital decreased slightly to $100.6 million at March 31, 1999 and the Company's current ratio was 2.1 to 1.

         Capital expenditures for the three months ended March 31, 1999 were $5.6 million and the Company anticipates total capital expenditures in the range of $25.0 to $30.0 million for the full year. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to fund capital expenditures and meet its short-term and long-term needs.

Year 2000
---------

         The Company has conducted a review to identify potential Year 2000 issues related to both information technology (IT) and non-information technology (non-IT) matters. The Company has developed plans for each of its business units to correct or replace existing IT systems where significant potential year 2000 failures could occur. The majority of core business software utilized by the Company was acquired from third parties. As of March 31, 1999, core Corporate financial software is Year 2000 compliant, and core business software for the business units is either Year 2000 compliant or has been upgraded, tested and is ready for implementation. Full implementation of Year 2000 compliant software for all business units is expected to be completed during the third quarter of 1999. The Company is also in the process of verifying Year 2000 readiness of non-IT systems, including production equipment as well as evaluating the status of key vendors and service providers to determine Year 2000 readiness and determine alternatives and contingency plan requirements. To date, no material problems have been identified, and the Company is confident that the Year 2000 issue will not create significant operational problems. To date, the funds which have been spent on year 2000 issues have not been material and based on current assessments remaining expenses are not expected to be material.

                           PART II - OTHER INFORMATION
                           ---------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

Item 4.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

        3(a) MYERS INDUSTRIES, INC. AMENDED AND RESTATED ARTICLES OF INCORPORATION.

         (b) MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF REGULATIONS. Reference is made to Exhibit (3)(ii) to Form 10-Q filed with the Commission on May 14, 1994.

        21        Subsidiaries of the Registrant

        27        Financial Data Schedule

         (b) Form 8-K

                  Form 8-K filed on February 19, 1999 regarding the completion of (a) the acquisition of the material handling division of Sommer Allibert S.A., and (b) a new $250.0 million multicurrency credit facility with NBD Bank, N.A.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MYERS INDUSTRIES, INC.

5/17/99                                   By: \s\ Gregory J. Stodnick
--------------------                         -------------------------
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