Form 10-Q
period 1999-06-30
MYERS INDUSTRIES INC
filed 1999-08-16
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED           JUNE 30, 1999
                               -------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM_________________ TO_______________


                       COMMISSION FILE NUMBER     I-8524
                                              ------------

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
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X  . NO     .
                                      -----    ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT. YES    . NO    .
                         ----    ----

         AS OF JULY 31, 1999, THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK WAS:

                                   18,404,763
                                   ==========

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
             ------------------------------------------------------


                                                June 30,     December 31,
ASSETS                                           1999           1998
------                                       ------------   ------------
CURRENT ASSETS
     Cash and temporary cash investments     $ 12,509,204   $ 34,832,151
     Accounts receivable-less allowances
         of $3,414,000 and $2,396,000,
         respectively                         111,136,544     62,855,111

     Inventories
         Finished and in-process products      49,193,793     44,182,030
         Raw materials and supplies            20,127,185      9,236,913
                                             ------------   ------------
                                               69,320,978     53,418,943
     Prepaid expenses                           1,292,384      2,543,996
                                             ------------   ------------
        TOTAL CURRENT ASSETS                  194,259,110    153,650,201

OTHER ASSETS
     Excess of cost over fair value of net
         assets of companies acquired         156,006,275     37,481,612
     Patents and other intangible assets        2,562,324      2,104,327
     Other                                      3,914,027      4,028,655
                                             ------------   ------------
                                              162,482,626     43,614,594
PROPERTY, PLANT & EQUIPMENT, AT COST
     Land                                       6,465,181      2,854,905
     Buildings and leasehold improvements      63,536,245     53,484,959
     Machinery and equipment                  193,603,635    147,405,559
                                             ------------   ------------
                                              263,605,061    203,745,423
     Less allowances for depreciation and
         amortization                         105,999,157     94,302,430
                                             ------------   ------------
                                              157,605,904    109,442,993
                                             ------------   ------------
                                             $514,347,640   $306,707,788
                                             ============   ============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
             ------------------------------------------------------



                                            June 30,        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY          1999             1998
------------------------------------      -------------    -------------
CURRENT LIABILITIES
     Accounts payable                     $  34,439,254    $  15,863,124

     Accrued expenses
         Employee compensation               21,163,331       13,094,384
         Taxes, other than income taxes       3,777,230        1,316,457
          Income taxes                        1,009,148        1,357,241
          Other                              19,680,317       13,214,158

     Current portion of long-term debt        7,797,875        6,388,146
                                          -------------    -------------
         TOTAL CURRENT LIABILITIES           87,867,155       51,233,510

LONG-TERM DEBT, less current portion        210,181,751       48,832,240

DEFERRED INCOME TAXES                         3,996,358        3,953,185

SHAREHOLDERS' EQUITY
     Serial Preferred Shares
         (authorized 1,000,000)                       0                0

     Common Shares, without par value
         (authorized 60,000,000 shares;
          outstanding 18,396,257 and
          18,285,126, respectively)          11,650,116       11,610,996
     Additional paid-in capital             135,065,008      134,280,522
     Accumulated other comprehensive
          income                             (6,522,748)         (83,002)
     Retained income                         72,110,000       56,880,337
                                          -------------    -------------
                                            212,302,376      202,688,853
                                          -------------    -------------
                                          $ 514,347,640    $ 306,707,788
                                          =============    =============


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                   ------------------------------------------



                           FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                          ---------------------------   ---------------------------
                             June 30,       June 30,       June 30,      June 30,
                              1999           1998           1999           1998
                          ------------   ------------   ------------   ------------
Net sales                 $147,643,051   $101,114,576   $274,389,456   $189,305,742

Costs and expenses
    Cost of sales           93,491,543     66,287,070    173,010,818    123,862,482
    Operating expenses      35,041,970     21,830,293     65,225,041     40,464,975
    Interest, net            3,307,511        161,607      5,756,615        294,348

                          ------------   ------------   ------------   ------------
Total costs & expenses     131,841,024     88,278,970    243,992,474    164,621,805

Income before
    income taxes            15,802,027     12,835,606     30,396,982     24,683,937

Income taxes                 6,635,000      5,238,000     12,962,000     10,096,000
                          ------------   ------------   ------------   ------------
    Net income            $  9,167,027   $  7,597,606   $ 17,434,982   $ 14,587,937
                          ============   ============   ============   ============

Net income per
    Common Share          $        .50   $        .42   $        .95   $        .80

Dividends per
    Common Share          $        .06   $        .05   $        .12   $        .10

Weighted average
     number of Common
     Shares outstanding     18,384,017     18,296,586     18,368,724     18,289,943


------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                             MYERS INDUSTRIES, INC.
                             ----------------------
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------------


                                                              June 30,        June 30,
                                                               1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES                      -------------    -------------
      Net income                                          $  17,434,982    $  14,587,937
      Items not affecting use of cash
         Depreciation                                        13,074,874        7,414,491
         Amortization of excess of cost over fair
              value of net assets of companies acquired       2,712,507          530,446
         Amortization of other intangible assets                300,319          226,715
     Cash flow provided by (used for) working capital
         Accounts and notes receivable                      (10,581,399)      (2,662,420)
         Inventories                                             83,199       (1,486,097)
         Prepaid expenses                                     1,177,690          779,963
         Accounts payable and accrued expenses                 (268,962)        (493,684)
                                                          -------------    -------------
     Net cash provided by operating activities               23,933,210       18,897,351

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of business, net of cash acquired         (149,225,489)     (13,088,119)
     Additions to property, plant and
          equipment, net                                    (11,696,148)      (7,502,995)
     Other                                                      261,181           91,989
                                                          -------------    -------------
     Net cash used for investing activities                (160,660,456)     (20,499,125)

CASH FLOWS FROM FINANCING ACTIVITIES
     Long-term debt proceeds                                 75,000,000                0
     Net borrowings (repayment) of credit facility           40,786,013        1,990,700
     Cash dividends paid                                     (2,205,320)      (1,829,203)
     Proceeds from issuance of common stock                     823,606          433,544
     Repurchase of common stock                                       0          (82,687)
                                                          -------------    -------------
    Net cash provided by financing activities               114,404,299          512,354

(DECREASE) INCREASE IN CASH AND
    TEMPORARY CASH INVESTMENTS                              (22,322,947)      (1,089,420)

CASH AND TEMPORARY CASH INVESTMENTS
     JANUARY 1                                               34,832,151        6,297,726
                                                          -------------    -------------
CASH AND TEMPORARY CASH INVESTMENTS
     JUNE 30                                              $  12,509,204    $   5,208,306
                                                          =============    =============


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                        STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                     --------------------------------------



                                                                         Accumulated
                                                         Additional         Other
                       Comprehensive        Common        Paid-in       Comprehensive      Retained
                           Income           Stock         Capital           Income           Income
                       ------------------------------------------------------------------------------
December 31, 1998                        $11,610,996   $134,280,522       ($83,002)       $56,880,337

Net Income              $17,434,982                                                        17,434,982
Foreign Currency
    Translation
       Adjustment        (6,439,746)                                    (6,439,746)

                        -----------
Comprehensive
     Income             $10,995,236
                        ===========

Common Stock
     Issued                                   39,120        784,486

Dividends                                                                                  (2,205,319)

                                         ------------------------------------------------------------
June 30, 1999                            $11,650,116   $135,065,008    ($6,522,748)       $72,110,000
                                         ============================================================


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

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998.

(2)      Acquisitions
         ------------

         On February 4, 1999, the Company acquired all of the shares of the entities comprising Allibert Equipement, the material handling division of Sommer Allibert S.A. This transaction also completed the acquisition of Allibert-Contico, LLC, a joint venture between Sommer Allibert and Contico International, Inc. The acquired businesses have five manufacturing facilities in Europe and one in North America and had 1998 annual sales of approximately $145 million. The acquisitions will be accounted for under the purchase method of accounting and, accordingly, the total purchase price of approximately $150 million will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. At June 30, 1999, the purchase price allocations have been based on estimates with the excess of purchase price over fair value of net assets acquired of approximately $110 million being amortized over lives of 16 and 40 years.

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


(2)      Acquisitions  (Con't)
          ------------

                                                   Three Months Ended              Six Months Ended
         (In thousand,except per share)                 June 30,                       June 30,
                                               -------------------------       ------------------------
                                                 1999             1998           1999            1998
                                               --------         --------       --------        --------
                  Sales                        $147,643         $139,406       $282,880        $260,648
                  Net Income                      9,167            7,771         16,930          12,683
                  Net Income Per Share              .50              .42            .92             .69

         These unaudited proforma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have resulted had the combination been in effect on January 1, 1998, or of future results.

(3)      Subsequent Events
         -----------------

         Effective August 1, 1999, the Company acquired substantially all of the assets of Dillen Products, Inc. and its affiliates (collectively referred to as "Dillen") for approximately $50 million (not including the assumption of debt). This transaction will be accounted for under the purchase method of accounting with the purchase price allocated to assets acquired and liabilities assumed based on the their estimated fair values and results of operations included with those of the Company subsequent to the date of acquisition. In connection with the acquisition, the Company entered into an amendment of its multi-currency revolving credit facility which increased the amount of credit available from $250 million to $325 million.

(4)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

         The Company made cash payments for interest expense of $2,207,445 and $556,795 for the three months ended June 30, 1999 and 1998, respectively. Cash payments for interest were $3,785,102 and $1,006,781 for the six months ended June 30, 1999 and 1998. Cash payments for income taxes were $10,638,539 and $9,793,026 for the three months ended June 30, 1999 and 1998. Cash payments for income taxes were $12,457,265 and $11,464,640 for the six months ended June 30, 1999 and 1998, respectively.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


(5)      Segment Information
         -------------------

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


(5)      Segment Information (Con't)
         ---------------------------


                                            Three Months Ended         Six Months Ended
(In Thousands)                                   June 30,                  June 30,
                                          ----------------------    ----------------------
Net Sales                                    1999         1998        1999         1998
                                          ----------   ---------    ---------    ---------
     Distribution of aftermarket repair
         products and services            $  41,870    $  42,505    $  76,811    $  74,973
     Manufacturing of polymer and
         metal products                     109,310       62,340      204,186      121,116
     Intra-segment elimination               (3,537)      (3,730)      (6,608)      (6,783)
                                          ---------    ---------    ---------    ---------
                                          $ 147,643    $ 101,115    $ 274,389    $ 189,306
                                          =========    =========    =========    =========
Income Before Income Taxes
    Distribution of aftermarket repair
        products and services             $   4,271    $   3,745    $   7,419    $   6,322
    Manufacturing of polymer and
        metal products                       17,468       11,200       33,531       22,346
    Corporate                                (2,629)      (1,948)      (4,796)      (3,690)
    Interest expense - net                   (3,308)        (161)      (5,757)        (294)
                                          ---------    ---------    ---------    ---------
                                          $  15,802    $  12,836    $  30,397    $  24,684
                                          =========    =========    =========    =========


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

         Net sales for the three months ended June 30, 1999 increased $46.5 million or 46 percent as higher sales in the Company`s Manufacturing segment offset a slight decline in Distribution segment sales. Sales in the Manufacturing segment increased $47 million or 75 percent based on an increase of 7 percent in existing business units combined with the impact of acquired companies not included in the prior year period. Net sales for the six months ended June 30, 1999 increased $85.1 million or 45 percent as the Company experienced improvements in both of its business segments. Sales in the Distribution segment increased $1.8 million or 3 percent while sales in the Manufacturing segment rose $83.1 million or 69 percent. Without the impact of acquired companies there was an overall sales increase of 7 percent in the Manufacturing segment primarily the result of higher unit volumes.

         Cost of sales for the quarter increased $27.2 million or 41 percent reflecting the higher sales level; however, gross profit as a percentage of sales increased to 36.7 percent from 34.4 percent in the prior year. For the six months ended June 30, 1999, gross profit increased to 36.9 percent of sales from
34.6 percent in the prior year. For both the quarter and year-to-date periods this improvement in gross margin was primarily attributable to the Manufacturing segment reflecting lower raw material costs, greater utilization of plant capacity and the impact of acquired companies.

         Operating expenses increased $13.2 million or 61 percent for the quarter and $24.8 million or 61 percent year-to-date. These increases reflect the additional operating costs of acquired companies combined with higher selling costs resulting from increased sales volume. Expressed as a percentage of sales, operating expenses were 23.7 percent for the quarter and 23.8 percent for the six months ended June 30, 1999 compared with 21.5 percent for the quarter and 21.4 percent for the six month period in the prior year. This decrease in operating expense leverage is primarily due to the impact of acquired companies, particularly, those operating in foreign markets.

         Net interest expense increased to $3.3 million for the quarter and $5.8 million for the six month period ended June 30, 1999 compared with $161,607 and $294,348 in the same periods of the prior year. This significant increase reflects the higher borrowing levels resulting from business acquisitions.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations (Con't)

         The Company's overall effective tax rate increased to 42 percent for the quarter and 42.6 percent for the six months ended June 30, 1999 compared with 40.8 percent and 40.9 percent in the same periods a year ago. This increase reflects an increase in non-deductible amortization expenses and foreign tax rate differences.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash provided by operating activities was $23.9 million for the six months ended June 30, 1999 compared with $18.9 million for same period in the prior year. Long-term debt increased by $162 million from December 31, 1998, primarily as a result of the Allibert Equipement acquisition and debt as a percentage of total capitalization increased to 50 percent. Working capital increased slightly to $106.4 million at June 30, 1999 and the Company's current ratio was 2.2 to 1.

         Capital expenditures for the six months ended June 30, 1999 were $11.5 million and the Company anticipates total capital expenditures in the range of $25.0 to $30.0 million for the full year. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to fund capital expenditures and meet its short-term and long-term needs.

Year 2000
---------

         The Company has conducted a review to identify potential Year 2000 issues related to both information technology (IT) and non-information technology (non-IT) matters. The Company has developed plans for each of its business units to correct or replace existing IT systems where significant potential year 2000 failures could occur. The majority of core business software utilized by the Company was acquired from third parties. As of June 30, 1999, core Corporate financial software is Year 2000 compliant, and core business software for the business units is either Year 2000 compliant or has been upgraded, tested and is ready for implementation. Full implementation of Year 2000 compliant software for all business units is expected to be completed during the third quarter of 1999. The Company is also in the process of verifying Year 2000 readiness of non-IT systems, including production equipment as well as evaluating the status of key

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


Year 2000  (Con't)

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

                           PART II - OTHER INFORMATION
                           ---------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The Annual Meeting of Shareholders was held on April 29, 1999, and the following matters were voted on at that meeting.

                  1. The election of nine Directors were voted upon. All of the Directors nominated were elected. The results of this voting are as follows:
                                                                        Votes
                           Name of Director          Votes for         Withheld

                           Stephen E. Myers          16,366,386          67,707
                           Milton I. Wiskind         16,327,556         106,537
                           Edwin P. Schrank          16,295,011         139,082
                           Karl S. Hay               16,356,757          77,336
                           Richard P. Johnston       16,323,025         111,068
                           Richard Osborne           16,366,164          67,929
                           Jon H. Outcalt            16,366,558          67,535
                           Samuel Salem              16,337,523          96,570
                           Keith A. Brown            14,531,568       1,902,525

                  2. Proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the authorized shares of common stock from 30,000,000 to 60,000,000 shares was approved by the following vote:

                                         For               13,520,624
                                         Against            2,854,010
                                         Abstain               59,459

                  3. Proposal to approve the Myers Industries, Inc. 1999 Stock Plan was approved by the following vote:

                                         For                9,919,046
                                         Against            4,057,218
                                         Abstain              320,021

                           PART II - OTHER INFORMATION
                           ---------------------------

                             MYERS INDUSTRIES, INC.
                             ----------------------


Item 4.           Submission of Matters to a Vote of Security Holders (Con't)
                  -----------------------------------------------------------


                  4. Ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31,1999 was approved by the following votes:

                                         For               16,408,468
                                         Against                8,980
                                         Abstain               16,645

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Financial Data Schedule

                  (b) Form 8-K/A's on April 20, 1999 and June 4, 1999 to amend the Form 8-K filed February 19, 1999 to include the audited financial statements and proforma financial information related to the acquisition of the Allibert Equipment Division of Sommer Allibert S.A.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MYERS INDUSTRIES, INC.

August 16, 1999                                By: \s\ Gregory J. Stodnick
-------------------------                         ----------------------------
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