Form 10-Q
period 1999-09-30
MYERS INDUSTRIES INC
filed 1999-11-12
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 1999

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number I-8524

MYERS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

OHIO	#34-0778636

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1293 SOUTH MAIN STREET, AKRON, OHIO	44301

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 253-5592

      Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

Applicable Only to Issuers Involved in Bankruptcy
Proceedings During the Preceding Five Years

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]. No [  ].

      As of October 31, 1999, the number of shares outstanding of the issuer’s Common Stock was:

19,992,495
=========

PART 1 — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

	September 30,	December 31,
ASSETS	1999	1998

CURRENT ASSETS

Cash and temporary cash investments	$7,913,061	$34,832,151

Accounts receivable-less allowances of $4,111,000 and $2,396,000, respectively	117,681,587	62,855,111

Inventories

Finished and in-process products	62,935,871	44,182,030

Raw materials and supplies	18,121,598	9,236,913

	81,057,469	53,418,943

Prepaid expenses	1,872,375	2,543,996

TOTAL CURRENT ASSETS	208,524,492	153,650,201

OTHER ASSETS

Excess of cost over fair value of net assets of companies acquired	208,602,946	37,481,612

Patents and other intangible assets	2,387,885	2,104,327

Other	4,776,409	4,028,655

	215,767,240	43,614,594

PROPERTY, PLANT & EQUIPMENT, AT COST

Land	6,752,584	2,854,905

Buildings and leasehold improvements	64,573,307	53,484,959

Machinery and equipment	226,156,081	147,405,559

	297,481,972	203,745,423

Less allowances for depreciation and amortization	114,970,607	94,302,430

	182,511,365	109,442,993

	$606,803,097	$306,707,788

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	1999	1998

CURRENT LIABILITIES

Accounts payable	$37,229,823	$15,863,124

Accrued expenses

Employee compensation	25,138,929	13,094,384

Taxes	1,186,610	2,673,698

Other	20,260,918	13,214,158

Current portion of long-term debt	4,792,377	6,388,146

TOTAL CURRENT LIABILITIES	88,608,657	51,233,510

LONG-TERM DEBT, less current portion	293,444,295	48,832,240

DEFERRED INCOME TAXES	4,494,521	3,953,185

SHAREHOLDERS’ EQUITY

Serial Preferred Shares (authorized 1,000,000)	0	0

Common Shares, without par value (authorized 60,000,000 shares; outstanding 20,246,295 and 20,171,867, respectively)	12,815,706	11,610,996

Additional paid-in capital	172,510,509	134,280,522

Accumulated other comprehensive income	(1,512,624)	(83,002)

Retained income	36,442,033	56,880,337

	220,255,624	202,688,853

	$606,803,097	$306,707,788

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED INCOME

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	1999	1998	1999	1998

Net Sales	$139,768,838	$92,196,199	$414,158,294	$281,501,941

Costs of Sales	91,513,996	61,714,821	264,524,814	185,577,303

Gross Profit	48,254,842	30,481,378	149,633,480	95,924,638

Operating Expenses	36,113,558	21,681,702	101,338,599	62,146,677

Operating Income	12,141,284	8,799,676	48,294,881	33,777,961

Interest Expense	4,482,515	437,946	10,239,130	732,294

Income Before Income Taxes	7,658,769	8,361,730	38,055,751	33,045,667

Income Taxes	3,692,000	3,444,000	16,654,000	13,540,000

Net income	$3,966,769	$4,917,730	$21,401,751	$19,505,667

Net income per Common Share*	$.20	$.24	$1.06	$.97

Dividends per Common Share*	$.06	$.05	$.17	$.145

Weighted average number of Common Shares outstanding*	20,242,996	20,142,365	20,217,527	20,127,063

*	Adjusted for a ten percent stock dividend in August, 1999.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

	Sept. 30,	Sept. 30,
	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$21,401,751	$19,505,667

Items not affecting use of cash

Depreciation	22,580,451	11,204,958

Amortization of excess of cost over fair value of net assets of companies acquired	4,848,285	838,432

Amortization of other intangible assets	564,265	339,770

Cash flow provided by (used for) working capital

Accounts receivable	(6,742,146)	1,813,539

Inventories	(3,516,617)	(1,947,377)

Prepaid expenses	815,065	1,143,534

Accounts payable and accrued expenses	(5,019,109)	(2,221,037)

Net cash provided by operating activities	34,931,945	30,677,486

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of businesses, net of cash acquired	(207,002,970)	(18,267,610)

Additions to property, plant and equipment, net	(18,516,824)	(12,483,822)

Other	364,261	289,475

Net cash used for investing activities	(225,155,533)	(30,461,957)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt proceeds	75,000,000	0

Net borrowing (repayment) of credit facility	90,709,869	(552,063)

Cash dividends paid	(3,420,119)	(2,928,062)

Proceeds from issuance of common stock	1,014,748	725,797

Repurchase of common stock	0	(82,687)

Net cash provided by financing activities	163,304,498	(2,837,015)

(DECREASE) INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(26,919,090)	(2,621,486)

CASH AND TEMPORARY CASH INVESTMENTS JANUARY 1	34,832,151	6,297,726

CASH AND TEMPORARY CASH INVESTMENTS SEPTEMBER 30	$7,913,061	$3,676,240

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

				Accumulated
			Additional	Other
	Comprehensive	Common	Paid-In	Comprehensive	Retained
	Income	Stock	Capital	Income	Income

December 31, 1998		$11,610,996	$134,280,522	($83,002)	$56,880,337

Net Income	$21,401,751				21,401,751

Foreign Currency Translation Adjustment	(1,429,622)			(1,429,622)

Comprehensive Income	$19,972,129

Common Stock Issued		45,606	969,142

Purchases for Treasury		0	0

10% Stock Dividend		1,159,104	37,260,845		(38,419,936)

Dividends					(3,420,119)

September 30, 1999		$12,815,706	$172,510,509	($1,512,624)	$36,442,033

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(1) STATEMENT OF ACCOUNTING POLICY

      The accompanying financial statements include the accounts of Myers Industries, Inc. and subsidiaries (Company), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

      In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998.

(2) ACQUISITIONS

      On February 4, 1999, the Company acquired all of the shares of the entities comprising Allibert Equipement, the material handling division of Sommer Allibert S.A. and acquired Allibert-Contico, LLC, a joint venture between Sommer Allibert and Contico International, Inc. for a total purchase price of approximately $150 million. The acquired businesses have five manufacturing facilities in Europe and one in North America and had 1998 annual sales of approximately $145 million.

      In August 1999, the Company acquired substantially all of the assets of the Dillen Products Companies of Middlefield, Ohio for approximately $50 million and all of the outstanding shares of Listo Products, Ltd. of Canada for approximately $15 million. Dillen and Listo are leading manufacturers of plastic horticultural containers including pots, trays, saucers and decorative planters for customers including greenhouses and nurseries as well as retail garden centers and mass merchandisers. In fiscal 1998, Dillen and Listo had sales of approximately $40 million and $12 million, respectively.

      The acquisitions will be accounted for under the purchase method of accounting and, accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. At September 30, 1999, the purchase price allocations have been based on estimates with the excess of purchase price over fair value of net assets acquired of approximately $175 million being amortized over lives of 15 to 40 years.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(2) ACQUISITIONS (Con’t)

      The following unaudited pro-forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisitions had occurred January 1, 1998.

	Three Months Ended		Nine Months Ended
(In thousand, except per share)	September 30,		September 30,

	1999	1998	1999	1998

Sales	$143,219	$135,178	$458,805	$423,792

Net Income	3,367	3,505	21,985	17,601

Net Income Per Share	.17	.17	1.09	.87

      These unaudited pro-forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have resulted had the combination been in effect on January 1, 1998, or of future results.

(3) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      The Company made cash payments for interest expense of $4,289,660 and $580,930 for the three months ended September 30, 1999 and 1998, respectively. Cash payments for interest were $9,370,295 and $1,587,712 for the nine months ended September 30, 1999 and 1998. Cash payments for income taxes were $8,330,477 and $5,199,443 for the three months ended September 30, 1999 and 1998. Cash payments for income taxes were $23,803,047 and $16,664,083 for the nine months ended September 30, 1999 and 1998, respectively.

(4) SEGMENT INFORMATION

      The Company’s business units have separate management teams and offer different products and services. Using the criteria of FASB No. 131, these business units have been aggregated into two reportable segments; Distribution of after-market repair products and services and Manufacturing of polymer and metal products. The aggregation of business units is based on management by the chief operating decision maker for the segment as well as similarities of production processes, distribution methods and economic characteristics (e.g. average gross margin and the impact of economic conditions on long-term financial performance).

      The Company’s distribution segment is engaged in the distribution of equipment, tools and supplies used for tire servicing and automotive underbody repair. The distribution segment operates domestically through 42 branches located in major cities throughout the United States and in foreign countries through export and businesses in which the Company holds an equity interest.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(4) SEGMENT INFORMATION (Con’t)

      The Company’s manufacturing segment designs, manufactures and markets a variety of polymer based plastic and rubber products. These products are manufactured primarily through the molding process in facilities throughout the United States and Europe.

      Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income general corporate overhead expenses and interest expenses are not included.

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30,		September 30,

NET SALES	1999	1998	1999	1998

Distribution of aftermarket repair products and services	$41,759	$42,668	$118,570	$117,641

Manufacturing of polymer and metal products	101,620	53,038	305,806	174,155

Intra-segment elimination	(3,610)	(3,510)	(10,218)	(10,294)

	$139,769	$92,196	$414,158	$281,502

INCOME BEFORE INCOME TAXES

Distribution of aftermarket repair products and services	$4,237	$4,474	$11,656	$10,796

Manufacturing of polymer and metal products	9,160	6,420	42,691	28,766

Corporate	(1,256)	(2,094)	(6,052)	(5,784)

Interest expense — net	(4,482)	(438)	(10,239)	(732)

	$7,659	$8,362	$38,056	$33,046

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company reported record sales for both the quarter and nine month periods ended September 30, 1999. In total, sales rose 52 percent to $140 million for the quarter and 47 percent to $414 million for the first nine months as gains in existing business units combined with contributions from acquired companies. Net income for the quarter was down 19 percent to $4 million or $.20 per share from $4.9 million or $.24 per share in the prior year, primarily due to the seasonality of operations in acquired businesses and significantly higher interest expense. For the nine months ended September 30, 1999 net income increased 10 percent to $21.4 million or $1.06 per share from $19.5 million or $.97 per share in 1998. On a pro-forma basis, reflecting the acquired businesses as if they had been included for the full periods presented, sales increased six percent for the quarter and eight percent for the year to date period while net income per share was unchanged at $.17 per share for the quarter and up 25 percent to $1.09 per share for the nine months ended September 30, 1999 compared to $.87 per share for the prior year.

      For the quarter, net sales increased $47.6 million as higher sales in the Company’s Manufacturing segment offset a slight decline in Distribution segment sales. Sales in the Manufacturing segment increased $48.6 million or 92 percent based on an increase of six percent in existing business units combined with the impact of acquired companies not included in the prior year period. Net sales for the nine months ended September 30, 1999 increased $132.7 million as the Company experienced improvements in both of its business segments. Sales in the Distribution segment increased $1 million or one percent while sales in the Manufacturing segment rose $132 million or 76 percent. Without the impact of acquired companies there was an overall sales increase of 7 percent in the Manufacturing segment primarily the result of higher unit volumes.

      Cost of sales for the quarter increased $29.8 million or 48 percent reflecting the higher sales levels; however, gross profit as a percentage of sales increased to 34.5 percent from 33.1 percent in the prior year. For the nine months ended September 30, 1999, gross profit increased to 36.1 percent of sales from 34.1 percent in the prior year. For both the quarter and year-to-date periods this improvement in gross margin was primarily attributable to the Manufacturing segment reflecting the impact of acquired companies.

      Operating expenses increased $14.4 million or 66 percent for the quarter and $39.2 million or 63 percent year-to-date. These increases reflect the additional operating costs of acquired companies combined with higher selling costs resulting from increased sales volume. Expressed as a percentage of sales, operating expenses were 25.8 percent for the quarter and 24.5 percent for the nine months ended September 30, 1999 compared with 23.5 percent for the quarter and 22.1 percent for the nine month period in the prior year. This decrease in operating expense leverage is primarily due to the impact of acquired companies, particularly, those operating in foreign markets.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Con’t)

      Net interest expense increased to $4.5 million for the quarter and $10.2 million for the nine month period ended September 30, 1999 compared with $437,946 and $732,294 in the same periods of the prior year. This significant increase reflects the higher borrowing levels resulting from business acquisitions.

      Income taxes as a percent of income before taxes was 43.8 percent for the nine months ended September 30, 1999 compared with 41.0 percent in the prior year. The higher tax rate in 1999 is attributable to an increase in non-deductible amortization expense combined with foreign tax rate differences.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $34.9 million for the nine months ended September 30, 1999 compared with $30.7 million for same period in the prior year. Long-term debt increased by $245 million from December 31, 1998 as a result of the Allibert Equipement, Dillen and Listo acquisitions and debt as a percentage of total capitalization increased to 58 percent. Available borrowings under the Company’s credit facility was approximately $85 million at September 30, 1999. Working capital increased to $119.9 million at September 30, 1999 and the Company’s current ratio was 2.4 to 1.

      Capital expenditures for the nine months ended September 30, 1999 were $18.5 million and the Company anticipates total capital expenditures in the range of $25.0 to $30.0 million for the full year. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to service debt, fund capital expenditures and meet its short-term and long-term needs.

YEAR 2000

      The Company has been conducting an on-going review to identify potential Year 2000 issues related to both information technology (IT) and non-information technology (non-IT) matters. The Company has implemented plans for each of its business units to correct or replace existing IT systems where significant potential year 2000 failures could occur. The majority of core business software utilized by the Company was acquired from third parties. As of September 30, 1999, core Corporate financial software is Year 2000 compliant, and core business software for the business units is either Year 2000 compliant or has been upgraded and tested. The Company has also been performing an on-going assessment of the Year 2000 readiness of non-IT systems, including production equipment as well as evaluating the status of key vendors and service providers to determine Year 2000 readiness and determine alternatives and contingency plan requirements. To date, no material problems have been identified, and the Company is confident that the Year 2000 issue will not create significant operational problems. To date, the funds which have been spent on year 2000 issues have not been material and based on current assessments remaining expenses are not expected to be material.

PART II — OTHER INFORMATION

MYERS INDUSTRIES, INC.

Item 4.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	(3)	(a)	MYERS INDUSTRIES, INC. AMENDED AND RESTATED

ARTICLES OF INCORPORATION. Reference is made to Exhibit 3(a) to Form 10-Q filed with the Commission on May 17, 1999.

		(b)	MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF REGULATIONS. Reference is made to Exhibit (3)(ii) to Form 10-Q filed with the Commission on May 14, 1994.

	27		Financial Data Schedule.

	(b)		Form 8-K

Form 8-K filed on August 13, 1999 regarding the completion of (a) the acquisition of the Dillen Products, Inc., and (b) increase to $350.0 million multi-currency credit facility with Bank One Michigan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

November 12, 1999	By: \s\ Gregory J. Stodnick

_______________________ Date	_______________________ Gregory J. Stodnick Vice President-Finance Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)