Form 10-K
period 1999-12-31
MYERS INDUSTRIES INC
filed 2000-03-28
CIK 69488

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000: $251,184,413. Indicate the number of shares outstanding of registrant's common stock as of February 29, 2000: 19,814,766 Shares of Common Stock, without par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's Notice of 2000 Annual Meeting and Proxy Statement, dated March 15, 2000, in Part III (Items 10, 11, 12 and 13)

                             CROSS REFERENCE SHEET
                 PURSUANT TO FORM 10-K GENERAL INSTRUCTION G(4)

PART/ITEM                       FORM 10-K HEADING                           REFERENCE MATERIAL
---------                       -----------------                           ------------------
 III/10     Directors and Executive Officers of the Registrant.......    Proxy Statement(1)
                                                                           pages 3 through 8
 III/11     Executive Compensation...................................    Proxy Statement
                                                                           pages 9 through 13
 III/12     Security Ownership of Certain Beneficial Owners and
            Management...............................................    Proxy Statement
                                                                           pages 3 through 8,
                                                                           page 11, and page 14
 III/13     Certain Relationships and Related Transactions...........    Proxy Statement
                                                                           page 8

---------------
(1) Registrant's Notice of 2000 Annual Meeting of Shareholders and Proxy
    Statement

                                     PART I

ITEM 1.  BUSINESS

  (A) GENERAL DEVELOPMENT OF BUSINESS

     Myers Industries, Inc. (Company) in 1999 completed the most successful year in the Company's history. Net sales and net income were at record levels for both the fourth quarter and the year ended December 31, 1999.

     Net sales for the fourth quarter were $166.6 million, up 51 percent from the same period last year. Net income of $9.8 million increased 7 percent, and net income per share of $.49 was up 9 percent.

     For the year, net sales were $580.8 million, up 48 percent over 1998 results. Net income of $31.2 million increased 9 percent, and net income per share of $1.55 increased 9 percent from the $1.42 earned in 1998. During the year we invested more than $27 million in capital additions and additional funds of $214 million were used to make business acquisitions.

     In February 1999 we acquired all of the shares of the entities comprising Allibert Equipment, the material handling division of Sommer Allibert S.A., and acquired Allibert-Contico LLC, a joint venture between Sommer Allibert S.A. and Contico International, Inc., for a total purchase price of approximately $150 million. The acquired business have five manufacturing facilities in France, Spain, the United Kingdom and the United States and had 1998 sales of approximately $145 million. In August, we acquired substantially all of the assets of Dillen Products of Middlefield, Ohio for approximately $54 million and all of the outstanding shares of Listo Products of Canada for approximately $15 million. Dillen and Listo are leading manufacturers of plastic planters, trays, pots, bowls and hanging baskets for customers including greenhouses and nurseries as well as retail garden centers and mass merchandisers. In fiscal 1998, Dillen and Listo had sales of approximately $40 million and $12 million, respectively.

  (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

  (C) DESCRIPTION OF BUSINESS

     The Company conducts its business activities in two segments, Manufacturing and Distribution. For the fiscal year ended December 31, 1999, the Manufacturing Segment generated approximately 73% of sales, while the Distribution Segment contributed approximately 27% of sales.

     Our Manufacturing Segment designs, manufactures, and markets a variety of plastic and rubber products, ranging from plastic material handling containers and storage boxes to rubber OEM parts and tire repair materials. These products are made through a variety of molding processes in 23 facilities located throughout North America and Europe.

     Our Distribution Segment is engaged in the distribution of tools, equipment, and supplies used for tire and wheel service and automotive underbody repair. The Distribution Segment operates through 42 branches located in major cities throughout the United States and in foreign countries through export and businesses in which we hold an equity interest.

     OUR MANUFACTURING SEGMENT

     In our Manufacturing Segment, we design, manufacture, and market more than 10,500 products from plastic and rubber. We currently operate 16 manufacturing facilities in the United States, six in Western Europe and one in Canada. Our manufactured plastic and rubber products are sold nationally and internationally by a direct sales force and through independent sales representatives.

     KEY MANUFACTURED PRODUCT AREAS
     - Reusable Plastic Material Handling Containers
     - Plastic Planters
     - Home Storage & Organization Products
     - Plastic Storage Tanks
     - Waste Collection and Material Handling Carts
     - Rubber OEM & Replacement Parts
     - Tire Repair & Retreading Products
     - Calendered Rubber Sheet Stock
     - Reflective Highway Marking Products

     PRODUCT BRANDS
     - AC Buckhorn
     - Akro-Mils
     - Allibert Equipement
     - Ameri-Kart
     - Buckhorn Rubber
     - Dillen
     - Listo
     - Patch Rubber
     - raaco

     MANUFACTURING CAPABILITIES
     - Plastic & Rubber Injection Molding
     - Compression Molding
     - Winding Extrusion
     - Vacuum Forming
     - Rotational Molding
     - Rubber Compounding & Calendering
     - Rubber-to-Metal Bonding

     REPRESENTATIVE MARKETS
     - Agriculture
     - Automotive
     - Chemical
     - Construction
     - Consumer
     - Food Processing & Distribution
     - Healthcare
     - Horticulture
     - Marine
     - Telecommunications
     - Tire Repair & Retread
     - Transportation
     - Waste Collection
     - Water Control

     Our largest product line is reusable plastic material handling containers. These products help customers efficiently and economically move products and reduce solid waste in closed-loop distribution systems. We are one of the leading manufacturers of these material handling products, which include collapsible bulk boxes, hand-held containers and trays, small parts bins, pallets, and a variety of other specialty items. We believe that we are one of the few manufacturers positioned to supply material handling product solutions to customers worldwide.

     Our material handling products are utilized for shipping and handling a wide range of industrial and commercial items, including automotive, appliance, and electronic components; food products such as meat, poultry, and produce; bulk seed and feed; health and beauty care products; apparel and textiles; and hardware. These products deliver specific cost-saving and productivity benefits to our customers. At the Saturn plant in Springhill, Tennessee, our containers and pallets are reused hundreds of times to carry fasteners and bumpers from suppliers directly to the assembly area, reducing the scrap rate and eliminating costly solid waste from cardboard boxes and wood pallets. Chicken delivered to KFC restaurants across the United States comes in the reusable container that we pioneered; the container better protects the chicken during transport and is more sanitary than cardboard boxes. Our plastic bins are used on assembly lines, at distribution centers, and in retail outlets throughout the world to organize small parts and other items.

     Growers, retailers, and consumers use our plastic planters and trays to create plant and floral displays. We manufacture a broad line of indoor/outdoor decorative planters, pots, bowls, window boxes, urns, and grower containers and trays; we are also North America's largest producer of hanging baskets. These items serve the needs of the grower at greenhouses and nurseries, as well as retail garden centers, home centers, and mass merchandisers such as Target(R), K-Mart(R), and Wal-Mart(R).

     For consumers, we adapt storage solutions for industry to home and office settings. Our popular KeepBox(TM)containers help consumers organize everything from holiday decorations to school supplies. Storage organizers and cabinets provide efficient storage for small items and accessories in the home workshop or at the office. Hobbyists and craftsmen use our popular CraftDesign(TM) products for efficient, portable storage of craft, sewing, and art supplies.

     Part of our product line is plastic storage tanks used for storage and transport of a wide variety of solid and liquid materials. These tanks are produced in the United States using rotational molding and in Europe with both winding extrusion and rotational molding. Our extruded tanks are primarily used for storage in industries such as chemical and water treatment and are an effective alternative to stainless steel tanks, giving customers the same performance for a lower price. For industries such as agriculture, plastics, and food, our roto-molded tanks are commonly used as intermediate bulk containers
(IBCs), transporting material from one location to another or as a temporary storage vessel; these uses are often "returnable" applications, in which the tanks can be reused for multiple round trips in a closed loop distribution system.

     We manufacture plastic carts used in material handling and waste collection. Manufacturers apply our carts and dumpers for in-plant transport of products and scrap. More than 600 municipalities use the carts for residential waste collection.

     From seals for water supply lines to hood latches and air hose assemblies for trucks, our engineered, molded OEM and replacement parts meet precise specifications for the waterworks, agriculture, transportation, and civil construction industries. Specialized manufacturing expertise enables us to create a range of specific-performance custom rubber products, including rubber-to-metal bonded items used in marine and maintenance equipment, water control, and environmental applications.

     More than 50 years ago we started making tire patches. We now offer the most comprehensive line of tire repair and retreading products in the United States. To service the nearly 221 million damaged tires that occur each year, we make all the materials and products customers need to perform safe and profitable tire repairs: the plug that fills a puncture, the cement that seats the plug, the tire innerliner patch, and the final sealing compound. Our products are used to repair the smallest puncture in passenger tires and the most severe tear in large, off-the-road tires.

     Our calendered rubber sheet stock is used in many applications. The telecommunications industry splices cabling with our specialty tapes. In the mining industry, our materials are used to create linings for material handling conveyor systems. Another of our custom sheet stocks is used as the base material to produce the world's top-selling line of golf grips, "Golf Pride(R)".

     We have applied our rubber calendering and compounding expertise to create reflective marking products for the road repair and construction industry. Transportation professionals use our reflective tape striping, symbols, and legends for marking roadways, intersections, and hazardous areas. Our tape stock is easier to apply, more reflective, and longer lasting than paint. We make the tape in both temporary and permanent grades.

     The Company's Manufacturing business is dependent upon outside suppliers for raw materials, principally polyethylene, polypropylene, polystyrene and synthetic and natural rubber. We believe that the loss of any one supplier or group of suppliers would not have a materially adverse effect on our business, since in most instances identical or similar materials are readily obtainable from other suppliers.

     OUR DISTRIBUTION SEGMENT

     In our Distribution Segment, we are the largest distributor of tools, equipment, and supplies to tire, wheel, and automotive underbody service specialists in the United States. We buy and sell nearly 10,000 different tool, equipment, and supply items -- ranging from computerized alignment systems and tire balancers to tire patches, repair cement, and small hand tools. Our customers rely on Myers as the one-stop shop for everything from a $.15 valve cap to a $45,000 computerized tire alignment system to meet their tire balancing, repair, and alignment needs.

     KEY DISTRIBUTION PRODUCTS
     - Tire Valves & Accessories
     - Tire Changing & Balancing Equipment
     - Lifts & Alignment Equipment
     - Service Equipment & Tools
     - Tire Repair/Retread Equipment & Supplies

     PRODUCT BRAND
     - Myers Tire Supply

     CAPABILITIES
     - Local Sales & Inventory
     - International Distribution
     - Broad Sales Coverage
     - Personalized Service
     - Customer Product Training
     - National Accounts
     - 66 Years of Expertise in Tire Repair & Retreading

     REPRESENTATIVE MARKETS
     - Retail Tire Dealers
     - Truck Tire Dealers
     - Auto Dealers
     - Commercial Auto & Truck Fleets
     - Tire Retreaders
     - General Repair Facilities

     Within the continental United States, we provide widespread distribution and sales coverage from 42 branches in 31 states. Each branch operates as a profit center and is staffed by a branch manager, salespeople, office, warehouse, and delivery personnel.

     Internationally, we have five wholly owned warehouse distributors located in Canada and Central America. We also own interests in several foreign warehouse distributors. Sales personnel from our Akron, Ohio headquarters cover the Far East, Middle East, South Pacific and South American territories.

     We buy products from top suppliers to ensure quality is delivered to our customers. Each of the brand-name products we sell is associated with superior performance in its respective area. Some of these leading brands include:
Chicago Pneumatic air tools; Hennessy tire changing, balancing, and alignment equipment; Corghi tire changers and balancers; Ingersoll-Rand air service equipment; John Bean Co. tire balancing and changing equipment; our own Patch Rubber brand tire patches, cements, and repair supplies; and Rotary lifts and related equipment.

     An essential element of our success in the Distribution segment is our 180 sales representatives, who deliver personalized service on a local level. Customers rely on Myers' sales representatives to introduce the latest tools and technologies and provide training in new product features and applications. Representatives also teach the proper use of diagnostic equipment, and present on-site workshops demonstrating industry approved techniques for tire repair and undercar service.

     COMPETITION

     Competition in the Manufacturing business is substantial and varied in form and size from manufacturers of similar products and of other products which can be readily substituted for those produced by the Company. Competition in the Distribution business is generally from local and regional businesses.

     EMPLOYEES

     As of December 31, 1999 the Company had a total of 4,152 full-time and part-time employees. Of these employees, 3,408 were engaged in the Manufacturing business, 649 were employed in the Distribution business and 95 were employed at the Company's Corporate offices. Approximately 9% of the Company's employees are members of unions, however, in certain countries in which the Company operates union membership is not known due to confidentiality laws. The Company believes it has a good relationship with its union employees.

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

ITEM 2.  PROPERTIES

     The following table sets forth by segment certain information with respect to properties owned by the Registrant:

                                 DISTRIBUTION:

                                     APPROXIMATE     APPROXIMATE
                                     FLOOR SPACE      LAND AREA
          PLANT LOCATION            (SQUARE FEET)      (ACRES)                     USE
          --------------            -------------    -----------                   ---
Akron, Ohio.......................     129,000            8         Executive offices and warehousing
Akron, Ohio.......................      60,000            5         Warehousing
Akron, Ohio.......................      31,000            2         Warehousing
Pomona, California................      17,700            1         Sales and distribution
Englewood, Colorado...............       9,500            1         Sales and distribution
San Antonio, Texas................       4,500            1         Sales and distribution
Phoenix, Arizona..................       8,200            1         Sales and distribution
Akron, Ohio.......................       8,000            1         Leased to non-affiliated party
Houston, Texas....................       7,900            1         Sales and distribution
Indianapolis, Indiana.............       7,800            2         Sales and distribution
Cincinnati, Ohio..................       7,500            1         Sales and distribution
York, Pennsylvania................       7,400            3         Sales and distribution
Atlanta, Georgia..................       7,000            1         Sales and distribution
Minneapolis, Minnesota............       5,500            1         Sales and distribution

                                 DISTRIBUTION:

                                     APPROXIMATE     APPROXIMATE
                                     FLOOR SPACE      LAND AREA
          PLANT LOCATION            (SQUARE FEET)      (ACRES)                     USE
          --------------            -------------    -----------                   ---
Charlotte, North Carolina.........       5,100            1         Sales and distribution
Syracuse, New York................       4,800            1         Sales and distribution
Franklin Park, Illinois...........       4,400            1         Sales and distribution

                                           MANUFACTURING:
Gaillon, France...................     500,000           23         Manufacturing and distribution
Middlefield, Ohio.................     400,000           24         Manufacturing and distribution
Nykobing, Falster, Denmark........     227,000           68         Manufacturing and distribution
Springfield, Missouri.............     227,000           19         Manufacturing and distribution
Dawson Springs, Kentucky..........     209,000           36         Manufacturing and distribution
Wadsworth, Ohio...................     197,000           23         Manufacturing and distribution
Hannibal, Missouri................     196,000           10         Manufacturing and distribution
Bluffton, Indiana.................     175,000           17         Manufacturing and distribution
Roanoke Rapids, North Carolina....     172,000           20         Manufacturing and distribution
Shelbyville, Kentucky.............     160,000            8         Manufacturing and distribution
Bristol, Indiana..................     139,000           12         Manufacturing and distribution
Akron, Ohio.......................     121,000           17         Manufacturing and distribution
Gloucester, England...............     118,000            3         Manufacturing and distribution
Dayton, Ohio......................      85,000            5         Manufacturing and distribution
Palua De Plegamans, Spain.........      85,000            7         Manufacturing and distribution
Prunay, France....................      71,000            4         Manufacturing and distribution
Goddard, Kansas...................      62,000            7         Manufacturing and distribution
Santa Perpetua De Mogoda, Spain...      61,000            3         Manufacturing and distribution
Fostoria, Ohio....................      50,000            3         Manufacturing and distribution
Akron, Ohio.......................      49,000            6         Manufacturing and distribution
Surrey, B.C., Canada..............      42,000            3         Manufacturing and distribution
Ontario, California...............      40,000            2         Distribution and warehousing
Mebane, North Carolina............      30,000            5         Manufacturing and distribution

     The following table sets forth by segment certain information with respect to facilities leased by the Registrant:

                                 MANUFACTURING:

                                     APPROXIMATE
                                     FLOOR SPACE      EXPIRATION DATE
             LOCATION               (SQUARE FEET)         OF LEASE                   USE
             --------               -------------    ------------------              ---
Orbassano, Italy..................      3,000        December 31, 2001     Sales and distribution
Wielselberg, Austria..............      6,000        December 31, 2001     Sales and distribution
Stanton, Harcourt, England........     12,000        December 31, 2001     Sales and distribution
Maia, Portugal....................     13,000        November 25, 2000     Sales and distribution
Nivelles, Belgium.................     14,000        March 14, 2006        Sales and distribution
Pianezza, Italy...................     17,000        December 31, 2000     Sales and distribution
Milford, Ohio.....................     22,000        August 31, 2001       Sales and distribution
Nanterre Cedex, France............     25,000        April 30, 2008        Administration and sales
Brampton, Ontario, Canada.........     43,000        September 30, 2005    Sales and distribution
Mulheim, Germany..................     54,000        December 31, 2000     Sales and distribution
Droitwich, England................     73,000        December 31, 2002     Sales and distribution

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1999, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

                                                YEARS AS
               NAME                  AGE    EXECUTIVE OFFICER                    TITLE
               ----                  ---    -----------------                    -----
Stephen E. Myers...................  56            27            President and Chief Executive Officer
Milton I. Wiskind..................  74            28            Senior Vice President and Secretary
Gregory J. Stodnick................  57            20            Vice President -- Finance

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 1999 was 2,100. High and low stock prices and dividends for the last two years were:

                                                     SALES PRICE
                       1999                         --------------    DIVIDENDS
                  QUARTER ENDED                     HIGH      LOW       PAID
                  -------------                     -----    -----    ---------
MARCH 31..........................................  27.50    17.27       .05
JUNE 30...........................................  22.44    18.07       .05
SEPTEMBER 30......................................  22.73    17.37       .06
DECEMBER 31.......................................  18.19    12.73       .06

                                                     SALES PRICE
                       1998                         --------------    DIVIDENDS
                  QUARTER ENDED                     HIGH      LOW       PAID
                  -------------                     -----    -----    ---------
March 31..........................................  19.32    14.89      .045
June 30...........................................  22.73    18.07      .045
September 30......................................  24.32    18.07      .055
December 31.......................................  26.08    18.24      .055

ITEM 6.  SELECTED FINANCIAL DATA

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
                               FIVE-YEAR SUMMARY

                                       1999           1998           1997           1996           1995
                                   ------------   ------------   ------------   ------------   ------------
OPERATIONS FOR THE YEAR
  Net sales......................  $580,760,740   $392,019,900   $339,625,585   $320,943,771   $300,699,109
  Cost and expenses
    Cost of sales................   367,635,460    256,506,103    232,376,615    219,152,386    206,050,902
    Selling......................    83,352,607     47,959,466     39,322,295     36,170,478     33,973,656
    General and Administrative...    60,265,518     38,181,368     29,613,322     29,720,351     32,834,285
    Interest -- net..............    15,205,809        887,873        247,570        285,290        784,427
                                   ------------   ------------   ------------   ------------   ------------
                                    526,459,394    343,534,810    301,559,802    285,328,505    273,643,270
                                   ------------   ------------   ------------   ------------   ------------
    Income before income taxes...    54,301,346     48,485,090     38,065,783     35,615,266     27,055,839
    Income taxes.................    23,125,000     19,806,000     15,727,000     14,612,000     11,087,000
                                   ------------   ------------   ------------   ------------   ------------
    Net Income...................  $ 31,176,346   $ 28,679,090   $ 22,338,783   $ 21,003,266   $ 15,968,839
                                   ------------   ------------   ------------   ------------   ------------
    Net income per share*........  $       1.55   $       1.42   $       1.10   $       1.03   $       0.78
                                   ------------   ------------   ------------   ------------   ------------
FINANCIAL POSITION -- AT YEAR END
    Total Assets.................  $600,409,632   $306,707,788   $224,077,922   $207,121,727   $193,603,873
                                   ------------   ------------   ------------   ------------   ------------
    Current assets...............   206,990,990    153,650,201    107,426,627    106,309,880    101,087,297
    Current liabilities..........   102,244,419     51,233,510     39,643,522     36,853,013     32,372,026
                                   ------------   ------------   ------------   ------------   ------------
    Working capital..............   104,746,571    102,416,691     67,783,105     69,456,867     68,715,271
    Other assets.................   203,923,134     43,614,594     26,100,386     20,151,914     23,086,827
    Property, plant and
      equipment -- net...........   189,495,508    109,442,993     90,550,909     80,659,933     69,429,749
    Less:
      Long-term debt.............   280,103,906     48,832,240      4,261,257      4,569,396     13,335,191
      Deferred income taxes......    10,314,490      3,953,185      3,496,196      3,254,327      2,713,106
                                   ------------   ------------   ------------   ------------   ------------
SHAREHOLDERS' EQUITY.............  $207,746,817   $202,688,853   $176,676,947   $162,444,991   $145,183,550
                                   ------------   ------------   ------------   ------------   ------------
COMMON SHARES OUTSTANDING*.......    19,987,446     20,171,867     20,106,785     20,393,980     20,456,283
                                   ------------   ------------   ------------   ------------   ------------
BOOK VALUE PER COMMON SHARE*.....  $      10.39   $      10.05   $       8.79   $       7.97   $       7.10
                                   ------------   ------------   ------------   ------------   ------------
OTHER DATA
    Dividends paid...............  $  4,626,471   $  4,027,721   $  3,529,921   $  3,049,642   $  2,577,154
    Dividends paid per Common
      Share*.....................          0.22           0.20           0.17           0.15           0.13
                                   ------------   ------------   ------------   ------------   ------------
    Average Common Shares
      Outstanding during the
      year.......................    20,166,920     20,135,282     20,318,192     20,481,096     20,414,352
                                   ============   ============   ============   ============   ============

---------------

* Adjusted for the ten percent stock dividends paid in August 1999; August, 1997; and August, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

1999 RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 1999, increased $188.7 million or 48 percent to a record $580.8 million. Sales in the Manufacturing segment increased $188.2 million or 77 percent primarily due to the impact of acquired companies. Excluding acquisitions, sales in the Manufacturing segment increased 6 percent primarily as a result of higher unit volumes. Sales in the Distribution segment for 1999 were essentially unchanged from the prior year. On a pro-forma basis, reflecting the acquired businesses as if they had been included for the full fiscal years 1999 and 1998, total sales were up 7 percent in the current year.

     Cost of sales increased $111.1 million or 43 percent reflecting the higher sales levels; however, gross profit as a percentage of sales increased to 36.7 percent from 34.6 percent in the prior year as the Company experienced improvements in both of its business segments. In the Manufacturing segment, the impact of acquired companies and greater utilization of plant capacity provided the improvements that offset higher raw material costs. In the Distribution segment, margins improved as a result of increased sales on higher margin supplies versus equipment.

     Total operating expenses increased $57.5 million or 67 percent to $143.6 million for the year ended December 31, 1999. This increase is the result of higher selling costs associated with the increase in sales combined with the impact of acquired companies. Expressed as a percentage of sales, operating expenses were 24.7 percent in 1999 compares with 22.0 percent in the prior year. This reduction in operating expense leverage is primarily due to the different operating expense structure of Allibert Equipement acquired during the current year.

     Net interest expense increased $14.3 million to $15.2 million for the year ended December 31, 1999. This increase reflects the substantially higher borrowing levels resulting from business acquisitions combined with slightly higher rates.

     Income taxes as a percent of income before taxes was 42.6 percent for 1999 compared to 40.8 percent in the prior year. The higher effective tax rate is attributable to an increase in non-deductible amortization expense combined with foreign tax rate differences.

1998 RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 1998 increased $52.4 million or 15 percent to $392.0 million. Sales in the Manufacturing segment increased $39.3 million or 19 percent with approximately 70 percent of the increase due to the inclusion of acquired businesses. The increase in sales of the Company's existing Manufacturing businesses reflects primarily higher unit volumes. Net sales in the Distribution segment increased $14.2 million or 10 percent as a result of higher unit volumes. The Company experienced significant pressure on selling prices in both of its business segments, reflecting strong competition and the impact of lower raw material costs.

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

     The Company's effective tax rate decreased slightly to 40.8 percent from
41.3 percent.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     In 1999, the Company generated cash from operating activities of $57.4 million compared to $42.3 million in the prior year. Investments in property, plant, and equipment were $27.5 million and additional funds of $213.6 million were used to make business acquisitions. As a result of this activity, long-term debt increased

$231.3 million and debt as a percentage of total capitalization increased to 58 percent. At December 31, 1999, the Company had working capital of $104.7 million and a current ratio of 2.0 to 1.

     At December 31, 1999, available borrowing under the Company's revolving credit facility was approximately $49 million. In addition, there is an uncommitted $25 million springing facility. During the next five years management anticipates on-going capital expenditures in the range of $25 to $30 million annually. Cash flows from operations and funds available under existing credit facilities will provide the Company's primary source of future financing. Management believes that it has sufficient financial resources to meet anticipated business requirements in the foreseeable future, including capital expenditures, dividends, working capital, and debt service.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUMMARIZED QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED) THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA

                                      MARCH 31    JUNE 30     SEPT. 30    DEC. 31      TOTAL
           QUARTER ENDED 1999         --------    --------    --------    --------    --------
         NET SALES..................  $126,746    $147,643    $139,769    $166,603    $580,761
         GROSS PROFIT...............    47,227      54,151      48,255      63,492     213,125
         NET INCOME.................     8,268       9,167       3,966       9,775      31,176
         PER SHARE..................       .41         .45         .20         .49        1.55

                                      MARCH 31    JUNE 30     SEPT. 30    DEC. 31      TOTAL
           QUARTER ENDED 1998         --------    --------    --------    --------    --------
         Net Sales..................  $ 88,191    $101,115    $ 92,196    $110,518    $392,020
         Gross Profit...............    30,616      34,827      30,481      39,590     135,514
         Net Income.................     6,990       7,598       4,918       9,173      28,679
         Per Share..................       .35         .38         .24         .45        1.42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio,
February 9, 2000

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                      1999            1998            1997
                                                  ------------    ------------    ------------
Net sales.......................................  $580,760,740    $392,019,900    $339,625,585
Cost of sales...................................   367,635,460     256,506,103     232,376,615
                                                  ------------    ------------    ------------
  Gross profit..................................   213,125,280     135,513,797     107,248,970
                                                  ------------    ------------    ------------
Operating expenses
  Selling.......................................    83,352,607      47,959,466      39,322,295
  General and administrative....................    60,265,518      38,181,368      29,613,322
                                                  ------------    ------------    ------------
                                                   143,618,125      86,140,834      68,935,617
                                                  ------------    ------------    ------------
     Operating income...........................    69,507,155      49,372,963      38,313,353
                                                  ------------    ------------    ------------
Interest
  Income........................................      (753,648)     (1,515,186)       (348,746)
  Expense.......................................    15,959,457       2,403,059         596,316
                                                  ------------    ------------    ------------
                                                    15,205,809         887,873         247,570
                                                  ------------    ------------    ------------
Income before income taxes......................    54,301,346      48,485,090      38,065,783
Income taxes....................................    23,125,000      19,806,000      15,727,000
                                                  ------------    ------------    ------------
Net income......................................  $ 31,176,346    $ 28,679,090    $ 22,338,783
                                                  ------------    ------------    ------------
Net income per share............................  $       1.55    $       1.42    $       1.10
                                                  ============    ============    ============

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                        AS OF DECEMBER 31, 1999 AND 1998

                                                                  1999            1998
                                                              ------------    ------------
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments.......................  $  1,094,300    $ 34,832,151
  Accounts receivable -- less allowances of $3,810,000 and
     $2,396,000 respectively................................   115,754,304      62,855,111
  Inventories
       Finished and in-process products.....................    65,145,885      44,182,030
       Raw materials and supplies...........................    19,275,065       9,236,913
                                                              ------------    ------------
                                                                84,420,950      53,418,943
  Prepaid expenses..........................................     5,721,436       2,543,996
                                                              ------------    ------------
TOTAL CURRENT ASSETS........................................   206,990,990     153,650,201
OTHER ASSETS
  Excess of cost over fair value of net assets of companies
     acquired...............................................   196,694,408      37,481,612
  Patents and other intangible assets.......................     2,725,345       2,104,327
  Other.....................................................     4,503,381       4,028,655
                                                              ------------    ------------
                                                               203,923,134      43,614,594
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land......................................................     6,841,222       2,854,905
  Buildings and leasehold improvements......................    62,982,807      53,484,959
  Machinery and equipment...................................   238,240,041     147,405,559
                                                              ------------    ------------
                                                               308,064,070     203,745,423
  Less allowances for depreciation and amortization.........   118,568,562      94,302,430
                                                              ------------    ------------
                                                               189,495,508     109,442,993
                                                              ------------    ------------
                                                              $600,409,632    $306,707,788
                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 39,620,814    $ 15,863,124
  Accrued expenses
       Employee compensation and related items..............    26,963,274      13,094,384
       Taxes, other than income taxes.......................     2,086,045       1,316,457
       Income taxes.........................................     1,326,344       1,357,241
       Accrued interest.....................................     1,180,638         125,690
       Other................................................    18,593,223      13,088,468
  Current portion of long-term debt.........................    12,474,081       6,388,146
                                                              ------------    ------------
TOTAL CURRENT LIABILITIES...................................   102,244,419      51,233,510
LONG-TERM DEBT, LESS CURRENT PORTION........................   280,103,906      48,832,240
DEFERRED INCOME TAXES.......................................    10,314,490       3,953,185
SHAREHOLDERS' EQUITY
  Serial Preferred Shares (authorized 1,000,000 shares).....           -0-             -0-
  Common Shares, without par value (authorized 60,000,000
     shares; outstanding 19,987,446 and 20,171,867 shares,
     respectively)..........................................    12,256,209      11,610,996
  Additional paid-in capital................................   169,508,024     134,280,522
  Accumulated other comprehensive income....................   (19,013,675)        (83,002)
  Retained income...........................................    44,996,259      56,880,337
                                                              ------------    ------------
                                                               207,746,817     202,688,853
                                                              ------------    ------------
                                                              $600,409,632    $306,707,788
                                                              ============    ============

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                        ACCUMULATED
                                  COMMON SHARES          ADDITIONAL        OTHER
                             ------------------------     PAID-IN      COMPREHENSIVE    RETAINED     COMPREHENSIVE
                               NUMBER       AMOUNT        CAPITAL         INCOME         INCOME         INCOME
                             ----------   -----------   ------------   -------------   -----------   -------------
BALANCE AT JANUARY 1,
  1997.....................  16,854,529   $10,659,714   $109,864,137   $   (213,572)   $42,134,712            -0-
Additions
  Net income...............         -0-           -0-            -0-            -0-     22,338,783     22,338,783
  Sales under option
    plans..................      32,204        24,902        357,976            -0-            -0-            -0-
  Employees stock purchase
    plan...................      22,720        12,920        366,787            -0-            -0-            -0-
  Dividend reinvestment
    plan...................       7,012         4,005        114,201            -0-            -0-            -0-
Deductions
  Purchases for treasury...    (326,100)     (208,704)    (4,968,134)           -0-            -0-            -0-
  Dividends -- $.17 per
    share..................         -0-           -0-            -0-            -0-     (3,529,921)           -0-
  10% stock dividend.......   1,688,530     1,080,659     27,624,336            -0-    (28,714,606)           -0-
  Foreign currency
    translation............         -0-           -0-            -0-       (271,248)           -0-       (271,248)
                             ----------   -----------   ------------   ------------    -----------    -----------
BALANCE AT DECEMBER 31,
  1997.....................  18,278,895   $11,573,496   $133,359,303   $   (484,820)   $32,228,968    $22,067,535
                             ==========   ===========   ============   ============    ===========    ===========
Additions
  Net income...............         -0-           -0-            -0-            -0-     28,679,090     28,679,090
  Sales under option
    plans..................      37,144        23,608        450,602            -0-            -0-            -0-
  Employees stock purchase
    plan...................      18,210        11,519        373,295            -0-            -0-            -0-
  Dividend reinvestment
    plan...................       8,812         5,573        176,809            -0-            -0-            -0-
  Foreign currency
    translation............         -0-           -0-            -0-        401,818            -0-        401,818
Deductions
  Purchases for treasury...      (5,000)       (3,200)       (79,487)           -0-            -0-            -0-
  Dividends -- $.20 per
    share..................         -0-           -0-            -0-            -0-     (4,027,721)           -0-
                             ----------   -----------   ------------   ------------    -----------    -----------
BALANCE AT DECEMBER 31,
  1998.....................  18,338,061   $11,610,996   $134,280,522   $    (83,002)   $56,880,337    $29,080,908
                             ==========   ===========   ============   ============    ===========    ===========
Additions
  Net income...............         -0-           -0-            -0-            -0-     31,176,346     31,176,346
  Sales under option
    plans..................      75,221        42,820        744,713            -0-            -0-            -0-
  Employees stock purchase
    plan...................      22,986        14,381        470,531            -0-            -0-            -0-
  Dividend reinvestment
    plan...................       9,173         5,778        194,751            -0-            -0-            -0-
Deductions
  Purchases for treasury...    (297,800)     (576,843)    (3,443,338)           -0-            -0-            -0-
  Dividends -- $.22 per
    share..................         -0-           -0-            -0-            -0-     (4,626,471)           -0-
  10% stock dividend.......   1,839,805     1,159,077     37,260,845            -0-    (38,433,953)           -0-
  Foreign currency
    translation............         -0-           -0-            -0-    (18,930,673)           -0-    (18,930,673)
                             ----------   -----------   ------------   ------------    -----------    -----------
BALANCE AT DECEMBER 31,
  1999.....................  19,987,446   $12,256,209   $169,508,024   $(19,013,675)   $44,996,259    $12,245,673
                             ==========   ===========   ============   ============    ===========    ===========

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                     1999             1998            1997
                                                 -------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...................................  $  31,176,346    $ 28,679,090    $ 22,338,783
  Items not affecting use of cash
     Depreciation..............................     30,331,491      15,803,285      11,667,787
     Amortization of excess of cost over fair
       value of net assets of companies
       acquired................................      7,016,458       1,261,245         793,296
     Amortization of other intangible assets...        194,525         453,319         752,801
     Deferred income taxes.....................      3,539,481          68,567         241,869
  Cash flow provided by (used for) working
     capital
     Accounts receivable...............             (7,217,304)       (796,995)      3,195,634
     Inventories...............................     (7,665,075)     (5,138,339)     (2,800,318)
     Prepaid expenses..........................       (129,850)        794,952        (225,746)
     Accounts payable and accrued expenses.....        197,663       1,128,406         235,850
                                                 -------------    ------------    ------------
     Net cash provided by operating
       activities..............................     57,443,735      42,253,530      36,199,956
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business, net of cash
     acquired..................................   (213,630,987)    (30,141,171)     (7,955,077)
  Additions to property, plant and equipment,
     net.......................................    (27,526,755)    (19,401,795)    (18,779,760)
  Other........................................       (287,444)        373,521        (455,917)
                                                 -------------    ------------    ------------
     Net cash used for investing activities....   (241,445,186)    (49,169,445)    (27,190,754)
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt proceeds......................     75,000,000             -0-             -0-
  Repayment of long-term debt..................     (4,041,065)            -0-             -0-
  Net borrowing (repayments) -- of credit
     facility..................................     86,493,075      38,519,342        (485,857)
  Cash dividends paid..........................     (4,626,471)     (4,027,721)     (3,529,921)
  Proceeds from issuance of common stock.......      1,458,242       1,041,406         880,791
  Repurchase of common stock...................     (4,020,181)        (82,687)     (5,176,838)
                                                 -------------    ------------    ------------
     Net cash provided by (used for) financing
       activities..............................    150,263,600      35,450,340      (8,311,825)
                                                 -------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS..................................    (33,737,851)     28,534,425         697,377
CASH AND TEMPORARY CASH INVESTMENTS
  January 1....................................     34,832,151       6,297,726       5,600,349
                                                 -------------    ------------    ------------
CASH AND TEMPORARY CASH INVESTMENTS
  December 31..................................  $   1,094,300    $ 34,832,151    $  6,297,726
                                                 =============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for
     Interest..................................  $  14,360,716    $  2,151,885    $    574,062
     Income taxes..............................     27,731,272      20,154,032      15,857,230

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

FINANCIAL INSTRUMENTS

     Temporary cash investments, all of which have an original maturity of ninety days or less, are considered cash equivalents. Other financial instruments, consisting of trade and notes receivable, and long-term debt, are considered to have a fair value which approximates carrying value at December 31, 1999.

INVENTORIES

     Inventories are stated at the lower of cost or market. For approximately 50 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

     If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $3,779,000, $4,716,000, and $5,207,000 higher than reported at December 31, 1999, 1998 and 1997, respectively.

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

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF COMPANIES ACQUIRED

     This asset represents the excess of cost over the fair value of net assets of companies acquired and is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Accumulated amortization at December 31, 1999 and 1998 was $12,533,000 and $5,526,000, respectively. Management, which regularly evaluates its accounting for goodwill, considering primarily such factors as current and historical profitability, along with discounted cash flows, believes that the asset is realizable and the amortization periods are still appropriate.

RESEARCH AND DEVELOPMENT

     Research, engineering, testing and product development costs are charged to current operations as incurred.

NET INCOME PER SHARE

     Basic net income per share, as shown on the Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the year, and for all periods shown basic and diluted earnings per share are identical. During the years ended December 31, 1999 and 1997, the Company paid a ten percent stock dividend. All per share data has been adjusted for the stock dividends.

ACQUISITIONS

     On February 4, 1999, the Company acquired all of the shares of the entities comprising Allibert Equipement, the material handling division of Sommer Allibert S.A., and acquired Allibert-Contico, LLC, a joint venture between Sommer Allibert S.A. and Contico International, Inc. for a total purchase price of approximately $150 million. The acquired businesses have five manufacturing facilities in Europe and one in North America and had 1998 annual sales of approximately $145 million.

     In August 1999, the Company acquired substantially all of the assets of Dillen Products Companies (Dillen) of Middlefield, Ohio, for approximately $54 million and all of the outstanding shares of Listo Products, Ltd. (Listo) of Canada for approximately $15 million. The Dillen and Listo purchase agreements provide for payment of additional consideration contingent upon future earnings of the acquired businesses. Dillen and Listo are leading manufacturers of plastic planters including pots, trays, saucers, and decorative planters for customers including greenhouses and nurseries as well as retail garden centers and mass merchandisers. In fiscal 1998, Dillen and Listo had sales of approximately $40 million and $12 million, respectively.

     The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company's consolidated financial statements since the dates of acquisition, and the acquisition costs have been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. At December 31, 1999, the purchase price allocations have been based on estimates with the excess of purchase price over fair value of net assets acquired of approximately $166 million being amortized over lives of 15 to 40 years.

     The following unaudited pro-forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisitions had occurred January 1, 1998:

                                                           1999        1998
                                                           ----        ----
Net Sales..............................................  $625,407    $585,650
Net Income.............................................    31,759      26,502
Net Income Per Share...................................      1.57        1.32

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     These unaudited pro-forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have resulted had the combination been in effect on January 1, 1998, or of future results.

LONG-TERM DEBT AND CREDIT AGREEMENTS

     Long-term debt at December 31, 1999 and 1998, consisted of the following:

                                                       1999           1998
                                                       ----           ----
Revolving credit agreement.......................  $201,398,666    $35,000,000
Term loan........................................    73,500,000            -0-
Industrial revenue bonds.........................     4,000,000      4,250,000
Other............................................    13,679,321     15,970,386
                                                   ------------    -----------
                                                    292,577,987     55,220,386
Less Current Portion.............................    12,474,081      6,388,146
                                                   ------------    -----------
                                                   $280,103,906    $48,832,240
                                                   ============    ===========

     On February 3, 1999, the Company entered into a Multi-Currency Loan Agreement with a group of banks that was further amended on August 2, 1999, which provides for a $75 million term loan facility and a revolving credit facility in five currencies, approximating $250 million (US). In addition, there is an uncommitted $25 million springing facility. The currencies under the revolving facility are 185 million US dollars, 30 million euros, 22 million Canadian dollars, 63 million Danish kroners, and three million pounds sterling. The current borrowing under these facilities is $73.5 million under the term loan; 170 million US dollars, 18 million euros, 15 million Canadian dollars, and 20 million Danish kroners.

     The borrowing under this facility was used to retire the prior Revolving Credit Agreement; fund the acquisitions of Allibert Equipement, Dillen Products, and Listo Products; and for general corporate purposes. Interest is based upon LIBOR for US dollars and similar bases for the other currencies plus an applicable margin that varies depending on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The current average interest rate on the outstanding advances at December 31, 1999, is 7.16 percent. In addition, the Company pays a quarterly facility fee at a rate dependent on the EBITDA ratio, and is currently 37.5 basis points. The Multi-Currency Loan Agreement expires in February 2005.

     The Credit Agreement contains the customary covenants which include among other things, the maintenance of certain financial ratios regarding leverage, net worth, interest coverage, and capital expenditures. In addition, the facility restricts debt outside the facility to $35 million. At December 31, 1999, the Company had $17.7 million borrowed against this limit consisting of industrial revenue bonds, certain indebtedness of acquired companies, and in-country credit facilities for the Company's international operations. The weighted average interest rate on these amounts outstanding is 6.34%.

     Maturities of long-term debt for the five years ending December 31, 2004, are: $12,000,000 in 2000; $13,000,000 in 2001; $13,000,000 in 2002; $17,000,000
in 2003; and $27,000,000 in 2004.

LEASES

     The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $4,436,000, $2,845,000 and $2,664,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     Future minimum rental commitments for the next five years are as follows:

            YEAR ENDED DECEMBER 31,                COMMITMENT
            -----------------------                ----------
          2000.................................    $6,621,000
          2001.................................     5,325,000
          2002.................................     4,130,000
          2003.................................     3,660,000
          2004.................................     3,498,000

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

     For the Company's existing defined benefit plans, the reconciliation of benefit obligations are as follows:

                                                           1999          1998          1997
                                                           ----          ----          ----
Benefit obligation at beginning of year...............  $3,475,325    $3,058,193    $2,914,705
  Service Cost........................................     147,496       138,064       130,062
  Interest Cost.......................................     245,145       223,907       197,685
  Plan amendments.....................................     120,577             0             0
  Actuarial loss (gain)...............................    (379,828)      195,624       (49,117)
  Benefits paid.......................................    (164,249)     (140,463)     (135,142)
                                                        ----------    ----------    ----------
Benefit obligation at end of year.....................  $3,444,466    $3,475,325    $3,058,193
                                                        ==========    ==========    ==========

     The following table reflects the change in fair value of plan assets:

                                                           1999          1998          1997
                                                           ----          ----          ----
Fair value of plan assets at beginning of year........  $3,901,959    $3,581,525    $2,890,919
Actual return on plan assets..........................     523,851       402,854       593,352
Company contribution..................................           0        77,116       246,695
Expenses paid.........................................     (25,049)      (19,073)      (14,299)
Benefits paid.........................................    (164,249)     (140,463)     (135,142)
                                                        ----------    ----------    ----------
Fair value of plan assets at end of year..............  $4,236,512    $3,901,959    $3,581,525
                                                        ==========    ==========    ==========

     The following table reflects the funded status of the plans at December 31, 1999 and 1998:

                                                                 1999          1998
                                                                 ----          ----
Funded Status...............................................  $   792,046    $426,634
Unrecognized net (asset) obligation.........................        3,135       9,632
Unrecognized prior service cost.............................      270,994     178,242
Unrecognized net (gain)/loss................................   (1,027,702)   (459,565)
                                                              -----------    --------
Prepaid (accrued) benefit cost..............................  $    38,473    $154,943
                                                              ===========    ========

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     Assumptions used for these plans were as follows: discount rate, 7.5 percent; rate of return on plan assets, 8.0 percent. Future benefit increases were not considered as there is no substantive commitment to increase benefits.

     A profit sharing plan is maintained for the Company's U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. During 1997, the Company established a Supplemental Executive Retirement Plan (SERP) which provides participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. The SERP is unfunded apart from the general assets of the Company.

     The aggregate cost of all retirement and profit sharing plans reflected in the accompanying statements of consolidated income is $1,744,000, $1,841,000 and $2,737,000 for the years 1999, 1998 and 1997, respectively.

INCOME TAXES

     The effective tax rate was 42.6% in 1999, 40.8% in 1998, and 41.3% in 1997. A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                               PERCENT OF PRE-TAX INCOME
                                                              ---------------------------
                                                              1999       1998       1997
                                                              -----      -----      -----
Statutory Federal income tax rate...........................  35.0%      35.0%      35.0%
State income taxes -- net of Federal tax benefit............   4.2        5.0        4.8
Foreign tax rate differential...............................   2.1        0.2        0.2
Effect of non-deductible depreciation and amortization......   0.7        0.5        0.5
Other.......................................................   0.6        0.1        0.8
                                                              ----       ----       ----
Effective tax rate for the year.............................  42.6%      40.8%      41.3%
                                                              ====       ====       ====

     Income taxes consisted of the following:

                                               (DOLLARS IN THOUSANDS)
                                 1999                   1998                   1997
                          -------------------    -------------------    -------------------
                          CURRENT    DEFERRED    CURRENT    DEFERRED    CURRENT    DEFERRED
                          -------    --------    -------    --------    -------    --------
Federal.................  $13,052     $3,250     $15,492     $ 733      $12,427      $242
Foreign.................    3,190          9         665      (824)         255       (22)
State and Local.........    3,343        281       3,581       159        2,835       (10)
                          -------     ------     -------     -----      -------      ----
                          $19,585     $3,540     $19,738     $  68      $15,517      $210
                          =======     ======     =======     =====      =======      ====

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     Significant components of the Company's deferred tax liabilities as of December 31, 1999 and 1998 are as follows:

                                                               1999       1998
                                                               ----       ----
Deferred income tax liabilities
  Property, plant and equipment.............................  $14,894    $9,717
  Employee benefit trust....................................      395       396
  Other.....................................................      666         0
                                                              -------    ------
                                                               15,955    10,113
Deferred income tax assets
  Compensation..............................................    2,474     2,517
  Inventory valuation.......................................      866       910
  Allowance for uncollectible accounts......................      758       675
  Non-deductible accruals...................................    1,543     1,725
  Other.....................................................        0       333
                                                              -------    ------
                                                                5,641     6,160
                                                              -------    ------
Net deferred income tax liability...........................  $10,314    $3,953
                                                              =======    ======

STOCK OPTIONS

     In 1999, the Company and its shareholders adopted the 1999 Stock Option Plan allowing key employees to purchase Common Stock of the Company at the market price on the date of grant. The plan provides that stock options expire five years from date of grant and are exercisable up to 20 percent of the shares granted each year. The activity listed below covers the 1999 Stock Option Plan, the 1997 Stock Option Plan, and the 1992 Incentive Stock Option Plan.

     Stock options granted during the past three years were as follows: during 1999, 189,125 shares at prices from $13.25 to $21.02; during 1998, 241,768 shares at prices from $15.11 to $23.87; during 1997, 164,466 shares at prices from $13.23 to $15.00.

     Stock options exercised during the past three years were as follows: during 1999, 92,154 shares at prices from $10.70 to $15.63; during 1998, 47,069 shares at prices from $10.70 to $15.63; during 1997, 39,399 shares at prices from $9.82 to $14.67.

     At December 31, 1999, 1998 and 1997 there were outstanding options for the purchase of 683,644, 592,180, and 404,488 shares respectively, at prices ranging from $10.79 to $23.87 per share in 1999 and $10.70 to $23.87 per share in 1998 and $10.70 to $16.15 in 1997.

     At December 31, 1999 and 1998, there were options for 275,868 and 219,797 shares, respectively that were exercisable.

     The Company accounts for stock options under APB Opinion No. 25 and, therefore, does not recognize employee compensation for options granted using the fair value method set forth in the FASB Statement No. 123 Accounting for Stock-Based Compensation. If the Company had followed FASB 123 rather that APB 25, net income and earnings per share would not have been materially different than the reported amounts for 1999, 1998 or 1997.

INDUSTRY SEGMENTS

     In 1998, the Company was required to adopt FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which replaces Statement No.14 and establishes new standards for defining the Company's business segments and disclosing information about them.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     The Company's business units have separate management teams and offer different products and services. Using the criteria of FASB No.131, these business units have been aggregated into two reportable segments; Distribution of aftermarket repair products and services; and Manufacturing of polymer products. The aggregation of business units is based on management by the chief operating decision maker for the segment as well as similarities of production processes, distribution methods and economic characteristics (e.g. average gross margin and the impact of economic conditions on long-term financial performance).

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

     Total sales from foreign business units and export were approximately $173.8 million, $61.3 million and $39.9 million for the years 1999, 1998 and 1997, respectively. There are no individual foreign countries for which sales are material. Long-lived assets in foreign countries consist primarily of property, plant, equipment and excess of cost over fair value of net assets acquired were approximately $135.2 million at December 31, 1999, $13.4 at December 31, 1998 and $528,000 at December 31, 1997. No single customer accounts for 10 percent or more of total company net sales or the net sales of either business segment.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                                                              1999        1998        1997
                                                              ----        ----        ----
                                                                 (DOLLARS IN THOUSANDS)
NET SALES
  Distribution of aftermarket repair products and
     services.............................................  $161,827    $161,737    $147,543
  Manufacturing of polymer products.......................   432,462     244,244     204,970
  Intra-segment elimination...............................   (13,528)    (13,961)    (12,887)
                                                            --------    --------    --------
                                                            $580,761    $392,020    $339,626
                                                            ========    ========    ========
INCOME BEFORE INCOME TAXES
  Distribution of aftermarket repair products and
     services.............................................  $ 17,580    $ 16,043    $ 14,504
  Manufacturing of polymer products.......................    60,742      40,062      30,040
  Corporate...............................................    (8,815)     (6,732)     (6,230)
  Interest expense-net....................................   (15,206)       (888)       (248)
                                                            --------    --------    --------
                                                            $ 54,301    $ 48,485    $ 38,066
                                                            ========    ========    ========
IDENTIFIABLE ASSETS
  Distribution of aftermarket repair products and
     services.............................................  $ 61,726    $ 59,883    $ 53,604
  Manufacturing of polymer products.......................   537,722     211,672     163,130
  Corporate...............................................     3,561      40,543       8,703
  Intra-segment elimination...............................    (2,599)     (5,390)     (1,359)
                                                            --------    --------    --------
                                                            $600,410    $306,708    $224,078
                                                            ========    ========    ========
CAPITAL ADDITIONS, NET
  Distribution of aftermarket repair products and
     services.............................................  $    384    $    234    $    603
  Manufacturing of polymer products.......................    26,728      18,943      16,015
  Corporate...............................................       415         225       2,162
                                                            --------    --------    --------
                                                            $ 27,527    $ 19,402    $ 18,780
                                                            ========    ========    ========
DEPRECIATION
  Distribution of aftermarket repair products and
     services.............................................  $    399    $    493    $    546
  Manufacturing of polymer products.......................    29,212      15,006      10,847
  Corporate...............................................       720         304         275
                                                            --------    --------    --------
                                                            $ 30,331    $ 15,803    $ 11,668
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

                          EMPLOYEE STOCK PURCHASE PLAN

                                    CONTENTS

     Report of Independent Public Accountants for the Myers Industries, Inc. Employee Stock Purchase Plan

     Financial Statements for the Myers Industries, Inc. Employee Stock Purchase
Plan:

          (1) Statements of Assets Available for Plan Benefits as of December 31, 1999 and 1998; and

          (2) Statements of Changes in Assets Available for Plan Benefits for the Years Ended December 31, 1999, 1998 and 1997.

     Notes to Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Myers Industries, Inc. Employee
Stock Purchase Plan Administrator:

     We have audited the accompanying statements of assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 1999 and 1998, and the related statements of changes in assets available for plan benefits for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 1999 and 1998, and the changes in its assets available for plan benefits for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Cleveland, Ohio,
February 9, 2000

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                STATEMENTS OF ASSETS AVAILABLE FOR PLAN BENEFITS
                           DECEMBER 31, 1999 AND 1998

                                                                1999        1998
                                                                ----        ----
Receivable from Trustee
(Myers Industries, Inc.)....................................  $135,691    $108,088
                                                              ========    ========

          STATEMENTS OF CHANGES IN ASSETS AVAILABLE FOR PLAN BENEFITS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           1999         1998         1997
                                                           ----         ----         ----
Contributions:
Participants' contributions beginning of period........  $ 108,088    $  84,839    $  84,687
Participants' contributions during the period..........    463,903      365,794      341,806
                                                         ---------    ---------    ---------
Assets Available for Stock Purchases...................    571,991      450,633      426,493
  Less:
Assets Used for Stock Purchases........................   (436,300)    (342,545)    (341,654)
                                                         ---------    ---------    ---------
Assets Available for Plan Benefits at End of Period....  $ 135,691    $ 108,088    $  84,839
                                                         =========    =========    =========

              See the accompanying notes to financial statements.

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  DESCRIPTION OF PLAN

     The following description of the Myers Industries, Inc. Employee Stock Purchase Plan ("Stock Plan") provides only general information. Participants should refer to the Plan Agreement and Prospectus for the Stock Plan for a more complete description of the Plan's provisions.

     (a) GENERAL. The shareholders of the Company approved the adoption of a nonqualified and a qualified Employee Stock Purchase Plan. The Stock Plan is designed to encourage, facilitate and provide employees with an opportunity to share in the favorable performance of the Company through ownership of the Company's Common Stock. The total number of shares of the Common Stock which may be sold under the Stock Plan is currently limited to 188,176 shares.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the Registrant's independent accountants on accounting and financial disclosure matters within the two-year period ended December 31, 1999, or in any period subsequent to such date.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the directors of the Registrant, see "Election of Directors" on pages 3 through 6 of Registrant's Proxy Statement dated March 15, 2000 ("Proxy Statement"), which is incorporated herein by reference.

     Information about the Executive Officers of Registrant appears in Part I of this Report.

     Disclosures by the Registrant with respect to compliance with Section 16(a) appear on page 8 of the Proxy Statement, and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Executive Compensation and Other Information" on pages 9 through 12 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Principal Shareholders" and "Election of Directors" on page 14, and pages 3 through 6, respectively, of the Proxy Statement, which are incorporated herein by reference.

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

     The following consolidated financial statements of the Registrant appear in
Part II of this Report:

     14. (A)(1) FINANCIAL STATEMENTS

      CONSOLIDATED FINANCIAL STATEMENTS OF MYERS INDUSTRIES, INC. AND
SUBSIDIARIES

        Report of Independent Public Accountants

        Statements of Consolidated Financial Position As Of December 31, 1999 and 1998

        Statements of Consolidated Income For The Years Ended December 31, 1999, 1998 and 1997

        Statements of Consolidated Shareholders' Equity and Comprehensive Income For The Years Ended December 31, 1999, 1998 and 1997

        Statements of Consolidated Cash Flows For The Years Ended December 31, 1999, 1998 and 1997

        Notes to Consolidated Financial Statements For The Years Ended December 31, 1999, 1998 and 1997

       FINANCIAL STATEMENTS FOR THE MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN

        Statements of Assets Available for Plan Benefits As Of December 31, 1999 and 1998

        Statements of Changes in Assets Available for Plan Benefits For The Years Ended December 31, 1999, 1998 and 1997

     14. (A)(2) FINANCIAL STATEMENT SCHEDULES

        Selected Quarterly Financial Data For The Years Ended December 31, 1999 and 1998

     All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

     14. (A)(3) EXHIBITS

        3(a)  MYERS INDUSTRIES, INC. AMENDED AND RESTATED ARTICLES OF
              INCORPORATION.  Reference is made to Exhibit (3)(a) to Form
              10-Q filed with the Commission on May 17, 1999.

        3(b)  MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF
              REGULATIONS.  Reference is made to Exhibit (3)(ii) to Form
              10-Q filed with the Commission on May 14, 1997.

       10(a)  MYERS INDUSTRIES, INC. AMENDED AND RESTATED 1982 INCENTIVE
              STOCK OPTION PLAN.  Reference is made to Exhibit 10(a) to
              Form 10-K filed with the Commission on March 24, 1995.*

       10(b)  MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE
              PLAN. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 24, 1995.

       10(c)  FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND
              OFFICERS. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 24, 1995.*

       10(d) MYERS INDUSTRIES, INC. 1992 STOCK OPTION PLAN. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 24, 1995.*

       10(e)  MYERS INDUSTRIES, INC. DIVIDEND REINVESTMENT AND STOCK
              PURCHASE PLAN.  Reference is made to Exhibit 10(e) to Form
              10-K filed with the Commission on March 24, 1995.

       10(f) MYERS INDUSTRIES, INC. 1997 INCENTIVE STOCK PLAN. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement
              No. 333-90367) filed with the Commission on November 5,
              1999.*

       10(g) MYERS INDUSTRIES, INC. 1999 INCENTIVE STOCK PLAN. Reference is made to Exhibit 10.1 to Form S-8 (Registration Statement
              No. 333-90367) filed with the Commission on November 5,
              1999.*

       10(h)  MILTON I. WISKIND SUPPLEMENTAL COMPENSATION
              AGREEMENT. Reference is made to Exhibit 10 to Form 10-Q filed with the Commission on May 14, 1997.*

       10(i)  MYERS INDUSTRIES, INC. EXECUTIVE SUPPLEMENTAL RETIREMENT
              PLAN. Reference is made to Exhibit 10(h) to Form 10-K filed with the Commission on March 26, 1998.*

       10(j)  LOAN AGREEMENT BETWEEN MYERS INDUSTRIES, INC. AND BANC ONE,
              MICHIGAN, AGENT (F/K/A NBD BANK) DATED AS OF FEBRUARY 3,
              1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on February 19, 1999.

       10(k)  FIRST AMENDMENT TO LOAN AGREEMENT AMONG MYERS INDUSTRIES,
              INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE,
              MICHIGAN, AS AGENT FOR THE LENDERS, DATED AS OF AUGUST 2,
              1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on August 13, 1999.

       10(l)  ANNEX 1 TO FIRST AMENDMENT LOAN AGREEMENT, BEING THE LOAN
              AGREEMENT, AS AMENDED, AMONG MYERS INDUSTRIES, INC., THE
              FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN, AS
              AGENT FOR THE LENDERS, DATED AS OF AUGUST 2,
              1999. Reference is made to Exhibit 10(c) to Form 8-K filed with the Commission on August 13, 1999.

       21     Subsidiaries of the Registrant

       23     Consent of Independent Public Accountants

       27     Financial Data Schedule

---------------

* Indicates executive compensation plan or arrangement.

     14. (B) REPORTS ON FORM 8-K: None

     14. (C) EXHIBITS: See subparagraph 14(A)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         MYERS INDUSTRIES, INC.

Dated: March 28, 2000                                    /s/ GREGORY J. STODNICK
                                                         By: ----------------------------------------------------
                                                             GREGORY J. STODNICK
                                                             Vice President -- Finance and
                                                             Chief Financial Officer

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
/s/ GREGORY J. STODNICK                              Vice President -- Finance and      March 28, 2000
---------------------------------------------------  Chief Financial Officer
GREGORY J. STODNICK                                  (Principal Financial and
                                                     Accounting Officer)

                                                     Director
---------------------------------------------------
KEITH A. BROWN

/s/ KARL S. HAY                                      Director                           March 28, 2000
---------------------------------------------------
KARL S. HAY

                                                     Director
---------------------------------------------------
RICHARD P. JOHNSTON

/s/ STEPHEN E. MYERS                                 President, Chief Executive
---------------------------------------------------  Officer and Director (Principal
STEPHEN E. MYERS                                     Executive Officer)

/s/ RICHARD L. OSBORNE                               Director                           March 28, 2000
---------------------------------------------------
RICHARD L. OSBORNE

/s/ JON H. OUTCALT                                   Director                           March 28, 2000
---------------------------------------------------
JON H. OUTCALT

/s/ SAMUEL SALEM                                     Director                           March 28, 2000
---------------------------------------------------
SAMUEL SALEM

                                                     Director
---------------------------------------------------
EDWIN P. SCHRANK

/s/ MILTON I. WISKIND                                Senior Vice President, Secretary   March 28, 2000
---------------------------------------------------  and Director
MILTON I. WISKIND

                               INDEX OF EXHIBITS

     EXHIBIT NO.

        3(a)  MYERS INDUSTRIES, INC. AMENDED AND RESTATED ARTICLES OF
              INCORPORATION.  Reference is made to Exhibit (3)(a) to Form
              10-Q filed with the Commission on May 17, 1999.

         (b)  MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF
              REGULATIONS.  Reference is made to Exhibit (3)(ii) to Form
              10-Q filed with the Commission on May 14, 1997.

       10(a)  MYERS INDUSTRIES, INC. AMENDED AND RESTATED 1982 INCENTIVE
              STOCK OPTION PLAN.  Reference is made to Exhibit 10(a) to
              Form 10-K filed with the Commission on March 24, 1995.*

         (b)  MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE
              PLAN. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 24, 1995.

         (c)  FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND
              OFFICERS. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 24, 1995.*

         (d) MYERS INDUSTRIES, INC. 1992 STOCK OPTION PLAN. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 24, 1995.*

         (e)  MYERS INDUSTRIES, INC. DIVIDEND REINVESTMENT AND STOCK
              PURCHASE PLAN.  Reference is made to Exhibit 10(e) to Form
              10-K filed with the Commission on March 24, 1995.

         (f) MYERS INDUSTRIES, INC. 1997 INCENTIVE STOCK PLAN. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement
              No. 333-90367) filed with the Commission on November 5,
              1999.*

         (g) MYERS INDUSTRIES, INC. 1999 INCENTIVE STOCK PLAN. Reference is made to Exhibit 10.1 to Form S-8 (Registration Statement
              No. 333-90367) filed with the Commission on November 5,
              1999.*

         (h)  MILTON I. WISKIND SUPPLEMENTAL COMPENSATION
              AGREEMENT. Reference is made to Exhibit 10 to Form 10-Q filed with the Commission on May 14, 1997.*

         (i)  MYERS INDUSTRIES, INC. EXECUTIVE SUPPLEMENTAL RETIREMENT
              PLAN. Reference is made to Exhibit 10(h) to Form 10-K filed with the Commission on March 26, 1998.*

         (j)  LOAN AGREEMENT BETWEEN MYERS INDUSTRIES, INC. AND BANK ONE,
              MICHIGAN, AGENT (F/K/A NBD BANK) DATED AS OF FEBRUARY 3,
              1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on February 19, 1999.

         (k)  FIRST AMENDMENT TO LOAN AGREEMENT AMONG MYERS INDUSTRIES,
              INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE,
              MICHIGAN, AS AGENT FOR THE LENDERS, DATED AS OF AUGUST 2,
              1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on August 13, 1999.

         (l)  ANNEX 1 TO FIRST AMENDMENT LOAN AGREEMENT, BEING THE LOAN
              AGREEMENT, AS AMENDED, AMONG MYERS INDUSTRIES, INC., THE
              FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN, AS
              AGENT FOR THE LENDERS, DATED AS OF AUGUST 2,
              1999. Reference is made to Exhibit 10(c) to Form 8-K filed with the Commission on August 13, 1999.

       21     Subsidiaries of the Registrant

       23     Consent of Independent Public Accountants

       27     Financial Data Schedule

---------------

* Indicates executive compensation plan or arrangement.