Form 10-Q
period 2000-03-31
MYERS INDUSTRIES INC
filed 2000-05-11
CIK 69488

PART 1 — FINANCIAL INFORMATION
NOTES TO FINANCIAL STATEMENTS
(1) Statement of Accounting Policy
(2) Acquisitions
(3) Supplemental Disclosure of Cash Flow Information
4) Segment Information
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      (Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000

or

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

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

      As of April 30, 2000, the number of shares outstanding of the issuer’s Common Stock was:

19,765,007
=========

PART 1 — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

	March 31,	December 31,
ASSETS	2000	1999

CURRENT ASSETS

Cash and temporary cash investments	$5,330,473	$1,094,300

Accounts receivable-less allowances of $3,735,000 and $3,810,000, respectively	123,466,120	115,754,304

Inventories

Finished and in-process products	64,286,368	65,145,885

Raw materials and supplies	18,834,522	19,275,065

	83,120,890	84,420,950

Prepaid expenses	1,509,870	5,721,436

TOTAL CURRENT ASSETS	213,427,353	206,990,990

OTHER ASSETS

Excess of cost over fair value of net assets of companies acquired	189,497,946	196,694,408

Patents and other intangible assets	3,059,341	2,725,345

Other	3,727,173	4,503,381

	196,284,460	203,923,134

PROPERTY, PLANT & EQUIPMENT, AT COST

Land	6,700,466	6,841,222

Buildings and leasehold improvements	63,477,696	62,982,807

Machinery and equipment	241,624,356	238,240,041

	311,802,518	308,064,070

Less allowances for depreciation and amortization	125,297,996	118,568,562

	186,504,522	189,495,508

	$596,216,335	$600,409,632

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2000	1999

CURRENT LIABILITIES

Accounts payable	$50,240,251	$39,620,814

Accrued expenses

Employee compensation	22,411,502	26,963,274

Taxes, other than income taxes	2,404,509	2,086,045

Income taxes	4,604,247	1,326,344

Other	14,039,715	19,773,861

Current portion of long-term debt	13,741,966	12,474,081

TOTAL CURRENT LIABILITIES	107,442,190	102,244,419

LONG-TERM DEBT, less current portion	273,288,754	280,103,906

DEFERRED INCOME TAXES	9,814,505	10,314,490

SHAREHOLDERS’ EQUITY

Serial Preferred Shares (authorized 1,000,000)	0	0

Common Shares, without par value (authorized 60,000,000 shares; outstanding 19,810,525 and 19,987,446, respectively)	12,159,809	12,256,209

Additional paid-in capital	167,196,842	169,508,024

Accumulated other comprehensive income	(25,819,749)	(19,013,675)

Retained income	52,133,984	44,996,259

	205,670,886	207,746,817

	$596,216,335	$600,409,632

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

	March 31,	March 31,
	2000	1999

Net sales	$161,586,409	$126,746,405

Costs and expenses

Cost of sales	104,632,686	79,519,275

Operating expenses	36,984,381	30,183,071

Interest expense, net	5,611,096	2,449,104

Total costs & expenses	147,228,163	112,151,450

Income before income taxes	14,358,246	14,594,955

Income taxes	6,026,000	6,327,000

Net income	$8,332,246	$8,267,955

Net income per common share	$.42	$.41

Dividends per common share	$.06	$.05

Weighted average number of common shares outstanding	19,869,436	20,186,695

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

	March 31,	March 31,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$8,332,246	$8,267,955

Items not affecting use of cash

Depreciation	8,578,720	6,782,805

Amortization of excess of cost over fair value of net assets of companies acquired	2,361,498	1,195,822

Amortization of other intangible assets	57,621	200,120

Cash flow provided by (used for) working capital

Accounts receivable	(9,889,919)	(579,608)

Inventories	343,956	645,252

Prepaid expenses	4,176,729	1,182,872

Accounts payable and accrued expenses	5,953,063	5,385,386

Net cash provided by operating activities	19,913,914	23,080,604

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of business, net of cash acquired	0	(139,214,843)

Additions to property, plant and equipment, net	(7,847,728)	(5,552,743)

Other	(282,772)	(3,106,815)

Net cash used for investing activities	(8,130,500)	(147,874,401)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt proceeds (repayment)	(2,087,489)	75,000,000

Net borrowing (repayment) of credit facility	(1,857,649)	28,908,707

Cash dividends paid	(1,194,521)	(1,101,563)

Proceeds from issuance of common stock	213,351	297,073

Repurchase of common stock	(2,620,933)	0

Net cash provided by (used for) financing activities	(7,547,241)	103,104,217

(DECREASE) INCREASE IN CASH AND

TEMPORARY CASH INVESTMENTS	4,236,173	(21,689,580)

CASH AND TEMPORARY CASH INVESTMENTS

JANUARY 1	1,094,300	34,832,151

CASH AND TEMPORARY CASH INVESTMENTS

MARCH 31	$5,330,473	$13,142,571

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2000

				Accumulative
			Additional	Other
	Comprehensive	Common	Paid-In	Comprehensive	Retained
	Income	Stock	Capital	Income	Income

December 31, 1999		$12,256,209	$169,508,024	($19,013,675)	$44,996,259

Net Income	$8,332,246				8,332,246

Foreign Currency

Translation

Adjustment	(6,806,074)			(6,806,074)

Comprehensive Income	$1,526,172

Common Stock

Issued		18,778	194,573

Purchases for Treasury		(115,178)	(2,505,755)

Dividends					(1,194,521)

March 31, 2000		$12,159,809	$167,196,842	($25,819,749)	$52,133,984

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Statement of Accounting Policy

      The accompanying financial statements include the accounts of Myers Industries, Inc. and subsidiaries (Company), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. It is suggested that these financial statements be read in con-junction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

      In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

(2) Acquisitions

      On February 4, 1999, the Company acquired all of the shares of the entities comprising Allibert Equipement, the material handling division of Sommer Allibert S.A. and acquired Allibert-Contico, LLC, a joint venture between Sommer Allibert and Contico International, Inc. for a total purchase price of approximately $150 million. The acquired businesses have five manufacturing facilities in Europe and one in North America.

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

      The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company’s consolidated financial statements since the dates of acquisition, and the acquisition costs have been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price allocations have been based on estimates with the excess of purchase price over fair value of net assets acquired of approximately $166 million being amortized over lives of 15 to 40 years.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(2)  Acquisitions (Con’t)

      The following unaudited pro-forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisitions had occurred January 1, 1999.

Three Months Ended
(In thousands, except per share)	March 31, 1999

Sales	$153,334

Net Income	9,126

Net Income Per Share	.45

      These unaudited pro-forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have resulted had the combination been in effect on January 1, 1999, or of future results.

(3)  Supplemental Disclosure of Cash Flow Information

      The Company made cash payments for interest expense of $5,077,000 and $1,791,000 for the three months ended March 31, 2000 and 1999, respectively. Cash payments for income taxes were $624,000 and $569,000 for the three months ended March 31, 2000 and 1999.

4)  Segment Information

      The Company’s business units have separate management teams and offer different products and services. Using the criteria of FASB No. 131, these business units have been aggregated into two reportable segments; Distribution of after-market repair products and services and Manufacturing of polymer products. The aggregation of business units is based on management by the chief operating decision maker for the segment as well as similarities of production processes, distribution methods and economic characteristics (e.g. average gross margin and the impact of economic conditions on long-term financial performance).

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

	Three Months Ended
(In Thousands)	March 31,

Net Sales	2000	1999

Distribution of aftermarket repair products and services	$33,965	$34,941

Manufacturing of polymer products	130,643	94,876

Intra-segment elimination	(3,022)	(3,071)

	$161,586	$126,746

Income Before Income Taxes

Distribution of aftermarket repair products and services	$2,857	$3,148

Manufacturing of polymer products	19,718	16,063

Corporate	(2,606)	(2,167)

Interest expense — net	(5,611)	(2,449)

	$14,358	$14,595

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the three months ended March 31, 2000 increased $34.9 million or 27 percent on the strength of higher unit volumes and contributions from acquired companies in our Manufacturing segment. Sales in the Manufacturing segment increased $35.8 million or 38 percent with approximately 80 percent of the increase due to acquired companies not included in the prior year period. Without the impact of acquired companies, sales in the Manufacturing segment increased 8 percent primarily as a result of higher unit volumes. Sales in the Company’s Distribution segment decreased $1 million or 3 percent from the prior year reflecting lower unit volumes.

      Total sales and sales in the Manufacturing segment were reduced $3.4 million by the translation effect of weaker foreign currencies, particularly the Euro, on sales of foreign subsidiaries. Without this reduction, total sales would have increased 30 percent and Manufacturing segment sales would have increased 42 percent compared to the first quarter in 1999. The translation effect also decreased net income for the quarter by $150,000 or $.01 per share.

      Cost of sales increased $25.1 million or 32 percent based on the higher sales levels in the current year period. Gross profit as a percentage of sales declined to 35.2 percent in the current year from 37.3 percent in the first quarter a year ago. The deterioration of gross margin was primarily the result of higher raw material costs experienced in the Manufacturing segment.

      Total operating expenses for the quarter increased $6.8 million or 23 percent from the prior year. This increase reflects the higher selling costs associated with the increase in sales combined with the additional operating expenses of acquired businesses. Expressed as a percentage of sales, operating expenses were 22.9 percent in the current period compared with 23.8 percent in the first quarter a year ago. This improvement in operating expense leverage is principally due to the seasonality of sales for certain acquired businesses that were not included in the prior year period.

      Net interest expense increased $3.2 million to $5.6 million for the quarter ended March 31, 2000 compared with $2.4 million in the prior year. Approximately 28 percent of this increase is due to higher average interest rates with the remainder resulting from the increased borrowing levels from business acquisitions.

      Income taxes as a percent of income before taxes was 42 percent for the quarter ended March 31, 2000 compared with 43.4 percent in the prior year. The lower effective tax rate in 2000 is attributable to a reduction in the relative impact of non-deductible amortization expense combined with a change in the effect of foreign tax rate differences.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Con’t)

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $19.9 million for the three months ended March 31, 2000 compared with $23.1 million for same period in the prior year. Long-term debt decreased by $6.8 million during the quarter and debt as a percentage of total capitalization at March 31, 2000 was 58 percent, virtually unchanged from December 31, 1999. Working capital increased slightly to $106.0 million at March 31, 2000 and the Company’s current ratio was 2.0 to 1.

      Capital expenditures for the three months ended March 31, 2000 were $7.8 million and the Company anticipates total capital expenditures in the range of $30 million to $35 million for the full year. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to fund its capital expenditures and meet its short-term and long-term needs.

PART II — OTHER INFORMATION

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

27		Financial Data Schedule

(c)		Form 8-K

No reports on Form 8-K were filed during the quarter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

5/11/00	By: \s\ Gregory J. Stodnick

Date	Gregory J. Stodnick

Vice President-Finance

Financial Officer (Duly Authorized

Officer and Principal Financial

and Accounting Officer)