Form 10-Q
period 2000-06-30
MYERS INDUSTRIES INC
filed 2000-08-14
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2000

or

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

      As of July 31, 2000, the number of shares outstanding of the issuer’s Common Stock was:

19,614,520
=========

PART 1 — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

	June 30,	December 31,
	2000	1999

ASSETS

CURRENT ASSETS

Cash and temporary cash investments	$1,376,657	$1,094,300

Accounts receivable-less allowances of $3,707,000 and $3,735,000, respectively	119,590,565	115,754,304

Inventories

Finished and in-process products	64,933,273	65,145,885

Raw materials and supplies	19,089,540	19,275,065

	84,022,813	84,420,950

Prepaid expenses	2,065,058	5,721,436

Total Current Assets	207,055,093	206,990,990

OTHER ASSETS

Excess of cost over fair value of net assets of companies acquired	187,670,114	196,694,408

Patents and other intangible assets	2,993,733	2,725,345

Other	3,940,554	4,503,381

	194,604,401	203,923,134

PROPERTY, PLANT & EQUIPMENT, AT COST

Land	6,683,357	6,841,222

Buildings and leasehold improvements	63,435,463	62,982,807

Machinery and equipment	247,760,080	238,240,041

	317,878,900	308,064,070

Less allowances for depreciation and amortization	132,608,378	118,568,562

	185,270,522	189,495,508

	$586,930,016	$600,409,632

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

	June 30,	December 31,
	2000	1999

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$39,964,065	$39,620,814

Accrued expenses

Employee compensation	22,970,984	26,963,274

Taxes, other than income taxes	2,910,949	2,086,045

Income taxes	(617,765)	1,326,344

Other	17,743,582	19,773,861

Current portion of long-term debt	15,683,037	12,474,081

Total Current Liabilities	98,654,852	102,244,419

LONG-TERM DEBT, less current portion	267,667,009	280,103,906

DEFERRED INCOME TAXES	10,043,380	10,314,490

SHAREHOLDERS’ EQUITY

Serial Preferred Shares (authorized 1,000,000)	0	0

Common Shares, without par value (authorized 60,000,000 shares; outstanding 19,653,906 and 19,987,446, respectively)	12,053,806	12,256,209

Additional paid-in capital	165,343,610	169,508,024

Accumulated other comprehensive income	(25,839,687)	(19,013,675)

Retained income	59,007,046	44,996,259

	210,564,775	207,746,817

	$586,930,016	$600,409,632

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED INCOME

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED

	June 30,	June 30,	June 30,	June 30,
	2000	1999	2000	1999

Net sales	$166,235,127	$147,643,051	$327,821,536	$274,389,456

Costs and expenses

Cost of sales	109,100,449	93,491,543	213,733,136	173,010,818

Operating expenses	37,950,559	35,041,970	74,934,940	65,225,041

Interest , net	5,285,630	3,307,511	10,896,725	5,756,615

Total costs & expenses	152,336,638	131,841,024	299,564,801	243,992,474

Income before income taxes	13,898,489	15,802,027	28,256,735	30,396,982

Income taxes	5,840,000	6,635,000	11,866,000	12,962,000

Net income	$8,058,489	$9,167,027	$16,390,735	$17,434,982

Net income per Common Share	$.41	$.45	$.83	$.86

Dividends per Common Share	$.06	$.05	$.12	$.10

Weighted average number of Common Shares outstanding	19,746,607	20,222,419	19,807,664	20,205,596

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

	June 30,	June 30,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$16,390,735	$17,434,982

Items not affecting use of cash

Depreciation	17,272,381	13,074,874

Amortization of excess of cost over fair value of net assets of companies acquired	4,287,940	2,712,507

Amortization of other intangible assets	363,727	300,319

Cash flow provided by (used for) working capital

Accounts receivable	(6,316,133)	(10,581,399)

Inventories	(722,841)	83,199

Prepaid expenses	3,614,934	1,177,690

Accounts payable and accrued expenses	(4,549,798)	(268,962)

Net cash provided by operating activities	30,340,945	23,933,210

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of business, net of cash acquired	(404,137)	(149,225,489)

Additions to property, plant and equipment, net	(14,935,070)	(11,696,148)

Other	(763,530)	261,181

Net cash used for investing activities	(16,102,737)	(160,660,456)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt proceeds (repayment)	(4,000,000)	75,000,000

Net borrowing (repayment) of credit facility	(3,209,085)	40,786,013

Cash dividends paid	(2,379,948)	(2,205,320)

Proceeds from issuance of common stock	500,605	823,606

Repurchase of common stock	(4,867,423)	0

Net cash provided by (used for) financing activities	(13,955,851)	114,404,299

(DECREASE) INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS	282,357	(22,322,947)

CASH AND TEMPORARY CASH INVESTMENTS JANUARY 1	1,094,300	34,832,151

CASH AND TEMPORARY CASH INVESTMENTS JUNE 30	$1,376,657	$12,509,204

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000

				Accumulative
			Additional	Other
	Comprehensive	Common	Paid-In	Comprehensive	Retained
	Income	Stock	Capital	Income	Income

December 31, 1999		$12,256,209	$169,508,024	($19,013,675)	$44,996,259

Net Income	$16,390,735				16,390,735

Foreign Currency

Translation Adjustment	(6,826,012)			(6,826,012)

Comprehensive Income	$9,564,723

Common Stock Issued		25,460	475,146

Purchases for Treasury		(227,863)	(4,639,560)

Dividends					(2,379,948)

June 30, 2000		$12,053,806	$165,343,610	($25,839,687)	$59,007,046

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

      In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the six months ended June 30, 2000 and 1999.

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

	Three Months Ended	Six Months Ended
(In thousands, except per share)	June 30, 1999	June 30, 1999

Sales	$165,252	$315,586

Net Income	9,492	18,618

Net Income Per Share	.47	.92

      These unaudited pro-forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have resulted had the combination been in effect on January 1, 1999, or of future results.

(3) Supplemental Disclosure of Cash Flow Information

      The Company made cash payments for interest expense of $5,082,000 and $2,207,000 for the three months ended June 30, 2000 and 1999, respectively. Cash payments for interest were $10,159,000 and $3,785,000 for the six months ended June 30, 2000 and 1999. Cash payments for income taxes totaled $9,949,000 and $10,639,000 for the three months ended June 30, 2000 and 1999. Cash payments for income taxes were $10,573,000 and $12,457,000 for the six months ended June 30, 2000 and 1999.

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

	Three Months Ended		Six Months Ended
(In Thousands)	June 30,		June 30,

	2000	1999	2000	1999

Net Sales

Distribution of aftermarket repair products and services	$40,564	$41,870	$74,530	$76,811

Manufacturing of polymer products	129,253	109,310	259,977	204,186

Intra-segment elimination	(3,582)	(3,537)	(6,685)	(6,608)

	$166,235	$147,643	$327,822	$274,389

Income Before Income Taxes

Distribution of aftermarket repair products and services	$3,593	$4,271	$6,450	$7,419

Manufacturing of polymer products	18,064	17,468	37,757	33,531

Corporate	(2,473)	(2,629)	(5,053)	(4,796)

Interest expense — net	(5,286)	(3,308)	(10,897)	(5,757)

	$13,898	$15,802	$28,257	$30,397

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the quarter ended June 30, 2000 increased $18.6 million or 13 percent as higher sales in the Manufacturing segment offset a decline in Distribution segment sales. In total, sales in the Manufacturing segment increased $20 million or 18 percent while sales in the Distribution segment were down 3 percent from the prior year quarter. The increase in sales for the Manufacturing segment was primarily due to the impact of acquired companies not included in the prior year period. Excluding the contribution from these acquisitions, manufacturing sales increased 2 percent for the quarter and total net sales would have increased 1 percent. For the six months ended June 30, 2000, net sales increased $53.4 million or 20 percent compared with the same period in 1999. On a segment basis, sales in the Distribution segment were down 3 percent reflecting lower unit volumes while sales in the Manufacturing segment increased $55.8 million or 27 percent based on an increase of 4 percent in existing business units combined with the impact of acquired companies.

      Total sales and Manufacturing segment sales were also negatively impacted by the translation effect of weaker foreign currencies, particularly the Euro, on sales of foreign businesses. As a result, total sales and Manufacturing segment sales were reduced $4.5 million for the quarter and $8.0 million for the six month period ended June 30, 2000. Without the translation effect and excluding the impact of acquired businesses, total sales would have increased 4 percent for the quarter and 5 percent for the six months, and Manufacturing segment sales would have increased 7 percent for the quarter and 8 percent for the six months.

      Cost of sales increased $15.6 million or 17 percent for the quarter ended June 30, 2000 and $40.7 million or 24 percent for the six month period. Expressed as a percentage of sales, gross profit fell to 34.4 percent in the quarter and 34.8 percent for the six months ended June 30, 2000 compared with 36.7 percent for the quarter and 36.9 percent for the six month period in 1999. For both the quarter and year-to-date periods this reduction in gross margin was the result of significantly higher raw material costs, primarily plastic resins, used in the Company’s Manufacturing businesses. These plastic resin costs have, on the average, increased more than 50 percent in the current year compared with the same periods in 1999.

      Total operating expenses increased $2.9 million or 8 percent for the quarter and $9.7 million or 15 percent for the six months ended June 30, 2000 compared with the same periods in 1999. These increases primarily reflect the additional operating costs of acquired companies. Operating expenses, expressed as a percentage of sales, declined to 22.8 percent in the quarter and 22.8 percent for the six months ended June 30, 2000 compared to 23.7 percent for the quarter and 23.8 percent for the six month period last year. This improvement in operating leverage is principally due to the seasonality of sales for certain acquired businesses that were not included in the prior year periods.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Con’t)

      Net interest expense increased $2 million or 60 percent for the quarter and $5.1 million or 89 percent for the six months ended June 30, 2000. The increased interest expense is primarily due to substantially higher borrowing levels resulting from business acquisitions combined with higher average interest rates in the current year.

      Income taxes as a percent of income before taxes was 42 percent for the both the quarter and six months ended June 30, 2000 compared with 42 percent for the quarter and 42.6 percent in the six month period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $30.3 million for the six months ended June 30, 2000 compared with $23.9 million for same period in the prior year. Long-term debt was reduced $12.4 million from December 31, 1999 and debt as a percentage of total capitalization was 57 percent at June 30, 2000. Working capital increased from $104.7 million at December 31, 1999 to $108.4 million at June 30, 2000.

      Capital expenditures for the six months ended June 30, 2000 were $14.9 million and are anticipated to be in the range of $35 million to $40 million for the full year. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

PART II — OTHER INFORMATION

MYERS INDUSTRIES, INC.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on April 18, 2000, And the following matters were voted on at that meeting.

1. The election nine Directors were voted upon. All of the Directors nominated were elected. The results of this voting are as follows:

		Votes
Name of Director	Votes for	Withheld
Stephen E. Myers	17,184,981	177,410

Milton I. Wiskind	17,168,183	194,208

Edwin P. Schrank	17,177,993	184,398

Karl S. Hay	17,029,190	333,201

Richard P. Johnston	17,180,279	182,112

Richard Osborne	17,184,377	178,014

Jon H. Outcalt	17,168,334	194,057

Samuel Salem	17,153,286	209,105

Keith A. Brown	17,184,880	177,511

Michael Kane	17,018,603	343,786

Edward Kissel	17,076,304	286,087

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

8/14/00	By: \s\ Gregory J. Stodnick

Date	Gregory J. Stodnick Vice President-Finance Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)