Form 10-Q
period 2000-09-30
MYERS INDUSTRIES INC
filed 2000-11-13
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to _____________________

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
No ____.

Applicable Only to Issuers Involved in Bankruptcy
Proceedings During the Preceding Five Years

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___. No ____.

      As of October 31, 2000, the number of shares outstanding of the issuer’s Common Stock was:

21,588,136

PART 1 — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

	September 30,	December 31,
ASSETS	2000	1999

CURRENT ASSETS

Cash and temporary cash investments	$6,013,935	$1,094,300

Accounts receivable-less allowances of $3,572,200 and $3,707,000, respectively	116,672,667	115,754,304

Inventories

Finished and in-process products	67,772,307	65,145,885

Raw materials and supplies	20,299,546	19,275,065

	88,071,853	84,420,950

Prepaid expenses	1,595,680	5,721,436

TOTAL CURRENT ASSETS	212,354,135	206,990,990

OTHER ASSETS

Excess of cost over fair value of net assets of companies acquired	178,918,399	196,694,408

Patents and other intangible assets	2,813,393	2,725,345

Other	4,008,643	4,503,381

	185,740,435	203,923,134

PROPERTY, PLANT & EQUIPMENT, AT COST

Land	6,453,690	6,841,222

Buildings and leasehold improvements	63,144,227	62,982,807

Machinery and equipment	250,601,747	238,240,041

	320,199,664	308,064,070

Less allowances for depreciation and amortization	138,469,304	118,568,562

	181,730,360	189,495,508

	$579,824,930	$600,409,632

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2000	1999

CURRENT LIABILITIES

Accounts payable	$42,907,203	$39,620,814

Accrued expenses

Employee compensation	23,858,687	26,963,274

Taxes, other than income taxes	2,799,756	2,086,045

Income taxes	(2,960,438)	1,326,344

Other	18,271,634	19,773,861

Current portion of long-term debt	14,115,182	12,474,081

TOTAL CURRENT LIABILITIES	98,992,024	102,244,419

LONG-TERM DEBT, less current portion	267,872,452	280,103,906

DEFERRED INCOME TAXES	9,983,938	10,314,490

SHAREHOLDERS’ EQUITY

Serial Preferred Shares (authorized 1,000,000)	0	0

Common Shares, without par value (authorized 60,000,000 shares; outstanding 21,575,452 and 21,986,191, respectively)	13,225,950	12,256,209

Additional paid-in capital	189,618,936	169,508,024

Accumulated other comprehensive income	(34,741,059)	(19,013,675)

Retained income	34,872,689	44,996,259

	202,976,516	207,746,817

	$579,824,930	$600,409,632

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED INCOME

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2000	1999	2000	1999

Net sales	$153,542,047	$139,768,838	$481,368,864	$414,158,294

Costs of Sales	105,726,403	91,513,996	319,464,820	264,524,814

Gross Profit	47,815,644	48,254,842	161,904,044	149,633,480

Operating Expenses	36,830,601	36,113,558	111,765,543	101,338,599

Operating Income	10,985,043	12,141,284	50,138,501	48,294,881

Interest Expense	5,580,634	4,482,515	16,477,357	10,239,130

Income Before Income Taxes	5,404,409	7,658,769	33,661,144	38,055,751

Income Taxes	2,255,000	3,692,000	14,121,000	16,654,000

Net Income	$3,149,409	$3,966,769	$19,540,144	$21,401,751

Net income per Common Share*	$.15	$.18	$.90	$.96

Dividends per Common Share*	$.06	$.055	$.17	$.155

Weighted average number of Common Shares outstanding*	21,586,543	22,267,296	21,724,589	22,239,280

*	Adjusted for a ten percent stock dividend in August, 2000.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

	Sept. 30,	Sept. 30,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$19,540,144	$21,401,751

Items not affecting use of cash

Depreciation	25,955,460	22,580,451

Amortization of excess of cost over fair value of net assets of companies acquired	6,495,338	4,848,285

Amortization of other intangible assets	583,084	564,265

Cash flow provided by (used for) working capital

Accounts receivable	(6,681,771)	(6,742,146)

Inventories	(6,147,712)	(3,516,617)

Prepaid expenses	4,071,817	815,065

Accounts payable and accrued expenses	(81,255)	(5,019,109)

Net cash provided by operating activities	43,735,105	34,931,945

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of business, net of cash acquired	(404,137)	(207,002,970)

Additions to property, plant and equipment, net	(22,686,658)	(18,516,824)

Other	(946,660)	364,261

Net cash used for investing activities	(24,037,455)	(225,155,533)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt proceeds (repayment)	(6,000,000)	75,000,000

Net borrowing (repayment) of credit facility	(203,631)	90,709,869

Cash dividends paid	(3,674,475)	(3,420,119)

Proceeds from issuance of common stock	631,589	1,014,748

Repurchase of common stock	(5,531,498)	0

Net cash provided by financing activities	(14,778,015)	163,304,498

(DECREASE) INCREASE IN CASH AND

TEMPORARY CASH INVESTMENTS	4,919,635	(26,919,090)

CASH AND TEMPORARY CASH INVESTMENTS

JANUARY 1	1,094,300	34,832,151

CASH AND TEMPORARY CASH INVESTMENTS

SEPTEMBER 30	$6,013,935	$7,913,061

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

				Accumulative
			Additional	Other
	Comprehensive	Common	Paid-In	Comprehensive	Retained
	Income	Stock	Capital	Income	Income

December 31, 1999		$12,256,209	$169,508,024	($19,013,675)	$44,996,259

Net Income	$19,540,144				19,540,144

Foreign Currency Translation Adjustment	(15,727,384)			(15,727,384)

Comprehensive Income	$3,812,760

Common Stock Issued		34,191	597,398

Purchases for Treasury		(260,620)	(5,270,878)

10% Stock Dividend		1,196,170	24,784,392		(25,989,239)

Dividends					(3,674,475)

September 30, 2000		$13,225,950	$189,618,936	($34,741,059)	$34,872,689

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(1)	Statement of Accounting Policy

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

      In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999.

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

	Three Months Ended	Nine Months Ended
(In thousands, except per share)	September 30, 1999	September 30, 1999

Sales	$143,219	$458,805

Net Income	3,367	21,985

Net Income Per Share	.15	.99

      These unaudited pro-forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have resulted had the combination been in effect on January 1, 1999, or of future results.

(3)	Supplemental Disclosure of Cash Flow Information

      The Company made cash payments for interest expense of $5,846,000 and $4,290,000 for the three months ended September 30, 2000 and 1999, respectively. Cash payments for interest were $16,005,000 and $9,370,000 for the nine months ended September 30, 2000 and 1999. Cash payments for income taxes totaled $4,365,000 and $8,330,000 for the three months ended September 30, 2000 and 1999. Cash payments for income taxes were $14,938,000 and $23,803,000 for the nine months ended September 30, 2000 and 1999.

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

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30,		September 30,

Net Sales	2000	1999	2000	1999

Distribution of aftermarket repair products and services	$41,737	$41,759	$116,267	$118,570

Manufacturing of polymer products	115,311	101,620	375,288	305,806

Intra-segment elimination	(3,506)	(3,610)	(10,186)	(10,218)

	$153,542	$139,769	$481,369	$414,158

Income Before Income Taxes
Distribution of aftermarket repair products and services	$4,276	$4,237	$10,726	$11,656

Manufacturing of polymer products	9,152	9,160	46,909	42,691

Corporate	(2,443)	(1,256)	(7,497)	(6,052)

Interest expense-net	(5,581)	(4,482)	(16,477)	(10,239)

	$5,404	$7,659	$33,661	$38,056

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the quarter ended September 30, 2000 increased $13.8 million or 10 percent on the strength of increased sales in the Manufacturing segment while sales in the Distribution segment were virtually unchanged. Sales in the Manufacturing segment increased $13.7 million or 13 percent primarily as a result of increased volume combined with the impact of acquired companies not included in the prior year period. Excluding the contribution of these acquisitions, Manufacturing sales increased 9 percent for the quarter and total net sales increased 7 percent. For the nine months ended September 30, 2000, net sales increased $67.2 million or 16 percent compared with the same period in 1999. On a segment basis, sales in the Distribution segment are down 2 percent for the nine month period while sales in the Manufacturing segment increased $69.5 million or 23 percent based on an increase of 6 percent for existing business units combined with impact of acquired companies.

      Total sales and Manufacturing segment sales were also negatively impacted by the translation effect of weaker foreign currencies, particularly the Euro, on sales of foreign businesses. As a result, total sales and Manufacturing segment sales were reduced $5.1 million for the quarter and $13.1 million for the nine month period ended September 30, 2000. Without the translation effect and excluding the impact of acquired businesses, total sales would have increased 10 percent for the quarter and 7 percent for the nine months, and Manufacturing segment sales would have increased 14 percent for the quarter and 10 percent for the nine months.

      Cost of sales increased $14.2 million or 15 percent for the quarter ended September 30, 2000 and $54.9 million or 21 percent for the nine month period. Expressed as a percentage of sales, gross profit fell to 31.1 percent in the quarter and 33.6 percent for the nine months ended September 30, 2000 compared with 34.5 percent for the quarter and 36.1 percent for the nine month period in 1999. For both the quarter and year-to-date periods this reduction in gross margin was the result of significantly higher raw material costs, primarily plastic resins, used in the Company’s Manufacturing businesses.

      Total operating expenses increased $0.7 million or 2 percent for the quarter and $10.4 million or 10 percent for the nine months ended September 30, 2000 compared with the same periods in 1999. These increases primarily reflect the additional operating costs of acquired companies. Operating expenses, expressed as a percentage of sales, declined to 24.0 percent in the quarter and 23.2 percent for the nine months ended September 30, 2000 compared to 25.8 percent for the quarter and 24.5 percent for the nine month period last year. This improvement in operating leverage is principally due to on-going cost control programs and improved fixed expense coverage from increased sales.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Con’t)

      Net interest expense increased $1.1 million or 24 percent for the quarter and $6.2 million or 61 percent for the nine months ended September 30, 2000. The increased interest expense is primarily due to higher borrowing levels resulting from business acquisitions combined with higher average interest rates in the current year.

      Income taxes as a percent of income before taxes was 41.7 percent for the quarter and 42 percent for the nine months ended September 30, 2000 compared with 48.9 percent for the quarter and 43.7 percent in the nine month period in 1999. The higher tax rate in 1999 is attributable to the impact of non-deductible amortization expense combined with foreign tax rate differences.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $43.7 million for the nine months ended September 30, 2000 compared with $34.9 million for same period in the prior year. Long-term debt at September 30, 2000 was reduced $12.2 million from December 31, 1999 and debt as a percentage of total capitalization was 58 percent at September 30, 2000. Working capital increased from $104.7 million at December 31, 1999 to $113.4 million at September 30, 2000.

      Capital expenditures for the nine months ended September 30, 2000 were $22.7 million and are anticipated to be in the range of $35 million to $40 million for the full year. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

PART II — OTHER INFORMATION

MYERS INDUSTRIES, INC.

Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
	27	Financial Data Schedule
	(c)	Form 8-K
No Reports on Form 8-K were filed during the quarter

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

11/13/00	By: /s/ Gregory J. Stodnick

Date	Gregory J. Stodnick

Vice President-Finance

Financial Officer (Duly Authorized

Officer and Principal Financial

and Accounting Officer)