Form 10-K
period 2000-12-31
MYERS INDUSTRIES INC
filed 2001-03-30
CIK 69488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001: $239,801,675. Indicate the number of shares outstanding of registrant's common stock as of February 28, 2001: 21,604,583 Shares of Common Stock, without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's Notice of 2001 Annual Meeting and Proxy Statement, dated March 21, 2001, in Part III (Items 10, 11, 12 and 13)


                              CROSS REFERENCE SHEET

                 PURSUANT TO FORM 10-K GENERAL INSTRUCTION G(4)


    PART/ITEM                         FORM 10-K HEADING                                   REFERENCE MATERIAL
    ---------                         -----------------                                   ------------------



      III/10        Directors and Executive Officers of the Registrant . . . . .          Proxy Statement(1)
                                                                                          pages 3 through 7



      III/11        Executive Compensation . . . . . . . . . . . . . . . . . . .          Proxy Statement
                                                                                          pages 9 through 13



      III/12        Security Ownership of Certain Beneficial Owners                       Proxy Statement
                    and Management . . . . . . . . . . . . . . . . . . . . . . .          pages 3 through 7,
                                                                                          page 11, and page 17



      III/13        Certain Relationships and Related Transactions . . . . . . .          Proxy Statement
                                                                                          page 8



--------------------
(1) Registrant's Notice of 2001 Annual Meeting of Shareholders and Proxy
    Statement

                                     PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

         In 2000, Myers Industries, Inc. (Company) achieved record sales for the ninth straight year, but net income fell below 1999 levels and ended a four year run of record earnings.

         Net sales for the fourth quarter were $171.3 million, up three percent from the same period last year. Net income was $4.5 million down 54 percent from $9.8 million in 1999, and net income per share was $.21 down 52 percent from $.44 per share last year.

         For the year, net sales were $652.7 million, an increase of 12 percent over the $580.8 million reported in 1999. Net income for the year was $24.0 million, down 23 percent from $31.2 million in 1999, and net income per share was $1.11, a 21 percent decrease from the $1.41 earned in 1999.

         Both the fourth quarter and full year net income figures reflect a $1.9 million after tax restructuring charge, or $.09 per share, related to the closing of a manufacturing facility.

         In October 2000, the Company acquired R.B. Manufacturing Company, a Sandusky, Ohio Manufacturer of material handling carts and Best Plastics, Inc., a Cassopolis, Michigan manufacturer of vacuum formed and rotational molded plastic products for the recreational vehicle, automotive, industrial and agriculture industries.


(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.


(C) DESCRIPTION  OF BUSINESS

         The Company conducts its business activities in two segments, Manufacturing and Distribution. For the fiscal year ended December 31, 2000, the Manufacturing Segment generated approximately 76% of sales, while the Distribution Segment contributed approximately 24% of sales.

         Our Manufacturing Segment designs, manufactures, and markets a variety of plastic and rubber products, ranging from plastic material handling containers and storage boxes to rubber OEM parts and tire repair materials. These products are made through a variety of molding processes in 25 facilities located throughout North America and Europe.

         Our Distribution Segment is engaged in the distribution of tools, equipment, and supplies used for tire and wheel service and automotive underbody repair. The Distribution Segment operates through 42 branches located in major cities throughout the United States and in foreign countries through export and businesses in which we hold an equity interest.

         Our Manufacturing Segment

         In our Manufacturing Segment, we design, manufacture, and market more than 11,000 products from plastic and rubber. We currently operate 18 manufacturing facilities in the United States, six in Western Europe and one in Canada. Our manufactured plastic and rubber products are sold nationally and internationally by a direct sales force and through independent sales representatives.

         KEY MANUFACTURED PRODUCT AREAS
         "        Reusable Plastic Material Handling Containers
         "        Plastic Planters
         "        Plastic Storage & Organization Products
         "        Plastic Storage Tanks
         "        Plastic and Metal Material Handling Carts
         "        Rubber OEM & Replacement Parts
         "        Tire Repair & Retreading Products
         "        Custom Rubber Sheet Stock
         "        Reflective Highway Marking Products

         PRODUCT BRANDS
         "        Buckhorn
         "        Akro-Mils
         "        Allibert Equipement
         "        Ameri-Kart
         "        Buckhorn Rubber
         "        Dillen
         "        Listo
         "        Patch Rubber
         "        raaco

         MANUFACTURING CAPABILITIES
         "        Plastic & Rubber Injection Molding
         "        Compression Molding
         "        Winding Extrusion
         "        Vacuum Forming
         "        Rotational Molding
         "        Rubber Compounding & Calendering
         "        Rubber-to-Metal Bonding

         REPRESENTATIVE MARKETS
         "        Agriculture
         "        Automotive
         "        Chemical
         "        Construction
         "        Consumer
         "        Food Processing & Distribution
         "        General Industrial
         "        Healthcare
         "        Horticulture
         "        Marine/Watercraft
         "        Recreational Vehicle
         "        Telecommunications
         "        Tire Repair & Retread
         "        Transportation
         "        Waste Collection
         "        Water Control

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

         For consumers, we adapt storage solutions for industry to home and office settings. Our popular KeepBox(TM) containers help consumers organize everything from holiday decorations to school supplies. Storage organizers and cabinets provide efficient storage for small items and accessories in the home workshop or at the office. Hobbyists and craftsmen use our popular CraftDesign(TM) products for efficient, portable storage of craft, sewing, and art supplies.

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

         From seals for water supply lines to hood latches and air hose assemblies for trucks, our engineered, molded OEM and replacement parts meet precise specifications for the waterworks, agriculture, transportation, and civil construction industries. Specialized manufacturing expertise enables us to create a range of specific-performance custom rubber products, including rubber-to-metal bonded items used in marine and maintenance equipment, watercontrol, and environmental applications.

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

Another of our custom sheet stocks is used as the base material to produce the world's top-selling line of golf grips, "Golf Pride(R)"

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

         Our Distribution Segment

         In our Distribution Segment, we are the largest distributor of tools, equipment, and supplies to tire, wheel, and automotive underbody service specialists in the United States. We buy and sell nearly 10,000 different tool, equipment, and supply items ranging from computerized alignment systems and tire balancers to tire patches, repair cement, and small hand tools

         KEY DISTRIBUTION PRODUCTS
         "        Tire Valves & Accessories
         "        Tire Changing & Balancing Equipment
         "        Lifts & Alignment Equipment
         "        Service Equipment & Tools
         "        Tire Repair/Retread Equipment & Supplies

         PRODUCT BRAND
         "        Myers Tire Supply

         CAPABILITIES
         "        Local Sales & Inventory
         "        International Distribution
         "        Broad Sales Coverage
         "        Personalized Service
         "        Customer Product Training
         "        National Accounts
         "        67 Years of Expertise in Tire Repair & Retreading

         REPRESENTATIVE MARKETS
         "        Retail Tire Dealers
         "        Truck Tire Dealers
         "        Auto Dealers
         "        Commercial Auto & Truck Fleets
         "        Tire Retreaders
         "        General Repair Facilities

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

         An essential element of our success in the Distribution segment is our 180 sales representatives, who deliver personalized service on a local level. Customers rely on Myers" sales representatives to introduce the latest tools and technologies and provide training in new product features and applications. Representatives also teach the proper use of diagnostic equipment, and present on-site workshops demonstrating industry approved techniques for tire repair and undercar service.

         COMPETITION

         Competition in the Manufacturing business is substantial and varied in form and size from manufacturers of similar products and of other products which can be readily substituted for those produced by the Company. Competition in the Distribution business is generally from local and regional businesses.

         EMPLOYEES

         As of December 31, 2000 the Company had a total of 4,383 full-time and part-time employees. Of these employees, 3,637 were engaged in the Manufacturing business, 647 were employed in the Distribution business and 99 were employed at the Company's Corporate offices. Approximately 10% of the Company's employees are members of unions, however, in certain countries in which the Company operates union membership is not known due to confidentiality laws. The Company believes it has a good relationship with its union employees.

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

ITEM 2. PROPERTIES

         The following table sets forth by segment certain information with respect to properties owned by the Registrant:




                                  DISTRIBUTION


                                                 APPROXIMATE       APPROXIMATE
                                                    FLOOR              LAND
                                                    SPACE              AREA
               PLANT LOCATION                   (SQUARE FEET)         (ACRES)                   USE
               --------------                   -------------         -------                   ---


Akron, Ohio................                       129,000                 8            Executive offices and warehousing
Akron, Ohio................                        60,000                 5            Warehousing

Akron, Ohio................                        31,000                 2            Warehousing
Pomona, California.........                        17,700                 1            Sales and distribution
Englewood, Colorado........                         9,500                 1            Sales and distribution
San Antonio, Texas.........                         4,500                 1            Sales and distribution
Phoenix, Arizona...........                         8,200                 1            Sales and distribution
Akron, Ohio................                         8,000                 1            Leased to non-affiliated party
Houston, Texas.............                         7,900                 1            Sales and distribution
Indianapolis, Indiana......                         7,800                 2            Sales and distribution
Cincinnati, Ohio...........                         7,500                 1            Sales and distribution
York, Pennsylvania.........                         7,400                 3            Sales and distribution
Atlanta, Georgia...........                         7,000                 1            Sales and distribution
Minneapolis, Minnesota.....                         5,500                 1            Sales and distribution
Charlotte, North Carolina..                         5,100                 1            Sales and distribution
Syracuse, New York.........                         4,800                 1            Sales and distribution
Franklin Park, Illinois....                         4,400                 1            Sales and distribution

                                  MANUFACTURING
Gaillon, France............                        500,000                23           Manufacturing and distribution
Middlefield, Ohio..........                        400,000                24           Manufacturing and distribution
Nykobing, Falster Denmark..                        227,000                68           Manufacturing and distribution
Springfield, Missouri......                        227,000                19           Manufacturing and distribution
Dawson Springs, Kentucky...                        209,000                36           Manufacturing and distribution
Wadsworth, Ohio............                        197,000                23           Manufacturing and distribution
Hannibal, Missouri.........                        196,000                10           Manufacturing and distribution
Sparks, Nevada.............                        185,000                11           Manufacturing and distribution
Bluffton, Indiana..........                        175,000                17           Manufacturing and distribution
Roanoke Rapids, N. Carolina                        172,000                20           Manufacturing and distribution
Shelbyville, Kentucky......                        160,000                 8           Manufacturing and distribution
Sandusky, Ohio.............                        155,000                 8           Manufacturing and distribution
Bristol, Indiana...........                        139,000                12           Manufacturing and distribution
Akron, Ohio................                        121,000                17           Manufacturing and distribution
Gloucester, England........                        118,000                 3           Manufacturing and distribution
Dayton, Ohio...............                         85,000                 5           Manufacturing and distribution
Palua De Plegamans, Spain..                         85,000                 7           Manufacturing and distribution
Prunay, France.............                         71,000                 4           Manufacturing and distribution
Goddard, Kansas............                         62,000                 7           Manufacturing and distribution
Santa Perpetua De Mogoda,                           61,000                 3           Manufacturing and distribution
Spain......................
Fostoria, Ohio.............                         50,000                 3           Manufacturing and distribution
Akron, Ohio................                         49,000                 6           Manufacturing and distribution
Surrey, B.C., Canada.......                         42,000                 3           Manufacturing and distribution


Ontario, California........                         40,000                 2           Distribution and warehousing
Mebane, North Carolina.....                         30,000                 5           Manufacturing and distribution

The following table sets forth by segment certain information with respect to facilities leased by the Registrant:



                                               APPROXIMATE   EXPIRATION DATE
                                               FLOOR SPACE      OF LEASE                          USE
              LOCATION                          (SQUARE         --------                          ---
              --------                          --------
                                                  FEET)
                                                  -----

                                                      MANUFACTURING



Cassopolis, Michigan...                            210,000  October 31, 2005              Manufacturing and distribution
Orbassano, Italy.......                              3,000  December 31, 2001             Sales and distribution
Wielselberg, Austria...                              6,000  December 31, 2001             Sales and distribution
Stanton, Harcourt,                                  12,000  December 31, 2001             Sales and distribution
England................
Maia, Portugal.........                             13,000  November 25, 2001             Sales and distribution
Nivelles, Belgium......                             14,000  March 14, 2006                Sales and distribution
Pianezza, Italy........                             17,000  December 31, 2001             Sales and distribution
Milford, Ohio..........                             22,000  August 31, 2001               Sales and distribution
Nanterre Cedex, France.                             25,000  April 30, 2008                Administration and sales
Brampton, Ontario,.....                             43,000  September 30, 2005            Sales and distribution
Canada.................
Mulheim, Germany.......                             54,000  December 31, 2005             Sales and distribution
Droitwich, England.....                             73,000  December 31, 2002             Sales and distribution

----------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2000, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

                                      YEARS AS
         NAME               AGE   EXECUTIVE OFFICER        TITLE
         ----               ---   -----------------        -----


Stephen E. Myers.........    57         28         President and Chief Executive
                                                   Officer

Milton I. Wiskind........    75         29         Senior Vice President and
                                                   Secretary

Gregory J. Stodnick......    58         21         Vice President -- Finance

Jean-Paul Lesage.........    56         1          Vice President

         Each executive officer has been principally employed in the capacities shown or similar ones with the Registrant for over the past five years except for Mr. Lesage who is employed by Allibert Equipment S.A., a French corporation acquired by the Company in February 1999. Mr. Lesage became an officer of the Company on June 30, 2000. Prior to the acquisition Mr. Lesage was employed in a similar capacity as Director General of Allibert Equipment S.A., a subsidiary of Sommer Allibert S.A.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 2000 was 2,165. High and low stock prices and dividends for the last two years were:


                                  2000                                            SALES PRICE              DIVIDENDS
                                  ----                                            -----------              ---------

                              QUARTER ENDED                                     HIGH         LOW              PAID
                              -------------                                     ----         ---              ----

         March 31..................................                            14.55         10.63            .055

         June 30...................................                            13.01          9.77            .055

         September 30..............................                            14.25         10.00            .06

         December 31...............................                            14.75          9.63            .06



                                   1999                                           SALES PRICE              DIVIDENDS
                                   ----                                           -----------              ---------

                              QUARTER ENDED                                     HIGH         LOW              PAID
                              -------------                                     ----         ---              ----

         March 31..................................                            25.00        15.70             .045

         June 30...................................                            20.40        16.43             .045

         September 30..............................                            20.66        15.79             .055

         December 31...............................                            16.54        11.59             .055

ITEM 6. SELECTED FINANCIAL DATA

                     MYERS INDUSTRIES, INC. AND SUBSIDIARIES
                                FIVE-YEAR SUMMARY

                                           2000              1999              1998              1997              1996
                                           ----              ----              ----              ----              ----
OPERATIONS FOR THE YEAR
  Net sales .....................      $652,659,900      $580,760,740      $392,019,900      $339,625,585      $320,943,771

   Cost of sales ................       435,081,945       367,635,460       256,506,103       232,376,615       219,152,386
   Selling ......................        85,632,525        83,352,607        47,959,466        39,322,295        36,170,478
   General and administrative ...        68,675,568        60,265,518        38,181,368        29,613,322        29,720,351
   Interest -- net ..............        22,360,255        15,205,809           887,873           247,570           285,290
                                       ------------      ------------      ------------      ------------      ------------
                                        611,750,293       526,459,394       343,534,810       301,559,802       285,328,505
                                       ------------      ------------      ------------      ------------      ------------
  Income before income taxes ....        40,909,607        54,301,346        48,485,090        38,065,783        35,615,266
  Income taxes ..................        16,909,000        23,125,000        19,806,000        15,727,000        14,612,000
                                       ------------      ------------      ------------      ------------      ------------
  Net Income ....................      $ 24,000,607      $ 31,176,346      $ 28,679,090      $ 22,338,783      $ 21,003,266
                                       ------------      ------------      ------------      ------------      ------------
  Net income per share* .........      $       1.11      $       1.41      $       1.29      $       1.00      $        .93
                                       ------------      ------------      ------------      ------------      ------------
FINANCIAL POSITION -- AT YEAR END

   Total Assets .................      $624,796,924      $600,409,632      $306,707,788      $224,077,922      $207,121,727
                                       ------------      ------------      ------------      ------------      ------------
   Current assets ...............       219,307,253       206,990,990       153,650,201       107,426,627       106,309,880
   Current liabilities ..........       115,583,184       102,244,419        51,233,510        39,643,522        36,853,013
                                       ------------      ------------      ------------      ------------      ------------
   Working capital ..............       103,724,069       104,746,571       102,416,691        67,783,105        69,456,867
   Other assets .................       201,291,971       203,923,134        43,614,594        26,100,386        20,151,914
     Property, plant and ........       204,197,700       189,495,508       109,442,993        90,550,909        80,659,933
   Less:
      Long-term debt ............       284,273,097       280,103,906        48,832,240         4,261,257         4,569,396
      Deferred income taxes .....        11,037,935        10,314,490         3,953,185         3,496,196         3,254,327
                                       ------------      ------------      ------------      ------------      ------------
SHAREHOLDERS' EQUITY ............      $213,902,708      $207,746,817      $202,688,853      $176,676,947      $162,444,991
                                       ------------      ------------      ------------      ------------      ------------
COMMON SHARES OUTSTANDING .......        21,590,012        21,986,191        22,189,054        22,117,464        22,433,378
                                       ------------      ------------      ------------      ------------      ------------
BOOK VALUE PER COMMON SHARE* ....      $       9.91      $       9.45      $       9.13      $       7.99      $       7.24
                                       ------------      ------------      ------------      ------------      ------------
OTHER DATA
   Dividends paid ...............      $  4,969,876      $  4,626,471      $  4,027,721      $  3,529,921      $  3,049,642
   Dividends paid per
     Common Share* ..............              0.22              0.20              0.18              0.16              0.14
                                       ------------      ------------      ------------      ------------      ------------
   Average Common Shares
Outstanding during the year* ....        21,693,244        22,183,612        22,148,810        22,346,711        22,529,206
                                       ============      ============      ============      ============      ============

      *Adjusted for the ten percent stock dividends paid in August, 2000, August, 1999 and August, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

2000 RESULTS OF OPERATIONS

         Net sales for the year ended December 31, 2000, increased $71.9 million, or 12 percent to a record $652.7 million. Excluding contributions from acquisitions, total net sales would have increased 3 percent. Sales in the distribution segment decreased 2 percent for the year as sales of capital equipment, the more cyclical part of the distribution segment, continued to be weak. In the manufacturing segment, sales increased 18 percent over the comparable 12 months. Excluding acquisitions, sales in the manufacturing segment increased 5 percent for the year. The translation effect of the euro reduced total sales and manufacturing segment sales by $20.0 million for the year. Without the translation effect and excluding acquisitions, both total sales and manufacturing segment sales would have increased 6 percent for the year.

         Cost of sales increased $67.4 million, or 18 percent, reflecting the higher sales levels and increased cost of raw materials, mainly plastic resins, which reduced gross profit as a percentage of sales from 36.7 percent in 1999 to
33.3 percent in 2000.

         Total operating expenses increased $10.7 million, or 7 percent, to $154.3 million. Expressed as a percentage of sales, operating expenses were 23.6 percent in 2000 and 24.7 percent in 1999. This improvement reflects the integration of the various acquisitions made during the past two years.

         Net interest expense increased $7.2 million to $22.4 million for the year. This increase reflects the higher average borrowing levels resulting from acquisitons combined with slightly higher rates.

         Income taxes as a percent of sales was 41.3 percent for 2000 compared to 42.6 percent in the prior year. This decrease is attributable to foreign tax rate differences.



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


FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

         In 2000, the Company generated cash from operating activities of $67.3 million. Investments in property, plant and equipment were $43.6 million, and additional funds of $18.2 million were used to make business acquisitions. As a result of this activity, long-term debt increased $4.2 million and debt as a percentage of total capitalization stayed constant at 58 percent. At December 31, 2000, the Company had working capital of $103.7 million and a current ratio of 1.9 to 1.

         At December 31, 2000, available borrowing under the Company's revolving credit facility was approximately $26 million. In addition, there is an uncommitted $25 million springing facility. During the next five years management anticipates on-going capital expenditures in the range of $30 to $35 million annually. Cash flows from operations and funds available under existing credit facilities will provide the Company's primary source of future financing. Management believes that it has sufficient financial resources to meet anticipated business requirements in the foreseeable future, including capital expenditures, dividends, working capital and debt service.

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

SUMMARIZED QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED) THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA

 QUARTER ENDED 2000                                       MARCH 31         JUNE 30       SEPT. 30        DEC. 31          TOTAL
 ------------------                                       --------         -------       --------        -------          -----
         NET SALES................                         $161,586        $166,235       $153,548        $171,291       $652,660
         GROSS PROFIT.............                           56,954          57,135         47,815          55,674        217,578
         NET INCOME...............                            8,332           8,059          3,150           4,460         24,001
         PER SHARE................                              .38             .37            .15             .21           1.11


QUARTER ENDED 1999                                        MARCH 31         JUNE 30       SEPT. 30        DEC. 31          TOTAL
 ------------------                                       --------         -------       --------        -------          -----
         NET SALES................                         $126,746        $147,643       $139,769        $166,603       $580,761
         GROSS PROFIT.............                           47,227          54,151         48,255          63,492        213,125
         NET INCOME...............                            8,268           9,167          3,966           9,775         31,176
         PER SHARE................                              .37             .42            .18             .44           1.41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Cleveland, Ohio,
February 8, 2001

                     MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                        Statements Of Consolidated Income
              For The Years Ended December 31, 2000, 1999 and 1998

                                                                           2000                1999                1998
                                                                           ----                ----                ----

Net sales ......................................................      $ 652,659,900       $ 580,760,740       $ 392,019,900
Cost of sales ..................................................        435,081,945         367,635,460         256,506,103
                                                                      -------------       -------------       -------------
  Gross profit .................................................        217,577,955         213,125,280         135,513,797
                                                                      -------------       -------------       -------------

Operating expenses
  Selling ......................................................         85,632,525          83,352,607          47,959,466
  General and administrative ...................................         68,675,568          60,265,518          38,181,368
                                                                      -------------       -------------       -------------
                                                                        154,308,093         143,618,125          86,140,834
                                                                      -------------       -------------       -------------
     Operating income ..........................................         63,269,862          69,507,155          49,372,963
                                                                      -------------       -------------       -------------
Interest
  Income .......................................................           (972,248)           (753,648)         (1,515,186)
  Expense ......................................................         23,332,503          15,959,457           2,403,059
                                                                      -------------       -------------       -------------
                                                                         22,360,255          15,205,809             887,873
                                                                      -------------       -------------       -------------
Income before income taxes .....................................         40,909,607          54,301,346          48,485,090
Income taxes ...................................................         16,909,000          23,125,000          19,806,000
                                                                      -------------       -------------       -------------
Net income .....................................................      $  24,000,607       $  31,176,346       $  28,679,090
                                                                      -------------       -------------       -------------
Net income per share ...........................................      $        1.11       $        1.41       $        1.29
                                                                      =============       =============       =============


The accompanying notes are an integral part of these statements.

                     MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                  Statements Of Consolidated Financial Position

                        As Of December 31, 2000 and 1999

                                                                                              2000                1999
                                                                                     -------------       -------------
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments .........................................      $   2,177,983       $   1,094,300
  Accounts receivable -- less allowances of $3,644,000  and $3,810,000
     respectively..............................................................        125,921,325         115,754,304
  Inventories
     Finished and in-process products .........................................         66,143,998          65,145,885
     Raw materials and supplies ...............................................         22,660,460          19,275,065
                                                                                     -------------       -------------
                                                                                        88,804,458          84,420,950
  Prepaid expenses ............................................................          2,403,487           5,721,436
                                                                                     -------------       -------------
TOTAL CURRENT ASSETS ..........................................................        219,307,253         206,990,990
OTHER ASSETS
  Excess of cost over fair value of net assets of companies acquired ..........        194,205,707         196,694,408
  Patents and other intangible assets .........................................          2,955,593           2,725,345
  Other .......................................................................          4,130,671           4,503,381
                                                                                     -------------       -------------
                                                                                       201,291,971         203,923,134
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land ........................................................................          7,365,005           6,841,222
  Buildings and leasehold improvements ........................................         73,988,070          62,982,807
  Machinery and equipment .....................................................        267,938,360         238,240,041
                                                                                     -------------       -------------
                                                                                       349,291,435         308,064,070
  Less allowances for depreciation and amortization ...........................        145,093,735         118,568,562
                                                                                     -------------       -------------
                                                                                       204,197,700         189,495,508
                                                                                     -------------       -------------
                                                                                     $ 624,796,924       $ 600,409,632
                                                                                     =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable ............................................................      $  49,964,169       $  39,620,814
  Accrued expenses
     Employee compensation and related items ..................................         25,516,152          26,963,274
     Taxes, other than income taxes ...........................................          2,481,602           2,086,045
     Income taxes .............................................................             51,814           1,326,344
     Accrued interest .........................................................          2,834,366           1,180,638
     Other ....................................................................         18,842,080          18,593,223
  Current portion of long-term debt ...........................................         15,893,001          12,474,081
                                                                                     -------------       -------------
TOTAL CURRENT LIABILITIES .....................................................        115,583,184         102,244,419

LONG-TERM DEBT, LESS CURRENT PORTION ..........................................        284,273,097         280,103,906
DEFERRED INCOME TAXES .........................................................         11,037,935          10,314,490

SHAREHOLDERS' EQUITY
  Serial Preferred Shares (authorized 1,000,000 shares) .......................                -0-                 -0-
  Common Shares, without par value (authorized 60,000,000 shares; outstanding
     21,590,012 and 21,986,191 shares, respectively)...........................         13,234,830          12,256,209
  Additional paid-in capital ..................................................        189,779,843         169,508,024
  Accumulated other comprehensive income ......................................        (27,149,716)        (19,013,675)
  Retained income .............................................................         38,037,751          44,996,259
                                                                                     -------------       -------------
                                                                                       213,902,708         207,746,817
                                                                                     -------------       -------------
                                                                                     $ 624,796,924       $ 600,409,632
                                                                                     =============       =============


        The accompanying notes are an integral part of these statements.

                     MYERS INDUSTRIES, INC. AND SUBSIDIARIES
                 Statements Of Consolidated Shareholders' Equity
                            and Comprehensive Income
              For The Years Ended December 31, 2000, 1999 and 1998

                                                COMMON SHARES
                                                -------------                         ACCUMULATED
                                                                      ADDITIONAL         OTHER
                                                                       PAID-IN        COMPREHENSIVE      RETAINED     COMPREHENSIVE
                                       NUMBER          AMOUNT          CAPITAL           INCOME           INCOME          INCOME
                                       ------          ------          -------           ------           ------          ------

BALANCE AT JANUARY 1, 1998           18,278,895    $  11,573,496    $ 133,359,303    ($    484,820)   $  32,228,968   $         -0-
                                  =============    =============    =============    =============    =============   =============
Additions
  Net income                                -0-              -0-              -0-              -0-       28,679,090      28,679,090
  Sales under option plans               37,144           23,608          450,602              -0-              -0-             -0-
  Employees stock purchase plan          18,210           11,519          373,295              -0-              -0-             -0-
  Dividend reinvestment plan              8,812            5,573          176,809              -0-              -0-             -0-
  Foreign currency translation              -0-              -0-              -0-          401,818              -0-         401,818
Deductions
  Purchases for treasury                 (5,000)          (3,200)         (79,487)             -0-              -0-             -0-
  Dividends - $.18 per share                -0-              -0-              -0-              -0-       (4,027,721)            -0-
                                  -------------    -------------    -------------    -------------    -------------   -------------
BALANCE AT DECEMBER 31, 1998         18,338,061    $  11,610,996    $ 134,280,522    ($     83,002)   $  56,880,337   $  29,080,908
                                  =============    =============    =============    =============    =============   =============
Additions
  Net income                                -0-              -0-              -0-              -0-       31,176,346      31,176,346
  Sales under option plans               75,221           42,820          744,713              -0-              -0-             -0-
  Employees stock purchase plan          22,986           14,381          470,531              -0-              -0-             -0-
  Dividend reinvestment plan              9,173            5,778          194,751              -0-              -0-             -0-
Deductions
  Purchases for treasury               (297,800)        (576,843)      (3,443,338)             -0-              -0-             -0-
  Dividends - $.20 per share                -0-              -0-              -0-              -0-       (4,626,471)            -0-
  10% stock dividend                  1,839,805        1,159,077       37,260,845              -0-      (38,433,953)            -0-
  Foreign currency translation              -0-              -0-              -0-      (18,930,673)             -0-     (18,930,673)
                                  -------------    -------------    -------------    -------------    -------------   -------------
BALANCE AT DECEMBER 31, 1999         19,987,446    $  12,256,209    $ 169,508,024    ($ 19,013,675)   $  44,996,259   $  12,245,673
                                  =============    =============    =============    =============    =============   =============
Additions
  Net income                                -0-              -0-              -0-              -0-       24,000,607      24,000,607
  Sales under option plans               14,796            9,134          135,970              -0-              -0-             -0-
  Employees stock purchase plan          42,605           25,988          458,816              -0-              -0-             -0-
  Dividend reinvestment plan             13,033            7,949          164,223              -0-              -0-             -0-
Deductions
  Purchases for treasury               (428,800)        (260,620)      (5,271,582)             -0-              -0-             -0-
  Dividends - $.22 per share                -0-              -0-              -0-              -0-       (4,969,876)            -0-
  10% stock dividend                  1,960,932        1,196,170       24,784,392              -0-      (25,989,239)            -0-
  Foreign currency translation              -0-              -0-              -0-       (8,136,041)             -0-      (8,136,041)
                                  -------------    -------------    -------------    -------------    -------------   -------------
BALANCE AT DECEMBER 31, 2000         21,590,012    $  13,234,830    $ 189,779,843    ($ 27,149,716)   $  38,037,751   $  15,864,566
                                  =============    =============    =============    =============    =============   =============

        The accompanying notes are an integral part of these statements.

                     MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              2000              1999              1998
                                                              ----              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income .........................................    $  24,000,607     $  31,176,346     $  28,679,090
  Items not affecting use of cash
     Depreciation ....................................       33,075,562        30,331,491        15,803,285
     Amortization of excess of cost over fair value
       of net assets of companies acquired ...........        8,949,361         7,016,458         1,261,245
     Amortization of other intangible assets .........          802,606           194,525           453,319
     Deferred income taxes ...........................          964,870         3,539,481            68,567
  Cash flow provided by (used for) working capital
     Accounts receivable .............................      (11,646,970)       (7,217,304)         (796,995)
     Inventories .....................................       (3,079,902)       (7,665,075)       (5,138,339)
     Prepaid expenses ................................        3,292,023          (129,850)          794,952
     Accounts payable and accrued expenses ...........       10,978,852           197,663         1,128,406
                                                          -------------     -------------     -------------

     Net cash provided by operating activities .......       67,337,009        57,443,735        42,253,530
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business, net of cash acquired ......      (17,529,677)     (213,630,987)      (30,141,171)
  Additions to property, plant and equipment .........
  Net ................................................      (43,606,144)      (27,526,755)      (19,401,795)
  Other ..............................................           42,204          (287,444)          373,521
                                                          -------------     -------------     -------------

     Net cash used for investing activities ..........      (61,093,617)     (241,445,186)      (49,169,445)
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt proceeds ............................              -0-        75,000,000               -0-
  Repayment of long-term debt ........................       (8,000,000)       (4,041,065)              -0-
  Net borrowing (repayments) - of credit facility ....       12,540,289        86,493,075        38,519,342
  Cash dividends paid ................................       (4,969,876)       (4,626,471)       (4,027,721)
  Proceeds from issuance of common stock .............          802,080         1,458,242         1,041,406
  Repurchase of common stock .........................       (5,532,202)       (4,020,181)          (82,687)
                                                          -------------     -------------     -------------

  Net cash provided by (used for) financing activities       (5,159,709)      150,263,600        35,450,340
                                                          -------------     -------------     -------------
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS ........................................        1,083,683       (33,737,851)       28,534,425
CASH AND TEMPORARY CASH INVESTMENTS
  January 1 ..........................................        1,094,300        34,832,151         6,297,726
                                                          -------------     -------------     -------------
CASH AND TEMPORARY CASH INVESTMENTS
  December 31 ........................................    $   2,177,983     $   1,094,300     $  34,832,151
                                                          =============     =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
     Interest ........................................    $  21,370,386     $  14,360,716     $   2,151,885
     Income taxes ....................................       17,558,167        27,731,272        20,154,032


       The accompanying notes are an integral part of these statements.

                     MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

FINANCIAL INSTRUMENTS

         Temporary cash investments, all of which have an original maturity of ninety days or less, are considered cash equivalents. Other financial instruments, consisting of trade and notes receivable, accounts payable, and long-term debt, are considered to have a fair value which approximates carrying value at December 31, 2000.

INVENTORIES

         Inventories are stated at the lower of cost or market. For approximately 50 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

         If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $4,756,000, $3,779,000, and $4,716,000 higher than reported at December 31, 2000, 1999 and 1998, respectively.

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF COMPANIES ACQUIRED

         This asset represents the excess of cost over the fair value of net assets of companies acquired and is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Accumulated amortization at December 31, 2000 and 1999 was $21,483,000 and $12,533,000, respectively. Management, which regularly evaluates the potential impairment of goodwill and long-lived assets, considering primarily such factors as current and historical profitability along with discounted cash flows, believes that these assets are realizable and the amortization periods are still appropriate.

RESEARCH AND DEVELOPMENT

         Research, engineering, testing and product development costs are charged to current operations as incurred.

NET INCOME PER SHARE

         Basic net income per share, as shown on the Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the year, and for all periods shown basic and diluted earnings per share are identical. During the years ended December 31, 2000 and 1999, the Company paid a ten percent stock dividend. All per share data has been adjusted for the stock dividends.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133

         In June 1998, the Financial Accounting Standards Board issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal periods beginning after June 15, 2000. It establishes accounting and reporting standards for derivative instruments, including derivative instruments that are imbedded in other contracts and for hedging activities. The Company does not believe adoption of the new standard will have a material impact on financial condition or results of operations.


ACQUISITIONS

         In October, 2000, the Company acquired R.B. Manufacturing Company (RB), a Sandusky, Ohio manufacturer of material handling carts and Best Plastics, Inc.
(BEST) a Cassopolis, Michigan manufacturer of thermoformed and rotational molded plastic products. Total cost of the acquisitions was approximately $18.2 million and both acquisitions have been accounted for under the purchase method of accounting. The excess of purchase price over the fair value of assets acquired was approximately $12.4 million which is being amortized of a straight line basis over 30 years. Consolidated pro-forma sales, income and earning per share, adjusted to reflect the acquisitions of RB and Best, would not be materially different from the reported amounts for fiscal years 2000 or 1999.

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

                     MYERS INDUSTRIES, INC. AND SUBSIDIARIES

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

         The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company"s consolidated financial statements since the dates of acquisition, and the acquisition costs have been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess of purchase price over fair value of net assets acquired of approximately $166 million is being amortized over lives of 15 to 40 years.

         The following unaudited pro-forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisitions had occurred January 1, 1999:

               (In thousands, except per share)                   1999
                                                                  ----
               Net Sales                                        $625,407
               Net Income                                         31,759
               Net Income Per Share                                 1.30

         These unaudited pro-forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have resulted had the combination been in effect on January 1, 1999, or of future results.


LONG-TERM DEBT AND CREDIT AGREEMENTS


Long-term debt at December 31, 2000 and 1999, consisted of the following:

                                                  2000               1999
                                                  ----               ----

               Revolving credit agreement     $214,461,680       $201,398,666
               Term loan                        65,500,000         73,500,000
               Industrial revenue bonds          4,000,000          4,000,000
               Other                            16,204,418         13,679,321
                                                ----------         ----------
                                               300,166,098        292,577,987
               Less Current Portion             15,893,001         12,474,081
                                                ----------         ----------
                                              $284,273,097       $280,103,906
                                              ============       ============



         The Company has a Multi-Currency Loan Agreement with a group of banks which provides for a $75 million term loan facility and a revolving credit facility in five currencies, approximating $240 million (US). In addition, there is an uncommitted $25 million springing facility. Amounts available under the revolving credit facility are 185 million US dollars, 30 million euros, 22 million Canadian dollars, 63 million Danish kroners, and three million pound sterling. At December 31, 2000, the amount borrowed was $65.5 million under the term loan, and 170 million US dollars, 28 million euros, 18 million Canadian dollars, and 30 million Danish kroners under the revolving credit facility.

         The borrowing under this facility was used to retire the prior revolving credit agreement, fund acquisitions, and for general corporate purposes. Interest is based upon LIBOR for US dollars and similar bases for the other currencies plus an applicable margin that varies depending on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The current average interest rate on the outstanding advances at December 31, 2000, is 7.36 percent. In addition, the Company pays a quarterly facility fee at a rate dependent on the EBITDA ratio, and is currently 30 basis points. The Multi-Currency Loan Agreement expires in February 2005.

                     MYERS INDUSTRIES, INC. AND SUBSIDIARIES

         The Credit Agreement contains the customary covenants which include among other things, the maintenance of certain financial ratios regarding leverage, net worth, interest coverage, and capital expenditures. In addition, the facility restricts debt outside the facility to $35 million. At December 31, 2000, the Company had $20.2 million borrowed against this limit consisting of industrial revenue bonds, certain indebtedness of acquired companies, and in-country credit facilities for the Company"s international operations. The weighted average interest rate on these amounts outstanding is 6.77%.

         Maturities of long-term debt for the five years ending December 31, 2005, are: $16,000,000 in 2001; $13,000,000 in 2002; $17,000,000 in 2003;
$26,000,000 in 2004; and $216,000,000 in 2005.


LEASES

         The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $5,416,000, $4,436,000 and $2,845,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


         Future minimum rental commitments for the next five years are as follows:

             YEAR ENDED DECEMBER 31,                   COMMITMENT
             -----------------------                   ----------

                      2001                             $7,876,000
                      2002                              6,503,000
                      2003                              5,338,000
                      2004                              4,297,000
                      2005                              3,708,000

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

                     MYERS INDUSTRIES, INC. AND SUBSIDIARIES

         For the Company's existing defined benefit plans, the reconciliation of benefit obligations are as follows:



                                                            2000               1999               1998
                                                            ----               ----               ----
Benefit obligation at beginning of year                 $3,444,466          $3,475,325         $3,058,193
    Service Cost                                           131,294             147,496            138,064
    Interest Cost                                          259,886             245,145            223,907
    Plan amendments                                        204,084             120,577                -0-
    Actuarial loss (gain)                                   94,742           (379,828)            195,624
    Benefits paid                                        (153,784)           (164,249)          (140,463)
                                                        ----------          ----------         ----------
Benefit obligation at end of year                       $3,980,688          $3,444,466         $3,475,325
                                                        ----------          ----------         ----------

The following table reflects the change in fair value of plan assets:


                                                            2000               1999               1998
                                                            ----               ----               ----
Fair value of plan assets at                            $4,236,512          $3,901,959         $3,581,525
 beginning of year
Actual return on plan assets                             (358,045)             523,851            402,854
   Company contribution                                     46,618                 -0-             77,116
   Expenses paid                                          (26,890)            (25,049)           (19,073)
   Benefits paid                                         (153,784)           (164,249)          (140,463)
                                                        ----------          ----------         ----------
Fair value of plan assets at end of year                $3,744,411          $4,236,512         $3,901,959
                                                        ----------          ----------         ----------


The following table reflects the funded status of the plans at December 31, 2000 and 1999:

                                                            2000               1999
                                                            ----               ----

Funded Status                                           ($236,277)            $792,046
Unrecognized net (asset) obligation                        (3,362)               3,135
Unrecognized prior service cost                            447,253             270,994
Unrecognized net (gain)                                  (172,512)         (1,027,702)
                                                         ---------         -----------
Prepaid benefit cost                                       $35,102             $38,473
                                                         ---------         -----------


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

         The aggregate cost of all retirement and profit sharing plans reflected in the accompanying statements of consolidated income is $2,197,000, $1,744,000 and $1,841,000 for the years 2000, 1999 and 1998, respectively.

                     MYERS INDUSTRIES, INC. AND SUBSIDIARIES

INCOME TAXES

         The effective tax rate was 41.3% in 2000, 42.6% in 1999 and 40.8% in 1998. A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                 Percent of Pre-Tax Income
                                                 -------------------------

                                                2000         1999       1998
                                                ----         ----       ----


Statutory Federal income tax rate               35.0%        35.0%       35.0%
State income taxes - net of                      4.2          4.2         5.0
  Federal tax benefit
Foreign tax rate differential                   (0.5)         2.1         0.2
Effect of non-deductible                         1.3          0.7         0.5
 depreciation and amortization
Other                                            1.3          0.6         0.1
                                                ----         ----        ----
Effective tax rate for the year                 41.3%        42.6%       40.8%
                                                ----         ----        ----

 Income taxes consisted of the following:
 (Dollars in thousands)

                           2000                     1999                    1998
                           ----                     ----                    ----

                   Current     Deferred      Current    Deferred    Current     Deferred
                   --------    --------     --------    --------    --------    --------

Federal            $ 12,152    $    671     $ 13,052    $  3,250    $ 15,492    $    733
Foreign               1,457         (12)       3,190           9         665        (824)
State and Local       2,325         316        3,343         281       3,581         159
                   --------    --------     --------    --------    --------    --------
                   $ 15,934    $    975     $ 19,585    $  3,540    $ 19,738    $     68
                   --------    --------     --------    --------    --------    --------



         Significant components of the Company's deferred tax liabilities as of December 31, 2000 and 1999 are as follows:

(Dollars in thousands)                                     2000           1999
                                                           ----           ----
Deferred income tax liabilities
  Property, plant and equipment                           $17,332        $14,894
  Employee benefit trust                                      354            395
  Other                                                       969            666
                                                          -------        -------
                                                           18,655         15,955
Deferred income tax assets
  Compensation                                              2,945          2,474
  Inventory valuation                                       1,129            866
  Allowance for uncollectible accounts                        733            758
  Non-deductible accruals                                   2,810          1,543
                                                          -------        -------
                                                            7,617          5,641
                                                          -------        -------
Net deferred income tax liability                         $11,038        $10,314
                                                          -------        -------

STOCK OPTIONS

         In 1999, the Company and its shareholders adopted the 1999 Stock Option Plan allowing key employees to purchase Common Stock of the Company at the market price on the date of grant.

                     MYERS INDUSTRIES, INC. AND SUBSIDIARIES

The plan provides that stock options expire five years from date of grant and are exercisable up to 20 percent of the shares granted each year. The activity listed below covers the 1999 Stock Plan, the 1997 Incentive Stock Plan, and the 1992 Stock Option Plan.

         Stock options granted during the past three years were as follows: during 2000, 11,000 shares at prices from $11.25 to $12.50, during 1999, 244,338 shares at prices from $12.05 to $19.11; during 1998, 265,968 shares at prices from $13.74 to $21.70.

         Stock options exercised during the past three years were as follows: during 2000, 22,209 shares at prices from $9.81 to $11.17; during 1999, 101,386 shares at prices from $9.73 to $14.21; during 1998, 51,802 shares at prices from $9.73 to $14.21.

         At December 31, 2000, 1999 and 1998 there were outstanding options for the purchase of 748,675, 776,408, and 651,392 shares respectively, at prices ranging from $11.25 to $21.70 per share in 2000 and $9.81 to $21.70 per share in 1999 and $9.73 to $21.70 in 1998.

         At December 31, 2000 and 1999, there were options for 472,675 and 305,993 shares, respectively that were exercisable.

         The Company accounts for stock options under APB Opinion No. 25 and, therefore, does not recognize employee compensation for options granted using the fair value method set forth in the FASB Statement No.123 Accounting for Stock-Based Compensation. If the Company had followed FASB 123 rather that APB 25, net income and earnings per share would not have been materially different than the reported amounts for 2000, 1999 or 1998.


INDUSTRY SEGMENTS

         In 1999, the Company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

         Total sales from foreign business units and export were approximately $194.2 million, $173.8 million and $61.3 million for the years 2000, 1999 and 1998, respectively. There are no individual foreign countries for which sales are material. Long-lived assets in foreign countries consist primarily of property, plant, equipment and excess of cost over fair value of net assets acquired were approximately $124.4 million at December 31, 2000, $135.2 at December 31, 1999 and $13.4 million at December 31, 1998. No single customer accounts for 10 percent or more of total company net sales or the net sales of either business segment.

                                                               2000        1999       1998
                                                              --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
NET SALES
  Distribution of aftermarket repair products and
     services.........................................        $158,151   $161,827   $161,737
  Manufacturing of polymer products...................         508,070    432,462    244,244
  Intra-segment elimination...........................        (13,561)   (13,528)   (13,961)
                                                              --------   --------   --------
                                                              $652,660   $580,761   $392,020
                                                              ========   ========   ========

INCOME BEFORE INCOME TAXES
  Distribution of aftermarket repair products and
     Services.........................................         $15,431    $17,580    $16,043
  Manufacturing of polymer products...................          56,562     60,742     40,062
  Corporate...........................................         (8,723)    (8,815)    (6,732)
  Interest expense-net................................        (22,360)   (15,206)      (888)
                                                              --------   --------   --------
                                                               $40,910    $54,301    $48,485
                                                              ========   ========   ========

IDENTIFIABLE ASSETS
  Distribution of aftermarket repair products and
     Services.........................................         $57,136    $61,726    $59,883
  Manufacturing of polymer products...................         566,330    537,722    211,672
  Corporate...........................................           2,787      3,561     40,543
  Intra-segment elimination...........................         (1,456)    (2,599)    (5,390)
                                                              --------   --------   --------
                                                              $624,797   $600,410   $306,708
                                                              ========   ========   ========
CAPITAL ADDITIONS, NET
  Distribution of aftermarket repair products and
     Services.........................................            $344       $384       $234
  Manufacturing of polymer products...................          42,787     26,728     18,943
  Corporate...........................................             475        415        225
                                                              --------   --------   --------
                                                               $43,606    $27,527    $19,402
                                                              ========   ========   ========
DEPRECIATION/AMORTIZATION
  Distribution of aftermarket repair products and
     Services.........................................            $496       $399       $493
  Manufacturing of polymer products...................          31,965     29,212     15,006
  Corporate...........................................             615        720        304
                                                              --------   --------   --------
                                                               $33,076    $30,331    $15,803
                                                              ========   ========   ========


                             MYERS INDUSTRIES, INC.
                          Employee Stock Purchase Plan

                                    Contents


Report of Independent Public Accountants for the Myers Industries, Inc. Employee Stock Purchase Plan

Financial Statements for the Myers Industries, Inc. Employee Stock Purchase
Plan:

         (1) Statements of Assets Available for Plan Benefits as of December 31, 2000 and 1999; and

         (2) Statements of Changes in Assets Available for Plan Benefits for the Years Ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Myers Industries, Inc. Employee
Stock Purchase Plan Administrator:



         We have audited the accompanying statements of assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 2000 and 1999, and the related statements of changes in assets available for plan benefits for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 2000 and 1999, and the changes in its assets available for plan benefits for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Cleveland, Ohio,
February 8, 2001

                             MYERS INDUSTRIES, INC.

                          Employee Stock Purchase Plan

                Statements Of Assets Available For Plan Benefits
                           December 31, 2000 and 1999

                                                                  2000             1999
                                                                  ----             ----

Receivable from Trustee.....................................    $103,928         $135,691
(Myers Industries, Inc.)


           Statements Of Changes In Assets Available For Plan Benefits
              For The Years Ended December 31, 2000, 1999 and 1998

                                                    2000           1999          1998
                                                    ----           ----          ----
Contributions:
Participants' contributions beginning of period .  $ 135,691     $ 108,088     $  84,839
Participants' contributions during the period ...    443,391       463,903       365,794
                                                   ---------     ---------     ---------
Assets Available for Stock Purchases ............    579,082       571,991       450,633
  Less:
Assets Used for Stock Purchases .................   (475,154)     (436,300)     (342,545)
                                                   ---------     ---------     ---------

Assets Available for Plan Benefits at End of
   Period .......................................  $ 103,928     $ 135,691     $ 108,088
                                                   =========     =========     =========



               See the accompanying notes to financial statements.

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

         (e) OFFERING DATES. The Stock Plan is implemented by one offering during each calendar quarter. Offering periods commence on the last day of each calendar quarter. The Board of Directors has the power to alter the duration of the offering periods without shareholder approval.

         (f) PURCHASE PRICE. The price at which shares may be purchased in an offering under the Stock Plan is 90% of the fair market value of the Common Stock on the last day of the prior calendar quarter. The fair market value of the Common Stock on a given date is the closing price for that date as listed on the American Stock Exchange.

         (g) PAYROLL DEDUCTIONS. The purchase price of the shares to be acquired under the Stock Plan are accumulated by payroll deductions over the offering period. The rate of deductions may not be less than five dollars ($5.00) per week or exceed 10% of a participant's compensation, and the aggregate of all payroll deductions during the offering may not exceed 10% of the participant's aggregate compensation for the offering period. A participant may discontinue his participation in the Stock Plan or may decrease or increase the rate of payroll deductions at any time during the offering period by filing with the Company a new authorization for payroll deductions.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements with the Registrant's independent accountants on accounting and financial disclosure matters within the two-year period ended December 31, 2000, or in any period subsequent to such date.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information about the directors of the Registrant, see "Election of Directors" on pages 3 through 7 of Registrant's Proxy Statement dated March 21, 2001 ("Proxy Statement"), which is incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See "Principal Shareholders" and "Election of Directors" on page 17, and pages 3 through 7, respectively, of the Proxy Statement, which are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Certain Relationships and Related Transactions" on page 8 of the Proxy Statement, which is incorporated herein by reference.

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

         The following consolidated financial statements of the Registrant appear in Part II of this Report:

  14. (A)(1)  FINANCIAL STATEMENTS

         CONSOLIDATED FINANCIAL STATEMENTS OF MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                  Report of Independent Public Accountants

                  Statements of Consolidated Financial Position As Of December 31, 2000 and 1999

                  Statements of Consolidated Income For The Years Ended December 31, 2000, 1999 and 1998

                  Statements of Consolidated Shareholders' Equity and Comprehensive Income For The Years Ended December 31, 2000, 1999 and 1998

                  Statements of Consolidated Cash Flows For The Years Ended December 31, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements For The Years Ended December 31, 2000, 1999 and 1998

         FINANCIAL STATEMENTS FOR THE MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN

                  Statements of Assets Available for Plan Benefits As Of December 31, 2000 and 1999

                  Statements of Changes in Assets Available for Plan Benefits For The Years Ended December 31, 2000, 1999 and 1998

  14. (A)(2)  FINANCIAL STATEMENT SCHEDULES

         Selected Quarterly Financial Data For The Years Ended December 31, 2000 and 1999

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

         3(b) MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF REGULATIONS. Reference is made to Exhibit (3)(ii) to Form10-Q filed with the Commission on May 14, 1997.

         10(a) MYERS INDUSTRIES, INC. AMENDED AND RESTATED EMPLOYEE STOCK PURCHASE PLAN.

         10(b)    FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND OFFICERS.*

         10(c) MYERS INDUSTRIES, INC. AMENDED AND RESTATED 1992 STOCK OPTION PLAN. *

         10(d) MYERS INDUSTRIES, INC. AMENDED AND RESTATED DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN.

         10(e) MYERS INDUSTRIES, INC. 1997 INCENTIVE STOCK PLAN. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*

         10(f) MYERS INDUSTRIES, INC. 1999 INCENTIVE STOCK PLAN. Reference is made to Exhibit 10.1 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*

         10(g) MILTON I. WISKIND SUPPLEMENTAL COMPENSATION AGREEMENT. Reference is made to Exhibit 10 to Form 10-Q filed with the Commission on May 14, 1997.*

         10(h) MYERS INDUSTRIES, INC. EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN. Reference is made to Exhibit 10(h) to Form 10-K filed with the Commission on March 26, 1998.*

         10(i) LOAN AGREEMENT BETWEEN MYERS INDUSTRIES, INC. AND BANC ONE, MICHIGAN, AGENT (F/K/A NBD BANK) DATED AS OF FEBRUARY 3, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on February 19,1999.

         10(j) FIRST AMENDMENT TO LOAN AGREEMENT AMONG MYERS INDUSTRIES, INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN,

                  AS AGENT FOR THE LENDERS, DATED AS OF AUGUST 2, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on August 13,1999.

         10(k) ANNEX 1 TO FIRST AMENDMENT LOAN AGREEMENT, BEING THE LOAN AGREEMENT, AS AMENDED, AMONG MYERS INDUSTRIES, INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN, AS AGENT FOR THE LENDERS, DATED AS OF AUGUST 2, 1999. Reference is made to Exhibit 10(c) to Form 8-K filed with the Commission on August 13,1999.

         10(l) SECOND AMENDMENT TO LOAN AGREEMENT AMONG MYERS INDUSTRIES, INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN, AS AGENT FOR THE LENDERS, DATED AS OF AUGUST 2, 2000.

         10(m) THIRD AMENDMENT TO LOAN AGREEMENT AMONG MYERS INDUSTRIES, INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN, AS AGENT FOR THE LENDERS, DATED AS OF OCTOBER 6, 2000.

         10(n) FOURTH AMENDMENT TO LOAN AGREEMENT AMONG MYERS INDUSTRIES, INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN, AS AGENT FOR THE LENDERS, DATED AS OF DECEMBER 31, 2000.

         21       Subsidiaries of the Registrant

         23       Consent of Independent Public Accountants


          * Indicates executive compensation plan or arrangement.


         14.(B) REPORTS ON FORM 8-K. None

         14.(C) EXHIBITS.  See subparagraph 14(A)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MYERS INDUSTRIES, INC.

Dated: March 30, 2001                   By: /s/  Gregory J. Stodnick
                                                   GREGORY J. STODNICK
                                                   Vice President -- Finance and
                                                   Chief Financial Officer

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



       SIGNATURE                                    TITLE                                            DATE
       ---------                                    -----                                            ----

/s/  GREGORY J. STODNICK                     Vice President -- Finance and                          March 30, 2001
--------------------------                   Chief Financial Officer (Principal
GREGORY J. STODNICK                          Financial and Accounting Officer)


/s/ KEITH A. BROWN                           Director                                               March 30, 2001
--------------------------
KEITH A. BROWN


/s/ KARL S. HAY                              Director                                               March 30, 2001
--------------------------
KARL S. HAY


                                             Director                                               March 30, 2001
--------------------------
RICHARD P. JOHNSTON


                                             Director                                               March 30, 2001
--------------------------

MICHAEL W. KANE


/s/ EDWARD W. KISSEL                         Director                                               March 30, 2001
--------------------------
EDWARD W. KISSEL



/s/ STEPHEN E. MYERS                         President, Chief Executive                             March 30, 2001
--------------------------                   Officer and Director
STEPHEN E. MYERS                             (Principal Executive Officer)



/s/ RICHARD L. OSBORNE                       Director                                               March 30, 2001
--------------------------
RICHARD L. OSBORNE



/s/ JON H. OUTCALT                           Director                                               March 30, 2001
--------------------------
JON H. OUTCALT



/s/ SAMUEL SALEM                             Director                                               March 30, 2001
--------------------------
SAMUEL SALEM


/s/ EDWIN P. SCHRANK                         Director                                               March 30, 2001
--------------------------
EDWIN P. SCHRANK


/s/ MILTON I. WISKIND                        Senior Vice President,                                 March 30, 2001
--------------------------                   Secretary and Director
MILTON I. WISKIND


32