Form 10-Q
period 2001-03-31
MYERS INDUSTRIES INC
filed 2001-05-14
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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
Yes       . No       .

      As of April 30, 2001, the number of shares outstanding of the issuer’s Common Stock was:

21,642,701

PART 1 — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

	March 31,	December 31,
ASSETS	2001	2000

CURRENT ASSETS

Cash and temporary cash investments	$5,812,917	$2,177,983

Accounts receivable-less allowances of $3,532,000 and $3,644,000, respectively	121,886,691	125,921,325

Inventories

Finished and in-process products	63,584,355	66,143,998

Raw materials and supplies	20,966,973	22,660,460

	84,551,328	88,804,458

Prepaid expenses	2,365,062	2,403,487

Total Current Assets	214,615,998	219,307,253

OTHER ASSETS

Excess of cost over fair value of net assets of companies acquired	186,200,376	194,205,707

Patents and other intangible assets	3,191,682	2,955,593

Other	3,845,117	4,130,671

	193,237,175	201,291,971

PROPERTY, PLANT & EQUIPMENT, AT COST

Land	7,215,455	7,365,005

Buildings and leasehold improvements	73,567,410	73,988,070

Machinery and equipment	271,449,730	267,938,360

	352,232,595	349,291,435

Less allowances for depreciation and amortization	150,041,289	145,093,735

	202,191,306	204,197,700

	$610,044,479	$624,796,924

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2001	2000

CURRENT LIABILITIES

Accounts payable	$45,304,893	$49,964,169

Accrued expenses

Employee compensation	22,551,893	25,516,152

Taxes, other than income taxes	2,964,764	2,481,602

Income taxes	5,354,745	51,814

Other	19,235,704	21,676,446

Current portion of long-term debt	17,377,763	15,893,001

TOTAL CURRENT LIABILITIES	112,789,762	115,583,184

LONG-TERM DEBT, less current portion	273,750,539	284,273,097

DEFERRED INCOME TAXES	10,962,168	11,037,935

SHAREHOLDERS’ EQUITY

Serial Preferred Shares (authorized 1,000,000)	0	0

Common Shares, without par value (authorized 60,000,000 shares; outstanding 21,604,583 and 21,590,012, respectively)	13,243,717	13,234,830

Additional paid-in capital	189,960,287	189,779,843

Accumulated other comprehensive income	(35,390,176)	(27,149,716)

Retained income	44,728,182	38,037,751

	212,542,010	213,902,708

	$610,044,479	$624,796,924

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	March 31,	March 31,
	2001	2000

Net sales	$165,259,903	$161,586,409

Costs and expenses

Cost of sales	106,369,263	104,632,686

Operating expenses	39,606,827	36,984,381

Interest expense, net	5,588,107	5,611,096

Total costs & expenses	151,564,197	147,228,163

Income before income taxes	13,695,706	14,358,246

Income taxes	5,709,000	6,026,000

Net income	$7,986,706	$8,332,246

Net income per common share	$.37	$.38

Dividends per common share	$.06	$0.55

Weighted average number of common shares outstanding	21,600,940	21,856,380

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	March 31,	March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$7,986,706	$8,332,246

Items not affecting use of cash

Depreciation	8,515,348	8,578,720

Amortization of excess of cost over fair value of net assets of companies acquired	2,321,343	2,361,498

Amortization of other intangible assets	237,149	57,621

Cash flow provided by (used for) working capital

Accounts receivable	705,457	(9,889,919)

Inventories	2,780,941	343,956

Prepaid expenses	(23,844)	4,176,729

Accounts payable and accrued expenses	(1,634,454)	5,953,063

Net cash provided by operating activities	20,888,646	19,913,914

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment, net	(9,437,311)	(7,847,728)

Other	(513,820)	(282,772)

Net cash used for investing activities	(9,951,131)	(8,130,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt proceeds (repayment)	(3,000,000)	(2,087,489)

Net borrowing (repayment) of credit facility	(3,195,636)	(1,857,649)

Cash dividends paid	(1,296,275)	(1,194,521)

Proceeds from issuance of common stock	189,330	213,351

Repurchase of common stock	0	(2,620,933)

Net cash used for financing activities	(7,302,581)	(7,547,241)

INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS	3,634,934	4,236,173

CASH AND TEMPORARY CASH INVESTMENTS JANUARY 1	2,177,983	1,094,300

CASH AND TEMPORARY CASH INVESTMENTS MARCH 31	$5,812,917	$5,330,473

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001

				Accumulative
			Additional	Other
	Comprehensive	Common	Paid-In	Comprehensive	Retained
	Income	Stock	Capital	Income	Income

December 31, 2000		$13,234,830	$189,779,843	($27,149,716)	$38,037,751

Net Income	$7,986,706				7,986,706

Foreign Currency

Translation Adjustment	(8,240,460)			(8,240,460)

Comprehensive Income	$(253,754)

Common Stock Issued		8,887	180,444

Dividends					(1,296,275)

March 31, 2001		$13,243,717	$189,960,287	($35,390,176)	$44,728,182

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

      In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

(2) Supplemental Disclosure of Cash Flow Information

      The Company made cash payments for interest expense of $5,906,000 and $5,077,000 for the three months ended March 31, 2001 and 2000, respectively. Cash payments for income taxes totaled $640,000 and $624,000 for the three months ended March 31, 2001 and 2000.

(3) Segment Information

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

(3) Segment Information (Con’t)

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

	Three Months Ended
(In Thousands)	March 31,

	2001	2000

Net Sales

Distribution of aftermarket repair products and services	$31,570	$33,965

Manufacturing of polymer products	136,709	130,643

Intra-segment elimination	(3,019)	(3,022)

	$165,260	$161,586

Income Before Income Taxes

Distribution of aftermarket repair products and services	$2,459	$2,857

Manufacturing of polymer products	19,492	19,718

Corporate	(2,667)	(2,606)

Interest expense — net	(5,588)	(5,611)

	$13,696	$14,358

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the quarter ended March 31, 2001 increased $3.7 million or 2 percent on the strength of increased sales in the manufacturing segment. Sales in the manufacturing segment increased $6.1 million or 5 percent primarily as a result of the impact of acquired companies not included in the prior year period. Excluding the contributions of these acquisitions, manufacturing sales increased one percent while total net sales were flat. Sales in the distribution segment were down 7 percent as demand for both capital equipment and supplies continued to be affected by softness in the automotive aftermarket.

      Total sales and manufacturing segment sales were also negatively impacted by the translation effect of weaker foreign currencies, particularly the Euro, on sales of foreign businesses. As a result, total sales and sales in the manufacturing segment were reduced $2.9 million. Without the translation effect and excluding the impact of acquired businesses, manufacturing segment sales would have increased 4 percent for the quarter and total sales would have increased 2 percent .

      Cost of sales increased $1.7 million or 2 percent for the quarter ended March 31, 2001, however, expressed as a percentage of sales was reduced from 64.8 percent in the prior year to 64.6 percent. The slight improvement in gross margin was due to the cost of basic raw materials, primarily plastic resins, which were slightly favorable when compared to the first quarter of the prior year.

      Total operating expenses increased $2.6 million or 7 percent reflecting, in part, the slightly higher sales levels and the additional operating costs of acquired companies. Expressed as a percentage of sales, operating expenses increased to 24.0 percent in the quarter from 22.9 percent in the prior year.

      Net interest expense of $5.6 million was unchanged from the prior year as lower interest rates offset slightly higher borrowing levels.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $20.9 million for the quarter ended March 31, 2001 compared with $19.9 million for same period in the prior year. Long-term debt at March 31, 2001 was reduced $10.5 million from December 31, 2000 and debt as a percentage of total capitalization was 58 percent. Working capital decreased slightly from $103.7 million at December 31, 2000 to $101.8 million at March 31, 2001.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Con’t)

      Capital expenditures for the quarter were $9.4 million and are anticipated to be in the range of $30 million to $35 million for the full year. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

PART II — OTHER INFORMATION

MYERS INDUSTRIES, INC.

Item 4.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	(c)	Form 8-K

No Reports on Form 8-K were filed during the quarter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

5/14/01	By:	/s/ Gregory J. Stodnick

Date		Gregory J. Stodnick Vice President-Finance Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)