Form 10-Q
period 2001-06-30
MYERS INDUSTRIES INC
filed 2001-08-13
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

      As of July 31, 2001, the number of shares outstanding of the issuer’s Common Stock was:

21,654,584

PART 1 — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION

AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

	June 30,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$4,699,994	$2,177,983
Accounts receivable-less allowances of $3,644,000 and $3,644,000, respectively	107,013,806	125,921,325
Inventories
Finished and in-process products	60,390,187	66,143,998
Raw materials and supplies	21,522,473	22,660,460

	81,912,660	88,804,458
Prepaid expenses	1,854,573	2,403,487

Total Current Assets	195,481,033	219,307,253
OTHER ASSETS
Excess of cost over fair value of net assets of companies acquired	188,961,252	194,205,707
Patents and other intangible assets	3,054,485	2,955,593
Other	3,677,047	4,130,671

	195,692,784	201,291,971
PROPERTY, PLANT & EQUIPMENT, AT COST
Land	7,134,320	7,365,005
Buildings and leasehold improvements	73,678,791	73,988,070
Machinery and equipment	274,381,552	267,938,360

	355,194,663	349,291,435
Less allowances for depreciation and amortization	155,647,112	145,093,735

	199,547,551	204,197,700

	$590,721,368	$624,796,924

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION

AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

	June 30,	December 31,
	2001	2000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$38,183,201	$49,964,169
Accrued expenses
Employee compensation	21,260,278	25,516,152
Taxes, other than income taxes	3,423,281	2,481,602
Income taxes	(364,288)	51,814
Other	18,085,906	21,676,446
Current portion of long-term debt	16,964,095	15,893,001

TOTAL CURRENT LIABILITIES	97,552,473	115,583,184
LONG-TERM DEBT, less current portion	271,104,411	284,273,097
DEFERRED INCOME TAXES	10,987,773	11,037,935
SHAREHOLDERS’ EQUITY
Serial Preferred Shares (authorized 1,000,000)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 21,644,152 and 21,590,012, respectively)	13,267,858	13,234,830
Additional paid-in capital	190,417,458	189,779,843
Accumulated other comprehensive income	(39,219,550)	(27,149,716)
Retained income	46,610,941	38,037,751

	211,076,707	213,902,708

	$590,721,364	$624,796,924

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED INCOME

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net sales	$152,737,962	$166,235,127	$317,997,865	$327,821,536
Costs and expenses
Cost of sales	102,446,520	109,100,449	208,815,783	213,733,136
Operating expenses	39,533,492	37,950,559	79,140,319	74,934,940
Interest, net	4,998,586	5,285,630	10,586,693	10,896,725

Total costs & expenses	146,978,598	152,336,638	298,542,795	299,564,801
Income before income taxes	5,759,364	13,898,489	19,455,070	28,256,735
Income taxes	2,578,000	5,840,000	8,287,000	11,866,000

Net income	$3,181,364	$8,058,489	$11,168,070	$16,390,735

Net income per Common Share	$.15	$.37	$.52	$.75
Dividends per Common Share	$.06	$.055	$.12	$.11
Weighted average number of Common Shares outstanding	21,624,005	21,721,268	21,613,600	21,788,430

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

	June 30,	June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,168,070	$16,390,735
Items not affecting use of cash Depreciation	17,051,268	17,272,381
Amortization of excess of cost over fair value of net assets of companies acquired	4,614,310	4,287,940
Amortization of other intangible assets	482,443	363,727
Cash flow provided by (used for) working capital Accounts receivable	14,782,412	(6,316,133)
Inventories	5,070,658	(722,841)
Prepaid expenses	495,957	3,614,934
Accounts payable and accrued expenses	(15,778,472)	(4,549,798)

Net cash provided by operating activities	37,886,646	30,340,945
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(7,480,000)	(404,137)
Additions to property, plant and equipment, net	(16,126,697)	(14,935,070)
Other	(650,474)	(763,530)

Net cash used for investing activities	(24,257,171)	(16,102,737)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt repayment	(6,000,000)	(4,000,000)
Net borrowing (repayment) of credit facility	(3,183,227)	(3,209,085)
Cash dividends paid	(2,594,880)	(2,379,948)
Proceeds from issuance of common stock	670,643	500,605
Repurchase of common stock	0	(4,867,423)

Net cash used for financing activities	(11,107,464)	(13,955,851)

INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS	2,522,011	282,357
CASH AND TEMPORARY CASH INVESTMENTS JANUARY 1	2,177,983	1,094,300

CASH AND TEMPORARY CASH INVESTMENTS JUNE 30	$4,699,994	$1,376,657

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2001

				Accumulated
			Additional	Other
	Comprehensive	Common	Paid-In	Comprehensive	Retained
	Income	Stock	Capital	Income	Income

December 31, 2000		$13,234,830	$189,779,843	$(27,149,716)	$38,037,751
Net Income	$11,168,070				11,168,070
Foreign Currency Translation Adjustment	(12,069,834)			(12,069,834)

Comprehensive Income	$(901,764)

Common Stock Issued		33,028	637,615
Dividends					$(2,594,880)

June 30, 2001		$13,267,858	$190,417,458	$(39,219,550)	$46,610,941

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

      In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000.

(2) Subsequent Event

      On August 7, 2001, the Company entered into an amendment of its Loan Agreement with a group of banks. The amendment revises the covenants related to maintenance of maximum leverage ratios, defined as total debt to earnings before interest, taxes, depreciation and amortization and minimum interest coverage ratios over the term of the agreement. The Company is in compliance with all of the covenants of the Loan Agreement as amended.

(3) Acquisitions

      In August 1999, the Company acquired substantially all of the assets of Dillen Products Companies (Dillen), a Middlefield, Ohio, manufacturer of horticultural containers. As provided for in the Asset Purchase Agreement, an additional payment of $7.5 million, which was based upon the earnings of Dillen during the 12 month period ended March 31, 2001, was paid during the quarter ended June 30, 2001. The acquisition of Dillen was accounted for under the purchase method of accounting and, accordingly, the additional consideration paid is reflected in the excess of cost over fair value of net assets acquired on the accompanying statement of consolidated financial position.

(4) Supplemental Disclosure of Cash Flow Information

      The Company made cash payments for interest expense of $4,737,000 and $5,082,000 for the three months ended June 30, 2001 and 2000, respectively. Cash payments for interest were $10,661,000 and $10,159,000 for the six months ended June 30, 2001 and 2000. Cash payments for income taxes totaled $8,005,000 and $9,949,000 for the three months ended June 30, 2001 and 2000. Cash payments for income taxes were $8,627,000 and $10,573,000 for the six months ended June 30, 2001 and 2000.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(5) Segment Information

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In Thousands)	2001	2000	2001	2000

Net Sales
Distribution of aftermarket repair products and services	$39,987	$40,564	$71,557	$74,530
Manufacturing of polymer products	116,089	129,253	252,799	259,977
Intra-segment elimination	(3,338)	(3,582)	(6,358)	(6,685)

	$152,738	$166,235	$317,998	$327,822

Income Before Income Taxes
Distribution of aftermarket repair products and services	$3,902	$3,593	$6,362	$6,450
Manufacturing of polymer products	9,644	18,064	29,136	37,757
Corporate	(2,788)	(2,473)	(5,456)	(5,053)
Interest expense — net	(4,999)	(5,286)	(10,587)	(10,897)

	$5,759	$13,898	$19,455	$28,257

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the quarter ended June 30, 2001 were down $13.5 million or 8 percent as the Company experienced sales declines in both of its business segments. Sales in the Manufacturing segment decreased $13.2 million or 10 percent while sales in the Distribution segment were down one percent from the prior year quarter. Excluding the contribution from acquired companies, manufacturing sales were down 14 percent as the economic slowdown in the U.S. and European industrial markets resulted in significantly lower sales volume in most of the Company’s product lines. The downturn in automotive, truck and recreational vehicle markets accelerated during the second quarter and continues to show no sign of significant recovery. For the six months ended June 30, 2001 net sales decreased $9.8 million or 3 percent compared with the same period in 2000. On a segment basis, sales in the distribution segment were down 4 percent, primarily reflecting lower unit volumes. Sales in the manufacturing segment decreased 3 percent as lower sales volumes offset the benefit of sales from acquired companies.

      Total sales and manufacturing segment sales were also negatively impacted by the translation effect of weaker foreign currencies, particularly the Euro, on sales of foreign businesses. As a result, total sales and sales in the manufacturing segment were reduced $2.6 million for the quarter and $5.5 million for the six month period ended June 30, 2001. Without the translation effect and excluding the impact of acquired businesses, total sales would have decreased 9 percent for the quarter and 4 percent for the six months, and manufacturing segment sales would have increased 12 percent for the quarter and 4 percent for the six months.

      Gross profit, expressed as a percentage of sales, fell to 32.9 percent for the quarter ended June 30, 2001 compared to 34.4 percent in the prior year. Weak business conditions and low demand in the manufacturing segment created strong price competition suppressing gross margins. In addition, the decrease in volume resulted in reduced coverage of fixed manufacturing cost. In the distribution segment, margins improved slightly reflecting a shift in sales mix to higher margin consumable supplies compared to capital equipment. For the six months ended June 30, 2001, overall gross margins dropped to 34.3 percent compared to 34.8 percent in the prior year. In the manufacturing segment, margins decreased slightly as the impact of low demand on pricing and higher fixed manufacturing expense offset the benefit of slightly lower raw material costs. In the distribution segment, favorable sales mix resulted in a slightly higher gross margin for the current six months period compared to the prior year.

      Total operating expenses increased $1.6 million or 4 percent for the quarter and $4.2 million or 6 percent for the six months ended June 20, 2001 compared with the same periods in 2000. Operating expenses, expressed as a percentage of sales, increased to 25.9 percent in the quarter and 24.8 percent for the six month period compared to 22.8 percent for the quarter and 22.9 percent for the six month period last year. The increase in operating expenses reflects primarily the impact of acquired companies while the decrease in operating leverage is a result of both the higher costs and reduced sales volume.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Con’t)

      Net interest expense decreased $287,000 or 5 percent for the quarter and $310,000 or 3 percent for the six months ended June 30, 2001 reflecting slightly lower average interest rates.

      The effective income tax rate for the quarter ended June 30, 2001 increased to 44.8 percent from 42.0 percent in the prior year. For the six months ended June 30, 2001, the effective tax rate increased to 42.6 percent compared to 42.0 percent in the prior year. These changes were due to an increase in the impact of non-deductible amortization expense as a result of lower pretax income.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $37.9 million for the six months ended June 30, 2001 compared with $30.3 million for the same period in the prior year. Long-term debt was reduced $13.2 million from December 31, 2000 and debt as a percentage of total capitalization was 57 percent at June 30, 2001. Working capital decreased from $103.7 million at December 31, 2000 to $97.9 million at June 20, 2001.

      Capital expenditures for the six months ended June 20, 2001 were $16.1 million and are anticipated to be in the range of $30 million to $35 million for the full year. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

MARKET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

      The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to change in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Risk and Derivative Financial Instruments (Con’t)

      Some of the Company’s subsidiaries operate in foreign countries and, as such, their financial results are subject to the variability that arises from exchange rate movements. The Company believes that foreign currency exchange rate fluctuations do not represent a significant market risk due to the nature of the foreign countries in which we operate, primarily Canada and Western Europe, as well as the size of those operations relative to the total Company.

      The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. As such, the cost of operations is subject to fluctuation as the market for these commodities changes. The Company monitors this risk but currently has no derivative contracts to hedge this risk, however, the Company also has no significant purchase obligations to purchase fixed quantities of such commodities in future periods.

PART II — OTHER INFORMATION

MYERS INDUSTRIES, INC.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 26, 2001, and the following matters were voted on at that meeting.

1.	At the election eleven Directors were voted upon. All of the Directors nominated were elected. The results of this voting are as follows:

		Votes
Name of Director	Votes for	Withheld

Stephen E. Myers	19,257,572	1,019,133
Milton I. Wiskind	19,240,806	1,035,899
Edwin P. Schrank	20,233,663	43,042
Karl S. Hay	20,145,221	131,484
Richard P. Johnston	20,233,609	43,096
Richard Osborne	20,242,953	33,752
Jon H. Outcalt	20,246,177	30,528
Samuel Salem	20,224,241	52,464
Michael Kane	20,206,933	69,772
Edward Kissel	20,227,637	49,068
Keith A. Brown	20,246,544	30,161

2.	Proposal to amend the Company’s Amended and Restated Employee Stock Purchase Plan to provide an additional 200,000 shares of Common Stock for issuance under the Plan.

For	19,259,139
Against	564,814
Abstain	452,752

3.	Proposal to amend Article 1, Sections 4 and 5, and Article X of the Company’s Amended and Restated Code of Regulations to allow shareholders to receive notices, proxies, annual reports and other such documents by mail or any other method which may in the future be allowed under Ohio law, such as by electronic or digital delivery methods.

For	20,120,087
Against	48,204
Abstain	108,414

Item 6. Exhibits and Reports on Form 8-K.

      (a)  Exhibits

      (c)  No reports on Form 8-K were filed during the quarter

PART II — OTHER INFORMATION

MYERS INDUSTRIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

8/13/2001	By: /s/ Gregory J. Stodnick

Date	Gregory J. Stodnick Vice President-Finance Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)