Form 10-Q
period 2001-09-30
MYERS INDUSTRIES INC
filed 2001-11-13
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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
Yes     X    .   No            .

     As of October 31, 2001, the number of shares outstanding of the issuer’s Common Stock was:

23,846,878
===========

PART 1 — FINANCIAL INFORMATION
MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

	September 30,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$5,989,019	$2,177,983
Accounts receivable-less allowances of $3,623,000 and $3,644,000, respectively	107,729,359	125,921,325
Inventories
Finished and in-process products	58,115,748	66,143,998
Raw materials and supplies	21,340,720	22,660,460

	79,456,468	88,804,458
Prepaid expenses	1,618,959	2,403,487

Total Current Assets	194,793,805	219,307,253

OTHER ASSETS
Excess of cost over fair value of net assets of companies acquired	192,001,820	194,205,707
Patents and other intangible assets	2,974,184	2,955,593
Other	4,616,990	4,130,671

	199,592,994	201,291,971

PROPERTY, PLANT & EQUIPMENT, AT COST
Land	7,372,758	7,365,005
Buildings and leasehold improvements	74,188,626	72,727,170
Machinery and equipment	278,676,507	266,506,306

	360,237,891	346,598,481
Less allowances for depreciation and amortization	166,557,349	145,093,735

	193,680,542	201,504,746

	$588,067,341	$622,103,970

PART I — FINANCIAL INFORMATION
MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

	September 30,	December 31,
	2001	2000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$36,380,421	$49,964,169
Accrued expenses
Employee compensation	24,582,315	25,516,152
Taxes, other than income taxes	2,627,619	2,481,602
Income taxes	503,789	51,814
Other	15,044,085	18,983,492
Current portion of long-term debt	17,345,765	15,893,001

TOTAL CURRENT LIABILITIES	96,483,994	112,890,230
LONG-TERM DEBT, less current portion	261,577,625	284,273,097
DEFERRED INCOME TAXES	10,973,000	11,037,935
SHAREHOLDERS’ EQUITY
Serial Preferred Shares (authorized 1,000,000)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 23,818,828 and 23,749,013, respectively)	14,486,199	13,234,830
Additional paid-in capital	217,263,246	189,779,843
Accumulated other comprehensive income	(31,654,918)	(27,149,716)
Retained income	18,938,195	38,037,751

	219,032,722	213,902,708

	$588,067,341	$622,103,970

PART I — FINANCIAL INFORMATION
MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED INCOME

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2001	2000	2001	2000

Net sales	$141,446,944	$153,547,329	$459,444,809	$481,368,864
Costs of Sales	95,476,662	105,731,685	304,292,445	319,464,820

Gross Profit	45,970,282	47,815,644	155,152,364	161,904,044
Operating Expenses	38,280,216	36,830,601	117,420,535	111,765,543

Operating Income	7,690,066	10,985,043	37,731,829	50,138,501
Interest Expense	4,426,271	5,580,634	15,012,964	16,477,357

Income Before Income Taxes	3,263,795	5,404,409	22,718,865	33,661,144
Income Taxes	1,573,000	2,255,000	9,860,000	14,121,000

Net Income	$1,690,795	$3,149,409	$12,858,865	$19,540,144

Net income per Common Share*	$.07	$.13	$.54	$.82
Dividends per Common Share*	$.06	$.055	$.17	$.15
Weighted average number of Common Shares outstanding*	23,816,566	23,745,197	23,788,242	23,897,048

*Adjusted for a ten percent stock dividend in August, 2001.

PART I — FINANCIAL INFORMATION
MYERS INDUSTRIES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	September 30,	September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,858,865	$19,540,144
Items not affecting use of cash
Depreciation	25,571,303	25,955,460
Amortization of excess of cost over fair value of net assets of companies acquired	6,918,001	6,495,338
Amortization of other intangible assets	703,830	583,084
Cash flow provided by (used for) working capital
Accounts receivable	16,608,058	(6,681,771)
Inventories	8,611,798	(6,147,712)
Prepaid expenses	755,890	4,071,817
Accounts payable and accrued expenses	(16,917,199)	(81,255)

Net cash provided by operating activities	55,110,546	43,735,105

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(7,480,000)	(404,137)
Additions to property, plant and equipment, net	(19,785,652)	(22,686,658)
Other	(1,100,502)	(946,660)

Net cash used for investing activities	(28,366,154)	(24,037,455)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt repayment	(9,000,000)	(6,000,000)
Net borrowing (repayment) of credit facility	(10,725,372)	(203,631)
Cash dividends paid	(4,024,008)	(3,674,475)
Proceeds from issuance of common stock	816,024	631,589
Repurchase of common stock	0	(5,531,498)

Net cash used for financing activities	(22,933,356)	(14,778,015)

INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS	3,811,036	4,919,635

CASH AND TEMPORARY CASH INVESTMENTS JANUARY 1	2,177,983	1,094,300

CASH AND TEMPORARY CASH INVESTMENTS SEPTEMBER 30	$5,989,019	$6,013,935

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

				Accumulative
			Additional	Other
	Comprehensive	Common	Paid-In	Comprehensive	Retained
	Income	Stock	Capital	Income	Income

December 31, 2000		$13,234,830	$189,779,843	($27,149,716)	$38,037,751
Net Income	$12,858,865				12,858,865
Foreign Currency Translation Adjustment	(4,505,202)			(4,505,202)

Comprehensive Income	$8,353,663

Common Stock Issued		39,392	776,632
10% Stock Dividend		1,211,977	26,706,771		(27,934,413)
Dividends					(4,024,008)

September 30, 2001		$14,486,199	$217,263,246	($31,654,918)	$18,938,195

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

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000. Certain amounts in the fiscal 2000 financial statements have been reclassified in order to conform with the fiscal year 2001 presentation.

(2) Supplemental Disclosure of Cash Flow Information

     The Company made cash payments for interest expense of $4,405,000 and $5,846,000 for the three months ended September 30, 2001 and 2000, respectively. Cash payments for interest totaled $15,066,000 and $16,005,000 for the nine months ended September 30, 2001 and 2000. Cash payments for income taxes totaled $1,002,000 and $4,365,000 for the three months ended September 30, 2001 and 2000. Cash payments for income taxes were $9,629,000 and $14,938,000 for the nine months ended September 30, 2001 and 2000.

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

     Sales to external customers for manufactured plastic products were $90.1 million for the quarter and $312.1 million for the nine months ended September 30, 2001 while sales of rubber products were $11.2 million and $35.6 million for the quarter and year to date periods, respectively. In the prior year, sales of plastic products to external customers were $99.4 million for the quarter and $324.5 million for the nine months ended September 30, 2000 while sales of rubber products were $12.4 million for the quarter and $40.6 million for the quarter and year-to-date periods, respectively.

     Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income general corporate overhead expenses and interest expenses are not included.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands)	2001	2000	2001	2000

Net Sales
Distribution of aftermarket repair products and services	$40,172	$41,737	$111,729	$116,267
Manufacturing of polymer products	104,887	115,311	357,686	375,288
Intra-segment elimination	(3,612)	(3,501)	(9,970)	(10,186)

	$141,447	$153,547	$459,445	$481,369

Income Before Income Taxes
Distribution of aftermarket repair products and services	$4,577	$4,276	$10,939	$10,726
Manufacturing of polymer products	5,915	9,152	35,051	46,909
Corporate	(2,802	(2,443)	(8,258)	(7,497)
Interest expense — net	(4,426)	(5,581)	(15,013)	(16,477)

	$3,264	$5,404	$22,719	$33,661

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the quarter ended September 30, 2001 were $141.4 million, a decrease of 8 percent from the $153.5 million reported in 2000. The Company experienced declines in both of its business segments. Distribution segment sales were down $1.6 million or 4 percent reflecting lower volume, particularly for capital equipment. Sales in the Manufacturing segment decreased $10.4 million or 9 percent as general economic conditions resulted in weak demand in most of the Company’s markets. Within the Manufacturing segment, sales of plastic products were down 9 percent for the quarter while sales of rubber products were 6 percent lower than the prior year period. There was no material impact on sales for the quarter as a result of foreign currency changes on sales of the Company’s foreign businesses.

     For the nine months ended September 30, 2001, net sales were $459.4 million, a decrease of $21.9 million or 5 percent compared with the prior year. On a segment basis, sales in the Distribution segment were down 4 percent reflecting lower unit volumes while sales in the Manufacturing segment decreased 5 percent based on lower volume which offset the contribution of acquired companies not included in the prior year. Excluding the impact from these acquisitions, total sales would have decreased 7 percent and Manufacturing segment sales would have declined 8 percent. Within the Manufacturing segment, excluding the impact of acquired companies, sales of plastic products were down 8 percent for the nine months ended September 30, 2001, while sales of rubber products declined 10 percent compared with the prior year period.

     Cost of sales decreased 10 percent for the quarter ended September 30, 2001 and gross profit, expressed as a percentage of sales, improved to 32.5 percent from 31.1 percent in the prior year. In the Distribution segment, margins improved slightly based on a continuing shift in sales mix to consumable supplies compared to lower margin capital equipment. In the Manufacturing segment, margins also improved slightly as raw material costs declined sharply during the quarter which offset the decreased absorption of fixed manufacturing costs resulting from lower production levels.

     For the nine months ended September 30, 2001, cost of sales decreased 5 percent and gross profit, expressed as a percentage of sales was essentially unchanged at 33.8 percent compared with 33.6 percent in the prior year. On a segment basis, Distribution margins improved slightly reflecting a shift in sales mix to higher margin supplies while Manufacturing margins declined slightly as the impact of low demand and the resulting increase in unabsorbed fixed manufacturing expenses offset the benefit of lower raw material costs.

     Total operating expenses increased $1.4 million or 4 percent for the quarter and $5.7 million or 5 percent for the nine months ended September 30, 2001. Expressed as a percentage of sales, operating expenses were 27.1 percent for the quarter and 25.6 percent

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Con’t)

for the nine months ended September 30, 2001, compared with 24.0 percent and 23.2 percent for the same periods in the prior year. The increase in operating expense is primarily due to the impact of acquired companies while the decrease in operating leverage is a result of both the higher costs and reduced sales volume in the current year periods.

     Net interest expense decreased $1.2 million or 21 percent for the quarter and $1.5 million or 9 percent for the nine months ended September 30, 2001 compared with the prior year periods, primarily as a result of lower interest rates.

     The effective income tax rate for the quarter ended September 30, 2001 was 48.2 percent compared with 41.7 percent in the prior year. For the nine months ended September 30, 2001, the effective tax rate was 43.4 percent compared to 42.0 percent in the prior year. These changes reflect the significantly greater impact of non-deductible amortization expense as a result of lower pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $55.1 million for the nine months ended September 30, 2001 compared with $43.7 million for same period in the prior year. Long-term debt was reduced $22.7 million from December 31, 2000 and debt as a percentage of total capitalization was 56 percent at September 30, 2001. Working capital decreased from $106.4 million at December 31, 2001 to $98.3 million at September 30, 2001.

     Capital expenditures for the nine months ended September 30, 2001 were $19.8 million and are anticipated to be in the range of $23 million to $27 million for the full year. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

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

     The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. As such, the cost of operations is subject to fluctuation as the market for these commodities changes. The Company monitors this risk but currently has no derivative contracts to hedge this risk, however, the Company also has no significant purchase obligations to purchase fixed quantities of such commodities in future priods.

ACCOUNTING STANDARDS FOR BUSINESS COMBINATIONS AND GOODWILL

     The Financial Accounting Standards Boards recently issued Statement of Financial Accounting Standard No. 141 (SFAS 141), “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” The statements are effective for the Company on January 1, 2002. These statements will result in modifications relative to the Company’s accounting for goodwill and other intangible assets. Specifically, the Company will cease goodwill and certain intangible asset amortization beginning January 1, 2002. Upon adopting the new standards and cessation of amortization for goodwill, the Company anticipates increases in annual income before taxes of $9.2 million and earnings per share of approximately $.30 per share. Additionally, intangible assets, including goodwill, will be subject to new impairment testing criteria. Other than the impact of earnings of intangible asset amortization, the Company has not had ample time to evaluate the impact of adoption on the Company’s financial statements, including the possible impairment of goodwill recorded on the current balance sheet.

PART II — OTHER INFORMATION

MYERS INDUSTRIES, INC.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

14. (A)(3) Exhibits

3(a)	MYERS INDUSTRIES, INC. AMENDED AND RESTATED ARTICLES OF INCORPORATION. Reference is made to Exhibit (3)(a) to Form 10-Q filed with the Commission on May 17, 1999.

3(b)	MYERS INDUSTRIES, INC. AMENDED AND RESTATED CODE OF REGULATIONS. Reference is made to Exhibit (3)(ii) to Form10-Q filed with the Commission on May 14, 1997.

10(a)	MYERS INDUSTRIES, INC. AMENDED AND RESTATED EMPLOYEE STOCK PURCHASE PLAN. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.

10(b)	FORM OF INDEMNIFICATION AGREEMENT FOR DIRECTORS AND OFFICERS.*Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.

10(c)	MYERS INDUSTRIES, INC. AMENDED AND RESTATED 1992 STOCK OPTION PLAN. *Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.

10(d)	MYERS INDUSTRIES, INC. AMENDED AND RESTATED DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 30, 2001.

10(e)	MYERS INDUSTRIES, INC. 1997 INCENTIVE STOCK PLAN. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*

10(f)	MYERS INDUSTRIES, INC. 1999 INCENTIVE STOCK PLAN. Reference is made to Exhibit 10.1 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*

10(g)	MILTON I. WISKIND SUPPLEMENTAL COMPENSATION AGREEMENT. Reference is made to Exhibit 10 to Form 10-Q filed with the Commission on May 14, 1997.*

10(h)	MYERS INDUSTRIES, INC. EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN. Reference is made to Exhibit 10(h) to Form 10-K filed with the Commission on March 26, 1998.*

10(i)	LOAN AGREEMENT BETWEEN MYERS INDUSTRIES, INC. AND BANC ONE, MICHIGAN, AGENT (F/K/A NBD BANK) DATED AS OF FEBRUARY 3, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on February 19,1999.

10(j)	FIRST AMENDMENT TO LOAN AGREEMENT AMONG MYERS INDUSTRIES, INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN, AS AGENT FOR THE LENDERS, DATED AS OF AUGUST 2, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on August 13,1999.

10(k)	ANNEX 1 TO FIRST AMENDMENT LOAN AGREEMENT, BEING THE LOAN AGREEMENT, AS AMENDED, AMONG MYERS INDUSTRIES, INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN, AS AGENT FOR THE LENDERS, DATED AS OF AUGUST 2, 1999. Reference is made to Exhibit 10(c) to Form 8-K filed with the Commission on August 13,1999.

10(l)	SECOND AMENDMENT TO LOAN AGREEMENT AMONG MYERS INDUSTRIES, INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN, AS AGENT FOR THE LENDERS, DATED AS OF AUGUST 2, 2000. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 30, 2001.

10(m)	THIRD AMENDMENT TO LOAN AGREEMENT AMONG MYERS INDUSTRIES, INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN, AS AGENT FOR THE LENDERS, DATED AS OF OCTOBER 6, 2000. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 30, 2001.

10(n)	FOURTH AMENDMENT TO LOAN AGREEMENT AMONG MYERS INDUSTRIES, INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN, AS AGENT FOR THE LENDERS, DATED AS OF DECEMBER 31, 2000. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 30, 2001.

10(o)	FIFTH AMENDMENT TO LOAN AGREEMENT AMONG MYERS INDUSTRIES, INC., THE FOREIGN SUBSIDIARY BORROWERS AND BANK ONE, MICHIGAN, AS AGENT FOR THE LENDERS, DATED AS OF AUGUST 7, 2001.

21	Subsidiaries of the Registrant

*	Indicates executive compensation plan or arrangement.

14.(B) REPORTS ON FORM 8-K. None

14.(C) EXHIBITS. See subparagraph 14(A)(3) above.

(b) Form 8-K

No Reports on Form 8-K were filed during the quarter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

11/13/01 Date	By: \s\ Gregory J. Stodnick Gregory J. Stodnick Vice President-Finance Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)