Form 10-K
period 2001-12-31
MYERS INDUSTRIES INC
filed 2002-03-27
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number 1-8524

MYERS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-0778636
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

1293 S. Main Street, Akron, Ohio	44301	(330) 253-5592
(Address of Principal Executive Offices)	(Zip Code)	(Telephone Number)

Securities Registered Pursuant to	Name of Each Exchange
Section 12(b) of the Act:	on which registered:
Common Stock, Without Par Value	New York Stock Exchange
(Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X]  No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002: $263,645,212. Indicate the number of shares outstanding of registrant’s common stock as of February 28, 2002: 23,860,537 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of Registrant’s Notice of 2002 Annual Meeting and Proxy Statement, dated March 18, 2002, in Part III (Items 10, 11, 12 and 13)

CROSS REFERENCE SHEET

PURSUANT TO FORM 10-K GENERAL INSTRUCTION G(4)

Part/Item	Form 10-K Heading	Reference Material

III/10	Directors and Executive Officers of the Registrant	Proxy Statement(1) pages 4 through 9

III/11	Executive Compensation	Proxy Statement pages 9 through 13

III/12	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement pages 4 through 7, page 11, and page 17

III/13	Certain Relationships and Related Transactions	Proxy Statement Page 8

(1)	Registrant’s Notice of 2002 Annual Meeting of Shareholders and Proxy Statement

PART I

ITEM 1.	Business

     (a) General Development of Business

      In 2001, Myers Industries, Inc. (Company) experienced lower sales ending a nine year run of annual increases and record sales. In addition, net income declined, as the recession that began in 2000 accelerated and created weak demand in most markets served by the Company’s operations. The fourth quarter, typically a strong one for the Company, was particularly weak.

      Net sales for the fourth quarter were $148.5 million, a decrease of 13 percent from the same period last year. Net income of $2.3 million was down 48 percent compared to $4.5 million in the fourth quarter of 2000 and net income per share of $.10 declined 47 percent compared with $.19 last year.

      For the year, net sales were $608.0 million, a decrease of 7 percent from the $652.7 million reported last year. Net income was $15.2 million or $.64 per share, a decline of 37 percent from the $24.0 million and $1.01 per net share income in fiscal 2000.

      Despite the challenges, the Company remained profitable and there were some positive gains made. Cash flow from operations was a record $76.8 million and the Company was able to reduce total debt by $35.3 million. In addition, cash dividends were increased for the 26th consecutive year.

     (b) Financial Information About Industry Segments

      The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

     (c) Description of Business

      The Company conducts its business activities in two segments, Manufacturing and Distribution. For the fiscal year ended December 31, 2001, the Manufacturing Segment generated approximately 75% of sales, while the Distribution Segment contributed approximately 25% of sales.

      Our Manufacturing segment designs, manufactures, and markets a variety of plastic and rubber products, ranging from plastic material handling containers and storage boxes to rubber OEM parts and tire repair materials. These products are made through a variety of molding processes in 25 facilities located throughout North America and Europe.

      Our Distribution Segment is engaged in the distribution of tools, equipment, and supplies used for tire and wheel service and automotive underbody repair. The Distribution Segment operates through 43 branches located in major cities throughout the United States and in foreign countries through export and businesses in which we hold an equity interest.

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

      Key Manufactured Product Areas

•	Reusable Plastic Material Handling Containers
•	Plastic Planters
•	Plastic Storage & Organization Products
•	Plastic Storage Tanks
•	Plastic and Metal Material Handling Carts
•	Rubber OEM & Replacement Parts

•	Tire Repair & Retreading Products
•	Custom Rubber Sheet Stock
•	Reflective Highway Marking Products

      Product Brands

•	Buckhorn
•	Akro-Mils
•	Allibert Équipement
•	Ameri-Kart
•	Buckhorn Rubber
•	Dillen
•	Listo
•	Patch Rubber
•	raaco

      Manufacturing Capabilities

•	Plastic & Rubber Injection Molding
•	Compression Molding
•	Winding Extrusion
•	Vacuum Forming
•	Rotational Molding
•	Rubber Compounding & Calendering
•	Rubber-to-Metal Bonding

      Representative Markets

•	Agriculture
•	Automotive
•	Chemical
•	Construction
•	Consumer
•	Food Processing & Distribution
•	General Industrial
•	Healthcare
•	Horticulture
•	Marine/ Watercraft
•	Recreational Vehicle
•	Telecommunications
•	Tire Repair & Retread
•	Transportation
•	Waste Collection
•	Water Control

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

      Growers, retailers, and consumers use our plastic planters and trays to create plant and floral displays. We manufacture a broad line of indoor/outdoor decorative planters, pots, bowls, window boxes, urns, and grower containers and trays; we are also North America’s largest producer of hanging baskets. These items serve the needs of the grower at greenhouses and nurseries, as well as retail garden centers, home centers, and mass merchandisers such as Target®, K-Mart®, and Wal-Mart®.

      For consumers, we adapt storage solutions for industry to home and office settings. Our popular KeepBox®containers help consumers organize everything from holiday decorations to school supplies. Storage organizers and cabinets provide efficient storage for small items and accessories in the home workshop or at the office. Hobbyists and craftsmen use our popular CraftDesign® products for efficient, portable storage of craft, sewing, and art supplies.

      Part of our product line is plastic storage tanks used for storage and transport of a wide variety of solid and liquid materials. These tanks are produced in the United States using rotational molding and in Europe with both winding extrusion and rotational molding. Our extruded tanks are primarily used for storage in industries such as chemical and water treatment and are an effective alternative to stainless steel tanks, giving customers the same performance for a lower price. For industries such as agriculture, plastics, and food, our roto-molded tanks are commonly used as intermediate bulk containers (IBCs), transporting material from one location to another or as a temporary storage vessel; these uses are often “returnable” applications, in which the tanks can be reused for multiple round trips in a closed loop distribution system.

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

      Our calendered rubber sheet stock is used in many applications. The telecommunications industry splices cabling with our specialty tapes. In the mining industry, our materials are used to create linings for material handling conveyor systems. Another of our custom sheet stocks is used as the base material to produce the world’s top-selling line of golf grips, “Golf Pride®”.

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

      The Company’s Manufacturing business is dependent upon outside suppliers for raw materials, principally polyethylene, polypropylene, polystyrene and synthetic and natural rubber. We believe that the loss of any one supplier or group of suppliers would not have a materially adverse effect on our business, since in most instances identical or similar materials are readily obtainable from other suppliers.

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

      Key Distribution Products

•	Tire Valves & Accessories
•	Tire Changing & Balancing Equipment
•	Lifts & Alignment Equipment
•	Service Equipment & Tools
•	Tire Repair/ Retread Equipment & Supplies

      Product Brand

•	Myers Tire Supply

      Capabilities

•	International Distribution
•	Broad Sales Coverage
•	Personalized Service
•	Customer Product Training
•	National Accounts

      Representative Markets

•	Retail Tire Dealers
•	Truck Tire Dealers
•	Auto Dealers
•	Commercial Auto & Truck Fleets
•	Tire Retreaders
•	General Repair Facilities

      Within the continental United States, we provide widespread distribution and sales coverage from 43 branches in 31 states. Each branch operates as a profit center and is staffed by a branch manager, salespeople, office, warehouse, and delivery personnel.

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

      An essential element of our success in the Distribution segment is our 170 sales representatives, who deliver personalized service on a local level. Customers rely on Myers’ sales representatives to introduce the latest tools and technologies and provide training in new product features and applications. Representatives also teach the proper use of diagnostic equipment, and present on-site workshops demonstrating industry approved techniques for tire repair and undercar service.

Competition

      Competition in the Manufacturing segment is substantial and varied in form and size from manufacturers of similar products and of other products which can be readily substituted for those produced by the Company. Competition in the Distribution segment is generally from local and regional businesses.

Employees

      As of December 31, 2001 the Company had a total of 4,114 full-time and part-time employees. Of these employees, 3,393 were engaged in the Manufacturing segment, 623 were employed in the Distribution segment and 98 were employed at the Company’s corporate offices. Approximately 10% of the Company’s employees are members of unions, however, in certain countries in which the Company operates union membership is not known due to confidentiality laws. The Company believes it has a good relationship with its union employees.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

      The Response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this Report.

ITEM 2.	Properties

      The following table sets forth by segment certain information with respect to properties owned by the Registrant:

Distribution:

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Warehousing
Akron, Ohio	31,000	2	Warehousing
Pomona, California	17,700	1	Sales and distribution
Englewood, Colorado	9,500	1	Sales and distribution
San Antonio, Texas	4,500	1	Sales and distribution
Phoenix, Arizona	8,200	1	Sales and distribution
Akron, Ohio	8,000	1	Leased to non-affiliated party
Houston, Texas	7,900	1	Sales and distribution
Indianapolis, Indiana	7,800	2	Sales and distribution
Cincinnati, Ohio	7,500	1	Sales and distribution
York, Pennsylvania	7,400	3	Sales and distribution
Atlanta, Georgia	7,000	1	Sales and distribution
Minneapolis, Minnesota	5,500	1	Sales and distribution
Charlotte, North Carolina	5,100	1	Sales and distribution
Syracuse, New York	4,800	1	Sales and distribution
Franklin Park, Illinois	4,400	1	Sales and distribution

Manufacturing:

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Gaillon, France	500,000	23	Manufacturing and distribution
Middlefield, Ohio	400,000	24	Manufacturing and distribution
Nykobing, Falster Denmark	227,000	68	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Dawson Springs, Kentucky	209,000	36	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Hannibal, Missouri	196,000	10	Manufacturing and distribution
Sparks, Nevada	185,000	11	Manufacturing and distribution
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, N. Carolina	172,000	20	Manufacturing and distribution
Shelbyville, Kentucky	160,000	8	Manufacturing and distribution
Sandusky, Ohio	155,000	8	Manufacturing and distribution
Bristol, Indiana	139,000	12	Manufacturing and distribution
Akron, Ohio	121,000	17	Manufacturing and distribution
Gloucester, England	118,000	3	Manufacturing and distribution
Dayton, Ohio	85,000	5	Manufacturing and distribution
Palua De Plegamans, Spain	85,000	7	Manufacturing and distribution
Prunay, France	71,000	4	Manufacturing and distribution
Goddard, Kansas	62,000	7	Manufacturing and distribution
Santa Perpetua De Mogoda, Spain	61,000	3	Manufacturing and distribution
Fostoria, Ohio	50,000	3	Manufacturing and distribution
Akron, Ohio	49,000	6	Manufacturing and distribution
Surrey, B.C., Canada	42,000	3	Manufacturing and distribution
Ontario, California	40,000	2	Distribution and warehousing
Mebane, North Carolina	30,000	5	Manufacturing and distribution
Maia, Portugal	13,000	3	Sales and distribution

      The following table sets forth by segment certain information with respect to facilities leased by the Registrant:

Manufacturing

	Approximate
	Floor Space	Expiration Date
Location	(Square Feet)	of Lease	Use

Cassopolis, Michigan	210,000	October 31, 2005	Manufacturing and distribution
Droitwich, England	73,000	December 31, 2002	Sales and distribution
Mulheim, Germany	54,000	December 31, 2005	Sales and distribution
Brampton, Ontario, Canada	43,000	September 30, 2005	Sales and distribution
Nanterre Cedex, France	25,000	April 30, 2008	Administration and sales
Milford, Ohio	22,000	August 31, 2006	Sales and distribution
Nivelles, Belgium	14,000	March 14, 2006	Sales and distribution
Orbassano, Italy	3,000	December 31, 2006	Sales and distribution

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

      There are no material pending legal proceedings other than ordinary routine litigation incidental to the Registrant’s business.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended December 31, 2001, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant

      Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

		Years as
Name	Age	Executive Officer	Title

Stephen E. Myers	59	29	President and Chief Executive Officer
Milton I. Wiskind	76	30	Senior Vice President and Secretary
Gregory J. Stodnick	59	22	Vice President — Finance
Jean-Paul Lesage	57	2	Vice President
Kevin C. O’Neil	46	3	Assistant Secretary

      Each executive officer has been principally employed in the capacities shown or similar ones with the Registrant for over the past five years with the exception of Mr. O’Neil who consults as Assistant Secretary.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant’s Directors, certain of its executive officers and persons who own more than ten percent of its Common Stock (“Insiders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange, Inc., and to furnish the Company with copies of all such forms they file. The Company understands from the information provided to it by the Insiders that they adhered to all filing requirements applicable to the Section 16 Filers, except that Mr. Wiskind sold 2,640 shares in October, 2001, which was reported on his February 2002 Form 4.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 2001 was 2,200. High and low stock prices and dividends for the last two years were:

	Sales Price
2001			Dividends
Quarter Ended	High	Low	Paid

March 31	14.55	10.01	.055
June 30	14.18	11.14	.055
September 30	13.82	10.70	.06
December 31	14.58	10.90	.06

	Sales Price
2000			Dividends
Quarter Ended	High	Low	Paid

March 31	13.22	9.66	.05
June 30	11.83	8.88	.05
September 30	12.95	9.09	.055
December 31	13.41	8.75	.055

ITEM 6.	Selected Financial Data

	2001	2000	1999	1998	1997

Operations for the Year
Net sales	$607,950,431	$652,659,900	$580,760,740	$392,019,900	$339,625,585
Cost of sales	403,011,346	435,081,945	367,635,460	256,506,103	232,376,615
Selling	88,020,857	85,632,525	83,352,607	47,959,466	39,322,295
General and administrative	70,979,067	68,675,568	60,265,518	38,181,368	29,613,322
Interest — net	18,699,142	22,360,255	15,205,809	887,873	247,570

	580,710,412	611,750,293	526,459,394	343,534,810	301,559,802

Income before income taxes	27,240,019	40,909,607	54,301,346	48,485,090	38,065,783
Income taxes	12,049,000	16,909,000	23,125,000	19,806,000	15,727,000

Net Income	$15,191,019	$24,000,607	$31,176,346	$28,679,090	$22,338,783

Net income per share*	$0.64	$1.01	$1.28	$1.18	$0.91

Financial Position — at Year End
Total Assets	$582,166,378	$622,103,970	$600,409,632	$306,707,788	$224,077,922

Current assets	196,618,597	219,307,253	206,990,990	153,650,201	107,426,627
Current liabilities	104,899,238	112,890,230	102,244,419	51,233,510	39,643,522

Working capital	91,719,359	106,417,023	104,746,571	102,416,691	67,783,105
Other assets	194,811,960	201,291,971	203,923,134	43,614,594	26,100,386
Property, plant and equipment — net	190,735,821	201,504,746	189,495,508	109,442,993	90,550,909
Less:
Long-term debt	247,145,234	284,273,097	280,103,906	48,832,240	4,261,257
Deferred income taxes	12,595,697	11,037,935	10,314,490	3,953,185	3,496,196

Shareholders’ Equity	$217,526,209	$213,902,708	$207,746,817	$202,688,853	$176,676,947

Common Shares Outstanding*	23,847,694	23,749,013	24,184,810	24,407,959	24,329,210
Book Value Per Common Share*	$9.12	$9.01	$8.59	$8.30	$7.26

Other Data
Dividends paid	$5,454,870	$4,969,876	$4,626,471	$4,027,721	$3,529,921
Dividends paid per Common Share*	0.23	0.21	0.19	0.17	0.14

Average Common Shares Outstanding during the year*	23,801,899	23,862,568	24,401,973	24,363,691	24,581,382

*	Adjusted for the ten percent stock dividends paid in August, 2001, August, 2000, August, 1999 and August 1997.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

2001 Results of Operations

      For the year ended December 31, 2001, net sales of $608.0 million were down 7 percent from the $652.7 million in 2000. Net income for 2001 of $15.2 million or $.64 per share decreased 37 percent from the $24.0 million and $1.01 per share reported in 2000.

      The Company experienced sales declines in both of its business segments. Distribution segments sales were down $7.2 million or 5 percent reflecting lower unit volumes, particularly for capital equipment. In the Manufacturing segment, sales decreased $37.7 million or 7 percent from the prior year as the Company experienced sharply lower demand brought on by the general recession and global economic slowdown affecting most of the industrial markets we serve. In addition, competitive pressures and lower raw material costs resulted in conditions to maintain or lower selling prices for most of the Company’s product lines and markets. Excluding the impact of acquired companies, sales in the manufacturing segment would have declined 10 percent and total sales would be down 9 percent for the year. The translation effect of foreign currencies, primarily the euro, did not have a material impact with a difference of less than one percent on the sales amounts as reported.

      Cost of sales decreased $32.1 million or 7 percent, reflecting the significant drop in fiscal 2001 sales. Gross profit, expressed as a percentage of sales, improved slightly to 33.7 percent for the year ended December 31, 2001, compared with 33.3 percent in the prior year. In the distribution segment, margins improved slightly reflecting a shift in sales mix to higher margin supplies versus capital equipment. In the manufacturing segment, margins were virtually unchanged as a benefit of lower raw material costs were offset by slightly lower selling prices and a decrease in the absorption of fixed manufacturing costs resulting from reduced production.

      Total operating expenses increased $4.7 million, or 3 percent, to $159.0 million. The increase in fiscal 2001 reflects the full year impact of expenses of companies acquired in the fourth quarter of last year as well as the amortization of related goodwill. In addition, the Company experienced substantially higher costs for medical insurance and bad debt expense, including approximately $1.0 million as a result of the K-Mart bankruptcy filing in January 2002. Expressed as a percentage of sales, operating expenses were 26.1 percent in 2001 compared with 23.6 percent in 2000. This decrease in operating expense leverage is a result of both the higher costs and reduced sales volume in the current year.

      Net interest expense for 2001 decreased $3.7 million or 16 percent compared with the prior year. This decrease reflects primarily the impact of lower interest rates. In addition, the Company reduced total debt by $35.3 million in fiscal 2001 and, therefore, received the benefit of lower average borrowing levels.

      Income taxes as a percent of income before taxes was 44.2 percent compared to 41.3 percent in the prior year. The higher effective tax rate reflects the more significant impact of non-deductible goodwill amortization resulting from lower pretax income combined with higher foreign tax rate difference.

2000 Results of Operations

      Net sales for the year ended December 31, 2000, increased $71.9 million or 12 percent to a record $652.7 million. Excluding contributions from acquisitions, total net sales would have increased 3 percent. Sales in the distribution segment decreased 2 percent for the year as sales of capital equipment, the more cyclical part of the distribution segment, continued to be weak. In the manufacturing segment, sales increased 18 percent over the comparable 12 months. Excluding acquisitions, sales in the manufacturing segment increased 5 percent for the year. The translation effect of the euro reduced total sales and manufacturing segment sales by $20.0 million for the year. Without the translation effect and excluding acquisitions, both total sales and manufacturing segment sales would have increased 6 percent for the year.

      Cost of sales increased $67.4 million, or 18 percent, reflecting the higher sales levels and increased cost of raw materials, mainly plastic resins, which reduced gross profit as a percentage of sales from 36.7 percent in 1999 to 33.3 percent in 2000.

      Total operating expenses increased $10.7 million, or 7 percent, to $154.3 million. Included in fourth quarter 2000 administrative expense were costs of approximately $3.2 million related to the closing of the Company’s Dayton, Ohio manufacturing facility. These costs were primarily to cover the estimated loss on disposition of the land, buildings, machinery and equipment and other fixed assets used at the closed facility. Expressed as a percentage of sales, operating expenses were 23.6 percent in 2000 and 24.7 percent in 1999. This improvement reflects the benefit from greater integration of the various acquisitions made in 1999.

      Net interest expense increased $7.2 million to $22.4 million for the year. This increase reflects the higher average borrowing levels resulting from acquisitions combined with slightly higher rates.

      Income taxes as a percent of income before taxes was 41.3 percent for 2000 compared to 42.6 percent in the prior year. This decrease is attributable to foreign tax rate differences.

Financial Condition

Liquidity and Capital Resources

      In 2001, the Company generated cash from operating activities of $76.8 million. Investments in property, plant and equipment were $25.2 million. In 2001, total debt was reduced by $35.3 million and debt as a percentage of total capitalization was reduced from 58 percent to 55 percent. At December 31, 2001, the Company had working capital of $91.7 million and a current ration of 1.9 to 1.

      At December 31, 2001, available borrowing under the Company’s revolving credit facility was approximately $47 million. In addition, there is an uncommitted $25 million springing facility. During the next five years management anticipates on-going capital expenditures in the range of $25 to $30 million annually. Cash flows from operations and funds available under existing credit facilities will provide the Company’s primary source of future financing. Management believes that it has sufficient financial resources to meet anticipated business requirements in the foreseeable future, including capital expenditures, dividends, working capital and debt service.

Market Risk and Derivative Financial Instruments

      The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2001, if market interest rates increased one percent, the Company’s interest expense would increase approximately $2.5 million.

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

      The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. As such, the cost of operations is subject to fluctuation as the market for these commodities changes. The Company monitors this risk but currently has no derivative contracts to hedge this risk, however, the Company also has no significant purchase obligations to purchase fixed quantities of such commodities in the future.

Accounting Standards for Business Combinations and Goodwill

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 (SFAS 141), “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” The statements are effective for the Company on January 1, 2002. These statements will result in modifications relative to the Company’s accounting for goodwill and other intangible assets. Specifically, the Company will cease goodwill and certain intangible asset amortization beginning January 1, 2002. Upon adopting the new standards and cessation of amortization for goodwill, the Company anticipates increases in annual income before taxes of $9.2 million and earnings per shares of approximately $.30 per share. Additionally, intangible assets, including goodwill, will be subject to new impairment testing criteria. Other than the impact to future earnings of eliminating goodwill amortization, the Company has not yet made a complete evaluation regarding the impact of adoption on the Company’s financial statements, including the possible impairment of goodwill as recorded on the December 31, 2001, balance sheet.

Forward-Looking Information

      Statements contained in this report concerning the Company’s goals, strategies, and expectations for business and financial results may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on current indicators and expectations. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. Such risks include, but are not limited to, fluctuations in product demand, market acceptance, general economic conditions in domestic and international markets, competition, difficulties in manufacturing operations, raw material availability, and others.

ITEM 8.	Financial Statements and Supplementary Data

      The consolidated financial statements and accompanying notes and the reports of management and independent accountants follow Item 9 of this Report.

Summarized Quarterly Results of Operations
(Unaudited) Thousands of Dollars, Except Per Share Data

	March 31	June 30	September 30	December 31	Total
Quarter Ended 2001
Net Sales	$165,260	$152,738	$141,447	$148,505	$607,950
Gross Profit	58,891	50,291	45,970	49,787	204,939
Net Income	7,987	3,181	1,691	2,332	15,191
Per Share	0.34	0.13	0.07	0.10	0.64

	March 31	June 30	September 30	December 31	Total
Quarter Ended 2000
Net Sales	$161,586	$166,235	$153,548	$171,291	$652,660
Gross Profit	56,954	57,135	47,815	55,674	217,578
Net Income	8,332	8,059	3,150	4,460	24,001
Per Share	0.34	0.34	0.14	0.19	1.01

ITEM 9.	Disagreements on Accounting and Financial Disclosure

      There were no disagreements with the Registrant’s independent accountants on accounting and financial disclosure matters within the two-year period ended December 31, 2001, or in any period subsequent to such date.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related statements of consolidated income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

/s/ Arthur Andersen LLP

Cleveland, Ohio,

February 15, 2002

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Income

For The Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Net sales	$607,950,431	$652,659,900	$580,760,740
Cost of sales	403,011,346	435,081,945	367,635,460

Gross profit	204,939,085	217,577,955	213,125,280

Operating expenses
Selling	88,020,857	85,632,525	83,352,607
General and administrative	70,979,067	68,675,568	60,265,518

	158,999,924	154,308,093	143,618,125

Operating income	45,939,161	63,269,862	69,507,155

Interest
Income	(695,140)	(972,248)	(753,648)
Expense	19,394,282	23,332,503	15,959,457

	18,699,142	22,360,255	15,205,809

Income before income taxes	27,240,019	40,909,607	54,301,346
Income taxes	12,049,000	16,909,000	23,125,000

Net income	$15,191,019	$24,000,607	$31,176,346

Net income per share	$0.64	$1.01	$1.28

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Financial Position

As of December 31, 2001 and 2000

	2001	2000

Assets
Current Assets
Cash and temporary cash investments	$7,074,964	$2,177,983
Accounts receivable — less allowances of $4,417,000 and $3,644,000, respectively	104,602,982	125,921,325
Inventories
Finished and in-process products	66,239,288	66,143,998
Raw materials and supplies	15,109,952	22,660,460

	81,349,240	88,804,458
Prepaid expenses	3,591,411	2,403,487

Total Current Assets	196,618,597	219,307,253
Other Assets
Excess of cost over fair value of net assets of companies acquired	187,960,222	194,205,707
Patents and other intangible assets	2,834,582	2,955,593
Other	4,017,156	4,130,671

	194,811,960	201,291,971
Property, Plant and Equipment
Land	7,311,493	7,365,005
Buildings and leasehold improvements	73,983,923	72,727,170
Machinery and equipment	282,140,259	266,506,306

	363,435,675	346,598,481
Less allowances for depreciation and amortization	172,699,854	145,093,735

	190,735,821	201,504,746

	$582,166,378	$622,103,970

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$44,818,664	$49,964,169
Accrued expenses
Employee compensation and related items	25,501,181	25,516,152
Taxes, other than income taxes	2,632,663	2,481,602
Accrued interest	1,207,733	2,834,366
Other	12,971,309	16,200,940
Current portion of long-term debt	17,767,688	15,893,001

Total Current Liabilities	104,899,238	112,890,230
Long-Term Debt, less current portion	247,145,234	284,273,097
Deferred Income Taxes	12,595,697	11,037,935
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 23,847,694 and 23,749,013 shares, respectively)	14,503,828	13,234,830
Additional paid-in capital	217,594,648	189,779,843
Accumulated other comprehensive income	(34,411,755)	(27,149,716)
Retained income	19,839,488	38,037,751

	217,526,209	213,902,708

	$582,166,378	$622,103,970

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Shareholders’ Equity
and Comprehensive Income

For The Years Ended December 31, 2001, 2000 and 1999

				Accumulated
	Common Shares		Additional	Other
			Paid-in	Comprehensive	Retained	Comprehensive
	Number	Amount	Capital	Income (loss)	Income	Income

Balance at January 1, 1999	18,338,061	$11,610,996	$134,280,522	$(83,002)	$56,880,337	$–0–

Additions
Net income	–0–	–0–	–0–	–0–	31,176,346	31,176,346
Sales under option plans	75,221	42,820	744,713	–0–	–0–	–0–
Employees stock purchase plan	22,986	14,381	470,531	–0–	–0–	–0–
Dividend reinvestment plan	9,173	5,778	194,751	–0–	–0–	–0–
Deductions
Purchases for treasury	(297,800)	(576,843)	(3,443,338)	–0–	–0–	–0–
Dividends — $.19 per share	–0–	–0–	–0–	–0–	(4,626,471)	–0–
10% stock dividend	1,839,805	1,159,077	37,260,845	–0–	(38,433,953)	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	(18,930,673)	–0–	(18,930,673)

Balance at December 31, 1999	19,987,446	$12,256,209	$169,508,024	$(19,013,675)	$44,996,259	$12,245,673

Additions
Net income	–0–	–0–	–0–	–0–	24,000,607	24,000,607
Sales under option plans	14,796	9,134	135,970	–0–	–0–	–0–
Employees stock purchase plan	42,605	25,988	458,816	–0–	–0–	–0–
Dividend reinvestment plan	13,033	7,949	164,223	–0–	–0–	–0–
Deductions
Purchases for treasury	(428,800)	(260,620)	(5,271,582)	–0–	–0–	–0–
Dividends — $.21 per share	–0–	–0–	–0–	–0–	(4,969,876)	–0–
10% stock dividend	1,960,932	1,196,170	24,784,392	–0–	(25,989,239)	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	(8,136,041)	–0–	(8,136,041)

Balance at December 31, 2000	21,590,012	$13,234,830	$189,779,843	$(27,149,716)	$38,037,751	$15,864,566

Additions
Net income	–0–	$–0–	$–0–	$–0–	$15,191,019	$15,191,019
Sales under option plans	46,404	26,707	331,899	–0–	–0–	–0–
Employees stock purchase plan	35,204	21,474	410,218	–0–	–0–	–0–
Dividend reinvestment plan	11,830	8,840	365,917	–0–	–0–	–0–
Deductions
Dividends — $.23 per share	–0–	–0–	–0–	–0–	(5,454,868)	–0–
10% stock dividend	2,164,244	1,211,977	26,706,771	–0–	(27,934,414)	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	(7,262,039)	–0–	(7,262,039)

Balance at December 31, 2001	23,847,694	$14,503,828	$217,594,648	$(34,411,755)	$19,839,488	$7,928,980

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statement of Consolidated Cash Flows

For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999

Cash Flows from Operating Activities
Net income	$15,191,019	$24,000,607	$31,176,346
Items not affecting use of cash
Depreciation	33,361,480	33,075,562	30,331,491
Amortization of excess of cost over fair value of net assets of companies acquired	9,223,542	8,949,361	7,016,458
Amortization of other intangibles	1,320,197	802,606	194,525
Deferred income taxes	1,632,285	964,870	3,539,481
Cash flow provided by (used for) working capital Accounts receivable	18,608,281	(11,646,970)	(7,217,304)
Inventories	6,359,412	(3,079,902)	(7,665,075)
Prepaid expenses	(1,220,662)	3,292,023	(129,850)
Accounts payable and accrued expenses	(7,674,145)	10,978,852	197,663

Net cash provided by operating activities	76,801,409	67,337,009	57,443,735
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(7,480,000)	(17,529,677)	(213,630,987)
Additions to property, plant and equipment, net	(25,182,509)	(43,606,144)	(27,526,755)
Other	(1,807,899)	42,204	(287,444)

Net cash used for investing activities	(34,470,408)	(61,093,617)	(241,445,186)
Cash Flows from Financing Activities
Long-term debt proceeds	–0–	–0–	75,000,000
Repayment of long-term debt	(12,000,000)	(8,000,000)	(4,041,065)
Net borrowing (repayments) of credit facility	(21,144,207)	12,540,289	86,493,075
Cash dividends paid	(5,454,868)	(4,969,876)	(4,626,471)
Proceeds from issuance of common stock	1,165,055	802,080	1,458,242
Repurchase of common stock	–0–	(5,532,202)	(4,020,181)

Net cash provided by (used for) financing activities	(37,434,020)	(5,159,709)	150,263,600

Increase (Decrease) in Cash and Temporary Cash Investments	4,896,981	1,083,683	(33,737,851)
Cash and Temporary Cash Investments
January 1	2,177,983	1,094,300	34,832,151

Cash and Temporary Cash Investments
December 31	$7,074,964	$2,177,983	$1,094,300

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	$19,715,515	$21,370,386	$14,360,716
Income taxes	11,478,129	17,558,167	27,731,272

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2001, 2000 and 1999

Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (Company). Significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain amounts in the fiscal 2000 and 1999 financial statements have been reclassified to conform with the fiscal year 2001 presentation.

Translation of Foreign Currencies

      All balance sheet accounts of consolidated foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period and income statement items are translated at an average currency exchange rate. The resulting translation adjustment is recorded as a separate component of shareholders’ equity and other comprehensive income.

Financial Instruments

      Temporary cash investments, all of which have an original maturity of ninety days or less, are considered cash equivalents. Other financial instruments, consisting of trade and notes receivable, and long-term debt, are considered to have a fair value which approximates carrying value at December 31, 2001.

Inventories

      Inventories are stated at the lower of cost or market. For approximately 45 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

      If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $3,731,000, $4,756,000 and $3,779,000 higher than reported at December 31, 2001, 2000 and 1999, respectively.

Property, Plant and Equipment

      Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 30 years
Leasehold Improvements	7 to 10 years
Machinery & Equipment	3 to 10 years
Vehicles	1 to 3 years

Revenue Recognition

      The Company recognizes revenue from sales when goods are shipped and title has passed to the customer.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Income Taxes

      Deferred income taxes are provided to recognize the timing differences between financial statement and income tax reporting, principally for depreciation, non-deductible reserves and certain valuation allowances. Deferred taxes are not provided on the unremitted earnings of foreign subsidiaries as the Company’s intention is to permanently reinvest these earnings in the operations of these subsidiaries. If these earnings would be remitted in future years, the taxes due after considering available foreign tax credits would not be material.

Excess of Cost Over Fair Value of Net Assets of Companies Acquired

      This asset represents the excess of cost over the fair value of net assets of companies acquired and is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Accumulated amortization at December 31, 2001 and 2000 was $30,706,000 and $21,483,000, respectively.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. These statements are effective for the Company on January 1, 2002 and will result in modifications relative to the accounting for goodwill and other intangible assets. Specifically, the Company will no longer amortize goodwill and certain intangible assets, however, such assets will be subject to periodic testing for potential impairment. Upon adopting the new standards and cessation of amortization for goodwill, the Company anticipates increases in annual income before taxes of $9.2 million and earnings per share of approximately $.30 per share, however, the Company has not yet made a complete evaluation regarding the impact of the new standards, including the possible impairment of goodwill as recorded on the December 31, 2001 balance sheet.

Net Income Per Share

      Basic net income per share, as shown on the Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the year, and for all periods shown basic and diluted earnings per share are identical. During the years ended December 31, 2001, 2000 and 1999, the Company paid a ten percent stock dividend. All per share data has been adjusted for the stock dividends.

Acquisitions

      In October, 2000, the Company acquired R.B. Manufacturing (RB), a Sandusky, Ohio manufacturer of material handling carts and Best Plastics, Inc. a Cassopolis, Michigan manufacturer of thermoformed and rotational molded plastic products. Total cost of the acquisitions was approximately $18.2 million and both acquisitions have been accounted for under the purchase method of accounting. The excess of purchase price over the fair value of assets acquired was approximately $12.4 million which is being amortized on a straight line basis over 30 years. Consolidated pro-forma sales, income and earning per share, adjusted to reflect the acquisitions of RB and Best, would not be materially different from the reported amounts for fiscal years 2000 or 1999.

      On February 4, 1999, the Company acquired all of the shares of the entities comprising Allibert Equipment (Allibert), the material handling division of Sommer Allibert S.A., and acquired Allibert-Contico, LLC, a joint venture between Sommer Allibert S.A. and Contico International, Inc. for a total purchase price of approximately $150 million. The acquired businesses have five manufacturing facilities in Europe and one in North America and had 1998 annual sales of approximately $145 million.

      In August 1999, the Company acquired substantially all of the assets of Dillen Products Companies (Dillen) of Middlefield, Ohio, for approximately $54 million and all of the outstanding shares of Listo Products, Ltd. (Listo) of Canada for approximately $15 million. In 2001, the Company paid approximately $7.5 million as additional and final consideration in connection with the acquisition of Dillen. The Listo

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

purchase agreement provides for payment of additional consideration contingent upon future earnings of the acquired business through February 2002. The Company anticipates a payment of approximately $2.5 million in 2002 as final consideration in connection with the acquisition of Listo. Dillen and Listo are leading manufacturers of plastic horticultural containers including pots, trays, saucers, and decorative planters for customers including greenhouses and nurseries as well as retail garden centers and mass merchandisers.

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

      The following unaudited pro-forma information presents a summary of consolidated results of operations of the Company and the acquisitions of Allibert, Dillen and Listo, as if the acquisitions of Allibert, Dillen and Listo had occurred January 1, 1999:

Fiscal Year Ended
(In thousands, except per share)	December 31, 1999

Net Sales	$625,407
Net Income	31,759
Net Income Per Share	1.30

      These unaudited pro-forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have resulted had the combination been in effect on January 1, 1999, or of future results.

Long-Term Debt and Credit Agreements

      Long-term debt at December 31, 2001 and 2000, consisted of the following:

	2001	2000

Revolving credit agreement	$192,992,890	$214,461,680
Term loan	53,500,000	65,500,000
Industrial revenue bonds	4,000,000	4,000,000
Other	14,420,032	16,204,418

	264,912,922	300,166,098
Less Current Portion	17,767,688	15,893,001

	$247,145,234	$284,273,097

      The Company has a Multi-Currency Loan Agreement with a group of banks which provides for a $53.5 million term loan facility and a revolving credit facility in five currencies, approximating $240 million (US). In addition, there is an uncommitted $25 million springing facility. Amounts available under the revolving credit facility are 185 million US dollars, 30 million euros, 22 million Canadian dollars, 63 million Danish kroners, and three million pound sterling. At December 31, 2001, the amount borrowed was $53.5 million under the term loan, and 157 million US dollars, 21 million euros, 15 million Canadian dollars, 40 million Danish kroners and two million pound sterling under the revolving credit facility.

      The borrowing under this facility was used to retire the prior revolving credit agreement, fund acquisitions, and for general corporate purposes. Interest is based upon LIBOR for US dollars and similar bases for the other currencies plus an applicable margin that varies depending on the Company’s ratio of total

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The current average interest rate on the outstanding advances at December 31, 2001, is 3.97 percent. In addition, the Company pays a quarterly facility fee at a rate dependent on the EBITDA ratio, and is currently 45 basis points. The Multi-Currency Loan Agreement expires in February 2005.

      The Credit Agreement contains the customary covenants which include among other things, the maintenance of certain financial ratios regarding leverage, net worth, interest coverage, and limits as to payments for cash dividends and capital expenditures. At December 31, 2001, the Company was in compliance with all of its debt covenants. In addition, the facility restricts debt outside the facility to $35 million. At December 31, 2001, the Company had $18.4 million borrowed against this limit consisting of industrial revenue bonds, certain indebtedness of acquired companies, and in-country credit facilities for the Company’s international operations. The weighted average interest rate on these amounts outstanding is 4.7%.

      Maturities of long-term debt for the five years ending December 31, 2006 are: $18,000,000 in 2002; $17,000,000 in 2003; $27,000,000 in 2004; $195,000,000 in 2005 and $1,000,000 in 2006.

Leases

      The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $9,493,000, $5,416,000 and $4,436,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Future minimum rental commitments for the next five years are as follows:

Year Ended December 31,	Commitment

2002	$8,232,000
2003	7,101,000
2004	5,931,000
2005	5,284,000
2006	4,697,000

Retirement Plans

      The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. Two plans are defined benefit plans with benefits primarily based upon a fixed amount for each completed year of service as defined. It is the Company’s policy to fund pension costs accrued, which are at least equal to the minimum required contribution as defined by the Employee Retirement Income Security Act of 1974.

      For the Company’s defined benefit plans, the net periodic pension cost was as follows:

	2001	2000	1999

Service Cost	$179,192	$131,294	$147,496
Interest Cost	288,493	259,886	245,145
Expected return on assets	(291,192)	(333,208)	(304,447)
Amortization of transition obligation	2,525	6,497	6,497
Amortization of prior service cost	42,776	27,825	27,825
Amortization of net gain	–0–	(42,305)	(6,046)

Net periodic pension cost	$221,794	$49,989	$116,470

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

      The reconciliation of changes in benefit obligations are as follows:

	2001	2000	1999

Benefit obligation at beginning of year	$3,980,688	$3,444,466	$3,475,325
Service Cost	179,192	131,294	147,496
Interest Cost	288,493	259,886	245,145
Plan Amendments	–0–	204,084	120,577
Actuarial loss (gain)	190,309	94,742	(379,828)
Benefits paid	(153,361)	(153,784)	(164,249)

Benefit obligation at end of year	$4,485,321	$3,980,688	$3,444,466

      The following table reflects the change in the fair value of the plans’ assets:

	2001	2000	1999

Fair value of plan assets at beginning of year	$3,744,411	$4,236,512	$3,901,959
Actual return on plan assets	(380,259)	(358,045)	523,851
Company contribution	6,435	46,618	–0–
Expenses paid	(18,000)	(26,890)	(25,049)
Benefits paid	(153,361)	(153,784)	(164,249)

Fair value of plan assets at end of year	$3,199,226	$3,744,411	$4,236,512

      The following table provides a reconciliation of the funded status of the plans, both of which were underfunded at December 31, 2001 and 2000:

	2001	2000

Funded Status	$(1,286,095)	$(236,277)
Unrecognized net asset	(5,887)	(3,362)
Unrecognized prior service cost	404,477	447,253
Unrecognized net loss (gain)	707,248	(172,512)

(Accrued) prepaid benefit cost	$(180,257)	$35,102

      Assumptions used for these plans were a discount rate of 7 percent and expected rate of return on plan assets of 8.0 percent. Future benefit increases were not considered as there is no substantive commitment to increase benefits.

      A profit sharing plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. Profit Sharing plan expense was $1,500,000, $2,000,000 and $1,700,000 for the fiscal years 2001, 2000 and 1999 respectively. In addition, the Company has a Supplemental Executive Retirement Plan (SERP) to provide participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. Expense related to the SERP was $108,000, $128,000 and $375,000 for the years 2001, 2000 and 1999, respectively. The SERP is unfunded apart from the general assets of the Company.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Income Taxes

      The effective tax rate was 44.2% in 2001, 41.3% in 2000 and 42.6% in 1999. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of
	Pre-Tax Income

	2001	2000	1999

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes — net of Federal tax benefit	3.8	4.2	4.2
Foreign tax rate differential	2.1	(0.5)	2.1
Effect of non-deductible depreciation and amortization	2.3	1.3	0.7
Other	1.0	1.3	0.6

Effective tax rate for the year	44.2%	41.3%	42.6%

      Income taxes consisted of the following:

	2001		2000		1999

	Current	Deferred	Current	Deferred	Current	Deferred

(Dollars in thousands)
Federal	$6,518	$2,140	$12,152	$671	$13,052	$3,250
Foreign	2,322	(529)	1,457	(12)	3,190	9
State and Local	1,651	(53)	2,325	316	3,343	281

	$10,491	$1,558	$15,934	$975	$19,585	$3,540

      Significant components of the Company’s deferred tax liabilities as of December 31, 2001 and 2000 are as follows:

	2001	2000

(Dollars in thousands)
Deferred income tax liabilities
Property, plant and equipment	$19,689	$17,332
Employee benefit trust	435	354
Other	388	969

	20,512	18,655
Deferred income tax assets
Compensation	3,276	2,945
Inventory valuation	1,246	1,129
Allowance for uncollectible accounts	971	733
Non-deductible accruals	2,423	2,810

	7,916	7,617

Net deferred income tax liability	$12,596	$11,038

Stock Options

      In 1999, the Company and its shareholders adopted the 1999 Stock Option Plan allowing key employees to purchase Common Stock of the Company at the market price on the date of grant. The plan provides that

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

stock options expire five years from date of grant and are exercisable up to 20 percent of the shares granted each year. At December 31, 2001 there were 1,336,289 stock option shares available for future grant. The activity listed below covers the 1999 Stock Plan, the 1997 Incentive Stock Plan, and the 1992 Stock Option Plan.

      Options granted during the past three years:

Year	Shares	Price

2001	240,129	$10.45 to $13.00
2000	13,200	$10.23 to $11.36
1999	281,590	$10.95 to $17.37

      Options exercised during the past three years:

Year	Shares	Price

2001	57,671	$10.45 to $12.29
2000	24,430	$8.92 to $10.15
1999	111,411	$8.85 to $12.92

      Options outstanding and exercisable at December 31, 2001, 2000 and 1999 were as follows:

Year	Outstanding	Price	Exercisable

2001	946,661	$10.23 to $19.73	596,556
2000	821,049	$10.23 to $19.73	511,615
1999	866,553	$8.92 to $19.73	336,324

      The Company accounts for stock options under APB Opinion No. 25 and, therefore, does not recognize employee compensation for options granted using the fair value method set forth in the FASB Statement No. 123 “Accounting for Stock-Based Compensation”. If the Company had followed FASB 123 rather that APB 25, net income would not have been materially different than the reported amounts and earnings per share would be identical for 2001, 2000 and 1999.

      In calculating the pro-forma compensation expense under SFAS 123 the Company assumes that all options issued will vest and be exercised at the expiration date of the grant. The compensation amount is determined using the Black-Scholes option pricing model with certain variables including an assumed risk free interest rate of 4.85 percent, a dividend yield of 2 percent on the shares and a volatility measure based on the Company’s stock beta of .90.

Industry Segments

      The Company’s business units have separate management teams and offer different products and services. Using the criteria of FASB No. 131, these business units have been aggregated into two reportable segments; Distribution of aftermarket repair products and services and Manufacturing of polymer products. The aggregation of business units is based on management by the chief operating decision maker for the segment as well as similarities of production processes, distribution methods and economic characteristics (e.g. average gross margin and the impact of economic conditions on long-term financial performance).

      The Company’s distribution segment is engaged in the distribution of equipment, tools and supplies used for tire servicing and undervehicle repair. The distribution segment operates domestically through 43 branches located in major cities throughout the United States and in foreign countries through export sales and businesses in which the Company holds an equity interest.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

      The Company’s manufacturing segment designs, manufactures and markets a variety of polymer based plastic and rubber products. These products are manufactured primarily through the molding process in facilities throughout the United States and in Europe. Sales to external customers for manufactured plastic products were $411.1 million, $443.7 million and $366.2 million for fiscal years 2001, 2000 and 1999, respectively. Sales of manufactured rubber products were $46.0 million, $50.8 million and $52.7 million for fiscal years 2001, 2000 and 1999.

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

      Total sales from foreign business units and export were approximately $182.0 million, $194.2 million and $173.8 million for the years 2001, 2000 and 1999, respectively. There are no individual foreign countries for which sales are material. Long-lived assets in foreign countries consist primarily of property, plant, equipment and excess of cost over fair value of net assets acquired were approximately $113.3 million at December 31, 2001, and $124.4 million at December 31, 2000. No single customer accounts for 10 percent or more of total company net sales or the net sales of either business segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

	2001	2000	1999

	(Dollars in thousands)
Net Sales
Distribution of aftermarket repair products and services	$150,932	$158,151	$161,827
Manufacturing of polymer products	470,387	508,070	432,462
Intra-segment elimination	(13,369)	(13,561)	(13,528)

	$607,950	$652,660	$580,761

Income before Income Taxes
Distribution of aftermarket repair products and services	$14,733	$15,431	$17,580
Manufacturing of polymer products	40,597	56,562	60,742
Corporate	(9,391)	(8,723)	(8,815)
Interest expense-net	(18,699)	(22,360)	(15,206)

	$27,240	$40,910	$54,301

Identifiable Assets
Distribution of aftermarket repair products and services	$48,993	$57,136	$61,726
Manufacturing of polymer products	528,775	563,637	537,722
Corporate	4,558	2,787	3,561
Intra-segment elimination	(160)	(1,456)	(2,599)

	$582,166	$622,104	$600,410

Capital additions, net
Distribution of aftermarket repair products and services	$29	$344	$384
Manufacturing of polymer products	24,950	42,787	26,728
Corporate	206	475	415

	$25,185	$43,606	$27,527

Depreciation
Distribution of aftermarket repair products and services	$483	$496	$399
Manufacturing of polymer products	32,172	31,965	29,212
Corporate	706	615	720

	$33,361	$33,076	$30,331

MYERS INDUSTRIES, INC.

Employee Stock Purchase Plan

Contents

Report of Independent Public Accountants for the Myers Industries, Inc. Employee Stock Purchase Plan

Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan:

(1)	Statements of Assets Available for Plan Benefits as of December 31, 2001 and 2000; and

(2)	Statements of Changes in Assets Available for Plan Benefits for the Years Ended December 31, 2001, 2000 and 1999.

Notes to Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Myers Industries, Inc. Employee

Stock Purchase Plan Administrator:

      We have audited the accompanying statements of assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 2001 and 2000, and the related statements of changes in assets available for plan benefits for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 2001 and 2000, and the changes in its assets available for plan benefits for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Cleveland, Ohio,

February 15, 2002

MYERS INDUSTRIES, INC.

Employee Stock Purchase Plan

Statements of Assets Available for Plan Benefits

December 31, 2001 and 2000

	2001	2000

Receivable from Trustee (Myers Industries, Inc.)	$105,837	$103,928

Statements of Changes in Assets Available for Plan Benefits

for the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Contributions:
Participants’ contributions beginning of period	$103,928	$135,691	$108,088
Participants’ contributions during the period	433,602	443,391	463,903

Assets Available for Stock Purchase	537,530	579,082	571,991
Less:
Assets Used for Stock Purchase	(431,693)	(475,154)	(436,300)

Assets Available for Plan Benefits at End of Period	$105,837	$103,928	$135,691

See the accompanying notes to financial statements.

MYERS INDUSTRIES, INC.

Employee Stock Purchase Plan

Notes to Financial Statements

For The Years Ended December 31, 2001, 2000 and 1999

1.	Description of Plan

      The following description of the Myers Industries, Inc. Employee Stock Purchase Plan (“Stock Plan”) provides only general information. Participants should refer to the Plan Agreement and Prospectus for the Stock Plan for a more complete description of the Plan’s provisions.

      (a) General. The shareholders of the Company approved the adoption of a nonqualified and a qualified Employee Stock Purchase Plan. The Stock Plan is designed to encourage, facilitate and provide employees with an opportunity to share in the favorable performance of the Company through ownership of the Company’s Common Stock. The total number of shares of the Common Stock which may be sold under the Stock Plan is currently limited to 188,176 shares.

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

      (f) Purchase Price. The price at which shares may be purchased in an offering under the Stock Plan is 90% of the fair market value of the Common Stock on the last day of the prior calendar quarter. The fair market value of the Common Stock on a given date is the closing price for that date as listed on the New York Stock Exchange.

      (g) Payroll Deductions. The purchase price of the shares to be acquired under the Stock Plan are accumulated by payroll deductions over the offering period. The rate of deductions may not be less than five dollars ($5.00) per week or exceed 10% of a participant’s compensation, and the aggregate of all payroll deductions during the offering may not exceed 10% of the participant’s aggregate compensation for the offering period. A participant may discontinue his participation in the Stock Plan or may decrease or increase the rate of payroll deductions at any time during the offering period by filing with the Company a new authorization for payroll deductions.

      All payroll deductions made for a participant are credited to their account under the Stock Plan and are deposited with the general funds of the Company to be used for any corporate purpose. The amount by which an employee’s payroll deductions exceed the amount required to purchase whole shares will be placed in a suspense account for the employee with no interest thereon and rolled over into the next offering period.

      (h) Withdrawal. A participant in the Stock Plan may terminate his interest in a given offering in whole, but not in part, by giving written notice to the Company of his election to withdraw at any time prior to the end of the applicable offering period. Such withdrawal automatically terminates the participant’s interest

MYERS INDUSTRIES, INC.

Employee Stock Purchase Plan

Notes to Financial Statements — (Continued)

in that offering, but does not have any effect upon such participant’s eligibility to participate in subsequent offerings under the Stock Plan.

      (i) Termination of Employment. Termination of a participant’s employment for any reason, including retirement or death, cancels his or her participation in the Stock Plan immediately.

      (j) Nonassignability. No rights or accumulated payroll deductions of an employee under the Stock Plan may be pledged, assigned, transferred or otherwise disposed of in any way for any reason, other than on account of death. Any attempt to do so may be treated by the Company as an election to withdraw from the Stock Plan.

      (k) Amendment and Termination of The Plan. The Board of Directors may at any time amend or terminate the Stock Plan. Except as provided above, no amendment may be made to the Stock Plan without prior approval of the shareholders if such amendment would increase the number of shares reserved under the Stock Plan, permit payroll deductions at a rate in excess of 10% of a participant’s compensation, materially modify the eligibility requirements or materially increase the benefits which may accrue to participants under the Stock Plan.

      (l) Taxation. Participants in the Stock Plan, which is nonqualified for federal income tax purposes, are taxed currently on the 10% discount in the purchase price granted by the Stock Plan in the year in which stock is purchased. The 10% discount is treated as ordinary income to the participant and that amount is currently deductible by the Company to the extent the participant’s total compensation from the Company is within the “reasonable compensation” limits imposed by Section 162 of the Internal Revenue Code of 1986, as amended.

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

      For information about the directors of the Registrant, see “Election of Directors” on pages 4 through 6 of Registrant’s Proxy Statement dated March 18, 2002 (“Proxy Statement”), which is incorporated herein by reference.

      Information about the Executive Officers of Registrant appears in Part I of this Report.

      Disclosures by the Registrant with respect to compliance with Section 16(a) appear on page 8 of the Proxy Statement, and are incorporated herein by reference.

ITEM 11.	Executive Compensation

      See “Executive Compensation and Other Information” on pages 9 through 13 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

      See “Principal Shareholders” and “Election of Directors” on page 17, and pages 3 through 7, respectively, of the Proxy Statement, which are incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

      See “Certain Relationships and Related Transactions” on page 8 of the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following consolidated financial statements of the Registrant appear in Part II of this Report:

      14. (A)(1) Financial Statements

        Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

Report of Independent Public Accountants

Statements of Consolidated Financial Position As Of December 31, 2001 and 2000

Statements of Consolidated Income For The Years Ended December 31, 2001, 2000 and 1999

Statements of Consolidated Shareholders’ Equity and Comprehensive Income For The Years Ended December 31, 2001, 2000 and 1999

Statements of Consolidated Cash Flows For The Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements For The Years Ended December 31, 2001, 2000 and 1999

        Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

Statements of Assets Available for Plan Benefits As Of December 31, 2001 and 2000

Statements of Changes in Assets Available for Plan Benefits For The Years Ended December 31, 2001, 2000 and 1999

      14. (A)(2) Financial Statement Schedules

Selected Quarterly Financial Data For The Years Ended December 31, 2001 and 2000

      All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

      14. (A)(3) Exhibits

3	(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit (3)(a) to Form 10-Q filed with the Commission on May 17, 1999.
3	(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(ii) to Form 10-Q filed with the Commission on May 14, 1997.
10	(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit to Form 10-K filed with the Commission on March 30, 2001.
10	(b)	Form of Indemnification Agreement for Directors and Officers. *Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.
10	(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. *Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.
10	(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 30, 2001.
10	(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10	(f)	Myers Industries, Inc. 1999 Incentive Stock Plan. Reference is made to Exhibit 10.1 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10	(g)	Milton I. Wiskind Supplemental Compensation Agreement. Reference is made to Exhibit 10 to Form 10-Q filed with the Commission on May 14, 1997.*
10	(h)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit 10(h) to Form 10-K filed with the Commission on March 26, 1998.*
10	(i)	Loan Agreement Between Myers Industries, Inc. and Banc One, Michigan, Agent (f/k/a NBD Bank) Dated as of February 3, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on February 19, 1999.
10	(j)	First Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 2, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on August 13, 1999.
10	(k)	Annex 1 to First Amendment Loan Agreement, Being the Loan Agreement, as Amended, among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 2, 1999. Reference is made to Exhibit 10(c) to Form 8-K filed with the Commission on August 13, 1999.
10	(l)	Second Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 2, 2000. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 30, 2001.
10	(m)	Third Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of October 6, 2000. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 30, 2001.
10	(n)	Fourth Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of December 31, 2000. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 30, 2001.

10	(o)	Fifth Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 7, 2001. Reference is made to Exhibit 10(n) to Form 10-Q filed with the Commission on November 13, 2001.

21		Subsidiaries of the Registrant

23		Consent of Independent Public Accountants

*	Indicates executive compensation plan or arrangement.

      14. (B) Reports on Form 8-K. None

      14. (C) Exhibits. See subparagraph 14(A)(3) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYERS INDUSTRIES, INC.

By:	/s/ GREGORY J. STODNICK

Gregory J. Stodnick
Vice President — Finance and Chief Financial Officer

March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. STODNICK Gregory J. Stodnick	Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002

/s/ KEITH A. BROWN Keith A. Brown	Director	March 27, 2002

/s/ KARL S. HAY Karl S. Hay	Director	March 27, 2002

Richard P. Johnston	Director	March 27, 2002

Michael W. Kane	Director	March 27, 2002

/s/ EDWARD W. KISSEL Edward W. Kissel	Director	March 27, 2002

/s/ STEPHEN E. MYERS Stephen E. Myers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002

/s/ RICHARD L. OSBORNE Richard L. Osborne	Director	March 27, 2002

/s/ JON H. OUTCALT Jon H. Outcalt	Director	March 27, 2002

/s/ SAMUEL SALEM Samuel Salem	Director	March 27, 2002

/s/ EDWIN P. SCHRANK Edwin P. Schrank	Director	March 27, 2002

/s/ MILTON I. WISKIND Milton I. Wiskind	Senior Vice President, Secretary and Director	March 27, 2002