Form 10-Q
period 2002-03-31
MYERS INDUSTRIES INC
filed 2002-05-07
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes          . No          .

     As of March 31, 2002, the number of shares outstanding of the issuer’s Common Stock was:

23,879,195
==========

FORM 10-Q
PART 1 — FINANCIAL INFORMATION MYERS INDUSTRIES, INC.
PART I — FINANCIAL INFORMATION
MYERS INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
PART I — FINANCIAL INFORMATION
MYERS INDUSTRIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II — OTHER INFORMATION
MYERS INDUSTRIES, INC.
SIGNATURE
EX-10(f)

PART 1 — FINANCIAL INFORMATION
MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

	March 31,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$7,211,137	$7,074,964
Accounts receivable-less allowances of $4,777,000 and $4,417,000, respectively	118,363,864	104,602,982
Inventories
Finished and in-process products	62,557,562	66,239,288
Raw materials and supplies	14,983,619	15,109,952

	77,541,181	81,349,240
Prepaid expenses	1,052,817	3,591,411

Total Current Assets	204,168,999	196,618,597
OTHER ASSETS
Excess of cost over fair value of net assets of companies acquired	186,241,994	187,960,222
Patents and other intangible assets	2,336,476	2,834,582
Other	3,839,810	4,017,156

	192,418,280	194,811,960
PROPERTY, PLANT & EQUIPMENT, AT COST
Land	7,241,601	7,311,493
Buildings and leasehold improvements	73,892,188	73,983,923
Machinery and equipment	285,255,019	282,140,259

	366,388,808	363,435,675
Less allowances for depreciation and amortization	179,518,591	172,699,854

	186,870,217	190,735,821

	$583,457,496	$582,166,378

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

	March 31,	December 31,
	2002	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$40,534,724	$44,818,664
Accrued expenses
Employee compensation	22,727,248	25,501,181
Taxes, other than income taxes	3,115,804	2,632,663
Accrued Interest	1,348,579	1,207,733
Other	16,423,675	12,971,309
Current portion of long-term debt	19,634,512	17,767,688

TOTAL CURRENT LIABILITIES	103,784,542	104,899,238
LONG-TERM DEBT, less current portion	243,191,707	247,145,234
DEFERRED INCOME TAXES	12,616,718	12,595,697
SHAREHOLDERS’ EQUITY
Serial Preferred Shares (authorized 1,000,000)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 23,879,195 and 23,847,694, respectively)	14,523,043	14,503,828
Additional paid-in capital	217,936,715	217,594,648
Accumulated other comprehensive income	(37,049,407)	(34,411,755)
Retained income	28,454,178	19,839,488

	223,864,529	217,526,209

	$583,457,496	$582,166,378

PART I — FINANCIAL INFORMATION
MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	March 31,	March 31,
	2002	2001

Net sales	$148,938,637	$165,259,903
Costs and expenses
Cost of sales	94,440,273	106,369,263
Operating expenses	34,588,345	39,606,827
Interest expense, net	3,042,696	5,588,107

Total costs & expenses	132,071,314	151,564,197

Income before income taxes	16,867,323	13,695,706
Income taxes	6,821,000	5,709,000

Net income	$10,046,323	$7,986,706

Net income per common share	$0.42	$0.34
Dividends per common share	$0.06	$.055
Weighted average number of common shares outstanding	23,861,991	23,761,034

PART I — FINANCIAL INFORMATION
MYERS INDUSTRIES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	March 31,	March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,046,323	$7,986,706
Items not affecting use of cash
Depreciation	8,438,648	8,515,348
Amortization of excess of cost over fair value of net assets of companies acquired	0	2,321,343
Amortization of other intangible assets	267,076	237,149
Cash flow provided by (used for) working capital
Accounts receivable	(14,800,995)	705,457
Inventories	3,434,512	2,780,941
Prepaid expenses	2,525,455	(23,844)
Accounts payable and accrued expenses	(2,308,628)	(1,634,454)

Net cash provided by operating activities	7,602,391	20,888,646
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(5,366,434)	(9,437,311)
Other	406,072	(513,820)

Net cash used for investing activities	(4,960,362)	(9,951,131)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt repayment	(3,000,000)	(3,000,000)
Net borrowing (repayment) of credit facility	1,564,495	(3,195,636)
Cash dividends paid	(1,431,633)	(1,296,275)
Proceeds from issuance of common stock	361,282	189,330

Net cash used for financing activities	(2,505,856)	(7,302,581)

INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS	136,173	3,634,934
CASH AND TEMPORARY CASH INVESTMENTS JANUARY 1	7,074,964	2,177,983

CASH AND TEMPORARY CASH INVESTMENTS MARCH 31	$7,211,137	$5,812,917

PART I — FINANCIAL INFORMATION
MYERS INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002

				Accumulative
			Additional	Other
	Comprehensive	Common	Paid-In	Comprehensive	Retained
	Income	Stock	Capital	Income	Income

December 31, 2001		$14,503,828	$217,594,648	($34,411,755)	$19,839,488
Net Income	$10,046,323				10,046,323
Foreign Currency
Translation
Adjustment	(2,637,652)			(2,637,652)

Comprehensive
Income	$7,408,671

Common Stock
Issued		19,215	342,067
Dividends					(1,431,633)

March 31, 2002		$14,523,043	$217,936,715	($37,049,407)	$28,454,178

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

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Certain amounts in the fiscal 2001 financial statements have been reclassified in order to conform with the fiscal year 2002 presentation.

(2) Supplemental Disclosure of Cash Flow Information

     The Company made cash payments for interest expense of $2,725,000 and $5,906,000 for the three months ended March 31, 2002 and 2001, respectively. Cash payments for income taxes totaled $1,053,000 and $640,000 for the three months ended March 31, 2002 and 2001.

(3) Goodwill and Intangible Assets

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 141,“Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No reclassification of intangible assets apart from goodwill was necessary as a result of the Company adopting the new standard.

     Under the provisions of SFAS No. 142, the Company is required to perform a transitional goodwill impairment test within six months of adopting the new standard and to test for impairment on at least an annual basis thereafter. For purposes of transitional impairment testing, the Company determined the fair value of its reporting units using discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill, which resulted in no impairment loss being recognized.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(3) Goodwill and Intangible Assets (Con’t)

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Had goodwill amortization not been recorded in the quarter ended March 31, 2001, pretax income would have increased approximately $2.3 million and earnings per share by $.075. For the full year 2001, goodwill amortization reduced income before taxes by approximately $9.2 million and net income per share by $.30.

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

     Sales to external customers for manufactured plastic products were $106.9 million for the three months ended March 31, 2002 while sales of rubber products were $10.3 million. In the prior year, sales of plastic products to external customers were $122.3 million for the quarter ended March 31, 2001 and sales of rubber products were $11.4 million for the same quarter.

     Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income general corporate overhead expenses and interest expenses are not included.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(4) Segment Information (Con’t)

	Three Months Ended
	March 31,

(In Thousands)	2002	2001

Net Sales
Distribution of aftermarket repair products and services	$31,812	$31,570
Manufacturing of polymer products	120,367	136,709
Intra-segment elimination	(3,240)	(3,019)

	$148,939	$165,260

Income Before Income Taxes
Distribution of aftermarket repair products and services	$2,878	$2,459
Manufacturing of polymer products	19,594	19,492
Corporate	(2,562)	(2,667)
Interest expense — net	(3,043)	(5,588)

	$16,867	$13,696

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the quarter ended March 31, 2002 decreased $16.3 million or 10 percent as the Company continued to experience weak demand in its manufacturing segment. Sales in the manufacturing segment were down 12 percent, primarily as a result of lower unit volumes. In addition, soft demand and competition combined to keep significant downward pressure on pricing in most industrial markets served by the Company. Sales in the distribution segment increased one percent as sales of capital equipment improved. The translation effect of foreign currencies, primarily the euro, had only a minor impact by decreasing sales in the manufacturing segment, and total sales, approximately one percent.

     Cost of sales decreased $11.9 million or 11 percent reflecting the lower sales volume in the quarter ended March 31, 2002 compared with the prior year period. Gross profit, expressed as a percent of sales, increased to 36.6 percent compared to 35.6 percent in the prior year. The improvement in gross profit percentage was primarily the result of favorable raw material costs for plastic resins which more than offset additional unabsorbed fixed manufacturing expenses resulting from lower production levels.

     Total operating expenses were reduced $5 million or 13 percent for the quarter compared with the prior year period. The decrease includes $2.3 million related to goodwill amortization in the prior year quarter which did not impact current year results due to the adoption of the new accounting standards (SFAS 141 and 142) for business combinations and goodwill. In addition, cost control efforts combined with generally lower business levels further reduced operating expenses. Excluding the impact of goodwill amortization, operating expenses expressed as a percent of sales increased slightly to 23.2 percent from 22.6 percent in the prior year.

     Net interest expense decreased $2.5 million or 45 percent compared with the prior year quarter. This decrease reflects primarily the impact of lower interest rates, although the Company also received the benefit from lower average borrowing levels in the current year.

     Income taxes as a percent of income before taxes was reduced to 40.4 percent for the quarter ended March 31, 2002 compared to 41.7 percent in the prior year period. This decrease is primarily attributable to the elimination of non-deductible goodwill amortization.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $7.6 million for the quarter ended March 31, 2002 compared with $20.9 million for the same period in the prior year. This decrease was primarily the result of unfavorable changes in working capital during the current period as compared to the prior year quarter. During the quarter, debt was reduced by $2.1 million and debt as a percentage of total capitalization was reduced from 54.9 percent at December 31, 2001 to 54.0 percent. At March 31, 2002, the Company had working capital of $100.4 million and a current ratio of 1.97.

     Capital expenditures for the quarter were $5.4 million and are anticipated to be in the range of $25 million to $30 million for the full year. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

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

See Exhibit Index page.

	(c)	Form 8-K

No Reports on Form 8-K were filed during the quarter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

5/7/02 Date	By:	\s\ Gregory J. Stodnick Gregory J. Stodnick Vice President-Finance Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3	(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit (3)(a) to Form 10-Q filed with the Commission on May 17, 1999.
3	(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(ii) to Form 10-Q filed with the Commission on May 14, 1997.
10	(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit to Form 10-K filed with the Commission on March 30, 2001.
10	(b)	Form of Indemnification Agreement for Directors and Officers. *Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.
10	(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. *Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.
10	(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 30, 2001.
10	(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10	(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan.*
10	(g)	Milton I. Wiskind Supplemental Compensation Agreement. Reference is made to Exhibit 10 to Form 10-Q filed with the Commission on May 14, 1997.*
10	(h)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit 10(h) to Form 10-K filed with the Commission on March 26, 1998.*
10	(i)	Loan Agreement Between Myers Industries, Inc. and Banc One, Michigan, Agent (f/k/a NBD Bank) Dated as of February 3, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on February 19, 1999.
10	(j)	First Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 2, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on August 13, 1999.
10	(k)	Annex 1 to First Amendment Loan Agreement, Being the Loan Agreement, as Amended, among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 2, 1999. Reference is made to Exhibit 10(c) to Form 8-K filed with the Commission on August 13, 1999.
10	(l)	Second Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 2, 2000. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 30, 2001.
10	(m)	Third Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of October 6, 2000. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 30, 2001.
10	(n)	Fourth Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of December 31, 2000. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 30, 2001.

10	(o)	Fifth Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 7, 2001. Reference is made to Exhibit 10(n) to Form 10-Q filed with the Commission on November 13, 2001.

21		Subsidiaries of the Registrant. Reference is made to Exhibit 21 to Form 10-K filed with the Commission on March 27, 2002.

*	Indicates executive compensation plan or arrangement.