Form 10-Q
period 2002-06-30
MYERS INDUSTRIES INC
filed 2002-08-13
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________________

Commission file number    I-8524

MYERS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

OHIO	#34-0778636

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1293 SOUTH MAIN STREET, AKRON, OHIO	44301

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (330) 253-5592

     Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  x ].      No [   ].

Applicable Only to Issuers Involved in Bankruptcy
Proceedings During the Preceding Five Years

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____. No ______.

     As of July 31, 2002, the number of shares outstanding of the issuer’s Common Stock was:

24,047,418
=========

PART 1 — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30,	December 31,
ASSETS	2002	2001

CURRENT ASSETS

Cash and temporary cash investments	$11,767,751	$7,074,964

Accounts receivable-less allowances of $4,020,000 and $4,417,000, respectively	108,613,465	104,602,982

Inventories

Finished and in-process products	61,894,685	66,239,288

Raw materials and supplies	15,282,729	15,109,952

	77,177,414	81,349,240

Prepaid expenses	2,847,543	3,591,411

Total Current Assets	200,406,173	196,618,597

OTHER ASSETS

Goodwill	199,405,798	187,960,222

Patents and other intangible assets	2,300,381	2,834,582

Other	3,374,632	4,017,156

	205,080,811	194,811,960

PROPERTY, PLANT & EQUIPMENT, AT COST

Land	7,634,242	7,311,493

Buildings and leasehold improvements	75,476,186	73,983,923

Machinery and equipment	298,916,721	282,140,259

	382,027,149	363,435,675

Less allowances for depreciation and amortization	192,943,291	172,699,854

	189,083,858	190,735,821

	$594,570,842	$582,166,378

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

CURRENT LIABILITIES

Accounts payable	$44,689,814	$44,818,664

Accrued expenses

Employee compensation	24,044,506	25,501,181

Taxes, other than income taxes	3,681,142	2,632,663

Accrued Interest	1,144,312	1,207,733

Other	14,070,126	12,971,309

Current portion of long-term debt	17,925,000	17,767,688

TOTAL CURRENT LIABILITIES	105,554,900	104,899,238

LONG-TERM DEBT, less current portion	229,769,835	247,145,234

DEFERRED INCOME TAXES	13,890,410	12,595,697

SHAREHOLDERS’ EQUITY

Serial Preferred Shares (authorized 1,000,000)	0	0

Common Shares, without par value (authorized 60,000,000 shares; outstanding 24,000,475 and 23,847,694, respectively)	14,597,552	14,503,828

Additional paid-in capital	219,084,598	217,594,648

Accumulated other comprehensive income	(22,142,068)	(34,411,755)

Retained income	33,815,615	19,839,488

	245,355,697	217,526,209

	$594,570,842	$582,166,378

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

CONDENSED STATEMENT OF CONSOLIDATED INCOME

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net sales	$153,095,622	$152,737,962	$302,034,259	$317,997,865

Costs and expenses

Cost of sales	101,364,468	102,446,520	195,804,741	208,815,783

Operating expenses	37,529,565	39,533,492	72,117,910	79,140,319

Interest, net	2,975,147	4,998,586	6,017,843	10,586,693

Total costs & expenses	141,869,180	146,978,598	273,940,494	298,542,795

Income before income taxes	11,226,442	5,759,364	28,093,765	19,455,070

Income taxes	4,425,000	2,578,000	11,246,000	8,287,000

Net income	$6,801,442	$3,181,364	$16,847,765	$11,168,070

Net income per Common Share	$.28	$.13	$.70	$.47

Dividends per Common Share	$.06	$.055	$.12	$.11

Weighted average number of Common Shares outstanding	23,956,087	23,786,405	23,913,302	23,774,960

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	June 30,	June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,847,765	$11,168,070

Items not affecting use of cash

Depreciation	16,945,906	17,051,268

Amortization of goodwill	0	4,614,310

Amortization of other intangible assets	523,958	482,443

Deferred taxes	1,208,696	0

Cash flow provided by (used for) working capital

Accounts receivable	1,137,197	14,782,412

Inventories	6,239,747	5,070,658

Prepaid expenses	795,113	495,957

Accounts payable and accrued expenses	(3,446,061)	(15,778,472)

Net cash provided by operating activities	40,252,321	37,886,646

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of business, net of cash acquired	(2,819,901)	(7,480,000)

Additions to property, plant and equipment, net	(12,004,089)	(16,126,697)

Other	1,151,402	(650,474)

Net cash used for investing activities	(13,672,588)	(24,257,171)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt repayment	(6,000,000)	(6,000,000)

Net borrowing (repayment) of credit facility	(14,598,982)	(3,183,227)

Cash dividends paid	(2,871,638)	(2,594,880)

Proceeds from issuance of common stock	1,583,674	670,643

Net cash used for financing activities	(21,886,946)	(11,107,464)

INCREASE IN CASH AND TEMPORARY

CASH INVESTMENTS	4,692,787	2,522,011

CASH AND TEMPORARY CASH INVESTMENTS

JANUARY 1	7,074,964	2,177,983

CASH AND TEMPORARY CASH INVESTMENTS

JUNE 30	$11,767,751	$4,699,994

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002

				Accumulative
			Additional	Other
	Comprehensive	Common	Paid-In	Comprehensive	Retained
	Income	Stock	Capital	Income	Income

December 31, 2001		$14,503,828	$217,594,648	($34,411,755)	$19,839,488

Net Income	$16,847,765				16,847,765

Foreign Currency Translation
Adjustment	12,269,687			12,269,687

Comprehensive Income	$29,117,452

Common Stock Issued		93,724	1,489,950

Dividends					(2,871,638)

June 30, 2002		$14,597,552	$219,084,598	($22,142,068)	$33,815,615

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

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. Certain amounts in the fiscal 2001 financial statements have been reclassified in order to conform with the fiscal year 2002 presentation.

(2) Supplemental Disclosure of Cash Flow Information

     The Company made cash payments for interest expense of $2,698,000 and $4,737,000 for the three months ended June 30, 2002 and 2001, respectively. Cash payments for interest totaled $5,423,000 and $10,661,000 for the six months ended June 30, 2002 and 2001. Cash payments for income taxes totaled $6,683,000 and $8,005,000 for the three months ended June 30, 2002 and 2001. Cash payments for income taxes were $7,736,000 and $8,627,000 for the six months ended June 30, 2002, and 2001.

(3) Goodwill and Intangible Assets

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No reclassification of intangible assets apart from goodwill was necessary as a result of the Company adopting the new standard.

     Under the provisions of SFAS No. 142, the Company was required to perform a transitional goodwill impairment test within six months of adopting the new standard and to test for impairment on a least an annual basis thereafter. For purposes of transitional impairment testing, the Company determined the fair value of its reporting units using discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill, which resulted in no impairment loss being recognized.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

(3) Goodwill and Intangible Assets (Con’t)

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Had goodwill amortization not been recorded in the quarter and six months ended June 30, 2001, income before taxes would have increased approximately $2.3 million and $4.6 million, respectively and net income per share by $.075 and $.15. For the full year 2001, goodwill amortization reduced income before taxes by approximately $9.2 million and net income per share by $.30.

(4) Segment Information

     The Company’s business units have separate management teams and offer different products and services. Using the criteria of FASB No. 131, these business units have been aggregated into two reportable segments; Distribution of after-market repair products and services and Manufacturing of polymer products. The aggregation of business units is based on management by the chief operating decision maker for the segment as well as similarities of production processes, distribution methods and economic characteristics (e.g. average of gross margin and the impact of economic conditions on long-term financial performance).

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

     Sales to external customers for manufactured plastic products were $100.9 million for the quarter and $207.8 million for the six months ended June 30, 2002, while sales of rubber products were $13.0 million and $23.2 million for the quarter and year-to-date periods, respectively. In the prior year, sales of plastic products to external customers were $99.7 million for the quarter and $222.1 million for the six months ended June 30, 2001 while sales of rubber products were $13.1 million for the quarter and $24.4 million for the quarter and year-to-date periods, respectively.

     Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income, general corporate overhead expenses and interest expenses are not included.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(4) Segment information (Con’t)

	Three Months Ended		Six Months Ended
(In Thousands)	June 30,		June 30,

Net Sales	2002	2001	2002	2001

Distribution of aftermarket repair products and services	$39,220	$39,987	$71,031	$71,557

Manufacturing of polymer products	117,699	116,089	238,066	252,799

Intra-segment elimination	(3,823)	(3,338)	(7,063)	(6,358)

	$153,096	$152,738	$302,034	$317,998

Income Before Income Taxes

Distribution of aftermarket repair products and services	$3,881	$3,902	$6,759	$6,362

Manufacturing of polymer products	12,999	9,644	32,594	29,136

Corporate	(2,679)	(2,788)	(5,241)	(5,456)

Interest expense — net	(2,975)	(4,999)	(6,018)	(10,587)

	$11,226	$5,759	$28,094	$19,455

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the quarter ended June 30, 2002 were $153.1 million, a slight increase from the $152.7 million reported in the second quarter of 2001. Sales in the manufacturing segment increased $1.6 million or one percent as higher unit volumes offset the impact of competitive pricing conditions currently prevailing in most industrial markets served by the Company. Sales in the distribution segment decreased 2 percent based on a continuation of weak demand, particularly for capital equipment. The translation effect of foreign currencies, primarily the euro, had only a minor impact by increasing sales in the manufacturing segment, and total sales, approximately one percent.

     For the six months ended June 30, 2002, net sales were $302.0 million, a decrease of $16 million or 5 percent compared with the prior year. On a segment basis, sales in the distribution segment decreased approximately one percent reflecting slightly lower unit volumes while manufacturing segment sales were down 6 percent based on reductions in both pricing and unit volumes. For the six month period the translation effect of foreign currencies had virtually no impact on reported sales.

     Cost of sales decreased slightly for the quarter compared with the prior year period and, consequently, gross profit expressed as a percentage of sales rose to 33.8 percent compared with 32.9 percent last year. In the distribution segment, margins improved slightly based on a continuing shift in sales mix to consumable supplies compared to lower margin capital equipment. In the manufacturing segment, margins also improved slightly as raw material costs, which increased compared with the first quarter, were lower than the prior year period and offset the decreased absorption of fixed manufacturing costs resulting from lower production levels.

     For the six months ended June 30, 2002, cost of sales decreased 6 percent and gross profit, expressed as a percentage of sales, improved to 35.2 percent from 34.3 percent in the prior year. In the distribution segment, favorable sales mix resulted in a slightly higher gross margin for the current six month period while lower raw material costs also led to a slight improvement in margins for the manufacturing segment.

     Total operating expenses decreased $2.0 million or 5 percent for the quarter and $7.0 million or 9 percent for the six months ended June 30, 2002 compared with the prior year periods. The reduction in operating expense includes $2.3 million for the quarter and $4.6 million year to date, related to goodwill amortization in the prior year periods which did not impact the current year. In addition, cost control efforts further reduced operating expenses by $2.4 million for the six months ended June 30, 2002. Excluding the impact of goodwill amortization, operating expenses expressed as a percentage of sales were virtually unchanged at 24.5 percent for the quarter and 23.9 percent for the six month period in the current year compared to 24.4 percent and 23.4 percent in the same periods a year ago.

PART I — FINANCIAL INFORMATION

MYERS INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Con’t)

     Net interest expense decreased $2.0 million or 40 percent for the quarter and $4.6 million or 43 percent for the six month period ended June 30, 2002, compared with the prior year. This decrease reflects primarily the impact of lower interest rates, although the Company also received the benefit from lower average borrowing levels in the current year.

     The effective income tax rate for the quarter ended June 30, 2002 was reduced to 39.4 percent from 44.8 percent in the prior year. For the six months ended June 30, 2002, the effective tax rate was 40.0 percent compared with 42.6 percent in the prior year. This decrease is primarily attributable to the elimination of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $40.3 million for the six months ended June 30, 2002 compared with $37.9 million for same period in the prior year. Long-term debt was reduced $17.3 million from December 31, 2001 and debt as a percentage of total capitalization was 50 percent at June 30, 2002. Working capital increased from $91.7 million at December 31, 2001 to $94.8 million at June 30, 2002.

     Capital expenditures for the six months ended June 30, 2002 were approximately $12 million and are anticipated to be in the range of $25 million to $30 million for the full year. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

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

     The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. As such, the cost of operations is subject to fluctuation as the market for these commodities changes. The Company monitors this risk but currently has no derivative con-tracts to hedge this risk, however, the Company also has no significant purchase obligations to purchase fixed quantities of such commodities in future periods.

PART II — OTHER INFORMATION

MYERS INDUSTRIES INC.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 25, 2002, and the following matters were voted on a that meeting.

1.	Proposal to set the number of Directors at nine.

For Against Abstain	16,781,085 352,920 65,766

2.	At the election nine Directors were voted upon. All of the Directors nominated were elected. The results of this voting are as follows:

		Votes
Name of Director	Votes for	Withheld
Stephen E. Myers	14,678,558	2,521,213

Milton I. Wiskind	14,637,793	2,561,978

Karl S. Hay	17,109,858	89,913

Richard P. Johnston	17,102,472	97,299

Richard Osborne	17,118,290	81,481

Jon H. Outcalt	17,115,827	83,944

Michael Kane	17,039,589	160,182

Edward Kissel	16,999,886	199,885

Keith A. Brown	17,118,412	81,359

3.	Proposal to amend the Myers Industries, Inc. 1999 Stock Plan to provide eligible non-employee directors with stock options under the Plan.

For Against Abstain	16,185,316 578,840 435,615

PART II — OTHER INFORMATION

MYERS INDUSTRIES INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index page.

(c)	Form 8-K

(1)	Form 8-K filed on June 13, 2002 regarding the termination of Arthur Andersen LLP and the retention of Ernst & Young LLP as the registrants independent auditor.

(2)	Form 8-K/A filed on June 26, 2002 regarding the termination of Arthur Andersen LLP and retention of Ernst & Young LLP as the registrants independent auditor.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

8/13/2002 Date	By:	\s\ Gregory J. Stodnick Gregory J. Stodnick Vice President-Finance Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit (3)(a) to Form 10-Q filed with the Commission on May 17, 1999.

3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(ii) to Form10-Q filed with the Commission on May 14, 1997.

10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.

10(b)	Form of Indemnification Agreement for Directors and Officers.*Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.

10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. *Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.

10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 30, 2001.

10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*

10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 7, 2002*

10(g)	Milton I. Wiskind Supplemental Compensation Agreement. Reference is made to Exhibit 10 to Form 10-Q filed with the Commission on May 14, 1997.*

10(h)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit 10(h) to Form 10-K filed with the Commission on March 26, 1998.*

10(i)	Loan Agreement Between Myers Industries, Inc. and Banc One, Michigan, Agent (f/k/a NBD Bank) Dated as of February 3, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on February 19,1999.

10(j)	First Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 2, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on August 13,1999.

10(k)	Annex 1 to First Amendment Loan Agreement, Being the Loan Agreement, as Amended, among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 2, 1999. Reference is made to Exhibit 10(c) to Form 8-K filed with the Commission on August 13,1999.

10(l)	Second Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 2, 2000. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 30, 2001.

10(m)	Third Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of October 6, 2000. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 30, 2001.

10(n)	Fourth Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of December 31, 2000. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 30, 2001.

10(o)	Fifth Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 7, 2001. Reference is made to Exhibit 10(n) to Form 10-Q filed with the Commission on November 13, 2001.

21	Subsidiaries of the Registrant

99	Certifications of Stephen E. Myers, Chief Executive Officer and Gregory J. Stodnick, Vice President – Finance (Chief Financial Officer), of Myers Industries, Inc. Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

* Indicates executive compensation plan or arrangement.