Form 10-Q
period 2002-09-30
MYERS INDUSTRIES INC
filed 2002-10-30
CIK 69488

Table_of_Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 1-8524
Myers Industries, Inc.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0778636 (IRS Employer Identification Number)

1293 South Main Street Akron, Ohio (Address of principal executive offices)	44301 (Zip code)

(330) 253-5592
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No     .

    As of September 30, 2002, the number of shares outstanding of the issuer's Common Stock was 30,058.88.

Table_of_Contents

Part 1 - Financial Information

   Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of September 30, 2002 and December 31, 2001
ASSETS	September 30, 2002	December 31, 2001
CURRENT ASSETS
Cash and temporary cash investments	$5,972,291	$7,074,964
Accounts receivable-less allowances Of $3,840,000 and $4,417,000, Respectively	109,071,442	104,602,982

Inventories
Finished and in-process products	63,445,731	66,239,288
Raw materials and supplies	15,917,770	15,109,952
	79,363,501	81,349,240
Prepaid expenses	3,144,984	3,591,411
TOTAL CURRENT ASSETS	197,552,218	196,618,597

OTHER ASSETS
Goodwill	199,086,329	187,960,222
Patents and other intangible assets	2,164,687	2,834,582
Other	3,823,419	4,017,156
	205,074,435	194,811,960
PROPERTY, PLANT & EQUIPMENT, AT COST
Land	7,608,671	7,311,493
Buildings and leasehold improvements	75,602,616	73,983,923
Machinery and equipment	307,929,637	282,140,259
	391,140,924	363,435,675
Less allowances for depreciation and amortization	201,782,817	172,699,854
	189,358,107	190,735,821
	$591,984,760	$582,166,378

Table_of_Contents

Part 1 - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of September 30, 2002 and December 31, 2001
LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2002	December 31, 2001

CURRENT LIABILITIES
Accounts payable	$40,975,551	$44,818,664
Accrued expenses
Employee compensation	24,804,387	25,501,181
Taxes, other than income taxes	3,016,352	2,632,663
Accrued interest	1,170,062	1,207,733
Other	13,363,897	12,971,309
Current portion of long-term debt	21,058,612	17,767,688

TOTAL CURRENT LIABILITIES	104,388,861	104,899,238

LONG-TERM DEBT, less current portion	226,865,434	247,145,234
DEFERRED INCOME TAXES	13,972,157	12,595,697

SHAREHOLDERS' EQUITY
Serial Preferred Shares (authorized 1,000,000)	0	0
Common Shares, without par value (authorized 60,000,000 shares; Outstanding 30,058,888 and 29,809,618, respectively)	18,293,374	14,503,828
Additional paid-in capital	215,933,598	217,594,648
Accumulated other comprehensive Income	(22,829,365)	(34,411,755

)

Retained income	35,360,701	19,839,488

	246,758,308	217,526,209

	$591,984,760	$582,166,378

Table_of_Contents

Part 1 - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Income
	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net Sales	$146,625,694	$141,446,944	$448,659,953	$459,444,809

Costs of Sales	102,230,644	95,476,662	298,035,384	304,292,445

Gross Profit	44,395,050	45,970,282	150,624,569	155,152,364

Operating Expenses	36,407,957	38,280,216	108,525,868	117,420,535

Operating Income	7,987,093	7,690,066	42,098,701	37,731,829

Interest Expense	3,017,187	4,426,271	9,035,030	15,012,964

Income Before Income Taxes	4,969,906	3,263,795	33,063,671	22,718,865

Income Taxes	1,902,000	1,573,000	13,148,000	9,860,000

Net Income	$3,067,906	$1,690,795	$19,915,671	$12,858,865

Net Income per Common Share*	$.10	$.06	$.67	$.43

Dividends per Common Share*	$.05	$.05	$.15	$.14

Weighted average
Number of Common
Shares outstanding*	30,044,489	29,770,708	29,941,875	29,735,302

*Adjusted for a five-for-four stock split in August, 2002.

Table_of_Contents

Part 1 - Financial Information

Myers Industries, Inc.
Statement of Consolidated Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
	September 30, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,915,671	$12,858,865
Items not affecting use of cash
Depreciation	25,578,998	25,571,303
Amortization of goodwill	0	6,918,001
Amortization of other intangible assets	777,860	703,830
Deferred taxes	1,333,696	0
Cash flow provided by (used for) working capital
Accounts receivable	(101,762)	16,608,058
Inventories	3,659,287	8,611,798
Prepaid expenses	483,685	755,890
Accounts payable and accrued expenses	(7,074,436)	(16,917,199)

Net cash provided by operating activities	44,572,999	55,110,546

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(2,819,901)	(7,480,000)
Additions to property, plant and equipment, net	(21,190,289)	(19,785,652)
Other	94,659	(1,100,502)

Net cash used for investing activities	(23,915,531)	(28,366,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt repayment	(9,000,000)	(9,000,000)
Net borrowing (repayment) of credit facility	(10,514,055)	(10,725,372)
Cash dividends paid	(4,374,582)	(4,024,008)
Proceeds from issuance of common stock	2,128,496	816,024

Net cash used for financing activities	(21,760,141)	(22,933,356)

INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(1,102,673)	3,811,036

CASH AND TEMPORARY CASH INVESTMENTS JANUARY 1	7,074,964	2,177,983

CASH AND TEMPORARY CASH INVESTMENTS SEPTEMBER 30	$5,972,291	$5,989,019

Table_of_Contents

Part I - Financial Information

Myers Industries, Inc.
Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2002
	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income
December 31, 2001		$14,503,828	$217,594,648	($34,411,755)	$19,839,488

Net Income	$19,915,671				19,915,671

Foreign Currency Translation Adjustment	11,582,390			11,582,390

Comprehensive Income	$31,498,061

Five-For-Four Stock Split		3,666,751	(3,666,751)		(19,876)
Common Stock Issued		122,795	2,005,701

Dividends					(4,374,582)

September 30, 2002		$18,293,374	$215,933,598	$(22,829,365)	$35,360,701

Table_of_Contents

Part I - Financial Information

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

        In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. Certain amounts in the fiscal 2001 financial statements have been reclassified in order to conform with the fiscal year 2002 presentation.

(2)     Net Income Per Share

        Basic net income per share, as shown on the Condensed Statement of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period, and for all periods shown basic and diluted earnings per share are identical. In August 2002, the Company declared a five-for-four stock split and, in August 2001, the Company issued a ten percent stock dividend. All per share data has been adjusted to reflect the stock split and stock dividends.

(3)     Supplemental Disclosure of Cash Flow Information

        The Company made cash payments for interest expense of $2,959,000 and $4,405,000 for the three months ended September 30, 2002 and 2001, respectively. Cash payments for interest totaled $8,974,000 and $15,066,000 for the nine months ended September 30, 2002 and 2001. Cash payments for income taxes totaled $2,359,000 and $1,002,000 for the three months ended September 30, 2002 and 2001. Cash payments for income taxes were $10,095,000 and $9,629,000 for the nine months ended September 30, 2002, and 2001.

(4)     Goodwill and Intangible Assets

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No reclassification of intangible assets apart from goodwill was necessary as a result of the Company adopting the new standard.

        Under the provisions of SFAS No. 142, the Company was required to perform a transitional goodwill impairment test within six months of adopting the new standard and to test for impairment on at least an annual basis thereafter. For purposes of transitional impairment testing, the Company determined the fair value of its reporting units using discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill, which resulted in no impairment being recognized.

Table_of_Contents

Part I -- Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(4)      Goodwill and Intangible Assets (con't)

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Had goodwill amortization not been recorded in the quarter and nine months ended September 30, 2001, income before taxes would have increased approximately $2.3 million and $6.9 million, respectively and net income per share by $.06 and $.18. For the full year 2001, goodwill amortization reduced income before income before taxes by approximately $9.2 million and net income per share by $.24.

(5)     Segment Information

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

         Sales to external customers for manufactured plastic products were $92.7 million for the quarter and $301.1 million for the nine months ended September 30, 2002, while sales of rubber products were $12.1 million and $34.8 million for the quarter and year-to-date periods, respectively. In the prior year, sales of plastic products to external customers were $90.1 million for the quarter and $312.1 million for the nine months ended September 30, 2001 while sales of rubber products were $11.2 million for the quarter and $35.6 million for the quarter and year-to-date periods, respectively.

         Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income, general corporate overhead expenses and interest expenses are not included.

Table_of_Contents

Part I -- Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(5)    Segment Information (con't)
	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2002	2001	2002	2001

Net Sales
Distribution of aftermarket repair products and services	$41,763	$40,172	$112,794	$111,729
Manufacturing of polymer products	108,803	104,887	346,869	357,686
Intra-segment elimination	(3,940
)
		(3,612
)
			(11,003
)
				(9,970)
	$146,626	$141,447	$448,660	$459,445

Income Before Income Taxes
Distribution of aftermarket repair products and services	$4,276	$4,577	$11,035	$10,939
Manufacturing of polymer products	6,014	5,915	38,608	35,051
Corporate	(2,303)	(2,802)	(7,544)	(8,258)
Interest expense -- net	(3,017
)
		(4,426)	(9,035
)
				(15,013)
	$4,970	$3,264	$33,064	$22,719

Table_of_Contents

Part I - Financial Information

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

        Net sales for the quarter ended September 30, 2002 were $146.6 million, an increase of 4 percent from the $141.4 million reported in 2001 as the Company experienced higher sales in both of its business segments. In the distribution segment, sales increased $1.6 million or 4 percent reflecting a stronger demand for consumable service supplies, and after an extended period of soft demand, improved sales of capital equipment. Sales in the manufacturing segment increased $3.9 million or 4 percent, however, a stronger euro foreign currency translation accounted for $3 million of the increase. Without the favorable translation effect, total sales and manufacturing sales would have increased only one percent in the quarter.

        For the nine months ended September 30, 2002, net sales decreased $10.8 million or 2 percent compared with the prior year. On a segment basis, distribution segment sales increased one percent based on slightly higher unit volumes while manufacturing segment sales were down 3 percent as general economic conditions resulted in weak demand in most of the Company's markets throughout this period. For the nine month period the impact of foreign currency translation was slightly favorable. Without this favorable translation effect, total sales would have decreased 3 percent and manufacturing sales would have been down by 4 percent. For the quarter and nine month periods ended September 30, 2002, the translation effect of foreign currencies had no material impact on reported earnings.

        Cost of sales increased 7 percent for the quarter ended September 30, 2002 and gross profit expressed as a percentage of sales, decreased to 30.3 percent compared with 32.5 percent in the prior year. This decrease was primarily the result of business in the manufacturing segment where higher raw material costs combined with a decrease in the absorption of fixed manufacturing costs led to lower margins.

        For the nine months ended September 30, 2002, cost of sales decreased 2 percent as a result of lower sales in the current year. Gross profit expressed as a percentage of sales declined slightly to 33.6 percent compared with 33.8 percent in the prior year period. In the distribution segment margins are essentially unchanged, however, in the manufacturing segment margins have declined primarily due to a decrease in the absorption of fixed manufacturing costs resulting from lower production levels. Raw materials costs, primarily plastic resins, which were favorable in earlier periods, have been increasing throughout the current year and are generally higher now than raw material costs in the prior year.

        Total operating expenses decreased $1.9 million or 5 percent for the quarter and $8.9 million or 8 percent for the nine months ended September 30, 2002 compared with the prior year periods. The reduction in operating expenses include $2.3 million for the quarter and $6.9 million year to date, related to goodwill amortization in the prior year periods which did not impact the current year. In addition, cost control efforts and reduced business levels lowered operating expenses by an additional $2 million for the nine months ended September 30, 2002. Excluding the impact of the goodwill amortization, operating expenses expressed as a percentage of sales, were reduced to 24.8 percent compared to 25.4 percent in the prior year. For the nine months ended September 30, 2002 operating expenses were virtually unchanged at 24.2 percent of sales compared to 24.0 percent in the prior year.

Table_of_Contents

Part I -- Financial Information

Myers Industries, Inc.
Management's Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (con't)

        Net interest expense decreased $1.4 million or 32 percent for the quarter and $6.0 million or 40 percent for the nine months ended September 30, 2002, compared with the prior year. This decrease reflects primarily the impact of lower interest rates, although the Company also benefited from lower average borrowing levels in the current year.

        The effective income tax rate for the quarter ended September 30, 2002 was reduced to 38.3 percent compared with 48.2 percent in the prior year. For the nine months ended September 30, 2002, the effective tax rate was 39.8 percent compared with 43.4 percent in the prior year. The reductions in current year tax rates is primarily attributable to the elimination of non-deductible goodwill amortization.

Liquidity and Capital Resources

        Cash provided by operating activities was $44.6 million for the nine months ended
September 30, 2002 compared with $55.1 million for the same period in the prior year. Total debt was reduced $16.9 million from December 31, 2001 and debt as a percentage of total capitalization was 50 percent at September 30, 2002. Working capital increased from $91.7 million at December 31, 2001 to $93.2 million at September 30,2002.

        Capital expenditures for the nine months ended September 30, 2002 were $21.2 million and are anticipated to be in the range of $25 million to $30 million for the full year. Management believes that anticipated cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates.

        Some of the Company's subsidiaries operate in foreign countries and, as such, their financial results are subject to the variability that arises from exchange rate movements. The Company believes that foreign currency exchange rate fluctuations do not represent a significant market risk due to the nature of the foreign countries in which we operate, primarily Canada and Western Europe, as well as the size of those operations relative to the total Company.

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

Table_of_Contents

Part I -- Financial Information
Myers Industries, Inc.

Item 4.     Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Table_of_Contents

Part II - Other Information
Myers Industries Inc.
Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits

Table_of_Contents

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

October 30, 2002	By:	/s/ Gregory J. Stodnick
Date		Gregory J. Stodnick Vice President-Finance Financial Officer (Duly Authorized Officer and Principal Financial And Accounting Officer)

Table_of_Contents

Certification Per Section 302 of the Sarbanes-Oxley Act of 2002

       I, Stephen E. Myers, Chief Executive Officer of Myers Industries, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Myers Industries, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significantly deficiencies and material weaknesses.

Date: October 30, 2002	/s/ Stephen E. Myers
Stephen E. Myers, Chief Executive Officer

Table_of_Contents

Certification Per Section 302 of the Sarbanes-Oxley Act of 2002

       I, Gregory J. Stodnick, Chief Financial Officer of Myers Industries, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Myers Industries, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significantly deficiencies and material weaknesses.

Date: October 30, 2002	/s/ Gregory J Stodnick
Gregory J Stodnick, Chief Financial Officer

Table_of_Contents

Exhibit Index

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit (3)(a) to Form 10-Q filed with the Commission on May 17, 1999.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(ii) to Form10-Q filed with the Commission on May 14, 1997.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 30, 2001.
10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 7, 2002*
10(g)	Milton I. Wiskind Supplemental Compensation Agreement. Reference is made to Exhibit 10 to Form 10-Q filed with the Commission on May 14, 1997.*
10(h)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit 10(h) to Form 10-K filed with the Commission on March 26, 1998.*
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

99

Certifications of Stephen E. Myers, Chief Executive Officer, and Gregory J. Stodnick, Vice President -- Finance (Chief Financial Officer), of Myers Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________
* Indicates executive compensation plan or arrangement.