Form 10-K
period 2002-12-31
MYERS INDUSTRIES INC
filed 2003-03-26
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 001-08524

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X]  No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No [ ]

      State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates using the closing price of the registrant as of June 30, 2002: $362,087,599. Indicate the number of shares outstanding of registrant’s common stock as of June 30, 2002: 24,000,475 Shares of Common Stock, without par value.

PART I
ITEM 1. Business
PART II
ITEM 5. Market for Registrant’s Common Stock and Related Stockholder Matters
ITEM 6. Selected Financial Data
Statements of Consolidated Income
Statements of Consolidated Financial Position
Statements of Consolidated Shareholders’ Equity and Comprehensive Income
Statement of Consolidated Cash Flows
Notes to Consolidated Financial Statements
EX-3(b) Amd. and Restated Code of Regulations
EX-10(g) Executive Supplemental Retirement Plan
EX-10(h) Supplemental Compensation Agreement
EX-10(i) Employment Contract
EX-10(j) Terms of Employment
EX-21 Subsidiaries
EX-23(a) Consent of Ernst & Young
EX-23(b) Consent of Arthur Andersen
EX-23(c) Consent of Auditors
EX-99 Certifications

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of Registrant’s Notice of 2002 Annual Meeting and Proxy Statement, dated March 17, 2003, in Part III (Items 10, 11, 12 and 13)

CROSS REFERENCE SHEET

PURSUANT TO FORM 10-K GENERAL INSTRUCTION G(4)

Part/Item	Form 10-K Heading	Reference Material

III/10	Directors and Executive Officers of the Registrant	Proxy Statement(1) pages 3 through 7

III/11	Executive Compensation	Proxy Statement pages 9 through 12

III/12	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement pages 3 through 6, page 11, and page 12

III/13	Certain Relationships and Related Transactions	Proxy Statement Page 7

(1)	Registrant’s Notice of 2003 Annual Meeting of Shareholders and Proxy Statement

PART I

ITEM 1.	Business

     (a) General Development of Business

      In 2002, Myers Industries, Inc. (Company) had net sales of $608.0 million, virtually unchanged from the prior year. Despite the flat sales, net income for 2002 of $24.0 million increased 58 percent from the net income of $15.2 million reported in 2001, primarily as a result of the cessation of goodwill amortization and significantly lower interest expense.

      Net sales for the fourth quarter ended December 31, 2002, were $159.3 million, an increase of 7 percent from the $148.5 million reported in 2001. Net income was $4.0 million, an increase of 73 percent compared to $2.3 million in the prior year’s fourth quarter. Net income per share was $.13, an increase of 63 percent compared with $.08 in the fourth quarter of 2001.

      The adoption of Statement of Financial Accounting Standards No. 142, which discontinued the amortization of goodwill, affected results positively in both the fourth quarter and for the full year. Goodwill amortization in the comparable quarter and year ended December 31, 2001, reduced income before taxes by $2.3 million and $9.2 million, net income by $1.8 million and $7.1 million and earnings per share by $.06 and $.24 respectively.

      For the year, the Company had cash flow from operations totaling $65.5 million and total debt was reduced by $32.0 million. Debt to total capitalization was reduced to 48 percent at December 31, 2002 compared with 55 percent at the end of 2001. In August, the Board of Directors declared a five-for-four stock split and a $.05 cash dividend on the split shares, making 2002 the 27th consecutive year in which cash dividends were increased.

     (b) Financial Information About Industry Segments

      The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

     (c) Description of Business

      The Company conducts its business activities in two segments, manufacturing and distribution. For the fiscal year ended December 31, 2002, the manufacturing segment generated approximately 75% of sales, while the distribution segment contributed approximately 25% of sales.

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

      Key Manufactured Product Areas

•	Reusable Plastic Material Handling Containers
•	Plastic Planters
•	Plastic Storage & Organization Products
•	Plastic Storage Tanks
•	Plastic and Metal Material Handling Carts
•	Rubber OEM & Replacement Parts
•	Tire Repair & Retreading Products
•	Custom Rubber Sheet Stock
•	Reflective Highway Marking Products

      Product Brands

•	Buckhorn
•	Akro-Mils
•	Allibert Équipement
•	Ameri-Kart
•	Buckhorn Rubber
•	Dillen
•	Listo
•	Patch Rubber
•	raaco

      Manufacturing Capabilities

•	Plastic & Rubber Injection Molding
•	Compression Molding
•	Winding Extrusion
•	Vacuum Forming
•	Rotational Molding
•	Rubber Compounding, Calendering & Extrusion
•	Rubber-to-Metal Bonding
•	Blow Molding
•	Metal Forming

      Representative Markets

•	Agriculture
•	Automotive
•	Chemical
•	Construction
•	Consumer
•	Food Processing & Distribution
•	General Industrial
•	Healthcare
•	Horticulture
•	Marine/ Watercraft
•	Recreational Vehicle
•	Telecommunications
•	Tire Repair & Retread
•	Transportation
•	Waste Collection
•	Water Control

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

      Our material handling products are utilized for shipping and handling a wide range of industrial and commercial items, including automotive, appliance, and electronic components; food products such as meat, poultry, and produce; bulk seed and feed; health and beauty care products; apparel and textiles; and hardware. These products deliver specific cost-saving and productivity benefits to our customers. At the Saturn plant in Springhill, Tennessee, our containers and pallets are reused hundreds of times to carry fasteners and bumpers from suppliers directly to the assembly area, reducing the scrap rate and eliminating costly solid waste from cardboard boxes and wood pallets. Chicken delivered to KFC restaurants across the United States comes in the reusable container that we pioneered; the container better protects the chicken during transport and is more sanitary than cardboard boxes. Our plastic bins are used on assembly lines, at distribution centers and in retail outlets throughout the world to organize small parts and other items.

      Growers, retailers, and consumers use our plastic planters and trays to create plant and floral displays. We manufacture a broad line of indoor/outdoor decorative planters, pots, bowls, window boxes, urns, and grower containers and trays; we are also North America’s largest producer of hanging baskets. These items serve the needs of the grower at greenhouses and nurseries, as well as retail garden centers, home centers, and mass merchandisers such as Target®, Kmart®, and Wal-Mart®.

      For consumers, we adapt storage solutions for industry to home and office settings. Our popular KeepBox® containers help consumers organize everything from holiday decorations to school supplies. Storage organizers and cabinets provide efficient storage for small items and accessories in the home workshop or at the office. Hobbyists and craftsmen use our popular CraftDesign® products for efficient, portable storage of craft, sewing, and art supplies.

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

      We manufacture plastic carts used in material handling and waste collection. Manufacturers apply our carts and dumpers for in-plant transport of products and scrap. Over 700 municipalities use the carts for residential waste collection.

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

      More than 50 years ago we started making tire patches. We now offer the most comprehensive line of tire repair and retreading products in the United States. To service the more than 221 million damaged tires that occur each year, we make all the materials and products customers need to perform safe and profitable tire repairs: the plug that fills a puncture, the cement that seats the plug, the tire innerliner patch, and the final sealing compound. Our products are used to repair the smallest puncture in passenger tires and the most severe tear in large, off-the-road tires.

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

Our Distribution Segment

      In our distribution segment, we are the largest distributor of tools, equipment, and supplies to tire, wheel, and undervehicle service specialists in the United States. We buy and sell nearly 10,000 different tool, equipment, and supply items ranging from computerized alignment systems and tire balancers to tire valves and small hand tools.

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

      An essential element of our success in the distribution segment is our nearly 170 sales representatives, who deliver personalized service on a local level. Customers rely on Myers’ sales representatives to introduce the latest tools and technologies and provide training in new product features and applications. Representatives also teach the proper use of diagnostic equipment, and present on-site workshops demonstrating industry approved techniques for tire repair and undercar service.

Competition

      Competition in the manufacturing segment is substantial and varied in form and size from manufacturers of similar products and of other products which can be readily substituted for those produced by the Company. Competition in the distribution segment is generally from local and regional businesses.

Employees

      As of December 31, 2002 the Company had a total of 4,293 full-time and part-time employees. Of these employees, 3,583 were engaged in the manufacturing segment, 614 were employed in the distribution segment and 96 were employed at the Company’s corporate offices. Approximately 10% of the Company’s employees are members of unions, however, in certain countries in which the Company operates union membership is not known due to confidentiality laws. The Company believes it has a good relationship with its union employees.

(d)	Financial Information About Foreign and Domestic Operations and Export Sales

      The Response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this Report.

ITEM 2.	Properties

      The following table sets forth by segment certain information with respect to properties owned by the Registrant:

Distribution

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Warehousing
Akron, Ohio	31,000	2	Warehousing
Pomona, California	17,700	1	Sales and distribution
Englewood, Colorado	9,500	1	Sales and distribution
San Antonio, Texas	4,500	1	Sales and distribution
Phoenix, Arizona	8,200	1	Sales and distribution
Akron, Ohio	8,000	1	Leased to non-affiliated party
Houston, Texas	7,900	1	Sales and distribution
Indianapolis, Indiana	7,800	2	Sales and distribution
Cincinnati, Ohio	7,500	1	Sales and distribution
York, Pennsylvania	7,400	3	Sales and distribution
Atlanta, Georgia	7,000	1	Sales and distribution
Minneapolis, Minnesota	5,500	1	Sales and distribution
Charlotte, North Carolina	5,100	1	Sales and distribution
Syracuse, New York	4,800	1	Sales and distribution
Franklin Park, Illinois	4,400	1	Sales and distribution

Manufacturing

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Gaillon, France	500,000	23	Manufacturing and distribution
Nykobing, Falster Denmark	227,000	68	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Dawson Springs, Kentucky	209,000	36	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Hannibal, Missouri	196,000	10	Manufacturing and distribution
Sparks, Nevada	185,000	11	Manufacturing and distribution
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, N. Carolina	172,000	20	Manufacturing and distribution
Shelbyville, Kentucky	160,000	8	Manufacturing and distribution
Sandusky, Ohio	155,000	8	Manufacturing and distribution
Bristol, Indiana	139,000	12	Manufacturing and distribution
Akron, Ohio	121,000	17	Manufacturing and distribution
Gloucester, England	118,000	3	Manufacturing and distribution
Dayton, Ohio	85,000	5	Manufacturing and distribution
Palua De Plegamans, Spain	85,000	7	Manufacturing and distribution
Prunay, France	71,000	4	Manufacturing and distribution
Goddard, Kansas	62,000	7	Manufacturing and distribution
Santa Perpetua De Mogoda, Spain	61,000	3	Manufacturing and distribution
Fostoria, Ohio	50,000	3	Manufacturing and distribution
Akron, Ohio	49,000	6	Manufacturing and distribution
Surrey, B.C., Canada	42,000	3	Manufacturing and distribution
Ontario, California	40,000	2	Distribution and warehousing
Mebane, North Carolina	30,000	5	Manufacturing and distribution
Maia, Portugal	13,000	3	Sales and distribution

      The following table sets forth by segment certain information with respect to facilities leased by the Registrant:

Manufacturing

	Approximate
	Floor Space	Expiration Date
Location	(Square Feet)	of Lease	Use

Middlefield, Ohio	400,000	August 31, 2018	Manufacturing and distribution
Cassopolis, Michigan	210,000	October 31, 2005	Manufacturing and distribution
Droitwich, England	73,000	December 31, 2002	Sales and distribution
Mulheim, Germany	54,000	December 31, 2005	Sales and distribution
Brampton, Ontario, Canada	43,000	December 31, 2007	Sales and distribution
Nanterre Cedex, France	25,000	April 30, 2008	Administration and sales
Milford, Ohio	22,000	August 31, 2006	Administration and sales
Nivelles, Belgium	14,000	March 9, 2003	Sales and distribution
Orbassano, Italy	3,000	October 14, 2006	Sales and distribution

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

      There are no pending legal proceedings other than ordinary routine litigation incidental to the Registrant’s business.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended December 31, 2002, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant

      Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

		Years as
Name	Age	Executive Officer	Title

Stephen E. Myers	59	30	President and Chief Executive Officer
Milton I. Wiskind	77	31	Senior Vice President and Secretary
Gregory J. Stodnick	60	23	Vice President - Finance
Jean-Paul Lesage	58	3	Vice President
Kevin C. O’Neil	47	4	General Counsel and Assistant Secretary

      Each executive officer has been principally employed in the capacities shown or similar ones with the Registrant for over the past five years with the exception of Mr. O’Neil. Mr. O’Neil consulted as Assistant Secretary until June 2002 at which time he became a full time employee of the Company. Prior to his full time employment, he was a partner and shareholder of Brouse McDowell Co., LPA.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant’s Directors, certain of its executive officers and persons who own more than ten percent of its Common Stock (“Insiders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange, Inc., and to furnish the Company with copies of all such forms they file. The Company understands from the information provided to it by the Insiders that they adhered to all filing requirements applicable to the Section 16 Filers, except that Mr. Myers, due to an administrative error by his brokerage firm, failed to timely report four transactions on December 27, 30, 31, 2002 and January 2, 2003. Mr. Myers made the necessary filing for these transactions on February 19, 2003.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 2002 was 2,214. High and low stock prices and dividends for the last two years were:

	Sales Price
2002			Dividends
Quarter Ended	High	Low	Paid

March 31	11.64	9.20	.05
June 30	14.48	11.22	.05
September 30	14.20	10.21	.05
December 31	13.70	10.02	.05

	Sales Price
2001			Dividends
Quarter Ended	High	Low	Paid

March 31	11.64	8.01	.04
June 30	11.34	8.91	.04
September 30	11.05	8.56	.05
December 31	11.66	8.72	.05

ITEM 6.	Selected Financial Data

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Five-Year Summary

	2002	2001	2000	1999	1998

Operations for the Year
Net sales	$607,991,158	$607,950,431	$652,659,900	$580,760,740	$392,019,900
Cost of sales	406,572,783	403,011,346	435,081,945	367,635,460	256,506,103
Selling	88,407,389	88,020,857	85,632,525	83,352,607	47,959,466
General and administrative	60,840,409	70,979,067	68,675,568	60,265,518	38,181,368
Interest — net	11,809,749	18,699,142	22,360,255	15,205,809	887,873

	567,630,330	580,710,412	611,750,293	526,459,394	343,534,810

Income before income taxes	40,360,828	27,240,019	40,909,607	54,301,346	48,485,090
Income taxes	16,401,000	12,049,000	16,909,000	23,125,000	19,806,000

Net Income	$23,959,828	$15,191,019	$24,000,607	$31,176,346	$28,679,090

Net income per share*	$.80	$.51	$.80	$1.02	$.94

Financial Position — At Year End
Total assets	$602,482,330	$582,166,378	$622,103,970	$600,409,632	$306,707,788

Current assets	201,140,357	196,618,597	219,307,253	206,990,990	153,650,201
Current liabilities	117,368,956	104,899,238	112,890,230	102,244,419	51,233,510

Working capital	83,771,401	91,719,359	106,417,023	104,746,571	102,416,691
Other assets	210,546,946	194,811,960	201,291,971	203,923,134	43,614,594
Property, plant and equipment — net	190,795,027	190,735,821	201,504,746	189,495,508	109,442,993
Less:
Long-term debt	212,222,615	247,145,234	284,273,097	280,103,906	48,832,240
Deferred income taxes	17,201,131	12,595,697	11,037,935	10,314,490	3,953,185

Shareholders’ Equity	$255,689,628	$217,526,209	$213,902,708	$207,746,817	$202,688,853

Common Shares Outstanding	30,071,736	29,809,618	29,686,266	30,231,013	30,509,949

Book Value Per Common Share	$8.50	$7.30	$7.21	$6.87	$6.64

Other Data
Dividends paid	$5,878,169	$5,454,870	$4,969,876	$4,626,471	$4,027,721
Dividends paid per Common Share*	0.20	0.18	0.17	0.15	0.13

Average Common Shares
Outstanding during the year*	29,971,843	29,752,373	29,828,210	30,502,466	30,454,614

*	Adjusted for the five-for-four stock split distributed in August 2002; the ten percent stock dividends paid in August, 2001; August, 2000; and August, 1999.

ITEM 7.	Management’s Discussion and Analysis of Results of Financial Condition and Operations

2002 Results of Operations

      Net sales of $608.0 million for the year ended December 31, 2002 were virtually unchanged from the prior year. Despite the flat sales, net income for 2002 of $24.0 million or $.80 per share increased 58 percent from the net income of $15.2 million or $.51 per share reported in 2001, as a result of the cessation of goodwill amortization and significantly lower interest expense.

      On a segment basis, sales in the distribution segment increased $3.1 million or 2 percent as sales of capital equipment picked up following several years of weak demand. In the manufacturing segment, sales declined $1.7 million or less than one percent, however, excluding the favorable translation effect of foreign currencies, primarily from a stronger euro, sales in the manufacturing segment would have been down 2 percent for the year. Weak demand in most of the Company’s markets combined with competitive pressures on pricing, particularly for horticultural containers and consumer products, led to the decline.

      Gross profit, expressed as a percentage of sales, declined slightly to 33.1 percent for the year ended December 31, 2002, compared with 33.7 percent in the prior year. In the distribution segment, margins increased slightly based on continuing favorable sales mix of higher margin supplies. In the manufacturing segment, margins declined as a result of lower selling prices and an increase of unabsorbed fixed manufacturing costs due to lower production levels. Raw material costs, primarily for plastic resins, were lower than prior year costs through the first half of 2002 but increased throughout the year and were unfavorable in the third and fourth quarters.

      Total operating expenses decreased $9.8 million or 6 percent to $149.2 million. Expressed as a percentage of sales, operating expenses were reduced to 24.5 percent in 2002 compared to 26.1 percent in 2001. The reduction in current year operating expenses was primarily due to the elimination of goodwill amortization which totaled $9.2 million in 2001. Other reductions in general and administrative expenses resulting from cost containment efforts were largely offset by significantly higher costs for medical, property, casualty and other insurances.

      Net interest expense of $11.8 million for 2002 was down $6.9 million or 37 percent from the prior year. This decrease was primarily the result of lower interest rates, however, the Company also received the benefit of lower average borrowing levels by repaying $35.8 million of debt during the year.

      Income taxes as a percentage of pretax income was 40.6 percent compared with 44.2 percent in the prior year. The lower effective tax rate reflects the elimination of the impact which non-deductible goodwill amortization had in prior years. In addition, the Company experienced a more favorable foreign tax rate difference in the current year.

2001 Results of Operations

      For the year ended December 31, 2001, net sales of $608.0 million were down 7 percent from the $652.7 million in 2000. Net income for 2001 of $15.2 million decreased 37 percent from the $24.0 million.

      The Company experienced sales declines in both of its business segments. Distribution segment sales were down $7.2 million or 5 percent reflecting lower unit volumes, particularly for capital equipment. In the manufacturing segment, sales decreased $37.7 million or 7 percent from the prior year as the Company experienced sharply lower demand brought on by the general recession and global economic slowdown affecting most of the industrial markets we serve. In addition, competitive pressures and lower raw material costs resulted in conditions to maintain or lower selling prices for most of the Company’s product lines and markets. Excluding the impact of acquired companies, sales in the manufacturing segment would have declined 10 percent and total sales would be down 9 percent for the year. The translation effect of foreign currencies, primarily the euro, did not have a material impact with a difference of less than one percent on the sales amounts as reported.

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

      Total operating expenses increased $4.7 million, or 3 percent, to $159.0 million. The increase in fiscal 2001 reflects the full year impact of expenses of companies acquired in the fourth quarter of last year as well as the amortization of related goodwill. In addition, the Company experienced substantially higher costs for medical insurance and bad debt expense, including approximately $1.0 million as a result of the Kmart bankruptcy filing in January 2002. Expressed as a percentage of sales, operating expenses were 26.1 percent in 2001 compared with 23.6 percent in 2000. This decrease in operating expense leverage is a result of both the higher costs and reduced sales volume in the current year.

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

Financial Condition

Liquidity and Capital Resources

      In 2002, the Company generated cash from operating activities of $65.5 million. During the year investments in property, plant and equipment totaled $28.4 million and total debt was reduced by $32 million. Debt as a percentage of total capitalization was reduced to 48 percent at December 31, 2002 compared to 55 percent at the end of 2001. At December 31, 2002, the Company had working capital of $83.8 million and a current ratio of 1.7 to 1.

      At December 31, 2002, available borrowing under the Company’s revolving credit facility was approximately $70 million. During the next five years management anticipated on-going capital expenditures in the range of $25 to $30 million annually. Cash flows from operations and funds available under existing credit facilities will provide the Company’s primary source of future financing. Management believes that it has sufficient financial resources to meet anticipated business requirements in the foreseeable future, including capital expenditures, dividends, working capital and debt service.

      The following summarizes the Company’s future cash outflows for the next five years resulting from financial contracts and commitments:

	2003	2004	2005	2006	2007	Total

	(Dollars in Thousands)
Long-term Debt	$20,690	$26,516	$174,954	$736	$765	$223,661
Operating Leases	8,336	7,182	6,273	4,897	4,246	30,934

Total	$29,026	$33,698	$181,227	$5,633	$5,011	$254,595

Critical Accounting Policies

      Our discussion and analysis of the Company’s financial condition and results of operations are based on the accompanying consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. As indicated in Note 1 to our consolidated financial statements, the amount of assets, liabilities, revenue and expenses reported are affected by estimates and judgements that are necessary to comply with generally accepted accounting principles. We base our estimates on prior experience and other assumptions that we consider reasonable to our circumstances. While estimates and judgements are applied in arriving at reported amounts such as pension benefits and provisions for self-insured risks, we believe the following matters may involve a high degree of judgement and complexity.

      Revenue Recognition — the Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is generally at the time of shipment.

      Bad Debts — the Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet it financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company reviews historical trends for collectibility in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount.

      Inventory — inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 41 percent of the Company’s inventories and the first-in, first-out (FIFO) method for all other inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

      Goodwill — as a result of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” recorded goodwill will be subject to annual impairment testing. Goodwill impairment testing requires, in part, that we estimate the fair value of our business units which, in turn, requires that we make judgements concerning future cash flows and appropriate discount rates for those businesses. Our estimate of the fair value of these business units and the related goodwill, could change over time based on a variety of factors, including the actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

      Contingencies — in the ordinary course of business, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5). SFAS5 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency is settled for an amount greater than out estimates, a future charge to income would result. Likewise, if a contingency is settled for an amount that is less than our estimate, a future credit to income would result.

      Income Taxes — deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries as it is our intention to reinvest such earnings for an indefinite period of time. The Company has significant operations outside the United States and in jurisdictions with statutory tax rates both higher and lower than in the United States. As a result, significant tax and treasury planning and analysis of future operations are necessary to determine the proper amounts of tax assets, liabilities and expense to be recognized.

      The Company has reserved the deferred tax benefit of certain tax loss carry forwards in foreign countries that if realized would reduce future income tax expense by approximately $5,977,000. Of this amount, $2,657,000 expires in various years from 2003 through 2007, and $3,320,000 has no expiration date. The Company also has U.S. foreign tax credit carry forwards of approximately $800,000 expiring in 2004.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2002, if market interest rates increase one percent, the Company’s interest expense would increase approximately $2.5 million.

      Some of the Company’s subsidiaries operate in foreign countries and, as such, their financial results are subject to the variability that arises from exchange rate movements. The Company believes that foreign currency exchange rate fluctuations do not represent a significant market risk due to the nature of the foreign countries in which we operate, primarily Canada and Western Europe, as well as the size of those relative to the total Company.

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

ITEM 8.	Financial Statements and Supplementary Data

      The consolidated financial statements and accompanying notes and the reports of management and independent accountants follow Item 9 of this Report.

Summarized Quarterly Results of Operations

(Unaudited) Thousands of Dollars, Except Per Share Data

	March 31	June 30	September 30	December 31	Total
Quarter Ended 2002
Net Sales	$148,939	$153,095	$146,626	$159,331	$607,991
Gross Profit	54,499	51,730	44,395	50,794	201,418
Net Income	10,046	6,802	3,068	4,044	23,960
Per Share	.34	.23	.10	.13	.80

	March 31	June 30	September 30	December 31	Total
Quarter Ended 2001
Net Sales	$165,260	$152,738	$141,447	$148,505	$607,950
Gross Profit	58,891	50,291	45,970	49,787	204,939
Net Income	7,987	3,181	1,691	2,332	15,191
Per Share	.27	.10	.06	.08	.51

REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

      We have audited the accompanying statement of consolidated financial position of Myers Industries, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 2002 and the related statements of consolidated income, shareholders’ equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Myers Industries, Inc. and Subsidiaries as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations and whose report dated February 15, 2002, expressed an unqualified opinion on those statements before the revisions described below and in the Goodwill and Intangible Assets note and the 2002 restatement adjustment for the retroactive effect of the five-for-four stock split described below and in the Net Income Per Share note.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myers Industries, Inc. and Subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

      As explained in the Goodwill and Intangible Assets note, effective January 1, 2002, the Company changed its method of accounting for goodwill.

      As discussed above, the financial statements of Myers Industries, Inc. as of December 31, 2001, and for each of the two years in the period then ended were audited by other auditors who have ceased operations. As described in the Goodwill and Intangible Assets note, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures for 2001 and 2000 in the Goodwill and Intangible Assets note included (a) agreeing the previously reported net income and net income per share to the previously issued financial statements and the adjustments to those amounts representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the calculation of adjusted net income. Also, as described in the Net Income Per Share note, in 2002 the Company’s Board of Directors approved a five-for-four stock split, and all references to the number of shares, per share information and the number of stock options in the financial statements have been adjusted to reflect the stock split on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information and the number of stock options reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the authorization for the five-for-four stock split to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, net income per share, stock option information and all other per share amounts.

      In our opinion, the disclosures for 2001 and 2000 in the Goodwill and Intangible Assets note are appropriate and the adjustments to reflect the five-for-four stock split are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Akron, Ohio

February 12, 2003

      This report is a copy and has not been reissued by Arthur Andersen, LLP.

      This report references the Company’s balance sheet as of December 31, 2000 and its related consolidated statements of Income, shareholders’ equity and cash flows for the year ended December 31, 1999 which are not presented herein.

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

ARTHUR ANDERSEN LLP

/s/ Arthur Andersen LLP

Cleveland, Ohio,

February 15, 2002

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Income

For The Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Net sales	$607,991,158	$607,950,431	$652,659,900
Cost of sales	406,572,783	403,011,346	435,081,945

Gross profit	201,418,375	204,939,085	217,577,955

Operating expenses
Selling	88,407,389	88,020,857	85,632,525
General and administrative	60,840,409	70,979,067	68,675,568

	149,247,798	158,999,924	154,308,093

Operating income	52,170,577	45,939,161	63,269,862

Interest
Income	(461,038)	(695,140)	(972,248)
Expense	12,270,787	19,394,282	23,332,503

	11,809,749	18,699,142	22,360,255

Income before income taxes	40,360,828	27,240,019	40,909,607
Income taxes	16,401,000	12,049,000	16,909,000

Net income	$23,959,828	$15,191,019	$24,000,607

Net income per share	$.80	$.51	$.80

Weighted average shares outstanding	29,971,843	29,752,373	29,828,210

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Financial Position

As Of December 31, 2002 and 2001

	2002	2001

Assets
Current Assets
Cash	$1,702,334	$7,074,964
Accounts receivable — less allowances of $4,507,000 and $4,417,000, respectively	111,207,172	104,602,982
Inventories
Finished and in-process products	66,819,085	66,239,288
Raw materials and supplies	16,280,910	15,109,952

	83,099,995	81,349,240
Prepaid expenses	5,130,856	3,591,411

Total Current Assets	201,140,357	196,618,597
Other Assets
Goodwill	204,465,504	187,960,222
Patents and other intangible assets, net	2,422,772	2,834,582
Other	3,658,670	4,017,156

	210,546,946	194,811,960
Property, Plant and Equipment, at Cost
Land	7,878,664	7,311,493
Buildings and leasehold improvements	77,061,850	73,983,923
Machinery and equipment	318,617,656	282,140,259

	403,558,170	363,435,675
Less allowances for depreciation and amortization	212,763,143	172,699,854

	190,795,027	190,735,821

	$602,482,330	$582,166,378

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$49,970,910	$44,818,664
Accrued expenses
Employee compensation and related items	29,843,708	25,501,181
Taxes, other than income taxes	3,260,304	2,632,663
Accrued interest	754,668	1,207,733
Other	12,849,101	12,971,309
Current portion of long-term debt	20,690,265	17,767,688

Total Current Liabilities	117,368,956	104,899,238
Long-term Debt, less current portion	212,222,615	247,145,234
Deferred Income Taxes	17,201,131	12,595,697
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	–0–	–0–
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,071,736 and 29,809,618 shares, respectively)	18,301,212	14,503,828
Additional paid-in capital	216,077,838	217,594,648
Accumulated other comprehensive income	(16,590,693)	(34,411,755)
Retained income	37,901,271	19,839,488

	255,689,628	217,526,209

	$602,482,330	$582,166,378

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Shareholders’ Equity
and Comprehensive Income

For The Years Ended December 31, 2002, 2001 and 2000

				Accumulated
	Common Shares		Additional	Other
			Paid-in	Comprehensive	Retained	Comprehensive
	Number	Amount	Capital	Income	Income	Income

Balance at January 1, 2000	19,987,446	$12,256,209	$169,508,024	$(19,013,675)	$44,996,259	$0

Additions
Net income	–0–	–0–	–0–	–0–	24,000,607	$24,000,607
Sales under option plans	14,796	9,134	135,970	–0–	–0–	–0–
Employees stock purchase plan	42,605	25,988	458,816	–0–	–0–	–0–
Dividend reinvestment plan	13,033	7,949	164,223	–0–	–0–	–0–
Deductions
Purchases for treasury	(428,800)	(260,620)	(5,271,582)	–0–	–0–	–0–
Dividends — $.17 per share	–0–	–0–	–0–	–0–	(4,969,876)	–0–
10% stock dividend	1,960,932	1,196,170	24,784,392	–0–	(25,989,239)	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	(8,136,041)	–0–	(8,136,041)

Balance at December 31, 2000	21,590,012	$13,234,830	$189,779,843	$(27,149,716)	$38,037,751	$15,864,566

Additions
Net income	–0–	–0–	–0–	–0–	15,191,019	15,191,019
Sales under option plans	46,404	26,707	331,899	–0–	–0–	–0–
Employees stock purchase plan	35,204	21,474	410,218	–0–	–0–	–0–
Dividend reinvestment plan	11,830	8,840	365,917	–0–	–0–	–0–
Deductions
Dividends — $.18 per share	–0–	–0–	–0–	–0–	(5,454,868)	–0–
10% stock dividend	2,164,244	1,211,977	26,706,771	–0–	(27,934,414)	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	(7,262,039)	–0–	(7,262,039)

Balance at December 31, 2001	23,847,694	$14,503,828	$217,594,648	(34,411,755)	$19,839,488	$7,928,980

Additions
Net income	–0–	–0–	–0–	–0–	23,959,828	23,959,828
Sales under option plans	166,837	102,297	1,562,041	–0–	–0–	–0–
Employees stock purchase plan	30,035	18,321	359,833	–0–	–0–	–0–
Dividend reinvestment plan	16,415	10,015	228,067	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	19,404,517	–0–	19,404,517
Deductions
Dividends — $.20 per share	–0–	–0–	–0–	–0–	(5,878,169)	–0–
Five-for-four stock split	6,010,755	3,666,751	(3,666,751)	–0–	(19,876)
FAS 87 additional pension liability	–0–	–0–	–0–	(1,583,455)	–0–	(1,583,455)

Balance at December 31, 2002	30,071,736	$18,301,212	$216,077,838	$(16,590,693)	$37,901,271	$41,780,890

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statement of Consolidated Cash Flows

For The Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash Flows from Operating Activities
Net income	$23,959,828	$15,191,019	$24,000,607
Items not affecting use of cash
Depreciation	34,550,402	33,361,480	33,075,562
Amortization of goodwill	0	9,223,542	8,949,361
Amortization of other intangibles	1,163,688	1,320,197	802,606
Deferred income taxes	4,526,372	1,632,285	964,870
Cash flow provided by (used for) working capital
Accounts receivable	553,688	18,608,281	(11,646,970)
Inventories	741,868	6,359,412	(3,079,902)
Prepaid expenses	(1,481,808)	(1,220,662)	3,292,023
Accounts payable and accrued expenses	1,491,683	(7,674,145)	10,978,852

Net cash provided by operating activities	65,505,721	76,801,409	67,337,009
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(2,819,901)	(7,480,000)	(17,529,677)
Additions to property, plant and equipment, net	(28,389,133)	(25,182,509)	(43,606,144)
Other	(298,226)	(1,807,899)	42,204

Net cash used for investing activities	(31,507,260)	(34,470,408)	(61,093,617)
Cash Flows From Financing Activities
Repayment of long-term debt	(12,000,000)	(12,000,000)	(8,000,000)
Net borrowing (repayments) – on credit facility	(23,773,496)	(21,144,207)	12,540,289
Cash dividends paid	(5,878,169)	(5,454,868)	(4,969,876)
Proceeds from issuance of common stock	2,280,574	1,165,055	802,080
Repurchase of common stock	0	0	(5,532,202)

Net cash used for financing activities	(39,371,091)	(37,434,020)	(5,159,709)

Increase (Decrease) in Cash	(5,372,630)	4,896,981	1,083,683
Cash at January 1	7,074,964	2,177,983	1,094,300

Cash at December 31	$1,702,334	$7,074,964	$2,177,983

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$12,023,900	$19,715,515	$21,370,386

Income taxes	$11,617,883	$11,478,129	$17,558,167

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

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

Translation of Foreign Currencies

      All balance sheet accounts of consolidated foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period and income statement items are translated at an average currency exchange rate. The resulting translation adjustment is recorded in other comprehensive income as a separate component of shareholders’ equity.

Financial Instruments

      Financial instruments, consisting of trade and notes receivable, and long-term debt, consisting of borrowings at variable interest rates, are considered to have a fair value which approximates carrying value at December 31, 2002.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. No single customer accounts for more than two percent of total sales and no country, outside of the United States, accounts for more than ten percent of total sales. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required.

Inventories

      Inventories are stated at the lower of cost or market. For approximately 41 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

      If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $4,455,000, $3,731,000 and $4,756,000 higher than reported at December 31, 2002, 2001 and 2000, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

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

Long-Lived Assets

      The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or discounted future cash flows resulting from the use and ultimate disposition of the asset. There were no impairment charges recorded in connection with the long-lived assets in 2002, 2001 or 2000.

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 became effective for the Company in 2002 and establishes guidelines for accounting for the impairment of long-lived assets. The provisions of SFAS No. 144 had no impact on the Company’s financial statements upon adoption.

Revenue Recognition

      The Company recognizes revenue from sales when goods are shipped and title has passed to the customer.

Income Taxes

      Deferred income taxes are provided to recognize differences between financial statement and income tax reporting, principally for depreciation, non-deductible reserves and certain valuation allowances. No provision is made for U.S. income taxes on the unremitted earnings of foreign subsidiaries as the Company’s intention is to indefinitely reinvest these earnings in the operations of these subsidiaries.

Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No reclassification of intangible assets apart from goodwill was necessary as a result of the Company adopting the new standard.

      Under the provisions of SFAS No. 142, the Company was required to perform a transitional goodwill impairment test within six months of adopting the new standard and to test for impairment on at least an annual basis thereafter. For purposes of transitional impairment testing, the Company determined the fair value of its reporting units using discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill, which resulted in no impairment being recognized. Evaluation of recorded

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

goodwill as of October 1, 2002, the date of the Company’s annual impairment testing, also resulted in no indication of goodwill impairment.

      In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002, at which time accumulated amortization was $30.7 million. Had goodwill amortization not been recorded in 2001 and 2000, income before taxes would have increased $9.2 million and $8.9 million, respectively, while net income would have increased $7.1 million to $22.3 million and $6.8 million to $30.8 million. Net income per share would have increased by $.24 and $.23 for 2001 and 2000, respectively.

Net Income Per Share

      Net income per share, as shown on the Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the year, and for all periods shown basic and diluted earnings per share are identical. During the year ended December 31, 2002, the Company declared a five-for-four stock split and during fiscal years 2001 and 2000, the Company paid a ten percent stock dividend. All per share data has been adjusted for the stock split and stock dividends.

Stock Compensation

      The Company accounts for stock compensation arrangements using the intrinsic value in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” In accordance with the intrinsic value method, the Company has not recognized any expense related to stock options, as options have only been granted with an exercise price equal to the market value of the shares at the date of the grant.

      The alternative policy in SFAS No. 123, “Accounting for Stock Based Compensation,” provides that compensation expense be recognized based on the fair value of the options awarded, determined by an option pricing model. If the Company had recognized compensation expense using the fair value method under SFAS No. 123 rather than APB 25, net income would not have been materially different than reported amounts and net income per share would be identical for 2002, 2001 and 2000. In calculating the compensation expense under SFAS No. 123, the Company assumes that all options will vest and be exercised at the expiration date of the grant. Other assumptions used in calculating the compensation expense for options granted in 2002 include a dividend yield of 1.6 percent, a risk free interest rate of 3.85 percent and a volatility measure based on the Company’s stock beta of .40.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” as an amendment to SFAS No. 123. SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No.148 amends the disclosure requirements to require prominent disclosure in both interim and annual financial statements about the method of accounting used for stock based employee compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

Acquisitions

      In October 2000, the Company acquired R.B. Manufacturing (RB), a Sandusky, Ohio manufacturer of material handling carts, and Best Plastics, Inc., a Cassopolis, Michigan manufacturer of thermoformed and rotational molded plastic products. Total cost of the acquisitions was approximately $18.2 million and both acquisitions have been accounted for under the purchase method of accounting. The excess of purchase price over the fair value of assets acquired was approximately $12.4 million. Consolidated pro-forma sales, income and earnings per share, adjusted to reflect the acquisitions of RB and Best, would not be materially different from the reported amounts for fiscal year 2000.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

      In 2002, the Company paid approximately $2.8 million as additional and final consideration in connection with the acquisition of Listo Products, Ltd. (Listo). Listo was acquired in August 1999 for a total cost, including the additional consideration noted above, of approximately $18 million.

Stock Options

      In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors the right to purchase Common Stock of the Company at the market price on the date of grant. In general, options granted and outstanding permit 20 percent of the shares granted to be exercised after six months, with additional vesting of 20 percent exercisable each year thereafter, with the options expiring six years from the date of grant. At December 31, 2002, there were 1,551,733 stock option shares available for future grant. The activity listed below covers the 1999 Stock Plan, the 1997 Incentive Stock Plan and the 1992 Stock Option Plan.

      Options granted during the past three years:

Year	Shares	Price

2002	6,250	$12.32
2001	300,212	$8.36 to $10.40
2000	16,504	$8.18 to $ 9.32

      Options exercised during the past three years:

Year	Shares	Price

2002	255,000	$8.18 to $9.92
2001	72,098	$8.55 to $9.83
2000	30,534	$7.13 to $8.12

      Options outstanding and exercisable at December 31, 2002, 2001 and 2000 were as follows:

				Weighted
		Range of		Average
Year	Outstanding	Exercise Prices	Exercisable	Exercise Price

2002	911,871	$8.18 to $15.78	675,288	$10.51
2001	1,181,309	$8.18 to $15.78	743,719	$10.03
2000	1,028,616	$8.18 to $15.78	640,379	$10.26

Long-Term Debt and Credit Agreements

      Long-term debt at December 31, consisted of the following:

	2002	2001

Revolving credit agreement	$174,179,776	$192,992,890
Term loan	41,500,000	53,500,000
Industrial revenue bonds	4,000,000	4,000,000
Other	13,233,104	14,420,032

	232,912,880	264,912,922
Less current portion	20,690,265	17,767,688

	$212,222,615	$247,145,234

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

      The Company has a Multi-Currency Loan Agreement with a group of banks which at December 31, 2002 provides for a $41.5 million term loan facility and a revolving credit facility in five currencies, approximating $245 million (US). Amounts available under the revolving credit facility are 185 million US dollars, 30 million euros, 23 million Canadian dollars, 63 million Danish kroners, and 3.0 million pound sterling. At December 31, 2002, the amount borrowed was $41.5 million under the term loan, and $156.0 million US dollars, 2.3 million euros, 13.4 million Canadian dollars, 40.0 million Danish kroners and 1.0 million pound sterling under the revolving credit facility.

      Interest is based upon LIBOR for U.S. dollars and similar bases for the other currencies plus an applicable margin that varies depending on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The current average interest rate on the outstanding advances at December 31, 2002 is 3.31 percent. In addition, the Company pays a quarterly facility fee at a rate dependent on the EBITDA ratio, which was 45 basis points at December 31, 2002. The Loan Agreement expires in February 2005.

      The Loan Agreement contains covenants which include among other things, the maintenance of certain financial ratios regarding leverage, net worth, interest coverage, and limits as to payments for cash dividends and capital expenditures. At December 31, 2002, the Company was in compliance with all of its debt covenants. In addition, the Loan Agreement restricts debt outside the facility to $25 million. At December 31, 2002, the Company had $17.2 million borrowed against this limit consisting of industrial revenue bonds, certain indebtedness of acquired companies, and in-country credit facilities for the Company’s international operations. The weighted average interest rate on these amounts outstanding was 3.8 percent at December 31, 2002.

      Maturities of long-term debt for the five years ending December 31, 2007 are: $21,000,000 in 2003; $27,000,000 in 2004; $175,000,000 in 2005; $1,000,000 in 2006 and $1,000,000 in 2007.

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

      For the Company’s defined benefit plans, the net periodic pension cost was as follows:

	2002	2001	2000

Service cost	$188,990	$179,192	$131,294
Interest cost	303,202	288,493	259,886
Expected return on assets	(261,029)	(291,192)	(333,208)
Amortization of transition obligation	(2,942)	2,525	6,497
Amortization of prior service cost	42,776	42,776	27,825
Amortization of net loss (gain)	14,032	0	(42,305)

Net periodic pension cost	$285,029	$221,794	$49,989

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

      The reconciliation of changes in projected benefit obligations are as follows:

	2002	2001	2000

Benefit obligation at beginning of year	$4,485,321	$3,980,688	$3,444,466
Service cost	188,990	179,192	131,294
Interest cost	303,202	288,493	259,886
Plan amendments	0	0	204,084
Actuarial loss (gain)	66,248	190,309	94,742
Benefits paid	(159,006)	(153,361)	(153,784)

Benefit obligation at end of year	$4,884,755	$4,485,321	$3,980,688

      The following table reflects the change in the fair value of the plans’ assets:

	2002	2001	2000

Fair value of plan assets at beginning of year	$3,199,226	$3,744,411	$4,236,512
Actual return on plan assets	(550,240)	(380,259)	(358,045)
Company contribution	369,000	6,435	46,618
Expenses paid	(15,668)	(18,000)	(26,890)
Benefits paid	(159,006)	(153,361)	(153,784)

Fair value of plan assets at end of year	$2,843,312	$3,199,226	$3,744,411

      The following table provides a reconciliation of the funded status of the plans, both of which were underfunded at December 31, 2002 and 2001:

	2002	2001

Funded status	($2,041,443)	($1,286,095)
Unrecognized liability	(2,946)	(5,887)
Unrecognized prior service cost	361,702	404,477
Unrecognized net loss	1,586,401	707,248

Net amount recognized	($96,286)	($180,257)

      Under the provisions of SFAS No. 87, the Company recorded an additional minimum pension liability of $1,945,157 at December 31, 2002, of which $1,583,455 has been recorded as a component of accumulated other comprehensive income and $361,702 as an intangible pension asset.

      Assumptions used for these plans were a discount rate of 6.75 percent and expected rate of return on plan assets of 8.0 percent. Future benefit increases were not considered as there is no substantive commitment to increase benefits.

      A profit sharing plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. Profit sharing plan expense was $1,700,000, $1,500,000, and $2,000,000 for the years 2002, 2001 and 2000, respectively. In addition, the Company has a Supplemental Executive Retirement Plan (SERP) to provide participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. Expense related to the SERP was $253,000, $108,000 and $128,000 for the years 2002, 2001 and 2000, respectively. The SERP is unfunded apart from the general assets of the Company.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Leases

      The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $9,395,000, $9,493,000 and $5,416,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Future minimum rental commitments for the next five years are as follows:

Year Ended December 31,	Commitment

2003	$8,336,000
2004	7,182,000
2005	6,273,000
2006	4,897,000
2007	4,246,000

Income Taxes

      The effective tax rate was 40.6% in 2002, 44.2% in 2001 and 41.3% in 2000. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Pre-Tax Income

	2002	2001	2000

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State Income Taxes — net of Federal tax benefit	4.2	3.8	4.2
Foreign tax rate differential	1.1	2.1	(.5)
Effect of non deductible depreciation and amortization	0.0	2.3	1.3
Other	0.3	1.0	1.3

Effective tax rate for the year	40.6%	44.2%	41.3%

      Income taxes consisted of the following:

	2002		2001		2000

	Current	Deferred	Current	Deferred	Current	Deferred

(Dollars in thousands)
Federal	$7,269	$3,921	$6,518	$2,140	$12,152	$671
Foreign	2,392	202	2,322	(529)	1,457	(12)
State and local	2,135	482	1,651	(53)	2,325	316

	$11,796	$4,605	$10,491	$1,558	$15,934	$975

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

      Significant components of the Company’s deferred taxes as of December 31, 2002 and 2001 are as follows:

	2002	2001

(Dollars in thousands)
Deferred income tax liabilities
Property, plant and equipment	$20,101	$19,689
Tax deductible goodwill	2,206	0
Employee benefit trust	556	435
Other	1,641	388

	24,504	20,512
Deferred income tax assets
Compensation	3,282	3,276
Inventory valuation	1,108	1,246
Allowance for uncollectible accounts	858	971
Non-deductible accruals	2,055	2,423

	7,303	7,916

Net deferred income tax liability	$17,201	$12,596

      In addition, at December 31, 2002 the Company has reserved the deferred tax benefit of certain tax loss carry forwards in foreign countries that if realized would reduce future income tax expense by approximately $5,977,000. Of this amount, $2,657,000 expires in various years from 2003 through 2007, and $3,320,000 has no expiration date. The Company also has U.S. foreign tax credit carry forwards of approximately $800,000 expiring in 2004.

Industry Segments

      The Company’s business units have separate management teams and offer different products and services. Using the criteria of SFAS No.131, these business units have been aggregated into two reportable segments; distribution of aftermarket repair products and services and manufacturing of polymer products. The aggregation of business units is based on management by the chief operating decision maker for the segment as well as similarities of production processes, distribution methods and economic characteristics (e.g. average gross margin and the impact of economic conditions on long-term financial performance).

      The Company’s distribution segment is engaged in the distribution of equipment, tools and supplies used for tire servicing and automotive underbody repair. The distribution segment operates domestically through 43 branches located in major cities throughout the United States and in foreign countries through export sales and businesses in which the Company holds an equity interest.

      The Company’s manufacturing segment designs, manufactures and markets a variety of polymer based plastic and rubber products. These products are manufactured primarily through the molding process in facilities throughout the United States and in Europe. Sales to external customers for manufactured plastic products were $406.7 million, $411.1 million and $443.7 million for fiscal years 2002, 2001 and 2000, respectively. Outside sales of manufactured rubber products were $47.3 million, $46.0 million and $50.8 million for fiscal years 2002, 2001 and 2000.

      Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income, general corporate overhead expenses and interest expenses are not included. The identifiable assets of each segment include: accounts

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

receivable, inventory, net fixed assets, goodwill, patents and other intangible assets. Corporate assets are principally land, buildings, computer equipment and cash.

      Total sales from foreign business units and export were approximately $182.5 million, $182.0 million and $194.2 million for the years 2002, 2001 and 2000, respectively. There are no individual foreign countries for which sales are material. Long-lived assets in foreign countries consisting primarily of property, plant and equipment and goodwill were approximately $133.9 million at December 31, 2002 and $113.3 million at December 31, 2001. No single customer accounts for 10 percent or more of total company net sales or the net sales of either business segment.

	2002	2001	2000

	(Dollars in thousands)
Net Sales
Distribution of aftermarket repair products and services	$154,028	$150,932	$158,151
Manufacturing of polymer products	468,633	470,387	508,070
Intra-segment elimination	(14,670)	(13,369)	(13,561)

	$607,991	$607,950	$652,660

Income Before Income Taxes
Distribution of aftermarket repair products and services	$16,970	$14,733	$15,431
Manufacturing of polymer products	45,091	40,597	56,562
Corporate	(9,890)	(9,391)	(8,723)
Interest expense-net	(11,810)	(18,699)	(22,360)

	$40,361	$27,240	$40,910

Identifiable Assets
Distribution of aftermarket repair products and services	$50,934	$48,993	$57,136
Manufacturing of polymer products	545,970	528,775	563,637
Corporate	6,008	4,558	2,787
Intra-segment elimination	(430)	(160)	(1,456)

	$602,482	$582,166	$622,104

Capital Additions, Net
Distribution of aftermarket repair products and services	$52	$29	$344
Manufacturing of polymer products	27,895	24,950	42,787
Corporate	442	206	475

	$28,389	$25,185	$43,606

Depreciation
Distribution of aftermarket repair products and services	$433	$483	$496
Manufacturing of polymer products	33,390	32,172	31,965
Corporate	727	706	615

	$34,550	$33,361	$33,076

MYERS INDUSTRIES, INC.

Employee Stock Purchase Plan

Contents

Report of Ernst & Young, LLP, Independent Auditors for the Myers Industries, Inc. Employee Stock Purchase Plan

Report of Independent Accountants, Arthur Anderson LLP for the Myers Industries, Inc. Employee Stock Purchase Plan

Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan:

(1)	Statements of Assets Available for Plan Benefits as of December 31, 2002 and 2001; and

(2)	Statements of Changes in Assets Available for Plan Benefits for the Years Ended December 31, 2002, 2001 and 2000.

Notes to Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

To the Myers Industries, Inc. Employee
Stock Purchase Plan Administrator:

      We have audited the accompanying statement of assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 2002, and the related statement of changes in assets available for plan benefits for the period then ended. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 2001 and for each of the two years in the period then ended, were audited by other auditors, who have ceased operations, and whose report dated February 15, 2002, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 2002, and the changes in its assets available for plan benefits for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Akron, Ohio,

March 24, 2003

      This report is a copy and has not been reissued by Arthur Andersen, LLP.

      This report references the Myers Industries, Inc. Employee Stock Purchase Plan Statement of Assets available for plan benefits as of December 31, 2000 and the related statement of changes in assets available for plan for the year ended December 31, 1999, which are not presented herein.

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

ARTHUR ANDERSEN LLP

/s/ Arthur Andersen LLP

Cleveland, Ohio,

February 15, 2002

MYERS INDUSTRIES, INC.

Employee Stock Purchase Plan

Statements Of Assets Available For Plan Benefits

December 31, 2002 and 2001

	2002	2001

Receivable from Trustee (Myers Industries, Inc.)	$113,348	$105,837

Statements Of Changes In Assets Available For Plan Benefits

For The Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Contributions:
Participants’ contributions beginning of period	$105,837	$103,928	$135,691
Participants’ contributions during the period	456,979	433,602	443,391

Assets Available for Stock Purchases	562,816	537,530	579,082
Less:
Assets Used for Stock Purchases	(449,468)	(431,693)	(475,154)

Assets Available for Plan Benefits at End of Period	$113,348	$105,837	$103,928

See the accompanying notes to financial statements.

MYERS INDUSTRIES, INC.

Employee Stock Purchase Plan

Notes To Financial Statements

For The Years Ended December 31, 2002, 2001 and 2000

1.     Description of Plan

      The following description of the Myers Industries, Inc. (Company) Employee Stock Purchase Plan (“Stock Plan”) provides only general information. Participants should refer to the Plan Agreement and Prospectus for the Stock Plan for a more complete description of the Plan’s provisions.

      (a) General. The shareholders of the Company approved the adoption of a nonqualified and a qualified Employee Stock Purchase Plan. The Stock Plan is designed to encourage, facilitate and provide employees with an opportunity to share in the favorable performance of the Company through ownership of the Company’s Common Stock. The total number of shares of the Common Stock remaining at December 31, 2002 which may be sold under the Stock Plan is 237,089 shares.

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

      (d) Eligibility and Participation. Any permanent employee (including an officer) who has been employed for at least one calendar year by the Company, or its subsidiaries who have adopted the Stock Plan, is eligible to participate in the Stock Plan, provided that such employee is employed by the Company on the date their participation is effective and subject to limitations on stock ownership described in the Stock Plan. Eligible employees become participants in the Stock Plan by delivering to the Company a subscription agreement authorizing payroll deductions prior to the commencement of the applicable offering period.

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

      (g) Payroll Deductions. The purchase price of the shares to be acquired under the Stock Plan are accumulated by payroll deductions over the offering period. The rate of deductions may not be less than five dollars ($5.00) per week or exceed 10% of a participant’s compensation, and the aggregate of all payroll deductions during the offering may not exceed 10% of the participant’s aggregate compensation for the offering period. A participant may discontinue their participation in the Stock Plan or may decrease or increase the rate of payroll deductions at any time during the offering period by filing with the Company a new authorization for payroll deductions.

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

      (h) Withdrawal. A participant in the Stock Plan may terminate their interest in a given offering in whole, but not in part, by giving written notice to the Company of their election to withdraw at any time prior to the end of the applicable offering period. Such withdrawal automatically terminates the participant’s interest in that

MYERS INDUSTRIES, INC.

Employee Stock Purchase Plan

Notes To Financial Statements — (Continued)

offering, but does not have any effect upon such participant’s eligibility to participate in subsequent offerings under the Stock Plan.

      (i) Termination of Employment. Termination of a participant’s employment for any reason, including retirement or death, cancels their participation in the Stock Plan immediately.

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

      (b) Administrative Expenses. Administrative costs and expenses are paid by the Company.

      (c) Use of Estimates. The preparation of Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 13, 2002, the Company filed a Current Report on Form 8-K reporting that the Company’s Audit Committee of the Board of Directors terminated Arthur Andersen LLP and appointed Ernst & Young LLP as the Company’s independent auditors for the Company’s fiscal year ended December 31, 2002.

      The Audit Committee of the Board of Directors selects the Company’s independent accountants. On June 13, 2002 the Audit Committee terminated Arthur Andersen LLP as its independent auditors. Simultaneously with the termination of Arthur Andersen LLP, the Audit Committee appointed Ernst & Young LLP as the Company’s independent auditors. The appointment of Ernst & Young LLP was made after significant consideration and review by the Audit Committee, and concluded a thorough and deliberate evaluation including discussions with the Board of Directors and management.

      The reports of Arthur Andersen LLP on the Company’s financial statements for the fiscal years ended December 31, 2000 and 2001 did not contain an adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2000 and 2001 and during the subsequent interim period, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. During the fiscal years ended December 31, 2000 and 2001 and during the subsequent interim period, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

      Simultaneously with the dismissal of Arthur Andersen LLP, the Audit Committee appointed Ernst & Young LLP as the Company’s independent auditors. During the years ended December 31, 2000 and 2001 and through the date of the Audit Committee’s decision, the Company did not consult Ernst & Young LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any matter that was either the subject of disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or a reportable event as defined in Item 304 (a)(1)(v) of Regulation S-K.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

      For information about the directors of the Registrant, see “Election of Directors” on pages 3 through 6 of Registrant’s Proxy Statement dated March 17, 2003 (“Proxy Statement”), which is incorporated herein by reference.

      Information about the Executive Officers of Registrant appears in Part I of this Report.

      Disclosures by the Registrant with respect to compliance with Section 16(a) appear on page 8 of the Proxy Statement, and are incorporated herein by reference.

ITEM 11.	Executive Compensation

      See “Executive Compensation and Other Information” on pages 9 through 12 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

      See “Principal Shareholders” and “Election of Directors” on page 22, and pages 3 through 7, respectively, of the Proxy Statement, which are incorporated herein by reference.

(C)
Number of Securities
Remaining Available for
	(A)	(B)	Future Issuance Under
	Number of Securities to	Weighted-average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants or Rights	Warrants or Rights	Column (A))

Equity Compensation Plans Approved by Security Holders(1)	911,871	$11.14	2,688,923
Equity Compensation Plans Not Approved by Security Holders	-0-	-0-	-0-

Total	911,871	$11.14	2,688,923

(1)	This information is as January 30, 2003 and includes the 1992, 1997 and 1999 Stock Plans, and the Employee Stock Purchase Plan.

ITEM 13.	Certain Relationships and Related Transactions

      None.

PART IV

ITEM 14.	Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following consolidated financial statements of the Registrant appear in Part II of this Report:

      15. (A)(1) Financial Statements

        Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

           Report of Independent Public Accountants

           Statements of Consolidated Financial Position As Of December 31, 2002 and 2001

           Statements of Consolidated Income For The Years Ended December 31, 2002, 2001 and 2000

Statements of Consolidated Shareholders’ Equity and Comprehensive Income For The Years Ended December 31, 2002, 2001 and 2000

Statements of Consolidated Cash Flows For The Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements For The Years Ended December 31, 2002, 2001 and 2000

        Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

Statements of Assets Available for Plan Benefits As Of December 31, 2002 and 2001

Statements of Changes in Assets Available for Plan Benefits For The Years Ended December 31, 2002, 2001 and 2000

      15. (A)(2) Financial Statement Schedules

Selected Quarterly Financial Data For The Years Ended December 31, 2002 and 2001

All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

      15. (A)(3) Management Contracts or Compensatory Plans or Arrangements

See those documents listed under ITEM 15 (c) which are marked as such.

      15. (B) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of 2002.

      15. (C) Exhibits

3	(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit (3)(a) to Form 10-Q filed with the Commission on May 17, 1999.
3	(b)	Myers Industries, Inc. Amended and Restated Code of Regulations.
10	(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10	(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10	(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
10	(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 30, 2001.
10	(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10	(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 7, 2002*
10	(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan.*
10	(h)	Supplemental Compensation Agreement for Milton I. Wiskind dated April 25, 1996.*
10	(i)	Employment Contract between Myers Europe, SA (fka Myers AE, SA) and Jean-Paul Lesage dated February 1, 1999.*
10	(j)	Description of the terms of employment between Myers Industries, Inc. and Kevin C. O’Neil dated June 10, 2003.*
10	(k)	Loan Agreement between Myers Industries, Inc. and Banc One, Michigan, Agent (f/k/a NBD Bank) dated as of February 3, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on February 19, 1999.
10	(l)	First Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 2, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on August 13, 1999.

10	(m)	Annex 1 to First Amendment Loan Agreement, Being the Loan Agreement, as Amended, among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 2, 1999. Reference is made to Exhibit 10(c) to Form 8-K filed with the Commission on August 13, 1999.
10	(n)	Second Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 2, 2000. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 30, 2001.
10	(o)	Third Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of October 6, 2000. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 30, 2001.
10	(p)	Fourth Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of December 31, 2000. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 30, 2001.
10	(q)	Fifth Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, Dated as of August 7, 2001. Reference is made to Exhibit 10(n) to Form 10-Q filed with the Commission on November 13, 2001.
16.1		Reference is made to exhibit 16.1 included in Form 8-K filed with the Commission on June 13, 2002.
21		Subsidiaries of Myers Industries, Inc.
23	(a)	Consent of Ernst & Young, LLP, Independent Auditors
23	(b)	Statement regarding consent of Arthur Andersen, LLP
23	(c)	Consent of Ernst & Young, LLP, Independent Auditors – Myers Industries, Inc. Employee Stock Purchase Plan.
99		Certifications of Stephen E. Myers, Chief Executive Officer, and Gregory J. Stodnick, Vice President – Finance (Chief Financial Officer), of Myers Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

      15.(D) Financial Statements

           See subparagraph 15(A)(1) above.

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

Signature	Title	Date

/s/ GREGORY J. STODNICK Gregory J. Stodnick	Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ KEITH A. BROWN Keith A. Brown	Director	March 26, 2003

Karl S. Hay	Director	March 26, 2003

/s/ RICHARD P. JOHNSTON Richard P. Johnston	Director	March 26, 2003

Michael W. Kane	Director	March 26, 2003

/s/ EDWARD W. KISSEL Edward W. Kissel	Director	March 26, 2003

/s/ STEPHEN E. MYERS Stephen E. Myers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/s/ RICHARD L. OSBORNE Richard L. Osborne	Director	March 26, 2003

/s/ JON H. OUTCALT Jon H. Outcalt	Director	March 26, 2003

/s/ MILTON I. WISKIND Milton I. Wiskind	Senior Vice President, Secretary and Director	March 26, 2003

CERTIFICATION PER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Stephen E. Myers, Chief Executive Officer of Myers Industries, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Myers Industries, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrants’ other certifying officers and I have indicated in this annual report whether or not there were significant changes internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ STEPHEN E. MYERS ------------------------------------------------ Stephen E. Myers, Chief Executive Officer

CERTIFICATION PER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Gregory J. Stodnick, Chief Financial Officer of Myers Industries, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Myers Industries, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrants’ other certifying officers and I have indicated in this annual report whether or not there were significant changes internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ GREGORY J. STODNICK ------------------------------------------------ Gregory J Stodnick, Chief Financial Officer