Form 10-Q
period 2003-03-31
MYERS INDUSTRIES INC
filed 2003-05-06
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X   No      .

    As of March 31, 2003, the number of shares outstanding of the issuer's Common Stock was 30,109,041

Table_of_Contents

Part I - Financial Information

   Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of March 31, 2003 and December 31, 2002
	March 31,	December 31,
Assets	2003	2002

Current Assets
Cash	$6,409,998	$1,702,334
Accounts receivable-less allowances of $4,655,000 and $4,507,000, respectively	124,554,178	111,207,172

Inventories
Finished and in-process products	65,202,956	66,819,085
Raw materials and supplies	16,845,537	16,280,910

	82,048,494	83,099,995
Prepaid expenses	3,798,671	5,130,856

Total Current Assets	216,811,341	201,140,357

Other Assets
Goodwill	207,910,593	204,465,504
Patents and other intangible assets	2,525,878	2,422,772
Other	3,498,324	3,658,670

	213,934,795	210,546,946
Property, Plant and Equipment, at Cost
Land	8,020,004	7,878,664
Buildings and leasehold improvements	77,781,100	77,061,850
Machinery and equipment	327,004,944	318,617,656

	412,806,048	403,558,170
Less allowances for depreciation and amortization	223,509,437	212,763,143

	189,296,611	190,795,027

	$620,042,747	$602,482,330

Table_of_Contents

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of March 31, 2003 and December 31, 2002

	March 31,	December 31,
Liabilities and Shareholders' Equity	2003	2002

Current Liabilities
Accounts payable	$46,343,762	$49,970,910
Accrued expenses
Employee compensation	28,115,185	29,843,708
Taxes, other than income taxes	3,417,291	3,260,304
Accrued interest	637,314	754,668
Other	14,222,290	12,849,101
Current portion of long-term debt	27,731,488	20,690,265

Total Current Liabilities	120,467,330	117,368,956

Long-term Debt, less current portion	214,911,977	212,222,615
Deferred Income Taxes	18,276,966	17,201,131

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,087,949 and 30,071,736 shares, respectively)	18,311,102	18,301,212
Additional paid-in capital	216,229,980	216,077,838
Accumulated other comprehensive income	(11,743,360)	(16,590,693)
Retained income	43,588,752	37,901,271

	266,386,474	255,689,628

	$620,042,747	$602,482,330

Table_of_Contents

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Income
For the Three Months Ended March 31, 2003 and 2002
	March 31,	March 31,
	2003	2002

Net sales	$163,220,254	$148,938,637

Costs and expenses
Cost of sales	109,376,984	94,440,273
Operating expenses	39,937,720	34,588,345
Interest expense, net	2,502,713	3,042,696

Total costs & expenses	151,817,417	132,071,314

Income before income taxes	11,402,837	16,867,323

Income taxes	4,211,000	6,821,000

Net income	$7,191,837	$10,046,323

Net income per Common Share	$0.24	$0.34

Dividends per Common Share	$0.05	$0.05

Weighted average number of
Common Shares outstanding	30,083,688	29,827,489

Table_of_Contents

Part I - Financial Information

Myers Industries, Inc.
Statement of Consolidated Cash Flows
For the Three Months Ended March 31, 2003 and 2002

	March 31,	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,191,837	$10,046,323
Items not affecting use of cash
Depreciation	8,931,239	8,438,648
Amortization of other intangible assets	280,543	267,076
Deferred taxes	985,017	31,566
Cash flow provided by (used for) working capital
Accounts receivable	(11,223,716)	(14,800,995)
Inventories	2,001,623	3,434,512
Prepaid expenses	1,369,067	2,525,455
Accounts payable and accrued expenses	(5,799,104)	(2,308,628)

Net cash provided by operating activities	3,736,506	7,633,957

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(5,728,439)	(5,366,434)
Other	(158,196)	374,506

Net cash used for investing activities	(5,886,635)	(4,991,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt repayment	(4,000,000)	(3,000,000)
Net borrowing (repayment) of credit facility	12,200,117	1,564,495
Cash dividends paid	(1,504,356)	(1,431,633)
Proceeds from issuance of common stock	162,032	361,282

Net cash provided by (used for) financing activities	6,857,793	(2,505,856)

INCREASE IN CASH	4,707,664	136,173

CASH AT JANUARY 1	1,702,334	7,074,964

CASH AT MARCH 31	$6,409,998	$7,211,137

Table_of_Contents

Part I - Financial Information

Myers Industries, Inc.
Statement of Shareholders' Equity
For the Three Months Ended March 31, 2003

	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income

December 31, 2002		$18,301,212	$216,077,838	($16,590,693)	$37,901,271

Net income	$7,191,837				7,191,837

Foreign currency translation adjustment	4,847,333			4,847,333

Comprehensive income	$12,039,170

Common Stock issued		9,890	152,142

Dividends					(1,504,356)

		$18,311,102	$216,229,980	($11,743,360)	$43,588,752

March 31, 2003

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

        In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

(2)     Subsequent Event

         On May 5, 2003, the Company entered into an amendment of its Multi-Currency Loan Agreement with a group of banks. The amendment revises the covenants related to limitations as to payments for cash dividends and capital expenditures and the maintenance of maximum leverage ratios, defined as total debt to earnings before interest, taxes, depreciation and amortization. The Company is in compliance with all of the covenants of the Loan Agreement as amended.

(3)     Net Income Per Share

        Net income per share, as shown on the Condensed Statement of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period, and for all periods shown basic and diluted earnings per share are identical. In August 2002, the Company declared a five-for-four stock split and all per share data for the quarter ended March 31, 2002, has been adjusted to reflect the stock split.

(4)     Supplemental Disclosure of Cash Flow Information

        The Company made cash payments for interest expense of $2,559,000 and $2,725,000 for the three months ended March 31, 2003 and 2002, respectively. Cash payments for income taxes totaled $1,030,000 and $1,053,000 for the three months ended March 31, 2003 and 2002.

(5)     Stock Compensation

        The Company accounts for stock compensation arrangements using the intrinsic value in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the intrinsic value method, the Company has not recognized any expense related to stock options, as options have only been granted with an exercise price equal to market value of the shares at the date of the grant.

Table_of_Contents

Part I -- Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(5)     Stock Compensation (Con't)

         The alternative policy in SFAS No. 123, "Accounting for Stock Based Compensation," provides that compensation expense be recognized based on the fair value of the options awarded, determined by an option pricing model. If the Company had recognized compensation expense using the fair value method under SFAS No. 123 rather than the APB 25, net income would not have been materially different than reported amounts and earnings per share would be identical for the quarter ended March 31, 2003. In calculating the compensation expense under SFAS No. 123, the Company assumes that all options will vest and be exercised at the expiration date of the grant. Other assumptions used in calculating the compensation expense for options granted in the quarter ended March 31, 2003 include a dividend yield of 2.3 percent, a risk-free interest rate of 3.875 percent and a volatility measure based on the Company's stock beta of .85.

(6)     Segment Information

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

         Sales to external customers for manufactured plastic products were $119.5 million for the three months ended March 31, 2003, while sales to external customers of rubber products were $11.8 million. In the prior year, sales of plastic products to external customers were $106.9 million for the three months ended
March 31, 2002 while sales to external customers of rubber products were $10.3 million for the quarter.

         Operating income for each segment is based on net sales less cost of products sold and the related selling, administrative and general expenses. In computing segment operating income, general corporate overhead expenses and interest expenses are not included.

Table_of_Contents

Part I -- Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(6) Segment Information (Con't)

	Three Months Ended
	March 31,
(In thousands)	2003	2002

Net Sales
Distribution of aftermarket repair products and services	$31,951	$31,812
Manufacturing of polymer products	134,309	120,367
Intra-segment elimination	(3,040)	(3,240)

	$163,220	$148,939

Income Before Income Taxes
Distribution of aftermarket repair products and services	$2,335	$2,878
Manufacturing of polymer products	15,090	19,594
Corporate	(3,519)	(2,562)
Interest expense -- net	(2,503)	(3,043)

	$11,403	$16,867

Table_of_Contents

Part I - Financial Information

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

        Net sales for the quarter ended March 31, 2003 were $163.3 million, an increase of 10 percent from the $148.9 million reported in 2002 as the Company experienced stronger demand in the manufacturing segment. Sales in the manufacturing segment increased $13.9 million or 12 percent, however, a favorable translation effect from the stronger euro accounted for $7.2 million of the increase. Without the favorable translation effect, manufacturing segment sales would have increased 6 percent in the quarter reflecting higher unit volume. Sales in the distribution segment were virtually flat with the prior year quarter.

        Cost of sales increased $14.3 million or 16 percent reflecting the higher sales volume as well as increased costs of raw materials in the quarter ended March 31, 2003 compared with the prior year. Gross profit, expressed as a percent of sales decreased to 33.0 percent from 36.6 percent in the prior year. The decline in gross profit percentage was primarily the result of significantly higher raw material costs as plastic resins were generally 35 to 40 percent higher than the prior year.

        Total operating expenses increased $5.3 million or 15 percent for the quarter ended March 31, 2003 compared with the prior year period. Approximately half of this increase was due to the impact of foreign currency translation with other increases for freight and selling expenses related to the higher sales volume. In addition, the Company continues to experience significant increases for medical, property, casualty and other insurance costs. Expressed as a percentage of sales, operating expenses increased to 24.5 percent for the quarter ended March 31, 2003, compared with 23.2 percent in the prior year period.

        Net interest expense decreased $.5 million or 18 percent compared with the prior quarter. This decrease reflects the effect of both lower interest rates and lower average borrowing levels in the current year.

        Income taxes as a percent of income before taxes was reduced to 36.9 percent for the quarter ended March 31, 2003 compared to 40.4 percent in the prior year. This decrease is primarily related to the impact of foreign tax rate differences.

Liquidity and Capital Resources

        Cash provided by operating activities was $3.7 million for the quarter ended March 31, 2003 compared with $7.6 million for the same period in the prior year. During the quarter, debt increased $9.7 million, however, debt as a percentage of total capitalization was unchanged at 48 percent. At March 31, 2002, the Company had working capital of $96.3 million and a current ratio of 1.8.

        Capital expenditures for the quarter were $5.7 million and are anticipated to be in the range of $25 to $30 million for the full year. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

Table_of_Contents

Part I -- Financial Information
Myers Industries, Inc.

Liquidity and Capital Resources (Con't)

        On May 5, 2003, the Company entered into an amendment of its Multi-Currency Loan Agreement, primarily for the purpose of revising the covenants related to limitations as to payments for cash dividends and capital expenditures and the maintenance of maximum leverage ratios, defined as total debt to earnings before interest, taxes, depreciation and amortization. Essentially all other terms of the Loan Agreement, which expires in February 2005, were not affected by the amendment.

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

Item 4.     Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Table_of_Contents

Part II - Other Information
Myers Industries Inc.

Item 1	Legal Proceedings
Reference is made to Item 3 of the Form 10-K for the period ended December 31, 2002

Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

May 6, 2003	By:	/s/ Gregory J. Stodnick
Date		Gregory J. Stodnick Vice President-Finance Financial Officer (Duly Authorized Officer and Principal Financial And Accounting Officer)

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
Date: May 6, 2003	/s/ Stephen E. Myers
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
Date: May 6, 2003	/s/ Gregory J Stodnick
Gregory J Stodnick, Chief Financial Officer

Table_of_Contents
Exhibits

3(a)    Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to         Exhibit (3)(a) to Form 10-Q filed with the Commission on May 17, 1999.

3(b)    Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.

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

10(f)   Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan.*

10(g)   Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*

10(h)   Employment Letter between Myers Industries, Inc. and John C. Orr dated February 14, 2003.*

10(i)   Change of Control Agreement between Myers Industries, Inc. and John C. Orr dated February 14, 2003.*

10(j)   Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000.*

10(k)   Supplemental Compensation Agreement for Milton I. Wiskind dated April 25, 1996. Reference is made to Exhibit (10)(h) to Form 10-K filed with the Commission on March 26, 2003.*

10(l)   Employment Contract between Myers Europe, SA (fka Myers AE, SA) and Jean-Paul Lesage dated February 1, 1999. Reference is made to Exhibit (10)(i) to Form 10-K filed with the Commission on March 26, 2003.*

10(m)   Description of the terms of employment between Myers Industries, Inc. and Kevin C. O'Neil dated June 10, 2003. Reference is made to Exhibit (10)(j) to Form 10-K filed with the Commission on March 26, 2003.*

10(n)   Loan Agreement between Myers Industries, Inc. and Banc One, Michigan, Agent (f/k/a NBD Bank) dated as of February 3, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on February 19,1999.

10(o)   First Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, dated as of August 2, 1999. Reference is made to Exhibit 10(b) to Form 8-K filed with the Commission on August 13,1999.

10(p)   Annex 1 to First Amendment Loan Agreement, Being the Loan Agreement, as Amended, among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, dated as of August 2, 1999. Reference is made to Exhibit 10(c) to Form 8-K filed with the Commission on August 13,1999.

10(q)   Second Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, dated as of August 2, 2000. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 30, 2001.

10(r)   Third Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, dated as of October 6, 2000. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 30, 2001.

10(s)   Fourth Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, dated as of December 31, 2000. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 30, 2001.

10(t)   Fifth Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, dated as of August 7, 2001. Reference is made to Exhibit 10(n) to Form 10-Q filed with the Commission on November 13, 2001.

99     Certifications of Stephen E. Myers, Chief Executive Officer, and Gregory J. Stodnick, Vice President -- Finance (Chief Financial Officer), of Myers Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

* Indicates executive compensation plan or arrangement.