Form 10-Q
period 2003-06-30
MYERS INDUSTRIES INC
filed 2003-07-31
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
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

    As of June 30, 2003, the number of shares outstanding of the issuer's Common Stock was 30,110,059.

Part I - Financial Information

Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of June 30, 2003 and December 31, 2002
	June 30,	December 31,
Assets	2003	2002

Current Assets
Cash	$4,836,917	$1,702,334
Accounts receivable-less allowances of $4,941,000 and $4,507,000, respectively	117,881,241	111,207,172

Inventories
Finished and in-process products	64,694,489	66,819,085
Raw materials and supplies	16,777,612	16,280,910

	81,472,101	83,099,995
Prepaid expenses	5,915,157	5,130,856

Total Current Assets	210,105,416	201,140,357

Other Assets
Goodwill	213,229,328	204,465,504
Patents and other intangible assets	2,847,396	2,422,772
Other	3,390,626	3,658,670

	219,467,350	210,546,946
Property, Plant and Equipment, at Cost
Land	8,086,087	7,878,664
Buildings and leasehold improvements	77,930,252	77,061,850
Machinery and equipment	334,726,208	318,617,656

	420,742,547	403,558,170
Less allowances for depreciation and amortization	235,243,123	212,763,143

	185,499,424	190,795,027

	$615,072,190	$602,482,330

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of June 30, 2003 and December 31, 2002
	June 30,	December 31,
Liabilities and Shareholders' Equity	2003	2002

Current Liabilities
Accounts payable	$41,365,656	$49,970,910
Accrued expenses
Employee compensation	26,787,415	29,843,708
Taxes, other than income taxes	4,002,388	3,260,304
Accrued interest	746,274	754,668
Other	13,300,153	12,849,101
Current portion of long-term debt	25,578,262	20,690,265

Total Current Liabilities	111,780,148	117,368,956

Long-term Debt, less current portion	208,008,483	212,222,615
Deferred Income Taxes	18,989,973	17,201,131

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,110,059 and 30,071,736 shares, respectively)	18,324,589	18,301,212
Additional paid-in capital	216,407,343	216,077,838
Accumulated other comprehensive income	(3,797,853)	(16,590,693)
Retained income	45,359,507	37,901,271

	276,293,586	255,689,628

	$615,072,190	$602,482,330

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net sales	$168,964,147	$153,095,622	$332,184,401	$302,034,259
Cost and expenses
Cost of sales	119,240,566	101,364,468	228,617,550	195,804,741
Operating expenses	41,930,011	37,529,565	81,867,732	72,117,910
Interest expense, net	2,661,312	2,975,147	5,164,024	6,017,843

Total costs & expenses	163,831,889	141,869,180	315,649,306	273,940,494

Income before income taxes	5,132,258	11,226,442	16,535,095	28,093,765

Income taxes	1,856,000	4,425,000	6,067,000	11,246,000

Net income	$3,276,258	$6,801,442	$10,468,095	$16,847,765

Net income per Common Share	$.11	$.23	$.35	$.56

Dividends per Common Share	$.05	$.05	$.10	$.10

Weighted average number of Common Shares outstanding	30,104,277	29,945,109	30,094,844	29,891,628
			.

Part I - Financial Information

Myers Industries, Inc.
Statement of Consolidated Cash Flows
For the Six Months Ended June 30, 2003 and 2002

	June 30,	June 30,
	2003	2002

Cash Flows From Operating Activities
Net income	$10,468,095	$16,847,765
Items not affecting use of cash
Depreciation	18,143,323	16,945,906
Amortization of other intangible assets	608,125	523,958
Deferred taxes	1,561,904	1,208,696
Cash flow provided by (used for) working capital
Accounts receivable	(1,588,140)	1,137,197
Inventories	3,772,008	6,239,747
Prepaid expenses	(676,188)	795,113
Accounts payable and accrued expenses	(15,713,473)	(3,446,061)

Net cash provided by operating activities	16,575,654	40,252,321

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	0	(2,819,901)
Additions to property, plant and equipment, net	(8,501,127)	(12,004,089)
Other	(585,208)	1,151,402

Net cash used for investing activities	(9,086,335)	(13,672,588)

Cash Flows From Financing Activities
Long-term debt repayment	(8,000,000)	(6,000,000)
Net borrowing (repayment) of credit facility	6,302,241	(14,598,982)
Cash dividends paid	(3,009,859)	(2,871,638)
Proceeds from issuance of common stock	352,882	1,583,674

Net cash used for financing activities	(4,354,736)	(21,886,946)

Increase in Cash	3,134,583	4,692,787

Cash at January 1	1,702,334	7,074,964

Cash at June 30	$4,836,917	$11,767,751

Part I - Financial Information

Myers Industries, Inc.
Statement of Shareholders' Equity
For the Six Months Ended June 30, 2003
	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income

December 31, 2002		$18,301,212	$216,077,838	($16,590,693)	$37,901,271

Net income	$10,468,095				10,468,095

Foreign currency translation adjustment	12,792,840			12,792,840

Comprehensive income	$23,260,935

Common Stock issued		23,377	329,505

Dividends					(3,009,859)

June 30, 2003		$18,324,589	$216,407,343	($3,797,853)	$45,359,507

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

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002.

(2)     Supplemental Disclosure of Cash Flow Information

     The Company made cash payments for interest expense of $2,508,000 and $2,698,000 for the three months ended June 30, 2003 and 2002, respectively. Cash payments for interest totaled $5,067,000 and $5,423,000 for the six months ended June 30, 2003 and 2002. Cash payments for income taxes totaled $4,513,000 and $6,683,000 for the three months ended June 30, 2003 and 2002. Cash payments for income taxes were

$5,543,000 and $7,736,000 for the six months ended June 30, 2003, and 2002.

(3)     Net Income Per Share

     Net income per share, as shown on the Condensed Statement of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period, and for all periods shown basic and diluted earnings per share are indentical. In August 2002, the Company declared a five-for-four stock split and all per share data for the quarter and six month periods ended June 30, 2002, has been adjusted to reflect the stock split.

(4)     Stock Compensation

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

     The alternative policy in SFAS No. 123, "Accounting for Stock Based Compensation," provides that compensation expense be recognized based on the fair value of the options awarded, determined by an option pricing model. If the Company had recognized compensation expense using the fair value method under SFAS No. 123 rather than the APB 25, net income would not have been materially different than reported amounts and earnings per share would be identical for the six months ended June 30, 2003. In calculating the compensation expense under SFAS No. 123, the Company assumes that all options will vest and be exercised at the expiration date of the grant. Other assumptions used in calculating the compensation expense for options granted in the six months ended June 30, 2003 include a dividend yield of 2.3 percent, a risk-free interest rate of 3.875 percent and a volatility measure based on the Company's stock beta of .85.

Part I - Financial Information

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

     Sales to external customers for manufactured plastic products were $114.3 million for the quarter and $233.7 million for the six months ended June 30, 2003, while sales of rubber products were $13.2 million and $25.1 million for the quarter and year-to-date periods, respectively. In the prior year, sales of plastic products to external customers were $100.9 million for the quarter and $207.8 million for the six months ended June 30, 2002 while sales of rubber products were $13.0 million for the quarter and $23.2 million for the year-to-date periods, respectively.

     Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income, general corporate overhead expenses and interest expenses are not included.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(5)     Segment Information (con't)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2003	2002	2003	2002

Net Sales
Distribution of aftermarket repair products and services	$41,405	$39,220	$73,356	$71,031
Manufacturing of polymer products	131,415	117,699	265,724	238,066
Intra-segment elimination	(3,856)	(3,823)	(6,896)	(7,063)

	$168,964	$153,096	$332,185	$302,034

Income Before Income Taxes
Distribution of aftermarket repair products and services	$3,474	$3,881	$5,809	$6,759
Manufacturing of polymer products	7,359	12,999	22,450	32,594
Corporate	(3,040)	(2,679)	(6,560)	(5,241)
Interest expense -- net	(2,661)	(2,975)	(5,164)	(6,018)

	$5,132	$11,226	$16,535	$28,094

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales for the quarter ended June 30, 2003 were $169.0 million, an increase of 10 percent from the $153.1 million reported last year as the Company experienced sales growth in both of its business segments. Favorable foreign currency translation, primarily on the strength of the euro, increased second quarter sales by $8.4 million, or 6 percent compared with the prior year. Excluding the impact of foreign currency translation, sales in the manufacturing segment increased $5.3 million or 4 percent on the strength of higher unit volume. Sales in the distribution segment increased $2.2 million or 6 percent also reflecting higher unit volume.

     For the six months ended June 30, 2003, net sales were $332.2 million, an increase of $30.2 million or 10 percent over the prior year. Favorable foreign currency translation increased sales for the six months by $15.6 million or 5 percent. Excluding the impact of foreign currency translation, the Company experienced increased unit volume in both business segments. Sales in the manufacturing segment were up 5 percent and sales in the distribution segment increased 3 percent compared with the prior year.

     Cost of sales for the quarter ended June 30, 2003 increased $17.9 million or 18 percent over the prior year period, reflecting the higher sales volume as well as increased raw material costs. Gross profit, expressed as a percent of sales, declined to 29.4 percent from 33.8 percent in the prior year. For the six months ended June 30, 2003 gross profit margin decreased to 31.2 percent compared to 35.2 percent in the prior year. For both the quarter and six month periods, the decline in gross profit margin was primarily the result of significantly higher raw material costs, principally plastic resins. Costs for high-density polyethylene and polypropylene plastic resins, the Company's primary raw materials, were on average approximately 50 percent higher for the quarter and 40 percent higher for the six month period of 2003 compared to the prior year.

     Total operating expenses increased $4.4 million or 12 percent for the quarter ended June 30, 2003 compared to the prior year. Approximately 65 percent of this increase was due to the impact of foreign currency translation with other increases for freight and selling expenses resulting from higher sales volumes. Expressed as a percentage of sales, operating expenses increased slightly to 24.8 percent for the quarter compared with 24.5 percent in the prior year. For the six months ended June 30, 2003, operating expenses increased $9.7 million or 14 percent compared with the prior year period. Approximately 55 percent of this increase was due to the impact of foreign currency translation with additional increases in selling expenses related to higher sales volumes. Expressed as a percent of sales, operating expenses increased to 24.6 percent from 23.9 percent in the prior year.

     Net interest expense decreased by $.3 million or 11 percent for the quarter and $.9 million or 14 percent for the six months ended June 30, 2003. The reduction in interest expenses reflects the effect of both lower interest rates and lower average borrowing levels in 2003 compared with the prior year periods.

     Income taxes as a percent of income before taxes decreased to 36.2 percent for the quarter and 36.7 percent for the six month period ended June 30, 2003 compared with 39.4 percent and 40.0 percent for the comparable periods in the prior year. This decrease was primarily the result of the impact of foreign tax rate differences.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

Liquidity and Capital Resources

     Cash provided by operating activities was $16.6 million for the six months ended June 30, 2003 compared with $40.2 million for same period in the prior year. The Company repaid $9.0 million in debt during the second quarter offsetting additional borrowings made in the first quarter to fund increased accounts receivable from sales growth. At June 30, 2003, total debt outstanding was $233.6 million compared with $247.7 million at June 30, 2002 and $232.9 million at the beginning of 2003. Debt as a percentage of total capitalization was reduced to 46 percent at June 30, 2003 compared with 50 percent at June 30, 2002 and 48 percent at the beginning of 2003. At June 2003, the Company had working capital of $98.3 million and a current ratio of 1.9.

     Capital expenditures for the six months ended June 30, 2003 were $8.5 million and are anticipated to be approximately $20 million for the full year. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

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

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

Item 4.     Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

Part II - Other Information

Myers Industries, Inc.

Item 1.     Legal Proceedings

            Reference is made to Item 3 of the Form 10-K for the period ended
            December 31,2002 filed with Commission on March 26, 2003.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 23, 2003, and the following matters were voted on a that meeting

1.	At the meeting, nine Directors were elected. The results of this voting are as follows:
Name of Director	Votes for	Votes Withheld

Stephen E. Myers	22,192,771	1,637,567
Milton I. Wiskind	22,128,710	1,701,628
Karl S. Hay	23,720,394	109,944
Richard P. Johnston	23,757,339	72,999
Richard Osborne	23,765,077	65,261
Jon H. Outcalt	23,765,316	65,022
Michael Kane	23,704,676	125,662
Edward Kissel	23,765,724	64,614
Keith A. Brown	23,766,393	63,945

2.	Proposal to amend the Myers Industries, Inc. 1999 Stock Plan.

	For	22,371,621
	Against	1,067,852
	Abstain	390,862

3.	Proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditor.

	For	23,500,342
	Against	306,336
	Abstain	23,658

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits (see Exhibit Index page, below)

            (b) Reports on Form 8-K

                Form 8-K filed with the Commission on June 13, 2003 regarding impact of resin prices reducing second quarter earnings.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

Date:	July 31, 2003	By:	/s/ Gregory J. Stodnick

Gregory J. Stodnick
Vice President-Finance
Financial Officer (Duly Authorized
Officer and Principal Financial
And Accounting Officer)

Exhibit Index
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit (3)(a) to Form 10-Q filed with the Commission on May 17, 1999.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 30, 2001.
10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 6, 2003.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Employment Letter between Myers Industries, Inc. and John C. Orr dated February 14, 2003. Reference is made to Exhibit 10(h) to Form 10-Q filed with the Commission on May 6, 2003.*
10(i)	Change of Control Agreement between Myers Industries, Inc. and John C. Orr dated February 14, 2003. Reference is made to Exhibit 10(i) to Form 10-Q filed with the Commission on May 6, 2003.*
10(j)

Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

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

10(u)	Sixth Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, dated as of May 5, 2003.
31.1	Certification of Stephen E. Myers, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Gregory J. Stodnick, Vice President-Finance (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of Stephen E. Myers, President and Chief Executive Officer, and Gregory J. Stodnick, Vice President--Finance (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________
* Indicates executive compensation plan or arrangement.

Exhibit 31.1

Certification Per Section 302 of the Sarbanes-Oxley Act of 2003

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

          4. The registrant's other certifying officers(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e); and 15d-15(e)) for the registrant and we have:

              a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the registrants's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.
Date: July 31, 2003	/s/ Stephen E. Myers

Stephen E. Myers, Chief Executive Officer

Exhibit 31.2

Certification Per Section 302 of the Sarbanes-Oxley Act of 2003

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

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report

          4. The registrant's other certifying officers(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e); and 15d-15(e)) for the registrant and we have:

              a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the registrants's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.
Date: July 31, 2003	/s/ Gregory J Stodnick

Gregory J Stodnick, Chief Financial Officer

Exhibit 32

CERTIFICATIONS
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Stephen E. Myers, Chief Executive Officer of
the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            June 30, 2003 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen E. Myers

Stephen E. Myers, Chief Executive Officer
Dated: July 31, 2003

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Gregory J. Stodnick, Vice President-Finance
(Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            June 30, 2003 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregory J. Stodnick

Gregory J. Stodnick, Vice President-Finance
Dated: July 31, 2003