Form 10-Q
period 2003-09-30
MYERS INDUSTRIES INC
filed 2003-10-28
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
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

 As of September 30, 2003, the number of shares outstanding of the issuer's Common Stock was 30,147,800.

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of September 30, 2003 and December 31, 2002
	September 30,	December 31,
Assets	2003	2002

Current Assets
Cash and temporary cash investments	$8,788,299	$1,702,334
Accounts receivable-less allowances of $5,335,000 and $4,941,000, respectively	113,718,691	111,207,172

Inventories
Finished and in-process products	63,156,379	66,819,085
Raw materials and supplies	16,533,774	16,280,910

	79,690,153	83,099,995
Prepaid expenses	6,165,930	5,130,856

Total Current Assets	208,363,073	201,140,357

Other Assets
Goodwill	215,128,910	204,465,504
Patents and other intangible assets	2,500,190	2,422,772
Other	3,271,008	3,658,670

	220,900,108	210,546,946
Property, Plant & Equipment, at Cost
Land	8,130,326	7,878,664
Buildings and leasehold improvements	78,356,919	77,061,850
Machinery and equipment	340,719,224	318,617,656

	427,206,469	403,558,170
Less allowances for depreciation and amortization	245,830,583	212,763,143

	181,375,886	190,795,027

	$610,639,067	$602,482,330

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of September 30, 2003 and December 31, 2002
	September 30,	December 31,
Liabilities and Shareholders' Equity	2003	2002

Current Liabilities
Accounts payable	$43,530,930	$49,970,910
Accrued expenses
Employee compensation	26,234,181	29,843,708
Taxes, other than income taxes	3,118,689	3,260,304
Accrued interest	754,972	754,668
Other	13,466,843	12,849,101
Current portion of long-term debt	26,045,984	20,690,265

Total Current Liabilities	113,151,599	117,368,956

Long-term Debt, less current portion	199,476,225	212,222,615
Deferred Income Taxes	19,628,399	17,201,131

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,147,800 and 30,071,736 shares, respectively)	18,347,611	18,301,212
Additional paid-in capital	216,744,417	216,077,838
Accumulated other comprehensive income	(2,068,296)	(16,590,693)
Retained income	45,359,112	37,901,271

	278,382,844	255,689,628

	$610,639,067	$602,482,330

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Income
	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net sales	$152,400,083	$146,625,694	$484,584,484	$448,659,953
Cost of Sales	108,240,101	102,230,644	336,857,651	298,035,384

Gross Profit	44,159,982	44,395,050	147,726,833	150,624,569
Operating Expenses	39,972,077	36,407,957	121,839,810	108,525,868

Operating Income	4,187,905	7,987,093	25,887,023	42,098,701
Interest Expense	2,385,930	3,017,187	7,549,953	9,035,030

Income Before Income Taxes	1,801,975	4,969,906	18,337,070	33,063,671
Income taxes	295,000	1,902,000	6,362,000	13,148,000

Net Income	$1,506,975	$3,067,906	$11,975,070	$19,915,671

Net income per Common Share*	$0.05	$0.10	$0.40	$0.67

Dividends per Common Share*	$0.05	$0.05	$0.15	$0.15

Weighted average number of Common Shares outstanding	30,137,840	30,044,489	30,110,521	29,941,875
			.

*Adjusted for a five-for-four stock split in August, 2002.

Part I - Financial Information

Myers Industries, Inc.
Statements of Consolidated Cash Flows
For the Nine Months Ended September 30, 2003 and 2002

	September 30,	September 30,
	2003	2002

Cash Flows From Operating Activities
Net income	$11,975,070	$19,915,671
Items not affecting use of cash
Depreciation	27,482,195	25,578,998
Amortization of other intangible assets	1,509,115	777,860
Deferred taxes	2,188,985	1,333,696
Cash flow provided by (used for) working capital
Accounts receivable	2,367,730	(101,762)
Inventories	5,752,430	3,659,287
Prepaid expenses	(887,405)	483,685
Accounts payable and accrued expenses	(15,130,033)	(7,074,436)

Net cash provided by operating activities	35,258,087	44,572,999

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	(777,122)	(2,819,901)
Additions to property, plant and equipment, net	(13,404,316)	(21,190,289)
Other	(41,270)	94,659

Net cash used for investing activities	(14,222,708)	(23,915,531)

Cash Flows From Financing Activities
Long-term debt repayment	(12,000,000)	(9,000,000)
Net borrowing (repayment) of credit facility	1,854,837	(10,514,055)
Cash dividends paid	(4,517,229)	(4,374,582)
Proceeds from issuance of common stock	712,978	2,128,496

Net cash used for financing activities	(13,949,414)	(21,760,141)

Increase in Cash	7,085,965	(1,102,673)

Cash at January 1	1,702,334	7,074,964

Cash at September 30	$8,788,299	$5,972,291

Part I - Financial Information

Myers Industries, Inc.
Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2003

	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income (Loss)	Retained Income

December 31, 2002		$18,301,212	$216,077,838	($16,590,693)	$37,901,271

Net income	$11,975,070				11,975,070

Foreign currency translation adjustment	14,522,397			14,522,397

Comprehensive income	$26,497,467

Common Stock issued		46,399	666,579

Dividends					(4,517,229)

September 30, 2003		$18,347,611	$216,744,417	$(2,068,296)	$45,359,112

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(1)     Statement of Accounting Policy

        The accompanying financial statements include the accounts of Myers Industries, Inc. and subsidiaries (Company), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial state-ments prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

        In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations and cash flows for the nine months ended September 30, 2003 and 2002.

(2)     Subsequent Event

        During the fourth quarter ending December 31, 2003, the Company anticipates that it will issue up to $100 million in senior unsecured notes. If completed, proceeds from the senior notes would be used to pay down outstanding bank debt under the Company's existing term loan and revolving credit facility.

(3)     Net Income Per Share

        Basic net income per share, as shown on the Condensed Statement of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period, and for all periods shown basic and diluted earnings per share are identical. In August 2002, the Company declared a five-for-four stock split and, accordingly, all per share data has been adjusted to reflect the stock split.

(4)     Supplemental Disclosure of Cash Flow Information

        The Company made cash payments for interest expense of $2,030,000 and $2,959,000 for the three months ended September 30, 2003 and 2002, respectively. Cash payments for interest totaled $7,098,000 and $8,974,000 for the nine months ended September 30, 2003 and 2002. Cash payments for income taxes totaled $675,000 and $2,359,000 for the three months ended September 30, 2003 and 2002. Cash payments for income taxes were $4,258,000 and $10,095,000 for the nine months ended September 30, 2003, and 2002.

(5)    Acquisitions

        In August 1999, the Company acquired substantially all of the assets of Dillen Products Companies (Dillen), a Middlefield, Ohio, manufacturer of horticultural containers. During the quarter ended September 30, 2003, the Company paid approximately $777,000 as additional consideration related to the Dillen acquisition which is reflected as goodwill on the accompanying statement of consolidated financial position.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(6)     Stock Compensation

        The Company accounts for stock compensation arrangements using the intrinsic value in Accounting Principles Board (APB) Opinion No.25, "Accounting for Stock Issued to Employees." In accordance with the intrinsic value method, the Company has not recognized any expense related to stock options, as options have only been granted with an exercise price equal to market value of the shares at the date of the grant.

        The alternative policy in SFAS No. 123, "Accounting for Stock Based Compensation," provides that compensation expense be recognized based on the fair value of the options awarded, determined by an option pricing model. If the Company had recognized compensation expense using the fair value method under SFAS No.123 rather than the APB 25, net income would not have been materially different than reported amounts and earnings per share would be identical for the nine months ended September 20, 2003. In calculating the compensation expense under SFAS No.123, the Company assumes that all options will vest and be exercised at the expiration date of the grant. Other assumptions used in calculating the compensation expense for options granted in the nine months ended September 30, 2003 include a dividend yield of 2.3 percent, a risk-free interest rate of 3.875 percent and a volatility measure based on the Company's stock beta of .85.

(7)     Segment Information

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

        Sales to external customers for manufactured plastic products were $99.2 million for the quarter and $333.0 million for the nine months ended September 30, 2003, while sales of rubber products were $12.2 million and $37.3 million for the quarter and year-to-date periods, respectively. In the prior year, sales of plastic products to external customers were $92.7 million for the quarter and $301.1 million for the nine months ended September 30, 2002 while sales of rubber products were $12.1 million for the quarter and $34.8 million for the year-to-date periods, respectively.

        Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income, general corporate overhead expenses and interest expenses are not included.

Part I -- Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(7)    Segment Information (con't)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2003	2002	2003	2002

Net Sales
Distribution of aftermarket repair products and services	$40,986	$41,763	$114,342	$112,794
Manufacturing of polymer products	115,239	108,803	380,963	346,869
Intra-segment elimination	(3,825)	(3,940)	(10,721)	(11,003)

	$152,400	$146,626	$484,584	$448,660

Income Before Income Taxes
Distribution of aftermarket repair products and services	$3,422	$4,276	$9,232	$11,035
Manufacturing of polymer products	3,734	6,014	26,183	38,608
Corporate	(2,968)	(2,303)	(9,528)	(7,544)
Interest expense -- net	(2,386)	(3,017)	(7,550)	(9,035)

	$1,802	$4,970	$18,337	$33,064

Part I - Financial Information

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

        Net sales for the quarter ended September 30, 2003 were $152.4 million, an increase of 4 percent from the $146.6 million reported in the prior year period, primarily as a result of favorable currency translations for the Company's foreign business units. In the distribution segment, sales of $41.0 million were down 2 percent from $41.8 million last year reflecting reduced sales of capital equipment. Sales in the manufacturing segment were up $6.4 million , or 6 percent, with $5.0 million of the increase resulting from foreign currency translation due to the strength of the euro. Excluding the impact of foreign currency translation, sales in the manufacturing segment were slightly higher as increased unit volumes offset pricing reductions. The impact of foreign currency translation on net income for the quarter ended September 30, 2003 was not material.

        For the nine months ended September 30, 2003, net sales were $484.6 million, an increase of $35.9 million over the prior year. Sales in the distribution segment were up $1.5 million or one percent, based on slightly higher unit volumes. Sales in the manufacturing segment were up $34.1 million, or 10 percent reflecting both higher unit volumes and favorable foreign currency effects. Excluding the impact of foreign currency translation, sales in the manufacturing segment would have increased 4 percent year to date and total sales 3 percent. For the nine months ended September 30, 2003, favorable foreign currency translation increased net income by approximately $580,000 or $.02 per share.

        Cost of sales increased 6 percent for the quarter ended September 30, 2003, and accordingly, gross profit expressed as a percent of sales declined to 29.0 percent compared to 30.3 percent in the corresponding prior year quarter. This decrease was primarily the result of business in the manufacturing segment where higher raw material costs combined with competitive pricing conditions resulted in lower margins. For the nine months ended September 30, 2003, the gross profit margin declined to 30.5 percent compared to 33.6 percent in the prior year, primarily due to higher raw material costs. Costs for high density polyethylene and polypropylene plastic resins, the Company's primary raw materials, were approximately 15 percent higher for the quarter and 30 percent higher for the nine month periods of 2003 compared with the prior year.

        Total operating expenses increased $3.6 million or 10 percent compared with the prior year. Approximately 50 percent of this increase was due to the impact of foreign currency translation for costs incurred in foreign businesses with other increases due to higher freight and selling expenses resulting from higher unit volumes. For the nine months ended September 30, 2003, operating expenses increased $13.3 million or 12 percent compared with the prior year. Approximately 54 percent of this increase was due to the impact of foreign currency translation with other increases for selling expenses related to higher unit volume sales and information systems and software costs. Expressed as a percentage of sales, operating expenses increased to 26.2 percent for the quarter and 25.1 percent for the nine month period in 2003 compared with 24.8 percent and 24.2 percent for the same periods in the prior year.

        Net interest expense decreased $.6 million or 21 percent for the quarter and $1.5 million or 16 percent for the nine months ended September 30, 2003 compared with the prior year. The lower interest expense reflects the effects of both lower interest rates and lower average borrowing levels in 2003.

Part I -- Financial Information

Myers Industries, Inc.
Notes to Financial Statements

Results of Operations (con't)

        Income taxes as a percent of income before taxes decreased to 16.4 percent for the quarter and 34.7 percent for the nine months ended September 30, 2003 compared with 38.3 percent and 39.8 percent for the prior year periods. This reduction in the Company's effective tax rate is primarily the result of foreign tax rate differences, including the realization of approximately $300,000 in net operating loss carryforwards previously reserved.

Liquidity and Capital Resources

        Cash provided by operating activities was $35.3 million for the nine months ended September 30, 2003 compared with $44.6 million for the same period in the prior year. At September 30, 2003, total debt outstanding was $225.5 million compared with $232.9 million at the beginning of 2003, and debt as a percentage of total capitalization was reduced to 45 percent at September 30, 2003 from 48 percent at the beginning of the year. At September 2003, the Company had working capital of $95.2 million and a current ratio of 1.8.

        Capital expenditures for the nine months ended September 30, 2003 were $13.4 million and are anticipated to be approximately $20 million for the full year. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

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

        During the fourth quarter ending December 31, 2003, the Company anticipates that it will issue up to $100 million in senior unsecured notes. If completed, proceeds from the senior notes would be used to pay down outstanding bank debt under the Company's existing term loan and revolving credit facility.

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

Part I -- Financial Information
Myers Industries, Inc.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk (con't)

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

Item 4.     Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

Part II - Other Information
Myers Industries Inc.

Item 1.	Legal Proceedings

Reference is made to Item 3 of the Form 10-K for the period ended December 31, 2002 filed with the Commission on March 26, 2003.
Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits (see Exhibit Index page, below)

	(b)	Reports on Form 8-K

(1) Form 8-K filed with the Commission on July 24, 2003 regarding earning results for the three and six months periods ended
June 30, 2003.

(2) Form 8-K filed with the Commission on August 18, 2003
announcing promotion of three executive officers.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

October 28, 2003	By:	/s/ Gregory J. Stodnick

Date		Gregory J. Stodnick
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

10(u)

Sixth Amendment to Loan Agreement among Myers Industries, Inc., the Foreign Subsidiary Borrowers and Bank One, Michigan, as Agent for the Lenders, dated as of May 5, 2003. Reference is made to Exhibit 10(u) to Form 10-Q filed with the Commission on July 31, 2003.

21	Subsidiaries of Registrant
31.1	Certification of Stephen E. Myers, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Gregory J. Stodnick, Vice President-Finance (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: October 28, 2003	/s/ Stephen E. Myers

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
Date: October 28, 2003	/s/ Gregory J Stodnick

Gregory J Stodnick, Chief Financial Officer

Exhibit 32

CERTIFICATIONS
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended September 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Stephen E. Myers, Chief Executive Officer of
the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            September 31, 2003 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen E. Myers

Stephen E. Myers, Chief Executive Officer
Dated: October 28, 2003

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended September 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Gregory J. Stodnick, Vice President-Finance
(Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            September 31, 2003 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregory J. Stodnick

Gregory J. Stodnick, Vice President-Finance
Dated: October 28, 2003