Form 10-K
period 2003-12-31
MYERS INDUSTRIES INC
filed 2004-03-15
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 001-08524

MYERS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-0778636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1293 S. Main Street, Akron, Ohio	44301	(330) 253-5592
(Address of Principal Executive Offices)	(Zip Code)	(Telephone Number)

Securities Registered Pursuant to	Name of Each Exchange
Section 12(b) of the Act:	on which registered:
Common Stock, Without Par Value	New York Stock Exchange
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

      State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates using the closing price of the registrant as of June 30, 2003: $286,045,560. Indicate the number of shares outstanding of registrant’s common stock as of June 30, 2003: 30,110,059 Shares of Common Stock, without par value.

ITEM 6. Selected Financial Data
Exhibit 10(N) Loan Agreement
Exhibit 10(O) Note Purchase Agreement
Exhibit 21 Subsidiaries
Exhibit 23(A) Consent of Ernst & Young
Exhibit 23(B) Statement Regarding Consent
Exhibit 23(C) Consent of Ernst & Young/Myers Emp
Exhibit 31.1 Certification of Stephen E Myers--302
Exhibit 31.2 Certification of Gregory Stodnick-302
Exhibit 32 Certification of Stephen E Myers--906

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of Registrant’s Notice of 2004 Annual Meeting and Proxy Statement, dated March 15, 2004, in Part III (Items 10, 11, 12 and 13)

CROSS REFERENCE SHEET

PURSUANT TO FORM 10-K GENERAL INSTRUCTION G(4)

Part/Item	Form 10-K Heading	Reference Material

III/10	Directors and Executive Officers of the Registrant	Proxy Statement(1) pages 3 through 8
III/11	Executive Compensation	Proxy Statement pages 9 through 13
III/12	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement pages 3 through 6, page 11 through 13
III/13	Certain Relationships and Related Transactions	Proxy Statement page 7

(1)	Registrant’s Notice of 2004 Annual Meeting of Shareholders and Proxy Statement

PART I

ITEM 1.	Business

     (a) General Development of Business

      In 2003, Myers Industries, Inc. (the Company) had net sales of $661.1 million, an increase of 9 percent from the $608.0 million in 2002. Despite the increased sales, 2003 net income of $16.3 million declined 32 percent from the $24 million in 2002 as higher raw material costs and competitive pricing pressures combined to reduce profitability.

      For the quarter ended December 31, 2003, net sales were a record $176.5 million, an increase of 11 percent from the prior year. Net income for the quarter was $4.4 million, an increase of 8 percent from the prior year.

      In February 2004, the Company entered into a new $225 million unsecured revolving credit facility. Initial borrowings under the new credit facility were used to refinance the Company’s existing multi-currency loan agreement which was due to expire in February 2005. In December 2003, the Company issued $100 million in Senior Unsecured Notes consisting of $65 million of 6.08 percent, 7 year notes and $35 million of 6.81 percent, ten year notes. Proceeds from the issuance of these notes were used to repay bank debt outstanding at that time. During 2003 total debt was reduced by $17.4 million and debt as a percentage of total capitalization was reduced to 42 percent at December 31, 2003 compared to 48 percent at the end of 2002.

     (b) Financial Information About Industry Segments

      The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

     (c) Description of Business

      The Company conducts its business activities in two segments, manufacturing and distribution. For the fiscal year ended December 31, 2003, the manufacturing segment generated approximately 77% of sales, while the distribution segment contributed approximately 23% of sales.

      Our manufacturing segment designs, manufactures, and markets a variety of plastic and rubber products, ranging from plastic material handling containers and storage boxes to rubber OEM parts and tire repair materials. These products are made through a variety of molding processes in 25 facilities located throughout North America and Europe.

      Our distribution segment is engaged in the distribution of tools, equipment, and supplies used for tire and wheel service and automotive underbody repair. The distribution segment operates through 40 branches located in major cities throughout the United States and in foreign countries through export and businesses in which we hold an equity interest.

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

      Within the continental United States, we provide widespread distribution and sales coverage from 40 branches in 31 states. Each branch operates as a profit center and is staffed by a branch manager, salespeople, office, warehouse, and delivery personnel.

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

Employees

      As of December 31, 2003 the Company had a total of 4,218 full-time and part-time employees. Of these employees, 3,532 were engaged in the manufacturing segment, 589 were employed in the distribution segment and 97 were employed at the Company’s corporate offices. Approximately 10% of the Company’s employees are members of unions, however, in certain countries in which the Company operates union membership is not known due to confidentiality laws. The Company believes it has a good relationship with its union employees.

(d)	Financial Information About Foreign and Domestic Operations and Export Sales

      The Response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this Report.

ITEM 2.	Properties

      The following table sets forth by segment certain information with respect to facilities owned by the Registrant:

Distribution

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Warehousing
Akron, Ohio	31,000	2	Warehousing
Pomona, California	17,700	1	Sales and distribution
Englewood, Colorado	9,500	1	Sales and distribution
San Antonio, Texas	4,500	1	Sales and distribution
Phoenix, Arizona	8,200	1	Sales and distribution
Akron, Ohio	8,000	1	Leased to non-affiliated party
Houston, Texas	7,900	1	Sales and distribution
Indianapolis, Indiana	7,800	2	Sales and distribution
Cincinnati, Ohio	7,500	1	Sales and distribution
York, Pennsylvania	7,400	3	Sales and distribution
Atlanta, Georgia	7,000	1	Sales and distribution
Minneapolis, Minnesota	5,500	1	Sales and distribution
Charlotte, North Carolina	5,100	1	Sales and distribution
Syracuse, New York	4,800	1	Sales and distribution
Franklin Park, Illinois	4,400	1	Sales and distribution

Manufacturing

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Gaillon, France	500,000	23	Manufacturing and distribution
Nykobing, Falster Denmark	227,000	68	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Dawson Springs, Kentucky	209,000	36	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Hannibal, Missouri	196,000	10	Manufacturing and distribution
Sparks, Nevada	185,000	11	Manufacturing and distribution
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, N. Carolina	172,000	20	Manufacturing and distribution
Shelbyville, Kentucky	160,000	8	Manufacturing and distribution
Sandusky, Ohio	155,000	8	Manufacturing and distribution
Bristol, Indiana	139,000	12	Manufacturing and distribution
Akron, Ohio	121,000	17	Manufacturing and distribution
Gloucester, England	118,000	3	Manufacturing and distribution
Dayton, Ohio	85,000	5	Manufacturing and distribution
Palua De Plegamans, Spain	85,000	7	Manufacturing and distribution
Prunay, France	71,000	4	Manufacturing and distribution
Goddard, Kansas	62,000	7	Manufacturing and distribution
Santa Perpetua De Mogoda, Spain	61,000	3	Manufacturing and distribution
Fostoria, Ohio	50,000	3	Manufacturing and distribution
Akron, Ohio	49,000	6	Manufacturing and distribution
Surrey, B.C., Canada	42,000	3	Manufacturing and distribution
Ontario, California	40,000	2	Distribution and warehousing
Mebane, North Carolina	30,000	5	Manufacturing and distribution
Nivelles, Belguim	14,000	2	Sales and distribution
Maia, Portugal	13,000	3	Sales and distribution

      The following table sets forth by segment certain information with respect to facilities leased by the Registrant:

Manufacturing

	Approximate
	Floor Space	Expiration Date
Location	(Square Feet)	of Lease	Use

Middlefield, Ohio	400,000	August 31, 2018	Manufacturing and distribution
Cassopolis, Michigan	210,000	October 31, 2005	Manufacturing and distribution
Droitwich, England	73,000	August 31, 2004	Sales and distribution
Mulheim, Germany	54,000	December 31, 2005	Sales and distribution
Brampton, Ontario, Canada	43,000	December 31, 2007	Sales and distribution
Nanterre Cedex, France	25,000	April 30, 2008	Administration and sales
Milford, Ohio	22,000	August 31, 2006	Administration and sales
Orbassano, Italy	3,000	October 14, 2006	Sales and distribution

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

      During the fourth quarter of the fiscal year ended December 31, 2003, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant

      Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

		Years as
Name	Age	Executive Officer	Title

Stephen E. Myers	60	31	Chairman and Chief Executive Officer
John C. Orr	53	1	President and Chief Operating Officer
Milton I. Wiskind	78	32	Vice Chairman and Secretary
Gregory J. Stodnick	61	24	Vice President — Finance
Jean-Paul Lesage	59	4	Vice President
Kevin C. O’Neil	48	5	General Counsel and Assistant Secretary

      Each executive officer has been principally employed in the capacities shown or similar ones with the Registrant for over the past five years with the exception of Mr. O’Neil. Mr. O’Neil consulted as Assistant Secretary until June 2002 at which time he became a full time employee of by the Company. Prior to his full time employment, he was a partner and shareholder of Brouse McDowell Co., LPA.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant’s Directors, certain of its executive officers and persons who own more than ten percent of its Common Stock (“Insiders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange, Inc., and to furnish the Company with copies of all such forms they file. The Company understands from the information provided to it by the Insiders that they adhered to all filing requirements applicable to the Section 16 Filers.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 2003 was 2,045. High and low stock prices and dividends for the last two years were:

	Sales Price
2003			Dividends
Quarter Ended	High	Low	Paid

March 31	11.43	8.80	.05
June 30	11.16	9.20	.05
September 30	11.67	9.35	.05
December 31	13.30	10.02	.05

	Sales Price
2002			Dividends
Quarter Ended	High	Low	Paid

March 31	11.64	9.20	.05
June 30	14.48	11.22	.05
September 30	14.20	10.21	.05
December 31	13.70	10.02	.05

ITEM 6.	Selected Financial Data

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Five-Year Summary

	2003	2002	2001	2000	1999

Operations for the Year
Net sales	$661,091,504	$607,991,158	$607,950,431	$652,659,900	$580,760,740
Cost of sales	460,803,695	406,572,783	403,011,346	435,081,945	367,635,460
Selling	98,536,272	88,407,389	88,020,857	85,632,525	83,352,607
General and administrative	67,030,583	60,840,409	70,979,067	68,675,568	60,265,518
Interest — net	10,074,438	11,809,749	18,699,142	22,360,255	15,205,809

	636,444,988	567,630,330	580,710,412	611,750,293	526,459,394

Income before income taxes	24,646,516	40,360,828	27,240,019	40,909,607	54,301,346
Income taxes	8,321,000	16,401,000	12,049,000	16,909,000	23,125,000

Net Income	$16,325,516	$23,959,828	$15,191,019	$24,000,607	$31,176,346

Net income per share*	$.54	$.80	$.51	$.80	$1.02

	2003	2002	2001	2000	1999

Financial Position — At Year End
Total assets	$621,626,806	$602,482,330	$582,166,378	$622,103,970	$600,409,632

Current assets	207,933,141	201,140,357	196,618,597	219,307,253	206,990,990
Current liabilities	94,175,498	117,368,956	104,899,238	112,890,230	102,244,419

Working capital	113,757,643	83,771,401	91,719,359	106,417,023	104,746,571
Other assets	229,849,237	210,546,946	194,811,960	201,291,971	203,923,134
Property, plant and equipment — net	183,844,428	190,795,027	190,735,821	201,504,746	189,495,508
Less:
Long-term debt	211,002,691	212,222,615	247,145,234	284,273,097	280,103,906
Deferred income taxes	21,924,269	17,201,131	12,595,697	11,037,935	10,314,490

Shareholders’ Equity	$294,524,348	$255,689,628	$217,526,209	$213,902,708	$207,746,817

Common Shares Outstanding	30,183,256	30,071,736	29,809,618	29,686,266	30,231,013

Book Value Per Common Share	$9.76	$8.50	$7.30	$7.21	$6.87

Other Data
Dividends paid	$6,026,349	$5,878,169	$5,454,870	$4,969,876	$4,626,471
Dividends paid per Common Share*	0.20	0.20	0.18	0.17	0.15

Average Common Shares
Outstanding during the year	30,125,533	29,971,843	29,752,373	29,828,210	30,502,466

*	Adjusted for the five-for-four stock split distributed in August 2002; the ten percent stock dividends paid in August, 2001; August, 2000; and August, 1999.

ITEM 7.	Management’s Discussion and Analysis of Results of Financial Condition and Operations

2003 Results of Operations

      For the year ended December 31, 2003, net sales of $661.1 million were up 9 percent from the $608.0 million reported in 2002. Despite the increased sales, 2003 net income of $16.3 million declined 32 percent from $24 million in the prior year as higher raw material costs and significant competitive pricing pressures combined to reduce profitability. Favorable foreign currency translations, primarily from a strong euro, increased sales for the year by $28.3 million and net income by approximately $800,000 or $.03 per share.

      On a segment basis, sales in the distribution segment increased $4.3 million or 3 percent, reflecting higher unit volumes for both supplies and capital equipment. In the manufacturing segment, sales for 2003 increased $48.7 million or 10 percent compared with the prior year. Favorable foreign currency translation accounted for approximately 56 percent of the sales increase with the remaining improvement the result of higher unit sales, particularly in automotive, industrial, horticultural and heavy truck markets.

      Gross profit, expressed as a percentage of sales, was reduced to 30.3 percent for the year ended December 31, 2003, compared with 33.1 percent in the prior year. The decline in margin was related to the manufacturing segment as raw material costs, primarily plastic resins, were significantly higher as compared to 2002 and competitive pressures resulted in slightly lower average selling prices. During the course of 2003, raw material costs were higher for virtually all of the plastic resins used by the Company’s manufacturing businesses and were, on average, 36 percent higher on high density polyethylene, the type of resin most widely used.

      Total operating expenses increased $16.3 million or 11 percent for the year ended December 31, 2003 compared with the prior year. Approximately $9.8 million or 60 percent of this increase was due to the impact of foreign currency translation for costs incurred in foreign business units. Other increases in operating expenses were for selling expenses related to higher unit volume sales, and bad debts, principally arising from export sales in the distribution segment. The Company also experienced an increase in information systems and software costs. Expressed as a percentage of sales, operating expenses increased slightly to 25.0 percent in 2003 compared to 24.5 percent in the prior year.

      Net interest expense for 2003 decreased $1.7 million or 15 percent compared with the previous year. This reduction was primarily the result of lower average borrowing levels as the Company repaid $17.4 million of debt during the year.

      Income taxes as a percent of income before taxes was reduced to 33.8 percent in 2003 compared to 40.6 percent in 2002. This reduction in the Company’s effective tax rate is primarily the result of foreign tax rate differences, including the realization of approximately $600,000 in net operating loss carryforwards previously reserved.

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

      Income taxes as a percentage of pretax income was 40.6 percent compared with 44.2 percent in the prior year. The lower effective tax rate reflects the elimination of the impact which non-deductible goodwill amortization had in prior years. In addition, the Company experienced a more favorable foreign tax rate difference in 2002 compared with the prior year.

Financial Condition

Liquidity and Capital Resources

      In 2003, the Company generated cash from operating activities of $51.1 million. During the year ended December 31, 2003, investments in property, plant and equipment totaled $20.0 million and total debt was reduced by $17.4 million. Debt as a percentage of total capitalization was reduced to 42 percent at December 31, 2003 compared to 48 percent at the end of 2002.

      In December 2003, the Company issued $100 million of senior unsecured notes consisting of $65 million of 6.08 percent notes with a 7 year maturity and $35 million of 6.81 percent notes with a 10 year maturity. Proceeds from the senior notes were used to repay outstanding bank debt under the Company’s existing term loan and revolving credit facility. The issuance of the senior notes resulted in an increase in the Company’s current overall interest rate; however, it provides long-term financing at relatively favorable fixed rates.

      On February 27, 2004, the Company entered into a new five year, $225 million unsecured revolving credit facility (the Credit Facility). Borrowings under the new Credit Facility were used to refinance the Company’s existing bank debt and fund the acquisition of ATP Automotive, Inc. for approximately $60 million (see Subsequent Event and Long-Term Debt and Credit Agreements Footnotes).

      During the next five years management anticipates on-going capital expenditures in the range of $25 to $30 million annually. Cash flows from operations and funds available under the new Credit Facility will provide the Company’s primary source of future financing. Management believes that it has sufficient financial resources available to meet anticipated business requirements in the foreseeable future including capital expenditures, dividends, working capital and debt service.

      The following summarizes the Company’s future cash outflows for the next five years, adjusted to reflect payments under the new Credit Facility, resulting from financial contracts and commitments:

	2004	2005	2006	2007	2008	Total

	(Dollars in Thousands)
Long-term Debt	$4,452	$2,200	$962	$932	$894	$9,440
Operating Leases	9,491	8,472	6,616	5,349	4,974	34,902

Total	$13,943	$10,672	$7,578	$6,281	$5,868	$44,342

Market Risk and Derivative Financial Instruments

      The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2003, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1,000,000.

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

      The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. As such, the cost of operations is subject to fluctuation as the market for these commodities changes. The Company monitors this risk but currently has no derivative contracts to hedge this risk; however, the Company also has no significant purchase obligations to purchase fixed quantities of such commodities in future periods.

Critical Accounting Policies

      Our discussion and analysis of the Company’s financial condition and results of operations are based on the accompanying consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. As indicated in the Summary of Significant Accounting Policies included in the footnotes to the consolidated financial statements, the amount of assets, liabilities, revenue and expenses reported are affected by estimates and judgements that are necessary to comply with generally accepted accounting principles. We base our estimates on prior experience and other assumptions that we consider reasonable to our circumstances. While estimates and judgements are applied in arriving at reported amounts such as pension benefits and provisions for self-insured risks, we believe the following matters may involve a high degree of judgement and complexity.

      Revenue Recognition — The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is generally at the time of shipment.

      Bad Debts — The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company reviews historical trends for collectibility in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount.

      Inventory — Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 34 percent of the Company’s inventories and the first-in, first-out (FIFO) method for all other inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

      Goodwill — As a result of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” recorded goodwill is subjected to annual impairment testing. Goodwill impairment testing requires, in part, that we estimate the fair value of our business units which, in turn, requires that we make judgements concerning future cash flows and appropriate discount rates for those businesses. Our estimate of the fair value of these business units and the related goodwill, could change over time based on a variety of factors, including the actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

      Contingencies — In the ordinary course of business, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5). SFAS 5 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency were settled for an amount greater than our estimates, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than our estimate, a future credit to income would result.

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

      The Company has reserved the deferred tax benefit of certain tax loss carryforwards in foreign countries that, if realized, would reduce future income tax expense by approximately $6,504,000. Of this amount, $2,451,000 expires in various years from 2004 through 2008, and $4,053,000 has no expiration date. The Company also has U.S. foreign tax credit carryforwards of approximately $800,000 expiring in 2004.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2003, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1,000,000.

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

ITEM 8.	Financial Statements and Supplementary Data

      The consolidated financial statements and accompanying notes and the reports of management and independent accountants follow Item 9 of this Report.

Summarized Quarterly Results of Operations

(Unaudited) Thousands of Dollars, Except Per Share Data

	March 31	June 30	Sept. 30	Dec. 31	Total
Quarter Ended 2003
Net Sales	$163,221	$168,964	$152,400	$176,507	$661,092
Gross Profit	53,843	49,724	44,160	52,561	200,288
Net Income	7,192	3,276	1,507	4,351	16,326
Per Share	.24	.11	.05	.14	.54

	March 31	June 30	Sept. 30	Dec. 31	Total
Quarter Ended 2002
Net Sales	$148,939	$153,095	$146,626	$159,331	$607,991
Gross Profit	54,499	51,730	44,395	50,794	201,418
Net Income	10,046	6,802	3,068	4,044	23,960
Per Share	.34	.23	.10	.13	.80

      This report is a copy and has not been reissued by Arthur Andersen, LLP.

      This report references the Company’s balance sheet as of December 31, 2001 and 2000 and its related consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2000 and 1999 which are not presented herein.

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

/s/ Arthur Andersen LLP

Cleveland, Ohio,

February 15, 2002

REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

      We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 2003 and 2002 and the related statements of consolidated income, shareholders’ equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Myers Industries, Inc. and Subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated February 15, 2002, expressed an unqualified opinion on those statements before the revisions described below and in the Goodwill and Intangible Assets note and the 2002 restatement adjustment for the retroactive effect of the five-for-four stock split described below and in the Net Income Per Share note.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myers Industries, Inc. and Subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

      As explained in the Goodwill and Intangible Assets note, effective January 1, 2002, the Company changed its method of accounting for goodwill.

      As discussed above, the financial statements of Myers Industries, Inc. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in the Goodwill and Intangible Assets note, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures for 2001 in the Goodwill and Intangible Assets note included (a) agreeing the previously reported net income and net income per share to the previously issued financial statements and the adjustments to those amounts representing amortization expense (including any related tax effects) recognized in the period related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the calculation of adjusted net income. Also, as described in the Net Income Per Share note, in 2002 the Company’s Board of Directors approved a five-for-four stock split, and all references to the number of shares, per share information and the number of stock options in the financial statements have been adjusted to reflect the stock split on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information and the number of stock options reflected in the 2001 financial statements. Our procedures included (a) agreeing the authorization for the five-for-four stock split to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, net income per share, stock option information and all other per share amounts.

      In our opinion, the disclosures for 2001 in the Goodwill and Intangible Assets note are appropriate and the adjustments to reflect the five-for-four stock split are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Akron, Ohio

February 12, 2004

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Income

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Net sales	$661,091,504	$607,991,158	$607,950,431
Cost of sales	460,803,695	406,572,783	403,011,346

Gross profit	200,287,809	201,418,375	204,939,085

Operating expenses
Selling	98,536,272	88,407,389	88,020,857
General and administrative	67,030,583	60,840,409	70,979,067

	165,566,855	149,247,798	158,999,924

Operating income	34,720,954	52,170,577	45,939,161

Interest
Income	(366,324)	(461,038)	(695,140)
Expense	10,440,762	12,270,787	19,394,282

	10,074,438	11,809,749	18,699,142

Income before income taxes	24,646,516	40,360,828	27,240,019
Income taxes	8,321,000	16,401,000	12,049,000

Net income	$16,325,516	$23,959,828	$15,191,019

Net income per share	$.54	$.80	$.51

Weighted average shares outstanding	30,125,533	29,971,843	29,752,373

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Financial Position

As of December 31, 2003 and 2002

	2003	2002

Assets
Current Assets
Cash	$5,666,997	$1,702,334
Accounts receivable — less allowances of $4,245,000 and $4,507,000, respectively	114,038,680	111,207,172
Inventories
Finished and in-process products	61,240,225	66,819,085
Raw materials and supplies	22,613,029	16,280,910

	83,853,254	83,099,995
Prepaid expenses	4,374,210	5,130,856

Total Current Assets	207,933,141	201,140,357
Other Assets
Goodwill	224,298,302	204,465,504
Patents and other intangible assets, net	2,321,584	2,422,772
Other	3,229,351	3,658,670

	229,849,237	210,546,946
Property, Plant and Equipment, at Cost
Land	8,461,003	7,878,664
Buildings and leasehold improvements	80,588,395	77,061,850
Machinery and equipment	352,995,191	318,617,656

	442,044,589	403,558,170
Less allowances for depreciation and amortization	258,200,161	212,763,143

	183,844,428	190,795,027

	$621,626,806	$602,482,330

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$39,731,250	$49,970,910
Accrued expenses
Employee compensation and related items	30,975,836	29,843,708
Taxes, other than income taxes	2,874,171	3,260,304
Accrued interest	608,575	754,668
Other	15,533,529	12,849,101
Current portion of long-term debt	4,452,137	20,690,265

Total Current Liabilities	94,175,498	117,368,956
Long-term Debt, less current portion	211,002,691	212,222,615
Deferred Income Taxes	21,924,269	17,201,131
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	–0–	–0–
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,183,256 and 30,071,736 shares, respectively)	18,369,240	18,301,212
Additional paid-in capital	217,019,810	216,077,838
Accumulated other comprehensive income (loss)	10,934,860	(16,590,693)
Retained income	48,200,438	37,901,271

	294,524,348	255,689,628

	$621,626,806	$602,482,330

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Shareholders’ Equity

and Comprehensive Income

For the Years Ended December 31, 2003, 2002 and 2001

				Accumulated
	Common Shares		Additional	Other
			Paid-In	Comprehensive	Retained	Comprehensive
	Number	Amount	Capital	Income	Income	Income

Balance at January 1, 2001	21,590,012	$13,234,830	$189,779,843	$(27,149,716)	$38,037,751	$–0–

Additions
Net income	–0–	–0–	–0–	–0–	15,191,019	15,191,019
Sales under option plans	46,404	26,707	331,899	–0–	–0–	–0–
Employees stock purchase plan	35,204	21,474	410,218	–0–	–0–	–0–
Dividend reinvestment plan	11,830	8,840	365,917	–0–	–0–	–0–
Deductions
Dividends — $.18 per share	–0–	–0–	–0–	–0–	(5,454,868)	–0–
10% stock dividend	2,164,244	1,211,977	26,706,771	–0–	(27,934,414)	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	(7,262,039)	–0–	(7,262,039)

Balance at December 31, 2001	23,847,694	$14,503,828	$217,594,648	(34,411,755)	$19,839,488	$7,928,980

Additions
Net income	–0–	–0–	–0–	–0–	23,959,828	23,959,828
Sales under option plans	166,837	102,297	1,562,041	–0–	–0–	–0–
Employees stock purchase plan	30,035	18,321	359,833	–0–	–0–	–0–
Dividend reinvestment plan	16,415	10,015	228,067	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	19,404,517	–0–	19,404,517
Deductions
Dividends — $.20 per share	–0–	–0–	–0–	–0–	(5,878,169)	–0–
Five-for-four stock split	6,010,755	3,666,751	(3,666,751)	–0–	(19,876)	–0–
FAS 87 additional pension liability	–0–	–0–	–0–	(1,583,455)	–0–	(1,583,455)

Balance at December 31, 2002	30,071,736	$18,301,212	$216,077,838	$(16,590,693)	$37,901,271	$41,780,890

Additions
Net income	–0–	–0–	–0–	–0–	16,325,516	16,325,516
Sales under option plans	43,747	26,687	358,862	–0–	–0–	–0–
Employees stock purchase plan	53,264	32,490	441,917	–0–	–0–	–0–
Dividend reinvestment plan	14,509	8,851	141,193	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	27,413,845	–0–	27,413,845
FAS 87 additional pension liability	–0–	–0–	–0–	111,708	–0–	111,708
Deductions
Dividends — $.20 per share	–0–	–0–	–0–	–0–	(6,026,349)	–0–

Balance at December 31, 2003	30,183,256	$18,369,240	$217,019,810	$10,934,860	$48,200,438	$43,851,069

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Cash Flows from Operating Activities
Net income	$16,325,516	$23,959,828	$15,191,019
Items not affecting use of cash
Depreciation	34,777,734	34,550,402	33,361,480
Amortization of goodwill	–0–	–0–	9,223,542
Amortization of other intangibles	1,777,258	1,163,688	1,320,197
Deferred income taxes	4,415,099	4,526,372	1,632,285
Cash flow provided by (used for) working capital
Accounts receivable	4,855,862	553,688	18,608,281
Inventories	2,975,650	741,868	6,359,412
Prepaid expenses	908,618	(1,481,808)	(1,220,662)
Accounts payable and accrued expenses	(14,901,650)	1,491,683	(7,674,145)

Net cash provided by operating activities	51,134,087	65,505,721	76,801,409
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(776,058)	(2,819,901)	(7,480,000)
Additions to property, plant and equipment, net	(20,009,908)	(28,389,133)	(25,182,509)
Other	439,237	(298,226)	(1,807,899)

Net cash used for investing activities	(20,346,729)	(31,507,260)	(34,470,408)
Cash Flows from Financing Activities
Long-term debt proceeds	100,000,000	–0–	–0–
Repayment of long-term debt	(41,500,000)	(12,000,000)	(12,000,000)
Net borrowing (repayments) — on credit facility	(79,264,114)	(23,773,496)	(21,144,207)
Deferred financing costs	(1,042,232)	–0–	–0–
Cash dividends paid	(6,026,349)	(5,878,169)	(5,454,868)
Proceeds from issuance of common stock	1,010,000	2,280,574	1,165,055

Net cash used for financing activities	(26,822,695)	(39,371,091)	(37,434,020)

Increase (Decrease) in Cash	3,964,663	(5,372,630)	4,896,981
Cash at January 1	1,702,334	7,074,964	2,177,983

Cash at December 31	$5,666,997	$1,702,334	$7,074,964

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$9,555,766	$12,023,900	$19,715,515

Income taxes	$4,809,142	$11,617,883	$11,478,129

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

Subsequent Event

      On March 10, 2004, the Company completed the acquisition of the shares of ATP Automotive, Inc. (ATP), a subsidiary of Applied Tech, LLC, a Delaware limited liability company. ATP, comprised of subsidiaries Michigan Rubber Products (MRP) and WEK Industries (WEK), is a manufacturer of molded rubber products for the automotive industry with approximately 600 employees, two manufacturing facilities in Michigan and Ohio, and 2003 sales of approximately $60 million. Total purchase price was $60 million, which includes the assumption of ATP debt outstanding as of the date of acquisition. The acquisition was financed using a portion of the proceeds from a new $225 million Credit Facility which the Company entered into on February 27, 2004 (see Long-Term Debt and Credit Agreements footnote). The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values during 2004 when appraisals, other studies and additional information become available. The results of ATP will be included in the consolidated results of operations of the Company from the date of acquisition.

Translation of Foreign Currencies

      All balance sheet accounts of consolidated foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period and income statement items are translated at an average currency exchange rate. The resulting translation adjustment is recorded in other comprehensive income as a separate component of shareholders’ equity.

Financial Instruments

      Financial instruments, consisting of trade and notes receivable, and long-term debt, including borrowings at variable interest rates, are considered to have a fair value which approximates carrying value at December 31, 2003.

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

Inventories

      Inventories are stated at the lower of cost or market. For approximately 34 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

      If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $4,074,000, $4,455,000 and $3,731,000 higher than reported at December 31, 2003, 2002 and 2001, respectively.

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

Long-Lived Assets

      The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or discounted future cash flows resulting from the use and ultimate disposition of the asset. There were no impairment charges recorded in connection with the long-lived assets in 2003, 2002 or 2001.

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

      Under the provisions of SFAS No. 142, the Company was required to perform a transitional goodwill impairment test within six months of adopting the new standard and to test for impairment on at least an annual basis thereafter. The Company conducts its annual impairment assessment of October 1. For purposes of impairment testing, the Company determines the fair value of its reporting units using discounted cash flow models and relative market multiples for comparable businesses. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. These tests resulted in no impairment to the recorded amounts of goodwill in 2003 and 2002.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

      In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002, at which time accumulated amortization was $30.7 million. Had goodwill amortization not been recorded in 2001, income before taxes would have increased $9.2 million, while net income would have increased $7.1 million to $22.3 million and net income per share would have increased by $.24.

Net Income Per Share

      Net income per share, as shown on the Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the year, and for all periods shown basic and diluted earnings per share are identical. During the year ended December 31, 2002, the Company declared a five-for-four stock split and for the year ended December 31, 2001, the Company paid a ten percent stock dividend. All per share data has been adjusted for the stock split and stock dividends.

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

      The alternative policy in SFAS No. 123, “Accounting for Stock Based Compensation,” provides that compensation expense be recognized based on the fair value of the options awarded, determined by an option pricing model. If the Company had recognized compensation expense using the fair value method under SFAS No. 123 rather than APB 25, net income would not have been materially different than reported amounts and net income per share would be identical for 2003, 2002 and 2001. In calculating the compensation expense under SFAS No. 123, the Company uses a Block Scholes option pricing model and assumes that all options will vest and be exercised at the expiration date of the grant. Other assumptions used in calculating the compensation expense for options granted in 2003 include a dividend yield of 2.3 percent, a risk free interest rate of 3.875 percent and a volatility measure based on the Company’s stock beta of .85.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” as an amendment to SFAS No. 123. SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements to require prominent disclosure in both interim and annual financial statements about the method of accounting used for stock based employee compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

Stock Options

      In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors the right to purchase Common Stock of the Company at the market price on the date of grant. In general, options granted and outstanding permit 20 percent of the shares granted to be exercised after six months, with additional vesting of 20 percent exercisable each year thereafter, with the options expiring ten years from the date of grant. At December 31, 2003, there were 1,623,885 stock option shares available for future grant. The activity listed below covers the 1999 Stock Plan, the 1997 Incentive Stock Plan and the 1992 Stock Option Plan.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

      Options granted during the past three years:

Year	Shares	Price

2003	243,150	$8.80 to $ 9.99
2002	6,250	$12.32
2001	300,212	$8.36 to $10.40

      Options exercised during the past three years:

Year	Shares	Price

2003	33,260	$8.36 to $9.99
2002	255,000	$8.18 to $9.92
2001	72,098	$8.55 to $9.83

      In addition, options totaling 321,036 and 20,688 expired during the years ended December 31, 2003 and 2002, respectively. Options outstanding and exercisable at December 31, 2003, 2002 and 2001 were as follows:

		Range of		Weighted Average
Year	Outstanding	Exercise Prices	Exercisable	Exercise Price

2003	800,725	$8.18 to $13.90	488,369	$9.60
2002	911,871	$8.18 to $15.78	675,288	$10.51
2001	1,181,309	$8.18 to $15.78	743,719	$10.03

Long-Term Debt and Credit Agreements

      Long-term debt at December 31, consisted of the following:

	2003	2002

Revolving credit agreement	$98,900,919	$174,179,776
Term loan	0	41,500,000
Senior Notes	100,000,000	0
Industrial revenue bonds	4,000,000	4,000,000
Other	12,553,909	13,233,104

	215,454,828	232,912,880
Less current portion	4,452,137	20,690,265

	$211,002,691	$212,222,615

      At December 31, 2003, the Company had a Multi-Currency Loan Agreement with a group of banks providing a revolving credit facility in five currencies up to $228 million. At December 31, 2003, the amount borrowed was $89.0 million U.S. dollars and $9.9 million Canadian dollars at an average interest rate of 3.07 percent.

      On February 27, 2004, the Company entered into a new unsecured revolving credit facility (the Credit Facility) which enables the Company to borrow up to $225 million, including up to $50 million available for multi-currency loans in freely traded foreign currencies. Borrowing under the new Credit Facility were used to refinance the Company’s existing Multi-Currency Loan Agreement, fund the acquisition of ATP Automotive, Inc. and for general corporate purposes. Interest is based on the Prime rate or Euro dollar rate (for U.S. or Canadian dollar loans) or Eurocurrency Rate (for other multi-currency loans) plus an applicable margin that varies depending on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

amortization (EBITDA). In addition, the Company pays a quarterly facility fee. The Credit Facility expires in February 2009.

      In December 2003, the Company issued $100 million in Senior Unsecured Notes (the Notes) consisting of $65 million of notes with an interest rate of 6.08 percent and a 7 year maturity and $35 million with an interest rate of 6.81 percent and a 10 year maturity. Proceeds from the issuance of the Notes were used to pay down term loan and revolving credit facility borrowing outstanding at that time.

      In addition, at December 31, 2003, the Company had $16.6 million of other long-term debt consisting of industrial revenue bonds, certain indebtedness of acquired companies, and in-country credit facilities for the Company’s international operations. The weighted average interest rate on these amounts outstanding at December 31, 2003, was 4.01 percent.

      The Credit Facility and Notes contain customary covenants including the maintenance of minimum consolidated net worth, certain financial ratios regarding leverage and interest coverage, and limitation on annual capital expenditures. The Company was in compliance with all of its debt covenant requirements at December 31, 2003.

      Maturities of long-term debt under the loan agreements in place at December 31, 2003 for the five years ending December 31, 2008 were approximately: $4,452,000 in 2004; $101,102,000 in 2005; $962,000 in 2006; $932,000 in 2007 and $894,000 in 2008.

      Maturities of long-term debt, adjusted to reflect payments under the new Credit Facility, for the five years ending December 31, 2008 are approximately: $4,452,000 in 2004; $2,200,000 in 2005; $962,000 in 2006; $932,000 in 2007 and $894,000 in 2008.

Retirement Plans

      The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. Two plans are defined benefit plans with benefits primarily based upon a fixed amount for each completed year of service as defined.

      For the Company’s defined benefit plans, the net periodic pension cost was as follows:

	2003	2002	2001

Service cost	$198,305	$188,990	$179,192
Interest cost	319,292	303,202	288,493
Expected return on assets	(239,885)	(261,029)	(291,192)
Amortization of transition obligation	(2,945)	(2,942)	2,525
Amortization of prior service cost	42,776	42,776	42,776
Amortization of net loss	76,748	14,032	0

Net periodic pension cost	$394,291	$285,029	$221,794

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

      The reconciliation of changes in projected benefit obligations are as follows:

	2003	2002	2001

Benefit obligation at beginning of year	$4,884,755	$4,485,321	$3,980,688
Service cost	198,305	188,990	179,192
Interest cost	319,292	303,202	288,493
Plan amendments	0	0	0
Actuarial loss	455,307	66,248	190,309
Benefits paid	(173,472)	(159,006)	(153,361)

Benefit obligation at end of year	$5,684,187	$4,884,755	$4,485,321

      The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

	2003	2002

Discount Rate	6.00%	6.75%
Expected long-term return of Plan Assets	8.00%	8.00%

      Future benefit increases were not considered, as there is no substantive commitment to increase benefits. The expected long-term rate of return assumption is based on the actual historical rate of return on assets adjusted to reflect recent market conditions and future expectation consistent with the Company’s current asset allocation and investment policy.

      The following table reflects the change in the fair value of the plans’ assets:

	2003	2002	2001

Fair value of plan assets at beginning of year	$2,843,312	$3,199,226	$3,744,411
Actual return on plan assets	766,459	(550,240)	(380,259)
Company contribution	535,000	369,000	6,435
Expenses paid	(33,362)	(15,668)	(18,000)
Benefits paid	(173,472)	(159,006)	(153,361)

Fair value of plan assets at end of year	$3,937,937	$2,843,312	$3,199,226

      The weighted average asset allocations for the Company’s defined benefit plans at December 31, 2003 and 2002, are as follows:

	2003	2002

Equities securities	82%	76%
Debt Securities	17	21
Cash	1	3

Total	100%	100%

      The Company’s investment policy related to the defined benefit plans is to provide for aggressive capital growth with moderate income production. Capital growth through equity exposure is emphasized which is balanced with small to moderate use of fixed income investments. Equity exposure is limited to a maximum of 85 percent of the total portfolios.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

      The following table provides a reconciliation of the funded status of the plans, both of which were underfunded at December 31, 2003 and 2002:

	2003	2002

Funded status	$(1,746,250)	$(2,041,443)
Unrecognized liability	0	(2,946)
Unrecognized prior service cost	318,925	361,702
Unrecognized net loss	1,471,748	1,586,401

Net amount recognized	$44,423	$(96,286)

      Under the provisions of SFAS No. 87, the Company recorded an additional minimum pension liability of $1,790,673 at December 31, 2003, of which $1,471,748 has been recorded as a component of accumulated other comprehensive income and $318,925 as an intangible pension asset. The accumulated benefit obligation for the defined benefit plans was $5,684,187 and $4,884,755 at December 31, 2003 and 2002, respectively. The Company expects to contribute approximately $996,000 to its defined benefit pension plans in 2004.

      A profit sharing plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. Profit sharing plan expense was $1,450,000, $1,700,000, and $1,500,000 for the years 2003, 2002 and 2001, respectively. In addition, the Company has a Supplemental Executive Retirement Plan (SERP) to provide participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. Expense related to the SERP was $1,044,000, $253,000 and $108,000 for the years 2003, 2002 and 2001, respectively. The SERP is unfunded.

Leases

      The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $10,836,000, $9,395,000, and $9,493,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Future minimum rental commitments for the next five years are as follows:

Year Ended
December 31,	Commitment

2004	$9,491,000
2005	8,472,000
2006	6,616,000
2007	5,349,000
2008	4,974,000
Thereafter	3,887,000

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Income Taxes

      The effective tax rate was 33.8% in 2003, 40.6% in 2002 and 44.2% in 2001. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Pre-Tax Income

	2003	2002	2001

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State Income Taxes — net of Federal tax benefit	3.1	4.2	3.8
Foreign tax rate differential	(4.7)	1.1	2.1
Effect of non-deductible depreciation and amortization	0.0	0.0	2.3
Other	0.4	0.3	1.0

Effective tax rate for the year	33.8%	40.6%	44.2%

      Income before income taxes was attributable to the following sources:

	(Dollar in thousands)

	2003	2002	2001

United States	$16,917	$34,231	$23,799
Foreign	7,730	6,130	3,441

Totals	$24,647	$40,361	$27,240

      Income taxes consisted of the following:

	2003		2002		2001

	Current	Deferred	Current	Deferred	Current	Deferred

(Dollars in thousands)
Federal	$2,904	$2,694	$7,269	$3,921	$6,518	$2,140
Foreign	163	1,376	2,471	123	2,248	(455)
State and local	839	345	2,135	482	1,651	(53)

	$3,906	$4,415	$11,875	$4,526	$10,417	$1,632

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

      Significant components of the Company’s deferred taxes as of December 31, 2003 and 2002 are as follows:

	2003	2002

(Dollars in thousands)
Deferred income tax liabilities
Property, plant and equipment	$22,483	$20,101
Tax deductible goodwill	3,911	2,206
Employee benefit trust	602	556
Other	2,473	1,641

	29,469	24,504
Deferred income tax assets
Compensation	3,683	3,282
Inventory valuation	1,150	1,108
Allowance for uncollectible accounts	817	858
Non-deductible accruals	1,895	2,055

	7,545	7,303

Net deferred income tax liability	$21,924	$17,201

      In addition, the Company has reserved the deferred tax benefit of certain tax loss carryforwards in foreign countries that if realized would reduce future income tax expense by approximately $6,504,000 at December 31, 2003 and $5,977,000 at December 31, 2002. Of these carryforwards at December 31, 2003, $2,451,000 expires in various years from 2004 through 2008, and $4,053,000 has no expiration date. The Company also has U.S. foreign tax credit carryforwards of approximately $800,000 expiring in 2004.

Industry Segments

      The Company’s business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, these business units have been aggregated into two reportable segments; distribution of aftermarket repair products and services and manufacturing of polymer products. The aggregation of business units is based on management by the chief operating decision-maker for the segment as well as similarities of production processes, distribution methods and economic characteristics (e.g. average gross margin and the impact of economic conditions on long-term financial performance).

      The Company’s distribution segment is engaged in the distribution of equipment, tools and supplies used for tire servicing and automotive underbody repair. The distribution segment operates domestically through 40 branches located in major cities throughout the United States and in foreign countries through export sales and businesses in which the Company holds an equity interest.

      The Company’s manufacturing segment designs, manufactures and markets a variety of polymer based plastic and rubber products. These products are manufactured primarily through the molding process in facilities throughout the United States and in Europe. Sales to external customers for manufactured plastic products were $453.0 million, $406.7 million and $411.1 million for fiscal years 2003, 2002 and 2001, respectively. Outside sales of manufactured rubber products were $49.8 million, $47.3 million and $46.0 million for fiscal years 2003, 2002 and 2001.

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

      Total sales from foreign business units and export were approximately $210.3 million, $182.5 million and $182.0 million for the years 2003, 2002 and 2001, respectively. There are no individual foreign countries for which sales are material. Long-lived assets in foreign countries consisting primarily of property, plant and equipment and goodwill were approximately $156.8 million at December 31, 2003 and $133.9 million at December 31, 2002. No single customer accounts for 10 percent or more of total company net sales or the net sales of either business segment.

	2003	2002	2001

	(Dollars in thousands)
Net Sales
Distribution of aftermarket repair products and services	$158,317	$154,028	$150,932
Manufacturing of polymer products	517,311	468,633	470,387
Intra-segment elimination	(14,537)	(14,670)	(13,369)

	$661,091	$607,991	$607,950

Income Before Income Taxes
Distribution of aftermarket repair products and services	$12,537	$16,970	$14,733
Manufacturing of polymer products	33,831	45,091	40,597
Corporate	(11,647)	(9,890)	(9,391)
Interest expense-net	(10,074)	(11,810)	(18,699)

	$24,647	$40,361	$27,240

Identifiable Assets
Distribution of aftermarket repair products and services	$44,077	$50,934	$48,993
Manufacturing of polymer products	576,261	545,970	528,775
Corporate	1,644	6,008	4,558
Intra-segment elimination	(355)	(430)	(160)

	$621,627	$602,482	$582,166

Capital Additions, Net
Distribution of aftermarket repair products and services	$46	$52	$29
Manufacturing of polymer products	19,025	27,895	24,950
Corporate	939	442	206

	$20,010	$28,389	$25,185

Depreciation
Distribution of aftermarket repair products and services	$383	$433	$483
Manufacturing of polymer products	33,684	33,390	32,172
Corporate	711	727	706

	$34,778	$34,550	$33,361

MYERS INDUSTRIES, INC.

Amended and Restated

Employee Stock Purchase Plan

Contents

Report of Independent Public Accountants for the Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan

Financial Statements for the Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan:

(1)	Statements of Assets Available for Plan Benefits as of December 31, 2003 and 2002; and

(2)	Statements of Changes in Assets Available for Plan Benefits for the Years Ended December 31, 2003, 2002 and 2001.

Notes to Financial Statements for the Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan

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

ARTHUR ANDERSEN LLP

/s/ Arthur Andersen LLP

Cleveland, Ohio,

February 15, 2002

REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

Myers Industries, Inc.
Employee Stock Purchase Plan Administrator:

      We have audited the accompanying statement of assets available for plan benefits of the Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan as of December 31, 2003 and 2002, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for plan benefits of the Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan as of December 31, 2003 and 2002, and the changes in its assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Akron, Ohio,

March 15, 2004

MYERS INDUSTRIES, INC.

Amended and Restated
Employee Stock Purchase Plan

Statements of Assets Available for Plan Benefits

December 31, 2003 and 2002

	2003	2002

Receivable from Trustee (Myers Industries, Inc.)	$109,202	$113,348

Statements of Changes in Assets Available for Plan Benefits

For the Years Ended December 31, 2003 and 2002

	2003	2002

Contributions:
Assets Available for Plan Benefits at beginning of year	$113,348	$105,837
Participants’ contributions during the year	470,722	456,979

Assets Available for Stock Purchases	584,070	562,816
Less:
Assets Used for Stock Purchases	(474,868)	(449,468)

Assets Available for Plan Benefits at End of Year	$109,202	$113,348

See the accompanying notes to financial statements.

MYERS INDUSTRIES, INC.

Amended and Restated
Employee Stock Purchase Plan

Notes to Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

1.     Description of Plan

      The following description of the Myers Industries, Inc. Amended and Restated Employee (“Company”) Stock Purchase Plan (“Stock Plan”) provides only general information. Participants should refer to the Plan Agreement and Prospectus for the Stock Plan for a more complete description of the Plan’s provisions.

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

      (h) Withdrawal. A participant in the Stock Plan may terminate their interest in a given offering in whole, but not in part, by giving written notice to the Company of their election to withdraw at any time prior to the end of the applicable offering period. Such withdrawal automatically terminates the participant’s

MYERS INDUSTRIES, INC.
Amended and Restated

Employee Stock Purchase Plan

Notes to Financial Statements — (Continued)

interest in that offering, but does not have any effect upon such participant’s eligibility to participate in subsequent offerings under the Stock Plan.

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

ITEM 9.(A)	Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

      For information about the directors of the Registrant, see “Election of Directors” on pages 3 through 8 of Registrant’s Proxy Statement dated March 15, 2004 (“Proxy Statement”), which is incorporated herein by reference.

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

      See “Principal Shareholders” and “Election of Directors” on page 22, and pages 3 through 8, respectively, of the Proxy Statement, which are incorporated herein by reference.

(C)
Number of Securities
	(A)		Remaining Available for
	Number of Securities to	(B)	Future Issuance Under
	Be Issued Upon	Weighted-average	Equity Compensation
	Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants or Rights	Warrants or Rights	in Column (A))

Equity Compensation Plans Approved by Security Holders(1)	800,725	$9.60	1,623,885
Equity Compensation Plans Not Approved by Security Holders	–0–	–0–	–0–

Total	800,725	$9.60	1,623,885

(1)	This information is as January 30, 2004 and includes the 1992, 1997 and 1999 Stock Plans, and the Employee Stock Purchase Plan.

ITEM 13.	Certain Relationships and Related Transactions

      None.

PART IV

ITEM 14.	Principal Accountant Fees and Services

      Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2003 and 2002 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth on page 15 of the Proxy Statement dated March 15, 2004, which is incorporated herein by reference.

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following consolidated financial statements of the Registrant appear in Part II of this Report:

      15. (A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

Report of Independent Public Accountants

Statements of Consolidated Financial Position As Of December 31, 2003 and 2002

Statements of Consolidated Income For The Years Ended December 31, 2003, 2002 and 2001

Statements of Consolidated Shareholders’ Equity and Comprehensive Income For The Years Ended December 31, 2003, 2002 and 2001

Statements of Consolidated Cash Flows For The Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements For The Years Ended December 31, 2003, 2002 and 2001

Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

Statements of Assets Available for Plan Benefits As Of December 31, 2003 and 2002

Statements of Changes in Assets Available for Plan Benefits For The Years Ended December 31, 2003 and 2002

      15. (A)(2) Financial Statement Schedules

All schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

      15. (A)(3) Management Contracts or Compensatory Plans or Arrangements

See those documents listed under ITEM 15 (c) which are marked as such.

      15. (B) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of 2003.

      15. (C) Exhibits

3	(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit (3)(a) to Form 10-Q filed with the Commission on May 17, 1999.
3	(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10	(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10	(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10	(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
10	(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 30, 2001.
10	(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10	(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 6, 2003.*
10	(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10	(h)	Employment Letter between Myers Industries, Inc. and John C. Orr dated February 14, 2003. Reference is made to Exhibit 10(h) to Form 10-Q filed with the Commission on May 6, 2003.*
10	(i)	Change of Control Agreement between Myers Industries, Inc. and John C. Orr dated February 14, 2003. Reference is made to Exhibit 10(i) to Form 10-Q filed with the Commission on May 6, 2003.*
10	(j)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10	(k)	Supplemental Compensation Agreement for Milton I. Wiskind dated April 25, 1996. Reference is made to Exhibit (10)(h) to Form 10-K filed with the Commission on March 26, 2003.*
10	(l)	Employment Contract between Myers Europe, SA (fka Myers AE, SA) and Jean-Paul Lesage dated February 1, 1999. Reference is made to Exhibit (10)(i) to Form 10-K filed with the Commission on March 26, 2003.*

10	(m)	Description of the terms of employment between Myers Industries, Inc. and Kevin C. O’Neil dated June 10, 2003. Reference is made to Exhibit (10)(j) to Form 10-K filed with the Commission on March 26, 2003.*
10	(n)	Amended and Restated Loan Agreement between Myers Industries, Inc. and Banc One, NA, Agent dated as of February 27, 2004.
10	(o)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013.
21		Subsidiaries of Registrant.
23	(a)	Consent of Ernst & Young, LLP, Independent Auditors
23	(b)	Statement regarding consent of Arthur Andersen, LLP
23	(c)	Consent of Ernst & Young, LLP, Independent Auditors — Myers Industries, Inc. Employee Stock Purchase Plan.
31.1		Certification of Stephen E. Myers, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Gregory J. Stodnick, Vice President-Finance (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of Stephen E. Myers, President and Chief Executive Officer, and Gregory J. Stodnick, Vice President — Finance (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

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

Signature	Title	Date

/s/ GREGORY J. STODNICK Gregory J. Stodnick	Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ KEITH A. BROWN Keith A. Brown	Director	March 15, 2004

/s/ KARL S. HAY Karl S. Hay	Director	March 15, 2004

/s/ RICHARD P. JOHNSTON Richard P. Johnston	Director	March 15, 2004

Michael W. Kane	Director	March , 2004

/s/ EDWARD W. KISSEL Edward W. Kissel	Director	March 15, 2004

/s/ STEPHEN E. MYERS Stephen E. Myers	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ RICHARD L. OSBORNE Richard L. Osborne	Director	March 15, 2004

/s/ JON H. OUTCALT Jon H. Outcalt	Director	March 15, 2004

/s/ MILTON I. WISKIND Milton I. Wiskind	Vice Chairman, Secretary and Director	March 15, 2004