Form 10-Q
period 2004-03-31
MYERS INDUSTRIES INC
filed 2004-05-06
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2004.
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from__________ to__________.

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

    As of March 31, 2004, the number of shares outstanding of the issuer's Common Stock was 30,215,981.

Part I - Financial Information

   Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of March 31, 2004 and December 31, 2003
	March 31,	December 31,
Assets	2004	2003

Current Assets
Cash	$9,442,414	$5,666,997
Accounts receivable-less allowances of $4,956,000 and $4,245,000, respectively	134,011,055	114,038,680

Inventories
Finished and in-process products	63,739,498	61,240,225
Raw materials and supplies	23,444,614	22,613,029

	87,184,112	83,853,254
Prepaid expenses	6,919,069	4,374,210

Total Current Assets	237,556,650	207,933,141

Other Assets
Goodwill	261,028,916	224,298,302
Patents and other intangible assets	2,068,762	2,321,584
Other	5,219,380	3,229,351

	268,317,058	229,849,237
Property, Plant and Equipment, at Cost
Land	8,710,288	8,461,003
Buildings and leasehold improvements	86,873,667	80,588,395
Machinery and equipment	370,922,357	352,995,191

	466,506,312	442,044,589
Less allowances for depreciation and amortization	271,998,527	258,200,161

	194,507,785	183,844,428

	$700,381,493	$621,626,806

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of March 31, 2004 and December 31, 2003

	March 31,	December 31,
Liabilities and Shareholders' Equity	2004	2003

Current Liabilities
Accounts payable	$50,188,215	$39,731,250
Accrued expenses
Employee compensation	29,605,792	30,975,836
Taxes, other than income taxes	3,328,980	2,874,171
Accrued interest	2,218,903	608,575
Other	19,511,710	15,533,529
Current portion of long-term debt	3,513,163	4,452,137

Total Current Liabilities	108,366,763	94,175,498

Long-term Debt, less current portion	268,704,850	211,002,691
Deferred Income Taxes	24,828,162	21,924,269

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,215,981 and 30,183,256 shares, respectively)	18,388,383	18,369,240
Additional paid-in capital	217,253,092	217,019,810
Accumulated other comprehensive income	7,294,323	10,934,860
Retained income	55,545,920	48,200,438

	298,481,718	294,524,348

	$700,381,493	$621,626,806

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Income
For the Three Months Ended March 31, 2004 and 2003
	March 31,	March 31,
	2004	2003

Net Sales	$185,518,527	$163,220,254

Costs of Sales	124,460,575	109,376,984

Gross Profit	61,057,952	53,843,270
Operating Expenses	43,906,135	39,937,720

Operating Income	17,151,817	13,905,550
Interest Expense	3,143,646	2,502,713

Income Before Income Taxes	14,008,171	11,402,837

Income Taxes	5,152,000	4,211,000

Net Income	$8,856,171	$7,191,837

Net income per Common Share	$0.29	$0.24

Dividends per Common Share	$0.05	$0.05

Weighted average number of
Common Shares outstanding	30,205,201	30,083,688

Part I - Financial Information

Myers Industries, Inc.
Statement of Consolidated Cash Flows
For the Three Months Ended March 31, 2004 and 2003

	March 31,	March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,856,171	$7,191,837
Items not affecting use of cash
Depreciation	9,095,825	8,931,239
Amortization of other intangible assets	723,603	280,543
Deferred taxes	1,521,775	985,017
Cash flow provided by (used for) working capital
Accounts receivable	(11,266,025)	(11,223,716)
Inventories	(189,899)	2,001,623
Prepaid expenses	(1,527,873)	1,369,067
Accounts payable and accrued expenses	6,841,126	(5,799,104)

Net cash provided by operating activities	14,054,703	3,736,506

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(33,814,682)	0
Additions to property, plant and equipment, net	(5,374,979)	(5,728,439)
Other	700,045	(158,196)

Net cash used for investing activities	(38,489,616)	(5,886,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt repayment	0	(4,000,000)
Net borrowing (repayment) of credit facility	31,005,440	12,200,117
Deferred financing costs	(1,536,846)	0
Cash dividends paid	(1,510,689)	(1,504,356)
Proceeds from issuance of common stock	252,425	162,032

Net cash provided by (used for) financing activities	28,210,330	6,857,793

INCREASE IN CASH	3,775,417	4,707,664

CASH AT JANUARY 1	5,666,997	1,702,334

CASH AT MARCH 31	$9,442,414	$6,409,998

Part I - Financial Information

Myers Industries, Inc.
Statement of Shareholders' Equity
For the Three Months Ended March 31, 2004

	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income

December 31, 2003		$18,369,240	$217,019,810	$10,934,860	$48,200,438

Net income	$8,856,171				8,856,171

Foreign currency translation adjustment	(3,640,537)			(3,640,537)

Comprehensive income	$5,215,634

Common Stock issued		19,143	233,282

Dividends					(1,510,689)

March 31, 2004		$18,388,383	$217,253,092	$7,294,323	$55,545,920

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

        In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of
March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

(2)     Acquisition

         On March 10, 2004, the Company acquired all of the shares of ATP Automotive, Inc. (ATP), a subsidiary of Applied Tech LLC. ATP and its operating subsidiaries Michigan Rubber Products (MRP) and WEK Industries (WEK) is a manufacturer of molded rubber and plastic products for the automotive industry with manufacturing facilities in Michigan (MRP) and Ohio (WEK). The acquired businesses had 2003 annual sales of approximately $60 million. The total purchase price was approximately $60 million, which includes the assumption of ATP debt outstanding as of the acquisition date. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when appraisals, other studies and additional information become available. The results of ATP's operations are included in the Company's consolidated results of operations from the date of acquisition, and are reported within the Company's manufacturing segment.

         The following unaudited proforma information presents a summary of consolidated results of operations for the Company and ATP as if the acquisition had occurred January 1, 2003.

	Three Months Ended
	March 31,
(In thousands,except per share)	2004	2003

Sales	$197,810	$178,225
Net Income Net Income Per Share	9,259 ..31	7,937 ..26

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

         These unaudited proforma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have resulted had the acquisition taken place on January 1, 2003, or of future results.

(3)     Net Income Per Share

        Net income per share, as shown on the Condensed Statement of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period, and for all periods shown basic and diluted earnings per share are identical.

(4)     Supplemental Disclosure of Cash Flow Information

        The Company made cash payments for interest expense of $1,534,000 and $2,559,000 for the three months ended March 31, 2004 and 2003, respectively. Cash payments for income taxes totaled $747,000 and $1,030,000 for the three months ended March 31, 2004 and 2003.

(5)     Long-Term Debit and Credit Agreements

        On February 27, 2004, the Company entered into a new unsecured revolving credit facility (the Credit Facility) which enables the Company to borrow up to $225 million, including up to $50 million available for multi-currency loans in freely traded foreign currencies. Borrowing under the new Credit Facility were used to refinance the Company's existing Multi-Currency Loan Agreement, fund the acquisition of ATP Automotive, Inc. and for general corporate purposes. Interest is based on the Prime rate or Euro dollar rate (for U.S. or Canadian dollar loans) or Eurocurrency Rate (for other multi-currency loans) plus an applicable margin that varies depending of the company's ratio of total debt to earnings before interest, taxes, and depreciation and amortization. Related financing costs will be amortized over the term o f the new Credit Facility which expires in February 2009.

(6)     Retirement Plans

        For the Company's two defined benefit pension plans, the net periodic benefit cost for the three months ended March 31, 2004 and 2003 was as follows:
	2004	2003

Service cost	$60,078	$49,576
Interest cost	83,443	79,823
Expected return on assets	(86,398)	(59,971)
Amortization of prior service cost	10,694	10,694
Amortization of a net loss	16,884	19,187
Amortization of transition obligation	-0-	(736)

Net periodic pension cost	$84,701	$98,573

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

        The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute approximately $996,000 to its defined benefit plans in 2004. As of March 31, 2004, no contributions have been made, however, the Company still anticipates contributing approximately $996,000 to fund its defined benefit pension plans in 2004.

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

        Sales to external customers for manufactured plastic products, including WEK Industries, were $130.9 million for the three months ended March 31, 2004, while sales to external customers of rubber products, including Michigan Rubber Products, were $17.1 million. In the prior year, sales of plastic products to external customers were $119.5 million for the three months ended March 31, 2003 while sales to external customers of rubber products were $11.8 million for the quarter.

        Operating income for each segment is based on net sales less cost of products sold and the related selling, administrative and general expenses. In computing segment operating income, general corporate overhead expenses and interest expenses are not included.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

	Three Months Ended
	March 31,
(In thousands)	2004	2003

Net Sales
Distribution of aftermarket repair products and services	$37,553	$31,951
Manufacturing of polymer products	151,473	134,309
Intra-segment elimination	(3,507)	(3,040)

	$185,519	$163,220

Income Before Income Taxes
Distribution of aftermarket repair products and services	$3,060	$2,335
Manufacturing of polymer products	17,632	15,090
Corporate	(3,540)	(3,519)
Interest expense -- net	(3,144)	(2,503)

	$14,008	$11,403

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

        For the quarter ended March 31, 2004, the Company had sales of $185.5 million, an increase of 14 percent from the prior year and net income of $8.9 million, an increase of 23 percent from $7.2 million reported in the first quarter of 2003. Net income per share was $.29, an increase of 21 percent compared with $.24 in the prior year period. On March 10, 2004, the Company acquired ATP Automotive, Inc.(ATP) a manufacturer of molded rubber and plastic products through its subsidiaries Michigan Rubber Products (MRP) and WEK Industries (WEK). On a proforma basis, including the results of the acquired businesses for the full quarter, net sales for the quarter ended March 31, 2004 would have been $197.8 million with net income of $9.3 million or $.31 per share compared with net sales of $178.2 million for the first quarter of 2003 with net income of $7.9 million or $.26 per share.

        The net sales of $185.5 million for the quarter ended March 31, 2004 were the highest of any quarter in the Company's history and reflected stronger demand in both the distribution and manufacturing segments. In addition, favorable foreign currency translation increased sales by $6.7 million or 4 percent and contributions from the acquisition of MRP and WEK increased sales by $4.4 million or 3 percent. Without the impact of the favorable foreign currency translation and acquired businesses, net sales would have increased $11.2 million or 7 percent. Sales in the distribution segment increased 18 percent to $37.6

Myers Industries, Inc.
Part I - Financial Information

million reflecting higher unit volumes from increased sales to the auto dealer market and strong demand from tire dealers for both equipment and supplies. In the manufacturing segment, sales increased 13 percent to $151.5 million; however, without the impact of foreign currency translation or acquired businesses, sales increased only 5 percent. The increase in manufacturing segment sales was primarily the result of higher volume as the Company experienced positive growth in nearly all of its major markets.

        Cost of sales increased $15.1 million or 14 percent reflecting the higher sales volume as well as increased costs for raw materials compared with the prior year. Gross profit, expressed as a percent of sales, was virtually unchanged at 32.9 percent compared to 33.0 percent in the prior year. In the distribution segment, relatively stable selling prices and costs resulted in consistent gross profit margins between years. In the manufacturing segment, margins were also consistent as slightly higher selling prices and improved capacity utilization offset an increase in plastic resin raw material costs.

        Total operating expenses for the quarter ended March 31, 2004 increased $4.0 million or 10 percent compared to the prior year period. Approximately, $2.4 million or 60 percent of this increase was due to the impact of foreign currency translation. In addition, the Company experienced increased freight and selling expenses related to the higher sales volumes experienced in the current year. Expressed as a percent of sales, operating expenses were reduced to 23.7 percent for the quarter ended March 31, 2004 compared with 24.5 percent in the prior year

        Net interest expense increased $.6 million or 26 percent compared with the prior year period. The increase was primarily the result of higher interest rates, particularly for the $100 million of senior notes at 6.08 percent and 6.81 percent issued in December 2003. In addition, the Company increased borrowing by approximately $60 million in March 2004 in connection with the ATP acquisition.

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

        Income taxes as a percent of income before taxes was virtually unchanged at 36.8 percent for the quarter ended March 31, 2004 compared with 36.9 percent in the prior year.

Liquidity and Capital Resources

        Cash provided by operating activities was $14.1 million for the quarter ended March 31, 2004 compared with $3.7 million for the same period in the prior year. During the quarter, debt increased $56.8 million as a result of the acquisition of ATP. Debt as a percentage of total capitalization increased to 47 percent at March 31, 2004 compared with 42 percent at December 31, 2003. At
March 31, 2004, the Company had working capital of $129.2 million and a current ratio of 2.2.

        On February 27, 2004, the Company entered into a new five year, $225 million unsecured revolving credit facility. Borrowings under the new credit facility were used to refinance the Company's then outstanding bank debt of $98.9 million and fund the acquisition of ATP for approximately $60 million. At March 31, 2004 the Company had approximately $63 million available under the new credit facility.

Part I - Financial Information
Myers Industries, Inc.

        Capital expenditures for the quarter were $5.4 million and are expected to be in the range of $20 to $25 million for the full year. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

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

Item 4.     Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

Part II - Other Information
Myers Industries Inc.

Item 1	Legal Proceedings
Reference is made to Item 3 of the Form 10-K for the period ended December 31, 2003

Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits

(b) Reports on Form 8-K
(1) Form 8-K filed with the Commission on January 24, 2004, whereby the registrant issued a press release announcing the date of the fourth quarter and fiscal 2003 earnings release.
(2) Form 8-K filed with the Commission on February 12, 2004, whereby the registrant issued a press release announcing earnings results for the year ended December 31, 2003.

    (3)    Form 8-K filed with the Commission on February 17, 2004, whereby the registrant issued a press release announcing that it had signed an agreement to acquire Michigan Rubber Products and WEK Industries.

    (4)    Form 8-K filed with the Commission on February 27, 2004, whereby the registrant issued a press release announcing that it had closed on a five-year $225 million senior unsecured revolving credit facility.

    (5)    Form 8-K filed with the Commission on March 11, 2004, whereby the registrant issued a press release announcing that it had closed on the acquisition of ATP Automotive, Inc., comprised of Michigan Rubber Products, Inc. and WEK Industries, Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

May 6, 2004	By:	/s/ Gregory J. Stodnick
Date		Gregory J. Stodnick Vice President-Finance Financial Officer (Duly Authorized Officer and Principal Financial And Accounting Officer)

Exhibit Index
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit (3)(a) to Form 10-Q filed with the Commission on May 17, 1999.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 30, 2001.
10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 6, 2003.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Employment Letter between Myers Industries, Inc. and John C. Orr dated February 14, 2003. Reference is made to Exhibit 10(h) to Form 10-Q filed with the Commission on May 6, 2003.*
10(i)	Change of Control Agreement between Myers Industries, Inc. and John C. Orr dated February 14, 2003. Reference is made to Exhibit 10(i) to Form 10-Q filed with the Commission on May 6, 2003.*
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

Amended and Restated Loan Agreement between Myers Industries, Inc. and Banc One, NA, Agent dated as of February 27, 2004. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 15, 2004

10(o)

Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

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

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
Date: May 6, 2004	/s/ Stephen E. Myers

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

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
Date: May 6, 2004	/s/ Gregory J Stodnick

Gregory J Stodnick, Chief Financial Officer

Exhibit 32

CERTIFICATIONS
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Stephen E. Myers, Chief Executive Officer of
the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            March 31, 2004 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen E. Myers

Stephen E. Myers, Chief Executive Officer
Dated: May 6, 2004

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Gregory J. Stodnick, Vice President-Finance
(Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            March 31, 2004 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregory J. Stodnick

Gregory J. Stodnick, Vice President-Finance
Dated: May 6, 2004