Form 10-Q
period 2004-06-30
MYERS INDUSTRIES INC
filed 2004-08-06
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
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

    As of June 30, 2004, the number of shares outstanding of the issuer's Common Stock was 30,304,826.

Part I - Financial Information

Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of June 30, 2004 and December 31, 2003
	June 30,	December 31,
Assets	2004	2003

Current Assets
Cash	$15,163,707	$5,666,997
Accounts receivable-less allowances of $5,253,000 and $4,245,000, respectively	130,144,933	114,038,680

Inventories
Finished and in-process products	65,055,300	61,240,225
Raw materials and supplies	25,277,115	22,613,029

	90,332,415	83,853,254
Prepaid expenses	5,216,618	4,374,210

Total Current Assets	240,857,673	207,933,141

Other Assets
Goodwill	261,218,532	224,298,302
Patents and other intangible assets	1,884,160	2,321,584
Other	4,879,717	3,229,351

	267,982,409	229,849,237
Property, Plant and Equipment, at Cost
Land	8,551,474	8,461,003
Buildings and leasehold improvements	85,736,822	80,588,395
Machinery and equipment	368,867,091	352,995,191

	463,155,387	442,044,589
Less allowances for depreciation and amortization	272,996,728	258,200,161

	190,158,659	183,844,428

	$698,998,741	$621,626,806

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of June 30, 2004 and December 31, 2003
	June 30,	December 31,
Liabilities and Shareholders' Equity	2004	2003

Current Liabilities
Accounts payable	$54,000,997	$39,731,250
Accrued expenses
Employee compensation	29,767,129	30,975,836
Taxes, other than income taxes	3,825,056	2,874,171
Accrued interest	660,329	608,575
Other	14,197,143	15,533,529
Current portion of long-term debt	2,709,454	4,452,137

Total Current Liabilities	105,160,108	94,175,498

Long-term Debt, less current portion	266,607,183	211,002,691
Deferred Income Taxes	25,354,614	21,924,269

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,304,826 and 30,183,256 shares, respectively)	18,443,399	18,369,240
Additional paid-in capital	217,973,808	217,019,810
Accumulated other comprehensive income	5,325,473	10,934,860
Retained income	60,134,156	48,200,438

	301,876,836	294,524,348

	$698,998,741	$621,626,806

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net sales	$196,754,858	$168,964,147	$382,273,385	$332,184,401
Cost and expenses
Cost of sales	138,158,853	119,240,566	262,619,428	228,617,550
Operating expenses	45,844,514	41,930,011	89,750,649	81,867,732
Interest expense, net	3,032,366	2,661,312	6,176,012	5,164,024

Total costs & expenses	187,035,733	163,831,889	358,546,089	315,649,306

Income before income taxes	9,719,125	5,132,258	23,727,296	16,535,095

Income taxes	3,616,000	1,856,000	8,768,000	6,067,000

Net income	$6,103,125	$3,276,258	$14,959,296	$10,468,095

Net income per Common Share	$.20	$.11	$.49	$.35

Dividends per Common Share	$.05	$.05	$.10	$.10

Weighted average number of Common Shares outstanding	30,266,300	30,104,277	30,238,574	30,094,844

Part I - Financial Information

Myers Industries, Inc.
Statement of Consolidated Cash Flows
For the Six Months Ended June 30, 2004 and 2003
	June 30,	June 30,
	2004	2003

Cash Flows From Operating Activities
Net income	$14,959,296	$10,468,095
Items not affecting use of cash
Depreciation	18,312,955	18,143,323
Amortization of other intangible assets	1,114,431	608,125
Deferred taxes	2,077,035	1,561,904
Cash flow provided by (used for) working capital
Accounts receivable	(7,652,242)	(1,588,140)
Inventories	(3,578,207)	3,772,008
Prepaid expenses	147,135	(676,188)
Accounts payable and accrued expenses	4,881,013	(15,713,473)

Net cash provided by operating activities	30,261,416	16,575,654

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	(34,918,395)	0
Additions to property, plant and equipment, net	(10,813,378)	(8,501,127)
Other	278,867	(585,208)

Net cash used for investing activities	(45,452,906)	(9,086,335)

Cash Flows From Financing Activities
Long-term debt repayment	0	(8,000,000)
Net borrowing (repayment) of credit facility	28,224,857	6,302,241
Deferred financing costs	(1,539,235)	0
Cash dividends paid	(3,025,578)	(3,009,859)
Proceeds from issuance of common stock	1,028,156	352,882

Net cash provided by (used for) financing activities	24,688,200	(4,354,736)

Increase in Cash	9,496,710	3,134,583

Cash at January 1	5,666,997	1,702,334

Cash at June 30	$15,163,707	$4,836,917

Part I - Financial Information

Myers Industries, Inc.
Statement of Shareholders' Equity
For the Six Months Ended June 30, 2004
	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income

December 31, 2003		$18,369,240	$217,019,810	$10,934,860	$48,200,438

Net income	$14,959,296				14,959,296

Foreign currency translation adjustment	(5,609,387)			(5,609,387)

Comprehensive income	$20,568,683

Common Stock issued		74,159	953,998

Dividends					(3,025,578)

June 30, 2004		$18,443,399	$217,973,808	$5,325,473	$60,134,156

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(1)     Statement of Accounting Policy

     The accompanying financial statements include the accounts of Myers Industries, Inc. and subsidiaries (Company), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2004.

(2)     Subsequent Event

     On July 7, 2004, the Company acquired the operations and assets of Productivity California, Inc. (ProCal), a leading manufacturer of plastic nursery containers and specialty printed containers for professional growers. Based in South Gate, California, ProCal had net sales of approximately $28 million in 2003. The total acquisition cost was approximately $16.5 million including approximately $3.3 million in cash and 942,857 shares of the Company's stock. In addition, for a one-year period ending July 7, 2005, the Company agreed to issue additional shares of common stock in the event that shares issued in connection with the ProCal acquisition are sold at a price below the $14.00 per share value at issuance. In connection with the acquisition the Company also assumed approximately $10 million of ProCal debt. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when appraisals and additional information become available. The results of ProCal will be included in the consolidated results of operations of the Company from the date of acquisition.

     On July 15, 2004, the Company announced that it was reporting to the U.S. Department of Justice and the Securities and Exchange Commission (SEC) certain international business practices that are believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by a foreign subsidiary to prohibited customers in certain international jurisdictions. These business practices have been discontinued and an investigation, which is not yet completed, is being conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. If the government determines that these incidents were unlawful, the government could take action against the Company and/or some of its employees. The Company will seek to settle any enforcement issues arising from these matters, however, at this time the Company cannot reasonably estimate its potential liability and, therefore, has not recorded any provision for any resulting settlement or potential fines and penalties as of June 30, 2004. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question had no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(3)     Acquisition

     On March 10, 2004, the Company acquired all of the shares of ATP Automotive, Inc. (ATP), a subsidiary of Applied Tech LLC. ATP and its operating subsidiaries Michigan Rubber Products (MRP) and WEK Industries (WEK) are a manufacturer of molded rubber and plastic products for the automotive industry with manufacturing facilities in Michigan (MRP) and Ohio (WEK). The acquired businesses had 2003 annual sales of approximately $60 million. The total purchase price was approximately $61 million, which includes the assumption of ATP debt outstanding as of the acquisition date. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when appraisals, other studies and additional information become available. The assets acquired and liabilities assumed were recorded at estimated fair market values. The preliminary allocation of the purchase price and the estimated goodwill are as follows:

(In thousands)

Assets acquired:
Accounts receivable	$9,996
Inventory	3,618
Property, plant & equipment	15,181
Other	2,712

31,507

Liabilities assumed:
Long-term debt	(26,045)
Other	(10,724)

(36,769)

Goodwill	40,027
Less cash acquired	153

Net Cash Paid	$34,918

     The results of ATP's operations are included in the Company's consolidated results of operations from the date of acquisition and are reported within the Company's manufacturing segment. The following unaudited proforma information presents a summary of consolidated results of operations for the Company and ATP as if the acquisition had occurred January 1, 2003.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share)	2004	2003	2004	2003

Net Sales
Sales	$196,755	$184,388	$394,565	$362,612
Net Income	6,103	4,701	15,362	12,682
Net Income Per Share	.20	.16	.51	.42

     These unaudited proforma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have resulted had the acquisition taken place on January 1, 2003, or future results.

(4)     Net Income Per Share

     Net income per share, as shown on the Condensed Statement of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period, and for all periods shown basic and diluted earnings per share are indentical.

(5)     Supplemental Disclosure of Cash Flow Information

     The Company made cash payments for interest expense of $4,627,000 and $2,508,000 for the three months ended June 30, 2004 and 2003, respectively. Cash payments for interest totaled $6,161,000 and $5,067,000 for the six months ended June 30, 2004 and 2003, respectively. Cash payments for income taxes totaled $7,271,000 and $4,513,000 for the three months ended June 30, 2004 and 2003, respectively. Cash payments for income taxes were $8,018,000 and $5,543,000 for the six months ended June 30, 2004 and 2003, respectively.

(6)     Long-Term Debt and Credit Agreements

     On February 27, 2004, the Company entered into a new unsecured revolving credit facility (the Credit Facility) which enables the Company to borrow up to $225 million, including up to $50 million available for multi-currency loans in freely traded foreign currencies. Borrowings under the new Credit Facility were used to refinance the Company's existing Multi-Currency Loan Agreement, fund the acquisition of ATP Automotive, Inc. and for general corporate purposes. Interest is based on the Prime rate or Euro dollar rate (for U.S. or Canadian dollar loans) or Eurocurrency Rate (for other multi-currency loans) plus an applicable margin that varies depending on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization. Related financing costs will be amortized over the term of the new Credit Facility which expires in February 2009.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(7)     Retirement Plans

     For the Company's two defined benefit plans, the net periodic benefit cost for the six months ended
June 30, 2004 and 2003 were as follows:
(In thousands)	2004	2003

Service cost	$120,156	$99,153
Interest cost	166,886	159,646
Expected return on assets	(172,796)	(119,943)
Amortization of prior service cost	21,388	21,388
Amortization of a net loss	33,768	38,374
Amortization of transition obligation	-0-	(1,473)

Net periodic pension cost	$169,402	$197,145

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute approximately $996,000 to its defined benefit plans in 2004. As of June 30, 2004, approximately $455,000 in contributions have been made, however, the Company still anticipates contributing approximately $996,000 to fund its defined benefit pension plans in 2004.

(8)     Segment Information

     The Company's business units have separate management teams and offers different products and services. Using the criteria of FASB No. 131, these business units have been aggregated into two reportable segments; Distribution of after-market repair products and services and Manufacturing of polymer products. The aggregation of business units is based on management by the chief operating decision maker for the segment as well as similarities of production processes, distribution methods and economic characteristics (e.g. average of gross margin and the impact of economic conditions on long-term financial performance).

     The Company's distribution segment is engaged in the distribution of equipment, tools and supplies used for tire servicing and automotive underbody repair. The distribution segment operates domestically through 39 branches located in major cities throughout the United States and in foreign countries through export and businesses in which the Company holds an equity interest.

     The Company's manufacturing segment designs, manufactures and markets a variety of plastic and rubber products. These products are manufactured primarily through various molding processes in facilities throughout the United States and Europe.

     Sales to external customers for manufactured plastic products were $126.0 million for the quarter and $256.9 million for the six months ended June 30, 2004, while sales of rubber products were $27.2 million and $44.3 million for the quarter and year-to-date periods, respectively. In the prior year, sales of plastic products to external customers were $114.3 million for the quarter and $233.7 million for the six months ended June 30, 2003 while sales of rubber products were $13.2 million for the quarter and $25.1 million for the year-to-date periods, respectively.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(8)     Segment Information (con't)

     Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income, general corporate overhead expenses and interest expenses are not included.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003

Net Sales
Distribution of aftermarket repair products and services	$43,600	$41,405	$81,153	$73,356
Manufacturing of polymer products	156,959	131,415	308,432	265,724
Intra-segment elimination	(3,804)	(3,856)	(7,312)	(6,896)

	$196,755	$168,964	$382,273	$332,184

Income Before Income Taxes
Distribution of aftermarket repair products and services	$4,348	$3,474	$7,408	$5,809
Manufacturing of polymer products	11,826	7,359	29,458	22,450
Corporate	(3,423)	(3,040)	(6,963)	(6,560)
Interest expense -- net	(3,032)	(2,661)	(6,176)	(5,164)

	$9,719	$5,132	$23,727	$16,535

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

     Net sales for the quarter ended June 30, 2004 were $196.8 million, an increase of 16 percent from the $169.0 million reported last year as the Company had sales growth in both of its business segments. Favorable foreign currency translation, primarily related to the euro, increased second quarter sales by $3.0 million, or 2 percent compared with the prior year quarter. In addition, the acquisition of ATP Automotive, Inc., (ATP) comprised of Michigan Rubber Products (MRP) and WEK Industries (WEK), increased sales by $16.0 million or 9 percent. Excluding the impact of foreign currency translation and acquisitions, total sales increased $8.8 million or 5 percent and sales in the manufacturing segment increased $6.5 million or 5 percent. The improvement in manufacturing segment sales was primarily the result of higher volume as the Company continued to experience strong demand in most of its major markets. In the distribution segment sales increased $2.2 million or 5 percent on the strength of higher unit volumes for both supplies and equipment

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

     For the six months ended June 30, 2004, net sales were $382.3 million, an increase of $50.1 million or 15 percent over the prior year. Favorable foreign currency translation increased sales by $9.7 million or 3 percent compared to the prior year period and the acquisition of MRP and WEK added sales of $20.4 million in the current year. Without the benefit of acquired companies and foreign currency translation, sales for the six months ended June 30, 2004 increased $20 million or 6 percent as the Company experienced sales growth in both business segments. In the manufacturing segment, sales increased by $42.7 million or 16 percent; however, without the impact of foreign currency translation or acquired businesses, sales increased $12.8 million or 5 percent primarily due to higher unit volume. Sales in the distribution segment increased $7.8 million or 11 percent also reflecting higher unit sales.

     Cost of sales increased $18.9 million for the quarter and $34.0 million for the six months ended June 30, 2004 reflecting the higher sales reported for each period compared to the prior year. Gross profit, expressed as a percent of sales, was consistent between years at 29.8 percent for the quarter and 31.3 percent for the six months ended June 30,2004 compared with 29.4 percent and 31.2 percent for the prior year quarter and six months, respectively . In the distribution segment, stable selling prices and costs resulted in consistent gross profit margins between years. In the manufacturing segment, slightly higher selling prices and improved capacity utilization offset increased plastic resin raw material costsfor the trhee and six month periods ended June 30, 2004.

     Total operating expenses increased $3.9 million or 9 percent for the quarter ended June 30, 2004 compared to the prior year. Foreign currency translation accounted for approximately $1.1 million of this increase and the acquisition of MRP and WEK increased operating expenses by an additional $1.9 million. Excluding the impact of foreign currency translation and acquired companies, operating expenses increased only 2 percent due to increased selling expenses related to higher sales volume. Expressed as a percentage of sales, operating expenses were reduced to 23.3 percent from 24.8 percent reflecting operating efficiency initiatives and improved leverage of fixed expenses. For the six months ended June 30, 2004, operating expenses increased $7.9 million or 10 percent compared with the prior year period. Approximately 44 percent of this increase was due to the impact of foreign currency translation with additional increases of $2.3 million related to the acquired businesses. Excluding these items, operating expenses increased by $2.1 million or 3 percent, primarily due to higher selling costs. Expressed as a percent of sales operating expenses for the six months ended June 30, 2004 declined to 23.5 percent compared to 24.6 percent in the prior year.

     Net interest expense increased 14 percent to $3.0 million in the quarter ended June 30, 2004, compared to $2.7 million in the prior year. For the six months June 30, 2004 interest expense increased $1.0 million to $6.2 million. The higher interest expense in the current year periods was primarily the result of higher interest rates, particularly for the $100 million of senior notes at 6.08 percent and 6.81 percent issued in December 2003. In addition, the Company increased borrowing by approximately $60 million in March 2004 in connection with the ATP acquisition.

     Income taxes as a percent of income before taxes increased slightly to 37.2 percent for the quarter ended June 30, 2004 compared to 36.2 percent in the prior year. The increase was the result of the impact of foreign tax differences. For the six months ended June 30, 2004, the effective tax rate of 37.0 percent was virtually identical with the prior year

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

Liquidity and Capital Resources

     Cash provided by operating activities was $30.3 million for the six months ended June 30, 2004 compared with $16.6 million for same period in the prior year. The increased cash flow was the result of increased net income and strong working capital management. During the quarter, total debt was reduced by $2.9 million to $269.3 million, however, compared with December 31, 2003 debt has increased $53.8 million as a result of the acquisition of ATP. Debt as a percentage of total capitalization increased to 47 percent at June 30, 2004 compared with 42 percent at December 31, 2003. At June 30, 2004, the Company had working capital of $135.7 million and a current ratio of 2.3.

     On February 27, 2004, the Company entered into a new five year, $225 million unsecured revolving credit facility. Borrowings under the new credit facility were used to refinance the Company's then outstanding bank debt and fund the acquisition of ATP for approximately $61 million. At June 30, 2004, the Company had approximately $65 million available under the new credit facility.

     Capital expenditures for the six months ended June 30, 2004 were $10.8 million and are expected to be in the range of $20 million to $25 million for the full year. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

     On July 15, 2004, the Company announced that it was reporting to the U.S. Department of Justice and the Securities and Exchange Commission (SEC) certain international business practices that are believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by a foreign subsidiary to prohibited customers in certain international jurisdictions. These business practices have been discontinued and an investigation, which is not yet completed, is being conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. If the government determines that these incidents were unlawful, the government could take action against the Company and/or some of its employees. The Company will seek to settle any enforcement issues arising from these matters, however, at this time the Company cannot reasonably estimate its potential liability and, therefore, has not recorded any provision for any resulting settlement or potential fines and penalties as of June 30, 2004. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question had no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

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

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

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

Item 4.     Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

Part II - Other Information

Myers Industries, Inc.

Item 1.     Legal Proceedings

     On July 15, 2004, the Company announced that it was reporting to the U.S. Department of Justice and the Securities and Exchange Commission (SEC) certain international business practices that are believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by a foreign subsidiary to prohibited customers in certain international jurisdictions. These business practices have been discontinued and an investigation, which is not yet completed, is being conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. If the government determines that these incidents were unlawful, the government could take action against the Company and/or some of its employees. The Company will seek to settle any enforcement issues arising from these matters, however, at this time the Company cannot reasonably estimate its potential liability and, therefore, has not recorded any provision for any resulting settlement or potential fines and penalties as of June 30, 2004. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question had no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 21, 2004, and the following matters were voted on at that meeting.

1.	At the meeting, nine Directors were elected. The results of this voting are as follows:
Name of Director	Votes for	Votes Withheld

Stephen E. Myers	25,461,627	2,722,036
Milton I. Wiskind	25,426,336	2,757,327
Karl S. Hay	25,561,754	2,621,909
Richard P. Johnston	25,969,805	2,213,858
Richard Osborne	25,996,386	2,187,279
Jon H. Outcalt	25,595,724	2,587,940
Michael Kane	26,078,359	2,105,305
Edward Kissel	26,087,451	2,096,213
Keith A. Brown	25,599,723	2,583,941

Item 5.     Other Information.

Effective April 23, 2004, Kevin C. O'Neil was appointed by the Board of Directors to the positions of Vice President, General Counsel and Assistant Secretary. Previously he was the General Counsel and Assistant Secretary.

Part II - Other Information

Myers Industries, Inc.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits (see Exhibit Index page, below)

            (b) Reports on Form 8-K

                (1) Form 8-K filed with the Commission on April 23, 2004 whereby the registrant issued a press release announcing earnings results for the quarter ended March 31, 2004.

                (2) Form 8-K/A filed with the Commission on April 23, 2004, whereby the registrant issued a press release announcing earnings results for the quarter ended March 31, 2004.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

Date:	August 6, 2004	By:	/s/ Gregory J. Stodnick

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

10(o)	First Amendment to Amended and Restated Loan Agreement between Myers Industries, Inc. and Banc One, NA, Agent, dated as of June 18, 2004.
10(p)

Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

21	Myers Industries, Inc., Direct and Indirect Subsidiaries as of July 7, 2004
31.1	Certification of Stephen E. Myers, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Gregory J. Stodnick, Vice President-Finance (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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
Date: August 6, 2004	/s/ Stephen E. Myers

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
Date: August 6, 2004	/s/ Gregory J Stodnick

Gregory J Stodnick, Chief Financial Officer

Exhibit 32

CERTIFICATIONS
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Stephen E. Myers, Chief Executive Officer of
the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            June 30, 2004 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen E. Myers

Stephen E. Myers, Chief Executive Officer
Dated: August 6, 2004

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Gregory J. Stodnick, Vice President-Finance
(Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            June 30, 2004 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregory J. Stodnick

Gregory J. Stodnick, Vice President-Finance
Dated: August 6, 2004