Form 10-Q
period 2004-09-30
MYERS INDUSTRIES INC
filed 2004-11-05
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
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

    As of September 30, 2004, the number of shares outstanding of the issuer's Common Stock was 34,448,226.

Part I - Financial Information

Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of September 30, 2004 and December 31, 2003
	September 30,	December 31,
Assets	2004	2003

Current Assets
Cash	$10,920,768	$5,666,997
Accounts receivable-less allowances of $5,418,000 and $4,245,000, respectively	141,178,520	114,038,680

Inventories
Finished and in-process products	69,499,085	61,240,225
Raw materials and supplies	26,992,412	22,613,029

	96,491,497	83,853,254
Prepaid expenses	3,677,676	4,374,210

Total Current Assets	252,268,461	207,933,141

Other Assets
Goodwill	268,747,887	224,298,302
Patents and other intangible assets	1,652,186	2,321,584
Other	6,033,671	3,229,351

	276,433,744	229,849,237
Property, Plant and Equipment, at Cost
Land	8,580,621	8,461,003
Buildings and leasehold improvements	85,593,197	80,588,395
Machinery and equipment	393,712,060	352,995,191

	487,885,878	442,044,589
Less allowances for depreciation and amortization	283,393,612	258,200,161

	204,492,266	183,844,428

	$733,194,471	$621,626,806

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of September 30, 2004 and December 31, 2003
	September 30,	December 31,
Liabilities and Shareholders' Equity	2004	2003

Current Liabilities
Accounts payable	$50,179,389	$39,731,250
Accrued expenses
Employee compensation	31,857,168	30,975,836
Taxes, other than income taxes	3,207,384	2,874,171
Accrued interest	1,937,113	608,575
Other	14,626,267	15,533,529
Current portion of long-term debt	1,450,414	4,452,137

Total Current Liabilities	103,257,735	94,175,498

Long-term Debt, less current portion	282,626,625	211,002,691
Deferred Income Taxes	26,026,247	21,924,269

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 34,448,226 and 33,201,582 shares, respectively)	20,970,349	18,369,240
Additional paid-in capital	264,173,783	217,019,810
Accumulated other comprehensive income	8,771,352	10,934,860
Retained income	27,368,380	48,200,438

	321,283,864	294,524,348

	$733,194,471	$621,626,806

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Income

For The Three Months Ended	For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net sales	$199,381,132	$152,400,083	$581,654,516	$484,584,484

Cost of sales	145,285,967	108,240,101	407,905,394	336,857,651

Gross profit	54,095,165	44,159,982	173,749,122	147,726,833

Operating expenses	46,344,995	39,972,077	136,095,643	121,839,810

Operating income	7,750,170	4,187,905	37,653,479	25,887,023

Gain on sale of warehouse	1,524,598	0	1,524,598	0

Interest expense, net	3,397,660	2,385,930	9,573,672	7,549,953

Income before income taxes	5,877,108	1,801,975	29,604,405	18,337,070

Income taxes	2,057,000	295,000	10,825,000	6,362,000

Net income	$3,820,108	$1,506,975	$18,779,405	$11,975,070

Net income per Common Share*	$0.11	$0.05	$0.56	$0.36

Dividends per Common Share*	$0.05	$0.05	$0.15	$0.14

Weighted average number of Common Shares outstanding*	34,143,207	33,151,623	33,607,454	33,121,573

*Adjusted for a 10 percent stock dividend paid August 2004.

Part I - Financial Information

Myers Industries, Inc.
Statements of Consolidated Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
	September 30,	September 30,
	2004	2003

Cash Flows From Operating Activities
Net income	$18,779,405	$11,975,070
Items not affecting use of cash
Depreciation	28,172,576	27,482,195
Amortization of intangible assets	1,445,620	1,509,115
Deferred taxes	2,654,537	2,188,985
Cash flow provided by (used for) working capital
Accounts receivable	(12,656,956)	2,367,730
Inventories	(3,435,212)	5,752,430
Prepaid expenses	1,864,229	(887,405)
Accounts payable and accrued expenses	(3,616,148)	(15,130,033)

Net cash provided by operating activities	33,208,051	35,258,087

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(39,480,746)	(777,122)
Additions to property, plant and equipment, net	(15,937,864)	(13,404,316)
Other	(413,400)	(620,775)

Net cash used for investing activities	(55,832,010)	(14,802,213)

Cash Flows From Financing Activities
Long-term debt repayment	0	(12,000,000)
Net borrowing under credit facility	32,419,109	1,854,837
Deferred financing costs	(1,527,611)	(442,461)
Cash dividends paid	(4,746,388)	(4,517,229)
Proceeds from issuance of common stock	1,695,509	712,978

Net cash provided by (used for) financing activities	27,840,619	(14,391,875)

Effect of Exchange Rate Changes on Cash	37,111	1,021,966

Increase in Cash	5,253,771	7,085,965

Cash at January 1	5,666,997	1,702,334

Cash at September 30	$10,920,768	$8,788,299

Part I - Financial Information

Myers Industries, Inc.
Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2004
	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income

December 31, 2003	$18,369,240	$217,019,810	$10,934,860	$48,200,438

Net income				18,779,405

Foreign currency translation adjustment			(2,163,508)
Common Stock issued	118,850	1,576,659

Stock issued for acquisition	575,143	12,624,857

10% stock dividend	1,907,116	32,952,457		(34,865,075)

Dividends				(4,746,388)

September 30, 2004	$20,970,349	$264,173,783	$8,771,352	$27,368,380

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

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2004.

(2)     Contingencies

     On July 15, 2004, the Company announced that it was reporting to the U.S. Department of Justice and the Securities and Exchange Commission (SEC) certain international business practices that are believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers and sales made by foreign subsidiaries to prohibited customers in certain prohibited international jurisdictions. These business practices have been discontinued and an investigation, which is not yet completed, is being conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. If the government determines that these incidents were unlawful, the government could take action against the Company and/or some of its employees. The Company will seek to settle any enforcement issues arising from these matters, however, at this time the Company cannot reasonably estimate its potential liability and, therefore, has not recorded any provision for any resulting settlement or potential fines and penalties as of September 30, 2004. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question had no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results since the transactions in question had been properly recorded on the books and records of the Company.

(3)     Acquisitions

     On March 10, 2004, the Company acquired all of the shares of ATP Automotive, Inc. (ATP), a subsidiary of Applied Tech LLC. ATP and its operating subsidiaries Michigan Rubber Products (MRP) and WEK Industries (WEK) are manufacturers of molded rubber and plastic products for the automotive industry with manufacturing facilities in Michigan (MRP) and Ohio (WEK). The acquired businesses had 2003 annual sales of approximately $60 million. The total purchase price was approximately $61 million, which includes the assumption of ATP debt outstanding as of the acquisition date. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when appraisals, other studies and additional information become available.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(3)     Acquisitions (con't)

     On July 7, 2004, the Company acquired the operations and assets of Productivity California, Inc. (ProCal), a leading manufacturer of plastic nursery containers and specialty printed containers for professional growers. Based in South Gate, California, ProCal had net sales of approximately $28 million in 2003. The total acquisition cost was approximately $16.5 million including approximately $3.3 million in cash and 1,037,143 shares of the Company's stock. In addition, for a one-year period ending July 7, 2005, the Company has agreed to issue additional shares of common stock in the event that shares issued in connection with the ProCal acquisition are sold at a price below the $12.73 per share value at issuance or if the value of shares originally issued is below $12.73 on the anniversary date. As of September 30, 2004 no additional shares have been issued and only $1.6 million of the cash portion of the purchase price had been paid. In connection with the acquisition the Company also assumed approximately $10 million of ProCal debt. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when appraisals and additional information become available.

     The preliminary allocation of the purchase price and the estimated goodwill are as follows:

(In thousands)	ATP	Pro-Cal

Assets acquired:
Accounts receivable	$9,996	$3,445
Inventory	3,618	4,535
Property, plant & equipment	15,181	14,889
Other	2,712	145

	31,507	23,014
Liabilities assumed:
Long-term debt	(26,045)	(9,519)
Other	(10,724)	(4,820)

	(36,769)	(14,339)

Goodwill	40,027	4,807
Less cash acquired	153	1,549

Total consideration in cash and stock	$34,918	$15,031

     The results of ATP's and ProCal's operations are included in the Company's consolidated results of operations from the date of acquisition and are reported within the Company's manufacturing segment. The following unaudited proforma information presents a summary of consolidated results of operations for the Company including ATP and ProCal as if the acquisitions had occurred January 1, 2003.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share)	2004	2003	2004	2003

Net sales	$199,381	$171,958	$613,063	$549,830
Net income	3,820	2,602	20,611	16,415
Net income per share	.11	.08	.61	.48

     These unaudited proforma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisitions taken place on January 1, 2003, or future results.

     On September 24, 2004, the Company acquired certain assets of Premium Molding Inc. d/b/a/ Diakon Molding (Diakon), a manufacturer of plastic refuse collection containers and other blow molded products. Located in Reidsville, North Carolina, Diakon had net sales of approximately $5.2 million for the year ended June 30, 2004. The assets acquired including cash, accounts receivable, inventory, machinery and equipment and intangibles such as customer lists, license and intellectual property were purchased for $4.4 million. In addition, the Company assumed certain liabilities of Diakon including trade payables and certain accrued liabilities related to the business operations. The results of Diakon are included in the consolidated results of operations of the Company from the date of acquisition.

(4)     Net Income Per Share

     Net income per share, as shown on the Condensed Statement of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period, and for all periods shown basic and diluted earnings per share are indentical. In August 2004, the Company paid a ten percent stock dividend. All share and per share data has been adjusted to reflect the impact of the stock dividend.

(5)     Comprehensive Income

     An unaudited summary of comprehensive income for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003

Net income	$3,820	$1,507	$18,779	$11,975
Other comprehensive income: Foreign currency translation
Adjustment	3,446	1,730	(2,164)	14,522

Comprehensive income	$7,226	$3,237	$16,615	$26,497

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(6)     Supplemental Disclosure of Cash Flow Information

     The Company made cash payments for interest expense of $2,219,000 and $2,030,000 for the three months ended September 30, 2004 and 2003, respectively. Cash payments for interest totaled $8,380,000 and $7,098,000 for the nine months ended September 30, 2004 and 2003, respectively. Cash payments for income taxes totaled $3,905,000 and $675,000 for the three months ended September 30, 2004 and 2003, respectively. Cash payments for income taxes were $11,922,000 and $4,258,000 for the nine months ended September 30, 2004 and 2003, respectively.

(7)     Long-Term Debt and Credit Agreements

     On February 27, 2004, the Company entered into a new unsecured revolving credit facility (the Credit Facility) which enables the Company to borrow up to $225 million, including up to $50 million available for multi-currency loans in freely traded foreign currencies. Borrowings under the new Credit Facility were used to refinance the Company's existing Multi-Currency Loan Agreement, fund the acquisition of ATP Automotive, Inc. and for general corporate purposes. Interest is based on the Prime rate or Euro dollar rate (for U.S. or Canadian dollar loans) or Eurocurrency Rate (for other multi-currency loans) plus an applicable margin that varies depending on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization. Related financing costs are being amortized over the term of the new Credit Facility which expires in February 2009.

(8)     Retirement Plans

     For the Company's two defined benefit plans, the net periodic benefit cost for the nine months ended September 30, 2004 and 2003 were as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003

Service cost	$60,078	$49,576	$180,234	$148,729
Interest cost	83,443	79,823	250,329	239,469
Expected return on assets	(86,398)	(59,971)	(259,194)	(179,914)
Amortization of prior service cost	10,694	10,694	32,082	32,082
Amortization of a net loss	16,884	19,187	50,652	57,561
Amortization of transition obligation	0	(736)	0	(2,209)

Net periodic pension cost	$84,701	$98,573	$254,103	$295,718

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute approximately $996,000 to its defined benefit plans in 2004. As of September 30, 2004, approximately $1,004,000 in contributions have been made and the Company does not anticipate making any additional payments to fund its defined benefit pension plans in 2004.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

(9)     Segment Information

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

     Sales to external customers for manufactured plastic products were $129.9 million for the quarter and $386.8 million for the nine months ended September 30, 2004, while sales of rubber products were $24.7 million and $69.0 million for the quarter and year-to-date periods, respectively. In the prior year, sales of plastic products to external customers were $99.2 million for the quarter and $333.0 million for the nine months ended September 30, 2003 while sales of rubber products were $12.2 million for the quarter and $37.3 million for the year-to-date periods, respectively.

     Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income, general corporate overhead expenses and interest expenses are not included.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003

Net Sales
Distribution of aftermarket repair products and services	$44,737	$40,986	$125,891	$114,342
Manufacturing of polymer products	158,648	115,239	467,080	380,963
Intra-segment elimination	(4,004)	(3,825)	(11,316)	(10,721)

	$199,381	$152,400	$581,655	$484,584

Income Before Income Taxes
Distribution of aftermarket repair products and services	$4,187	$3,422	$11,595	$9,232
Manufacturing of polymer products	8,344	3,734	37,833	26,183
Corporate	(3,256)	(2,968)	(10,250)	(9,528)
Interest expense - net	(3,398)	(2,386)	(9,574)	(7,550)

	$5,877	$1,802	$29,604	$18,337

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

     Net sales for the quarter ended September 30, 2004 were a record $199.4 million, an increase of 31 percent from the $152.4 million reported for the corresponding period last year as the Company continues to experience strong sales growth in both of its business segments in the current year. The acquisitions of ATP Automotive, Inc., (ATP) comprised of Michigan Rubber Products (MRP) and WEK Industries (WEK) and Productivity California, Inc. (ProCal) contributed $22.7 million of new sales and favorable foreign currency translations also increased sales by $3.5 million. Excluding the impact of acquired companies and foreign currency effects, total net sales increased $20.8 million or 14 percent for the third quarter. In the distribution segment, sales increased $3.8 million or 9 percent, reflecting higher unit volumes for both supplies and equipment. In the manufacturing segment, excluding the impact of foreign currency translation and acquisitions, sales increased $17.3 million or 15 percent. The improvement in manufacturing segment sales was primarily the result of higher unit volumes as the Company continued to experience strong demand in most of its major markets including automotive, heavy truck, horticultural, recreational vehicles and industrial.

     For the nine months ended September 30, 2004, net sales were $581.7 million, an increase of 20 percent over from the $484.6 million reported in the prior year. The acquisitions of MRP, WEK and ProCal increased sales by $43.1 million or 9 percent for the nine months and favorable foreign currency translation accounted for $13.2 million or 3 percent of the current year increase. Excluding the impact of acquisitions and foreign currency translation, net sales increased $40.8 million or 8 percent in the current year as the Company recorded increases in both business segments. In the distribution segment, sales increased $11.5 million or 10 percent as strong demand increased unit volume sales for both equipment and supplies. In the manufacturing segment, excluding the impact of acquired companies and foreign currency translation, sales increased $30.2 million or 8 percent, primarily due to higher unit volumes.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations (con't)

     Cost of sales increased $37.0 million for the quarter and $71.0 million for the nine months ended
September 30, 2004, reflecting the increased sales volume reported for each period compared with the prior year. Gross profit, expressed as a percent of sales, was reduced to 27.1 percent for the quarter ended
September 30, 2004 compared with 29.0 percent in the prior year quarter. This decrease in gross profit was primarily the result of significantly higher costs for plastic resin raw materials, which were approximately 33 percent higher on average compared with the corresponding period of the prior year. For the nine months ended September 30, 2004, gross profit margins were 29.9 percent compared with 30.5 percent in the previous year. An increase in raw material plastic resin costs of approximately 15 percent compared to the same period in 2003 was the reason for the reduced gross profit margin. In the distribution segment, stable selling prices and costs resulted in consistent gross profit margins between years for both the quarter and nine month periods.

     Total operating expenses increased $6.4 million or 16 percent for the quarter ended September 30, 2004 compared to the prior year. Foreign currency translation accounted for approximately $1.3 million or 20 percent of this increase and the acquisition of MRP, WEK and ProCal added approximately $2.6 million. Excluding the impact of foreign currency translation and the acquisitions, operating expenses increased by 6 percent, primarily due to increased selling expenses related to higher sales volume. For the nine months ended September 30, 2004, operating expenses increased $14.3 million or 12 percent compared with the prior year period. Acquired companies accounted for $4.9 million of the increase and foreign currency translation also added $4.7 million to current year operating expenses. Excluding the impact of these items, current year operating expenses increased only 4 percent in the nine month period, primarily due to higher selling expenses resulting from the increased sales volume. Expressed as a percentage of sales, operating expenses were reduced to 23.2 percent in the quarter compared to 26.2 percent in the prior year and 23.4 percent for the nine months ended September 30, 2004 compared with 25.1 percent for the same period in 2003.

     During the quarter ended September 30, 2004, the Company recorded a gain of approximately $1.5 million from the sale of a warehouse facility in California.

     Net interest expense increased $1.0 million or 42 percent to $3.4 million in the quarter ended September 30, 2004 compared to $2.4 million in the prior year quarter. For the nine months ended September 30, 2004, interest expense increased 27 percent to $9.6 million compared to $7.5 million in the prior year period. The higher interest expense in the current year periods reflects both higher interest rates and increased borrowing due to the acquisitions of ATP and ProCal. The higher rates reflect increasing rates on floating rate bank debt and the December, 2003 issuance of $100 million in fixed rate senior notes which replaced lower cost bank debt.

     Income taxes as a percent of income before taxes increased to 35.0 percent for the quarter ended
September 30, 2004 compared to 16.3 percent in the prior year quarter. Income tax for the quarter ended September 30, 2003 was unusually low due to the impact of foreign tax rate differences and the realization of net operating loss carryforwards previously reserved. For the nine months ended September 30, 2004, income taxes as a percent of income before taxes were 36.6 percent compared with 34.7 percent in the prior year.

Part I - Financial Information

Myers Industries, Inc.
Notes to Financial Statements

Liquidity and Capital Resources

     Cash provided by operating activities was $33.2 million for the nine months ended September 30, 2004 compared with $35.3 million for same period in the prior year. During the quarter, total debt was increased by $14.8 million to $284.1 million as a result of the acquisition of ProCal. Debt as a percentage of total capitalization increased to 47 percent at September 30, 2004 compared with 42 percent at December 31, 2003. At September 30, 2004, the Company had working capital of $149.0 million and a current ratio of 2.4.

     On February 27, 2004, the Company entered into a new five year, $225 million unsecured revolving credit facility. Borrowings under the new credit facility were used to refinance the Company's then outstanding bank debt and fund the acquisitions of ATP, ProCal and Diakon. At September 30, 2004, the Company had approximately $48 million available under the new credit facility.

     Capital expenditures for the nine months ended September 30, 2004 were $15.9 million and are expected to be in the range of $20 million to $25 million for the full year. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

     On July 15, 2004, the Company announced that it was reporting to the U.S. Department of Justice and the Securities and Exchange Commission (SEC) certain international business practices that are believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers and sales made by foreign subsidiaries to prohibited customers in certain prohibited international jurisdictions. These business practices have been discontinued and an investigation, which is not yet completed, is being conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. If the government determines that these incidents were unlawful, the government could take action against the Company and/or some of its employees. The Company will seek to settle any enforcement issues arising from these matters, however, at this time the Company cannot reasonably estimate its potential liability and, therefore, has not recorded any provision for any resulting settlement or potential fines and penalties as of September 30, 2004. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question had no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results since the transactions in question had been properly recorded on the books and records of the Company.

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

Item 4.     Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

Part II - Other Information

Myers Industries, Inc.

Item 1.     Legal Proceedings

     On July 15, 2004, the Company announced that it was reporting to the U.S. Department of Justice and the Securities and Exchange Commission (SEC) certain international business practices that are believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by a foreign subsidiary to prohibited customers in certain prohibited international jurisdictions. These business practices have been discontinued and an investigation, which is not yet completed, is being conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. If the government determines that these incidents were unlawful, the government could take action against the Company and/or some of its employees. The Company will seek to settle any enforcement issues arising from these matters, however, at this time the Company cannot reasonably estimate its potential liability and, therefore, has not recorded any provision for any resulting settlement or potential fines and penalties as of September 30, 2004. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question had no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results since the transactions in question had been properly recorded on the books and records of the Company.

Item 6.     Exhibits

            (a) Exhibits (see Exhibit Index page, below)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

Date:	November 5, 2004	By:	/s/ Gregory J. Stodnick

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

10(m)	Settlement Agreement between Allibert-Buckhorn Europe, SAS and Jean-Paul Lesage dated July 27, 2004*
10(n)	Supplemental Compensation Agreement between Myers Industries, Inc. and Jean-Paul Lesage dated November 1, 2004.*

10(o)

Description of the terms of employment between Myers Industries, Inc. and Kevin C. O'Neil dated June 10, 2003. Reference is made to Exhibit (10)(j) to Form 10-K filed with the Commission on March 26, 2003.*

10(p)

Amended and Restated Loan Agreement between Myers Industries, Inc. and Banc One, NA, Agent dated as of February 27, 2004. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 15, 2004

10(q)

First Amendment to Amended and Restated Loan Agreement between Myers Industries, Inc. and Banc One, NA, Agent, dated as of June 18, 2004. Reference is made to Exhibit 10(q) for Form 10-Q filed with the Commission on August 6, 2004.

10(r)

Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

21	Myers Industries, Inc., Direct and Indirect Subsidiaries.
31.1	Certification of Stephen E. Myers, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Gregory J. Stodnick, Vice President-Finance (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: November 5, 2004	/s/ Stephen E. Myers

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
Date: November 5, 2004	/s/ Gregory J Stodnick

Gregory J Stodnick, Chief Financial Officer

Exhibit 32

CERTIFICATIONS
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Stephen E. Myers, Chief Executive Officer of
the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            September 30, 2004 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen E. Myers

Stephen E. Myers, Chief Executive Officer
Dated: November 5, 2004

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Gregory J. Stodnick, Vice President-Finance
(Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            September 30, 2004 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregory J. Stodnick

Gregory J. Stodnick, Vice President-Finance
Dated: November 5, 2004