Form 10-K
period 2004-12-31
MYERS INDUSTRIES INC
filed 2005-03-16
CIK 69488

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter, being as of June 30, 2004: $381,983,989. Indicate the number of shares outstanding of registrant's common stock as of January 31, 2005:
34,661,245 Shares of Common Stock, without par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's Notice of 2005 Annual Meeting and Proxy Statement, dated March 18, 2005, in Part III (Items 10, 11, 12 and 13)

                             CROSS REFERENCE SHEET
                 PURSUANT TO FORM 10-K GENERAL INSTRUCTION G(4)

PART/ITEM                        FORM 10-K HEADING                          REFERENCE MATERIAL
---------                        -----------------                          ------------------
 III/10     Directors and Executive Officers of the Registrant..........  Proxy Statement(1)
                                                                            pages 4 through 9
                                                                            and page 10
 III/11     Executive Compensation......................................  Proxy Statement
                                                                            pages 10 through 13
 III/12     Security Ownership of Certain Beneficial Owners and           Proxy Statement
            Management..................................................    pages 4 through 6,
                                                                            page 14 and page 20

---------------

(1) Registrant's Notice of 2005 Annual Meeting of Shareholders and Proxy
    Statement

FORWARD-LOOKING STATEMENTS DISCLOSURE

     Statements contained in this report concerning the Company's goals, strategies, and expectations for business and financial results may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on current indicators and expectations. Whenever a statement is made that is not a statement of historical fact (indicated by words such as "believes," "expects," "anticipates," and other similar expressions), readers must remember that the Company's expectations may not be correct, even though the Company believes they are reasonable. Myers Industries does not guarantee that the transactions and events described will happen as described (or that they will happen at all)

     Investors and others should read this report with the understanding that actual future results may be materially different from those which are anticipated. Many of the factors that will determine these results are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on any forward-looking statement. Myers Industries does not intend, and undertakes no obligation, to update these forward-looking statements.

     Risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements include, but are not limited to:

     (1)  Fluctuations in product demand and market acceptance

     (2) Uncertainties associated with the general economic conditions in our domestic and international markets

     (3)  Foreign currency risks

     (4)  Interest rate fluctuations

     (5)  Increased competition in our markets

     (6)  Changes in seasonality

     (7)  Our ability to make successful acquisitions

     (8)  Difficulties in manufacturing operations

     (9) Our degree of leverage and uncertainties associated with servicing our debt

     (10) Raw material availability

     (11) Fluctuations in raw material costs

     (12) Changes in laws or regulations and approvals and decisions of courts, regulators, and governmental bodies

                                     PART I

ITEM 1.  BUSINESS

  (A) GENERAL DEVELOPMENT OF BUSINESS

     Myers Industries, Inc. is an international manufacturer of polymer products for industrial, agricultural, automotive, commercial, and consumer markets. We are an international leader in reusable plastic containers and North America's leading manufacturer of plastic horticultural pots, trays, and flower planters. Other principal product lines include plastic storage and organization containers, plastic storage tanks, plastic and rubber OEM parts, rubber tire repair products, and custom plastic and rubber products.

     The Company is also the largest wholesale distributor of tools, equipment, and supplies for the tire, wheel, and undervehicle service industry in the United States. Our distribution products range from tire balancers and alignment systems to valve caps and other consumable service supplies.

     Myers Industries serves customers around the world, and the Company's products and related services provide a wide range of performance benefits to customers in diverse niche markets. Benefits include: increasing productivity, lowering material handling costs, improving product quality, reducing labor costs, shortening assembly times, eliminating solid waste, and increasing profitability.

     Founded in Akron, Ohio, in 1933, what is today Myers Industries grew from the vision of two brothers, Louis and Meyer Myers, and a partnership based on a $620 loan, some tire repair merchandise, and a used truck. The business was named "Myers Tire Supply" and it serviced tire dealers and retreaders by distributing tools and supplies needed to grow their businesses. The Company expanded into manufacturing operations in the post-war 1940's and was renamed Myers Industries, Inc. in 1963. Since then, the Company has grown from a small storefront to an international manufacturing and distribution business.

     Still headquartered in Akron, Ohio, Myers Industries encompasses: 31 manufacturing facilities in North America and Europe, 39 domestic and five international distribution branches, more than 20,000 products, and more than 5,300 employees. The Company went public in 1971, and the stock is traded today on the New York Stock Exchange under the symbol MYE.

     Myers Industries' business strategy is based on a focused approach for long-term growth: 1) Concentrate on markets where our products and expertise create profit opportunities for our customers and ourselves; 2) Achieve leadership in key product areas through breadth of offering, consistent quality, and superior customer service; 3) Drive internal growth with new products, line extensions, and new technology; 4) Leverage brand equity and capabilities to increase business with existing customers and cultivate new ones; 5) Acquire complementary businesses with potential for long-term growth; and 6) Respond to opportunities that present themselves and work to protect that which has been gained.

  (B) FINANCIAL INFORMATION ABOUT SEGMENTS

     The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

  (C) DESCRIPTION OF BUSINESS

     The Company conducts its business activities in five segments, including four manufacturing and one related to distribution. The four manufacturing segments consist of: Material Handling -- North America; Material
Handling -- Europe; Automotive and Custom; and Lawn and Garden. For the fiscal year ended December 31, 2004, the percentage contribution from each segment to the Company's total net sales of $803.1 million was: Material Handling -- North America, 24 percent; Material Handling -- Europe, 20 percent; Automotive and Custom, 21 percent; Lawn and Garden, 14 percent and Distribution 21 percent.

     In our manufacturing segments, we design, manufacture, and market a variety of plastic and rubber products. These range from plastic reusable material handling containers and small parts storage bins to plastic horticultural pots and hanging baskets, decorative planters, plastic and rubber OEM parts, tire repair materials, and custom plastic and rubber products.

     Our Distribution Segment is engaged in the distribution of tools, equipment, and supplies used for tire, wheel, and automotive underbody repair on passenger, heavy truck, and off-road vehicles.

     OUR MANUFACTURING SEGMENTS

     In our manufacturing segments, we engineer, produce and sell more than 12,000 products. We have 24 manufacturing facilities in the United States, six in Western Europe and one in Canada. Our manufactured plastic and rubber products are sold nationally and internationally by a direct sales force and through independent sales representatives.

     KEY MANUFACTURED PRODUCT AREAS
     - Plastic Reusable Material Handling Containers and Pallets
     - Plastic Storage and Organization Products
     - Plastic and Metal Material Handling Carts
     - Plastic Horticultural Pots, Trays and Hanging Baskets
     - Decorative Resin Flower Planters
     - Plastic Storage Tanks
     - Rubber and Plastic Original Equipment and Replacement Parts
     - Tire Repair and Retreading Products
     - Custom Plastic and Rubber Products

     PRODUCT BRANDS
     - Akro-Mils
     - Allibert-Buckhorn
     - Ameri-Kart
     - Buckhorn
     - Buckhorn Rubber
     - Dillen
     - Listo
     - Michigan Rubber
     - Patch Rubber
     - Pro Cal
     - raaco
     - WEK

     MANUFACTURING CAPABILITIES
     - Product Design and Engineering
     - Prototyping and Testing
     - Materials Formulation
     - Plastic and Rubber Injection Molding
     - Structural Foam Molding
     - Rotational Molding
     - Vacuum Forming
     - Winding Extrusion
     - Blow Molding
     - Compression and Transfer Molding
     - Rubber Compounding, Calendering and Extrusion
     - Rubber-to-Metal Bonding
     - Rubber-to-Plastic Bonding
     - Metal Forming
     - Powder Coating

     REPRESENTATIVE MARKETS
     - Agriculture
     - Automotive
     - Commercial
     - Consumer
     - Food Processing and Distribution
     - General Manufacturing/Industrial
     - Healthcare
     - Horticulture
     - Off-Road Construction/Agriculture Vehicle
     - Recreational Marine
     - Recreational Vehicle
     - Road Construction
     - Tire Repair/Retread
     - Telecommunications
     - Transportation/Heavy Truck
     - Waste Collection
     - Water Piping/Water Control

  Material Handling -- North America & Europe Segments Overview

     Myers Industries' largest product area is plastic reusable material handling containers and pallets for markets such as automotive, appliance, general manufacturing, distribution, agriculture, retail, and food processing. In closed loop supply chains, reusable containers and pallets replace single-use cardboard boxes and easily damaged wooden pallets to help customers lower operating costs by improving product protection, reducing freight costs, and eliminating solid waste and disposal costs. The product selection, manufacturing processes, markets, and applications are similar for both the North American and European segments of our business, and we are one of few manufacturers positioned to supply reusable packaging/material handling product solutions to customers worldwide.

     Injection molding produces hand-held containers and totes in a wide range of sizes and styles. These products stack and nest for efficient space usage and are versatile and strong enough to haul more than 100 lbs. of metal parts or protect delicate fruit against costly damage while in transit from harvesting to processing.

     The injection-structural foam molding process produces bulk containers that perform heavy-duty tasks, whether distributing seed products, carrying large automotive components, or shipping liquids across long distances. These containers range in size from footprints of 32 inches by 30 inches to 70 inches by 48 inches; heights up to 65 inches; and weight capacity up to 3,000 pounds. Bulk containers are compatible with forklifts and pallet jacks for easy handling. Many of the containers collapse to a third of their size for space-saving stacking, storage, and return transport. Myers manufactures the most comprehensive range of collapsible and rigid bulk transport containers in the worldwide material handling industry.

     We use a wide range of molding processes to make distribution pallets in sizes and styles to fit most any transport need. Many pallets interwork with our hand-held containers and totes to create a completely reusable system for efficient space utilization in plants and warehouses, as well as cubing of truck trailers, to help customers reduce storage and freight costs. Other pallets are produced for specialty shipping applications, such as drum pallets for chemical and liquid transport.

     In addition to standard material handling products, we utilize our extensive design and manufacturing capabilities for turnkey production of custom material handling products: container inserts and protective dunnage, transport trays, modified or new container and pallet combinations, and other transport packaging items tailored to customers' unique applications.

     Customers rely on the productivity and profitability benefits delivered through the innovation, broad selection, quality, and interworking of our reusable material handling products. For example, in automotive plants across North America and Europe, our containers and pallets are reused hundreds of times to move products as small as fasteners or as large as sidewall components from suppliers directly to assembly areas, protecting the products and reducing the scrap rate. Our attached lid containers and pallets are used by many retail businesses such as Wal-Mart(R) and Staples(R) to receive their various products: the containers are used in regional distribution centers to organize inventory, sort orders, and are then combined with pallets to transport products directly to stores.

     Our containers bring multiple cost-saving benefits to customers in agriculture, food processing, and distribution markets. Growers of strawberries, asparagus, and other fruits and vegetables use our harvesting and shipping containers to protect their delicate products in transit from the field to processing centers to the produce sections of grocery stores around the world. Hundreds of thousands of our bulk SeedBoxes are used by Pioneer Hi-Bred International(R) and related seed and feed distributors to efficiently transport and dispense up to 2,500 lbs. of corn and soybean seed. The unique SeedBox container can be emptied in as little as 30 seconds, then broken down for return shipping and refilling -- eliminating the traditional seed bags and the environmental impact of burning bags in the fields. Manufacturers of tomato paste in the U.S. employ our Citadel(TM) bulk container to move processed tomato products across the country in railcars. The smooth-sided, impact-resistant container replaces wooden crates and steel containers that can cause product damage and contamination. The Citadel carries up to 3,000 lbs./300 gallons of product, stacks five high when fully loaded, and is designed for long-term indoor or outdoor storage of loads. Poultry delivered to KFC(R) restaurants and many grocery stores across the U.S. comes in a reusable, spill-proof container that we pioneered; the container protects the chicken during transport and is more sanitary than cardboard boxes.

     While markets and applications for our material handling products in Europe are similar to those in North America, some unique applications arise: harvesting, shipping, and processing grapes for the French wine industry; improving efficiency of mail sorting and transport with custom-made totes for the Spanish postal service; and creating custom crates for the fishing industry in France and the U.K. Throughout the worldwide material handling industry, we are known for leading the market in innovation of new products and for our custom design expertise to create effective solutions that meet customers' total packaging and transport needs.

     In Europe, we also make plastic bulk tanks for storage and transport of solid and liquid materials. These tanks are produced using both winding extrusion and rotational molding. The extruded tanks -- created using a helical winding process to form seamless, durable, and corrosion-resistant plastic tanks -- are available in capacities from 500 to 70,000 liters. These are primarily used to replace costly stainless steel tanks for high-volume storage in industries such as chemical and water treatment. For agriculture, plastics, and food markets, our roto-molded tanks are commonly used as intermediate bulk containers, transporting material from one location to another, or as a temporary storage vessel; these uses are often "returnable" applications, in which the tanks can be reused for multiple round trips in a closed loop system.

     In a related material handling product mix, industrial and commercial markets find storage and organization solutions with our plastic storage bins and metal racking systems, used for applications such as creating assembly line workstations, organizing medical supplies, and creating retail displays. Our transport cart line provides an extensive range of plastic, metal, and wood material handling carts, dollies, worktables, and other items. These products are available through industrial supply catalogers, including W.W. Grainger(R) and C&H(R), and many other industrial and material handling distributors.

     We also compete in the storage and organization niche of the consumer market by adapting solutions for industry to home and office settings. We are not a major player in the overall consumer market, nor do we seek to be. Our small line of niche products includes popular KeepBox(R) containers, which help consumers organize everything from holiday decorations to school supplies. Portable organizers and stackable cabinets provide efficient storage for small items and accessories in the home workshop or at the office. Hobbyists and craftspeople use our popular CraftDesign(TM) products for organizing scrapbook, sewing, and art supplies. Our niche consumer products are sold by leading retailers such as Target(R) and others across the U.S. and, to a lesser extent, Europe.

  Automotive and Custom Segment Overview

     With our complementary manufacturing capabilities, we serve diverse niche markets and customers in this segment with an array of engineered plastic and rubber original equipment and replacement parts, tire repair materials, and custom products. Our unique combination of product design, molding, and finishing expertise supports customers' needs for efficient, single sourcing of parts and turnkey custom product development. In addition to our plastics molding capabilities, this segment employs a full range of rubber molding processes: injection molding; compression and transfer molding; compounding, calendering, and extrusion; blow molding; rubber-to-metal bonding; and rubber-to-plastic bonding. Additional capabilities include custom rubber formulation, mixing, and testing.

     We work closely with manufacturers of passenger cars and trucks to create rubber, plastic, and combination components and assemblies for numerous vehicle platforms. Our expertise allows us "guest engineering" status with many of the world's leading automakers and suppliers. Our molding and assembly capabilities provide a diversified product mix including air induction hoses, HVAC units, noise vibration dampers, grommets, bushings, tubing assemblies, seals, and gaskets.

     Makers of recreational vehicles (RV) and watercraft utilize our design knowledge and production capabilities for an assortment of products. Rotationally-molded plastic water, waste handling, and fuel tanks are created and assembled to fit the precise space constraints within RV and marine vehicle designs. We employ both vacuum forming and rotational molding to make plastic trim and interior parts for RV's, as well as helm consoles and seat frames for watercraft. In addition, our rubber seals are used in several marine motor styles to protect transmission compartments against water.

     For manufacturers of heavy trucks and construction and agriculture equipment, our engineered, molded rubber air intake hoses, hood latches, boots, bellows, bushings, and other products perform under the harshest conditions -- whether under the hood or on the vehicle's body, over-the-road or off-road. As one example of our market strength, we provide air intake hoses in more than 200 standard fittings for the majority of Class 6 and 8 trucks. Our expertise in co-extrusion blow molding with three-dimensional capabilities allows us to create single-piece, complex parts with both rigid and flexible features and extreme angles, to meet the needs of vehicle designs. As engines for trucks and other heavy equipment are redesigned for changing environmental regulations, we are in a strong position to engineer and mold new products to our customers' precise specifications.

     Specialized manufacturing expertise, including rubber-to-metal bonding, enables us to create a range of specific-performance custom rubber products used in marine vehicles and lawn maintenance equipment. We use the same process to manufacture parts for the water control industry, such as main valves for fire hydrants and mechanical joint gaskets for water supply lines in residential and commercial construction.

     Our manufacturing of rubber products started more than 50 years ago, as we began making tire patches. Today, we manufacture the most comprehensive line of tire repair and retreading products on which service professionals rely for safe repairs to passenger, truck, and off-road tires. To service the more than 280 million damaged tires that occur each year, we make all the materials and products customers need to perform safe and profitable tire repairs: the plug that fills a puncture, the cement that seats the plug, the tire innerliner patch, and the final sealing compound. We maintain a strong position in the tire repair and retread markets through a broad product line-up and sales through our Distribution Segment. New product innovation also plays a key part. Recent developments include high-strength repair patches reinforced with aramid fiber to simplify repair of tires found on earthmovers, dump trucks, and other Con/Ag equipment. Aramid fiber is a material used in products such as bullet-resistant body armor and other products subject to extreme conditions. When infused with rubber in a tire repair unit, the result is a flexible, extremely durable patch that is easier to install and work with on large tires.

     We apply our rubber calendering and compounding expertise to create a diverse portfolio of products outside of the tire repair market, such as reflective marking tapes for the road repair and construction industry. Our rubber-based tape and symbols provide the durability and brightness that road construction professionals demand to replace paint for marking roadways, intersections, and hazardous areas. The tape stock is easier to apply, more reflective, and longer lasting than paint. It is available in both temporary and permanent grades.

     We also work with customers to develop custom rubber and calendered rubber sheet stock, which is used as the base for products in aerospace, industrial, sports, and other markets. The telecommunications industry splices cables with our specialty tapes. In the mining industry, our custom rubber materials are used to create linings for material handling conveyor systems. Another custom sheet stock is used as the base material to produce the world's top-selling line of golf grips, Golf Pride(R).

     Other custom products touch a wide range of markets and applications, such as plastic elevated toilet seats and tub rails for the healthcare market; plastic parts designed to replace high-cost steel components in commercial cooling towers; and structural wood for outdoor building applications, formed by molding heavy-duty plastic in and around an engineered wood core.

  Lawn and Garden Segment Overview

     We serve the needs of the entire North American plant grower market -- everything from large, 80-plus acre greenhouse operations to small and medium-sized regional growers, retail garden centers such as Home Depot(R), and nationally-branded growers and programs such as Proven Winners(R) and Scott's Miracle-Gro(R). Our products, available both direct and through a network of leading horticultural distributors, include the industry's most extensive range of injection-molded and vacuum-formed pots, hanging baskets, flats and carry trays, plug trays, nursery containers, propagation sheets and flats, and specialty pots. Products are designed to meet the changing needs of the professional grower, including increased automation in growing operations and emphasis on retail branding programs. We hold the reputation for constant product innovation, supported by services such as graphic design, color offset printing, and adhesive labeling on pots to help growers brand their plant material and improve sell-through at retail. Unique products like our picturePot(TM) graphic containers add to our leadership role in the marketplace. These custom-made pots are printed with plant photos and graphics in vivid detail and color, and then serve as packaging for plants to create vibrant point-of-sale materials.

     Our decorative resin planters feature intricate molding details in metallic, weathered stone, and textured styles with unique finishes that capture the retailer's attention and the consumer's imagination. Products include a diverse offering of molded square and round planters, window boxes, urns, and hanging baskets for indoor and outdoor usage. Consistent new product development is key to success in the retail garden center and mass merchandiser channels. Proprietary molding and finishing processes, along with creative designs, deliver the unique look in the decorative planter category that sets our planters apart from the competition in stores such as Wal-Mart(R), Kmart(R), and Home Depot(R).

  Plastic and Rubber Raw Materials

     The Company's manufacturing segments are dependent upon outside suppliers for raw materials, principally polyethylene, polypropylene, and polystyrene plastic resins, and synthetic and natural rubber. We believe that the loss of any one supplier or group of suppliers would not have a materially adverse effect on our business, since in most instances identical or similar materials are readily obtainable from other suppliers.

     OUR DISTRIBUTION SEGMENT

     In the Distribution Segment, Myers is the largest distributor and one-stop-shop for tire, wheel, and undervehicle service tools, equipment, and supplies in the United States. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, tire retreaders, and general repair facilities rely on our broad product selection, rapid availability, and personal service to grow their businesses and become more productive and profitable.

     We buy and sell nearly 10,000 different items -- everything that professionals need to service passenger, truck, and off-road tires and wheels.

     KEY DISTRIBUTION PRODUCTS
     - Tire Valves and Accessories
     - Tire Changing and Balancing Equipment
     - Lifts and Alignment Equipment
     - Service Equipment and Hand Tools
     - Tire Repair/Retread Equipment and Supplies
     - Brake, Transmission and Allied Service Equipment and Supplies

     PRODUCT BRAND
     - Myers Tire Supply

     CAPABILITIES
     - Broad Sales Coverage
     - Local Sales and Inventory
     - International Distribution
     - Personalized Service
     - National Accounts Service
     - Customer Product Training
     - New Products "Speed to Market"

     REPRESENTATIVE MARKETS
     - Retail Tire Dealers
     - Truck Tire Dealers
     - Auto Dealers
     - Commercial Auto and Truck Fleets
     - General Repair/Service Facilities
     - Tire Retreaders
     - Government Agencies

     Within the continental United States, we provide widespread distribution and sales coverage from 39 branches positioned in major metropolitan areas. Each branch operates as a profit center and is staffed by a branch manager, sales, office, warehouse, and delivery personnel. Internationally, we have three wholly owned warehouse distributors located in Canada and Central America. Sales personnel from our Akron, Ohio, headquarters cover the Far East, Middle East, South Pacific, and South American territories.

     We buy products from top suppliers to ensure quality is delivered to our customers. Each of the brand-name products we sell is associated with superior performance in its respective area. Some of these include: Chicago Pneumatic air tools; Hennessy tire changing, balancing, and alignment equipment; Corghi tire changers and balancers; Ingersoll-Rand air service equipment; John Bean Co. tire balancing and changing equipment; our own Patch Rubber brand tire patches, cements, and repair supplies; and Rotary lifts and related equipment.

     An essential element of our success in the Distribution Segment is our nearly 170 sales representatives, who deliver personalized service on a local level. Customers rely on Myers' sales representatives to introduce the latest tools and technologies and provide training in new product features and applications. Representatives also teach the proper use of diagnostic equipment and present on-site workshops demonstrating industry-approved techniques for tire repair and underbody service.

     While the needs and composition of our distribution markets constantly change, we adapt and deliver the new products and services that are crucial to customers' success. The new product pipeline is driven by innovations from auto and tire manufacturers, which in turn prompts Myers and its partner-suppliers to develop new equipment, supplies, and service techniques to keep cars and trucks moving down the road with confidence.

     COMPETITION -- MANUFACTURING & DISTRIBUTION SEGMENTS

     Competition in the manufacturing segments is substantial and varied in form and size from manufacturers of similar products and of other products which can be substituted for those produced by the Company. With its focus on niche markets, the Company maintains strong brand presence and market positions in the fragmented sectors of the markets it serves. The Company does not command substantial, overall market presence in the broad market sectors.

     Competition in the Distribution Segment is generally from smaller local and regional businesses. Within the overall tire, wheel, and undervehicle service market, Myers is the largest distributor of tools, equipment, and supplies for tire service, repair, and retread.

     EMPLOYEES

     As of December 31, 2004 the Company had a total of 5,333 full-time and part-time employees. Of these employees, 4,658 were engaged in the manufacturing segments, 583 were employed in the distribution segment and 93 were employed at the Company's corporate offices. As of December 31, 2004 the Company had 4,117 employees in the U.S. of which 222 were members of unions. In certain countries in which the Company operates union membership is not known due to confidentiality laws. The Company believes it has a good relationship with its union employees.

  (d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

  (e) AVAILABLE INFORMATION

     Filings with the SEC. As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are required by the Securities Exchange Act of 1934 and include:
     * annual reports on Form 10-K (such as this report);
     * quarterly reports on Form 10-Q;
     * current reports on Form 8-K;
     * proxy statements on Schedule 14A.

     Anyone may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, Washington DC, 20549; information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.

     Also, we make our SEC filings available on our own internet site as soon as reasonably practicable after we have filed with the SEC. Our internet address is http://www.myersind.com.

     The information on our website is not incorporated by reference into this annual report on Form 10-K.

     Corporate Governance. We have a Code of Business Conduct for our employees and members of our Board of Directors. A copy of the code is posted on our website. If we amend or grant any waivers of the code that are applicable to our directors or our executive officers -- which we do not anticipate doing -- we have committed that we will post these amendments or waivers on our website under "Corporate Governance."

     Our website also contains additional information about our corporate governance policies, including the charters of our standing board committees. Any of these items are available in print to any shareholder who requests them. Requests should be sent to Corporate Secretary, Myers Industries, Inc., 1293 S. Main Street, Akron, Ohio 44301.

ITEM 2.  PROPERTIES

     The following table sets forth by segment certain information with respect to properties owned by the Registrant:

                                  DISTRIBUTION

                                       APPROXIMATE    APPROXIMATE
                                       FLOOR SPACE     LAND AREA
LOCATION                              (SQUARE FEET)     (ACRES)                    USE
--------                              -------------   -----------                  ---
Akron, Ohio.........................     129,000           8        Executive offices and warehousing
Akron, Ohio.........................      60,000           5        Warehousing
Akron, Ohio.........................      31,000           2        Warehousing
Pomona, California..................      17,700           1        Sales and distribution
Englewood, Colorado.................       9,500           1        Sales and distribution
San Antonio, Texas..................       4,500           1        Sales and distribution
Phoenix, Arizona....................       8,200           1        Sales and distribution
Akron, Ohio.........................       8,000           1        Leased to non-affiliated party
Houston, Texas......................       7,900           1        Sales and distribution
Indianapolis, Indiana...............       7,800           2        Sales and distribution
Cincinnati, Ohio....................       7,500           1        Sales and distribution
York, Pennsylvania..................       7,400           3        Sales and distribution
Atlanta, Georgia....................       7,000           1        Sales and distribution
Minneapolis, Minnesota..............       5,500           1        Sales and distribution
Charlotte, North Carolina...........       5,100           1        Sales and distribution
Syracuse, New York..................       4,800           1        Sales and distribution
Franklin Park, Illinois.............       4,400           1        Sales and distribution

                                            MANUFACTURING

Gaillon, France.....................     500,000          23        Manufacturing and distribution
Nykobing, Falster Denmark...........     227,000          68        Manufacturing and distribution
Springfield, Missouri...............     227,000          19        Manufacturing and distribution
Dawson Springs, Kentucky............     209,000          36        Manufacturing and distribution
Wadsworth, Ohio.....................     197,000          23        Manufacturing and distribution
Hannibal, Missouri..................     196,000          10        Manufacturing and distribution
Sparks, Nevada......................     185,000          11        Manufacturing and distribution
Bluffton, Indiana...................     175,000          17        Manufacturing and distribution
Roanoke Rapids, N. Carolina.........     172,000          20        Manufacturing and distribution
Cadillac, Michigan..................     162,000          14        Manufacturing and distribution
Shelbyville, Kentucky...............     160,000           8        Manufacturing and distribution
Sandusky, Ohio......................     155,000           8        Manufacturing and distribution
Bristol, Indiana....................     139,000          12        Manufacturing and distribution
Akron, Ohio.........................     121,000          17        Manufacturing and distribution
Gloucester, England.................     118,000           3        Manufacturing and distribution
Jefferson, Ohio.....................     115,000          11        Manufacturing and distribution
Palua De Plegamans, Spain...........      85,000           7        Manufacturing and distribution
Prunay, France......................      71,000           4        Manufacturing and distribution
Goddard, Kansas.....................      62,000           7        Manufacturing and distribution

                                       APPROXIMATE    APPROXIMATE
                                       FLOOR SPACE     LAND AREA
LOCATION                              (SQUARE FEET)     (ACRES)                    USE
--------                              -------------   -----------                  ---
Santa Perpetua De Mogoda, Spain.....      61,000           3        Manufacturing and distribution
Fostoria, Ohio......................      50,000           3        Manufacturing and distribution
Akron, Ohio.........................      49,000           6        Manufacturing and distribution
Surrey, B.C., Canada................      42,000           3        Manufacturing and distribution
Mebane, North Carolina..............      30,000           5        Manufacturing and distribution
Nivelles, Belgium...................      14,000           2        Sales and distribution
Maia, Portugal......................      13,000           3        Sales and distribution

     The following table sets forth by segment certain information with respect to facilities leased by the Registrant:

                                 MANUFACTURING

                                  APPROXIMATE
                                  FLOOR SPACE    EXPIRATION DATE OF
LOCATION                         (SQUARE FEET)         LEASE                       USE
--------                         -------------   ------------------                ---
Middlefield, Ohio..............     500,000      August 31, 2018      Manufacturing and distribution
Cassopolis, Michigan...........     210,000      October 31, 2005     Manufacturing and distribution
Reidsville, N. Carolina........     171,000      September 30, 2009   Manufacturing and distribution
South Gate, California.........     122,000      October 31, 2009     Manufacturing and distribution
Stoke Works, England...........     108,000      August 31, 2008      Sales and distribution
Mulheim, Germany...............      54,000      December 31, 2005    Sales and distribution
Brampton, Ontario, Canada......      43,000      December 31, 2007    Sales and distribution
Commerce, California...........      42,000      September 14, 2008   Manufacturing and distribution
Nanterre Cedex, France.........      25,000      April 30, 2008       Administration and sales
Milford, Ohio..................      22,000      August 31, 2006      Administration and sales
Orbassano, Italy...............       3,000      October 14, 2006     Sales and distribution

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any pending legal proceedings other than legal proceeding occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

     On July 15, 2004, the Company announced that it was reporting to the U.S. Department of Justice and the Securities and Exchange Commission (SEC) certain international business practices that are believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by a foreign subsidiary to prohibited customers in certain prohibited international jurisdictions. These business practices have been discontinued and an investigation, which in not yet completed, is being conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. If the government determines that these incidents were unlawful, the government could take action against the Company and/or some of its employees. The Company will seek to settle any enforcement issues arising from these matters, however, at this time the Company cannot reasonably estimate its potential liability and, therefore, has not recorded any provision for any resulting settlement or potential fines and penalties as of December 31, 2004. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question had no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of prior reported financial results since it is believed that these transactions were accurately reported in the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2004, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the executive officers of the Registrant. Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

                                                 YEARS AS
NAME                                   AGE   EXECUTIVE OFFICER                  TITLE
----                                   ---   -----------------                  -----
Stephen E. Myers.....................  61           32           Chairman and Chief Executive Officer
John C. Orr..........................  54            2           President and Chief Operating
                                                                 Officer
Gregory J. Stodnick..................  62           25           Vice President -- Finance
Kevin C. O'Neil......................  49            6           Vice President, General Counsel and
                                                                 Assistant Secretary

     Each executive officer has been principally employed in the capacities shown or similar ones with the Registrant for over the past five years with the exceptions of Mr. Orr. Mr. Orr has been President and Chief Operating Officer since 2003. From 2001 to 2003 Mr. Orr was General Manager of Buckhorn Inc., one of the Company's material handling operations. Prior to that Mr. Orr had been employed by Goodyear Tire and Rubber for 28 years. His last position at Goodyear was Vice President -- North America.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 2004 was 1,717. High and low stock prices and dividends for the last two years were:

                                                               SALES PRICE
                            2004                              -------------   DIVIDENDS
                       QUARTER ENDED                          HIGH     LOW      PAID
                       -------------                          -----   -----   ---------
March 31....................................................  11.82   10.06     .045
June 30.....................................................  12.91   10.36     .045
September 30................................................  13.54   10.80      .05
December 31.................................................  12.97   10.02      .05

                                                              SALES PRICE
                            2003                              ------------   DIVIDENDS
                       QUARTER ENDED                          HIGH    LOW      PAID
                       -------------                          -----   ----   ---------
March 31....................................................  10.39   8.00     .045
June 30.....................................................  10.15   8.36     .045
September 30................................................  10.61   8.50     .045
December 31.................................................  12.09   9.11     .045

ITEM 6.  SELECTED FINANCIAL DATA

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
                               FIVE-YEAR SUMMARY

                                           2004           2003           2002           2001           2000
                                       ------------   ------------   ------------   ------------   ------------
OPERATIONS FOR THE YEAR
  Net sales..........................  $803,070,387   $661,091,504   $607,991,158   $607,950,431   $652,659,900
    Cost of sales....................   564,295,649    460,803,695    406,572,783    403,011,346    435,081,945
    Selling..........................   111,674,885     98,536,272     88,407,389     88,020,857     85,632,525
    General and administrative.......    76,573,941     67,030,583     60,840,409     70,979,067     68,675,568
    Gain on sale of plant............     1,524,598            -0-            -0-            -0-            -0-
    Interest -- net..................    13,321,750     10,074,438     11,809,749     18,699,142     22,360,255
                                       ------------   ------------   ------------   ------------   ------------
                                        764,341,627    636,444,988    567,630,330    580,710,412    611,750,293
                                       ------------   ------------   ------------   ------------   ------------
  Income before income taxes.........    38,728,760     24,646,516     40,360,828     27,240,019     40,909,607
  Income taxes.......................    13,019,000      8,321,000     16,401,000     12,049,000     16,909,000
                                       ------------   ------------   ------------   ------------   ------------
  Net income.........................  $ 25,709,760   $ 16,325,516   $ 23,959,828   $ 15,191,019   $ 24,000,607
                                       ------------   ------------   ------------   ------------   ------------
  Net income per share*..............  $        .76   $        .49   $        .73   $        .46   $        .73
                                       ------------   ------------   ------------   ------------   ------------

                                           2004           2003           2002           2001           2000
                                       ------------   ------------   ------------   ------------   ------------
FINANCIAL POSITION -- AT YEAR END
    Total assets.....................  $785,602,562   $621,626,806   $602,482,330   $582,166,378   $622,103,970
                                       ------------   ------------   ------------   ------------   ------------
    Current assets...................   284,072,177    207,933,141    201,140,357    196,618,597    219,307,253
    Current liabilities..............   136,251,927     94,175,498    117,368,956    104,899,238    112,890,230
                                       ------------   ------------   ------------   ------------   ------------
    Working capital..................   147,820,250    113,757,643     83,771,401     91,719,359    106,417,023
    Other assets.....................   291,041,595    229,849,237    210,546,946    194,811,960    201,291,971
    Property, plant and
      equipment -- net...............   210,488,790    183,844,428    190,795,027    190,735,821    201,504,746
    Less:
      Long-term debt.................   275,252,278    211,002,691    212,222,615    247,145,234    284,273,097
      Deferred income taxes..........    28,094,321     21,924,269     17,201,131     12,595,697     11,037,935
                                       ------------   ------------   ------------   ------------   ------------
SHAREHOLDERS' EQUITY.................  $346,004,036   $294,524,348   $255,689,628   $217,526,209   $213,902,708
                                       ------------   ------------   ------------   ------------   ------------
COMMON SHARES OUTSTANDING*...........    34,645,948     33,201,582     33,078,910     32,790,580     32,654,893
                                       ------------   ------------   ------------   ------------   ------------
BOOK VALUE PER COMMON SHARE*.........  $       9.99   $       8.87   $       7.73   $       6.63   $       6.55
                                       ------------   ------------   ------------   ------------   ------------
OTHER DATA
    Dividends paid...................  $  6,478,502   $  6,026,349   $  5,878,169   $  5,454,870   $  4,969,876
    Dividends paid per Common
      Share*.........................          0.19           0.18           0.18           0.17           0.15
                                       ------------   ------------   ------------   ------------   ------------
      Average Common Shares
         Outstanding during the
         year*.......................    33,846,511     33,138,086     32,969,027     32,727,610     32,811,031
                                       ============   ============   ============   ============   ============

---------------

* Adjusted for the ten percent stock dividend issued in August 2004, the five-for-four stock split distributed in August 2002; the ten percent stock dividends issued in August, 2001; and August, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

2004 RESULTS OF OPERATIONS

     In 2004, the Company achieved record sales of $803.1 million as a result of the contributions from acquisitions, favorable foreign currency translations, and strong demand across most markets served by the Company's businesses. Net income of $25.8 million, or $.76 per share, increased 57 percent from the $16.3 million reported in 2003. Net income benefited approximately $914,000 from a gain on the sale of a warehouse facility in California and approximately $520,000 from favorable foreign currency translation; however, substantial and continuing increases in plastic raw material costs were a significant impediment to better earnings.

     For the year ended December 31, 2004, net sales of $803.1 million were up 21 percent from the $661.1 million reported for 2003. The acquisitions of ATP Automotive (Michigan Rubber Products and WEK Industries) and Productivity California (Pro Cal) contributed $67.3 million of additional sales and favorable foreign currency translations, primarily from a stronger euro, increased sales $19.3 million. Excluding the impact of acquired companies and foreign currency translations, net sales increased $55.4 million or 8 percent from the prior year as the Company experienced increases in all of its business segments.

     Myers Industries reports its business in five segments, one distribution segment and four manufacturing segments: Material Handling -- North America; Material Handling -- Europe; Automotive and Custom; and Lawn and Garden. Sales by each segment are reflected below.

     Sales in the Distribution Segment increased $13.3 million or 8 percent above 2003. The increase reflects higher unit volumes from strong demand for both repair supplies and equipment by tire dealers, auto dealers, and national accounts.

     In the four manufacturing segments, combined sales increased $128.9 million or 25 percent compared to the prior year. Excluding sales from acquired companies and favorable foreign currency translation, sales in the manufacturing segments increased $43.0 million or 8 percent. The increase in sales across the manufacturing segments was primarily the result of higher unit volumes from existing and new customers in a diverse mix of markets; however, increased selling prices accounted for approximately 20 percent of the improvement. On a segment basis, sales in the Material Handling -- North America Segment increased $17.3 million or 10 percent from 2003, driven by strong unit volume growth for plastic reusable containers and pallets in markets such as automotive, agriculture, industrial, food processing, and others. Sales of similar products to similar markets in the Material Handling -- Europe Segment increased $17.9 million or 12 percent over 2003; excluding favorable foreign currency translation, sales in the segment increased $1.4 million or 1 percent. The Automotive and Custom Segment serves a wide range of OEM automotive, heavy truck, recreational vehicle, tire repair, and other similar niche markets with plastic and rubber components, assemblies, custom parts, and tire repair products; strength in these markets increased the segment's sales by $68.6 million or 67 percent from 2003. Excluding contributions from the acquisition of Michigan Rubber Products and WEK, sales in the Automotive and Custom Segment increased $19.8 million or 19 percent. Sales in the Lawn and Garden Segment increased $25.1 million or 27 percent, due to continued strong demand for the Company's plastic flowerpots, nursery containers, and decorative planters from professional plant growers, retail garden centers, and mass merchandisers across North America. Excluding contributions from the acquisition of Pro Cal, sales in the Lawn and Garden Segment increased $6.6 million or 7 percent.

     Gross profit, expressed as a percentage of sales, was reduced to 29.7 percent for the year ended December 31, 2004 compared to 30.3 percent in 2003. The decline in margin was related to the four manufacturing segments, as the gross profit margins in the Distribution Segment were essentially unchanged between years. In the manufacturing segments, prices for plastic resins, which rose substantially in 2003, continued to increase throughout 2004. During 2004, raw material costs were higher for all of the plastic resins used by the Company's manufacturing businesses and were, on average, 22 percent higher for high-density polyethylene, the type of resin most widely used.

     Total operating expenses increased $22.7 million or 14 percent for the year ended December 31, 2004 compared with the prior year. Approximately $7.7 million of this increase was due to acquired companies and the impact of foreign currency translations added $6.8 million of operating expense. Excluding the impact of acquisitions and foreign currency translation, operating expenses were up $8.2 million or 5 percent primarily due to higher selling expense resulting from increased sales, and legal and professional expenses associated with the new corporate governance mandates. Expressed as a percentage of sales, operating expenses were reduced to 23.4 percent in 2004 compared with 25.0 percent in the prior year.

     Net interest expense of $13.3 million increased 32 percent from the $10.1 million reported in 2003. This increase was primarily the result of higher average borrowing levels as acquisitions added approximately $79 million in total debt, including cash outlay and debt assumption.

     Income taxes as a percent of income before taxes was 33.6 percent in 2004 compared to 33.8 percent in 2003. In both years, the Company's effective tax rate was reduced as a result of foreign tax rate differences, including the realization of net operating loss carryforwards previously reserved.

2003 RESULTS OF OPERATIONS

     For the year ended December 31, 2003, net sales of $661.1 million were up 9 percent from the $608.0 million reported in 2002. Despite the increased sales, 2003 net income of $16.3 million declined 32 percent from $24 million in the prior year as higher raw material costs and significant competitive pricing pressures combined to reduce profitability. Favorable foreign currency translations, primarily from a strong euro, increased sales for the year by $28.3 million and net income by approximately $800,000.

     Myers Industries' business is divided into one Distribution Segment and four manufacturing segments: Material Handling -- North America; Material Handling -- Europe; Automotive and Custom; and Lawn and Garden. Sales by each segment are reflected below.

     Sales in the Distribution Segment increased $4.3 million or 3 percent from 2002. The increase reflects higher unit volumes for both supplies and capital equipment used in tire, wheel, and undervehicle service and repair.

     In the Company's four manufacturing segments, combined sales for 2003 increased $48.7 million or 10 percent compared with the prior year. Favorable foreign currency translation accounted for approximately 56 percent of the sales increase with the remaining improvement the result of higher unit sales, particularly in automotive, industrial, horticultural, and heavy truck markets. In the Material Handling -- North America Segment, sales increased $10.4 million or 6 percent on higher volume for plastic reusable containers and pallets in automotive, manufacturing, distribution, and food markets. Sales in the Material Handling -- Europe Segment, with products and markets similar to the North American segment, increased $21.9 million or 17 percent from 2002; excluding favorable foreign currency translation, sales in the segment decreased $2.8 million or 2 percent. The Automotive and Custom Segment posted a $3.7 million or 4 percent sales increase, as demand for plastic and rubber products from customers in industrial and OEM heavy truck and recreational vehicle markets rebounded from 2002. Sales in the Lawn and Garden Segment increased $12.7 million or 16 percent compared to 2002 on a strong sales mix of plastic flowerpots, flats, trays, and decorative planters to professional growers, garden centers, and mass merchandisers.

     Gross profit, expressed as a percentage of sales, was reduced to 30.3 percent for the year ended December 31, 2003, compared with 33.1 percent in the prior year. The decline in margin was related to the manufacturing segments as raw material costs, primarily plastic resins, were significantly higher as compared to 2002, and competitive pressures across all four segments resulted in slightly lower average selling prices. During the course of 2003, raw material costs were higher for virtually all of the plastic resins used by the Company's manufacturing businesses and were, on average, 36 percent higher on high density polyethylene, the type of resin most widely used.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     In 2004, the Company generated cash from operating activities of $46.4 million compared with $51.1 million in the prior year as the benefit of higher net income was more than offset by negative working capital changes, particularly higher inventories. During the year ended December 31, 2004, investments in property, plant and equipment totaled $25.9 million and net cash of $41.5 million was used in the acquisition of businesses. Total debt increased $61.9 million to $277.4 million at December 31, 2004 and debt as a percentage of total capitalization increased to 44 percent compared to 42 percent at the end of 2003. At December 31, 2004, the Company had a current ratio of 2.1 and net working capital of $147.8 million.

     On February 27, 2004, the Company entered into a new five year, $225 million unsecured revolving credit facility (the Credit Facility). Borrowing under the new Credit Facility were used to refinance the Company's existing bank debt and fund the acquisitions of ATP, Pro Cal and Diakon. At December 31, 2004, the Company had approximately $55 million available under the Credit Facility.

     During the next five years management anticipates on-going capital expenditures in the range of $25 to $30 million annually. Cash flows from operations and funds available under the Credit Facility will provide the Company's primary source of financing. Management believes that it has sufficient financial resources available to meet anticipated business requirements in the foreseeable future including capital expenditures, dividends, working capital and debt service.

     The following summarizes the Company's estimated future cash outflows from financial contracts and commitments:

                             2005      2006      2007      2008       2009      TOTAL
                            -------   -------   -------   -------   --------   --------
                                              (DOLLARS IN THOUSANDS)
Principal payments on
  debt....................  $ 2,107   $   545   $   376   $   361   $169,971   $173,360
Interest on senior
  notes...................    6,336     6,336     6,336     6,336      6,336     31,680
Interest on variable rate
  debt....................    6,612     6,612     6,612     6,612      6,612     33,060
Lease payments............   13,275    10,076     7,880     6,617      5,217     43,065
Pension benefits..........      251       274       300       322        354      1,501
                            -------   -------   -------   -------   --------   --------
Total.....................  $28,581   $23,843   $21,504   $20,248   $188,490   $282,666
                            =======   =======   =======   =======   ========   ========

     The interest on variable rate debt shown in the table above is based on $174 million of variable rate debt at an interest rate of 3.8% which is assumed to hold constant over the period shown.

     On July 15, 2004, the Company announced that it was reporting to the U.S. Department of Justice and the Securities and Exchange Commission (SEC) certain international business practices that are believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by a foreign subsidiary to prohibited customers in certain prohibited international jurisdictions. These business practices have been discontinued and an investigation, which is not yet completed, is being conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. If the government determines that these incidents were unlawful, the government could take action against the Company and/or some of its employees. The Company will seek to settle any enforcement issues arising from these matters, however, at this time the Company cannot reasonably estimate its potential liability and, therefore, has not recorded any provision for any resulting settlement or potential fines and penalties as of December 31, 2004. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question had no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of prior reported financial results since it is believed that these transactions were accurately reported in the Company's financial statements.

MARKET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2004, if market interest rates increase one percent, the Company's interest expense would increase approximately $1.7 million.

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

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of the Company's financial condition and results of operations are based on the accompanying consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. As indicated in the Summary of Significant Accounting Policies included in the footnotes to the consolidated financial statements, the amount of assets, liabilities, revenue and expenses reported are affected by estimates and judgements that are necessary to comply with generally accepted accounting principles. We base our estimates on prior experience and other assumptions that we consider reasonable to our circumstances. While estimates and judgements are applied in arriving at reported amounts such as pension benefits and provisions for self-insured risks, we believe the following matters may involve a high degree of judgement and complexity.

     Revenue Recognition -- The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is generally at the time of shipment.

     Bad Debts -- The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company reviews historical trends for collectibility in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount.

     Inventory -- Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 36 percent of the Company's inventories and the first-in, first-out (FIFO) method for all other inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

     Goodwill -- As a result of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," recorded goodwill is subjected to annual impairment testing. Goodwill impairment testing requires, in part, that we estimate the fair value of our business units which, in turn, requires that we make judgements concerning future cash flows and appropriate discount rates for those businesses. Our estimate of the fair value of these business units and the related goodwill, could change over time based on a variety of factors, including the actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

     Contingencies -- In the ordinary course of business, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS 5). SFAS 5 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency were settled for an amount greater than our estimates, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than our estimate, a future credit to income would result.

     Income Taxes -- Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries as it is our intention to reinvest such earnings for an indefinite period of time. The Company has significant operations outside the United States and in jurisdictions with statutory tax rates both higher and lower than in the United States. As a result, significant tax and treasury planning and analysis of future operations are necessary to determine the proper amounts of tax assets, liabilities and expense to be recognized.

     The Company has reserved the deferred tax benefit of certain tax loss carryforwards in foreign countries that, if realized, would reduce future income tax expense by approximately $5,540,000. Of this amount, $936,000 expires in various years through 2008, and $4,604,000 has no expiration date. In addition, the Company has U.S. foreign tax credit carryforwards of approximately $800,000 which expire in 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2004, if market interest rates increase one percent, the Company's interest expense would increase approximately $1.7 million.

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

SUMMARIZED QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED) THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA

                                 MARCH 31   JUNE 30    SEPT. 30   DEC. 31     TOTAL
QUARTER ENDED 2004               --------   --------   --------   --------   --------
     Net Sales.................  $185,518   $196,755   $199,381   $221,416   $803,070
     Gross Profit..............   61,058      58,596     54,095     65,026    238,775
     Net Income................    8,856       6,103      3,820      6,931     25,710
     Per Share.................      .27         .18        .11        .20        .76

                                  MARCH 31   JUNE 30    SEPT. 30   DEC. 31     TOTAL
QUARTER ENDED 2003                --------   --------   --------   --------   --------
     Net Sales..................  $163,221   $168,964   $152,400   $176,507   $661,092
     Gross Profit...............    53,843     49,724     44,160     52,561    200,288
     Net Income.................     7,192      3,276      1,507      4,351     16,326
     Per Share..................       .21        .10        .05        .13        .49

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myers Industries, Inc. and Subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     As explained in the Goodwill and Intangible Assets note, effective January 1, 2002, the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP
Akron, Ohio
March 15, 2005

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                         2004           2003           2002
                                                     ------------   ------------   ------------
Net sales..........................................  $803,070,387   $661,091,504   $607,991,158
Cost of sales......................................   564,295,649    460,803,695    406,572,783
                                                     ------------   ------------   ------------
  Gross profit.....................................   238,774,738    200,287,809    201,418,375
                                                     ------------   ------------   ------------
Operating expenses
  Selling..........................................   111,674,885     98,536,272     88,407,389
  General and administrative.......................    76,573,941     67,030,583     60,840,409
                                                     ------------   ------------   ------------
                                                      188,248,826    165,566,855    149,247,798
                                                     ------------   ------------   ------------
     Operating income..............................    50,525,912     34,720,954     52,170,577
                                                     ------------   ------------   ------------
Gain on sale of plant..............................     1,524,598            -0-            -0-
Interest
  Income...........................................      (611,272)      (366,324)      (461,038)
  Expense..........................................    13,933,022     10,440,762     12,270,787
                                                     ------------   ------------   ------------
                                                       13,321,750     10,074,438     11,809,749
                                                     ------------   ------------   ------------
Income before income taxes.........................    38,728,760     24,646,516     40,360,828
Income taxes.......................................    13,019,000      8,321,000     16,401,000
                                                     ------------   ------------   ------------
Net income.........................................  $ 25,709,760   $ 16,325,516   $ 23,959,828
                                                     ------------   ------------   ------------
Net income per share...............................  $        .76   $        .49   $        .73
                                                     ============   ============   ============
Weighted average shares outstanding................    33,846,511     33,138,086     32,969,027
                                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                        AS OF DECEMBER 31, 2004 AND 2003

                                                                  2004           2003
                                                              ------------   ------------
ASSETS
CURRENT ASSETS
  Cash......................................................  $  8,018,623   $  5,666,997
  Accounts receivable -- less allowances of $5,740,000 and
    $4,245,000, respectively................................   151,068,463    114,038,680
  Inventories
      Finished and in-process products......................    82,022,726     61,240,225
      Raw materials and supplies............................    38,339,728     22,613,029
                                                              ------------   ------------
                                                               120,362,454     83,853,254
  Prepaid expenses..........................................     4,622,637      4,374,210
                                                              ------------   ------------
TOTAL CURRENT ASSETS........................................   284,072,177    207,933,141
OTHER ASSETS
  Goodwill..................................................   279,576,020    224,298,302
  Intangible assets, net....................................     6,576,433      2,321,584
  Other.....................................................     4,889,142      3,229,351
                                                              ------------   ------------
                                                               291,041,595    229,849,237
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land......................................................     9,190,588      8,461,003
  Buildings and leasehold improvements......................    90,675,147     80,588,395
  Machinery and equipment...................................   409,188,994    352,995,191
                                                              ------------   ------------
                                                               509,054,729    442,044,589
  Less allowances for depreciation and amortization.........   298,565,939    258,200,161
                                                              ------------   ------------
                                                               210,488,790    183,844,428
                                                              ------------   ------------
                                                              $785,602,562   $621,626,806
                                                              ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 72,858,791   $ 39,731,250
  Accrued expenses
      Employee compensation and related items...............    34,126,487     30,975,836
      Taxes, other than income taxes........................     2,640,474      2,874,171
      Accrued interest......................................     1,113,128        608,575
      Other.................................................    23,405,957     15,533,529
  Current portion of long-term debt.........................     2,107,090      4,452,137
                                                              ------------   ------------
TOTAL CURRENT LIABILITIES...................................   136,251,927     94,175,498
LONG-TERM DEBT, LESS CURRENT PORTION........................   275,252,278    211,002,691
DEFERRED INCOME TAXES.......................................    28,094,321     21,924,269
SHAREHOLDERS' EQUITY
  Serial Preferred Shares (authorized 1,000,000 shares).....           -0-            -0-
  Common Shares, without par value (authorized 60,000,000
    shares; outstanding 34,645,948 and 33,201,582 shares,
    respectively)...........................................    21,090,960     18,369,240
  Additional paid-in capital................................   266,257,630    217,019,810
  Accumulated other comprehensive income....................    26,089,410     10,934,860
  Retained income...........................................    32,566,036     48,200,438
                                                              ------------   ------------
                                                               346,004,036    294,524,348
                                                              ------------   ------------
                                                              $785,602,562   $621,626,806
                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                               ACCUMULATED
                                    COMMON SHARES             ADDITIONAL          OTHER
                              --------------------------       PAID-IN        COMPREHENSIVE       RETAINED       COMPREHENSIVE
                                NUMBER         AMOUNT          CAPITAL           INCOME            INCOME           INCOME
                              ----------     -----------     ------------     -------------     ------------     -------------
BALANCE AT JANUARY 1,
  2002......................  23,847,694     $14,503,828     $217,594,648      (34,411,755)     $ 19,839,488              -0-
Additions
  Net income................         -0-             -0-              -0-              -0-        23,959,828       23,959,828
  Sales under option
    plans...................     166,837         102,297        1,562,041              -0-               -0-              -0-
  Employees stock purchase
    plan....................      30,035          18,321          359,833              -0-               -0-              -0-
  Dividend reinvestment
    plan....................      16,415          10,015          228,067              -0-               -0-              -0-
  Foreign currency
    translation
    adjustment..............         -0-             -0-              -0-       19,404,517               -0-       19,404,517
Deductions
  Dividends -- $.18 per
    share...................         -0-             -0-              -0-              -0-        (5,878,169)             -0-
  Five-for-four stock
    split...................   6,010,755       3,666,751       (3,666,751)             -0-           (19,876)             -0-
  FAS 87 additional pension
    liability...............         -0-             -0-              -0-       (1,583,455)              -0-       (1,583,455)
                                                                                                                  -----------
Total comprehensive
  income....................                                                                                      $41,780,890
                              ----------     -----------     ------------     ------------      ------------      ===========
BALANCE AT DECEMBER 31,
  2002......................  30,071,736     $18,301,212     $216,077,838     $(16,590,693)     $ 37,901,271
                              ----------     -----------     ------------     ------------      ------------
Additions
  Net income................         -0-             -0-              -0-              -0-        16,325,516       16,325,516
  Sales under option
    plans...................      43,747          26,687          358,862              -0-               -0-              -0-
  Employees stock purchase
    plan....................      53,264          32,490          441,917              -0-               -0-              -0-
  Dividend reinvestment
    plan....................      14,509           8,851          141,193              -0-               -0-              -0-
  Foreign currency
    translation
    adjustment..............         -0-             -0-              -0-       27,413,845               -0-       27,413,845
  FAS 87 additional pension
    liability...............         -0-             -0-              -0-          111,708               -0-          111,708
Deductions
  Dividends -- $.18 per
    share...................         -0-             -0-              -0-              -0-        (6,026,349)             -0-
                                                                                                                  -----------
Total comprehensive
  income....................                                                                                      $43,851,069
                              ----------     -----------     ------------     ------------      ------------      ===========
BALANCE AT DECEMBER 31,
  2003......................  30,183,256     $18,369,240     $217,019,810     $ 10,934,860      $ 48,200,438
                              ----------     -----------     ------------     ------------      ------------
Additions
  Net income................         -0-             -0-              -0-              -0-        25,709,760       25,709,760
  Sales under option
    plans...................     230,697         140,204        1,759,287              -0-               -0-              -0-
  Employees stock purchase
    plan....................      40,749          24,856          425,329              -0-               -0-              -0-
  Dividend reinvestment
    plan....................       9,926           6,055          118,224              -0-               -0-              -0-
  Stock issued for
    acquisition.............   1,054,900         643,489       13,982,523              -0-               -0-              -0-
  Foreign currency
    translation
    adjustment..............                         -0-              -0-       14,399,896               -0-       14,399,896
  FAS 87 additional pension
    liability...............         -0-             -0-              -0-          754,654               -0-          754,654
Deductions
  Dividends -- $.19 per
    share...................         -0-             -0-              -0-              -0-        (6,478,502)             -0-
  10% stock dividend........   3,126,420       1,907,116       32,952,457              -0-       (34,865,660)             -0-
                                                                                                                  -----------
Total comprehensive
  income....................                                                                                      $40,864,310
                              ----------     -----------     ------------     ------------      ------------      ===========
BALANCE AT DECEMBER 31,
  2004......................  34,645,948     $21,090,960     $266,257,630     $ 26,089,410      $ 32,566,036
                              ==========     ===========     ============     ============      ============

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                         2004           2003           2002
                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.......................................  $ 25,709,760   $ 16,325,516   $ 23,959,828
  Items not affecting use of cash
     Depreciation..................................    36,707,612     34,777,734     34,550,402
     Amortization of intangible assets.............     2,467,395      1,777,258      1,163,688
     Deferred income taxes.........................       (71,426)     4,415,099      4,526,372
     Gain on sale of plant.........................    (1,524,598)           -0-            -0-
  Cash flow provided by (used for) working capital
     Accounts receivable...........................   (17,919,687)     4,855,862        553,688
     Inventories...................................   (24,990,962)     2,975,650        741,868
     Prepaid expenses..............................       984,640        908,618     (1,481,808)
     Accounts payable and accrued expenses.........    25,061,271    (14,901,650)     1,491,683
                                                     ------------   ------------   ------------
       Net cash provided by operating activities...    46,424,005     51,134,087     65,505,721
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of businesses, net of cash
     acquired......................................   (41,491,886)      (776,058)    (2,819,901)
  Proceeds from sale of plant......................     2,522,179            -0-            -0-
  Additions to property, plant and equipment,
     net...........................................   (25,899,044)   (20,009,908)   (28,389,133)
  Other............................................      (774,358)    (1,116,197)      (626,456)
                                                     ------------   ------------   ------------
       Net cash used for investing activities......   (65,643,109)   (21,902,163)   (31,835,490)
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt proceeds..........................           -0-    100,000,000            -0-
  Repayment of long-term debt......................           -0-    (41,500,000)   (12,000,000)
  Net borrowing (repayments) -- on credit
     facility......................................    25,718,043    (79,264,114)   (23,773,496)
  Deferred financing costs.........................      (951,508)    (1,042,232)           -0-
  Cash dividends paid..............................    (6,478,502)    (6,026,349)    (5,878,169)
  Proceeds from issuance of common stock...........     2,473,955      1,010,000      2,280,574
                                                     ------------   ------------   ------------
       Net cash provided by (used for) financing
          activities...............................    20,761,988    (26,822,695)   (39,371,091)
EFFECT OF EXCHANGE RATE
       CHANGES ON CASH.............................       808,742      1,555,434        328,230
                                                     ------------   ------------   ------------
INCREASE (DECREASE) IN CASH........................     2,351,626      3,964,663     (5,372,630)
  CASH AT JANUARY 1................................     5,666,997      1,702,334      7,074,964
                                                     ------------   ------------   ------------
  CASH AT DECEMBER 31..............................  $  8,018,623   $  5,666,997   $  1,702,334
                                                     ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for
       Interest....................................  $ 12,763,567   $  9,555,766   $ 12,023,900
                                                     ============   ============   ============
       Income taxes................................    12,810,773      4,809,142     11,617,883
                                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has certain investments that are accounted for under the cost method. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES

     All balance sheet accounts of consolidated foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period and income statement items are translated monthly at an average currency exchange rate for the period. The resulting translation adjustment is recorded in other comprehensive income as a separate component of shareholders' equity.

FINANCIAL INSTRUMENTS

     Financial instruments consisting of cash, trade and notes receivable are considered to have a fair value which approximates carrying value due to the short term maturity of these instruments. The carrying value of the company's long term debt includes borrowing under a revolving credit facility which approximates fair value due to its variable interest rates and senior notes which also have a fair value approximately equal to carrying value at December 31, 2004.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company's diversified operations, with customers spread across many industries and countries. No single customer accounts for more than two percent of total sales and no country, outside of the United States, accounts for more than ten percent of total sales. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required.

INVENTORIES

     Inventories are stated at the lower of cost or market. For approximately 36 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

     If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $8,459,000, $4,074,000, and $4,455,000 higher than reported at December 31, 2004, 2003 and 2002, respectively.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings...................................................   20 to 30 years
Leasehold Improvements......................................    7 to 10 years
Machinery and Equipment.....................................    3 to 10 years
Vehicles....................................................    1 to  3 years

LONG-LIVED ASSETS

     The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or discounted future cash flows resulting from the use and ultimate disposition of the asset. In 2004, the Company recorded expense of approximately $317,000 to write off the unamortized intangible assets and net book value of molds related to a small consumer product line which the Company decided to discontinue. There were no impairment charges recorded in connection with the long-lived assets in 2003 or 2002.

REVENUE RECOGNITION

     The Company recognizes revenue from sales when goods are shipped and title has passed to the customer.

SHIPPING AND HANDLING

     Shipping and handling expenses are classified as selling expenses in the accompanying statements of consolidated Income. The Company incurred shipping and handling costs of approximately $21.9 million, $17.9 million and $15.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

INCOME TAXES

     Deferred income taxes are provided to recognize differences between financial statement and income tax reporting, principally for depreciation, tax deductible goodwill, non-deductible reserves and certain valuation allowances. No provision is made for U.S. income taxes on the unremitted earnings of foreign subsidiaries as the Company's intention is to indefinitely reinvest these earnings in the operations of these subsidiaries. The Company intends to review this policy for 2005 given the impact of The American Jobs Creation Act of 2004.

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

     Under the provisions of SFAS No. 142, the Company was required to perform a transitional goodwill impairment test within six months of adopting the new standard and to test for impairment on at least an annual basis thereafter. The Company conducts its annual impairment assessment of October 1. In evaluating goodwill for impairment the Company uses a combination of valuation techniques including the use of market

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
based multiples and discounted cash flows to determine the fair values of its business reporting units. The variables and assumptions used, including the projections of future cash flows, the discount rates and the market multiples observed in sale transactions are determined separately for each reporting unit. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. These tests resulted in no impairment to the recorded amounts of goodwill in 2004, 2003 or 2002. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002, at which time accumulated amortization was $30.7 million. The change in goodwill for the year ended December 31, 2004 is as follows:

                                  BALANCE AT                     FOREIGN CURRENCY      BALANCE AT
           SEGMENT              JANUARY 1, 2004   ACQUISITIONS     TRANSLATION      DECEMBER 31, 2004
           -------              ---------------   ------------   ----------------   -----------------
Distribution of aftermarket
  repair products and
  services....................     $    214         $     0           $    0            $    214
Manufacturing of material
  handling products -- North
  America.....................       30,383               0                0              30,383
Manufacturing of material
  handling
  products -- Europe..........      108,360               0            8,531             111,891
Manufacturing of automotive
  and custom products.........       24,554          35,646                0              60,199
Manufacturing of lawn and
  garden products.............       60,787          11,102                0              71,889
                                   --------         -------           ------            --------
Total.........................     $224,298         $46,747           $8,531            $279,576
                                   ========         =======           ======            ========

     Intangible assets other than goodwill primarily consists of customer relationship assets established in connection with the purchase accounting for ATP Automotive (see Acquisitions footnote) or to patents held by the Company. These intangible assets are amortized over their estimated useful lives, which for the customer relationship intangibles is 7 to 10 years and for patents is the period through their expiration date, not to exceed 17 years. Estimated annual amortization expense for the five years ending December 31, 2009 are:
$1,307,000 in 2005; $1,307,000 in 2006; $1,238,000 in 2007; $1,086,000 in 2008
and $802,000 in 2009.

NET INCOME PER SHARE

     Net income per share, as shown on the Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the year, and for all periods shown basic and diluted earnings per share are identical. During the year ended December 31, 2004, the Company issued a 10 percent stock dividend and in the year ended December 31, 2002, the Company declared a five-for-four stock split. All per share data has been adjusted for the stock dividend and split.

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

     The alternative policy in SFAS No. 123, "Accounting for Stock Based Compensation," provides that compensation expense be recognized based on the fair value of the options awarded, determined by an option pricing model. If the Company had recognized compensation expense using the fair value method under SFAS No. 123 rather than APB 25, net income would not have been materially different than reported amounts and net income per share would be identical for 2004, 2003 and 2002. In calculating the fair value

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
compensation expense under SFAS No. 123, the Company uses a Black Scholes option pricing model and assumes that all options will vest and be exercised at the expiration date of the grant. Other assumptions used in calculating the compensation expense for options granted in 2003 include a dividend yield of 2.3 percent, a risk free interest rate of 3.875 percent and a volatility measure based on the Company's stock beta of .85.

                                                           2004      2003      2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  -------   -------   -------
Net income as reported..................................  $25,710   $16,326   $23,960
Stock option compensation as reported...................      -0-       -0-       -0-
Fair value of stock option compensation.................      -0-         9       -0-
                                                          -------   -------   -------
Proforma net income.....................................  $25,710   $16,317   $23,960
                                                          =======   =======   =======
Net income per share:
  Basic and diluted as reported.........................  $   .76   $   .49   $   .73
  Basic and diluted proforma............................  $   .76   $   .49   $   .73

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share Based Payment" (SFAS No. 123R). SFAS No. 123R requires the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair value measurement objective in determining the value of such cost. SFAS No. 123R will become effective for the Company beginning in the third quarter of 2005. The Company is currently evaluating the impact of SFAS No. 123R on its financial statements.

CONTINGENCIES

     On July 15, 2004, the Company announced that it was reporting to the U.S. Department of Justice and the Securities and Exchange Commission (SEC) certain international business practices that are believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by a foreign subsidiary to prohibited customers in certain prohibited international jurisdictions. These business practices have been discontinued and an investigation, which is not yet completed, is being conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. If the government determines that these incidents were unlawful, the government could take action against the Company and/or some of its employees. The Company will seek to settle any enforcement issues arising from these matters, however, at this time the Company cannot reasonably estimate its potential liability and, therefore, has not recorded any provision for any resulting settlement or potential fines and penalties as of December 31, 2004. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question had no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of prior reported financial results since it is believed that these transactions were accurately reported in the Company's financial statements.

ACQUISITIONS

     On March 10, 2004, the Company acquired all of the shares of ATP Automotive, Inc. (ATP), a subsidiary of Applied Tech LLC. ATP and its operating subsidiaries Michigan Rubber Products (MRP) and WEK Industries (WEK) are manufacturers of molded rubber and plastic products for the automotive industry with manufacturing facilities in Michigan (MRP) and Ohio (WEK). The acquired businesses had 2003 annual sales of approximately $60 million. The total purchase price was approximately $61 million, which includes the assumption of ATP debt outstanding as of the acquisition date. ATP complements our existing product offering in our plastic and rubber original equipment and replacements parts market. The

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as determined by appraisals, other studies and additional information as shown in the table below.

     On July 7, 2004, the Company acquired the operations and assets of Productivity California, Inc. (Pro Cal), a leading manufacturer of plastic nursery containers and specialty printed containers for professional growers. Based in South Gate, California, Pro Cal had net sales of approximately $28 million in 2003. The total acquisition cost was approximately $18.5 million including approximately $3.8 million in cash and 1,054,900 shares of the Company's stock. In addition, for a one-year period ending July 7, 2005, the Company has agreed to issue additional shares of common stock in the event that shares issued in connection with the Pro Cal acquisition are sold at a price below the $12.73 per share value at issuance or if the value of shares originally issued is below $12.73 on the anniversary date. As of December 31, 2004 no additional shares have been issued. In connection with the acquisition the Company also assumed approximately $10 million of Pro Cal debt. Pro Cal is a natural expansion to the Company's plastic horticultural product offering. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when appraisals and additional information become available.

     On September 24, 2004, the Company acquired certain assets of Premium Molding Inc. d/b/a Diakon Molding (Diakon), a manufacturer of plastic refuse collection containers and other blow molded products. Located in Reidsville, North Carolina, Diakon had net sales of approximately $5.2 million for the year ended June 30, 2004. Diakon enables Myers to better serve certain customers in the Southeastern United States. The assets acquired including cash, accounts receivable, inventory, machinery and equipment and intangibles such as customer lists, license and intellectual property were purchased for $4.4 million. In addition, the Company assumed certain liabilities of Diakon including trade payables and certain accrued liabilities related to the business operations.

     The allocations of purchase price for ATP and Diakon, and the preliminary allocation for Pro Cal are as follows:

                                                          ATP      PRO CAL    DIAKON
(IN THOUSANDS)                                          --------   --------   -------
Assets acquired:
  Cash................................................  $    153   $  1,549   $   166
  Accounts receivable.................................     9,996      3,375     1,397
  Inventory...........................................     3,878      4,535     1,037
  Property, plant and equipment.......................    17,179     14,889     2,954
  Other...............................................     2,101        215         6
                                                        --------   --------   -------
                                                          33,307     24,563     5,560
Liabilities assumed:
  Debt................................................   (26,045)    (9,519)      -0-
  Accounts payable and accruals.......................    (8,644)    (4,820)   (2,127)
  Deferred taxes......................................    (4,041)    (2,862)      -0-
                                                        --------   --------   -------
                                                         (38,730)   (17,201)   (2,127)
Intangible-customer relationships.....................     5,867        -0-       -0-
Goodwill..............................................    34,726     11,102       919
                                                        --------   --------   -------
Total consideration in cash and stock.................  $ 35,170   $ 18,464   $ 4,352
                                                        ========   ========   =======

     Of the $46,747,000 allocated to goodwill in the above transactions, $12,393,000 is tax-deductible goodwill.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     The results of ATP's, Pro Cal's and Diakon's operations are included in the Company's consolidated results of operations from the dates of acquisition. ATP and Diakon have been included in the Automotive and Custom Segment while Pro Cal is included in the Lawn and Garden Segment. The following unaudited proforma information presents a summary of consolidated results of operations for the Company including ATP, Pro Cal and Diakon as if the acquisitions occurred January 1, 2003.

                                                                2004       2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      --------   --------
Net sales...................................................  $835,039   $748,288
Net income..................................................    27,663     22,348
Net income per share........................................       .82        .65

     These unaudited proforma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisitions taken place on January 1, 2003 or future results.

STOCK OPTIONS

     In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors the right to purchase Common Stock of the Company at the market price on the date of grant. In general, options granted and outstanding permit 20 percent of the shares granted to be exercised after six months, with additional vesting of 20 percent exercisable each year thereafter, with the options expiring ten years from the date of grant. At December 31, 2004, there were 1,887,728 stock option shares available for future grant. The activity listed below covers the 1999 Stock Plan, the 1997 Incentive Stock Plan and the 1992 Stock Option Plan.

     Options granted during the past three years:

                                                                                WEIGHTED
                                                                                AVERAGE
YEAR                                                 SHARES        PRICE         PRICE
----                                                 -------   --------------   --------
2004...............................................   19,250   $        11.51    $11.51
2003...............................................  267,464   $8.00 to $9.08    $ 8.07
2002...............................................    6,875   $        11.20    $11.20

     Options exercised during the past three years:

                                                                          WEIGHTED AVERAGE
YEAR                                          SHARES         PRICE         EXERCISE PRICE
----                                          -------   ---------------   ----------------
2004........................................  271,457   $7.44 to $12.64        $8.01
2003........................................   36,565   $7.60 to $ 9.08        $7.84
2002........................................  280,316   $7.44 to $ 9.02        $8.18

     In addition, options totaling 105,241 and 363,318 expired during the years ended December 31, 2004 and 2003, respectively. Options outstanding and exercisable at December 31, 2004, 2003 and 2002 were as follows:

                                               RANGE OF EXERCISE                 WEIGHTED AVERAGE
YEAR                             OUTSTANDING        PRICES         EXERCISABLE    EXERCISE PRICE
----                             -----------   -----------------   -----------   ----------------
2004...........................    507,991     7$.44 to $12.29..     276,962          $ 8.20
2003...........................    865,439     7$.44 to $12.64..     528,974          $ 8.43
2002...........................    997,858     7$.44 to $14.35..     737,725          $10.12

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

LONG-TERM DEBT AND CREDIT AGREEMENTS

     Long-term debt at December 31, consisted of the following:

                                                               2004           2003
                                                           ------------   ------------
Revolving credit agreement...............................  $169,971,052   $ 98,900,919
Senior notes.............................................   100,000,000    100,000,000
Industrial revenue bonds.................................     4,000,000      4,000,000
Other....................................................     3,388,318     12,553,909
                                                           ------------   ------------
                                                            277,359,368    215,454,828
Less current portion.....................................     2,107,090      4,452,137
                                                           ------------   ------------
                                                           $275,252,278   $211,002,691
                                                           ============   ============

     On February 27, 2004, the Company entered into a new unsecured revolving credit facility (the Credit Facility) which enables the Company to borrow up to $225 million, including up to $50 million available for multi-currency loans in freely traded foreign currencies. Borrowing under the new Credit Facility were used to refinance the Company's revolving credit borrowings outstanding at that time, fund the acquisitions of ATP and Pro Cal and for general corporate purposes. Interest is based on the Prime rate or Euro dollar rate (for U.S. or Canadian dollar loans) or Eurocurrency Rate (for other multi-currency loans) plus an applicable margin that varies depending on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At December 31, 2004 interest on the Credit Facility was 3.81%.In addition, the Company pays a quarterly facility fee. The Credit Facility expires in February 2009.

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

     In addition, at December 31, 2004, the Company had $7.4 million of other long-term debt consisting of industrial revenue bonds, certain indebtedness of acquired companies, and in-country credit facilities for the Company's international operations. The weighted average interest rate on these amounts outstanding at December 31, 2004, was 3.76 percent.

     The Credit Facility and Notes contain customary covenants including the maintenance of minimum consolidated net worth, certain financial ratios regarding leverage and interest coverage, and limitation on annual capital expenditures. The Company was in compliance with all of its debt covenant requirements at December 31, 2004.

     Maturities of long-term debt under the loan agreements in place at December 31, 2004 for the five years ending December 31, 2009 were approximately:
$2,107,090 in 2005; $545,000 in 2006; $376,000 in 2007; $361,000 in 2008 and
$169,971,000 in 2009.

RETIREMENT PLANS

     The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. Two plans are defined benefit plans with benefits primarily based upon a fixed amount for each completed year of service as defined.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     For the Company's defined benefit plans, the net periodic pension cost was as follows:

                                                      2004        2003        2002
                                                    ---------   ---------   ---------
Service cost......................................  $ 240,314   $ 198,305   $ 188,990
Interest cost.....................................    333,201     319,292     303,202
Expected return on assets.........................   (343,796)   (239,885)   (261,029)
Amortization of transition obligation.............          0      (2,945)     (2,942)
Amortization of prior service cost................     42,776      42,776      42,776
Amortization of net loss..........................     67,536      76,748      14,032
                                                    ---------   ---------   ---------
Net periodic pension cost.........................  $ 340,031   $ 394,291   $ 285,029
                                                    =========   =========   =========

     The reconciliation of changes in projected benefit obligations are as follows:

                                                      2004         2003         2002
                                                   ----------   ----------   ----------
Benefit obligation at beginning of year..........  $5,684,187   $4,884,755   $4,485,321
  Service cost...................................     240,314      198,305      188,990
  Interest cost..................................     333,201      319,292      303,202
  Plan amendments................................           0            0            0
  Actuarial loss.................................     139,729      455,307       66,248
  Benefits paid..................................    (251,979)    (173,472)    (159,006)
                                                   ----------   ----------   ----------
Benefit obligation at end of year................  $6,145,452   $5,684,187   $4,884,755
                                                   ==========   ==========   ==========

     The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

                                                              2004   2003
                                                              ----   ----
Discount rate for net periodic pension cost.................  6.00%  6.75%
Discount rate for benefit obligations.......................  5.75%  6.00%
Expected long-term return of plan assets....................  8.00%  8.00%

     Future benefit increases were not considered, as there is no substantive commitment to increase benefits. The expected long-term rate of return assumption is based on the actual historical rate of return on assets adjusted to reflect recent market conditions and future expectation consistent with the Company's current asset allocation and investment policy.

     The following table reflects the change in the fair value of the plans' assets:

                                                      2004         2003         2002
                                                   ----------   ----------   ----------
Fair value of plan assets at beginning of year...  $3,937,937   $2,843,312   $3,199,226
Actual return on plan assets.....................     583,865      766,459     (550,240)
Company contribution.............................   1,003,612      535,000      369,000
Expenses paid....................................     (75,221)     (33,362)     (15,668)
Benefits paid....................................    (251,979)    (173,472)    (159,006)
                                                   ----------   ----------   ----------
Fair value of plan assets at end of year.........  $5,198,214   $3,937,937   $2,843,312
                                                   ==========   ==========   ==========

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     The weighted average asset allocations for the Company's defined benefit plans at December 31, 2004 and 2003, are as follows:

                                                              2004   2003
                                                              ----   ----
Equities securities.........................................   82%    82%
Debt securities.............................................   17     17
Cash........................................................    1      1
                                                              ---    ---
Total.......................................................  100%   100%
                                                              ===    ===

     The Company's investment policy related to the defined benefit plans is to provide for aggressive capital growth with moderate income production. Capital growth through equity exposure is emphasized which is balanced with small to moderate use of fixed income investments. Equity exposure is limited to a maximum of 85 percent of the total portfolios.

     The following table provides a reconciliation of the funded status of the plans, both of which were underfunded at December 31, 2004 and 2003:

                                                                 2004         2003
                                                              ----------   -----------
Funded status...............................................  $ (947,238)  $(1,746,250)
Unrecognized liability......................................           0             0
Unrecognized prior service cost.............................     276,149       318,925
Unrecognized net loss.......................................   1,379,093     1,471,748
                                                              ----------   -----------
Net amount recognized.......................................  $  708,004   $    44,423
                                                              ==========   ===========

     Under the provisions of SFAS No. 87, the Company recorded an additional minimum pension liability of $1,655,242 in other accrued expenses at December 31, 2004, of which $717,092 has been recorded as a component of accumulated other comprehensive income and $276,149 as an intangible pension asset. The accumulated benefit obligation for the defined benefit plans was $6,145,452 and $5,684,187 at December 31, 2004 and 2003, respectively. The Company does not expect to make a contribution to its defined benefit pension plans in 2005.

     Benefit payments projected for the plans are as follows:

2005........................................................   $  251,200
2006........................................................      273,933
2007........................................................      299,629
2008........................................................      322,023
2009........................................................      354,405
2010 - 2014.................................................    2,185,956

     A profit sharing plan is maintained for the Company's U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. Profit sharing plan expense was $1,510,000, $1,450,000 and $1,700,000, for the years 2004, 2003 and 2002, respectively. In addition, the Company has a Supplemental Executive Retirement Plan (SERP) to provide participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. Expense related to the SERP was $1,175,000, $1,044,000 and $253,000 for the years 2004, 2003 and 2002, respectively. The SERP is unfunded. As of December 31, 2004 and 2003 the SERP had an accrued balance of $4,508,000 and $3,725,000, respectively. The accrued liabilities related to the profit sharing plan and the SERP are included in the employee compensation and related items liability on the accompanying statements of consolidated financial position.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

LEASES

     The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $12,466,000, $10,836,000, and $9,395,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Future minimum rental commitments for the next five years are as follows:

YEAR ENDED
DECEMBER 31,                                      COMMITMENT
------------                                      -----------
  2005.........................................   $13,275,000
  2006.........................................    10,076,000
  2007.........................................     7,880,000
  2008.........................................     6,617,000
  2009.........................................     5,217,000
  Thereafter...................................     8,925,000

INCOME TAXES

     The effective tax rate was 33.6% in 2004, 33.8% in 2003 and 40.6% in 2002. A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                              PERCENT OF PRE-TAX INCOME
                                                              -------------------------
                                                              2004      2003      2002
                                                              -----     -----     -----
Statutory Federal income tax rate...........................  35.0%     35.0%     35.0%
State Income Taxes -- net of Federal tax benefit............   4.1       3.1       4.2
Foreign tax rate differential...............................  (4.9)     (4.7)      1.1
Other.......................................................  (0.6)      0.4       0.3
                                                              ----      ----      ----
Effective tax rate for the year.............................  33.6%     33.8%     40.6%
                                                              ====      ====      ====

     Income before income taxes was attributable to the following sources:

                                                             (DOLLAR IN THOUSANDS)
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
United States...........................................  $30,511   $16,917   $34,231
Foreign.................................................    8,218     7,730     6,130
                                                          -------   -------   -------
Totals..................................................  $38,729   $24,647   $40,361
                                                          =======   =======   =======

     Income taxes consisted of the following:

                                       2004                 2003                 2002
                                ------------------   ------------------   ------------------
                                CURRENT   DEFERRED   CURRENT   DEFERRED   CURRENT   DEFERRED
                                -------   --------   -------   --------   -------   --------
(DOLLARS IN THOUSANDS)
Federal.......................  $ 8,690   $   928    $2,904     $2,694    $ 7,269    $3,921
Foreign.......................    2,154    (1,173)      163      1,376      2,471       123
State and local...............    2,246       174       839        345      2,135       482
                                -------   -------    ------     ------    -------    ------
                                $13,090   $   (71)   $3,906     $4,415    $11,875    $4,526
                                =======   =======    ======     ======    =======    ======

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     Significant components of the Company's deferred taxes as of December 31, 2004 and 2003 are as follows:

                                                               2004      2003
                                                              -------   -------
(DOLLARS IN THOUSANDS)
Deferred income tax liabilities
  Property, plant and equipment.............................  $26,270   $22,483
  Tax deductible goodwill...................................    8,051     3,911
  Employee benefit trust....................................        0       602
  Other.....................................................    3,062     2,473
                                                              -------   -------
                                                               37,383    29,469
Deferred income tax assets
  Compensation..............................................    3,338     3,683
  Inventory valuation.......................................      970     1,150
  Allowance for uncollectible accounts......................    1,333       817
  Non-deductible accruals...................................    3,648     1,895
                                                              -------   -------
                                                                9,289     7,545
                                                              -------   -------
Net deferred income tax liability...........................  $28,094   $21,924
                                                              =======   =======

     In addition, the Company has reserved the deferred tax benefit of certain tax loss carryforwards in foreign countries that if realized would reduce future income tax expense by approximately $5,540,000 at December 31, 2004 and $6,504,000 at December 31, 2003. The net change in the reserve is $964,000 from year to year. Of these carryforwards at December 31, 2004, $936,000 expires in various years through 2008, and $4,604,000 has no expiration date. The Company also has U.S. foreign tax credit carryforwards of approximately $800,000 which expire in 2009.

     The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain provisions are met. Myers Industries has an accounting policy to not record a provision for unremitted earnings of foreign subsidiaries as it has been the Company's intention to indefinitely reinvest these earnings of these subsidiaries. The Company has not yet evaluated the effects of the tax law change on its policy of reinvesting foreign earnings. The Company expects to complete its evaluation by June 30, 2005. The amounts being considered for repatriation range from $0 to $15,000,000, which would have an income tax effect of up to $788,000.

     The proforma effect on earnings would be as follows:

                                                              AS REPORTED   PROFORMA
                                                                 2004         2004
                                                              -----------   --------
(IN THOUSANDS, EXCEPT PER SHARE)
Income before income taxes..................................    $38,729     $38,729
Income taxes................................................     13,020      13,808
                                                                -------     -------
Net income..................................................    $25,710     $24,921
                                                                =======     =======
Net income per share:.......................................    $   .76     $   .74
                                                                =======     =======

INDUSTRY SEGMENTS

     In 2004, the Company changed its reportable business segments. The business segment information for 2003 and 2002 has been restated to conform with the current year business segment presentation.

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

     The Company's business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, these business units have been aggregated into five reportable segments. These include four manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling -- North America, 2) Material Handling -- Europe,
3) Automotive and Custom, and 4) Lawn and Garden. The fifth segment is Distribution of tire, wheel, and undervehicle service products. The aggregation of operating segments is based on management by the chief operating decision-maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics.

     In each of its four manufacturing segments, the Company designs, produces, and markets a wide range of polymer products for diverse markets, customers, and applications. These products are made through a variety of molding processes in 31 facilities located throughout North America and Europe.

     The Material Handling -- North America and Material Handling -- Europe Segments include a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, and storage and organization products. The product selection, manufacturing processes, and markets served by each segment are similar. The North American segment includes operations conducted in the United States, Canada, and Mexico; the European segment includes operations conducted in Belgium, the Czech Republic, Denmark, France, Germany, Italy, Portugal, Spain, Switzerland, the United Kingdom. The reusable container products in both segments provide customers with cost-saving material handling solutions for applications such as shipping heavy automotive parts to assembly lines, transporting perishable food products to retailers, organizing small parts, and creating custom storage systems. Markets served encompass various niches of industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both direct to end-users and through distributors.

     In the Automotive and Custom Segment, the Company engineers and manufactures plastic and rubber original equipment and replacement parts, rubber tire repair and retread products, and a diverse array of custom plastic and rubber products. Representative products include: plastic HVAC ducts, water/waste storage tanks, and interior/exterior vehicle trim components; rubber air intake hoses, vibration isolators, emissions tubing assemblies, and trailer bushings; and custom products such as plastic tool boxes and calendered rubber sheet stock. The segment serves a diverse group of niche markets: automotive, recreational vehicle, recreational marine, heavy truck, construction and agriculture equipment, healthcare, and transportation, to name a few.

     Myers Industries' Lawn and Garden Segment meets the complete needs of the North American horticultural market with plastic products such as seedling trays, nursery pots, hanging baskets, and custom printed containers, as well as decorative resin planters. Markets/customers include professional growers, greenhouses, nurseries, retail garden centers, mass merchandisers, and consumers.

     The Company's Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive underbody repair. The breadth and depth of the product line is unmatched in the industry, covering categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment operates domestically through 39 branches located in major cities throughout the United States and in foreign countries through export sales and businesses in which the Company holds an equity interest. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

     Total sales from foreign business units and export were approximately $242.4 million, $210.3 million and $182.5 million for the years 2004, 2003 and 2002, respectively. There are no individual foreign countries for which sales are material. Long-lived assets in foreign countries consisting primarily of property, plant and

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES
equipment and goodwill were approximately $167.9 million at December 31, 2004 and $156.8 million at December 31, 2003. No single customer accounts for 10 percent or more of total company net sales.

                                                         2004       2003       2002
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
NET SALES
Distribution of aftermarket repair products and
  services...........................................  $171,626   $158,317   $154,028
Manufacturing of material handling products -- North
  America............................................   189,393    172,102    161,687
Manufacturing of material handling
  products -- Europe.................................   167,158    149,255    127,418
Manufacturing of automotive and custom products......   171,089    102,496     98,799
Manufacturing of lawn and garden products............   118,544     93,458     80,729
Intra-segment elimination............................   (14,740)   (14,537)   (14,670)
                                                       --------   --------   --------
                                                       $803,070   $661,091   $607,991
                                                       ========   ========   ========
INCOME BEFORE INCOME TAXES
Distribution of aftermarket repair products and
  services...........................................  $ 17,289   $ 12,537   $ 16,970
Manufacturing of material handling products -- North
  America............................................    19,665      8,699     23,546
Manufacturing of material handling
  products -- Europe.................................     5,880      6,936      3,751
Manufacturing of automotive and custom products......    13,093      9,400      9,697
Manufacturing of lawn and garden products............    11,963      8,796      8,097
Corporate............................................   (15,839)   (11,647)    (9,890)
Interest expense-net.................................   (13,322)   (10,074)   (11,810)
                                                       --------   --------   --------
                                                       $ 38,729   $ 24,647   $ 40,361
                                                       ========   ========   ========
IDENTIFIABLE ASSETS
Distribution of aftermarket repair products and
  services...........................................  $ 48,339   $ 44,077   $ 50,934
Manufacturing of material handling products -- North
  America............................................   152,110    148,456    156,922
Manufacturing of material handling
  products -- Europe.................................   247,997    221,759    186,309
Manufacturing of automotive and custom products......   157,672     73,007     74,189
Manufacturing of lawn and garden products............   173,909    133,039    128,550
Corporate............................................     6,101      1,644      6,008
Intra-segment elimination............................      (525)      (355)      (430)
                                                       --------   --------   --------
                                                       $785,603   $621,627   $602,482
                                                       ========   ========   ========
CAPITAL ADDITIONS, NET
Distribution of aftermarket repair products and
  services...........................................  $    180   $     46   $     52
Manufacturing of material handling products -- North
  America............................................     6,576      7,160      8,728
Manufacturing of material handling
  products -- Europe.................................     8,164      4,900      8,040
Manufacturing of automotive and custom products......     5,420      2,557      4,516
Manufacturing of lawn and garden products............     5,352      4,408      6,611
Corporate............................................       207        939        442
                                                       --------   --------   --------
                                                       $ 25,899   $ 20,010   $ 28,389
                                                       ========   ========   ========

                    MYERS INDUSTRIES, INC. AND SUBSIDIARIES

                                                         2004       2003       2002
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
DEPRECIATION
Distribution of aftermarket repair products and
  services...........................................  $    361   $    383   $    433
Manufacturing of material handling products -- North
  America............................................    12,820     13,377     14,621
Manufacturing of material handling
  products -- Europe.................................     8,948      8,393      7,557
Manufacturing of automotive and custom products......     5,577      4,269      4,254
Manufacturing of lawn and garden products............     8,358      7,645      6,958
Corporate............................................       644        711        727
                                                       --------   --------   --------
                                                       $ 36,708   $ 34,778   $ 34,550
                                                       ========   ========   ========

                             MYERS INDUSTRIES, INC.

                          EMPLOYEE STOCK PURCHASE PLAN

                                    CONTENTS

Report of Independent Registered Public Accounting Firm on the Myers Industries, Inc. Employee Stock Purchase Plan

Financial Statements for the Myers Industries, Inc. Employee Stock Purchase
Plan:

     (1) Statements of Assets Available for Plan Benefits as of December 31, 2004 and 2003; and

     (2) Statements of Changes in Assets Available for Plan Benefits for the Years Ended December 31, 2004 and 2003.

Notes to Financial Statements for the Myers Industries, Inc. Employee Stock Purchase Plan

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Myers Industries, Inc.
Employee Stock Purchase Plan Administrator

     We have audited the accompanying statements of assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan as of December 31, 2004 and 2003, and the related statements of changes in assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred above present fairly, in all material respects, the assets available for plan benefits of the Myers Industries, Inc. Employee Stock Purchase Plan at December 31, 2004, and 2003, and the changes in its assets available for plan benefits for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Akron, Ohio
March 15, 2005

                             MYERS INDUSTRIES, INC.
                          EMPLOYEE STOCK PURCHASE PLAN

                STATEMENTS OF ASSETS AVAILABLE FOR PLAN BENEFITS
                           DECEMBER 31, 2004 AND 2003

                                                                2004       2003
                                                              --------   --------
Receivable from Trustee (Myers Industries, Inc.)............  $118,952   $109,202
                                                              ========   ========

          STATEMENTS OF CHANGES IN ASSETS AVAILABLE FOR PLAN BENEFITS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                2004        2003
                                                              ---------   ---------
Contributions:
Assets Available for Plan Benefits at beginning of year.....  $ 109,202   $ 113,348
                                                              ---------   ---------
Participants' contributions during the year.................    459,935     470,722
Assets Available for Stock Purchases........................    569,137     584,070
  Less:
Assets Used for Stock Purchases.............................   (450,185)   (474,868)
                                                              ---------   ---------
Assets Available for Plan Benefits at End of Year...........  $ 118,952   $ 109,202
                                                              =========   =========

              See the accompanying notes to financial statements.

                             MYERS INDUSTRIES, INC.
                              AMENDED AND RESTATED
                          EMPLOYEE STOCK PURCHASE PLAN

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.  DESCRIPTION OF PLAN

     The following description of the Myers Industries, Inc. ("Company") Employee Stock Purchase Plan ("Stock Plan") provides only general information. Participants should refer to the Plan Agreement and Prospectus for the Stock Plan for a more complete description of the Plan's provisions.

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

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

     (c) USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the plan administrator to make estimates and assumptions that affect the reported amount and disclosures. Actual results could differ from those estimates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9.(A)  CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2004.

     Management determined that it had insufficient controls over the process of determining and reporting business segment information in accordance with Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which constituted a material weakness in internal controls over financial reporting as of December 31, 2004. The Company has already corrected the material weakness and restated its business segment information for all periods presented in its consolidated financial statements included in this Annual Report on Form 10-K.

     Management understands that due to the existence of this material weakness at December 31, 2004, that it is unable to conclude that the Company's internal controls over financial reporting was effective as of December 31, 2004. It is also possible that, as a result of the ongoing evaluation of our internal controls over financial reporting, one or more additional deficiencies could be identified, which either individually or when aggregated with other deficiencies, could constitute an additional material weakness or weaknesses.

     MANAGEMENT'S REPORT AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company has made the decision to utilize the exemption provided by the Commission's order under Section 36 of the Securities Exchange Act of 1934, detailed in Release No. 50754 dated November 30, 2004. As such, the Company is not filing at this time either (a) Management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, or
(b) the related Attestation report of our Independent Registered Public Accounting Firm required by Item 308(b) of Regulation S-K. The Company intends to complete its Form 10-K by filing an amendment to such form to include these two items not later than 45 days after the end of the 75 day filing period specified in Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the directors of the Registrant, see "Election of Directors" on pages 4 through 9 of Registrant's Proxy Statement dated March 18, 2005 ("Proxy Statement"), which is incorporated herein by reference.

     The Board of Directors of the Registrant has determined that a majority of the current Audit Committee members would qualify as an "audit committee financial expert," and that each member of the Committee is "independent" under the applicable rules. The Board, however, has determined not to name any single member of the Audit Committee as "financial expert" since the Board does not believe such a designation is necessary for the Audit Committee or Board's effective performance.

     Information about the Executive Officers of Registrant appears in Part I of this Report.

     Disclosures by the Registrant with respect to compliance with Section 16(a) appear on page 8 of the Proxy Statement, and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Executive Compensation and Other Information" on pages 10 through 13 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Principal Shareholders," "Election of Directors" and "Beneficial Ownership" on page 20, pages 4 through 9, and page 14 respectively, of the Proxy Statement, which are incorporated herein by reference.

                                                                                                 (C)
                                                                                        NUMBER OF SECURITIES
                                                (A)                                    REMAINING AVAILABLE FOR
                                      NUMBER OF SECURITIES TO           (B)             FUTURE ISSUANCE UNDER
                                          BE ISSUED UPON          WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                             EXERCISE            EXERCISE PRICE OF        PLANS (EXCLUDING
                                      OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    SECURITIES REFLECTED
PLAN CATEGORY                           WARRANTS OR RIGHTS       WARRANTS OR RIGHTS        IN COLUMN (A))
-------------                         -----------------------   --------------------   -----------------------
EQUITY COMPENSATION PLANS APPROVED
  BY SECURITY HOLDERS(1)............          505,762                  $8.20                  2,035,947
EQUITY COMPENSATION PLANS NOT
  APPROVED BY SECURITY HOLDERS......              -0-                    -0-                        -0-
                                              -------                  -----                  ---------
Total...............................          505,762                    -0-                  2,035,947
                                              =======                  =====                  =========

---------------

(1) This information is as January 31, 2005 and includes the 1992, 1997 and 1999 Stock Plans, and the Employee Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Required information regarding fees paid to and services provided by the Company's independent auditor during the years ended December 31, 2004 and 2003 and the pre-approved policies and procedures of the Audit Committee of the Company's Board of Directors is set forth on page 17 of the Proxy Statement dated March 18, 2005, which is incorporated herein by reference.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the Registrant appear in
Part II of this Report:

     15. (A)(1) FINANCIAL STATEMENTS

      CONSOLIDATED FINANCIAL STATEMENTS OF MYERS INDUSTRIES, INC. AND
SUBSIDIARIES

        Report of Independent Registered Public Accounting Firm

        Statements of Consolidated Financial Position As Of December 31, 2004 and 2003

        Statements of Consolidated Income For The Years Ended December 31, 2004, 2003 and 2002

        Statements of Consolidated Shareholders' Equity and Comprehensive Income For The Years Ended December 31, 2004, 2003 and 2002

        Statements of Consolidated Cash Flows For The Years Ended December 31, 2004, 2003 and 2002

        Notes to Consolidated Financial Statements For The Years Ended December 31, 2004, 2003 and 2002

      FINANCIAL STATEMENTS FOR THE MYERS INDUSTRIES, INC. EMPLOYEE STOCK PURCHASE PLAN

        Statements of Assets Available for Plan Benefits As Of December 31, 2004 and 2003

        Statements of Changes in Assets Available for Plan Benefits For The Years Ended December 31, 2004 and 2003

     15. (A)(2) FINANCIAL STATEMENT SCHEDULES

        Selected Quarterly Financial Data For The Years Ended December 31, 2004 and 2003

        All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

     15. (B) EXHIBITS

                                 EXHIBIT INDEX

   3(a)  Myers Industries, Inc. Amended and Restated Articles of
         Incorporation.
   3(b)  Myers Industries, Inc. Amended and Restated Code of
         Regulations. Reference is made to Exhibit(3)(b) to Form 10-K filed with the Commission on March 26, 2003.
  10(a)  Myers Industries, Inc. Amended and Restated Employee Stock
         Purchase Plan. Reference is made to Exhibit 10(a) to Form
         10-K filed with the Commission on March 30, 2001.
  10(b)  Form of Indemnification Agreement for Directors and
         Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
  10(c)  Myers Industries, Inc. Amended and Restated 1992 Stock
         Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
  10(d)  Myers Industries, Inc. Amended and Restated Dividend
         Reinvestment and Stock Purchase Plan. Reference is made to
         Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
  10(e) Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement
         No. 333-90367) filed with the Commission on November 5,
         1999.*
  10(f)  Myers Industries, Inc. Amended and Restated 1999 Incentive
         Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 6, 2003.*
  10(g)  Myers Industries, Inc. Executive Supplemental Retirement
         Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
  10(h)  Employment Letter between Myers Industries, Inc. and John C.
         Orr dated February 14, 2003 as amended January 13, 2005.
  10(i)  Change of Control Agreement between Myers Industries, Inc.
         and John C. Orr dated February 14, 2003. Reference is made to Exhibit 10(i) to Form 10-Q filed with the Commission on May 6, 2003.*
  10(j)  Non-Disclosure and Non-Competition Agreement between Myers
         Industries, Inc. and John C. Orr dated July 18, 2000.
         Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
  10(k) Supplemental Compensation Agreement for Milton I. Wiskind dated April 25, 1996. Reference is made to Exhibit (10)(h) to Form 10-K filed with the Commission on March 26, 2003.*
  10(l)  Settlement and Release Agreement between Myers Industries,
         Inc. and Milton I. Wiskind dated February 22, 2004*.
  10(m)  Supplemental Compensation Agreement between Myers
         Industries, Inc. and Milton I Wiskind dated February 22,
         2005.*

  10(n)  Employment Contract between Myers Europe, SA (fka Myers AE,
         SA) and Jean-Paul Lesage dated February 1, 1999. Reference is made to Exhibit (10)(i) to Form 10-K filed with the
         Commission on March 26, 2003.*
  10(o)  Settlement Agreement between Allibert-Buckhorn Europe, SAS and Jean-Paul Lesage dated July 27, 2004*.
  10(p)  Supplemental Compensation Agreement between Myers
         Industries, Inc. and Jean-Paul Lesage dated November 1,
         2004.*
  10(q)  Description of the terms of employment between Myers
         Industries, Inc. and Kevin C. O'Neil.
  10(r)  Form of Stock Option Grant Agreement.
  10(s)  Amended and Restated Loan Agreement between Myers
         Industries, Inc. and Banc One, NA, Agent dated as of
         February 27, 2004. Reference is made to Exhibit 10(n) to
         Form 10-K filed with the Commission on March 15, 2004.
  10(t)  First Amendment to Amended and Restated Loan Agreement
         between Myers Industries, Inc. and Banc One, NA, Agent,
         dated as of June 18, 2004. Reference is made to Exhibit
         10(q) for Form 10-Q filed with the Commission on August 6,
         2004.
  10(u)  Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of(i) $65,000,000 of 6.08% Series 2003-A Senior
         Notes due December 12, 2010, and (ii) $35,000,000 of 6.81%
         Series 2003-A Senior Notes due December 12, 2013. Reference
         is made to Exhibit 10(o) to Form 10-K filed with the
         Commission on March 15, 2004.
  10(v)  Myers Industries, Inc. Non-Employee Board of Directors
         Compensation Arrangement.
  14(a)  Myers Industries, Inc. Code of Business Conduct and Ethics.
  14(b)  Myers Industries, Inc. Code of Ethical Conduct for the
         Finance Officers and Finance Department Personnel.
  21     Myers Industries, Inc., Direct and Indirect Subsidiaries.
  23(a)  Consent of Independent Registered Public Accounting Firm.
  23(b)  Consent of Independent Registered Public Accounting
         Firm -- Myers Industries, Inc. Employee Stock Purchase Plan
31.1     Certification of Stephen E. Myers, President and Chief
         Executive Officer of Myers Industries, Inc, pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification of Gregory J. Stodnick, Vice
         President -- Finance (Chief Financial Officer) of Myers
         Industries, Inc., pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.
  32     Certifications of Stephen E. Myers, President and Chief
         Executive Officer, and Gregory J. Stodnick, Vice
         President -- Finance (Chief Financial Officer), of Myers
         Industries, Inc. pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

---------------

* Indicates executive compensation plan or arrangement.

     15. (D) FINANCIAL STATEMENTS

        See subparagraph 15(a)(1) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MYERS INDUSTRIES, INC.

                                                /s/ GREGORY J. STODNICK
                                          --------------------------------------
                                                   Gregory J. Stodnick
                                              Vice President -- Finance and
                                                 Chief Financial Officer

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

                SIGNATURE                                    TITLE                        DATE
                ---------                                    -----                        ----



         /s/ GREGORY J. STODNICK              Vice President -- Finance and Chief    March 16, 2005
------------------------------------------       Financial Officer (Principal
           Gregory J. Stodnick                 Financial and Accounting Officer)




            /s/ KEITH A. BROWN                             Director                  March 16, 2005
------------------------------------------
              Keith A. Brown




             /s/ KARL S. HAY                               Director                  March 16, 2005
------------------------------------------
               Karl S. Hay




                                                           Director
------------------------------------------
           Richard P. Johnston




           /s/ MICHAEL W. KANE                             Director                  March 16, 2005
------------------------------------------
             Michael W. Kane




           /s/ EDWARD W. KISSEL                            Director                  March 16, 2005
------------------------------------------
             Edward W. Kissel




           /s/ STEPHEN E. MYERS              Chairman, Chief Executive Officer and   March 16, 2005
------------------------------------------       Director (Principal Executive
             Stephen E. Myers                              Officer)




          /s/ RICHARD L. OSBORNE                           Director                  March 16, 2005
------------------------------------------
            Richard L. Osborne




            /s/ JON H. OUTCALT                             Director                  March 16, 2005
------------------------------------------
              Jon H. Outcalt




                                             Vice Chairman, Secretary and Director
------------------------------------------
            Milton I. Wiskind