Form 10-K/A
period 2004-12-31
MYERS INDUSTRIES INC
filed 2005-05-02
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER 001-08524

MYERS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-0778636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1293 S. MAIN STREET, AKRON, OHIO	44301	(330) 253-5592
(Address of Principal Executive Offices)	(Zip Code)	(Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act:	Name of Each Exchange
On which registered:
Common Stock, Without Par Value	New York Stock Exchange
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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A to Myers Industries, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 (the "Original Filing"), is being filed to amend Item 9A of the Original Filing as follows:

*

To update the section entitled "Management's Annual Report on Internal Control Over Financial Reporting" to include management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and

*	The related attestation report of the independent registered public accounting firm is included.

        This Amendment No. 1 is filed pursuant to Securities and Exchange Commission Release No. 34-50754 which provides up to 45 additional days beyond the Original Filing for the filing of the above.

        As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A..

        Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 9A - Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including out chief executive officer and chief financial officer, of the effectiveness of the design and operation, as of December 31, 2004, of our disclosure controls and procedures, as that term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis.

        Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, for reasons set forth below under "Management's Report on Internal Control Over Financial Reporting," our disclosure controls and procedures were not effective as of December 31, 2004.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

       Management has identified the following material weaknesses:

        Financial Statement Close Process -- As previously reported, management determined that it had insufficient controls over the process of determining and reporting business segment information in accordance with Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which constituted a material weakness in internal controls over financial reporting as of December 31, 2004. The Company has already corrected the material weakness and has restated its business segment information in this Annual Report on Form 10-K.

        The Company also had additional control weaknesses over the financial statement close process which, although individually would not have constituted a material weakness, when combined, constitute a material weakness. These insufficient controls include: (i) inadequate review related to the application of accounting policies and the presentation of disclosures in the notes to the financial statements; (ii) lack of controls over the non-routine and estimation processes on a quarterly basis, including review and supervision controls and insufficient supporting documentation of analyses underlying these processes; and (iii) inadequate review and supporting documentation over the recording of journal entries.

        These material weaknesses resulted in a restatement of the Company's segment reporting, and in audit adjustments recorded in the fourth quarter to inventory, cash, accounts payable and accrued environmental and legal expense accounts.

        Income Tax Process -- The weaknesses in accounting for income taxes include insufficient controls over accounting for income taxes, including the determination of deferred income tax assets and liabilities, income taxes payable and the provision for income taxes. Specifically, the Company did not have effective controls to: (i) identify and evaluate in a timely manner the tax implications of certain non-routine transactions; (ii) ensure appropriate preparation and review of the provision for income taxes and income taxes payable; (iii) determine the components of deferred income taxes and related assets and liabilities; and (iv) assess the need for valuation allowances on net deferred tax assets. These control deficiencies resulted in audit adjustments to the income tax accounts.

        Management's assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of ATP Automotive, Inc. (ATP) and its operating subsidiaries Michigan Rubber Products (MRP), WEK Industries, Inc. (WEK), Productivity California, Inc. and Diakon Molding which are included in the consolidated financial statements of Myers Industries, Inc. and constituted approximately $44.6 million and $22.6 million of total and net assets, respectively, as of December 31, 2004 and approximately $69.8 million and $4.8 million of net revenues and income before income taxes, respectively for the year then ended.

        Our management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm. Their report appears below.

Remediation Material Weaknesses

        The Company has dedicated substantial resources to the review of its internal control processes and procedures. As a result of that review, the Company has taken steps toward remediation of the material weaknesses by: (i) creating and filling the position of Senior Compliance Manager; (ii) creating and filling four new positions of Director of Finance at individual operating units; (iii) establishing a Corporate Compliance Committee; (iv) increasing the size of the internal audit staff from three to five; and (v) implementing procedures to strengthen the quarterly closing process.

Changes in Internal Control over Financial Reporting

        Other than as described above, there have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control
        over Financial Reporting

Myers Industries, Inc.

We have audited management's assessment, included in "Management's Report on Internal Control over Financial Reporting" appearing on pages 1 and 2 of this Amended Annual Report on Form 10-K, that Myers Industries, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the three material weaknesses identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Myers Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

Financial Statement Close Process - The Company does not have adequate controls over the process of determining and reporting business segment information in accordance with Financial Accounting Standards Board Statement No. 131, Disclosures of Segments of an Enterprise and Related Information, which constituted a material weakness in controls over financial reporting as of December 31, 2004. The Company also had additional control weaknesses over the financial statement close process which, although individually would not have constituted a material weakness, when combined, constitute a material weakness. These insufficient controls include (i) inadequate review related to the application of accounting policies and the presentation of disclosures in the notes to the consolidated financial statements; (ii) lack of controls over certain non-routine and estimation processes on a quarterly basis, including review and supervision controls and insufficient supporting documentation of analyses underlying these processes; and (iii) inadequate review and supporting documentation over the recording of certain journal entries. These material weaknesses resulted in a restatement of the Company's segment reporting, and in audit adjustments recorded in the fourth quarter, to income tax, inventory, cash, accounts payable and accrued environmental and legal expenses accounts.

Income Tax Process - The weaknesses in income taxes include insufficient controls over accounting for income taxes, including the determination of deferred income tax assets and liabilities, income taxes payable and the provision for income taxes. Specifically, the Company did not have effective controls to (i) identify and evaluate in a timely manner the tax implications of certain non-routine transactions, (ii) ensure appropriate preparation and review of the provision for income taxes and income taxes payable, (iii) determine the components of deferred income taxes and related assets and liabilities, and (iv) assess the need for valuation allowances on net deferred tax assets. These control deficiencies resulted in adjustments to the income tax accounts.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements and this report does not affect our report dated March 15, 2005, on those financial statements.

As indicated in the accompanying "Management's Report on Internal Control over Financial Reporting," management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ATP Automotive, Inc. (ATP) and its operating subsidiaries Michigan Rubber Products (MRP) and WEK Industries, Inc. (WEK), Productivity California, Inc. and Diakon Molding which are included in the consolidated financial statements of Myers Industries, Inc. and constituted approximately $44.6 million and $22.6 million of total and net assets, respectively, as of December 31, 2004 and approximately $69.8 million and $4.8 million of revenues and loss before income taxes, respectively for the year then ended. Our audit of internal control over financial reporting of Myers Industries, Inc. also did not include an evaluation of the internal control over financial reporting of these acquired entities.

In our opinion, management's assessment that Myers Industries, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Myers Industries, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004 based on the COSO control criteria.

/s/ Ernst & Young LLP
Akron, Ohio
April 29, 2005

15. (B) Exhibits

Exhibit Index
23(a)	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Stephen E. Myers, Chairman and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Gregory J. Stodnick, Vice President-Finance (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

______________

SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date May 2, 2005	MYERS INDUSTRIES, INC. B /s/ Gregory J. Stodnick

GREGORY J. STODNICK Vice President -- Finance and Chief Financial Officer