Form 10-Q
period 2005-03-31
MYERS INDUSTRIES INC
filed 2005-05-06
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2005.
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

    As of March 31, 2005, the number of shares outstanding of the issuer's Common Stock was 34,682,266.

Part I - Financial Information

   Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of March 31, 2005 and December 31, 2004
	March 31,	December 31,
Assets	2005	2004

Current Assets
Cash	$17,516,017	$8,018,623
Accounts receivable-less allowances of $4,900,000 and $5,740,000, respectively	159,335,054	151,068,463

Inventories
Finished and in-process products	78,901,298	82,022,726
Raw materials and supplies	37,278,617	38,339,728

	116,179,915	120,362,454
Prepaid expenses	5,337,455	4,622,637

Total Current Assets	298,368,441	284,072,177

Other Assets
Goodwill	274,343,628	279,576,020
Patents and other intangible assets	6,290,358	6,576,433
Other	5,733,312	4,889,142

	286,367,298	291,041,595
Property, Plant and Equipment, at Cost
Land	8,991,324	9,190,588
Buildings and leasehold improvements	90,182,769	90,675,147
Machinery and equipment	407,897,040	409,188,994

	507,071,133	509,054,729
Less allowances for depreciation and amortization	303,909,062	298,565,939

	203,162,071	210,488,790

	$787,897,810	$785,602,562

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Financial Position
As of March 31, 2005 and December 31, 2004

	March 31,	December 31,
Liabilities and Shareholders' Equity	2005	2004

Current Liabilities
Accounts payable	$72,519,592	$72,858,791
Accrued expenses
Employee compensation	30,348,313	34,126,487
Taxes, other than income taxes	3,341,215	2,640,474
Accrued interest	2,844,496	1,113,128
Other	26,932,210	23,405,957
Current portion of long-term debt	3,281,025	2,107,090

Total Current Liabilities	139,266,851	136,251,927

Long-term Debt, less current portion	276,169,790	275,252,278
Deferred Income Taxes	28,963,089	28,094,321

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 34,682,266 and 33,237,579 shares, respectively)	21,113,114	21,090,960
Additional paid-in capital	266,552,521	266,257,630
Accumulated other comprehensive income	17,230,411	26,089,410
Retained income	38,602,034	32,566,036

	343,498,080	346,004,036

	$787,897,810	$785,602,562

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Income
For the Three Months Ended March 31, 2005 and 2004
	March 31,	March 31,
	2005	2004

Net sales	$236,225,160	$185,518,527

Costs of sales	172,398,322	124,460,575

Gross profit	63,826,838	61,057,952
Operating expenses	47,894,958	43,906,135

Operating income	15,931,880	17,151,817
Interest expense	3,835,566	3,143,646

Income before income taxes	12,096,314	14,008,171

Income taxes	4,327,000	5,152,000

Net income	$7,769,314	$8,856,171

Net income per Common Share	$0.22	$0.27

Dividends per Common Share	$0.05	$0.05

Weighted average number of
Common Shares outstanding	34,663,166	33,225,721

Part I - Financial Information

Myers Industries, Inc.
Statement of Consolidated Cash Flows
For the Three Months Ended March 31, 2005 and 2004

	March 31,	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,769,314	$8,856,171
Items not affecting use of cash
Depreciation	9,350,954	9,095,825
Amortization of other intangible assets	369,719	723,603
Deferred taxes	896,257	1,521,775
Cash flow provided by (used for) working capital
Accounts receivable	(10,552,992)	(11,266,025)
Inventories	3,000,567	(189,899)
Prepaid expenses	(773,802)	(1,527,873)
Accounts payable and accrued expenses	3,742,574	6,841,126

Net cash provided by operating activities	13,802,591	14,054,703

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	0	(33,814,682)
Additions to property, plant and equipment, net	(3,759,120)	(5,374,979)
Other	(954,959)	723,661

Net cash used for investing activities	(4,714,079)	(38,466,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing (repayment) of credit facility	2,326,334	31,005,440
Deferred financing costs	0	(1,536,846)
Cash dividends paid	(1,733,316)	(1,510,689)
Proceeds from issuance of common stock	317,045	252,425

Net cash provided by financing activities	910,063	28,210,330

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(501,181)	(23,616)

INCREASE IN CASH	9,497,394	3,775,417

CASH AT JANUARY 1	8,018,623	5,666,997

CASH AT MARCH 31	$17,516,017	$9,442,414

Part I - Financial Information

Myers Industries, Inc.
Statement of Shareholders' Equity
For the Three Months Ended March 31, 2005

	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income

December 31, 2004		$21,090,960	$266,257,630	$26,089,410	$32,566,036

Net income	$7,769,314				$7,769,314

Foreign currency translation adjustment	(8,858,999)			(8,858,999)

Comprehensive loss	$(1,089,685)

Common Stock issued		22,154	294,891

Dividends					(1,733,316)

March 31, 2005		$21,113,114	$266,552,521	$17,230,411	$38,602,034

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

        In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of
March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

     Contingencies

         On July 15, 2004, the Company announced that it had reported to the U.S. Department of Justice and the Securities and Exchange Commission certain international business practices that were believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by foreign subsidiaries to prohibited customers in certain prohibited international jurisdictions. These business practices were discontinued and an investigation, which has been substantially completed, was conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. The results of the investigation have been provided to the DOJ and the SEC. If the government determines that these incidents were unlawful, the government could take action against the Company and/or some of its employees. We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of March 31, 2005, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

     Acquisitions

         On March 10, 2004, the Company acquired all of the shares of ATP Automotive, Inc. (ATP), a subsidiary of Applied Tech LLC. ATP and its operating subsidiaries Michigan Rubber Products (MRP) and WEK Industries (WEK) are manufacturers of molded rubber and plastic products for the automotive industry with manufacturing facilities in Michigan (MRP) and Ohio (WEK). The total purchase price was approximately $61 million, which includes the assumption of ATP debt outstanding as of the acquisition date. ATP compliments our existing product offering in our plastic and rubber original equipment and replacements parts market. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as determined by appraisals, other studies and additional information as shown in the table below.

         On July 7, 2004, the Company acquired the operations and assets of Productivity California, Inc. (Pro Cal), a leading manufacturer of plastic nursery containers and specialty printed containers for professional growers based in South Gate, California. The total acquisition cost was approximately $18.5 million including approximately $3.8 million in cash and 1,054,900 shares of the Company's stock. In addition, for a one-year period ending July 7, 2005, the Company has agreed to issue additional shares of common stock in the event that shares issued in connection with the Pro Cal acquisition are sold at a price below the $12.73 per share value at issuance or if the value of shares originally issued is below $12.73 on the anniversary date. As of March 31, 2005 no additional shares have been issued. In connection with the acquisition the Company also assumed approximately $10 million of Pro Cal debt. Pro Cal is a natural expansion to the Company's plastic horticultural product offering. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when appraisals and additional information become available.

         On September 24, 2004, the Company acquired certain assets of Premium Molding Inc. d/b/a Diakon Molding (Diakon), a manufacturer of plastic refuse collection containers and other blow molded products located in Reidsville, North Carolina. Diakon enables Myers to better serve certain customers in the Southeastern United States. The assets acquired including cash, accounts receivable, inventory, machinery and equipment and intangibles such as customer lists, license and intellectual property were purchased for $4.4 million. In addition, the Company assumed certain liabilities of Diakon including trade payables and certain accrued liabilities related to the business operations.

     The allocations of purchase price for ATP and Diakon, and the preliminary allocation for Pro Cal are as follows:

(In thousands)	ATP	Pro Cal	Diakon

Assets acquired:
Cash	$153	$1,549	$166
Accounts receivable	9,996	3,375	1,397
Inventory	3,878	4,535	1,037
Property, plant and equipment	17,179	14,889	2,954
Other	2,101	215	6

	33,307	24,563	5,560
Liabilities assumed:
Debt	(26,045)	(9,519)	-0-
Accounts payable and accruals	(8,644)	(4,820)	(2,127)
Deferred taxes	(4,041)	(2,862)	-0-

	(38,730)	(17,201)	(2,127)

Intangible-customer relationships	5,867	-0-	-0-
Goodwill	34,726	11,102	919

Total consideration in cash and stock	$35,170	$18,464	$4,352

     The results of ATP's, Pro Cal's and Diakon's operations are included in the Company's consolidated results of operations from the dates of acquisition and are reported within the Company's manufacturing segment. The following unaudited proforma information presents a summary of consolidated results of operations for the Company including ATP, Pro Cal and Diakon as if the acquisitions occurred January 1, 2004.

(In thousands, except per share amounts)	Three Months Ended March 31,2004

Net sales	$207,136
Net income	10,021
Net income per share	.29

     These unaudited proforma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisitions taken place on January 1, 2004 or future results.

     Goodwill

          The change in goodwill for the quarter ended March 31, 2005 is as follows:
(Amount in Thousands)
Segment	Balance at January 1, 2005	Acquisitions	Foreign Currency Translation	Balance at March 31,2005

Distribution of aftermarket repair products and services	$214	$0	$0	$214
Manufacturing of material handling products - North America	30,383	0	0	30,383
Manufacturing of material handling products - Europe	116,891	0	(5,232)	111,659
Manufacturing of automotive and custom products	60,199	0	0	60,199
Manufacturing of lawn and garden products	71,889	0	0	71,889

Total	$279,576	$0	$(5,232)	$274,344

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

        The alternative police in SFAS No. 123, "Accounting for Stock Based Compensation," provides that compensation expense be recognized based on the fair value of the options awarded, determined by an option pricing model. The Company did not issue any stock options or incur any stock compensation expense in the periods ended March 31, 2005 and 2004, respectively.

        In December 2004, the Financial Accounting Standards Board issued FSAS No. 123 (revised) "Share Based Payment" (SFAS No. 123R required that cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair value measurement objective in determining the value of such cost). SFAS No. 123R will become effective for the Company beginning in the first quarter 2006. The Company is currently evaluating the impact of SFAS No. 123R on its financial statements.

     Supplemental Disclosure of Cash Flow Information

        The Company made cash payments for interest expense of $2,216,000 and $1,534,000 for the three months ended March 31, 2005 and 2004, respectively. Cash payments for income taxes totaled $818,000 and $747,000 for the three months ended March 31, 2005 and 2004.

     Comprehensive Income

        An unaudited summary of comprehensive income for the three months ended March 31, 2005 and 2004 was as follows:
	Three Months Ended March 31,
(In Thousands)	2005	2004

Net income	$7,769	$8,856
Other comprehensive income: Foreign currency translation Adjustment	(8,859)	(3,640)

Comprehensive (Loss) Income	$(1,090)	$5,216

     Retirement Plans

        For the Company's two defined benefit pension plans, the net periodic benefit cost for the three months ended March 31, 2005 and 2004 was as follows:

	2005	2004

Service cost	$58,087	$60,078
Interest cost	88,261	83,443
Expected return on assets	(100,540)	(86,398)
Amortization of prior service cost	10,694	10,694
Amortization of net loss	18,103	16,884

Net periodic pension cost	$74,605	$84,701

        The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it does not expect to make any contributions to its defined benefit plans in 2005. As of March 31, 2005, no contributions have been made.

     Segment Information

        In 2004, the Company changed its reportable business segments. The business segment information for the quarter ended March 31, 2004 was been restated to conform with the current quarter business segment presentation.

       The Company's business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, these business units have been aggregated into five reportable segments. These include four manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling - North America, 2) Material Handling - Europe, 3) Automotive and Custom, and 4) Lawn and Garden. The fifth segment is Distribution of tire, wheel, and undervehicle service products. The aggregation of operating segments is based on management by the chief operating decision maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics.

        Operating income for each segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing segment operating income, general corporate overhead expenses and interest expenses are not included.

(In Thousands)	Three Months Ended March 31
Net Sales	2005	2004

Distribution of aftermarket repair products and services	$42,105	$37,553
Manufacturing of material handling products - North America	57,836	50,924
Manufacturing of material handling products - Europe	44,334	39,051
Manufacturing of automotive and custom products	48,011	33,482
Manufacturing of lawn and garden products	50,783	31,460
Intra-segment elimination	(6,844)	(6,951)

Total	$236,225	$185,519

Income Before Income Taxes

Distribution of aftermarket repair products and services	$3,675	$3,060
Manufacturing of material handling products - North America	5,015	7,029
Manufacturing of material handling products - Europe	785	1,436
Manufacturing of automotive and custom products	2,606	3,455
Manufacturing of lawn and garden products	6,744	5,712
Corporate	(2,893)	(3,540)
Interest, expense-net	(3,836)	(3,144)

Total	$12,096	$14,008

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

        For the quarter ended March 31, 2005, the Company had record sales of $236.2 million, an increase of 27 percent from the $185.5 million reported in the first quarter of 2004. Contributions from companies acquired in 2004 increased sales by $23.9 million and favorable foreign currency translation also increased sales by $2.8 million. Excluding the impact of acquisitions and currency translations, total net sales for the quarter would have increased $24.0 million or 13 percent compared to the first quarter of 2004. Net income for the quarter ended March 31, 2005 was $7.8 million, a decrease of 12 percent from the $8.9 million reported in the prior year and net income per share of $.22 was a decrease of 19 percent compared to the $.27 in the first quarter of 2004. The decline in net income was primarily the result of substantially higher costs for plastic raw materials used by the Company's manufacturing business units.

        Sales in the Distribution Segment were $42.1 million, up 12 percent compared to the first quarter 2004. The Company's tire dealer markets and others delivered strong sales for tire and undervehicle service equipment and supplies.

        Sales in the Material Handling - North America Segment were $57.8 million, an increase of 14 percent compared to the same period in 2004. The increase comes from strong unit volumes for plastic reusable containers and pallets in a diverse mix of end markets including industrial manufacturing, automotive, agriculture, and others.

        In the Material Handling - Europe Segment, sales were $44.3 million, 14 percent above the comparable quarter of 2004. Excluding favorable foreign currency translation, primarily the strength of the euro, sales in the segment increased $3.2 million or 8 percent.

        The Automotive and Custom Segment, serving a wide range of OEM automotive, heavy truck, recreational vehicle, and other niche markets with plastic and rubber products, posted sales of $48.0 million in the first quarter, up 43 percent compared to 2004. Excluding contributions from the acquisition of Michigan Rubber Products and WEK, sales in the Automotive and Custom Segment increased $4.4 million or 13 percent.

        First quarter sales in the Lawn and Garden Segment were $50.8 million, 61 percent above the first quarter 2004, due to strong seasonal demand for the Company's plastic flowerpots, nursery containers, and decorative planters from professional plant growers, retail garden centers, and mass merchandisers. Excluding contributions from last year's acquisition of Pro Cal, sales in the Lawn and Garden Segment increased $5.6 million or 18 percent.

        Total cost of sales increased $47.9 million or 39 percent reflecting the higher sales volumes as well as increased costs for raw materials compared with the prior year. Gross profit, expressed as a percent of sales was reduced to 27.0 percent compared to 32.9 percent in the first quarter of 2004. This decline was primarily the result of significantly higher plastic raw material costs experienced by most of the Company's manufacturing business units. Costs were higher for all types of plastic resins used in the Company's manufacturing operations and were, on average, 50 percent higher than the first quarter of 2004. In the Company's Distribution segment, stable selling prices and costs resulted in consistent gross profit margins between years.

        Total operating expenses for the quarter ended March 31, 2005 increased $4.0 million or 10 percent compared to the prior year period. Approximately $2.9 million of this increase was the result of companies acquired in the prior year and the effect of foreign currency translation also increased operating expenses by $.9 million. Excluding the impact of acquisitions and foreign currency, operating expenses were essentially unchanged and, expressed as a percent of sales, declined to 20.3 percent for the first quarter of 2005 compared to 23.7 percent in the prior year.

        Net interest expense increased $.7 million or 22 percent compared with the first quarter of 2004. The increase was due to higher average borrowing levels in the current year resulting from the acquisitions made in 2004, and increases in interest rates.

        Income taxes as a percent of income before taxes decreased slightly to 35.8 percent from 36.8 percent in the prior year as a result of foreign tax rate differences.

Liquidity and Capital Resources

        Cash provided by operating activities was $13.8 million for the quarter ended March 31, 2005, a slight reduction from the $14.1 million generated in the prior year. During the quarter, total debt increased slightly to $279.5 million and 45 percent of total capitalization at March 31, 2005 compared with $277.4 million and 44 percent at December 31, 2004. At March 31, 2005, the Company had working capital of $159.1 million and a current ratio of 2.1.

        Capital expenditures for the quarter were $3.8 million in the quarter and are expected to be in the range of $20 to $25 million for the full year. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

        On July 15, 2004, the Company announced that it had reported to the U.S. Department of Justice and the Securities and Exchange Commission certain international business practices that were believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by foreign subsidiaries to prohibited customers in certain prohibited international jurisdictions. These business practices were discontinued and an investigation, which has been substantially completed, was conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. The results of the investigation have been provided to the DOJ and the SEC. If the government determines that these incidents were unlawful, the government could take action against the Company and/or some of its employees. We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of March 31, 2005 and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines of penalties. Such amounts could be material to our financial statements. We believe that the practices in question have no effect of preciously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

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

Item 4.     Controls and Procedures

        As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of Myers Industries, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Myers Industries, Inc.'s internal controls (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended).

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

        As of the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures are not effective due to material weaknesses in the Company's internal controls over business segment reporting, the financial statement close process and the income tax process which is consistent with the material weaknesses identified in the Company's internal controls as of December 31, 2004 and reported in the Company's Form 10-K/A.

        As disclosed in the Company's Form 10-K/A, the Company is in the process of remediating these material weaknesses as follows:

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

Item 1	Legal Proceedings
Reference is made to Item 3 of the Form 10-K/A for the period ended December 31, 2004

Item 6	Exhibits
(a) Exhibits

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

May 6, 2005	By:	/s/ Gregory J. Stodnick
Date		Gregory J. Stodnick Vice President-Finance Financial Officer (Duly Authorized Officer and Principal Financial And Accounting Officer)

Exhibit Index

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 6, 2003.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)

Employment Letter between Myers Industries, Inc. and John C. Orr dated February 14, 2003 as amended January 13, 2005. Reference is made to Exhibit 10(h) for Form 10-K filed with the Commission on March 16, 2005.*

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

10(k)	Description of the terms of employment between Myers Industries, Inc. and Kevin C. O'Neil. Reference is made to Exhibit 10(q) for Form 10-K filed with the Commission on March 16, 2005.*
10(l)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) for Form 10-K filed with the Commission on March 16, 2005.*
10(m)

Amended and Restated Loan Agreement between Myers Industries, Inc. and Banc One, NA, Agent dated as of February 27, 2004. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 15, 2004.

10(n)

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

10(p)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(v) for Form 10-K filed with the Commission on March 16, 2005*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) for Form 10-K filed with the Commission on March 16, 2005
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) for Form 10-K filed with the Commission on March 16, 2005
21	Myers Industries, Inc., Direct and Indirect Subsidiaries.
23(a)	Consent of Independent Registered Public Accounting Firm.
23(b)	Consent of Independent Registered Public Accounting Firm. - Myers Industries, Inc. Employee Stock Purchase Plan.
31.1	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
31.2	Certification of Gregory J. Stodnick, Vice President-Finance (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32

Certifications of John C. Orr, President and Chief Executive Officer, and Gregory J. Stodnick, Vice President--Finance (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________
* Indicates executive compensation plan or arrangement.

Exhibit 31.2

Certification Per Section 302 of the Sarbanes-Oxley Act of 2003

       I, John C. Orr, Chief Executive Officer of Myers Industries, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Myers Industries, Inc.;

        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

        4. The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the company and have:

            (a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

            (c)   Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (d)   Disclosed in this report any change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

        5. The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

            (a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

            (b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 6, 2005	/s/ John C. Orr

John C. Orr, Chief Executive Officer

Exhibit 31.2

Certification Per Section 302 of the Sarbanes-Oxley Act of 2003

       I, Gregory J. Stodnick, Chief Financial Officer of Myers Industries, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Myers Industries, Inc.;

        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

        4. The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the company and have:

            (a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

            (c)   Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (d)   Disclosed in this report any change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

        5. The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

            (a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

            (b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 6, 2005	/s/ Gregory J. Stodnick

Gregory J Stodnick, Chief Financial Officer

Exhibit 32

CERTIFICATIONS
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John C. Orr, Chief Executive Officer of
the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            March 31, 2005 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John C. Orr

John C. Orr, Chief Executive Officer
Dated: May 6, 2005

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Gregory J. Stodnick, Vice President-Finance
(Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            March 31, 2005which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregory J. Stodnick

Gregory J. Stodnick, Vice President-Finance
Dated: May 6, 2005