Form 10-Q/A
period 2005-03-31
MYERS INDUSTRIES INC
filed 2005-08-08
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A to Myers Industries, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which was filed with the Securities and Exchange Commission on May 8, 2005 (the "Original Filing"), is being filed to replace Item 4, "Controls and Procedures" section to include management's assessment of the effectiveness of the Company's disclosure controls

        As a result of this amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

        Except for the amendment described above, this Form 10-Q/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 4.     Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

         As of the end of the period covered by this report, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures were effective at a level of reasonable assurance to ensure that the information required to be disclosed in the reports we file and submit under the Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported in such filings as and when required.

        We reported in our Annual Report on Form 10-K and Form 10-K/A certain material weaknesses in our internal controls over financial reporting related to business segment reporting, the financial statement close process and income tax accounting.

        Financial Statement Close Process -- Management determined that it had insufficient controls over the process of determining and reporting business segment information in accordance with Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which constituted a material weakness in internal controls over financial reporting as of December 31, 2004. The Company has already corrected the material weakness and has restated its business segment information in its Annual Report on Form 10-K for the year ended December 31, 2004 and in this filing.

        The Company also had additional control weaknesses over the financial statement close process which, although individually would not have constituted a material weakness, when combined, constitute a material weakness. These insufficient controls include: (I) inadequate review related to the application of accounting policies and the presentation of disclosures in the notes to the financial statements: (ii) lack of controls over the non-routine and estimation processes on a quarterly basis, including review and supervision controls and insufficient supporting documentation of analyses underlying these processes; and (iii) inadequate review and supporting documentation over the recording of journal entries.

        Income Tax Process -- The weaknesses in accounting for income taxes include insufficient controls over accounting for income taxes, including the determination of deferred income tax assets and liabilities, income taxes payable and the provision for income taxes. Specifically, the Company did not have effective controls to: (I) identify and evaluate in a timely manner the tax implication of certain non-routine transactions: (ii) ensure appropriate preparation and review of the provision for income taxes and income taxes payable; (iii) determine the components of deferred income taxes and related assets and liabilities; and (iv) assess the need for valuation allowances on net deferred tax assets.

        The Company has dedicated substantial resources to the review of its internal control processes and procedures. As a result of that review, the Company has taken steps toward remediation of the material weaknesses by: (i) creating and filling the position of Senior Compliance Manager; (ii) creating and filling four new positions of Director of Finance at individual operating units; (iii) establishing a Corporate Compliance Committee; (iv) increasing the size of the internal audit staff from three to five; (v) creating and filling the new position of European Internal Audit Manager and (vi) implementing procedures to strengthen the quarterly closing process.

        As noted above, the Company has taken steps to remediate the material weaknesses. Based on those actions and the changes made in the Company's business segment reporting, management believes that the weaknesses related to disclosure controls, which were deemed to be ineffective at December 31, 2004, have been remediated. However, because we have not fully tested all of the changes related to internal controls over financial reporting initiated in the current year, our Chief Executive Officer and Chief Financial Officer have concluded that the internal controls over financial reporting were not effective as of March 31, 2005.

15. (B) Exhibits

Exhibit Index
31.1	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Gregory J. Stodnick, Vice President-Finance and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of John C. Orr Myers, President and Chief Executive Officer, and Gregory J. Stodnick, Vice President-Finance and Chief Financial Officer, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

August 8, 2005	By:	/s/ Gregory J. Stodnick
Date		Gregory J. Stodnick Vice President-Finance Financial Officer (Duly Authorized Officer and Principal Financial And Accounting Officer)

Exhibit 31.2

Certification Per Section 302 of the Sarbanes-Oxley Act of 2002

       I, John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q and Form 10-Q/A of Myers Industries, Inc.;

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

        4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the company and have:

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

            (c)   Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (d)   Disclosed in this report any change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

        5. The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

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
Date: August 8, 2005	/s/ John C. Orr

John C. Orr, President and Chief Executive Officer

Exhibit 31.2

Certification Per Section 302 of the Sarbanes-Oxley Act of 2002

       I, Gregory J. Stodnick, Vice President - Finance and Chief Financial Officer of Myers Industries, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q and Form 10-Q/A of Myers Industries, Inc.;

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

        4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the company and have:

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

            (c)   Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (d)   Disclosed in this report any change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

        5. The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

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
Date: August 8, 2005	/s/ Gregory J. Stodnick

Gregory J. Stodnick, Vice President-Finance and Chief Financial Officer

Exhibit 32

CERTIFICATIONS
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John C. Orr, President and Chief Executive
Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q and Form 10-Q/A of the Company for
            the period ended March 31, 2005 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John C. Orr

John C. Orr, President and Chief Executive Officer
Dated: August 8, 2005

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q and Form 10-Q/A for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Gregory J. Stodnick, Vice President-Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q and Form 10-Q/A of the Company for
            the period ended March 31, 2005 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregory J. Stodnick

Gregory J. Stodnick, Vice President-Finance and Chief Financial Officer
Dated: August 8, 2005