Form 10-Q
period 2005-06-30
MYERS INDUSTRIES INC
filed 2005-08-10
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

    As of July 31 2005, the number of shares outstanding of the issuer's Common Stock was 34,732,402.

Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of June 30, 2005 and December 31, 2004
	Unaudited
Assets	June 30, 2005	December 31, 2004

Current Assets
Cash	$15,241,246	$8,018,623
Accounts receivable-less allowances of $5,167,000 and $5,740,000, respectively	145,168,321	151,068,463

Inventories
Finished and in-process products	72,277,345	82,022,726
Raw materials and supplies	32,885,916	38,339,728

	105,163,261	120,362,454
Prepaid expenses	5,793,488	4,622,637

Total Current Assets	271,366,316	284,072,177

Other Assets
Goodwill	265,884,011	279,576,020
Patents and other intangible assets	8,555,673	6,576,433
Other	6,282,122	4,889,142

	280,721,806	291,041,595
Property, Plant and Equipment, at Cost
Land	8,656,130	9,190,588
Buildings and leasehold improvements	88,294,135	90,675,147
Machinery and equipment	405,500,265	409,188,994

	502,450,530	509,054,729
Less allowances for depreciation and amortization	305,455,351	298,565,939
	0
	196,995,179	210,488,790

	$749,083,301	$785,602,562

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of June 30, 2005 and December 31, 2004
	Unaudited
Liabilities and Shareholders' Equity	June 30, 2005	December 31, 2004

Current Liabilities
Accounts payable	$59,810,972	$72,858,791
Accrued expenses
Employee compensation	29,769,873	34,126,487
Taxes, other than income taxes	3,964,609	2,640,474
Accrued interest	1,196,018	1,113,128
Other	17,158,607	23,405,957
Current portion of long-term debt	2,333,004	2,107,090

Total Current Liabilities	114,233,083	136,251,927

Long-term Debt, less current portion	270,765,788	275,252,278
Deferred Income Taxes	29,563,657	28,094,321

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000 shares)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 34,713,705 and 34,645,948 shares, respectively)	21,132,291	21,090,960
Additional paid-in capital	266,849,736	266,257,630
Accumulated other comprehensive income	4,522,460	26,089,410
Retained income	42,016,286	32,566,036

	334,520,773	346,004,036

	$749,083,301	$785,602,562

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Income
Unaudited	Unaudited
For The Three Months Ended	For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net sales	$225,021,732	$196,754,858	$461,246,892	$382,273,385

Cost of sales	166,379,493	138,158,853	338,777,814	262,619,428

Gross profit	58,642,239	58,596,005	122,469,078	119,653,957

Operating expenses	47,700,145	45,844,514	95,595,103	89,750,649

Operating income	10,942,094	12,751,491	26,873,975	29,903,308

Interest expense, net	3,899,158	3,032,366	7,734,724	6,176,012

Income before income taxes	7,042,936	9,719,125	19,139,251	23,727,296

Income taxes	1,893,000	3,616,000	6,220,000	8,768,000

Net income	$5,149,936	$6,103,125	$12,919,251	$14,959,296

Net income per Common Share*	$0.15	$0.18	$0.37	$0.45

Dividends per Common Share*	$0.05	$0.045	$0.10	$0.09

Weighted average number of Common Shares outstanding*	34,704,539	33,292,930	34,684,079	33,262,432

*Adjusted for a 10 percent stock dividend paid August 2004.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows
For the Six Months Ended June 30, 2005 and 2004
	Unaudited	Unaudited
	June 30, 2005	June 30, 2004

Cash Flows From Operating Activities
Net income	$12,919,251	$14,959,296
Items not affecting use of cash
Depreciation	17,959,984	18,312,955
Amortization of other intangible assets	1,061,316	1,114,431
Deferred taxes	1,881,432	2,077,035
Cash flow provided by (used for) working capital
Accounts receivable	269,661	(7,652,242)
Inventories	12,463,498	(3,578,207)
Prepaid expenses	(1,284,089)	147,135
Accounts payable and accrued expenses	(17,759,770)	4,881,013

Net cash provided by operating activities	27,511,283	30,261,416

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	0	(34,918,395)
Additions to property, plant and equipment, net	(10,488,440)	(10,813,378)
Other	(1,361,695)	807,002

Net cash used for investing activities	(11,850,135)	(44,924,771)

Cash Flows From Financing Activities
Net borrowing (repayment) of credit facility	(3,656,667)	28,224,857
Deferred financing costs	(262,500)	(1,539,235)
Cash dividends paid	(3,469,001)	(3,025,578)
Proceeds from issuance of common stock	633,437	1,028,156

Net cash provided by (used for) financing activities	(6,754,731)	24,688,200

Foreign Exchange Rate Effect on Cash	(1,683,794)	(528,135)

Increase in Cash	7,222,623	9,496,710

Cash at January 1	8,018,623	5,666,997

Cash at June 30	$15,241,246	$15,163,707

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders' Equity
For the Six Months Ended June 30, 2005
Unaudited
	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income

December 31, 2004	$21,090,960	$266,257,630	$26,089,410	$32,566,036

Net income				12,919,251

Foreign currency translation adjustment			(21,566,950)

Common Stock issued	41,331	592,106

Dividends				(3,469,001)

June 30, 2005	$21,132,291	$266,849,736	$4,522,460	$42,016,286

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Statement of Accounting Policy

         The accompanying financial statements include the accounts of Myers Industries, Inc. and subsidiaries (Company), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and Form 10-K/A.

        In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of
June 30, 2005, and the results of operations and cash flows for the three months and six months ended June 30, 2005 and 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2005.

     Contingencies

         The U.S. Department of Justice ("DOJ") has notified the Company that it has determined not to proceed against the Company or its employees for those matters described in the Company's voluntary reporting and internal investigation.

         On July 15, 2004, the Company announced that it had reported to the U.S. Department of Justice and the Securities and Exchange Commission ("SEC") certain international business practices that were believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by foreign subsidiaries to prohibited customers in certain prohibited international jurisdictions. These business practices were discontinued and an independent investigation, which has been substantially completed, was conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. The results of the investigation have been provided to the DOJ and the SEC. Although the DOJ's decision is not binding, it is unlikely that the DOJ would take action at a later time.

         The Company is still voluntarily working with the SEC and the Office of Foreign Asset Control, U.S. Department of the Treasury ("OFAC"), to complete the investigation with them. If the SEC or OFAC determined that these incidents were unlawful, they could take action against the Company and/or some of its employees. We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of June 30, 2005, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

     Acquisitions

         On March 10, 2004, the Company acquired all of the shares of ATP Automotive, Inc. (ATP), a subsidiary of Applied Tech LLC. ATP and its operating subsidiaries Michigan Rubber Products (MRP) and WEK Industries (WEK) are manufacturers of molded rubber and plastic products for the automotive industry with manufacturing facilities in Michigan (MRP) and Ohio (WEK). The total purchase price was

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

approximately $61 million, which includes the assumption of ATP debt outstanding as of the acquisition date. ATP compliments our existing product offering in our plastic and rubber original equipment and replacements parts market. The Company believes that the acquisition of ATP resulted in the recognition of goodwill because of its industry position and management strength along with providing the Company a number of operational efficiency opportunities in relation to other existing business units. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as determined by appraisals, other studies and additional information as shown in the table below. The allocation to intangible assets represent customer relationships with assigned lives ranging from 7 to 10 years.

         On July 7, 2004, the Company acquired the operations and assets of Productivity California, Inc. (Pro Cal), a leading manufacturer of plastic nursery containers and specialty printed containers for professional growers based in South Gate, California. The total acquisition cost was approximately $18.5 million - including approximately $3.8 million in cash and 1,054,900 shares of the Company's stock. In addition, for a one-year period ending July 7, 2005, the Company has agreed to issue additional shares of common stock in the event that shares issued in connection with the Pro Cal acquisition are sold at a price below the $12.73 per share value at issuance or if the value of shares originally issued is below $12.73 on the anniversary date. As of the date of this filing no additional shares have been issued. In connection with the acquisition the Company also assumed approximately $10 million of Pro Cal debt. Pro Cal is a natural expansion to the Company's plastic horticultural product offering and its geographical location, unique manufacturing capabilities and strong growth rate contributed to a purchase price that exceeded the fair value of assets acquired resulting in goodwill. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as determined by appraisals and additional information as shown below. The allocation to intangible assets were primarily customer lists and technology with estimated lives of 8 years.

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

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

    The allocations of purchase price for ATP, Pro Cal and Diakon are as follows:

(In thousands)	ATP	Pro Cal	Diakon

Assets acquired:
Cash	$153	$1,549	$166
Accounts receivable	9,996	3,375	1,397
Inventory	3,878	4,535	1,037
Property, plant and equipment	17,179	12,736	2,954
Other	2,101	215	6

	33,307	22,410	5,560
Liabilities assumed:
Debt	(26,045)	(9,519)	-0-
Accounts payable and accruals	(8,644)	(4,820)	(2,127)
Deferred taxes	(4,041)	(2,541)	-0-

	(38,730)	(16,880)	(2,127)

Intangible assets	5,867	2,900	-0-
Goodwill	34,726	10,059	919

Total consideration in cash and stock	$35,170	$18,489	$4,352

     The results of ATP's, Pro Cal's and Diakon's operations are included in the Company's consolidated results of operations from the dates of acquisition and are reported within the Company's Automotive and Custom Products and Lawn and Garden Products segments respectively. The following unaudited proforma information presents a summary of consolidated results of operations for the Company including ATP, Pro Cal and Diakon as if the acquisitions occurred January 1, 2004.

(In thousands, except per share amounts)	Three Months Ended June 30, 2004	Six Months Ended June 30,2004

Net sales	$206,319	$401,163
Net income	6,691	16,438
Net income per share	.19	.48

     These unaudited proforma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisitions taken place on January 1, 2004 or future results.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Goodwill

          The change in goodwill for the six months ended June 30, 2005 is as follows:
(Amount in thousands)
Segment	Balance at January 1, 2005	Acquisitions	Foreign Currency Translation	Balance at June 30,2005

Distribution of aftermarket repair products and services	$214	$0	$0	$214
Manufacturing of material handling products - North America	30,383	0	0	30,383
Manufacturing of material handling products - Europe	116,891	0	(12,649)	104,242
Manufacturing of automotive and custom products	60,199	0	0	60,199
Manufacturing of lawn and garden products	71,889	(1,043)	0	70,846

Total	$279,576	$(1,043)	$(12,649)	$265,884

The reduction in goodwill of $1,043,000 in the manufacturing of lawn and garden products segment resulted from finalization of purchase accounting in connection with the acquisition of Pro Cal.

     Net Income Per Share

        Net income per share, as shown on the Condensed Statement of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period, and for all periods shown basic and diluted earnings per share are consistent, as the effect of potentially dilutive shares is not significant to the computation of earnings per share.

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

        The alternative policy in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," provides that compensation expense be recognized based on the fair value of the options awarded, determined by an option pricing model.

        On May 31, 2005, the Company granted options totaling 303,500 shares with an option price of $11.15 which was the same as the market price of the Company's stock on the date of the grant. The options permit 20 percent of the shares granted to be exercised after six months, with additional vesting of 20 percent exercisable each year thereafter, with the options expiring ten years from the date of grant. In calculating the pro-forma fair value compensation expense the Company used a trinomial lattice option pricing model. Variables used in calculating

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

the compensation expense include a dividend yield of 1.79 percent, a risk free interest rate of 3.72 percent and a volatility measure of 26.5 percent for the first vesting period, 32.0 percent for the second vesting period and 37.5 percent thereafter. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No 123 to stock-based employee compensation.

(In thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30,2005

Net income as reported	$5,150	$12,919
Stock option compensation as reported	0	0
Fair value of stock option compensation net of related tax benefits	535	535

Proforma net income	$4,615	$12,384

Net income per share:
Basic and diluted as reported	$.15	$.37
Basic and diluted proforma	$.13	$.36

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

     Supplemental Disclosure of Cash Flow Information

        The Company made cash payments for interest expense of $5,567,000 and $4,627,000 for the three months ended June 30, 2005 and 2004, respectively. Cash payments for interest totaled $7,782,000 and $6,161,000 for the six months ended June 30, 2005 and 2004, respectively. Cash payments for income taxes totaled $7,984,000 and $7,271,000 for the three months ended June 30, 2005 and 2004. Cash payments for income taxes were $8,803,000 and $8,018,000 for the six months ended June 30, 2005 and 2004, respectively.

     Comprehensive Income

        An unaudited summary of comprehensive income for the three months and six months ended June 30, 2005 and 2004 was as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Net income	$5,150	$6,103	$12,919	$14,959
Other comprehensive income: Foreign currency translation adjustment	(12,708)	(1,969)	(21,567)	(5,609)

Comprehensive (loss) income	$(7,558)	$4,134	$(8,648)	$9,350

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Credit Agreement

        On June 30, 2005, the Company entered into an amendment of its revolving credit agreement (the Credit Agreement) with a group of banks. The amendment revises the covenant related to maintenance of a maximum leverage ratio, defined as total debt to earnings before interest, taxes, depreciation and amortization. In addition, the amendment increases the Company's limit on annual capital expenditures to $50 million. The Company is in compliance with all of the covenants of the Credit Agreement as amended
    Retirement Plans

        For the Company's two defined benefit pension plans, the net periodic benefit cost for the three months and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$58,087	$60,078	$116,174	$120,156
Interest cost	88,261	83,443	176,522	166,886
Expected return on assets	(100,540)	(86,398)	(201,080)	(172,796)
Amortization of prior service cost	10,694	10,694	21,388	21,388
Amortization of net loss	18,103	16,884	36,206	33,768

Net periodic pension cost	$74,605	$84,701	$149,210	$169,402

        The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it did not expect to make any contributions to its defined benefit plans in 2005. As of June 30, 2005, no contributions have been made, however, the Company now anticipates contributing $205,000 to fund its defined benefit pension plans in 2005.

     Segment Information

        In 2004, the Company changed its reportable business segments. The business segment information for the quarter and six months ended June 30, 2004 has been restated to conform with the current year business segment presentation.

       The Company's business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", these business units have been aggregated into five reportable segments. These include four manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling - North America, 2) Material Handling - Europe, 3) Automotive and Custom, and 4) Lawn and Garden. The fifth segment is Distribution of tire, wheel, and undervehicle service products. The aggregation of operating segments is based on management by the chief operating decision maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics.

        Operating income for each segment is based on net sales less cost of products sold, and the related

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

selling, administrative and general expenses. In computing segment operating income, general corporate overhead expenses and interest expenses are not included.

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Net Sales	2005	2004	2005	2004

Distribution of aftermarket repair products and services	$49,370	$43,600	$91,476	$81,153
Manufacturing of material handling products - North America	48,023	45,527	105,859	96,451
Manufacturing of material handling products - Europe	45,044	42,730	89,377	81,780
Manufacturing of automotive and custom products	49,712	49,014	97,723	82,497
Manufacturing of lawn and garden products	39,553	22,624	90,337	54,083
Intra-segment elimination	(6,680)	(6,740)	(13,525)	(13,691)

Total	$225,022	$196,755	$461,247	$382,273

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income Before Income Taxes	2005	2004	2005	2004

Distribution of aftermarket repair products and services	$5,344	$4,348	$9,019	$7,408
Manufacturing of material handling products - North America	1,113	3,637	6,128	10,667
Manufacturing of material handling products - Europe	2,789	815	3,574	2,250
Manufacturing of automotive and custom products	3,283	5,711	6,477	9,166
Manufacturing of lawn and garden products	2,051	1,663	8,795	7,375
Corporate	(3,638)	(3,423)	(7,119)	(6,963)
Interest expense-net	(3,899)	(3,032)	(7,735)	(6,176)

Total	$7,043	$9,719	$19,139	$23,727

Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

        For the quarter ended June 30, 2005, the Company had net sales of $225.0 million, an increase of 14 percent from the $196.8 million reported in the second quarter of 2004. Contributions from acquisitions made in 2004 increased sales by $15.1 million and favorable foreign currency translations also increased sales by $2.3 million. Excluding the impact of acquisitions and currency translations, total net sales for the quarter would have increased $10.9 million or 6 percent. Net income for the quarter ended June 30, 2005 was $5.1 million, a decrease of 16 percent from the $6.1 million reported in the prior year and net income per share of $0.15 was a decrease of 17 percent compared with $0.18 in the second quarter of 2004. The decline in net income was primarily the result of substantially higher cost for raw materials, particularly plastic resins which were approximately 27 percent higher, used in the Company's manufacturing business units.

        For the six months ended June 30, 2005, net sales were $461.2 million, an increase of 21 percent from the $382.3 million reported for the first half of 2004. Contributions from acquisitions made in 2004 increased sales by $39.0 million and the translation effect of foreign currencies increased sales by $5.1 million. Excluding the impact of acquisitions and foreign currency translations sales would have increased by $34.9 million or 9 percent for the six months. Net income for the six months ended June 30, 2005 was $12.9 million or $0.37 per share compared with $15.0 million and $0.45 per share for the prior year. The decrease in net income in the current year was primarily the result of substantially higher costs for plastic raw materials compared to the prior year period.

        Total cost of sales increased $28.2 million in the quarter and $76.2 million in the six months ended June 30, 2005, reflecting the higher sales reported for each period compared to the prior year. Gross profit, expressed as a percent of sales, declined to 26.1 percent for the quarter and 26.6 percent for the six months ended June 30, 2005 compared to 29.8 percent and 31.3 percent for the same periods in 2004. This reduction in gross profit margins was primarily due to higher raw material costs, particularly plastic resins, experienced by the Company's manufacturing business units. Plastic resin prices were approximately 27 percent higher in the quarter and 39 percent higher for the six months ended June 30, 2005 compared with the prior year periods.

        Total operating expenses increased $1.9 million or 4 percent for the quarter ended June 30, 2005 compared to the prior year. Acquired companies and the impact of foreign currency translations accounted for approximately $1.6 million dollars of this increase. Expressed as a percent of sales, operating expenses were reduced to 21.2 percent in the quarter ended June 30, 2005 compared to 23.3 percent in the prior year as cost control initiatives offset higher selling expenses related to increased sales. For the six months ended June 30, 2005 total operating expenses increased $5.8 million or 7 percent compared to the prior year period. Acquired companies and the impact of foreign currency translations accounted for approximately $5.2 million of this increase. Expressed as a percent of sales, operating expenses were reduced to 20.7 percent for the six months ended June 30, 2005 compared with 23.5 percent for the same period in 2004.

        Net interest expense increased 28 percent to $3.9 million for the quarter ended June 30, 2005 compared to $3.0 million in the prior year. For the six months ended June 30, 2005, net interest expense increased 25 percent to $7.7 million compared to $6.2 million in the prior year. The increases reflect both higher average borrowing levels in 2005 resulting from the acquisitions made in 2004, and higher interest rates.

        Income taxes as a percent of income before taxes declined to 26.9 percent for the quarter and 32.5 percent for the six months ended June 30, 2005 compared with 37.2 percent for the quarter and 37.0 percent

Part I - Financial Information

for the six months ended June 30, 2004. The lower effective tax rates in 2005 are due to foreign tax rate differences including the utilization of foreign tax loss carry forwards for which valuation allowances were previously provided.

Business Segment Results

        Sales in the Distribution Segment increase 13 percent to $49.4 million compared to the second quarter 2004. A favorable sales mix of both supplies and equipment continued strong across the Company's markets. For the six months, sales in the segment increased 13 percent to $91.5 million compared to the same period last year. Income before taxes increased 23 percent to $5.3 million compared to last year's second quarter, primarily due to increased sales and effective cost controls. For the six months, income before taxes increased 22 percent to $9.0 million compared to last year.

        Sales in the Material Handling - North America Segment, with plastic reusable containers and pallets serving industrial manufacturing, automotive, agriculture, and other end markets, posted an increase of 6 percent to $48.0 million compared to the second quarter of 2004. For the six months, sales increased 10 percent to $105.9 million compared to last year. Income before taxes declined 69 percent to $1.1 million compared to last year's second quarter due to the impact of higher raw material costs, which were partially offset by increased sales volumes, modest gains in selling prices, and lower operating expenses. For the six months, income before taxes was $6.1 million, a decline of 43 percent compared to the same period last year.

        Sales in the Material Handling - Europe Segment were $45.0 million, an increase of 5 percent from the comparable quarter of 2004. For the six months, sales were $89.4 million, an increase of 9 percent compared to a year earlier. Excluding favorable foreign currency translation, primarily the strength of the euro, sales in the segment increased $0.8 million or 2 percent for the quarter and $4.0 million or 5 percent for the six months. Income before taxes increased 242 percent to $2.8 million compared to last year's second quarter, benefiting from lower operating expenses and the acceptance of significant product price increases throughout end markets. For the six months, income before taxes was $3.6 million, an increase of 59 percent compared to the first half of last year.

        In the Automotive and Custom Segment, the Company serves a wide range of OEM automotive, heavy truck, recreational vehicle, tire repair, and other niche markets with a diverse mix of plastic and rubber products. In the second quarter, sales were $49.7 million, an increase of 1 percent compared to the second quarter of 2004. For the six-month period, sales in the segment were $97.7 million, an increase of 19 percent compared to a year earlier. Excluding the acquisition of Michigan Rubber Products and WEK, which occurred March 10, 2004, sales increased $5.1 million or 6 percent for the six months. Income before taxes was $3.3 million, a decrease of 43 percent compared to last year's second quarter. For the six months, income before taxes was $6.5 million, a decrease of 29 percent compared to the same period last year. The slowdown in sales and the decline in income for the second quarter was primarily a factor of soft OEM automotive demand, reflecting the slowdown in North American auto and passenger truck builds and higher rubber and plastic raw material costs.

        In the Lawn and Garden Segment, the Company produces plastic flowerpots, nursery containers, and decorative planters for grower, nursery, and retail markets. Second quarter sales were $39.6 million, 75 percent above the second quarter of 2004. For the six months, sales were $90.3 million, 67 percent above the same time last year. Excluding last year's acquisition of Pro Cal, which occurred July 7, 2004, sales in the segment increased $1.8 million or 8 percent for the quarter and $7.4 million or 14 percent for the six months. Income before taxes was $2.1 million, in the second quarter, an increase of 23 percent compared to last year's second quarter. For the six months, income before taxes was $8.8 million, an increase of 19 percent compared to the same period last year. Higher raw material costs impacted this segment in the second quarter and

Part I - Financial Information

first half, but were offset by strong seasonal sales volumes and higher selling prices.

Liquidity and Capital Resources

        Cash provided by operating activities was $27.5 million for the six months ended June 30, 2005, compared with $30.3 million for the same period in the prior year. The reduction of $2.8 million in cash provided by operating activities for the current year was primarily due to the lower net income reported as the effects of non cash expenses and net working capital changes were approximately the same in both years. During the six months ended June 30, 2005, the Company used $6.3 million for working capital as $12.5 million was provided from the liquidation of inventories built up at yearend to protect against price increases and seasonal inventory reductions which was offset by $17.8 million in cash used to reduce accounts payable and other accrued expenses. During the six months ended June 30, 2005, total debt was reduced $4.3 million to $273.2 million, however, debt as a percentage of total capitalization is 45 percent, a slight increase compared to 44 percent at December 31, 2004. At June 30, 2005, the Company had working capital of $157.1 million and a current ratio of 2.4 which represents a slight increase compared to December 31, 2004.

        On June 30, 2005, the Company entered into an amendment of its revolving credit agreement (the Credit Agreement) with a group of banks. The amendment revised the covenant related to maintenance of a maximum leverage ratio, defined as total debt to earnings before interest, taxes, depreciation and amortization. In addition, the amendment increased the Company's limit on annual capital expenditures to $50 million. The Company is in compliance with all of the covenants of the Credit Agreement as amended. At June 30, 2005, the Company had approximately $59 million available under the Credit Agreement.

        Capital expenditures for the six months ended June 30, 2005 were $10.5 million and are expected to be in the range of $20 to $25 million for the full year. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

        The U.S. Department of Justice ("DOJ") has notified the Company that it has determined not to proceed against the Company or its employees for those matters described in the Company's voluntary reporting and internal investigation.

        On July 15, 2004, the Company announced that it had reported to the U.S. Department of Justice and the Securities and Exchange Commission ("SEC") certain international business practices that were believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by foreign subsidiaries to prohibited customers in certain prohibited international jurisdictions. These business practices were discontinued and an independent investigation, which has been substantially completed, was conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. The results of the investigation have been provided to the DOJ and the SEC. Although the DOJ's decision is not binding, it is unlikely that the DOJ would take action at a later time.

         The Company is still voluntarily working with the SEC and the Office of Foreign Asset Control, U.S. Department of the Treasury ("OFAC"), to complete the investigation with them. If the SEC or OFAC determined that these incidents were unlawful, they could take action against the Company and/or some of its employees. We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of June 30, 2005, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties.

Part I - Financial Information

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

        Financial Statement Close Process -- Management determined that it had insufficient controls over the

Part I - Financial Information

process of determining and reporting business segment information in accordance with Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which constituted a material weakness in internal controls over financial reporting as of December 31, 2004. The Company has already corrected the material weakness and has restated its business segment information in its Annual Report on Form 10-K for the year ended December 31, 2004 and in this filing.

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

        As noted above, the Company has taken steps to remediate the material weaknesses. Based on those actions and the changes made in the Company's business segment reporting, management believes that the weaknesses related to disclosure controls, which were deemed to be ineffective at December 31, 2004, have been remediated. However, because we have not fully tested all of the changes related to internal controls over financial reporting initiated in the current year, our Chief Executive Officer and Chief Financial Officer have concluded that the internal controls over financial reporting were not effective as of June 30, 2005.

Changes in Internal Control over Financial Reporting

        Other than as described above, there have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Myers Industries, Inc.

Item 1.     Legal Proceedings

         The U.S. Department of Justice ("DOJ") has notified the Company that it has determined not to proceed against the Company or its employees for those matters described in the Company's voluntary reporting and internal investigation.

         On July 15, 2004, the Company announced that it had reported to the U.S. Department of Justice and the Securities and Exchange Commission ("SEC") certain international business practices that were believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by foreign subsidiaries to prohibited customers in certain prohibited international jurisdictions. These business practices were discontinued and an independent investigation, which has been substantially completed, was conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. The results of the investigation have been provided to the DOJ and the SEC. Although the DOJ's decision is not binding, it is unlikely that the DOJ would take action at a later time.

         The Company is still voluntarily working with the SEC and the Office of Foreign Asset Control, U.S. Department of the Treasury ("OFAC"), to complete the investigation with them. If the SEC or OFAC determined that these incidents were unlawful, they could take action against the Company and/or some of its employees. We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of June 30, 2005, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 20, 2005, and the following matters were voted on at that meeting.
1.	At the meeting, eight Directors were elected. The results of this voting are as follows:
Name of Director	Votes for	Votes Withheld

Keith A. Brown	30,264,004	2,163,666
Karl S. Hay	31,437,241	990,429
Richard P. Johnston	31,493,859	933,810
Michael Kane	31,512,624	915,046
Edward Kissel	31,542,646	885,023
Stephen E. Myers	32,364,909	62,760
Richard Osborne	31,511,366	916,304
Jon H. Outcalt	31,470,006	957,663

Item 5.     Other Information.

Item 6.     Exhibits
            (a)  Exhibits

Exhibit Index
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 6, 2003.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Employment Agreement between Myers Industries, Inc. and John C. Orr effective May 1, 2005.*
10(i)

Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(j)	Description of the terms of employment between Myers Industries, Inc. and Kevin C. O'Neil. Reference is made to Exhibit 10(q) to Form 10-K filed with the Commission on March 16, 2005.*
10(k)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005.*
10(l)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.*
10(m)

Second Amendment to Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, N.A., Agent dated as of June 30, 2005. Reference is made to Exhibit 10(n) to Form 8-K filed with the Commission on July 5, 2005.

10(n)

First Amendment to Amended and Restated Loan Agreement between Myers Industries, Inc. and Banc One, NA, Agent, dated as of June 18, 2004. Reference is made to Exhibit 10(q) to Form 10-Q filed with the Commission on August 6, 2004.

10(o)

Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

10(p)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(v) to Form 10-K filed with the Commission on March 16, 2005.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
31.1	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
31.2	Certification of Gregory J. Stodnick, Vice President-Finance (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
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

MYERS INDUSTRIES, INC.

Date:	August 9, 2005	By:	/s/ Gregory J. Stodnick

Gregory J. Stodnick
Vice President-Finance and Chief
Financial Officer (Duly Authorized
Officer and Principal Financial
And Accounting Officer)

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
Date: August 9, 2005	/s/ John C. Orr

John C. Orr, President and Chief Executive Officer

Exhibit 31.2

Certification Per Section 302 of the Sarbanes-Oxley Act of 2003

       I, Gregory J. Stodnick, Vice President-Finance and Chief Financial Officer of Myers Industries, Inc., certify that:
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
Date: August 9, 2005	/s/ Gregory J. Stodnick

Gregory J Stodnick, Vice President-Finance and Chief Financial Officer

Exhibit 32

CERTIFICATIONS
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John C. Orr, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            June 30, 2005 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John C. Orr

John C. Orr, President and Chief Executive Officer
Dated: August 9, 2005

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Gregory J. Stodnick, Vice President-Finance
(Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            June 30, 2005which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregory J. Stodnick

Gregory J. Stodnick, Vice President-Finance and Chief Financial Officer
Dated: August 9, 2005