Form 10-Q
period 2005-09-30
MYERS INDUSTRIES INC
filed 2005-11-04
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  X  .

    As of September 30, 2005, the number of shares outstanding of the issuer's Common Stock was 34,765,560.

Part I - Financial Information

Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of September 30, 2005 and December 31, 2004
	Unaudited
Assets	September 30, 2005	December 31, 2004

Current Assets
Cash	$22,132,302	$8,018,623
Accounts receivable-less allowances of $5,592,000 and $5,740,000, respectively	144,420,303	151,068,463

Inventories
Finished and in-process products	74,428,572	82,022,726
Raw materials and supplies	32,987,772	38,339,728

	107,416,344	120,362,454
Prepaid expenses	3,123,796	4,622,637

Total Current Assets	277,092,745	284,072,177

Other Assets
Goodwill	265,240,005	279,576,020
Intangible assets, net	8,311,062	6,576,433
Other	6,651,842	4,889,142

	280,202,909	291,041,595
Property, Plant and Equipment, at Cost
Land	8,758,173	9,190,588
Buildings and leasehold improvements	89,240,065	90,675,147
Machinery and equipment	398,246,667	409,188,994

	496,244,905	509,054,729
Less allowances for depreciation and amortization	302,364,065	298,565,939

	193,880,840	210,488,790

	$751,176,494	$785,602,562

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of September 30, 2005 and December 31, 2004
	Unaudited
Liabilities and Shareholders' Equity	September 30, 2005	December 31, 2004

Current Liabilities
Accounts payable	$63,166,860	$72,858,791
Accrued expenses
Employee compensation	30,573,379	34,126,487
Taxes, other than income taxes	3,116,900	2,640,474
Accrued interest	3,376,322	1,113,128
Other	21,493,341	23,405,957
Current portion of long-term debt	1,643,784	2,107,090

Total Current Liabilities	123,370,586	136,251,927

Long-term Debt, less current portion	261,312,125	275,252,278
Deferred Income Taxes	29,459,575	28,094,321

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000 shares)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 34,765,560 and 34,645,948 shares, respectively)	21,163,922	21,090,960
Additional paid-in capital	267,369,470	266,257,630
Accumulated other comprehensive income	3,276,485	26,089,410
Retained income	45,224,331	32,566,036

	337,034,208	346,004,036

	$751,176,494	$785,602,562

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Income

	Unaudited		Unaudited
	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net sales	$210,989,478	$199,381,132	$672,236,369	$581,654,516

Cost of sales	153,657,574	145,285,967	492,435,389	407,905,394

Gross profit	57,331,904	54,095,165	179,800,980	173,749,122

Selling and administrative expenses	45,276,129	46,344,995	140,871,231	136,095,643

Gain on sale of warehouse	0	(1,524,598)	0	(1,524,598)

Operating income	12,055,775	9,274,768	38,929,749	39,178,077

Interest expense, net	3,860,451	3,397,660	11,595,175	9,573,672

Income before income taxes	8,195,324	5,877,108	27,334,574	29,604,405

Income taxes	3,249,000	2,057,000	9,469,000	10,825,000

Net income	$4,946,324	$3,820,108	$17,865,574	$18,779,405

Net income per Basic and Diluted Common Share	$.14	$.11	$.51	$.56

Dividends per Common Share	$.05	$.05	$.15	$.15

Weighted average number of Common Shares outstanding	34,743,142	34,143,207	34,704,741	33,607,454

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
	Unaudited	Unaudited
	September 30, 2005	September 30, 2004

Cash Flows From Operating Activities
Net income	$17,865,574	$18,779,405
Items not affecting use of cash
Depreciation	26,986,565	28,172,576
Amortization of intangible assets	1,497,407	1,445,620
Deferred taxes	800,258	2,654,537
Gain on sale of plant	0	(1,524,598)
Cash flow provided by (used for) working capital
Accounts receivable	1,772,747	(12,656,956)
Inventories	10,392,416	(3,435,212)
Prepaid expenses	1,422,345	1,864,229
Accounts payable and accrued expenses	(7,757,286)	(3,616,148)

Net cash provided by operating activities	52,980,026	31,683,453

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	0	(39,480,746)
Proceeds from sale of plant	0	2,522,179
Additions to property, plant and equipment, net	(16,711,175)	(16,935,445)
Other	(1,929,179)	(413,400)

Net cash used for investing activities	(18,640,354)	(54,307,412)

Cash Flows From Financing Activities
Net borrowing (repayment) of credit facility	(14,496,363)	32,419,109
Deferred financing costs	(262,499)	(1,527,611)
Cash dividends paid	(5,207,279)	(4,746,388)
Proceeds from issuance of common stock	1,129,430	1,695,509

Net cash provided by (used for) financing activities	(18,836,711)	27,840,619

Foreign Exchange Rate Effect on Cash	(1,389,282)	37,111

Increase in Cash	14,113,679	5,253,771

Cash at January 1	8,018,623	5,666,997

Cash at September 30	$22,132,302	$10,920,768

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders' Equity
For the Nine Months Ended September 30, 2005
Unaudited
	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income

December 31, 2004	$21,090,960	$266,257,630	$26,089,410	$32,566,036

Net income				17,865,574

Foreign currency translation adjustment			(22,812,925)

Common Stock issued	70,118	1,059,312

Stock issued for acquisition	2,844	52,528

Dividends				(5,207,279)

September 30, 2005	$21,163,922	$267,369,470	$3,276,485	$45,224,331

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Statement of Accounting Policy

         The accompanying condensed consolidated financial statements include the accounts of Myers Industries, Inc. and subsidiaries (Company), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and Form 10-K/A.

        In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, and the results of operations and cash flows for the three months and nine months ended September 30, 2005 and 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2005. The Company's gain on the sale of a warehouse of $1,524,598 originally recorded in the quarter ended September 30,2004 has been reclassified in order to be included in operating income. Certain other prior year amounts have been reclassified to conform with current presentation.

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

         The Company is still voluntarily working with the SEC, the Office of Foreign Asset Control, U.S. Department of the Treasury ("OFAC") and the Bureau of Industry and Security, U.S. Department of Commerce ("BIS"), to complete the investigation with them. If the SEC, OFAC or the BIS determined that these incidents were unlawful, they could take action against the Company and/or some of its employees. We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of September 30, 2005, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Acquisitions

         On March 10, 2004, the Company acquired all of the shares of ATP Automotive, Inc. (ATP), a subsidiary of Applied Tech LLC. ATP and its operating subsidiaries Michigan Rubber Products (MRP) and WEK Industries (WEK) are manufacturers of molded rubber and plastic products for the automotive industry with manufacturing facilities in Michigan (MRP) and Ohio (WEK). The total purchase price was approximately $61 million, which includes the assumption of $26 million of ATP debt outstanding as of the acquisition date. ATP compliments our existing product offering in our plastic and rubber original equipment and replacements parts market. The Company believes that the acquisition of ATP resulted in the recognition of goodwill because of its industry position and management strength along with providing the Company a number of operational efficiency opportunities in relation to other existing business units. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as determined by appraisals, other studies and additional information as shown in the table below. The allocation to intangible assets represent customer relationships with assigned lives ranging from 7 to 10 years.

         On July 7, 2004, the Company acquired the operations and assets of Productivity California, Inc. (Pro Cal), a leading manufacturer of plastic nursery containers and specialty printed containers for professional growers based in South Gate, California. The total acquisition cost was approximately $18.5 million - including approximately $3.8 million in cash and 1,153,847 shares of the Company's common stock. As part of the purchase agreement, for a one-year period ended July 7, 2005, the Company agreed to issue additional shares of common stock in the event that shares issued in connection with the Pro Cal acquisition were sold at a price below the $12.73 per share value at issuance or if the value of shares originally issued was below $12.73 on the anniversary date. Pursuant to this agreement, the Company issued 4,661 additional shares of common stock in the quarter ended September 30, 2005. In connection with the acquisition the Company also assumed approximately $9.5 million of Pro Cal debt. Pro Cal is a natural expansion to the Company's plastic horticultural product offering and its geographical location, unique manufacturing capabilities and strong growth rate contributed to a purchase price that exceeded the fair value of assets acquired resulting in goodwill. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as determined by appraisals and additional information, as shown below. The allocation to intangible assets were primarily customer lists and technology with estimated lives of 8 years.

         On September 24, 2004, the Company acquired certain assets of Premium Molding Inc. d/b/a Diakon Molding (Diakon), a manufacturer of plastic refuse collection containers and other blow molded products located in Reidsville, North Carolina. Diakon enables Myers to better serve certain customers in the Southeastern United States. The assets acquired including cash, accounts receivable, inventory, machinery and equipment and intangibles such as customer lists, license and intellectual property were purchased for approximately $4.4 million. In addition, the Company assumed certain liabilities of Diakon including trade payables and certain accrued liabilities related to the business operations.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

    The final allocations of purchase price at September 30, 2005 for ATP, Pro Cal and Diakon are as follows:

(In thousands)	ATP	Pro Cal	Diakon

Assets acquired:
Cash	$153	$1,549	$166
Accounts receivable	9,996	3,375	1,397
Inventory	3,878	4,535	1,037
Property, plant and equipment	17,179	12,736	2,954
Other	2,101	215	6

	33,307	22,410	5,560
Liabilities assumed:
Debt	(26,045)	(9,519)	-0-
Accounts payable and accruals	(8,644)	(4,820)	(2,127)
Deferred taxes	(4,041)	(2,541)	-0-

	(38,730)	(16,880)	(2,127)

Intangible assets	5,867	2,900	-0-
Goodwill	34,726	10,114	919

Total consideration in cash and stock	$35,170	$18,544	$4,352

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

(In thousands, except per share amounts)	Nine Months Ended September 30, 2004

Net sales	$613,036
Net income	20,794
Net income per share	.60

     These unaudited proforma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisitions taken place on January 1, 2004 or future results.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Goodwill

          The change in goodwill for the nine months ended September 30, 2005 is as follows:
(Amount in thousands)
Segment	Balance at January 1, 2005	Acquisitions	Foreign Currency Translation	Balance at September 30,2005

Distribution of aftermarket repair products and services	$214	0	0	$214
Manufacturing of material handling products - North America	30,383	0	0	30,383
Manufacturing of material handling products - Europe	116,891	0	(13,348)	103,543
Manufacturing of automotive and custom products	60,199	0	0	60,199
Manufacturing of lawn and garden products	71,889	(988)	0	70,901

Total	$279,576	(988)	(13,348)	$265,240

The reduction in goodwill of $988,000 in the manufacturing of lawn and garden products segment resulted from finalization of purchase accounting in connection with the acquisition of Pro Cal.

     Income Taxes

        The American Jobs Creation Act of 2004 introduced a special on-time dividends received deduction on the repatriation of certain foreign earnings to an U.S. taxpayer, provided certain provisions are met. In the three month period ended September 30, 2005, the Company incurred additional income taxes of approximately $281,000 related to the repatriation of approximately $4.4 million in dividends from foreign subsidiaries. This was the primary reason for the increase in the effective tax rate from 35.0 percent for the third quarter ended September 30, 3004 to 39.6percent for the third ended September 30, 2005.

     Net Income Per Basic and Diluted Common Share

        Net income per basic and diluted Common Share, as shown on the Condensed Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period. For all periods shown, basic and diluted earnings per share are consistent, as the effect of potentially dilutive shares, primarily stock options, is not significant to the computation of earnings per share.

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

        On May 31, 2005, the Company granted options totaling 303,500 shares with an option price of $11.15 which was the same as the closing price of the Company's stock on the date of the grant. There were no options granted in the third quarter of 2005. The options permit 20 percent of the shares granted to be exercised after six months, with additional vesting of 20 percent exercisable each year thereafter, with the options expiring ten years from the date of grant. In calculating the pro-forma fair value compensation expense the Company used a trinomial lattice option pricing model. Variables used in calculating the compensation expense include a dividend yield of 1.79 percent, a risk free interest rate of 3.72 percent and a volatility measure of 26.5 percent for the first vesting period, 32.0 percent for the second vesting period and 37.5 percent thereafter. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(In thousands, except per share amounts)	Nine Months Ended September 30,2005

Net income as reported	$17,866
Stock option compensation as reported	0
Fair value of stock option compensation net of related tax benefits	535

Proforma net income	$17,331

Net income per share:
Basic and diluted as reported	$.51
Basic and diluted proforma	.50

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share Based Payment" (SFAS No. 123R required that cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair value measurement objective in determining the value of such cost). SFAS No. 123R will become effective for the Company beginning in the first quarter 2006. The Company is currently evaluating the impact of the SFAS 123R on its financial statements.

     Supplemental Disclosure of Cash Flow Information

        The Company made cash payments for interest expense of $2,357,000 and $2,219,000 for the three months ended September 30, 2005 and 2004, respectively. Cash payments for interest totaled $10,139,000 and $8,380,000 for the nine months ended September 30, 2005 and 2004, respectively. Cash payments for income taxes totaled $641,000 and $3,905,000 for the three months ended September 30, 2005 and 2004. Cash payments for income taxes were $9,444,000 and $11,922,000 for the nine months ended September 30, 2005 and 2004, respectively.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Comprehensive Income

        An unaudited summary of comprehensive income for the three months and nine months ended September 30, 2005 and 2004 was as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Net income	$4,946	$3,820	$17,866	$18,779
Other comprehensive income: Foreign currency translation adjustment	(1,246)	3,446	(22,813)	(2,164)

Comprehensive (loss) income	$3,700	$7,266	$(4,947)	$16,615

     Credit Agreement

        On June 30, 2005, the Company entered into an amendment of its revolving credit agreement (the Credit Agreement) with a group of banks. The amendment revises the covenant related to maintenance of a maximum leverage ratio, defined as total debt to earnings before interest, taxes, depreciation and amortization. In addition, the amendment increases the Company's limit on annual capital expenditures to $50 million

    Retirement Plans

        For the Company's two defined benefit pension plans, the net periodic benefit cost for the three months and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$37,548	$60,078	$153,722	$180,234
Interest cost	86,990	83,443	263,512	250,329
Expected return on assets	(97,702)	(86,398)	(298,782)	(259,194)
Amortization of prior service cost	2,253	10,694	23,641	32,082
Amortization of a net loss	23,669	16,884	59,875	50,652
Curtailment loss	144,128	0	144,128	0

Net periodic pension cost	$196,886	$84,701	$346,096	$254,103

        The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it did not expect to make any contributions to its defined benefit plans in 2005, however, as of September 30, 2005, contributions of $205,000 have been made. The Company does not anticipate making any additional payments to fund its defined benefit plans in 2005.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Segment Information

        In 2004, the Company changed its reportable business segments. The business segment information for the quarter and nine months ended September 30, 2004 has been restated to conform with the current year business segment presentation.

       The Company's business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", these business units have been aggregated into five reportable segments. These include four manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling - North America, 2) Material Handling - Europe, 3) Automotive and Custom, and 4) Lawn and Garden. The fifth segment is Distribution of aftermarket repair products and services. The aggregation of operating segments is based on management by the chief operating decision maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics.

        Operating income for each segment is based on net sales less cost of products sold, and the related selling, and administrative expenses. In computing segment operating income, general corporate overhead expenses and interest expenses are not included.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Net Sales	2005	2004	2005	2004

Distribution of aftermarket repair products and services	$49,350	$44,737	$140,826	$125,890
Manufacturing of material handling products - North America	48,597	48,317	154,456	144,768
Manufacturing of material handling products - Europe	36,989	39,903	126,366	121,684
Manufacturing of automotive and custom products	49,227	45,946	146,950	128,443
Manufacturing of lawn and garden products	34,536	27,656	124,873	81,739
Intra-segment elimination	(7,710)	(7,178)	(21,235)	(20,869)

Total	$210,989	$199,381	$672,236	$581,655

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Before Income Taxes	2005	2004	2005	2004

Distribution of aftermarket repair products and services	$5,510	$4,187	$14,529	$11,595
Manufacturing of material handling products - North America	4,785	2,683	10,913	13,380
Manufacturing of material handling products - Europe	917	1,179	4,491	3,429
Manufacturing of automotive and custom products	2,487	3,263	8,964	12,430
Manufacturing of lawn and garden products	2,280	1,219	10,943	8,594
Corporate	(3,924)	(3,256)	(10,910)	(10,250)
Interest expense-net	(3,860)	(3,398)	(11,595)	(9,574)

Total	$8,195	$5,877	$27,335	$29,604

Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

        Net sales of $210,989,478 for the third quarter ended September 30, 2005 increased 6 percent over last year's third quarter sales of $199,381,132. The impact of foreign currency translations was favorable, but immaterial, contributing only $682,000. Net income of $4,946,323 was an increase of 29 percent from $3,820,108 last year. Net income for the third quarter of 2004 included a net gain of approximately $914,000 from the sale of a warehouse facility. Net income per share was $.14, an increase of 27 percent compared with $.11 in the third quarter of 2004. Foreign currency translation did not have a significant effect on net income for the quarter. The improvement in earnings for the third quarter of 2005 compared to the prior year reflects the impact of higher selling prices, better utilization of manufacturing capacity and the benefits from ongoing cost control initiatives. These positive factors offset higher costs for plastic raw materials, which were approximately 10 percent higher, on average, compared to the third quarter of 2004.

        For the nine months ended September 30, 2005, net sales were a record $672,239,369, an increase of 16 percent from the $581,654,516 reported for the same period in 2004. Contributions from acquisitions increased total net sales by $39.0 million, while the translation effect of foreign currencies, primarily the euro, increased sales by $5.8 million. Net income for the nine months was $17,865,574 a decrease of 5 percent compared to $18,779,405 in 2004, and net income per share was $.51, a decrease of 9 percent compared to $.56 for the same period last year. Foreign currency translation did not have a significant effect on net income for the nine-month period. The decline in earnings for the nine months ended September 30, 2005 was primarily the result of higher costs for plastic raw materials which increased approximately 30 percent, on average, compared to the prior year nine month period. As a result of the increased raw material costs, gross profit expressed as a percent of sales was reduced to 26.7 percent in the nine months ended September 30, 2005 compared with 29.9 percent in the prior year.

        Total selling and administrative expenses for the quarter ended September 30, 2005 decreased $1.1 million compared to the prior year quarter and, expressed as a percent of sales were reduced to 21.5 percent in the current quarter from 23.2 percent in 2004. This reduction in current year selling and administrative expenses reflects the positive effects of ongoing cost control initiatives. For the nine-month period, current year selling and administrative expenses increased $4.8 million or 4 percent compared to the prior year period. Acquired companies accounted for approximately $3.7 million of this increase with additional increases in selling expenses related to the 16 percent increase in current year sales. However, selling and administrative expenses expressed as a percent of sales were reduced to 21.0 percent for the nine months ended September 30, 2005 from 23.4 percent in 2004, reflecting the benefit of cost control programs.

        Net interest expense increased 14 percent to $3.9 million for the quarter ended September 30, 2005, compared to $3.4 million in the prior year. For the nine months ended September 30, 2005, net interest expense increased 21 percent to $11.6 million compared to $9.6 million in the prior year. The increase for the quarter ended September 30, 2005 reflects higher interest rates, which offset slightly lower average borrowing levels. The increase for the nine months ended September 30, 2005 reflects both higher interest rates and slightly higher average borrowing levels.

        Income taxes as a percent of income before taxes for the third quarter ended September 30, 2005, increased to 39.6 percent compared to 35.0 percent in 2004. The higher effective rate was primarily the result of additional income tax expense of approximately $281,000 related to repatriation of $4.4 million in dividends from foreign subsidiaries pursuant to the American Jobs Creation Act of 2004. For the nine

Part I - Financial Information

months ended September 30, 2005, income taxes as a percent of income before taxes were 34.6 percent compared to 36.6 percent for the same period of 2004. The lower effective tax rate for the 2005 nine-month period was due to foreign tax rate differences, including the use of foreign tax loss carry forwards for which valuation allowances were previously provided and which more than offset the additional tax expense incurred on the dividend repatriation noted above.

Business Segment Results

        Third quarter 2005 net sales in the Distribution Segment were $49.3 million, an increase of 10 percent compared to the third quarter of 2004. Sales of both equipment and consumable supplies remained strong across the segment's markets, particularly to independent tire dealers as their customers serviced vehicles from summer driving and began preparations for the winter season. For the nine months, net sales in the segment were $140.8 million, an increase of 12 percent compared to the same time last year. Income before taxes increased 32 percent to $5.5 million compared to last year's third quarter, primarily due to higher sales volumes, increased selling prices, favorable product mix, and ongoing cost controls. For the nine months, income before taxes increased 25 percent to $14.5 million compared to last year.

        Net sales in the Material Handling - North America segment for the quarter were $48.6 million, an increase of 1 percent compared to the third quarter of 2004. Net sales in the third quarter of 2005 were constrained by growing concerns in many industrial markets over an economic slowdown due to rising energy costs. For the nine months ended September 30, 2005, net sales were $154.5 million, an increase of 7 percent compared to last year. Income before taxes was $4.8 million, an increase of 78 percent compared to last year's third quarter due to higher selling prices and lower operating expenses. For the nine months, income before taxes was $10.9 million, a decline of 18 percent compared to the same period last year. Included in the income before tax amounts of both the quarter and nine months ended September 30, 2004, was a $1.5 million pretax gain from the sale of a warehouse facility.

        With products and markets similar to those of North America, third quarter net sales in the Material Handling- Europe Segment were $37.0 million, a decrease of 7 percent from the comparable quarter of 2004. The decrease in sales for the third quarter was due to the increased slowness in the European Union economy, particularly in the industrial markets. Foreign currency translation did not have a significant effect on sales for the quarter. For the nine months, net sales were $126.4 million, an increase of 4 percent compared to a year earlier. Included in current year revenues was $3.4 million from favorable foreign currency translations. Income before taxes was $0.9 million, a decrease of 22 percent compared to last year's third quarter. The key factors influencing third quarter profitability in this segment were lower sales volumes, and higher raw material costs, both partially mitigated by higher selling prices and lower operating expenses. For the nine months, income before taxes was $4.5 million, an increase of 31 percent compared to the same nine-month period of 2004.

        In the Automotive and Custom Segment third quarter net sales for the current year were $49.2 million, an increase of 7 percent compared to the third quarter of 2004 due to strong demand from recreational vehicle and heavy truck markets. For the nine-month period, net sales in the segment were $147.0 million, an increase of 14 percent compared to a year earlier. Included in current year revenues was $10.1 million from the acquisitions of Michigan Rubber Products and WEK. Income before taxes was $2.5 million, a decrease of 24 percent compared to last year's third quarter. Key factors affecting third quarter profitability in this segment include higher rubber and plastic raw material costs and the slower rate at which the Company is able to implement higher selling prices to various automotive OEMs to help offset those costs. For the nine months, income before taxes was $9.0 million, a decrease of 28 percent compared to the same period last year.

Part I - Financial Information

        In the Lawn and Garden Segment third quarter 2005 net sales were $34.5 million, 25 percent above net sales for the third quarter of 2004 as a result of new product introductions and a continued strong demand from all sectors in the horticultural market. For the nine months, net sales were $124.9 million, 53 percent above net sales results for the same time last year. Included in current year revenues was $28.9 million from the acquisition of ProCal. Income before taxes was $2.3 million in the third quarter of 2005, an increase of 87 percent compared to last year's third quarter. For the nine months, income before taxes was $11.0 million, an increase of 27 percent compared to the same period last year. Key factors influencing this segment in the third quarter include higher selling prices and increased unit volumes, which offset the higher costs for plastic raw materials.

Liquidity and Capital Resources

        Cash provided by operating activities was $53.0 million for the nine months ended September 30, 2005, compared with $31.7 million for the same period in the prior year. The increase of $21.3 million in cash provided by operating activities was primarily due to the $5.8 million of cash provided by net working capital changes in the current year compared to cash used of $17.8 million in the prior year period. During the nine months ended September 30, 2005, $10.4 million was provided from the liquidation of inventories built up at the previous yearend to protect against future price increases as well reduction of seasonal inventories related to the Lawn and Garden Segment. In addition, $1.8 million was provided by the reduction of accounts receivable as the Company continued to emphasize its working capital control programs. During the nine months ended September 30, 2005, total debt was reduced $14.4 million to $263.0 million compared to $277.4 million at December 31, 2004. Total debt as a percentage of total capitalization at September 30, 2005 was unchanged at 44 percent, the same ratio as the prior yearend. At September 30, 2005, the Company had working capital of $153.7 million and a current ratio of 2.2 which represents a slight increase compared to December 31, 2004.

        On June 30, 2005, the Company entered into an amendment of its revolving credit agreement (the Credit Agreement) with a group of banks. The amendment revised the covenant related to maintenance of a maximum leverage ratio, defined as total debt to earnings before interest, taxes, depreciation and amortization. In addition, the amendment increased the Company's limit on annual capital expenditures to $50 million. As of September 30, 2005 the Company is in compliance with all of the covenants of the Credit Agreement as amended and had approximately $68 million available under the Credit Agreement.

        Capital expenditures for the nine months ended September 30, 2005 were $16.7 million and are expected to be in the range of $20 to $25 million for the full year. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

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

Part I - Financial Information

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

         The Company is still voluntarily working with the SEC, the Office of Foreign Asset Control, U.S. Department of the Treasury ("OFAC")and the Bureau of Industry and Security, U.S. Department of Commerce ("BIS"), to complete the investigation with them. If the SEC, OFAC, or the BIS determined that these incidents were unlawful, they could take action against the Company and/or some of its employees. We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of September 30, 2005, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

Critical Accounting Policies

        The preparation of the financial statement information contained herein requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption or conditions.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgements by management is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management believes that as of September 30, 2005, there have been no material changes to this information.

Recent Pronouncements

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs. An amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. SFAS No. 151 will be effective for us beginning January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material effect on our financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R)

Part I - Financial Information

requires that public companies recognize expense in an amount equal to the fair value of the share-based payment. We will adopt SFAS No. 123 (R) beginning January 1, 2006. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)'s fair value method will have an impact on our results of operation, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share in the Stock Compensation Footnote to our Consolidated Financial Statements. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions have not been material to our cash flows.

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

Item 4.     Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and

Part I - Financial Information

management was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

         At the end of the period covered in this report, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. However, because management has not fully tested all of the changes related to internal controls on financial reporting in the current year, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls were not effective at a reasonable assurance to ensure the information required to be disclosed in the reports filed and submitted under the Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported in such filings as and when required..

        We reported in our Annual Report on Form 10-K and Form 10-K/A certain material weaknesses in our internal controls over financial reporting related to business segment reporting, the financial statement close process and income tax accounting.

        Financial Statement Close Process - Management determined that it had insufficient controls over the process of determining and reporting business segment information in accordance with Financial
Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which constituted a material weakness in internal controls over financial reporting as of December 31, 2004. The Company has already corrected the material weakness and has restated its business segment information in its Annual Report on Form 10-K for the year ended December 31, 2004 and in this filing.

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

        Income Tax Process - The weaknesses in accounting for income taxes include insufficient controls over accounting for income taxes, including the determination of deferred income tax assets and liabilities, income taxes payable and the provision for income taxes. Specifically, the Company did not have effective controls to: (i) identify and evaluate in a timely manner the tax implication of certain non-routine transactions: (ii) ensure appropriate preparation and review of the provision for income taxes and income taxes payable; (iii) determine the components of deferred income taxes and related assets and liabilities; and (iv) assess the need for valuation allowances on net deferred tax assets.

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

        As noted above, the Company has taken steps to remediate the material weaknesses. Based on those actions and the changes made in the Company's business segment reporting, management believes that the

Part I - Financial Information

weaknesses related to disclosure controls, which were deemed to be ineffective at December 31, 2004, have been remediated. However, because we have not fully tested all of the changes related to internal controls over financial reporting initiated in the current year, our Chief Executive Officer and Chief Financial Officer have concluded that the internal controls over financial reporting were not effective as of September 30, 2005.

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

         The Company is still voluntarily working with the SEC, the Office of Foreign Asset Control, U.S. Department of the Treasury ("OFAC") and the Bureau of Industry and Security, U.S. Department of Commerce ("BIS"), to complete the investigation with them. If the SEC, OFAC or the BIS determined that these incidents were unlawful, they could take action against the Company and/or some of its employees. We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of September 30, 2005, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Such amounts could be material to the Company's financial statements. The Company believes that the practices in question have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

Item 5.     Other Information.

Item 6.     Exhibits
            (a)  Exhibits

Exhibit Index
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 6, 2003.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Employment Agreement between Myers Industries, Inc. and John C. Orr effective May 1, 2005. Reference is made to Exhibit 10(h) to Form 10-Q filed with the Commission on August 10,2005.
10(i)

Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(j)	Employment Agreement between Myers Industries, Inc. and Kevin C. O'Neil dated August 21, 2005.*
10(k)

Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*

10(l)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.
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

10(p)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(v) to Form 10-K filed with the Commission on March 16, 2005.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
31.1	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
31.2	Certification of Gregory J. Stodnick, Vice President-Finance (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
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

MYERS INDUSTRIES, INC.

Date:	November 4, 2005	By:	/s/ Gregory J. Stodnick

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
Date: November 4, 2005	/s/ John C. Orr

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
Date: November 4, 2005	/s/ Gregory J. Stodnick

Gregory J Stodnick, Vice President-Finance and Chief Financial Officer

Exhibit 32

CERTIFICATIONS
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John C. Orr, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            September 30, 2005 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John C. Orr

John C. Orr, President and Chief Executive Officer
Dated: November 4, 2005

       In connection with the Quarterly Report of Myers Industries, Inc. (the Company) on
Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Gregory J. Stodnick, Vice President-Finance
(Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to my knowledge:

            (1) The Quarterly Report on Form 10-Q of the Company for the period ended
            September 30, 2005which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregory J. Stodnick

Gregory J. Stodnick, Vice President-Finance and Chief Financial Officer
Dated: November 4, 2005