Form 10-K
period 2005-12-31
MYERS INDUSTRIES INC
filed 2006-03-16
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
(Title of Class)
Securities Registered Pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑
      State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2005: $420,933,150.
      Indicate the number of shares outstanding of registrant’s common stock as of March 3, 2006: 34,904,258 Shares of Common Stock, without par value.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	Business

(a)	General Development of Business
      Myers Industries, Inc. (the Company) is an international manufacturer of polymer products for industrial, agricultural, automotive, commercial, and consumer markets. We are an international leader in reusable plastic containers and North America’s leading manufacturer of plastic horticultural pots, trays, and flower planters. Other principal product lines include plastic storage and organization containers, plastic storage tanks, plastic and rubber OEM parts, rubber tire repair products, and custom plastic and rubber products.
      The Company is also the largest wholesale distributor of tools, equipment, and supplies for the tire, wheel, and undervehicle service industry in the United States. Our distribution products range from tire balancers and alignment systems to valve caps and other consumable service supplies.
      Myers Industries serves customers around the world, and the Company’s products and related services provide a wide range of performance benefits to customers in diverse niche markets. Benefits include: increasing productivity, lowering material handling costs, improving product quality, reducing labor costs, shortening assembly times, eliminating solid waste, and increasing profitability.
      Founded in Akron, Ohio, in 1933, what is today Myers Industries grew from the vision of two brothers, Louis and Meyer Myers, and a partnership based on a $620 loan, some tire repair merchandise, and a used truck. The business was named “Myers Tire Supply” and it serviced tire dealers and retreaders by distributing tools and supplies needed to grow their businesses. The Company expanded into manufacturing operations in the post-war 1940’s and was renamed Myers Industries, Inc. in 1963. Since then, the Company has grown from a small storefront to an international manufacturing and distribution business.
      Headquartered in Akron, Ohio, Myers Industries encompasses: 30 manufacturing facilities in North America, Brazil and Europe, 37 domestic and four international distribution branches, more than 20,000 products, and nearly 5,300 employees. The Company went public in 1971, and the stock is traded today on the New York Stock Exchange under the symbol MYE.
      Myers Industries’ business strategy is focused on long-term growth disciplined through five key operating principles. Central to defining the priorities behind the Company’s ongoing “Strategic Business Evolution” process, these five principles include: 1) Business Growth, 2) Customer Satisfaction, 3) Cost Control, 4) Organizational Development, and 5) Positioning the Business for the Future. Applying these within our Strategic Business Evolution, we emphasize:

•	Being the leading innovator of niche, high margin products;

•	Being the low-cost producer of certain commodity products where our brands excel;

•	Achieving leadership in key product areas through breadth of offering, consistent quality, and superior customer service;

•	Concentrating our efforts on niche markets where our capabilities create profit opportunities for our customers and ourselves;

•	Leveraging brand equity and capabilities to grow business with existing customers and cultivate new ones, particularly in emerging growth markets where we can deliver the greatest value and achieve the best returns;

•	Investing in new technologies and processes to reinforce market strength in key business groups;

•	Succession plans through our management teams at all levels of the Company, ensuring the right people are in the right positions to grow;

•	Selective acquisitions as opportunities arise to enhance our leadership in key markets;

•	Potential divestiture of businesses with non-strategic products or markets, aligning our resources with the best avenues for long-term, profitable growth potential; and

•	Consolidation and rationalization initiatives to reduce costs and improve productivity within the Company’s manufacturing and distribution footprint.
      The Company’s segments and brands are under continuous review for strategic fit and growth potential. This rigorous review process is dedicated to strengthening innovation, enhancing leadership in our markets, building strong customer relationships, and positioning the Company to grow on a sustainable basis.

(b)	Financial Information About Segments
      The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

(c)	Description of Business
      The Company conducts its business activities in five segments, including four manufacturing and one distribution. The four manufacturing segments consist of: Material Handling — North America; Material Handling — Europe; Automotive and Custom; and Lawn and Garden. For the fiscal year ended December 31, 2005, the percentage contribution from each segment to the Company’s total net sales of $903.7 million was: Material Handling — North America, 22 percent; Material Handling — Europe, 18 percent; Automotive and Custom, 20 percent; Lawn and Garden, 19 percent; and Distribution, 21 percent.
      In our manufacturing segments, we design, manufacture, and market a variety of plastic and rubber products. These range from plastic reusable material handling containers and small parts storage bins to plastic horticultural pots and hanging baskets, decorative planters, plastic and rubber OEM parts, tire repair materials, and custom plastic and rubber products.
      Our Distribution Segment is engaged in the distribution of tools, equipment, and supplies used for tire, wheel, and undervehicle service on passenger, heavy truck, and off-road vehicles.

Our Manufacturing Segments
      In our manufacturing segments, we engineer, produce and sell more than 12,000 products. We have 22 manufacturing facilities in the United States, six in Western Europe, one in Canada and one in Brazil. Our manufactured plastic and rubber products are sold nationally and internationally by a direct sales force and through independent sales representatives.
      Key Manufactured Product Areas

•	Plastic Reusable Material Handling Containers and Pallets
•	Plastic Storage and Organization Products
•	Plastic and Metal Material Handling Carts
•	Plastic Horticultural Pots, Trays and Hanging Baskets
•	Decorative Resin Flower Planters
•	Plastic Storage Tanks
•	Rubber and Plastic Original Equipment and Replacement Parts
•	Tire Repair and Retreading Products
•	Custom Plastic and Rubber Products
      Product Brands

•	Akro-Mils
•	Allibert-Buckhorn

•	Ameri-Kart
•	Buckhorn
•	Buckhorn Rubber
•	Dillen

•	Listo
•	Michigan Rubber
•	Patch Rubber
•	Pro Cal
•	raaco
•	WEK

      Manufacturing Capabilities

•	Product Design and Engineering
•	Prototyping and Testing
•	Materials Formulation
•	Plastic and Rubber Injection Molding
•	Structural Foam Molding
•	Rotational Molding
•	Vacuum Forming
•	Winding Extrusion
•	Blow Molding
•	Compression and Transfer Molding
•	Rubber Compounding, Calendering and Extrusion
•	Rubber-to-Metal Bonding
•	Rubber-to-Plastic Bonding
•	Metal Forming
•	Powder Coating
      Representative Markets

•	Agriculture
•	Automotive
•	Commercial
•	Consumer
•	Food Processing and Distribution
•	General Manufacturing/ Industrial
•	Healthcare
•	Horticulture
•	Off-Road Construction/ Agriculture Vehicle
•	Recreational Marine
•	Recreational Vehicle
•	Road Construction
•	Tire Repair/ Retread
•	Telecommunications
•	Transportation/ Heavy Truck
•	Waste Collection
•	Water Piping/ Water Control

Material Handling — North America & Europe Segments Overview
      Myers Industries’ largest product area is plastic reusable material handling containers and pallets for markets such as automotive, appliance, general manufacturing, distribution, agriculture, retail, and food processing. In closed loop supply chains, reusable containers and pallets replace single-use cardboard boxes and easily damaged wooden pallets to help customers lower operating costs by improving product protection, reducing freight costs, and eliminating solid waste and disposal costs. The product selection, manufacturing processes, markets, and applications are similar for both the North American and European segments of our business, and we are one of few manufacturers positioned to supply reusable packaging/ material handling product solutions to customers worldwide.

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
      In addition to standard material handling products, we utilize our extensive design and manufacturing capabilities for turnkey production of custom material handling products: container inserts and protective dunnage, transport trays, modified or new container and pallet combinations, and other transport packaging items tailored to customers’ unique applications.
      Customers rely on the productivity and profitability benefits delivered through the innovation, broad selection, quality, and interworking of our reusable material handling products. For example, in automotive plants across North America and Europe, our containers and pallets are reused hundreds of times to move products as small as fasteners or as large as sidewall components from suppliers directly to assembly areas, protecting the products and reducing the scrap rate. Our attached lid containers and pallets are used by many retail businesses such as Wal-Mart® and Staples® to receive their various products: the containers are used in regional distribution centers to organize inventory, sort orders, and are then combined with pallets to transport products directly to stores.
      Our containers bring multiple cost-saving benefits to customers in agriculture, food processing, and distribution markets. Growers of strawberries, asparagus, and other fruits and vegetables use our harvesting and shipping containers to protect their delicate products in transit from the field to processing centers to the produce sections of grocery stores around the world. Hundreds of thousands of our bulk SeedBoxestm are used by Pioneer Hi-Bred International® and related seed and feed distributors to efficiently transport and dispense up to 2,500 lbs. of their products. The unique SeedBox container can be emptied in as little as 30 seconds, then broken down for return shipping and refilling — eliminating the traditional seed bags and the environmental impact of burning bags in the fields. Manufacturers of tomato paste in the U.S. employ our Citadel® bulk container to move processed tomato products across the country in railcars. The smooth-sided, impact-resistant container replaces wooden crates and steel containers that can cause product damage and contamination. The Citadel carries up to 3,000 lbs./ 300 gallons of product, stacks five high when fully loaded, and is designed for long-term indoor or outdoor storage of loads. Poultry delivered to many restaurants and grocery stores across the U.S. comes in a reusable, spill-proof container that we pioneered; the container protects the chicken during transport and is more sanitary than cardboard boxes.
      While markets and applications for our material handling products in Europe are similar to those in North America, some unique applications arise: harvesting, shipping, and processing grapes for the French wine industry; improving efficiency of mail sorting and transport with custom-made totes for the Spanish postal service; and creating custom crates for the fishing industry in France and the U.K. Throughout the worldwide material handling industry, we are known for leading the market in innovation of new products and for our custom design expertise to create effective solutions that meet customers’ total packaging and transport needs.

      In Europe, we also make plastic bulk tanks for storage and transport of solid and liquid materials. These tanks are produced using both winding extrusion and rotational molding. The extruded tanks — created using a helical winding process to form seamless, durable, and corrosion-resistant plastic tanks — are available in capacities from 500 to 70,000 liters. These are primarily used to replace costly stainless steel tanks for high-volume storage in industries such as chemical and water treatment. For agriculture, plastics, and food markets, our roto-molded tanks are commonly used as intermediate bulk containers, transporting material from one location to another, or as a temporary storage vessel; these uses are often “returnable” applications, in which the tanks can be reused for multiple round trips in a closed loop system.
      In a related material handling product mix, industrial and commercial markets find storage and organization solutions with our plastic storage bins and metal racking systems, used for applications such as creating assembly line workstations, organizing medical supplies, and creating retail displays. Our transport cart line provides an extensive range of plastic, metal, and wood material handling carts, dollies, worktables, and other items. These products are available through industrial supply catalogers, including W.W. Grainger® and C&H®, and many other industrial and material handling distributors.
      We also compete in the storage and organization niche of the consumer market by adapting solutions for industry to home and office settings. We are not a major player in the overall consumer market, nor do we seek to be. Our small line of niche products includes popular KeepBox® containers, which help consumers organize everything from holiday decorations to school supplies. Portable organizers and stackable cabinets provide efficient storage for small items and accessories in the home workshop or at the office. Hobbyists and craftspeople use our popular CraftDesigntm products for organizing scrapbook, sewing, and art supplies. Our niche consumer products are sold by leading retailers such as Target® and others across the U.S.

Automotive and Custom Segment Overview
      With our complementary manufacturing capabilities, we serve diverse niche markets and customers in this segment with an array of engineered plastic and rubber original equipment and replacement parts, tire repair materials, and custom products. Our unique combination of product design, molding, and finishing expertise supports customers’ needs for efficient, single sourcing of parts and turnkey custom product development. In addition to our plastics molding capabilities, this segment employs a full range of rubber molding processes: injection molding; compression and transfer molding; compounding, calendering, and extrusion; blow molding; rubber-to-metal bonding; and rubber-to-plastic bonding. Additional capabilities include custom rubber formulation, mixing, and testing.
      We work closely with manufacturers of passenger cars and trucks to create rubber, plastic, and combination components and assemblies for numerous vehicle platforms. Our expertise allows us “guest engineering” status with many of the world’s leading automakers and suppliers. Our molding and assembly capabilities provide a diversified product mix including air induction hoses, HVAC units, noise vibration dampers, grommets, bushings, tubing assemblies, seals, and gaskets.
      Makers of recreational vehicles (RV) and watercraft utilize our design knowledge and production capabilities for an assortment of products. Rotationally-molded plastic water, waste handling, and fuel tanks are created and assembled to fit the precise space constraints within RV and marine vehicle designs. We employ both vacuum forming and rotational molding to make plastic trim and interior parts for RV’s, as well as helm consoles and seat frames for watercraft. In addition, our rubber seals are used in several marine motor styles to protect transmission compartments against water.
      For manufacturers of heavy trucks and construction and agriculture equipment, our engineered, molded rubber air intake hoses, hood latches, boots, bellows, bushings, and other products perform under the harshest conditions — whether under the hood or on the vehicle’s body, over-the-road or off-road. As one example of our market strength, we provide air intake hoses in more than 200 standard fittings for the majority of Class 6 and 8 trucks. Our expertise in co-extrusion blow molding with three-dimensional capabilities allows us to create single-piece, complex parts, parts with both rigid and flexible features and extreme angles, to meet the needs of changing vehicle design. As engines for trucks and other heavy equipment are redesigned for changing environmental regulations, we are in a strong position to engineer and mold new products to our customers’ precise specifications.
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
      We also work with customers to develop custom rubber and calendered rubber sheet stock, which is used as the base for products in aerospace, industrial, sports, and other markets. The telecommunications industry splices cables with our specialty tapes. In the mining industry, our custom rubber materials are used to create linings for material handling conveyor systems. Another custom sheet stock is used as the base material to produce the world’s top-selling line of golf grips, Golf Pride®.
      Other custom products touch a wide range of markets and applications, such as plastic elevated toilet seats and tub rails for the healthcare market; plastic parts designed to replace high-cost steel components in commercial cooling towers; and structural wood for outdoor building applications, formed by molding heavy-duty plastic in and around an engineered wood core.

Lawn and Garden Segment Overview
      We serve the needs of the entire North American plant grower market — everything from large, 80-plus acre greenhouse operations to small and medium-sized regional growers, retail garden centers such as Home Depot®, and nationally-branded growers and programs such as Proven Winners®. Our products, available both direct and through a network of leading horticultural distributors, include the industry’s most extensive range of injection-molded and vacuum-formed pots, hanging baskets, flats and carry trays, plug trays, nursery containers, propagation sheets and flats, and specialty pots. Products are designed to meet the changing needs of the professional grower, including increased automation in growing operations and emphasis on retail branding programs. We hold the reputation for constant product innovation, supported by services such as graphic design, color offset printing, and adhesive labeling on pots to help growers brand their plant material and improve sell-through at retail. Unique products like our picturePot® graphic containers add to our leadership role in the marketplace. These custom-made pots are printed with plant photos and graphics in vivid detail and color, and then serve as packaging for plants to create vibrant point-of-sale materials.
      Our decorative resin planters feature intricate molding details in metallic, weathered stone, and textured styles with unique finishes that capture the retailer’s attention and the consumer’s imagination. Products include a diverse offering of molded square and round planters, window boxes, urns, and hanging baskets for indoor and outdoor usage. Consistent new product development is key to success in the retail garden center and mass merchandiser channels. Proprietary molding and finishing processes, along with creative designs, deliver the unique look in the decorative planter category that sets our planters apart from the competition in stores such as Wal-Mart®, Kmart®, and Lowe’s®.

Plastic and Rubber Raw Materials
      The Company’s manufacturing segments are dependent upon numerous outside suppliers for commodity raw materials, principally polyethylene, polypropylene, and polystyrene plastic resins, and synthetic and natural rubber. We believe that the loss of any one supplier or group of suppliers would not have a materially adverse effect on our business, since in most instances identical or similar materials are readily obtainable from other suppliers.

Our Distribution Segment
      In the Distribution Segment, Myers is the largest distributor and one-stop-shop for tire, wheel, and undervehicle service tools, equipment, and supplies in the United States. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, tire retreaders, and general repair facilities rely on our broad product selection, rapid availability, and personal service to grow their business and become more productive and profitable.
      We buy and sell nearly 10,000 different items — everything that professionals need to service passenger, truck, and off-road tires and wheels.
      Key Distribution Products

•	Tire Valves and Accessories
•	Tire Changing and Balancing Equipment
•	Lifts and Alignment Equipment
•	Service Equipment and Hand Tools
•	Tire Repair/ Retread Equipment and Supplies

•	Brake, Transmission and Allied Service Equipment and Supplies
      Product Brand

•	Myers Tire Supply
      Capabilities

•	Broad Sales Coverage
•	Local Sales and Inventory
•	International Distribution
•	Personalized Service
•	National Accounts Service
•	Customer Product Training
•	New Products “Speed to Market”
      Representative Markets

•	Retail Tire Dealers
•	Truck Tire Dealers
•	Auto Dealers
•	Commercial Auto and Truck Fleets
•	General Repair/ Service Facilities
•	Tire Retreaders
•	Government Agencies
      Within the continental United States, we provide widespread distribution and sales coverage from 37 branches positioned in major metropolitan areas. Each branch operates as a profit center and is staffed by a branch manager, sales, office, warehouse, and delivery personnel. Internationally, we have four wholly owned warehouse distributors located in Canada and Central and South America. Sales personnel from our Akron, Ohio, headquarters cover the Far East, Middle East, South Pacific, and South American territories.
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
      An essential element of our success in the Distribution Segment is our nearly 170 sales representatives, who deliver personalized service on a local level. Customers rely on Myers’ sales representatives to introduce the latest tools and technologies and provide training in new product features and applications. Representatives also teach the proper use of diagnostic equipment and present on-site workshops demonstrating industry-approved techniques for tire repair and undervehicle service.
      While the needs and composition of our distribution markets constantly change, we adapt and deliver the new products and services that are crucial to customers’ success. The new product pipeline is driven by innovations from auto and tire manufacturers, which in turn prompts Myers and its suppliers to develop new equipment, supplies, and service techniques to keep cars and trucks moving down the road with confidence.

Competition — Manufacturing & Distribution Segments
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

Employees
      As of December 31, 2005 the Company had a total of 5,258 full-time and part-time employees. Of these employees, 4,612 were engaged in manufacturing with 993 employed in the Material Handling — North America segment, 968 in the Material Handling — Europe segment, 1,785 in the Automotive and Custom segment and 866 in the Lawn and Garden segment. In addition, 552 were employed in the Distribution segment and 94 were employed at the Company’s corporate offices. As of December 31, 2005 the Company had 142 employees in the U.S. who were members of unions. In certain countries in which the Company operates union membership is not known due to confidentiality laws. The Company believes it has a good relationship with its union employees.

(d)	Financial Information About Geographic Areas
      The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

(e)	Available Information
      Filings with the SEC. As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (SEC), such as:
      * annual reports on Form 10-K;
      * quarterly reports on Form 10-Q;
      * current reports on Form 8-K; and
      * proxy statements on Schedule 14A.
      Anyone may read and copy any of the materials we file with the SEC at it’s Public Reference Room at 100 F Street, N.E., Room 1580 , Washington, DC 20549. The SEC also maintains an internet website that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.

      Also, we make our SEC filings available on our own internet site as soon as reasonably practicable after we have filed with the SEC. Our internet address is http://www.myersind.com. The content on the Company’s website is available for information purposes only, and is not incorporated by reference into this Form 10-K.
      Corporate Governance. We have a Code of Business Conduct for our employees and members of our Board of Directors. A copy of the Code is posted on our website. We will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our executive officers or directors by disclosing the nature of that amendment or waiver.
      Our website also contains additional information about our corporate governance policies, including the charters of our standing board committees. Any of these items are available in print to any shareholder who requests them. Requests should be sent to Corporate Secretary, Myers Industries, Inc., 1293 S. Main Street, Akron, Ohio 44301.
ITEM 1A.     Risk Factors
      This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding the Company’s 2006 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. The Company’s actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.
      Risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements include, but are not limited to:

General Economic, Business & Political Conditions
      The Company operates in a wide range of geographies, primarily North America, Central America, South America, and Europe. Worldwide and regional economic, business, and political conditions, including changes in the economic conditions of the broader markets and in the Company’s individual niche markets, could have an adverse affect on one or more of the Company’s business segments.

Competition
      Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours, and we compete primarily on the basis of product quality, product performance, value, supply chain competency, and customer relationships. The Company’s competitive success also depends on its ability to maintain strong brands/ brand leadership within its markets so that customers will need the Company’s products and services to meet their growth requirements. The development and maintenance of such brands requires continuous investment in brand building, marketing initiatives, and advertising. The competition that we face in all of our markets — which varies depending on the Company’s particular business segment, product line(s), and customers — may prevent us from achieving sales, product pricing, and income goals, which could affect our financial condition and results of operations.

Global Economic Performance & Foreign Currency Exposures
      We currently operate manufacturing, sales and service facilities outside of North America, particularly in France, Spain, the United Kingdom, Denmark, Canada, and Brazil. In 2005, international net sales accounted for approximately 23% of our total net sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

•	fluctuations in currency exchange rates;
•	limitations on the remittance of dividends and other payments by foreign subsidiaries;
•	limitations on foreign investment;
•	additional costs of compliance with local regulations; and
•	in certain countries, higher rates of inflation than in the United States.
      In addition, our operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs related to our international operations could adversely affect our operations and financial results in the future.

Raw Material Cost Pressures
      Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices, such as those experienced in 2005. The Company’s primary raw materials include plastic resins, colorants, and natural and synthetic rubbers. The Company attempts to reduce its exposure to increases in those costs through a variety of programs and selling price adjustments. Market conditions, however, may limit the Company’s ability to raise selling prices to offset increases in our raw material input costs.

Raw Material Availability
      Changes in raw material availability may occur due to events beyond our control. Our specific molding technologies and/or product specifications can limit our ability to locate alternative supplies to produce certain products. The Company believes, however, that its sources for its primary materials will continue to be adequate to meet its requirements.

Manufacturing & Distribution Activities
      We are subject to the inherent risks in our diverse manufacturing and distribution activities, including, but not limited to: product quality, safety, licensing requirements and other regulatory issues, environmental events, loss or impairment of key manufacturing or distribution sites, disruptions in logistics and transportation services, labor disputes, and industrial accidents. In addition, the Company is subject to natural disasters and other factors over which it has no control.

Strategic Growth Initiatives
      The Company is undergoing a “Strategic Business Evolution” process within its business segments to focus resources on what it deems the best platforms for long-term, sustainable growth — including, but not limited to: internal growth driven by strong brands and new product innovation; development of new, high-growth markets and expansion in existing niche markets; strengthening customer relationships through value-added initiatives and key product partnerships; investments in new technology and processes to reinforce markets strength and capabilities in key business groups; consolidation and rationalization activities to further reduce costs and improve productivity within the Company’s manufacturing and distribution footprint; strategic, bolt-on acquisitions to accelerate growth in the Company’s market positions; and potential divestiture of businesses with non-strategic products or markets. Although the process is underway, all of these activities and initiatives have inherent risks, and there remain significant challenges and uncertainties, including economic and general business conditions, that could limit the Company’s ability to achieve anticipated benefits associated with announced strategic initiatives and affect the Company’s financial results.

Future Events
      Future events may occur that would adversely affect the reported value of the Company’s assets. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material adverse change in its relationship with significant customers.

Equity Ownership Concentration
      Mary S. Myers, widow of the Company’s co-founder Louis S. Myers, and Stephen E. Myers, former Chief Executive Officer of the Company, beneficially owned approximately 15.3% and 7.7%, respectively, of the Company’s outstanding common shares as of February 14, 2006, and combined have sufficient voting power to influence actions requiring the approval of our shareholders.

Legal & Regulatory Actions
      Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse affect on the Company’s financial results.

ITEM 1B.	Unresolved Staff Comments
      None.

ITEM 2.	Properties
      The following table sets forth by segment certain information with respect to properties owned by the Registrant:
Distribution

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Warehousing
Akron, Ohio	31,000	2	Warehousing
Pomona, California	17,700	1	Sales and distribution
Englewood, Colorado	9,500	1	Sales and distribution
San Antonio, Texas	4,500	1	Sales and distribution
Phoenix, Arizona	8,200	1	Sales and distribution
Houston, Texas	7,900	1	Sales and distribution
Indianapolis, Indiana	7,800	2	Sales and distribution
Cincinnati, Ohio	7,500	1	Sales and distribution
York, Pennsylvania	7,400	3	Sales and distribution
Atlanta, Georgia	7,000	1	Sales and distribution
Minneapolis, Minnesota	5,500	1	Sales and distribution
Charlotte, North Carolina	5,100	1	Sales and distribution
Syracuse, New York	4,800	1	Sales and distribution
Franklin Park, Illinois	4,400	1	Sales and distribution

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Manufacturing

Gaillon, France	500,000	23	Manufacturing and distribution
Sandusky, Ohio	305,000	8	Manufacturing and distribution
Nykobing, Falster Denmark	227,000	68	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Dawson Springs, Kentucky	209,000	36	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Hannibal, Missouri	196,000	10	Manufacturing and distribution
Sparks, Nevada	185,000	11	Manufacturing and distribution
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, N. Carolina	172,000	20	Manufacturing and distribution
Cadillac, Michigan	162,000	14	Manufacturing and distribution
Shelbyville, Kentucky	160,000	8	Manufacturing and distribution
Bristol, Indiana	166,000	12	Manufacturing and distribution
Gloucester, England	118,000	3	Manufacturing and distribution
Jefferson, Ohio	115,000	11	Manufacturing and distribution
Palua De Plegamans, Spain	85,000	7	Manufacturing and distribution
Prunay, France	71,000	4	Manufacturing and distribution
Santa Perpetua De Mogoda, Spain	61,000	3	Manufacturing and distribution
Fostoria, Ohio	75,000	3	Manufacturing and distribution
Surrey, B.C., Canada	42,000	3	Manufacturing and distribution
Mebane, North Carolina	30,000	5	Manufacturing and distribution
Nivelles, Belguim	14,000	2	Sales and distribution
Maia, Portugal	13,000	3	Sales and distribution
      The following table sets forth by segment certain information with respect to facilities leased by the Registrant:
Manufacturing

	Approximate
	Floor Space	Expiration Date of
Location	(Square Feet)	Lease	Use

Middlefield, Ohio	632,000	September 30, 2025	Manufacturing and distribution
Cassopolis, Michigan	210,000	October 31, 2010	Manufacturing and distribution
Reidsville, N. Carolina	171,000	September 30, 2009	Manufacturing and distribution
South Gate, California	122,000	October 31, 2009	Manufacturing and distribution
Stoke Works, England	108,000	August 31, 2008	Sales and distribution
Mulheim, Germany	54,000	December 31, 2010	Sales and distribution
Jaguariuna, Brazil	54,000	March 3, 2009	Manufacturing and distribution
Brampton, Ontario, Canada	43,000	December 31, 2007	Sales and distribution
Commerce, California	42,000	September 14, 2008	Manufacturing and distribution
Nanterre Cedex, France	25,000	April 30, 2008	Administration and sales
Milford, Ohio	22,000	August 31, 2006	Administration and sales
Orbassano, Italy	3,000	June 30, 2012	Sales and distribution

      The Registrant also leases distribution facilities in 28 locations throughout the United States and Canada which, in the aggregate, amount to approximately 167,000 square feet of warehouse and office space. All of these locations are used by the distribution of aftermarket repair products and services segment.
      The Registrant believes that all of its properties, machinery and equipment generally are well maintained and adequate for the purposes for which they are used.

ITEM 3.	Legal Proceedings
      On July 15, 2004, the Company announced that it had reported to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) certain international business practices that were believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company’s distribution segment and sales made by foreign subsidiaries to prohibited customers in certain prohibited international jurisdictions. These business practices were discontinued and an independent investigation, which has been substantially completed, was conducted by outside counsel under the authority of the Audit Committee of the Company’s Board of Directors. The results of the investigation have been provided to the DOJ, the SEC, the Office of Foreign Asset Control, U.S. Department of the Treasury (“OFAC”) and the Bureau of Industry and Security, U.S. Department of Commerce (“BIS”).
      The DOJ notified the Company that it determined not to proceed against the Company or its employees for those matters described in the Company’s voluntary reporting and internal investigation. The BIS notified the Company it had completed its investigation and decided not to refer the matter for criminal or administrative prosecution and closed the matter by issuing a warning letter to the Company.
      The Company is still voluntarily working with the SEC and the OFAC to complete the investigation with them. If the SEC or OFAC determined that these incidents were unlawful, they could take action against the Company and/or some of its employees.
      We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of December 31, 2005, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Based in part upon the manner in which these matters were resolved with the DOJ and BIS, management believes that this liability, although possible, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Further, the Company believes that the practices in question have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.
      In addition to the proceedings discussed above, we have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	Submission Of Matters to a Vote of Security Holders
      During the fourth quarter of the fiscal year ended December 31, 2005, there were no matters submitted to a vote of security holders.
Executive Officers of the Registrant
      Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2005. Executive officers are appointed annually by the Board of Directors.

		Years as
Name	Age	Executive Officer	Title

John C. Orr	55	3	President and Chief Executive Officer
Gregory J. Stodnick	63	26	Vice President — Finance and Chief Financial Officer
Kevin C. O’Neil	50	7	Vice President, General Counsel and Secretary

      Each executive officer has been principally employed in the capacities shown or similar ones with the Registrant for over the past five years with the exception of Mr. Orr. Mr. Orr, President and Chief Executive Officer, was appointed to his current position on May 1, 2005. Mr. Orr had been President and Chief Operating Officer since 2003. Prior to that Mr. Orr was General Manager of Buckhorn Inc., one of the Company’s material handling subsidiaries. Before coming to Myers Industries, Mr. Orr had been employed by The Goodyear Tire and Rubber Company for 28 years. His last position at Goodyear was Vice President — North America.
      Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant’s Directors, certain of its executive officers and persons who own more than ten percent of its Common Stock (“Insiders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange, Inc., and to furnish the Company with copies of all such forms they file. The Company understands from the information provided to it by the Insiders that they adhered to all filing requirements applicable to the Section 16 Filers, with the exception of Richard P. Johnston, who due to an administrative error, had two sales reported on a Form 4 which was filed six business days late.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 2005 was 1,639. High and low stock prices and dividends for the last two years were:

	Sales Price
2005			Dividends
Quarter Ended	High	Low	Paid

March 31	14.84	11.98	.05
June 30	14.51	9.23	.05
September 30	13.70	11.38	.05
December 31	14.84	10.60	.05

	Sales Price
2004			Dividends
Quarter Ended	High	Low	Paid

March 31	11.82	10.06	.045
June 30	12.91	10.36	.045
September 30	13.54	10.80	.05
December 31	12.97	10.02	.05

ITEM 6.	Selected Financial Data
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Five-Year Summary

	2005	2004	2003	2002	2001

Operations for the Year
Net sales	$903,679,161	$803,070,387	$661,091,504	$607,991,158	$607,950,431
Cost of sales	657,506,277	564,295,649	460,803,695	406,572,783	403,011,346
Selling	116,928,928	111,674,885	98,536,272	88,407,389	88,020,857
General and administrative	74,302,380	76,573,941	67,030,583	60,840,409	70,979,067
Gain on sale of plant	1,049,193	1,524,598	-0-	-0-	-0-
Interest — net	15,584,262	13,321,750	10,074,438	11,809,749	18,699,142

	863,272,654	764,341,627	636,444,988	567,630,330	580,710,412

Income before income taxes	40,406,507	38,728,760	24,646,516	40,360,828	27,240,019
Income taxes	13,851,000	13,019,000	8,321,000	16,401,000	12,049,000

Net income	$26,555,507	$25,709,760	$16,325,516	$23,959,828	$15,191,019

Net income per basic and diluted share*	$.76	$.76	$.49	$.73	$.46

	2005	2004	2003	2002	2001

Financial Position — At Year End
Total assets	$760,007,043	$785,602,562	$621,626,806	$602,482,330	$582,166,378

Current assets	284,327,740	284,072,177	207,933,141	201,140,357	196,618,597
Current liabilities	141,242,091	136,251,927	94,175,498	117,368,956	104,899,238

Working capital	143,085,649	147,820,250	113,757,643	83,771,401	91,719,359
Other assets	279,957,521	291,041,595	229,849,237	210,546,946	194,811,960
Property, plant and equipment — net	195,721,782	210,488,790	183,844,428	190,795,027	190,735,821
Less:
Long-term debt	249,523,633	275,252,278	211,002,691	212,222,615	247,145,234
Deferred income taxes	29,839,948	28,094,321	21,924,269	17,201,131	12,595,697

Shareholders’ Equity	$339,401,371	$346,004,036	$294,524,348	$255,689,628	$217,526,209

Common Shares Outstanding*	34,806,393	34,645,948	33,201,582	33,078,910	32,790,580

Book Value Per Common Share*	$9.75	$9.99	$8.87	$7.73	$6.63

Other Data
Dividends paid	$6,946,838	$6,478,502	$6,026,349	$5,878,169	$5,454,870
Dividends paid per Common Share*	0.20	0.19	0.18	0.18	0.17

Average Common Shares Outstanding during the year*	34,724,488	33,846,511	33,138,086	32,969,027	32,727,610

*	Adjusted for the 10% stock dividend issued in August 2004, the five-for-four stock split distributed in August 2002; and the ten percent stock dividends issued in August, 2001.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
2005 Results of Operations
      For the year ended December 31, 2005, net sales were a record $903.7 million, an increase of 13 percent from the $803.1 reported in 2004. Contributions from acquisitions increased total net sales by $39.0 million, while the translation effect of foreign currencies, primarily the euro, increased sales by $2.5 million. Excluding effects of foreign currency and acquisitions, net sales would have increased $59.1 million or 7 percent as the Company experienced strong demand and improved sales across most of its business segments. Net income for the year was $26.6 million, an increase of 3 percent compared to $25.7 million in 2004. Net income per share was $0.76, the same as reported for 2004 as additional shares issued in connection with the July 2004 acquisition of Pro Cal offset the increase in net income. Foreign currency translation did not have a significant effect on net income reported for 2005.
      During 2005, the Company experienced significantly higher costs for plastic raw materials and, as a result, gross profit, expressed as a percentage of sales, was reduced to 27.2 percent in 2005 compared with 29.7 percent in 2004. This decline in gross profit margin was related to the Company’s four manufacturing segments, as margins in the distribution segment were essentially unchanged between years. For the year ended December 31, 2005, plastic raw material costs were approximately 30 percent higher on average compared to the prior year. The Company was able to recover a significant portion of the increased raw material costs through higher selling prices, cost control initiatives and improved manufacturing efficiencies, however, these measures could not offset the total impact of higher raw material costs on gross margins.
      In 2005, total operating expenses increased $3.5 million or 2 percent compared to the prior year. Current year operating expenses were increased approximately $3.7 million due to the full year impact of acquired companies and the effect of foreign exchange rate changes which added $790,000 of operating expense. Excluding the impact of acquisitions and foreign currency changes, operating expenses were down approximately $1 million between years as cost control initiatives were successful in reducing general and administrative costs. Operating expenses, excluding the gain on sale of plants ($1,049,193 and $1,524,598 in 2005 and 2004, respectively), expressed as a percent of sales were reduced to 21.2 percent in the current year compared with 23.4 percent in 2004, reflecting the benefit of cost control programs and improved leverage from higher sales.
      Net interest expense for 2005 increased 17 percent to $15.6 million compared to $13.3 million in the prior year. The increase primarily reflects higher interest rates as average borrowing levels were only slightly higher during the current year.
      Income taxes as a percent of income before taxes for the year ended December 31, 2005, increased to 34.3 percent compared to 33.6 percent in 2004. The higher effective rate in 2005 was primarily the result of additional income taxes of approximately $281,000, related to repatriation of $4.4 million in dividends from foreign subsidiaries pursuant to the American Jobs Creation Act of 2004. In both years, the Company’s effective tax rate was reduced as a result of foreign tax rate differences including the realization of net operating class carryforwards previously reserved.
      Sales in the Distribution Segment for 2005 were a record $189.9 million, an increase of 11 percent compared to the prior year. This increase was primarily due to increased volume as sales of both equipment and consumable supplies remained strong across the segment’s markets, particularly to independent tire dealers. Income before taxes increased 19 percent to $20.6 million compared to last year’s $17.3 million, a result of the increased sales combined with ongoing cost controls which provided improved leverage of operating expenses.
      Sales in the Material Handling — North America Segment were $209.5 million for the year ended December 31, 2005, an increase of $20.1 million or 11 percent compared to the $189.4 million reported in 2004. The increase in sales was primarily the result of higher selling prices implemented through most product lines and markets. Income before taxes of $16.3 million was down 17 percent compared the $19.7 million reported in the prior year. The decline in income before taxes was due to substantially higher raw material costs which were, on average, approximately 30 percent higher in 2005. The increased raw material costs were partially offset by higher selling prices, improved productivity and operating expense controls.
      Sales in the Material Handling — Europe Segment for 2005 were $166.8 million, virtually unchanged from the $167.2 million reported in the prior year. Due to a stronger euro, a favorable impact from foreign currency translation increased sales by $2.5 million in the current year. Excluding the impact of foreign currency translation sales in the segment were down $2.9 million or 2 percent for the year as weakness in European industrial markets resulted in lower sales volumes for those product lines. Income before taxes in 2005 was $8.3 million, an increase of $2.4 million or 40 percent compared to the prior year. The key factors influencing the improved profitability in this segment were higher selling prices and lower operating expenses which more than offset the impact of increased raw material costs. Foreign currency translation did not have a significant effect on net income reported in 2005.
      In the Automotive and Custom Segment, sales for the current year were $195.1 million, an increase of $24 million or 14 percent compared to 2004. Revenues for 2005 include $10.1 million incremental sales from the acquisition of Michigan Rubber Products and WEK Industries in March 2004. Excluding the contribution from acquisitions, sales in the segment increased 8 percent as strong demand in automotive, RV and heavy truck markets resulted in higher sales volumes. Income before taxes was $10.0 million, a decrease of 24 percent compared to the $13.1 million reported in 2004. Key factors affecting profitability in this segment include higher rubber and plastic raw material costs and the slower rate at which the Company is able to implement higher selling prices to various automotive OEMs to help offset those costs.
      In the Lawn and Garden Segment, 2005 sales were $170.4 million, an increase of $51.9 million or 44 percent compared to the prior year. Current year sales include $28.9 million incremental revenue from the acquisition of Pro Cal in July 2004. Excluding the impact of the acquisition of Pro Cal, sales in the segment increased $23.0 million or 19 percent for the year reflecting both unit volume gains and higher selling prices. The strong sales performance was a result of new product introductions and continued strong demand from all sectors of the horticultural market, from grower to retail. Income before taxes was $16.4 million for 2005, an increase of $4.5 million or 37 percent compared to the prior year. Key factors influencing the improved profitability were higher selling prices and operating cost controls, which more than offset the negative impact of higher costs for plastic raw materials.
2004 Results of Operations
      In 2004, the Company reported sales of $803.1 million as a result of the contributions from acquisitions, favorable foreign currency translations, and strong demand across most markets served by the Company’s businesses. Net income of $25.8 million, or $.76 per share, increased 57 percent from the $16.3 million reported in 2003. Net income benefited approximately $914,000 from a gain on the sale of a warehouse facility in California and approximately $520,000 from favorable foreign currency translation; however, substantial and continuing increases in plastic raw material costs were a significant impediment to better earnings.
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
      Myers Industries reports its business in five segments, one distribution segment and four manufacturing segments: Material Handling — North America; Material Handling — Europe; Automotive and Custom; and Lawn and Garden. Sales by each segment are reflected below.
      Sales in the Distribution Segment increased $13.3 million or 8 percent above 2003. The increase reflects higher unit volumes from strong demand for both repair supplies and equipment by tire dealers, auto dealers, and national accounts.
      In the four manufacturing segments, combined sales increased $128.9 million or 25 percent compared to the prior year. Excluding sales from acquired companies and favorable foreign currency translation, sales in the manufacturing segments increased $43.0 million or 8 percent. The increase in sales across the manufacturing segments was primarily the result of higher unit volumes from existing and new customers in a diverse mix of markets; however, increased selling prices accounted for approximately 20 percent of the improvement. On a segment basis, sales in the Material Handling — North America Segment increased $17.3 million or 10 percent from 2003, driven by strong unit volume growth for plastic reusable containers and pallets in markets such as automotive, agriculture, industrial, food processing, and others. Sales of similar products to similar markets in the Material Handling — Europe Segment increased $17.9 million or 12 percent over 2003; excluding favorable foreign currency translation, sales in the segment increased $1.4 million or 1 percent. The Automotive and Custom Segment serves a wide range of OEM automotive, heavy truck, recreational vehicle, tire repair, and other similar niche markets with plastic and rubber components, assemblies, custom parts, and tire repair products; strength in these markets increased the segment’s sales by $68.6 million or 67 percent from 2003. Excluding contributions from the acquisition of Michigan Rubber Products and WEK, sales in the Automotive and Custom Segment increased $19.8 million or 19 percent. Sales in the Lawn and Garden Segment increased $25.1 million or 27 percent, due to continued strong demand for the Company’s plastic flowerpots, nursery containers, and decorative planters from professional plant growers, retail garden centers, and mass merchandisers across North America. Excluding contributions from the acquisition of Pro Cal, sales in the Lawn and Garden Segment increased $6.6 million or 7 percent.
      Gross profit, expressed as a percentage of sales, was reduced to 29.7 percent for the year ended December 31, 2004 compared to 30.3 percent in 2003. The decline in margin was related to the four manufacturing segments, as the gross profit margins in the Distribution Segment were essentially unchanged between years. In the manufacturing segments, prices for plastic resins, which rose substantially in 2003, continued to increase throughout 2004. During 2004, raw material costs were higher for all of the plastic resins used by the Company’s manufacturing businesses and were, on average, 22 percent higher for high-density polyethylene, the type of resin most widely used.

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
      Income taxes as a percent of income before taxes was 33.6 percent in 2004 compared to 33.8 percent in 2003. In both years, the Company’s effective tax rate was reduced as a result of foreign tax rate differences, including the realization of net operating loss carryforwards previously reserved.
Financial Condition
Liquidity and Capital Resources
      In 2005, the Company generated cash from operating activities of $67.2 million compared with $46.4 million in the prior year. The increase of $20.7 million in cash provided by operating activities was primarily due to the $3.6 million of cash provided by net working capital changes in the current year compared to cash used of $16.9 million in 2004. During the current year the Company provided working capital of $1.9 million from the liquidation of inventories compared to a use of $25.0 million of working capital in 2004, when inventories were built up to protect against price increases. In addition accounts receivable stayed at the same approximate levels as 2004 as the Company’s working capital management programs continued to improve both the collection periods for accounts receivable and days of inventory outstanding. During 2005, total debt was reduced $24.6 million to $252.8 million compared to $277.4 million at December 31, 2004. Total debt as a percentage of total capitalization at December 31, 2005 was reduced to 43 percent, compared to 44 percent at the prior year end. At December 31, 2005, the Company had working capital of $143.1 million and a current ratio of 2.0 which represents a slight decline compared to the prior year end.
      On June 30, 2005, the Company entered into an amendment of its revolving credit agreement (the Credit Agreement) with a group of banks. The amendment revised the covenant related to maintenance of a maximum leverage ratio, defined as total debt to earnings before interest, taxes, depreciation and amortization. In addition, the amendment increased the Company’s limit on annual capital expenditures to $50 million. The Company believes it is in compliance with all of the covenants of the Credit Agreement as amended. At December 31, 2005, the Company had approximately $80.5 million available under the Credit Agreement.
      Capital expenditures for the year ended December 31, 2005 were $26.9 million and are expected to be in the range of $25 to $30 million annually over the next five years. Cash flows from operations and funds available under the Credit Agreement will provide the Company’s primary source of financing. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

      The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments:

	Less Than	2-3	4-5
	1 Year	Years	Years	Thereafter	Total

	(Dollars in Thousands)
Principal payments on debt	$3,241	$750	$213,560	$35,213	$252,764
Interest	14,598	28,823	14,256	7,152	64,829
Lease payments	13,513	20,385	13,886	31,021	78,805
Pension	1,041	641	747	2,330	4,759

Total	$32,393	$50,599	$242,449	$75,716	$401,157

Market Risk and Derivative Financial Instruments
      The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2005, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1.4 million.
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
Critical Accounting Policies
      Our discussion and analysis of the Company’s financial condition and results of operations are based on the accompanying consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. As indicated in the Summary of Significant Accounting Policies included in the notes to the consolidated financial statements (included in Item 8 of this report), the amount of assets, liabilities, revenue and expenses reported are affected by estimates and judgements that are necessary to comply with generally accepted accounting principles. We base our estimates on prior experience and other assumptions that we consider reasonable to our circumstances. While estimates and judgements are applied in arriving at reported amounts such as pension benefits and provisions for self-insured risks, we believe the following matters may involve a high degree of judgement and complexity.
      Revenue Recognition — The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is at the time of shipment.
      Bad Debts — The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount.

      Inventory — Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 38 percent of the Company’s inventories and the first-in, first-out (FIFO) method for all other inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.
      Goodwill — As a result of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” recorded goodwill is subjected to annual impairment testing, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. Goodwill impairment testing requires, in part, that we estimate the fair value of our business units which, in turn, requires that we make judgments concerning future cash flows and appropriate discount rates for those businesses. Fair values are established using a weighted average of comparative market multiples in the current market conditions and discounted cash flows. The discount rate used as of December 31, 2005 and December 31, 2004 was 11% and 12.1% respectively. The decrease is primarily a result of a lowering of the risk free rate in the weighted average cost of capital. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our business units. Our estimate of the fair values of these business units and the related goodwill, could change over time based on a variety of factors, including the actual operating performance of the underlying business or the impact of future events on the cost of capital and the related discount rates used. No impairment losses were recorded during the years ended December 31, 2005, 2004, or 2003.
      Contingencies — In the ordinary course of business, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS No. 5). SFAS No. 5 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency were settled for an amount greater than our estimates, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than our estimate, a future credit to income would result.
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
Recent Pronouncements
      In November 2004, the FASB issued a SFAS No. 151, “Inventory Costs. An amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. SFAS No. 151 will be effective for us beginning January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material effect on our financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123(R),“Share-Based Payment.” SFAS No. 123(R) required that public companies recognize expense in an amount equal to the fair value of the share-based payment. We will adopt SFAS No. 123(R) beginning January 1, 2006, and intend to use the modified prospective method of adoption. As permitted SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact to our overall financial position.

The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of proforma net income and diluted net income per share in Stock Compensation Footnote to our Consolidated Financial Statements. The effect of this Statement on the Company will be dependent in large part upon future equity based grants, however, based on options previously granted and related vesting schedules the Company would recognize approximately $968,000 of compensation expense over the next four years. SFAS No. 123(R) also requires the benefits to tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provisions of FIN 47 became effective December 31, 2005, however, the Company has determined that the adoption of FIN 47 has not had a material impact on the Company’s results of operations or financial condition.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2005, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1.4 million.
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

ITEM 8.	Financial Statements and Supplementary Data
Summarized Quarterly Results of Operations
(Unaudited) Thousands of Dollars, Except Per Share Data

	March 31	June 30	Sept. 30	Dec. 31	Total
Quarter Ended 2005
Net Sales	$236,225	$225,022	$210,989	$231,443	$903,679
Gross Profit	63,827	58,642	57,332	66,372	246,173
Net Income	7,769	5,150	4,947	8,690	26,556
Per Basic and Diluted Share	.22	.15	.14	.25	.76

	March 31	June 30	Sept. 30	Dec. 31	Total
Quarter Ended 2004
Net Sales	$185,518	$196,755	$199,381	$221,416	$803,070
Gross Profit	61,058	58,596	54,095	65,026	238,775
Net Income	8,856	6,103	3,820	6,931	25,710
Per Basic and Diluted Share	.27	.18	.11	.20	.76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Myers Industries, Inc.:
      We have audited the accompanying statement of consolidated financial position of Myers Industries, Inc. and subsidiaries (Company) as of December 31, 2005, and the related statements of consolidated income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Cleveland, Ohio
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      We have audited the accompanying statements of consolidated financial position of Myers Industries, inc. (an Ohio Corporation and Subsidiaries as of December 31, 2004 and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myers Industries, Inc. and Subsidiaries at December 31, 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Akron, Ohio
March 15, 2005

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Statements of Consolidated Income
For The Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Net sales	$903,679,161	$803,070,387	$661,091,504
Cost of sales	657,506,277	564,295,649	460,803,695

Gross profit	246,172,884	238,774,738	200,287,809

Operating expenses
Selling	116,928,928	111,674,885	98,536,272
General and administrative	74,302,380	76,573,941	67,030,583
Gain on sale of plants	(1,049,193)	(1,524,598)	–0–

	190,182,115	186,724,228	165,566,855

Operating income	55,990,769	52,050,510	34,720,954

Interest
Income	(706,340)	(611,272)	(366,324)
Expense	16,290,602	13,933,022	10,440,762

	15,584,262	13,321,750	10,074,438

Income before income taxes	40,406,507	38,728,760	24,646,516
Income taxes	13,851,000	13,019,000	8,321,000

Net income	$26,555,507	$25,709,760	$16,325,516

Net income per basic and diluted common share	$.76	$.76	$.49

Weighted average common shares outstanding	34,724,488	33,846,511	33,138,086

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Statements of Consolidated Financial Position
As of December 31, 2005 and 2004

	2005	2004

Assets
Current Assets
Cash	$19,159,220	$8,018,623
Accounts receivable — less allowances of $4,600,000 and $5,740,000, respectively	144,950,880	151,068,463
Inventories
Finished and in-process products	78,114,802	82,022,726
Raw materials and supplies	37,693,510	38,339,728

	115,808,312	120,362,454
Prepaid expenses and other	4,409,328	4,622,637

Total Current Assets	284,327,740	284,072,177
Other Assets
Goodwill	263,883,274	279,576,020
Intangible assets, net	11,739,163	6,576,433
Other	4,335,084	4,889,142

	279,957,521	291,041,595
Property, Plant and Equipment, at Cost
Land	8,477,973	9,190,588
Buildings and leasehold improvements	90,641,676	90,675,147
Machinery and equipment	394,800,272	409,188,994

	493,919,921	509,054,729
Less allowances for depreciation and amortization	298,198,139	298,565,939

	195,721,782	210,488,790

	$760,007,043	$785,602,562

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$67,838,604	$72,858,791
Accrued expenses
Employee compensation and related items	41,646,004	34,126,487
Taxes, other than income taxes	2,558,217	2,640,474
Accrued interest	1,175,193	1,113,128
Other	24,783,252	23,405,957
Current portion of long-term debt	3,240,821	2,107,090

Total Current Liabilities	141,242,091	136,251,927
Long-term Debt, less current portion	249,523,633	275,252,278
Deferred Income Taxes	29,839,947	28,094,321
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	–0–	–0–
Common Shares, without par value (authorized 60,000,000 shares; outstanding 34,806,393 and 34,645,948 shares, respectively)	21,188,831	21,090,960
Additional paid-in capital	267,562,138	266,257,630
Accumulated other comprehensive (loss) income	(1,524,303)	26,089,410
Retained income	52,174,705	32,566,036

	339,401,371	346,004,036

	$760,007,043	$785,602,562

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Statements of Consolidated Shareholders’ Equity
and Comprehensive Income
For The Years Ended December 31, 2005, 2004 and 2003

				Accumulated
				Other
	Common Shares		Additional	Comprehensive		Comprehensive
			Paid-In	(Loss)	Retained	(Loss)
	Number	Amount	Capital	Income	Income	Income

Balance at January 1, 2003	30,071,736	$18,301,212	$216,077,838	$(16,590,693)	$37,901,271	$41,780,890
Additions
Net income	–0–	–0–	–0–	–0–	16,325,516	16,325,516
Sales under option plans	43,747	26,687	358,862	–0–	–0–	–0–
Employees stock purchase plan	53,264	32,490	441,917	–0–	–0–	–0–
Dividend reinvestment plan	14,509	8,851	141,193	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	27,413,845	–0–	27,413,845
FAS 87 additional pension liability	–0–	–0–	–0–	111,708	–0–	111,708
Deductions
Dividends — $.18 per share	–0–	–0–	–0–	–0–	(6,026,349)	–0–

Balance at December 31, 2003	30,183,256	$18,369,240	$217,019,810	$10,934,860	$48,200,438	$43,851,069

Additions
Net income	–0–	–0–	–0–	–0–	25,709,760	25,709,760
Sales under option plans	230,697	140,204	1,759,287	–0–	–0–	–0–
Employees stock purchase plan	40,749	24,856	425,329	–0–	–0–	–0–
Dividend reinvestment plan	9,926	6,055	118,224	–0–	–0–	–0–
Stock issued for acquisition	1,054,900	643,489	13,982,523	–0–	–0–	–0–
Foreign currency translation adjustment		–0–	–0–	14,399,896	–0–	14,399,896
FAS 87 additional pension liability	–0–	–0–	–0–	754,654	–0–	754,654
Deductions
Dividends — $.19 per share	–0–	–0–	–0–	–0–	(6,478,502)	–0–
10% stock dividend	3,126,420	1,907,116	32,952,457	–0–	(34,865,660)	–0–

Balance at December 31, 2004	34,645,948	$21,090,960	$266,257,630	$26,089,410	$32,566,036	$40,864,310

Additions
Net income	–0–	–0–	–0–	–0–	26,555,507	26,555,507
Sales under option plans	101,993	62,215	655,112	–0–	–0–	–0–
Employees stock purchase plan	41,699	25,436	453,572	–0–	–0–	–0–
Dividend reinvestment plan	12,092	7,377	143,295	–0–	–0–	–0–
Stock issued for acquisition	4,661	2,843	52,529	–0–	–0–	–0–
Deductions
Foreign currency translation adjustment	–0–	–0–	–0–	(25,704,942)	–0–	(25,704,942)
Dividends — $.20 per share	–0–	–0–	–0–	–0–	(6,946,838)	–0–
FAS 87 additional pension liability	–0–	–0–	–0–	(1,908,771)	–0–	(1,908,771)

Balance at December 31, 2005	34,806,393	$21,188,831	$267,562,138	$(1,524,303)	$52,174,705	$(1,058,206)

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Statements of Consolidated Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash Flows From Operating Activities
Net income	$26,555,507	$25,709,760	$16,325,516
Items not affecting use of cash
Depreciation	33,964,539	36,707,612	34,777,734
Amortization of intangible assets	2,032,234	2,467,395	1,777,258
Deferred income taxes	2,158,202	(71,426)	4,415,099
Gain on sale of plant	(1,049,193)	(1,524,598)	-0-
Cash flow provided by (used for) working capital
Accounts receivable	(873,466)	(17,919,687)	4,855,862
Inventories	1,910,184	(24,990,962)	2,975,650
Prepaid expenses and other	135,624	984,640	908,618
Accounts payable and accrued expenses	2,399,719	25,061,271	(14,901,650)

Net cash provided by operating activities	67,233,350	46,424,005	51,134,087
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	–0–	(41,491,886)	(776,058)
Proceeds from sale of plant	2,605,409	2,522,179	–0–
Additions to property, plant and equipment	(26,855,989)	(25,899,044)	(20,009,908)
Other	762,904	(774,358)	(1,116,197)

Net cash used for investing activities	(23,487,676)	(65,643,109)	(21,902,163)
Cash Flows From Financing Activities
Long-term debt proceeds	–0–	–0–	100,000,000
Repayment of long-term debt	–0–	–0–	(41,500,000)
Net borrowing (repayments) — on credit facility	(24,510,702)	25,718,043	(79,264,114)
Deferred financing costs	(262,500)	(951,508)	(1,042,232)
Cash dividends paid	(6,946,838)	(6,478,502)	(6,026,349)
Proceeds from issuance of common stock	1,347,007	2,473,955	1,010,000

Net cash (used for) provided by financing activities	(30,373,033)	20,761,988	(26,822,695)
Effect of Exchange Rate
Changes on Cash	(2,232,044)	808,742	1,555,434

Increase in Cash	11,140,597	2,351,626	3,964,663
Cash at January 1	8,018,623	5,666,997	1,702,334

Cash at December 31	$19,159,220	$8,018,623	$5,666,997

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$15,826,862	$12,763,567	$9,555,766

Income taxes	$12,316,811	$12,810,773	$4,809,142

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements
Summary of Significant Accounting Policies
Basis of Presentation
      The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (Company). All significant intercompany accounts and transactions have been eliminated in consolidation. All subsidiaries that are not wholly owned and are not included in the consolidated results of the Company are immaterial investments which have been accounted for under the cost method. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2005 presentation.
Translation of Foreign Currencies
      All balance sheet accounts of consolidated foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period and income statement items are translated monthly at an average currency exchange rate for the period. The resulting translation adjustment is recorded in other comprehensive (loss) income as a separate component of shareholders’ equity.
Financial Instruments
      Financial instruments, consisting of trade and notes receivable, and long-term debt, including borrowings at variable interest rates, are considered to have a fair value which approximates carrying value at December 31, 2005.
Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. No single customer accounts for more than three percent of total sales and no country, outside of the United States, accounts for more than ten percent of total sales. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $2,218,000, $2,105,000 and $2,960,000 for the years 2005, 2004 and 2003, respectively.
Inventories
      Inventories are stated at the lower of cost or market. For approximately 38 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
      If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $9,710,000, $8,459,000, and $4,074,000 higher than reported at December 31, 2005, 2004 and 2003, respectively.
Property, Plant and Equipment
      Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 30 years
Leasehold Improvements	7 to 10 years
Machinery and Equipment	3 to 12 years
Vehicles	1 to 3 years
Long-Lived Assets
      The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the amount of impairment related to assets to be held and used is based upon undiscounted future cash flows resulting from the use and ultimate disposition of the asset. For assets held for disposal, this amount may be based upon appraisal of the assets market value of similar assets or cash flow from the disposition of the asset. In 2005 and 2004, the Company recorded expense of approximately $151,000 and $317,000 in the Material Handling — North America segment to write off unamortized intangible assets and net book value of equipment related to product lines which the Company decided to discontinue. There were no impairment charges recorded in connection with the long-lived assets in 2003.
Revenue Recognition
      The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is at the time of shipment.
Shipping and Handling
      Shipping and handling expenses are classified as selling expenses in the accompanying statements of consolidated income. The Company incurred shipping and handling costs of approximately $22.4 million, $21.9 million and $17.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Income Taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those differences are expected to be received or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Goodwill and Intangible Assets
      Under the provisions of SFAS No. 142, the Company is required test for impairment on at least an annual basis. The Company conducts its annual impairment assessment as of October 1. In addition, the

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
Company will test for impairment whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Such events may include, but are not limited to, significant changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base or its businesses, or a material negative change in its relationships with significant customers.
      In evaluating goodwill for impairment, the Company uses a combination of valuation techniques including the use of market based multiples and discounted cash flows to determine the fair values of its business reporting units. The variables and assumptions used, including the projections of future revenues and expenses, working capital, terminal values, discount rates and the market multiples observed in sale transactions are determined separately for each reporting unit. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. These tests resulted in no impairment to the recorded amounts of goodwill in 2005, 2004 or 2003. The change in goodwill for the years ended December 31, 2005 and 2004 is as follows:

		Material Handling	Material Handling	Automotive and	Lawn and
(Amount in thousands)	Distribution	North America	Europe	Custom	Garden	Total

December 31, 2003	$214	30,383	$108,360	$24,554	$60,787	$224,298
Acquisitions	0	0	0	35,645	11,102	46,747
Foreign currency translation	0	0	8,531	0	0	8,531

December 31, 2004	214	30,383	116,891	60,199	71,889	279,576
Acquisitions	0	0	0	(125)	(345)	(470)
Foreign currency translation	0	0	(15,223)	0	0	(15,223)

December 31, 2005	$214	$30,383	$101,668	$60,074	$71,544	$263,883

      The reductions in goodwill of $125,000 in the automotive and custom products segment and $345,000 in the lawn and garden products segment resulted from finalization of purchase accounting in connection with the 2004 acquisitions of ATP and Pro Cal, respectively. Refer to acquisition footnote.
      Intangible assets, other than goodwill and tangibles associated with the Company’s retirement plans, primarily consists of customer relationship and technology assets established in connection with purchase accounting or with patents held by the Company. These intangible assets are amortized over their estimated useful lives, which for the customer relationship intangibles is 7 to 10 years and for patents is the period through their expiration date, not to exceed 17 years. Estimated annual amortization expense for the five years ending December 31, 2010 are: $1,307,000 in 2006; $1,238,000 in 2007; $1,085,000 in 2008; $1,085,000 in 2009 and $1,085,000 in 2010.
Net Income Per Share
      Net income per share, as shown on the Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the year, and for all periods shown, basic and diluted earnings per share are identical. During the year ended December 31, 2004, the Company issued a 10 percent stock dividend. All per share data has been adjusted for the stock dividend.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
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
      During 2005, the Company granted 326,810 options with an exercise price which was the same as the closing price of the Company’s stock on the date of the grant. The options permit 20 percent of the shares granted to be exercised after six months, with additional vesting of 20 percent exercisable each year thereafter, with the options expiring ten years from the date of grant. The average fair value of the options granted was $2.94. In calculating the pro-forma fair value compensation expense the Company used a trinomial lattice option pricing model. Variables used in calculating the compensation expense include a dividend yield of 1.79 percent, a risk free interest rate of 3.72 percent, an expected life of 4.3 year, and a volatility measure of 26.5 percent for the first vesting period, 32.0 percent for the second vesting period and 37.5 percent thereafter. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(In thousands, except per share amounts)	2005	2004	2003

Net income as reported	$26,556	$25,710	$16,326
Stock option compensation as reported, net of tax	–0–	–0–	–0–
Fair value of stock option compensation, net of tax	180	73	9

Proforma net income	$26,376	$25,637	$16,317

Net income per share:
— Basic and diluted as reported	$.76	$.76	$.49
— Basic and diluted proforma	$.76	$.76	$.49
      In December 2004, the FASB issued a revision to FASB No. 123. SFAS No. 123R, “Share-Based Payment,” focuses primarily on the accounting for transaction in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock option and other equity-based compensation to its employees and discloses the pro forma effect of compensation expense had the Company applied the provisions of SFAS No. 123. Under SFAS No. 123R, the Company will be required to record this compensation expense in the Company’s results of operations. SFAS No. 123R will be effective for the Company beginning in the first quarter of 2006. The Company intends to adopt the new standard using the modified prospective method. The effect of this Statement on the Company will be dependent in large part upon future equity-based grants, however, based on options previously granted and related vesting schedules the Company would recognize approximately $968,000 of compensation expense over the next four years.
Contingencies
      On July 15, 2004, the Company announced that it had reported to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) certain international business practices that were believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company’s distribution segment and sales made by foreign subsidiaries to prohibited customers in certain prohibited international jurisdictions. These business practices were discontinued and an independent investigation, which has been substantially completed, was conducted by outside counsel under the authority of the Audit

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
Committee of the Company’s Board of Directors. The results of the investigation have been provided to the DOJ, the SEC, the Office of Foreign Asset Control, U.S. Department of the Treasury (“OFAC”) and the Bureau of Industry and Security, U.S. Department of Commerce (“BIS”).
      The DOJ notified the Company that it determined not to proceed against the Company or its employees for those matters described in the Company’s voluntary reporting and internal investigation. The BIS notified the Company it had completed its investigation and decided not to refer the matter for criminal or administrative prosecution and closed the matter by issuing a warning letter to the Company.
      The Company is still voluntarily working with the SEC and the OFAC to complete the investigation with them. If the SEC or OFAC determined that these incidents were unlawful, they could take action against the Company and/or some of its employees.
      We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of December 31, 2005, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Based in part upon the manner in which these matters were resolved with the DOJ and BIS, management believes that this liability, although possible, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Further, the Company believes that the practices in question have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.
      In addition to the proceedings discussed above, we have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.
Acquisitions
      On March 10, 2004, the Company acquired all of the shares of ATP Automotive, Inc. (ATP), a subsidiary of Applied Tech LLC. ATP and its operating subsidiaries, Michigan Rubber Products, Inc. (MRP) and WEK Industries, Inc. (WEK), are manufacturers of molded rubber and plastic products for the automotive industry with manufacturing facilities in Michigan (MRP) and Ohio (WEK). The total purchase price was approximately $61 million, which includes the assumption of $26 million of ATP debt outstanding as of the acquisition date. ATP compliments our existing product offering in our plastic and rubber original equipment and replacements parts market. The Company believes that the acquisition of ATP resulted in the recognition of goodwill because of its industry position and management strength along with providing the Company a number of operational efficiency opportunities in relation to other existing business units. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as determined by appraisals, other studies and additional information as shown in the table below. The allocation to intangible assets represents customer relationship values with assigned lives ranging from 7 to 10 years.
      On July 7, 2004, the Company acquired the operations and assets of Productivity California, Inc. (Pro Cal), a leading manufacturer of plastic nursery containers and specialty printed containers for professional growers based in South Gate, California. The total acquisition cost was approximately $28.0 million — including approximately $3.8 million in cash, assumption of Pro Cal debt of $9.5 million, and 1,153,847 shares of the Company’s common stock. As part of the purchase agreement, for a one-year period ended July 7, 2005, the Company agreed to issue additional shares of common stock in the event that shares issued in connection with the Pro Cal acquisition were sold at a price below the $12.73 per share value at issuance or if the value of shares originally issued was below $12.73 on the anniversary date. Pursuant to this agreement, the Company issued 4,661 additional shares of common stock in the quarter ended September 30, 2005. Pro Cal is a natural

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
expansion to the Company’s plastic horticultural product offering and its geographical location, unique manufacturing capabilities and strong growth rate contributed to a purchase price that exceeded the fair value of assets acquired resulting in goodwill. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as determined by appraisals and additional information, as shown below. The allocation to intangible assets were primarily customer lists and technology with estimated lives of 8 years.
      On September 24, 2004, the Company acquired certain assets of Premium Molding Inc. d/b/a Diakon Molding (Diakon), a manufacturer of plastic refuse collection containers and other blow molded products. Located in Reidsville, North Carolina, Diakon had net sales of approximately $5.2 million for the year ended June 30, 2004. Diakon enables Myers to better serve certain customers in the Southeastern United States. The assets acquired including cash, accounts receivable, inventory, and machinery and equipment were purchased for $4.4 million. In addition, the Company assumed certain liabilities of Diakon including trade payables and certain accrued liabilities related to the business operations.
      The allocations of purchase price for ATP and Diakon, and Pro Cal are as follows:

(In thousands)	ATP	Pro Cal	Diakon

Assets acquired:
Cash	$153	$1,549	$166
Accounts receivable	9,996	3,375	1,397
Inventory	3,878	4,535	1,037
Property, plant and equipment	17,179	12,736	2,954
Other	2,101	215	6

	33,307	22,410	5,560
Liabilities assumed:
Debt	(26,045)	(9,519)	–0–
Accounts payable and accruals	(8,644)	(4,820)	(2,127)
Deferred taxes	(4,041)	(3,183)	–0–

	(38,730)	(17,522)	(2,127)
Intangible assets	5,867	2,900	–0–
Goodwill	34,601	10,756	919

Total consideration in cash and stock	$35,045	$18,544	$4,352

      The results of ATP’s, Pro Cal’s and Diakon’s operations are included in the Company’s consolidated results of operations from the dates of acquisition and are reported within the Company’s automotive and custom and lawn and garden segments. The following unaudited proforma information presents a summary of consolidated results of operations for the Company including ATP, Pro Cal and Diakon as if the acquisitions occurred January 1, 2003.

(In thousands, except per share amounts)	2004	2003

Net sales	$835,039	$748,288
Net income	27,663	22,348
Net income per share	.82	.65
      These unaudited proforma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisitions taken place on January 1, 2003 or future results.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
Stock Options
      In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors the right to purchase Common Stock of the Company at the market price on the date of grant. In general, options granted and outstanding permit 20 percent of the shares granted to be exercised after six months, with additional vesting of 20 percent exercisable each year thereafter, with the options expiring ten years from the date of grant. At December 31, 2005, there were 1,601,832 stock option shares available for future grant. The activity listed below covers the 1999 Stock Plan, the 1997 Incentive Stock Plan and the 1992 Stock Option Plan.
      Options granted during the past three years:

Year	Shares	Price

2005	326,810	$11.15 to $12.86
2004	19,250	11.51
2003	267,464	$8.00 to $ 9.08
      Options exercised during the past three years:

Year	Shares	Price

2005	93,110	$7.60 to $11.15
2004	271,457	$7.44 to $12.64
2003	36,565	$7.60 to $ 9.08
      In addition, options totaling 57,055, 105,271 and 363,318 expired during the years ended December 31, 2005, 2004 and 2003, respectively. Options outstanding and exercisable at December 31, 2005, 2004 and 2003 were as follows:

		Range of Exercise		Weighted Average
Year	Outstanding	Prices	Exercisable	Exercise Price

2005	684,636	$7.44 to $12.86	333,977	$9.58
2004	507,991	$7.44 to $12.29	276,962	$8.20
2003	865,439	$7.44 to $12.64	528,974	$8.43
Long-Term Debt and Credit Agreements
      Long-term debt at December 31, consisted of the following:

	2005	2004

Revolving credit agreement	$144,509,700	$169,971,052
Senior notes	100,000,000	100,000,000
Industrial revenue bonds	4,000,000	4,000,000
Other	4,254,754	3,388,318

	252,764,454	277,359,368
Less current portion	3,240,821	2,107,090

	$249,523,633	$275,252,278

      On February 27, 2004, the Company entered into a new unsecured revolving credit facility (the Credit Facility) which enables the Company to borrow up to $225 million, including up to $50 million available for multi-currency loans in freely traded foreign currencies. Borrowings under the new Credit Facility were used to refinance the Company’s revolving credit borrowings outstanding at that time, fund the acquisitions of ATP

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
and Pro Cal and for general corporate purposes. Interest is based on the Prime rate or Euro dollar rate (for U.S. or Canadian dollar loans) or Eurocurrency Rate (for other multi-currency loans) plus an applicable margin that varies depending on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The interest rate on the Credit Facility was 5.36 percent at December 31, 2005 and 3.81 percent at December 31, 2004. In addition, the Company pays a quarterly facility fee. The Credit Facility expires in February 2009.
      On June 30, 2005, the Company entered into an amendment of its Credit Facility which revised the covenant related to maintenance of a maximum leverage ratio, defined as total debt to EBITDA. In addition, the amendment increased the Company’s limit on annual capital expenditures to $50 million.
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
      In addition, at December 31, 2005, the Company had $8.3 million of other long-term debt consisting of industrial revenue bonds, certain indebtedness of acquired companies, and other credit facilities for the Company’s international operations. The weighted average interest rate on these amounts outstanding was 3.70 percent at December 31, 2005 and 3.76 percent at December 31, 2004.
      The Credit Facility and Notes contain customary covenants including the maintenance of minimum consolidated net worth, certain financial ratios regarding leverage and interest coverage, and limitation on annual capital expenditures.
      Maturities of long-term debt under the loan agreements in place at December 31, 2005 for the five years ending December 31, 2010 were approximately: $3,241,000 in 2006; $424,000 in 2007; $326,000 in 2008; $144,605,000 in 2009; $69,050,000 in 2010 and $35,118,000 thereafter.
Retirement Plans
      The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. Two plans in the U.S. are defined benefit plans with benefits primarily based upon a fixed amount for each completed year of service as defined.
      For the Company’s domestic defined benefit plans, the net periodic pension cost was as follows:

	2005	2004	2003

Service cost	$191,272	$240,314	$198,305
Interest cost	350,501	333,201	319,292
Expected return on assets	(396,485)	(343,796)	(239,885)
Amortization of transition obligation	0	0	(2,945)
Amortization of prior service cost	25,894	42,776	42,776
Amortization of net loss	83,545	67,536	76,748
Curtailment	195,467	0	0

Net periodic pension cost	$450,194	$340,031	$394,291

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
      The reconciliation of changes in projected benefit obligations are as follows:

	2005	2004	2003

Benefit obligation at beginning of year	$6,145,452	$5,684,187	$4,884,755
Service cost	191,272	240,314	198,305
Interest cost	350,501	333,201	319,292
Curtailments	(313,782)	0	0
Settlements	(230,319)	0	0
Actuarial loss	142,476	139,729	455,307
Benefits paid	(262,880)	(251,979)	(173,472)

Benefit obligation at end of year	$6,022,720	$6,145,452	$5,684,187

      The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

	2005	2004	2003

Discount rate for net periodic pension cost	5.75%	6.00%	6.75%
Discount rate for benefit obligations	5.50%	5.75%	6.00%
Expected long-term return of plan assets	8.00%	8.00%	8.00%
      Future benefit increases were not considered, as there is no substantive commitment to increase benefits. The expected long-term rate of return assumption is based on the actual historical rate of return on assets adjusted to reflect recent market conditions and future expectation consistent with the Company’s current asset allocation and investment policy.
      The following table reflects the change in the fair value of the plans’ assets:

	2005	2004	2003

Fair value of plan assets at beginning of year	$5,198,214	$3,937,937	$2,843,312
Actual return on plan assets	474,566	583,865	766,459
Settlements	(230,319)	0	0
Company contributions	205,000	1,003,612	535,000
Expenses paid	(46,185)	(75,221)	(33,362)
Benefits paid	(262,880)	(251,979)	(173,472)

Fair value of plan assets at end of year	$5,338,396	$5,198,214	$3,937,937

      The weighted average asset allocations for the Company’s defined benefit plans at December 31, 2005 and 2004, are as follows:

	2005	2004

Equities securities	81%	82%
Debt securities	17	17
Cash	2	1

Total	100%	100%

      The Company’s investment policy related to the defined benefit plans is to provide for aggressive capital growth with moderate income production. Capital growth through equity exposure is emphasized which is balanced with small to moderate use of fixed income investments. Equity exposure is limited to a maximum of 85 percent of the total portfolios.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
      The following table provides a reconciliation of the funded status of the plans, both of which were underfunded at December 31, 2005 and 2004:

	2005	2004

Funded status	$(684,324)	$(947,238)
Unrecognized liability	0	0
Unrecognized prior service cost	77,665	276,149
Unrecognized net loss	1,069,469	1,379,093

Prepaid Pension Cost	$462,810	$708,004

      Under the provisions of SFAS No. 87, the Company has recorded an additional minimum pension liability of $1,147,134 in accrued employee compensation at December 31, 2005 ($1,655,242 at December 31, 2004), of which $610,615 has been recorded as a component of accumulated other comprehensive income and $77,665 as an intangible pension asset. The accumulated benefit obligation for the defined benefit plans was $6,022,720 and $6,145,452 at December 31, 2005 and 2004, respectively. The Company does not expect to make a contribution to its domestic defined benefit pension plans in 2006.
      Benefit payments projected for the domestic plans are as follows:

2006	$1,040,804
2007	310,184
2008	330,912
2009	360,876
2010	385,805
2011 - 2015	2,330,496
      A profit sharing plan is maintained for the Company’s domestic based employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. Profit sharing plan expense was $1,382,000, $1,510,000, and $1,450,000, for the years 2005, 2004 and 2003, respectively. In addition, the Company has a Supplemental Executive Retirement Plan (SERP) to provide participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. Expense related to the SERP was $1,022,000, $1,175,000 and $1,044,000 for the years 2005, 2004 and 2003, respectively. The SERP is unfunded.
      In addition, the Company maintains a defined benefit plan covering employees of its Allibert Buckhorn U.K. subsidiary. This plan is underfunded and in 2005 the Company recorded an additional minimum pension liability of approximately $6.9 million in accrued employee compensation which also resulted in recording a $4.0 million intangible pension asset and reduced Other Comprehensive Income approximately $2.0 million, which is net of taxes of $.9 million.
      The net periodic pension cost for the Allibert Buckhorn U.K. plan was as follows:

2005

Service cost	$528,000
Interest cost	1,434,000
Expected return on assets	(1,345,000)
Amortization of transition obligation	253,000
Amortization of prior service cost	0
Amortization of net loss	0

Net periodic pension cost	$870,000

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
      The net change in projected benefit obligations, fair value of plan assets and funded status are as follows:

2005

Benefit obligation at beginning of year	$29,119,000
Service cost	528,000
Interest cost	1,434,000
Plan participants’ contributions	171,000
Actuarial gain	2,755,000
Benefits paid	(1,263,000)
Translation adjustment	(3,232,000)

Benefit obligation at end of year	$29,512,000

2005

Fair value of plan assets at beginning of year	$21,427,000
Actual return on plan assets	3,596,000
Company contribution	439,000
Plan participants’ contributions	171,000
Benefits paid	(1,263,000)
Translation adjustment	(2,394,000)

Fair value of plan assets at end of year	$21,976,000

2005

Funded status	$(7,536,000)
Unrecognized net actuarial loss	2,210,000
Unrecognized prior service cost	0
Unrecognized net transition obligation	4,048,000

Net amount recognized	$(1,278,000)

      The assumptions used in determining the net periodic pension cost and benefit obligations of the Allibert Buckhorn U.K. pension plan were:

2005

Discount rate for net periodic pension cost	5.25%
Discount rate for benefit obligations	4.75%
Expected long-term return of plan assets	6.73%
Rate of compensation increase	3.00%
      The weighted average asset allocation of the Plan’s assets at December 31, 2005 was as follows:

2005

Equities securities	62%
Debt securities	37
Cash	1

Total	100%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
      The Company expects to make a contribution of approximately $700,000 to the plan in 2006. Projected future benefit payments for the plan are as follows:

2006	$652,000
2007	671,000
2008	724,000
2009	729,000
2010	808,000
2011 - 2015	5,507,000
Leases
      The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $13,028,000, $12,466,000 and $10,836,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
      Future minimum rental commitments for the next five years are as follows:

Year Ended
December 31,	Commitment

2006	$13,513,000
2007	11,261,000
2008	9,124,000
2009	7,657,000
2010	6,229,000
Thereafter	31,021,000
Income Taxes
      The effective tax rate was 34.3% in 2005, 33.6% in 2004 and 33.8% in 2003. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Pre-Tax Income

	2005	2004	2003

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes — net of Federal tax benefit	3.9	4.1	3.1
Foreign tax rate differential	(4.9)	(4.9)	(4.7)
Other	0.3	(0.6)	0.4

Effective tax rate for the year	34.3%	33.6%	33.8%

      Income before income taxes was attributable to the following sources:

	(Dollar in thousands)

	2005	2004	2003

United States	$30,845	$30,511	$16,917
Foreign	9,562	8,218	7,730

Totals	$40,407	$38,729	$24,647

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
      Income taxes consisted of the following:

	2005		2004		2003

	Current	Deferred	Current	Deferred	Current	Deferred

(Dollars in thousands)
Federal	$9,103	$935	$8,690	$928	$2,904	$2,694
Foreign	742	627	2,154	(1,173)	163	1,376
State and local	1,848	596	2,246	174	839	345

	$11,693	$2,158	$13,090	$(71)	$3,906	$4,415

      Significant components of the Company’s deferred taxes as of December 31, 2005 and 2004 are as follows:

	2005	2004

(Dollars in thousands)
Deferred income tax liabilities
Property, plant and equipment	$24,280	$26,270
Tax deductible goodwill	8,678	8,051
Other	6,212	3,062

	39,170	37,383
Deferred income tax assets
Compensation	3,280	3,338
Inventory valuation	1,384	970
Allowance for uncollectible accounts	1,049	1,333
Non-deductible accruals	3,617	3,648
Tax loss carryforwards	7,637	6,196

	16,967	15,485
Valuation allowance	(7,637)	(6,196)

	9,330	9,289

Net deferred income tax liability	$29,840	$28,094

      SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The change in the valuation allowance in 2005 was an increase of $1,441,000, primarily related to additional foreign and state net operating losses due to the uncertainty regarding future profitability in those jurisdictions. The Company has tax loss carryforwards of approximately $24 million with unlimited remaining carryforward periods.
      The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain provisions are met. Myers Industries has an accounting policy to not record a provision for unremitted earnings of foreign subsidiaries as it is the Company’s intention to indefinitely reinvest these earnings of these subsidiaries. The American Jobs Creation Act of 2004 provided a special opportunity to review this policy and, accordingly, in 2005 the

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
Company made a repatriation of approximately $4.4 million in dividends which resulted in additional income taxes of approximately $281,000.
      At December 31, 2005, the Company had not recorded a deferred tax liability for temporary differences related to investments in its foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences was estimated to be approximately $40 million. The amount may become taxable upon a repatriation of assets or a sale or liquidation of the subsidiaries. It is not practical to estimate the related amount of unrecognized tax liability.
Industry Segments
      The Company’s business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, these business units have been aggregated into five reportable segments. These include four manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling — North America, 2) Material Handling — Europe, 3) Automotive and Custom, and 4) Lawn and Garden. The fifth segment is Distribution of tire, wheel, and undervehicle service products. The aggregation of business units is based on management by the chief operating decision-maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics (e.g. average gross margin and the impact of economic conditions on long-term financial performance).
      In each of its four manufacturing segments, the Company designs, produces, and markets a wide range of polymer products for diverse markets, customers, and applications. These products are made through a variety of molding processes in 30 facilities located throughout North America, South America and Europe.
      The Material Handling — North America and Material Handling — Europe Segments include a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, and storage and organization products. The product selection, manufacturing processes, and markets served by each segment are similar. The North American segment includes operations conducted in the United States, Canada, and Mexico; the European segment includes operations conducted in Belgium, the Czech Republic, Denmark, France, Germany, Italy, Portugal, Spain, Switzerland, the United Kingdom. The reusable container products in both segments provide customers with cost-saving material handling solutions for applications such as shipping heavy automotive parts to assembly lines, transporting perishable food products to retailers, organizing small parts, and creating custom storage systems. Markets served encompass various niches of industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both direct to end-users and through distributors.
      In the Automotive and Custom Segment, the Company engineers and manufactures plastic and rubber original equipment and replacement parts, rubber tire repair and retread products, and a diverse array of custom plastic and rubber products. Representative products include: plastic HVAC ducts, water/ waste storage tanks, and interior/ exterior vehicle trim components; rubber air intake hoses, vibration isolators, emissions tubing assemblies, and trailer bushings; and custom products such as plastic tool boxes and calendered rubber sheet stock. The segment serves a diverse group of niche markets: automotive, recreational vehicle, recreational marine, heavy truck, construction and agriculture equipment, healthcare, and transportation, to name a few.
      Myers Industries’ Lawn and Garden Segment meets the complete needs of the North American horticultural market with plastic products such as seedling trays, nursery pots, hanging baskets, and custom printed containers, as well as decorative resin planters. Markets/ customers include professional growers, greenhouses, nurseries, retail garden centers, mass merchandisers, and consumers.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued
      The Company’s Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair. The breadth and depth of the product line is unmatched in the industry, covering categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/ retread supplies. The Distribution Segment operates domestically through 37 branches located in major cities throughout the United States and in foreign countries through export sales. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.
      Total sales from foreign business units and export were approximately $254.7 million, $242.4 million and $210.3 million for the years 2005, 2004 and 2003, respectively. There are no individual foreign countries for which sales are material. Long-lived assets in foreign countries, consisting primarily of property, plant and equipment and goodwill, were approximately $144.1 million at December 31, 2005 and $167.9 million at December 31, 2004.

	2005	2004	2003

	(Dollars in thousands)
Net Sales
Distribution	$189,950	$171,626	$158,317
Material Handling — North America	209,469	189,393	172,102
Material Handling — Europe	166,799	167,158	149,255
Automotive and Custom	195,125	171,089	102,496
Lawn and Garden	170,416	118,544	93,458
Intra-segment elimination	(28,080)	(14,740)	(14,537)

	$903,679	$803,070	$661,091

Income Before Income Taxes
Distribution	$20,566	$17,289	$12,537
Material Handling — North America	16,265	19,665	8,699
Material Handling — Europe	8,253	5,880	6,936
Automotive and Custom	9,967	13,093	9,400
Lawn and Garden	16,420	11,963	8,796
Corporate	(15,480)	(15,839)	(11,647)
Interest expense-net	(15,584)	(13,322)	(10,074)

	$40,407	$38,729	$24,647

Identifiable Assets
Distribution	$52,404	$48,339	$44,077
Material Handling — North America	149,709	152,110	148,456
Material Handling — Europe	216,773	247,997	221,759
Automotive and Custom	153,933	157,672	73,007
Lawn and Garden	176,826	173,909	133,039
Corporate	11,444	6,101	1,644
Intra-segment elimination	(1,082)	(525)	(355)

	$760,007	$785,603	$621,627

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements — Continued

	2005	2004	2003

	(Dollars in thousands)
Capital Additions, Net
Distribution	$654	$180	$46
Material Handling — North America	13,404	6,576	7,160
Material Handling — Europe	2,278	8,164	4,900
Automotive and Custom	3,861	5,420	2,557
Lawn and Garden	6,929	5,352	4,408
Corporate	(270)	(791)	939

	$26,856	$24,901	$20,010

Depreciation
Distribution	$336	$361	$383
Material Handling — North America	11,419	12,820	13,377
Material Handling — Europe	6,805	8,948	8,393
Automotive and Custom	6,318	5,577	4,269
Lawn and Garden	8,553	8,358	7,645
Corporate	534	644	711

	$33,965	$36,708	$34,778

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      The Audit Committee of the Board of Directors selects the Company’s independent registered public accounting firm. Effective on May 13, 2005, the Audit Committee appointed KPMG LLP as the Company’s independent registered public accounting firm. On June 9, 2005, KPMG LLP accepted the engagement, after completing its due diligence.
      During the fiscal years ended December 31, 2004 and 2003 and through June 9, 2005, the Company, nor anyone acting on its behalf, consulted KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.
      On May 10, 2005, upon the filing of the Company’s Form 10-Q for the quarter ended March 31, 2005, Ernst & Young LLP (“E&Y”) completed all of its work for the Company and was no longer the Company’s independent registered public accounting firm. Prior to the Company filing the Form 10-Q for the quarter ended March 31, 2005, E&Y performed a review of the Company’s financial results for the quarter ended March 31, 2005 in accordance with the provisions of SAS 100 (AU 722), Interim Financial Information.
      On March 11, 2005, the Audit Committee determined that it would request proposals from independent registered public accounting firms for the Company’s 2005 audit. E&Y, the Company’s then independent registered public accounting firm for the fiscal year ended December 31, 2004, received a request for proposal, but notified the Company on April 13, 2005, that they declined to stand for reappointment as the Company’s independent registered public accounting firm.
      As disclosed in the Company’s Form 10-K/ A filed on May 2, 2005, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 due to material weaknesses identified in the business segment reporting process, the financial statement close process and the income tax process. E&Y issued an adverse opinion on the effectiveness of internal controls over financial reporting because of these material weaknesses as of December 31, 2004.
      E&Y’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2004 and 2003 and through June 9, 2005, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report.
ITEM 9.A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-a5(e) of the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluation the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
      Management’s report of internal controls over financial reporting, and the report of the independent registered public accounting firm on internal control, are titled “Management’s Annual Assessment of and Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” and are included herein.

Changes in Internal Control over Financial Reporting
      We reported in our Annual Report on Form 10-K and Form 10-K/ A for the year ended December 31, 2004, certain material weaknesses in our internal controls over financial reporting related to business segment reporting, the financial statement close process and income tax accounting.
      Financial Statement Close Process — Management determined that it had insufficient controls over the process of determining and reporting business segment information in accordance with Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which constituted a material weakness in internal controls over financial reporting as of December 31, 2004. The Company has corrected the material weakness and restated its business segment information in its Annual Report on Form 10-K for the year ended December 31, 2004.
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
      Income Tax Process — The control weaknesses in accounting for income taxes include insufficient controls over accounting for income taxes, including the determination of deferred income tax assets and liabilities, income taxes payable and the provision for income taxes. Specifically, the Company did not have effective controls to: (i) identify and evaluate in a timely manner the tax implication of certain non-routine transactions: (ii) ensure appropriate preparation and review of the provision for income taxes and income taxes payable; (iii) determine the components of deferred income taxes and related assets and liabilities; and (iv) assess the need for valuation allowances on net deferred tax assets.
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
      As noted above, the Company has taken steps to remediate the material weaknesses during the current year, and has completed the required remediation and testing during the fourth quarter. Based on those actions, management concluded in the fourth quarter that the weaknesses related to internal controls have been remediated. There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter, other than noted above, that has materially affected or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

John C. Orr	Gregory J. Stodnick
President and	Vice President-Finance and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders
Myers Industries, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Assessment of and Report On Internal Control Over Financial Reporting, that Myers Industries, Inc. and subsidiaries (Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2005, and the related statements of consolidated income, shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2005, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Cleveland, Ohio
March 16, 2006

ITEM 9B.	Other Information.
      None.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      For information about the directors of the Registrant, see the section titled “Election of Directors” of Registrant’s Proxy Statement dated March 20, 2006 (“Proxy Statement”), which is incorporated herein by reference.
      The Board of Directors of the Registrant has determined that a majority of the current Audit Committee members would qualify as an “audit committee financial expert,” and that each member of the Committee is “independent” as defined in the Securities and Exchange Commission regulations. The Board, however, has determined not to name any single member of the Audit Committee as “financial expert” since the Board does not believe such a designation is necessary for the Audit Committee or Board’s effective performance.
      Information about the Executive Officers of Registrant appears in Part I of this Report.
      Disclosures by the Registrant with respect to compliance with Section 16(a) appears under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

ITEM 11.	Executive Compensation
      See the sections titled “Executive Compensation and Other Information” of the Proxy Statement, which is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
      See the sections titled “Principal Shareholders,” “Election of Directors” and “Beneficial Ownership” of the Proxy Statement, which are incorporated herein by reference.

(C)
Number of Securities
	(A)		Remaining Available for
	Number of Securities to	(B)	Future Issuance Under
	be Issued Upon	Weighted-average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants or	Outstanding Options,	Securities Reflected in
Plan Category	Rights	Warrants or Rights	Column (A))

Equity Compensation Plans Approved by Security Holders(1)	674,857	$9.76	1,959,636
Equity Compensation Plans Not Approved by Security Holders	–0–	–0–	–0–

Total	674,857	–0–	1,959,636

(1)	This information is as of January 31, 2006 and includes the 1992, 1997 and 1999 Stock Plans, and the Employee Stock Purchase Plan.

ITEM 13.	Certain Relationships and Related Transactions
      None.

ITEM 14.	Principal Accountant Fees and Services
      Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2005 and 2004 and the pre-approved policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the section titled “Matters Relating to the Independent Registered Public Accounting Firm” of the Proxy Statement , which is incorporated herein by reference.
PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
      The following consolidated financial statements of the Registrant appear in Part II of this Report:
      15. (A)(1) Financial Statements
        Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Statements of Consolidated Financial Position As of December 31, 2005 and 2004

Statements of Consolidated Income For The Years Ended December 31, 2005, 2004 and 2003

Statements of Consolidated Shareholders’ Equity and Comprehensive Income For The Years Ended December 31, 2005, 2004 and 2003

Statements of Consolidated Cash Flows For The Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements For The Years Ended December 31, 2005, 2004 and 2003
      15. (A)(2) FInancial Statement Schedules

Selected Quarterly Financial Data For The Years Ended December 31, 2005 and 2004

All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.
      15. (B) Exhibits
EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit(3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.

10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*

10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*

10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.

10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*

10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 6, 2003.*

10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*

10(h)	Employment Agreement between Myers Industries, Inc. and John C. Orr effective May 1, 2005. Reference is made to Exhibit 10(h) to Form 10-Q filed with the Commission on August 10, 2005.*

10(i)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(j)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective May 1, 2005.*

10(k)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006.*

10(l)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006.*

10(m)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006.*

10(n)	Resignation and Retirement Agreement between Myers Industries, Inc. and Gregory J. Stodnick dated January 24, 2006.*

10(o)	Employment Agreement between Myers Industries, Inc. and Kevin C. O’Neil dated August 21, 2005. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on November 4, 2005.*

10(p)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Kevin C. O’Neil) effective August 21, 2005.*

10(q)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*

10(r)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.*

10(s)	Amended and Restated Loan Agreement between Myers Industries, Inc. and Banc One, NA, Agent dated as of February 27, 2004. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 15, 2004.

10(t)	First Amendment to Amended and Restated Loan Agreement between Myers Industries, Inc. and Banc One, NA, Agent, dated as of June 18, 2004. Reference is made to Exhibit 10(q) to Form 10-Q filed with the Commission on August 6, 2004

10(u)	Second Amendment to Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, N.A., Agent dated as of June 30, 2005. Reference is made to Exhibit 10(n) to Form 8-K filed with the Commission on July 5, 2005.

10(v)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of(i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

10(w)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement.*

14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.

14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.

21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.

23(a)	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

23(b)	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31(b)	Certification of Gregory J. Stodnick, Vice President-Finance (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32	Certifications of John C. Orr Myers, President and Chief Executive Officer of Myers Industries, Inc. and Gregory J. Stodnick, Vice President — Finance (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.
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

Signature	Title	Date

/s/ Gregory J. Stodnick Gregory J. Stodnick	Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Keith A. Brown Keith A. Brown	Director	March 16, 2006

/s/ Karl S. Hay Karl S. Hay	Director	March 16, 2006

Richard P. Johnston	Director	March 16, 2006

Edward W. Kissel	Director	March 16, 2006

/s/ Stephen E. Myers Stephen E. Myers	Director	March 16, 2006

/s/ John C. Orr John C. Orr	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ Richard L. Osborne Richard L. Osborne	Director	March 16, 2006

/s/ Jon H. Outcalt Jon H. Outcalt	Director	March 16, 2006