Form 10-Q
period 2006-03-31
MYERS INDUSTRIES INC
filed 2006-05-05
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.
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

     Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  Large accelerated filer       Accelerated filer    X    Non-accelerated filer      .

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   X   .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of April 30, 2006

Common Stock, withhout par value	34,983,132 shares

Part I - Financial Information

   Item 1.  Financial Statements

Myers Industries, Inc. and Subsidiaries
Condensed Statements of Consolidated Financial Position
As of March 31, 2006 and December 31, 2005
	Unaudited
Assets	March 31, 2006	December 31, 2005

Current Assets
Cash	$22,622,198	$19,159,220
Accounts receivable-less allowances of $4,751,000 and $4,600,000, respectively	157,795,992	144,950,880

Inventories
Finished and in-process products	76,757,731	78,114,802
Raw materials and supplies	37,315,540	37,693,510

	114,073,271	115,808,312
Prepaid expenses and other	5,499,054	4,409,328
Deferred income taxes	5,252,878	5,252,878

Total Current Assets	305,243,393	289,580,618

Other Assets
Goodwill	266,302,136	263,883,274
Intangible assets, net	11,420,885	11,739,163
Other	3,890,104	4,335,084

	281,613,125	279,957,521
Property, Plant and Equipment, at Cost
Land	8,554,825	8,477,973
Buildings and leasehold improvements	91,481,460	90,641,676
Machinery and equipment	399,862,978	394,800,272

	499,899,263	493,919,921
Less allowances for depreciation and amortization	306,704,921	298,198,139

	193,194,342	195,721,782

	$780,050,860	$765,259,921

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc. and Subsidiaries
Condensed Statements of Consolidated Financial Position
As of March 31, 2006 and December 31, 2005

	Unaudited
Liabilities and Shareholders' Equity	March 31, 2006	December 31, 2005

Current Liabilities
Accounts payable	$73,487,689	$67,838,604
Accrued expenses
Employee compensation and related items	24,284,493	28,979,004
Taxes, other than income taxes	3,035,049	2,558,217
Accrued interest	2,730,569	1,175,193
Other	24,015,869	24,783,252
Current portion of long-term debt	1,024,961	3,240,821

Total Current Liabilities	128,578,630	128,575,091

Long-term Debt, less current portion	249,733,628	249,523,633
Other Liabilities	12,667,000	12,667,000
Deferred Income Taxes	35,110,720	35,092,826

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 34,966,417 and 34,806,393 shares, respectively)	21,286,446	21,188,831
Additional paid-in capital	268,792,933	267,562,138
Accumulated other comprehensive income (loss)	2,654,546	(1,524,303)
Retained income	61,226,957	52,174,705

	353,960,882	339,401,371

	$780,050,860	$765,259,921

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Income
	Unaudited	Unaudited
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Net sales	$244,857,232	$236,225,160

Costs of sales	175,452,431	172,398,322

Gross profit	69,404,801	63,826,838
Selling and administrative expenses	48,941,006	47,894,958

Operating income	20,463,795	15,931,880
Interest expense	3,949,551	3,835,566

Income before income taxes	16,514,244	12,096,314

Income taxes	5,717,000	4,327,000

Net income	$10,797,244	$7,769,314

Net income per basic and diluted Common Share	$0.31	$0.22

Dividends paid per Common Share	$0.05	$0.05

Weighted average number of
Common Shares outstanding	34,874,580	34,663,166

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows
For the Three Months Ended March 31, 2006 and 2005

	Unaudited	Unaudited
	March 31, 2006	March 31, 2005

Cash Flows From Operating Activities
Net income	$10,797,244	$7,769,314
Items not affecting use of cash
Depreciation	8,164,142	9,350,954
Amortization of intangible assets	438,896	369,719
Non cash stock compensation	108,055	0
Deferred income taxes	28,338	896,257
Cash flow provided by (used for) working capital
Accounts receivable	(11,859,337)	(10,552,992)
Inventories	2,333,595	3,000,567
Prepaid expenses and other	(1,069,968)	(773,802)
Accounts payable and accrued expenses	1,236,578	3,742,574

Net cash provided by operating activities	10,177,543	13,802,591

Cash Flows From Investing Activities
Additions to property, plant and equipment	(4,540,206)	(3,759,120)
Other	336,414	(954,959)

Net cash used for investing activities	(4,203,792)	(4,714,079)

Cash Flows From Financing Activities
Net borrowing (repayment) on credit facility	(2,188,732)	2,326,334
Cash dividends paid	(1,744,992)	(1,733,316)
Proceeds from issuance of common stock	1,220,355	317,045

Net cash (used for) provided by financing activities	(2,713,369)	910,063

Effect of Exchange Rate
Changes on Cash	202,596	(501,181)

Increase in Cash	3,462,978	9,497,394

Cash at January 1	19,159,220	8,018,623

Cash at March 31	$22,622,198	$17,516,017

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Shareholders' Equity
For the Three Months Ended March 31, 2006
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income (Loss)	Retained Income

December 31, 2005	$21,188,831	$267,562,138	($1,524,303)	$52,174,705

Net income				10,797,244

Foreign currency translation adjustment			4,178,849

Common Stock issued	97,615	1,122,740

Stock based compensation		108,055

Dividends				(1,744,992)

March 31, 2006	$21,286,446	$268,792,933	$2,654,546	$61,226,957

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc. and Subsidiaries
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

        In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of
March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

        Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2006 presentation.

     Goodwill

          The change in goodwill for the quarter ended March 31, 2006 is as follows:
(Amount in Thousands)
Segment	Balance at January 1, 2006	Acquisitions	Foreign Currency Translation	Balance at March 31,2006

Distribution of aftermarket repair products and services	$214	-0-	-0-	$214
Manufacturing of material handling products - North America	30,383	-0-	-0-	30,383
Manufacturing of material handling products - Europe	101,668	-0-	2,419	104,087
Manufacturing of automotive and custom products	60,074	-0-	-0-	60,074
Manufacturing of lawn and garden products	71,544	-0-	-0-	71,544

Total	$263,883	-0-	$2,419	$266,302

Part I - Financial Information

Myers Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

     Stock Compensation

        In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors the right to purchase Common Stock of the Company at the market price on the date of grant. In general, options granted and outstanding permit 20 percent of the shares granted to be exercised after six months, with additional vesting of 20 percent exercisable each year thereafter, with the options expiring ten years from the date of grant. At March 31, 2006, there were 1,602,448 stock option shares available for future grant.

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), ("SFAS 123R"), Share-Based Payment, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to January 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

        In November 2005, the FASB issued FSP No. 123R-3 ("FSP 123R-3"), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to employees to the guidance provided in Paragraph 81 of SFAS 123R. An entity may take up to one year from the initial adoption of SFAS 123R to evaluate its available transition alternatives and make its one-time election. Until and unless an entity elects the transition method described in FSP 123R-3, the entity should follow the transition method described in Paragraph 81 of SFAS 123R. SFAS 123R requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption Statement 123R (termed the "APIC Pool"). The Company is currently evaluating which transition method it will use for calculating its APIC Pool.

      The adoption of SFAS 123R reduced income before taxes for the three months ended March 31, 2006 by approximately $108,000. These expenses are included in selling and administrative expenses in the accompanying Condensed Statement of Consolidated Income. Total unrecognized compensation cost related to nonvested share based compensation arrangements at March 31, 2006 was approximately $860,000, which will be recognized over the next four years.

        The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in prior periods presented.

(In thousands, except per share amounts)	Three Months Ended March 31, 2005

Net income as reported	$7,769
Stock option compensation as reported, net of tax	-0-
Fair value of stock option compensation net of tax	66

Proforma net income	$7,703

Net income per share:
Basic and diluted as reported	$.22
Basic and diluted proforma	.22

Part I - Financial Information

Myers Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

        During 2005, the Company granted 326,810 options with an exercise price which was the same as the closing price of the Company's stock on the date of the grant. The options permit 20 percent of the shares granted to be exercised after six months, with additional vesting of 20 percent exercisable each year thereafter, with the option expiring ten years from the date of grant. The average fair value of the options granted was $2.94. This value was estimated at the date of grant using a trinomial lattice option pricing model with the following weighted average assumptions:

Risk free interest rate	3.7%
Expected dividend yield	1.8%
Expected life of award (years)	4.3
Expected volatility
First vesting period	26.5%
Second vesting period	32.0%
Thereafter	37.5%

        The risk free interest rate is based on zero coupon U.S. Treasury strips. The expected dividend yield is based on the Company's historical dividend yield. The expected lives of the awards are based on the historical exercise patterns and the term of the options. The expected volatility is derived from changes in the Company's historical common stock prices over a timeframe similar to the expected life of the awards.

The following table summarizes the stock option activity for the period ended March 31, 2006:

	Shares	Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	684,636	$9.58
Options Granted	15,000	15.11
Options Exercised	(161,722)	7.85
Cancelled or Forfeited	(15,616)	7.81

Outstanding at March 31, 2006	522,298	10.33	8.15	$2,956,207

Exercisable at March 31, 2006	202,120	$9.29	7.98	1,354,204

        The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended March 31, 2006 and 2005 was approximately $1.2 million and $162,000, respectively.

     Inventory

        In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, spoilage to be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Part I - Financial Information

Myers Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

The adoption of SFAS 151 by the Company as of January 1, 2006 did not have a material effect on the Company's financial condition, results of operations or cash flows.

     Supplemental Disclosure of Cash Flow Information

        The Company made cash payments for interest expense of $2,414,000 and $2,216,000 for the three months ended March 31, 2006 and 2005, respectively. Cash payments for income taxes totaled $2,057,000 and $818,000 for the three months ended March 31, 2006 and 2005.

     Comprehensive Income

        An unaudited summary of comprehensive income for the three months ended March 31, 2006 and 2005 was as follows:
	Three Months Ended March 31,
(In Thousands)	2006	2005

Net income	$10,797	$7,769
Other comprehensive income: Foreign currency translation Adjustment	4,179	(8,859)

Comprehensive Income (Loss)	$14,976	$(1,090)

     Retirement Plans

        For the Company's defined benefit pension plans, the net periodic benefit cost for the three months ended March 31, 2006 and 2005 was as follows:

	2006	2005

Service cost	$185,772	$190,087
Interest cost	440,261	446,761
Expected return on assets	(449,492)	(436,790)
Amortization of transition obligation	60,976	63,250
Amortization of prior service cost	2,400	10,694
Amortization of net loss	9,250	18,103

Net periodic pension cost	$249,167	$292,105

     Contingencies

     In July 2004, the Company reported to four U.S. governmental agencies certain business practices which were believed to be in violation of certain laws. An independent investigation was conducted by out Audit Committee using outside legal counsel and the results of the investigation were provided to the agencies. The U.S. Department of Justice (DOJ) determined not to proceed against the Company or its employees. The Bureau of Industry and Security (BIS) notified the Company it had completed its investigation and decided not to refer the matter for criminal or administrative prosecution and closed the matter by issuing a warning

Part I - Financial Information

Myers Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

letter. We are voluntarily working with the SEC and Office of Foreign Asset Control to settle any enforcement issues arising from these matters, however, we cannot reasonably estimate the potential liability and, therefore, we have not recorded any provision for settlement. Management believes that any liability, although possible, will not have a material effect on our consolidated financial position results of operations or cash flows.

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
(In Thousands)	Three Months Ended March 31
Net Sales	2006	2005

Distribution	$46,484	$42,105
Material handling - North America	62,037	57,836
Material handling - Europe	39,197	44,334
Automotive and custom	51,892	48,011
Lawn and garden	51,469	50,783
Intra-segment elimination	(6,222)	(6,844)

Total	$244,857	$236,225

Income Before Income Taxes

Distribution	$4,785	$3,675
Material handling - North America	8,421	5,015
Material handling - Europe	772	785
Automotive and custom	3,848	2,606
Lawn and garden	6,844	6,744
Corporate	(4,206)	(2,893)
Interest expense-net	(3,950)	(3,836)

Total	$16,514	$12,096

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

        For the quarter ended March 31, 2006, net sales were a record $244.9 million, an increase of 4 percent from the $236.2 million reported in 2005. Net income for the quarter was also a record at $10.8 million, an increase of 39 percent compared to $7.8 million in 2005. Net income per share for the quarter ended March 31, 2006 was $0.31, an increase of 41 percent compared to the prior year period. Foreign currency translation did not have a significant effect on reported sales or net income for the first quarter of 2006.

Part I - Financial Information

Myers Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

        During the quarter ended March 31, 2006, the Company experienced increased sales in all but one of its business segments, primarily on the basis of higher selling prices which began to take effect in the second half of 2005. The increased selling prices also resulted in a higher gross margin of 28.3 percent for the first quarter of 2006 compared to 27.0 percent in the prior year, even though the Company experienced higher raw material cost in the current year quarter. On average, plastic resin raw material costs were approximately 8 percent higher compared to the first quarter of 2005, however, there was a slight decline in such costs compared to the historic high costs experienced in the fourth quarter of 2005. Selling and administrative expenses for the first quarter of 2006 increased approximately $1 million or 2% compared with the prior year quarter, however, they were reduced as percent of sales to 20.0 percent compared to 20.3 percent in 2005 reflecting ongoing cost control initiatives.

        Net interest expense for the first quarter of 2006 was $3.9 million which was a slight increase of 3 percent compared to $3.8 million in the prior year. The increase reflects higher interest rates which offset lower average borrowing levels during the current year quarter.

        Income taxes as a percent of income before taxes for the quarter ended March 31, 2006, decreased to 34.6 percent compared to 35.8 percent in 2005. The higher effective rate in 2005 was primarily the result of foreign tax rate differences.

     Business Segment Results

        Sales in the Distribution Segment for the quarter ended March 31, 2006 were $46.5 million, an increase of 10 percent compared to the prior year. This increase reflects higher selling prices and increased volume as sales of both equipment and consumable supplies remained strong across all product categories. Income before taxes increased 30 percent to $4.8 million compared to $3.7 million in last year's first quarter, a result of the increased sales combined with ongoing cost controls which provided improved leverage of operating expenses.

        Sales in the Material Handling - North America segment were $62.0 million for the quarter ended March 31, 2006, an increase of $4.2 million or 7 percent compared to the $57.8 million reported in 2005. The increase in sales was primarily the result of higher selling prices implemented through most product lines and markets. Income before taxes in the first quarter of 2006 was $8.4 million, an increase of 68 percent compared the $5.0 million reported in the first funds quarter of 2005. The increased income before taxes primarily reflects improved gross margins in the current year as higher selling prices and productivity gains more than offset higher plastic raw material costs.

        Sales in the Material Handling - Europe Segment in the first quarter of 2006 were $39.2 million, a decrease of 12 percent from the $44.3 million reported in the prior year quarter. The translation of foreign currencies, primarily the euro, decreased sales by $2.5 million in the current year. Excluding the impact of foreign currency translation, sales in the segment were down $2.6 million or 6 percent for the year as weakness in European industrial markets resulted in lower sales volumes for those product lines. Income before taxes in 2006 was $772,000, a decrease of 2 percent compared to the prior year. Improvement in lower operating expenses and higher selling prices in some product lines helped to offset the impact of lower sales volumes. Foreign currency translation did not have a significant effect on the segment's income before taxes reported between years.

        In the Automotive and Custom Segment, sales for the first quarter of 2006 were $51.9 million, an increase of $3.9 million or 8 percent compared to 2005. The higher sales reflect both increased volume and

Part I - Financial Information

Myers Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

higher selling prices in some markets. Income before taxes was $3.8 million, an increase of 46 percent compared to the $2.6 million reported in 2005. The increase in sales volume and higher selling prices helped mitigate the impact of higher raw material costs while ongoing cost control programs resulted in substantial improvements in operating expense leverage.

        In the Lawn and Garden Segment, sales in the quarter ended March 31, 2006 were $51.5 million, an increase of one percent compared to the prior year. Income before taxes in the current quarter was $6.8 million, an increase of one percent compared to the $6.7 million reported in the prior year first quarter.

     Liquidity and Capital Resources

        Cash provided from operating activities was $10.2 million for the quarter ended March 31, 2006 compared with $13.8 million in the prior year. The decrease of $3.6 million in cash provided by operating activities was primarily due to the $9.2 million of cash used for net working capital changes in the current year compared to cash used of $4.6 million in 2005. The increase in cash used for working capital reflects higher accounts receivable balances due to increased sales and other seasonal requirements, particularly related to the Company's Lawn and Garden segment. During the quarter, total debt was reduced by approximately $2.1 million and debt as a percentage of total capitalization at March 31, 2006 was reduced to 42 percent, compared to 43 percent at December 31, 2005. At March 31, 2006, the Company had working capital of $176.6 million and a current ratio of 2.4 which represents a slight improvement compared to the prior yearend.

        Capital expenditures for the quarter ended March 31, 2006 were $4.5 million and are expected to be in the range of $25 to $30 million for the year. Cash flows from operations and funds available under the Credit Agreement will provide the Company's primary source of financing. At March 31, 2006, the Company had approximately $83 million available under the Credit Agreement. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on variable interest debt levels at March 31, 2006, if market interest rates increase one percent, the Company's interest expense would increase approximately $1.4 million annually.

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

Part I - Financial Information

Myers Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

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

Item 4.     Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluation the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

        There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II

Myers Industries, Inc. and Subsidiaries
Other Information

Item 6	Exhibits
(a) Exhibits

Part II

Myers Industries, Inc. and Subsidiaries
Other Information

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

May 5, 2006	By:	/s/ Donald A. Merril
Date		Donald A. Merril Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 6, 2003.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Employment Agreement between Myers Industries, Inc. and John C. Orr effective May 1, 2005. Reference is made to Exhibit 10(h) to Form 10-Q filed with the Commission on August 10, 2005.*
10(i)

Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(j)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective May 1, 2005.*
10(k)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006.*
10(l)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006.*
10(m)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006.*
10(n)	Resignation and Retirement Agreement between Myers Industries, Inc. and Gregory J. Stodnick dated January 24, 2006.*
10(o)	Employment Agreement between Myers Industries, Inc. and Kevin C. O'Neil dated August 21, 2005. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on November 4, 2005.*

10(p)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Kevin C. O'Neil) effective August 21, 2005.*
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

10(w)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32

Certifications of John C. Orr Myers, President and Chief Executive Officer, and Donald A. Merril, Vice President (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________
 * Indicates executive compensation plan or arrangement.