Form 10-Q
period 2006-06-30
MYERS INDUSTRIES INC
filed 2006-08-09
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   X   .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 31, 2006

Common Stock, without par value	35,007,159 shares

Table of Contents

Part I -- Financial Information
Item 1. Financial Statements
Condensed Statements of Consolidated Financial Position
Condensed Statements of Consolidated Income
Condensed Statements of Consolidated Cash Flows
Condensed Statement of Consolidated Shareholders' Equity
Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
Part II -- Other Information
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signature

Part I - Financial Information

Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of June 30, 2006 and December 31, 2005

Assets	June 30, 2006	December 31, 2005

Current Assets
Cash	$27,622,699	$19,159,220
Accounts receivable-less allowances of $4,406,000 and $4,600,000, respectively	147,879,799	144,950,880

Inventories
Finished and in-process products	76,168,455	78,114,802
Raw materials and supplies	37,720,132	37,693,510

	113,888,587	115,808,312

Prepaid expenses	6,608,549	4,409,328
Deferred income taxes	6,608,048	5,252,878

Total Current Assets	302,607,682	289,580,618

Other Assets
Goodwill	162,214,948	263,883,274
Patents and other intangible assets	11,112,090	11,739,163
Other	3,619,300	4,335,084

	176,946,338	279,957,521
Property, Plant and Equipment, at Cost
Land	8,778,797	8,477,973
Buildings and leasehold improvements	93,218,490	90,641,676
Machinery and equipment	407,497,200	394,800,272

	509,494,487	493,919,921
Less allowances for depreciation and amortization	319,477,445	298,198,139

	190,017,042	195,721,782

	$669,571,062	$765,259,921

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of June 30, 2006 and December 31, 2005

Liabilities and Shareholders' Equity	June 30, 2006	December 31, 2005

Current Liabilities
Accounts payable	$73,672,585	$67,838,604
Accrued expenses
Employee compensation	27,036,225	28,979,004
Taxes, other than income taxes	3,517,104	2,558,217
Accrued interest	1,145,922	1,175,193
Other	15,665,992	24,783,252
Current portion of long-term debt	3,658,267	3,240,821

Total Current Liabilities	124,696,095	128,575,091

Long-term Debt, less current portion	232,322,707	249,523,633
Other Liabilities	12,667,000	12,667,000
Deferred Income Taxes	36,678,521	35,092,826

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 34,991,909 and 34,806,393 shares, respectively)	21,301,996	21,188,831
Additional paid-in capital	269,488,401	267,562,138
Accumulated other comprehensive income (loss)	12,916,801	(1,524,303)
Retained (deficit) income	(40,500,459)	52,174,705

	263,206,739	339,401,371

	$669,571,062	$765,259,921

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Income (Unaudited)
For The Three Months Ended	For The Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Net sales	$238,219,569	$225,021,732	$483,076,801	$461,246,892

Cost of sales	165,857,526	166,379,493	341,309,957	338,777,814

Gross profit	72,362,043	58,642,239	141,766,844	122,469,078

Selling and administrative expenses	53,476,203	47,700,145	102,417,208	95,595,103

Goodwill Impairment	109,823,227	-0-	109,823,227	-0-

Operating (loss) income	(90,937,387)	10,942,094	(70,473,591)	26,873,975

Interest expense, net	4,216,506	3,899,158	8,166,057	7,734,724

(Loss) income before income taxes	(95,153,893)	7,042,936	(78,639,648)	19,139,251

Income taxes	4,824,000	1,893,000	10,541,000	6,220,000

Net (loss) income	$(99,977,893)	$5,149,936	$(89,180,648)	$12,919,251

Net (loss) income per basic Common Share	$(2.86)	$0.15	$(2.55)	$0.37

Net (loss)income per diluted Common Share	$(2.85)	$0.15	$(2.54)	$0.37

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Six Months Ended June 30, 2006 and 2005

	June 30, 2006	June 30, 2005

Cash Flows From Operating Activities
Net (loss) income	$(89,180,648)	$12,919,251
Items not affecting use of cash
Goodwill impairment	109,823,227	-0-
Depreciation	16,109,237	17,959,984
Amortization of other intangible assets	878,860	1,061,316
Non cash stock compensation	300,621	-0-
Deferred taxes	146,438	1,881,432
Cash flow provided by (used for) working capital
Accounts receivable	918,039	269,661
Inventories	3,912,403	12,463,498
Prepaid expenses	(2,083,777)	(1,284,089)
Accounts payable and accrued expenses	(7,497,869)	(17,759,770)

Net cash provided by operating activities	33,326,531	27,511,283

Cash Flows From Investing Activities
Additions to property, plant and equipment	(7,119,466)	(10,488,440)
Other	547,983	(1,361,695)

Net cash used for investing activities	(6,571,483)	(11,850,135)

Cash Flows From Financing Activities
Net borrowing (repayment) of credit facility	(17,380,944)	(3,656,667)
Deferred financing costs	0	(262,500)
Cash dividends paid	(3,494,516)	(3,469,001)
Tax benefit from stock options	231,000	-0-
Proceeds from issuance of common stock	1,507,807	633,437

Net cash used for financing activities	(19,136,653)	(6,754,731)

Foreign Exchange Rate Effect on Cash	845,084	(1,683,794)

Increase in Cash	8,463,479	7,222,623

Cash at January 1	19,159,220	8,018,623

Cash at June 30	$27,622,699	$15,241,246

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2006

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income (Loss)	Retained Income (Deficit)

December 31, 2005	$21,188,831	$267,562,138	($1,524,303)	$52,174,705

Net (loss)	-0-	-0-	-0-	(89,180,648)

Foreign currency translation adjustment	-0-	-0-	14,441,104	-0-

Common Stock issued	113,165	1,394,642	-0-	-0-

Stock based compensation	-0-	300,621	-0-	-0-

Tax benefit stock options	-0-	231,000	-0-	-0-

Dividends - $.10 per share	-0-	-0-	-0-	(3,494,516)

June 30, 2006	$21,301,996	$269,488,401	$12,916,801	$(40,500,459)

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Statement of Accounting Policy

         The accompanying financial statements include the accounts of Myers Industries, Inc. and subsidiaries (collectively, the "Company"), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

        In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for the three months and six months ended June 30, 2006 and 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2006.

        Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2006 presentation.

     Goodwill

        In the quarter ended June 30, 2006, a non-cash, non-tax deductible goodwill impairment charge of $109.8 million was recognized in the Company's Material Handling - Europe business segment. During the second quarter of 2006, the Company determined that the European businesses in its Material Handling - Europe business segment were not core to the Company's long term growth strategy and, accordingly, began evaluating the strategic options of these businesses. As a result of this evaluation and taking into consideration the economic factors and evolution of business conditions in Europe, it became necessary for the Company to perform an interim goodwill impairment test in accordance with Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In performing this analysis, the fair value of the reporting unit was based on estimated proceeds from a potential sale and the implied fair value of goodwill was estimated by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value. As a result of this analysis, all of the recorded goodwill in the reporting unit was determined to be impaired and, accordingly, the Company recorded a $109.8 million impairment charge to write off goodwill in the Material Handling - Europe business segment as of June 30, 2006.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

        The change in goodwill for the six months ended June 30, 2006 is as follows:

(Amount in thousands)
Segment	Balance at January 1, 2006	Acquisitions	Foreign Currency Translation	Impairment	Balance at June 30, 2006

Distribution	$214	$0	$0	$0	$214
Material Handling - North America	30,383	0	0	0	30,383
Material Handling - Europe	101,668	0	8,155	(109,823)	0
Automotive and Custom	60,074	0	0	0	60,074
Lawn and Garden	71,544	0	0	0	71,544

Total	$263,883	$0	$8,155	$(109,823)	$162,215

     Net Income Per Share

        Net income (loss) per share, as shown on the Condensed Statement of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Six Months Ended

	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Weighted average common shares outstanding
Basic	34,982	34,704	34,923	34,684
Dilutive effect of stock options	142	168	131	207

Weighted average common shares outstanding - diluted	35,124	34,872	35,054	34,891

     Stock Compensation

        In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors the right to purchase common stock of the Company at the market price on the date of grant. In general, options granted and outstanding vest over time, with 20 percent of the shares granted exercisable six months from the date of grant and an additional 20 percent of the shares granted vesting thereafter on each anniversary of the grant date. The options expire ten years from the date of grant. At June 30, 2006, there were 1,585,058 stock option shares available for future grant.

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

        In November 2005, the FASB issued FSP No. 123R-3 ("FSP 123R-3"), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to employees to the guidance provided in Paragraph 81 of SFAS 123R. An entity may take up to one year from the initial adoption of SFAS 123R to evaluate its available transition alternatives and make its one-time election. Until and unless an entity elects the transition method described in FSP 123R-3, the entity should follow the transition method described in Paragraph 81 of SFAS 123R. SFAS 123R requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption of Statement 123R (termed the "APIC Pool"). The Company is currently evaluating which transition method it will use for calculating its APIC Pool.

      The adoption of SFAS 123R reduced income before taxes approximately $193,000 and $301,000 for the three months and six months ended June 30, 2006 respectively. These expenses are included in selling and administrative expenses in the accompanying Condensed Statement of Consolidated Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at June 30, 2006 was approximately $667,000, which will be recognized over the next four years.

        The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in prior periods presented.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
(In thousands, except per share amounts)

Net income as reported	$5,150	$12,919
Stock option compensation as reported, net of tax	-0-	-0-
Fair Value of stock option compensation net of tax	10	122

Proforma net income	$5,140	$12,797

Net income per share:
Basic and diluted as reported	$.15	$.37
Basic and diluted proforma	.15	.37

        During 2006, the Company granted 32,500 options with an exercise price equal to the closing price of the Company's stock on the date of the grant. The options expire ten years from the date of grant. The average fair value of the options granted was $3.00. This value was estimated at the date of grant using a trinomial lattice option pricing model with the following weighted average assumptions:

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

The following table summarizes the stock option activity for the period ended June 30, 2006:

	Shares	Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	684,636	$9.58
Options Granted	32,500	16.24
Options Exercised	(178,106)	7.99
Cancelled or Forfeited	(15,726)	7.81

Outstanding at June 30, 2006	523,304	10.59	7.99	$3,453,806

Exercisable at June 30, 2006	272,983	$9.93	7.88	1,981,857

        The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the six months ended June 30, 2006 and 2005 was approximately $1.4 million and $289,000, respectively.

     Inventory

             In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, spoilage to be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 by the Company as of January 1, 2006, did not have a material effect of the Company's financial condition, results of operations or cash flows.

Recent Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This Interpretation provides accounting guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as additional disclosures related to these tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of FIN No. 48 on its financial statements.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Supplemental Disclosure of Cash Flow Information

        The Company made cash payments for interest of $3,577,000 and $5,567,000 for the three months ended June 30, 2006 and 2005, respectively. Cash payments for interest totaled $5,991,000 and $7,782,000 for the six months ended June 30, 2006 and 2005, respectively. Cash payments for income taxes totaled $10,621,000 and $7,984,000 for the three months ended June 30, 2006 and 2005, respectively. Cash payments for income taxes were $12,679,000 and $8,803,000 for the six months ended June 30, 2006 and 2005, respectively.

     Comprehensive Income

        An unaudited summary of comprehensive income for the three months and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Net (loss) income	$(99,978)	$5,150	$(89,181)	$12,919
Other comprehensive income: Foreign currency translation adjustment	10,262	(12,708)	14,441	(21,567)

Comprehensive (loss) income	$(89,716)	$(7,558)	$(74,740)	$(8,648)

    Retirement Plans

        For the Company's two defined benefit pension plans, the net periodic benefit cost for the three months and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$185,772	$190,087	$371,544	$380,174
Interest cost	440,261	446,761	880,522	893,522
Expected return on assets	(449,492)	(436,790)	(898,984)	(873,580)
Amortization of transition obligation	60,976	63,250	121,952	126,500
Amortization of prior service cost	2,400	10,694	4,800	21,388
Amortization of net loss	9,250	18,103	18,500	36,206

Net periodic pension cost	$249,167	$292,105	$498,334	$584,210

     The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to make contributions of approximately $700,000 to its defined benefit plans in 2006. As of June 30, 2006, contributions of $271,000 have been made to these plans.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Contingencies

     In July 2004, the Company reported to four U.S. governmental agencies certain business practices which were believed to be in violation of certain laws. An independent investigation was conducted by our Audit Committee using outside legal counsel and the results of the investigation were provided to the agencies. The U.S. Department of Justice determined not to proceed against the Company or its employees. The Bureau of Industry and Security notified the Company that it had completed its investigation and decided not to refer the matter for criminal or administrative prosecution and closed the matter by issuing a warning letter. We are voluntarily working with the SEC and the Office of Foreign Asset Control to settle any enforcement issues arising from these matters, however, we cannot reasonably estimate the potential liability and, therefore, we have not recorded any provision for settlement. Management believes that any liability, although possible, will not have a material effect on our consolidated financial position, results of operations or cash flows.

     Segment Information

       The Company's business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", these business units have been aggregated into five reportable business segments. These include four manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling - North America, 2) Material Handling - Europe, 3) Automotive and Custom, and 4) Lawn and Garden. The fifth segment is Distribution of tire, wheel, and undervehicle service products. The aggregation of operating business segments is based on management by the chief operating decision maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics.

        Operating income for each business segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing business segment operating income, general corporate overhead expenses and interest expenses are not included.

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Net Sales	2006	2005	2006	2005

Distribution	$50,140	$49,370	$96,624	$91,476
Material Handling - North America	60,030	48,023	122,067	105,859
Material Handling - Europe	44,063	45,044	83,260	89,377
Automotive and Custom	52,850	49,712	104,742	97,723
Lawn and Garden	36,838	39,553	88,307	90,337
Intra-segment elimination	(5,701)	(6,680)	(11,923)	(13,525)

Total	$238,220	$225,022	$483,077	$461,247

Part I - Financial Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Loss) Income Before Income Taxes	2006	2005	2006	2005

Distribution	$5,527	$5,344	$10,312	$9,019
Material Handling - North America	8,436	1,113	16,857	6,128
Material Handling - Europe	(106,917)	2,789	(106,145)	3,574
Automotive and Custom	4,728	3,283	8,576	6,477
Lawn and Garden	2,040	2,051	8,884	8,795
Corporate	(4,752)	(3,638)	(8,958)	(7,119)
Interest expense-net	(4,216)	(3,899)	(8,166)	(7,735)

Total	$(95,154)	$7,043	$(78,640)	$19,139

     Subsequent Event

        In July 2006, the Company entered into an amendment of its revolving credit agreement (the "Credit Agreement"). The amendment revises the definition of EBIT (earnings before interest and taxes) to exclude certain charges, including the goodwill impairment charge recorded in the quarter ended June 30, 2006. The amendment also waives the violations of the Credit Agreement covenants related to minimum interest coverage and maximum leverage ratios as of June 30, 2006.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

        For the quarter ended June 30, 2006, net sales were $238.2 million, an increase of 6 percent from the $225.0 million reported in 2005 as the Company had strong sales in most of its business segments. Despite the increased sales, the Company reported a net loss of $100 million in the quarter ended June 30, 2006, which includes a goodwill impairment charge of $109.8 million related to its Material Handling - Europe business segment.

        For the six months ended June 30, 2006, net sales were $483.1 million, an increase of 5 percent from the $461.2 million reported in the first half of 2005. Due to the impact of the goodwill impairment charge, the Company reported a net loss of $89.2 million in the six months ended June 30, 2006, compared to net income of $13.0 million in the prior year period.

        During the quarter and six months ended June 30, 2006, the Company experienced increased sales in its Distribution, Material Handling -- North America and Automotive and Custom business segments, primarily on the basis of higher selling prices which began to take effect in the second half of 2005. The increased selling prices also resulted in a higher gross margin of 30.4 percent for the second quarter of 2006 compared to 26.1 percent in the prior year period, even though the Company experienced higher raw material cost in the second quarter of 2006. For the six months ended June 30, 2006, gross margins improved to 29.3 percent compared to 26.6 percent in the prior year. On average, plastic resin raw material costs were approximately 10 percent higher in the quarter and 6 percent higher for the six months ended June 30, 2006 compared with the prior year periods.

        Selling and administrative expenses for the second quarter of 2006 increased $5.8 million or 12 percent compared with the prior year quarter. For the six months ended June 30, 2006, expenses increased $6.8 million

Part I - Financial Information

or 7 percent compared to the second quarter of 2005. The increases reflect the impact of variable selling expense on higher sales combined with costs associated with streamlining the Company's organizational structure. As a percentage of sales, selling and administrative costs increased to 22.4 percent for the quarter and 21.2 percent for the six months ended June 30, 2006 compared to 21.2 percent and 20.7 percent in the prior year periods.

        In the quarter ended June 30, 2006, a non-cash, non-tax deductible goodwill impairment charge of $109.8 million was recognized in the Company's Material Handling - Europe business segment. During the second quarter of 2006, the Company determined that the European businesses in its Material Handling -- Europe business segement were not core to the Company's long term growth strategy and, accordingly, began evaluating the strategic options of these businesses. As a result of this evaluation and taking into consideration the economic factors and evolution of business conditions in Europe, it became necessary for the Company to perform an interim goodwill impairment test in accordance with Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In performing this analysis, the fair value of the reporting unit was based on estimated proceeds from a potential sale and the implied fair value of goodwill was estimated by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value. As a result of this analysis, all of the recorded goodwill in the reporting unit was determined to be impaired and, accordingly, the Company recorded the $109.8 million impairment charge to write off goodwill in the Material Handling - Europe business segment as of June 30, 2006.

        Net interest expense for the quarter ended June 30, 2006 was $4.2 million, an increase of 8 percent compared to $3.9 million in the prior year period. For the six months ended June 30, 2006, net interest expense was $8.2 million an increase of 6 percent from the prior year period. For both the quarter and year to date periods, the increase in current year expenses reflects higher interest rates which more than offset lower average borrowing levels.

        The Company's income tax rate for the quarter and six month periods ended June 30, 2006, was significantly impacted by the goodwill impairment charge of $109.8 million which was not deductible for tax purposes. Excluding the impact of the goodwill impairment, income taxes as a percent of income before taxes for the quarter ended June 30, 2006, increased to 32.9 percent compared to 26.9 percent in the prior year period. The lower effective rate in 2005 was primarily the result of foreign tax rate differences, including the utilization of foreign tax loss carry forwards for which valuation allowances were previously provided. Excluding the impact of the goodwill adjustment, income taxes as a percent of pretax income for the six months ended June 30, 2006 increased to 33.8 percent from 32.5 percent in the prior year period. The higher effective rate in 2006 was the result of foreign tax rate differences and the relative proportion of domestic and foreign based income to pretax income.

Business Segment Results

Distribution

        Sales in the Distribution business segment for the quarter ended June 30, 2006 were $50.1 million, an increase of 2 percent compared to the prior year period. For the six month period, sales in the current year were $96.6 million, an increase of 6 percent compared to $91.5 million in the first six months of 2005. The increased sales reflect higher selling prices and increased volume of both equipment and consumable supplies, although the segment experienced a slow down of equipment sales in the current quarter.

        Income before taxes was $5.5 million in the second quarter of 2006, an increase of 4 percent compared to $5.3 million in the prior year period. Increased sales of higher margin supplies and improved performance from the business segment's export and international branch operations were the primary reason for the current year increase. For the six months ended June 30, 2006, income before taxes increased 14 percent to $10.3 million compared to $9.0 million in the prior year period. This increase was a result of the increased sales combined with ongoing cost controls and the improved performance of the export and international business.

Part I - Financial Information

Material Handling -- North America

        Sales in the Material Handling -- North America business segment were $60.0 million for the quarter ended June 30, 2006, an increase of $12.0 million or 25 percent compared to the $48.0 million reported in the second quarter of 2005. For the six months ended June 30, 2006, sales were $122.1 million, an increase of 15 percent compared to the $105.9 million reported in the first half of 2005. The increase in sales for both the quarter and year to date periods was primarily the result of higher selling prices implemented through most product lines and markets.

        Income before taxes in the second quarter of 2006 was $8.4 million, an increase of 664 percent compared the $1.1 million reported in the second quarter of 2005. For the six months ended June 30, 2006, income before taxes was $16.9 million, an increase of 177 percent compared to the $6.1 million reported in the first half of 2005. The increased profitability in both periods primarily reflects improved gross margins as higherselling prices and productivity gains more than offset the impact of higher plastic raw material costs. On average, raw material plastic resin prices were approximately 10 percent higher in the quarter and 6 percent higher for the six months ended June 30, 2006 compared with the prior year periods.

Material Handling - Europe

        Sales in the Material Handling - Europe business segment in the second quarter of 2006 were $44.1 million, a decrease of 2 percent from the $45.0 million reported in the prior year period as slow conditions in the markets served by this segment continued to constrain demand. There was no significant impact on sales in the quarter from the translation of foreign currencies. For the six months ended June 30, 2006, sales were $83.3 million, a decrease of 7 percent compared to the $89.4 million reported in the first half of 2005. The translation of foreign currencies, primarily the euro, decreased sales by $2.4 million in the current year. Excluding the impact of foreign currency translation, sales in the segment were down $3.7 million or 4 percent for the year as weakness in European industrial markets resulted in lower sales volumes for those product lines.

        The business segment reported a loss before income taxes of $106.9 million for the quarter and $106.1 million for the six months ended June 30, 2006 which included a goodwill impairment charge of $109.8 million. Additionally, improvement in lower operating expenses and higher selling prices in some product lines offset the impact of lower sales volumes. Foreign currency translation did not have a significant effect on the segment's income before taxes reported between years.

Automotive and Custom

        In the Automotive and Custom business segment, sales for the second quarter of 2006 were $52.9 million, an increase of 6 percent compared to $49.7 million in the prior year period. For the six month period, 2006 sales in the business segment were $104.7 million, an increase of 7 percent compared to the $97.7 million reported in 2005. The higher sales reflect both increased volume and higher selling prices from strategic pricing initiatives in some market segments.

        Income before taxes for the second quarter of 2006 was $4.7 million, an increase of 42 percent compared to the $3.3 million reported in the second quarter of 2005. For the six months ended June 30, 2006, income before taxes was $8.6 million, an increase of 32 percent from $6.5 million in the prior year period. The improvement in profitability was primarily due to higher margins resulting from increased selling prices.

Part I - Financial Information

Lawn and Garden

        In the Lawn and Garden business segment, sales in the quarter ended June, 30, 2006 were $36.8 million, a decrease of 7 percent from the $39.6 million in the prior year period. For the six month period, current year sales were $88.3 million, a decrease of 2 percent from the $90.3 million reported in the second half of 2005. The reduction in sales was primarily volume driven as weather conditions in the South and Midwest regions of the United States resulted in low demand from growers for certain product lines throughout the first half of the year.

        Income before taxes of $2.0 million in the quarter and $8.9 million for the six months ended June 30, 2006 were essentially flat with the prior year periods as increased selling prices offset lower sales volume.

Liquidity and Capital Resources

        Cash provided from operating activities was $33.3 million for the six months ended June 30, 2006 compared with $27.5 million in the prior year period. The increase of $5.8 million in cash provided by operating activities was primarily due to an increase of $7.7 million in 2006 net income for the period, excluding the non cash goodwill impairment charge. Depreciation and other non cash expenses were $17.4 million in the current year compared with $20.9 million in 2005 and cash used for working capital was reduced to $4.7 million in the six months ended June 30, 2006 compared to $6.3 million in the prior year period. The decrease in cash used for working capital reflects a reduction of $8.5 million in cash provided by inventories as current year inventories have been relatively stable while the prior year period included a substantial reduction of inventories built up at 2004 yearend to protect against price increases. Offsetting the reduced cash provided by inventories was a reduction of $10.3 million in cash used for accounts payable and accrued expenses. Total debt at June 30, 2006 was $236.0 million, a reduction of $16.8 million from $252.8 million at December 31, 2005. At June 30, 2006, the Company had working capital of $177.9 million and a current ratio of 2.4, which represents a slight improvement compared to the prior year end.

        In July 2006, the Company entered into an amendment of its revolving credit agreement (the "Credit Agreement"). The amendment revises the definition of EBIT (earnings before interest and taxes) to exclude certain charges, including the goodwill impairment charge recorded in the quarter ended June 30, 2006. The amendment also waives the violations of the Credit Agreement covenants related to minimum interest coverage and maximum leverage ratios as of June 30, 2006 resulting from the goodwill impairment charge. The Company believes it is in compliance with all of the covenants of the Credit Agreement as amended. At June 30, 2006, the Company has approximately $98 million available under the Credit Agreement.

        Capital expenditures for the six months ended June 30, 2006 were $7.1 million and are expected to be in the range of $20 to $25 million for the year ending December 31, 2006. Cash flows from operations and funds available under the Credit Agreement will be the Company's primary sources of financing. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

Recent Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This Interpretation provides accounting guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as additional disclosures related to these tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of FIN No. 48 on its financial statements.

Part I - Financial Information

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

Part II - Other Information

Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 25, 2006, and the following matters were voted on at that meeting.
1.	At the meeting, nine Directors were elected. The results of this voting are as follows:

Name of Director	Votes for	Votes Withheld

Keith A. Brown	32,112,176	736,206
Vincent Byrd	32,846,764	1,618
Karl S. Hay	24,567,741	8,280,641
Richard P. Johnston	27,320,167	5,528,215
Edward Kissel	32,525,189	323,193
Stephen E. Myers	32,660,848	187,534
John C. Orr	32,657,844	190,538
Richard Osborne	32,339,477	508,905
Jon H. Outcalt	26,787,897	6,060,485

Item 6.     Exhibits

            (a)  Exhibits

Exhibit Index
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Employment Agreement between Myers Industries, Inc. and John C. Orr effective May 1, 2005. Reference is made to Exhibit 10(h) to Form 10-Q filed with the Commission on August 10, 2005.*
10(i)

Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(j)

Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective May 1, 2005. Reference is made to Exhibit 10(j) to Form 10-K filed with the Commission on March 16, 2006.*

10(k)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*
10(l)

Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*

10(m)

Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*

10(n)

Resignation and Retirement Agreement between Myers Industries, Inc. and Gregory J. Stodnick dated January 24, 2006. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 16, 2006.*

10(o)	Employment Agreement between Myers Industries, Inc. and Kevin C. O'Neil dated August 21, 2005. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on November 4, 2005.*
10(p)

Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Kevin C. O'Neil) effective August 21, 2005. Reference is made to Exhibit 10(p) to Form 10-K filed with the Commission on March 16, 2006.*

10(q)	Separation Agreement between Myers Industries, Inc. and Kevin C. O'Neil dated August 8, 2006.*
10(r)

Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*

10(s)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.*
10(t)

Amended and Restated Loan Agreement between Myers Industries, Inc. and Banc One, NA, Agent dated as of February 27, 2004. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 15, 2004.

10(u)

First Amendment to Amended and Restated Loan Agreement between Myers Industries, Inc. and Banc One, NA, Agent, dated as of June 18, 2004. Reference is made to Exhibit 10(q) to Form 10-Q filed with the Commission on August 6, 2004.

10(v)

Second Amendment to Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, N.A., Agent dated as of June 30, 2005. Reference is made to Exhibit 10(n) to Form 8-K filed with the Commission on July 5, 2005.

10(w)

Third Amendment to Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, N.A., Agent dated as of July 27, 2006. Reference is made to Exhibit 10 to Form 8-K filed with the Commission on July 27, 2006.

10(x)

Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

10(y)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006. *
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
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

MYERS INDUSTRIES, INC.

Date:	August 9, 2006	By:	/s/ Donald A. Merril

Donald A. Merril
Vice President and Chief Financial
Officer (Duly Authorized Officer
and Principal Financial and
Accounting Officer)