Form 10-Q
period 2006-09-30
MYERS INDUSTRIES INC
filed 2006-11-09
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   X   .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 31, 2006

Common Stock, without par value	35,062,253 shares

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
Item 4. Controls and Procedures
Part II -- Other Information
Item 6. Exhibits
Signature

Part I - Financial Information

Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of September 30, 2006 and December 31, 2005

Assets	September 30, 2006	December 31, 2005

Current Assets
Cash	6,515,862	$19,159,220
Accounts receivable-less allowances of $3,010,000 and $4,600,000, respectively	103,682,411	144,950,880

Inventories
Finished and in-process products	62,641,226	78,114,802
Raw materials and supplies	32,060,575	37,693,510

	94,701,801	115,808,312

Prepaid expenses	6,905,031	4,409,328
Deferred income taxes	5,252,878	5,252,878
Current assets of discontinued operations	89,438,372	-0-

Total Current Assets	306,496,355	289,580,618

Other Assets
Goodwill	162,214,948	263,883,274
Patents and other intangible assets	6,374,677	11,739,163
Other	3,221,902	4,335,084
Long term assets of discontinued operations	34,020,389	-0-

	205,831,916	279,957,521
Property, Plant and Equipment, at Cost
Land	4,720,100	8,477,973
Buildings and leasehold improvements	78,637,457	90,641,676
Machinery and equipment	331,941,433	394,800,272

	415,298,990	493,919,921
Less allowances for depreciation and amortization	261,278,167	298,198,139

	154,020,823	195,721,782

	$666,349,094	$765,259,921

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of September 30, 2006 and December 31, 2005

Liabilities and Shareholders' Equity	September 30, 2006	December 31, 2005

Current Liabilities
Accounts payable	$51,570,075	$67,838,604
Accrued expenses
Employee compensation	16,290,957	28,979,004
Taxes, other than income taxes	3,165,917	2,558,217
Accrued interest	2,205,306	1,175,193
Other	13,650,198	24,783,252
Current portion of long-term debt	3,508,069	3,240,821
Current liabilities of discontinued operations	36,626,978	-0-

Total Current Liabilities	127,017,500	128,575,091

Long-term Debt, less current portion	221,610,461	249,523,633
Other Liabilities	5,739,500	12,667,000
Deferred Income Taxes	36,091,592	35,092,826
Long term liabilities of discontinued operations	8,532,420	-0-

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,041,619 and 34,806,393 shares, respectively)	21,332,319	21,188,831
Additional paid-in capital	270,068,635	267,562,138
Accumulated other comprehensive income (loss)	12,238,896	(1,524,303)
Retained (deficit) income	(36,282,229)	52,174,705

	267,357,621	339,401,371

	$666,349,094	$765,259,921

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Income (Unaudited)
For The Three Months Ended	For The Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net sales	$185,838,030	$174,000,174	$585,654,483	$545,869,972

Cost of sales	138,818,264	130,447,525	429,868,029	414,244,244

Gross profit	47,019,766	43,552,649	155,786,454	131,625,728

Selling and administrative expenses	36,100,274	32,416,881	109,195,571	97,189,651

Operating income	10,919,492	11,135,768	46,590,883	34,436,077

Interest expense, net	4,022,429	3,761,331	12,173,246	11,462,241

Income from continuing operations before income taxes	6,897,063	7,374,437	34,417,637	22,973,836

Income taxes	2,662,960	3,230,546	13,038,470	9,491,596

Income from continuing operations	4,234,103	4,143,891	21,379,167	13,482,240

Income (loss) from discontinued operations, net of tax	1,822,327	802,433	(104,503,385)	4,383,334

Net income (loss)	$6,056,430	$4,946,324	$(83,124,218)	$17,865,574

Income (loss) per common share
Basic
Continuing operations	$.12	$.12	$.61	$.39
Discontinued	.05	.02	(2.99)	.12

Net income (loss)	$.17	$.14	$(2.38)	$.51

Diluted
Continuing operations	$.12	$.12	$.61	$.39
Discontinued	.05	.02	(2.98)	.12

Net income (loss)	$.17	$.14	$(2.37)	$.51

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	September 30, 2006	September 30, 2005

Cash Flows From Operating Activities
Net (loss) income	$(83,124,218)	$17,865,574
Net loss (income) of discontinuing operations	104,503,385	(4,383,334)
Items not affecting use of cash
Depreciation	20,294,920	21,304,824
Amortization of other intangible assets	1,318,936	1,458,791
Non cash stock compensation	300,621	-0-
Deferred taxes	(43,923)	194,461
Cash flow provided by (used for) working capital
Accounts receivable	(2,201,852)	(8,648,543)
Inventories	1,397,398	10,772,473
Prepaid expenses	(2,945,659)	1,490,256
Accounts payable and accrued expenses	(1,730,681)	1,649,294

Net cash provided by operating activities of continuing operations	37,768,927	41,703,796
Net cash provided by operating activities of discontinued operations	6,900,503	11,276,230

Net cash provided by operating activities	44,669,430	52,980,026

Cash Flows From Investing Activities
Additions to property, plant and equipment	(8,606,367)	(14,925,567)
Other	609,564	(1,824,411)

Net cash used for investing activities of continuing operations	(7,996,803)	(16,749,978)
Net cash used for investing activities of discontinued operations	(107,243)	(1,890,376)
	)
Net cash used for investing activities	(8,104,046)	(18,640,354)

Cash Flows From Financing Activities
Net borrowing (repayment) of credit facility	(26,536,004)	(14,348,956)
Cash dividends paid	(5,332,717)	(5,207,279)
Proceeds from issuance of common stock	2,059,364	1,129,430
Tax benefit from options exercised	290,000	-0-
Deferred financing costs	-0-	(262,499)

Net cash used for financing activities of continuing operations	(29,519,357)	(18,689,304)
Net cash used for financing activities of discontinued operations	(239,504)	(147,407)

Net cash used for financing activities	(29,758,861)	(18,836,711)

Foreign Exchange Rate Effect on Cash	641,952	(1,389,282)

Net increase in cash	7,448,475	14,113,679

Cash at January 1	19,159,220	8,018,623

Cash at September 30 ($20,091,833 included in discontinued operations)	$26,607,695	$22,132,302

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2006

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income (Loss)	Retained Income (Deficit)

December 31, 2005	$21,188,831	$267,562,138	($1,524,303)	$52,174,705

Net (loss)	-0-	-0-	-0-	(83,124,218)

Foreign currency translation adjustment	-0-	-0-	13,763,199	-0-

Common Stock issued	143,488	1,915,876	-0-	-0-

Stock based compensation	-0-	300,621	-0-	-0-

Tax benefit stock options	-0-	290,000	-0-	-0-

Dividends - $.1525 per share	-0-	-0-	-0-	(5,332,716)

September 30, 2006	$21,332,319	$270,068,635	$12,238,896	$(36,282,229)

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

        In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows for the three months and nine months ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2006.

        Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2006 presentation.

     Subsequent Event

        On October 26, 2006, the Company entered into a Second Amended and Restated Loan Agreement (the Credit Agreement) which amends the Company's existing revolving credit facility. The new Credit Agreement increases the maximum available borrowing from $225 million to $250 million and extends the termination date from February 27, 2009 to October 26, 2011.

     Discontinued Operations

        In the third quarter of 2006, the Company's Board of Directors approved the divestiture of the Company's Material Handling - Europe business segment. On October 20, 2006, the Company entered into a definitive agreement to sell these businesses and expects to complete the sale in the fourth quarter of 2006. The closing of the transaction is subject to customary European Union competition review and approval and other conditions of closing.

       In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company's condensed statements of consolidated income for all periods presented, and the net assets related to these businesses have been presented as discontinued operations in the condensed statement of consolidated financial position as of September 30, 2006.

       These discontinued operations generated sales of $39.5 million and $37.0 million and net income of $1.8 million and $802,000 for the three months ended September 30, 2006 and 2005, respectively. These discontinued operations generated sales of $122.7 million and $126.4 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, these discontinued businesses had a net loss of $104.5 million, which included a goodwill impairment charge of $109.8 million, compared with net income of $4.4 million for the nine months ended September 30, 2005.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

       Net assets related to discontinued operations at September 30, 2006 were $78.0 million and consisted of the following:

(In thousands)	September 30, 2006

Cash	$20,092
Receivables, net	43,917
Inventories	21,474
Prepaid expenses	2,708
Deferred income taxes	1,248
Property, plant and equipment, net	29,447
Intangible assets and other	4,274

Total assets	123,160

Accounts payable	$19,801
Accrued expenses	16,305
Debt	1,435
Deferred income taxes	691
Other long term liabilities	6,928

Total liabilities	45,160

Net assets	$78,000

     Goodwill

        In the quarter ended June 30, 2006, a non-cash, non-tax deductible goodwill impairment charge of $109.8 million was recognized in the Company's Material Handling - Europe business segment. During the second quarter of 2006, the Company determined that the European businesses in its Material Handling - Europe business segment were not core to the Company's long term growth strategy and, accordingly, began evaluating the strategic options of these businesses. As a result of this evaluation and taking into consideration the economic factors and evolution of business conditions in Europe, it became necessary for the Company to perform an interim goodwill impairment test in accordance with Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In performing this analysis, the fair value of the reporting unit was based on estimated proceeds from a potential sale and the implied fair value of goodwill was estimated by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value. As a result of this analysis, all of the recorded goodwill in the reporting unit was determined to be impaired and, accordingly, the Company recorded a $109.8 million impairment as of June 30, 2006, which is included in the results of discontinued operations in the accompanying condensed statements of consolidated income.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

        The change in goodwill for the nine months ended September 30, 2006 is as follows:

(Amount in thousands)
Segment	Balance at January 1, 2006	Acquisitions	Foreign Currency Translation	Impairment	Balance at September 30, 2006

Distribution	$214	$0	$0	$0	214
Material Handling - North America	30,383	0	0	0	30,383
Material Handling - Europe	101,668	0	8,155	(109,823)	-0-
Automotive and Custom	60,074	0	0	0	60,074
Lawn and Garden	71,544	0	0	0	71,544

Total	$263,883	$0	$8,155	$(109,823)	162,215

     Net Income Per Share

        Net income (loss) per share, as shown on the Condensed Statement of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Weighted average common shares outstanding
Basic	35,013,015	34,743,142	34,952,119	34,704,741
Dilutive effect of stock options	131,159	191,884	123,792	185,560

Weighted average common shares outstanding - diluted	35,144,174	34,935,026	35,075,911	34,890,301

     Stock Compensation

        In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors various types of stock based awards including stock options, restricted stock and stock appreciation rights. In general, options granted and outstanding vest over time and expire ten years from the date of grant. At September 30, 2006, there were 1,192,328 shares available for future grant under the Plan.

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

      The adoption of SFAS 123R reduced income before taxes approximately $301,000 for the nine months ended September 30, 2006 but did not materially impact income in the three months ended September 30, 2006. These expenses are included in selling and administrative expenses in the accompanying Condensed Statement of Consolidated Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at September 30, 2006 was approximately $4.0 million, which will be recognized over the next four years.

        The following table illustrates the effect on income and income per share from continuing operations as if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in prior periods presented.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
(In thousands, except per share amounts)

Income from continuing operations as reported	$4,144	$13,482
Stock option compensation as reported, net of tax	0	0
Fair value of stock option compensation net of tax	45	167

Proforma income from continuing operations	$4,099	$13,315

Income per common share from continuing operations:
Basic and diluted as reported	$.12	$.39
Basic and diluted proforma	.12	.38

        During 2006, the Company granted 382,800 options with an exercise price equal to the closing price of the Company's stock on the date of the grant. These options vest ratably over a three year period and expire ten years from the date of grant. The average fair value of the options granted was $5.95. This value was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

Risk free interest rate	4.7%
Expected dividend yield	1.2%
Expected life of award (years)	6
Expected volatility	31.6%

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

The following table summarizes the stock option activity for the period ended September 30, 2006:

	Shares	Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	684,636	$9.58
Options Granted	382,800	16.95
Options Exercised	(219,845)	8.40
Cancelled or Forfeited	(39,096)	9.49

Outstanding at September 30, 2006	808,495	13.40	8.76	$2,910,582

Exercisable at September 30, 2006	230,273	$9.95	7.88	$1,623,425

        In addition, during 2006, the Company issued 61,000 shares of restricted stock which has a four year vesting period. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the nine months ended September 30, 2006 and 2005 was approximately $1.6 million and $351,000, respectively.

     Inventory

        In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, spoilage to be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 by the Company as of January 1, 2006, did not have a material effect on the Company's financial condition, results of operations or cash flows.

     Recent Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This Interpretation provides accounting guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as additional disclosures related to these tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of FIN No. 48 on its consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Supplemental Disclosure of Cash Flow Information

        The Company made cash payments for interest of $2,771,000 and $2,357,000 for the three months ended September 30, 2006 and 2005, respectively. Cash payments for interest totaled $8,761,000 and $10,139,000 for the nine months ended September 30, 2006 and 2005, respectively. Cash payments for income taxes totaled $5,028,000 and $641,000 for the three months ended September 30, 2006 and 2005, respectively. Cash payments for income taxes were $17,707,000 and $9,444,000 for the nine months ended September 30, 2006 and 2005, respectively.

     Comprehensive Income

        An unaudited summary of comprehensive income for the three months and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Net (loss) income	$6,056	$4,946	$(83,124)	$17,866
Other comprehensive income: Foreign currency translation adjustment	(678)	(1,246)	13,763	(22,813)

Comprehensive (loss) income	$5,378	$3,700	$(69,361)	$(4,947)

    Retirement Plans

        For the Company's two domestic defined benefit pension plans included in continuing operations, the net periodic benefit cost for the three months and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$37,500	$37,548	$112,500	$153,722
Interest cost	86,250	86,990	258,750	263,512
Expected return on assets	(102,500)	(97,702)	(307,500)	(298,782)
Amortization of prior service cost	2,400	2,253	7,200	23,641
Amortization of net loss	9,250	23,669	27,750	59,875
Curtailment loss	-0-	144,128	-0-	144,128

Net periodic pension cost	$32,900	$196,886	$98,700	$346,096

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it did not expect to make a contribution to its domestic defined benefit plans and, as of September 30, 2006, no contributions have been made.

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Net Sales	2006	2005	2006	2005

Distribution	$50,744	$49,350	$147,368	$140,826
Material Handling - North America	59,807	48,597	181,874	154,456
Automotive and Custom	49,776	49,227	154,517	146,950
Lawn and Garden	31,390	34,536	119,697	124,873
Intra-segment elimination	(5,879)	(7,710)	(17,802)	(21,235)

Sales from Continuing Operations	$185,838	$174,000	$585,654	$545,870

Part I - Financial Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income (Loss) Before Income Taxes	2006	2005	2006	2005

Distribution	$5,806	$5,510	$16,119	$14,529
Material Handling - North America	7,371	4,785	24,228	10,913
Automotive and Custom	3,425	2,487	12,001	8,964
Lawn and Garden	(1,995)	2,280	6,889	10,943
Corporate	(3,688)	(3,927)	(12,646)	(10,913)
Interest expense-net	(4,022)	(3,761)	(12,173)	(11,462)

Income from continuing operations before income taxes	$6,897	$7,374	$34,418	$22,974

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Continuing Operations

     For the quarter ended September 30, 2006, net sales were $185.8 million, an increase of 7 percent from the $174.0 million reported in 2005 as the Company had strong sales in most of its business segments. Income from continuing operations for the third quarter of 2006 was $4.2 million, an increase of 2% from the $4.1 million recorded in the third quarter of 2005 and income from continuing operations per common share was $0.12, unchanged from the third quarter of 2005.

     For the nine months ended September 30, 2006, net sales were $585.7 million, an increase of 7 percent from the $545.9 million reported in the prior year. Income from continuing operations for the nine months ended September 30, 2006 was $21.4 million, an increase of 59 percent from the $13.5 million reported in the prior year. Income from continuing operations per common share was $0.61, an increase of 56 percent compared to $0.39 reported in 2005.

     During the quarter and nine months ended September 30, 2006, the Company experienced increased sales in its Distribution, Material Handling -- North America and Automotive and Custom segments. The increase reflects volume increases, particularly for the Distribution and Material Handling -- North America segments which offset some decline in the Lawn and Garden segments. In addition, the current year results reflect generally higher selling prices which began to take effect in the second half of 2005. Increased selling prices and favorable product mix also resulted in higher gross margins of 25.3 percent for the quarter and 26.6 percent for the nine months ended September 30, 2006 compared to 25.0 percent and 24.1 percent for the same periods in the prior year. The gross profit margins improved even though the Company experienced higher raw material cost in the current year, particularly for plastic resins. For the quarter, prices for high density polyethylene (HDPE) were approximately 25 percent higher in 2006 while polypropylene (PP) prices were approximately 20 percent higher in the current year. For the nine month periods, HDPE prices averaged approximately 20 percent higher in 2006 and PP prices were approximately 10 percent higher.

     Selling and administrative expenses for the quarter ended September 30, 2006 increased $3.7 million or 11% compared with the prior year quarter. For the nine months period, 2006 expenses increased $12.0 million or 12 percent compared to the prior year. The increases reflect the impact of higher sales on freight and variable selling expenses combined with costs associated with streamlining the Company's organizational structure. As a percentage of sales, selling and administrative costs increased to 19.4 percent for the quarter and 18.6 percent for the nine months ended September 30, 2006 compared to 18.6 percent and 17.8 percent in the prior year periods.

Part I - Financial Information

     Net interest expense for the quarter ended September 30, 2006 was $4.0 million, an increase of 7 percent compared to $3.8 million in the prior year. For the nine months ended September 30, 2006, net interest expense was $12.2 million, an increase of 6 percent from the prior year. For both the quarter and year to date periods, the increase in current year expense reflects higher interest rates which more than offset lower average borrowing levels.

     The Company's income from continuing operations income tax rate as a percent of pretax income for the quarter ended September 30, 2006 decreased to 38.6 percent from 43.8 percent in the prior year. For the nine month periods, the effective tax rate was 37.9 percent in 2006 compared to 41.3 percent in the prior year. The higher effective rate in the prior year periods was primarily the result of additional income tax expense recorded in the third quarter related to repatriation of $4.4 million in dividends from foreign subsidiaries pursuant to the American Jobs Creation Act of 2004.

Business Segment Results

Distribution Segment

     Sales in the Distribution Segment for the quarter ended September 30, 2006 were $50.7 million, an increase of 3 percent compared to the prior year. For the nine month period, sales in the current year were $147.4 million, an increase of 5 percent compared to $140.8 million in 2005. The increased sales reflect higher selling prices and increased volume of both equipment and consumable supplies.

     Income before taxes was $5.8 million in the third quarter of 2006, an increase of 5 percent compared to $5.5 million in the prior year. Increased sales of higher margin supplies and improved performance from the segment's export and international branch operations were the primary reason for the current year increase. For the nine months ended September 30, 2006, income before taxes increased 11 percent to $16.1 million compared to $14.5 million in the prior year, a result of the shift in sales to higher margin supplies combined with ongoing cost controls and the improved performance of the export and international business.

Material Handling -- North America

     Sales in the Material Handling -- North America segment were $59.8 million for the quarter ended September 30, 2006, an increase of $11.2 million or 23 percent compared to the $49.4 million reported in 2005. For the nine months ended September 30, 2006, sales were $181.9 million, an increase of 18 percent compared to the $154.5 million reported in the prior year. The increase in sales for both the quarter and year to date periods was a combination of strong volume increases and higher selling prices implemented through most product lines and markets.

     Income before taxes in the third quarter of 2006 was $7.4 million, an increase of 54 percent compared the $4.8 million reported in the third quarter of 2005. For the nine months ended September 30, 2006, income before taxes was $24.2 million, an increase of 122 percent compared to the $10.9 million reported in the first half of 2005. The increased profitability in both periods primarily reflects improved gross margins as a more favorable product mix and gains from strategic price increases more than offset the impact of higher plastic raw material costs. On average, raw material plastic resin prices were approximately 25 percent higher in the quarter and 20 percent higher for the nine months ended September 30, 2006 compared with the prior year periods.

Automotive and Custom

     In the Automotive and Custom Segment, sales for the third quarter of 2006 were $49.8 million, essentially flat compared to the $49.2 million reported in the prior year. A slowdown in sales to automotive and recreational vehicle markets was offset by gains in heavy truck, construction and other niche markets. For the nine month period, 2006 sales in the segment were $154.5 million, an increase of 5 percent compared to the $146.9 million reported in 2005 on the strength of generally higher selling prices.

     Income before taxes for the third quarter of 2006 was $3.4 million, an increase of 38 percent compared to the $2.5 million reported in 2005. For the nine months ended September 30, 2006 income before taxes was $12.0 million, an increase of 34 percent from $9.0 million in the prior year. The improvement in profitability was due to higher margins resulting from increased selling prices combined with cost controls and related productivity gains.

Part I - Financial Information

Lawn and Garden

     In the Lawn and Garden Segment, sales in the quarter ended September 30, 2006 were $31.4 million, a decrease of 9 percent from the $34.5 million in the prior year. For the nine month period, current year sales were $119.7 million, a decrease of 4 percent from the $124.9 reported in 2005. The reduction in sales was primarily volume driven as weather conditions in the South and Midwest regions resulted in low demand from growers for certain product lines throughout the first half of the year. In the third quarter, volume further slowed as major retailers changed the timing of their spring garden programs which delayed forecasting and buying patterns of growers and is expected to push some sales into the fourth quarter.

     The lawn and garden segment recorded a loss before taxes of $2.0 million for the quarter ended September 30, 2006 compared with income before taxes of $2.3 million in the prior year quarter. For the nine months ended September 30, 2006, income before taxes was $6.9 million, a decrease of 37 percent from the $10.9 million for the same period in 2005. The decrease in quarter and year to date profitability was due to the reduction in unit volumes experienced throughout the year combined with costs incurred to relocate production of certain product lines to lower cost, strategically located facilities which will reduce freight costs and improve customer service in future periods.

Discontinued Operations

Material Handling -- Europe

     In the third quarter of 2006, the Company's Board of Directors approved the divestiture of the Company's Material Handling -- Europe business segment. On October 20, 2006, the Company entered into a definitive agreement to sell those businesses and expects to complete the sale in the fourth quarter of 2006. The closing of this transaction is subject to customary European Union competition review and approval and other conditions of closing. In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented.

     As a result of the decision to divest these businesses and taking into consideration the economic factors and business conditions in Europe it became necessary to perform an interim goodwill impairment test in accordance with Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In performing this analysis, the fair value of the reporting unit was based on estimated proceeds from a potential sale and the implied fair value of goodwill was estimated by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value. As a result of this analysis, all of the recorded goodwill of the reporting unit was determined to be impaired and, accordingly, the Company recorded a $109.8 million impairment charge in the quarter ended June 30, 2006.

     For the quarter ended September 30, 2006, these discontinued operations generated sales of $39.5 million, an increase of 7 percent from the $37.0 million reported in the prior year. Approximately $1.7 million, or 68% of this increase, was due to the favorable impact of foreign currency translation. For the nine months ended September 30, 2006, sales were $122.7 million, a decrease of 3 percent compared to the $126.4 million reported in 2005. For the nine month period, the translation of foreign currencies did not have a significant effect on sales between years.

     For the quarter ended September 30, 2006, income before taxes from discontinued operations was $2.1 million, an increase of $1.2 million compared to income of $917,000 reported in the prior year. The segment reported a loss before income taxes of $104.0 million for the nine months ended September 30, 2006 which includes the goodwill impairment charge of $109.8 million. Excluding the goodwill impairment, income before taxes in the nine months of 2006 was $5.8 million, an increase of 29 percent compared to the $4.5 million reported in the prior year. Improvement in lower operating expenses and higher selling prices in some product lines offset the impact of lower sales volumes.

Liquidity and Capital Resources

     Cash provided from operating activities of continuing operations was $37.8 million for the nine months ended September 30, 2006 compared with $41.7 million in the prior year. The decrease of $3.9 million in cash provided by operating activities was primarily due to changes in cash flow used for working capital changes which offset the increase of $7.9 million in income from continuing operations. Depreciation and other non cash expenses were $21.6 million in

Part I - Financial Information

the current year compared with $22.8 million in 2005 but cash used for working capital was $5.5 million in the nine months ended September 30, 2006 compared to cash provided by working capital of $5.3 million in the prior year. The decrease in cash provided by working capital reflects a reduction of $9.4 million in cash provided by inventories as current year inventories have been relatively stable while the prior year included a substantial reduction of inventories built up at 2004 yearend to protect against price increases. Offsetting the decrease in working capital provided by inventories was a reduction of $6.4 million in cash used for accounts receivable as the Company was successful in reducing the average collection period. In addition, in 2006 the Company has used cash of $2.9 million for prepaid expenses, compared with cash provided of $1.5 million for the same period in 2005. Total debt at September 30, 2006 was $225.1 million, a reduction of $27.7 million from $252.8 million at December 31, 2005. At September 30, 2006, the Company had working capital of $179.5 million and a current ratio of 2.4, which represents a slight improvement compared to the prior yearend.

     In October 2006, the Company entered into an amendment and restatement of its revolving credit agreement (the Credit Agreement) with a group of banks. The amended Credit Agreement increases the maximum available borrowings from $225 million to $250 million and has a five year term which expires October 26, 2011. The Company believes it is in compliance with all of the covenants of the Credit Agreement as amended. As of September 30, 2006, the weighted average interest rate on borrowings was 6.25% and the Company had approximately $133 million available under the terms of the Credit Agreement.

     Capital expenditures for the nine months ended September 30, 2006 were $8.6 million and are expected to be in the range of $15 to $20 million for the year. Cash flows from operations and funds available under the Credit Agreement will provide the Company's primary source of financing. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

Recent Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This Interpretation provides accounting guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as additional disclosures related to these tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of FIN No. 48 on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Myers Industries Inc. is currently evaluating the impact of adoption of SFAS No. 157 on the consolidated financial statements.

        On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 will be applied prospectively for fiscal years ending after December 15, 2006. We are currently assessing the impact SFAS No. 158 will have on our consolidated financial statements.

Part I - Financial Information

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary "correcting" adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. Myers Industries, Inc. is currently evaluating the impact of adoption of SAB 108 on the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at September 30, 2006, if market rates increase one percent, the Company's interest expense would increase approximately $1.2 million.

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

Part I - Financial Information

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

Part II - Other Information

Item 6.     Exhibits

            (a)  Exhibits

Exhibit Index
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Employment Agreement between Myers Industries, Inc. and John C. Orr effective May 1, 2005. Reference is made to Exhibit 10(h) to Form 10-Q filed with the Commission on August 10, 2005.*
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

10(q)	Separation Agreement between Myers Industries, Inc. and Kevin C. O'Neil dated August 8, 2006. Reference is made to Exhibit 10(q) filed with the Commission on August 9, 2006.*
10(r)

Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*

10(s)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.*
10(t)

Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.

10(u)

Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

10(v)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006. *
10(w)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20,2006.
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
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

MYERS INDUSTRIES, INC.

Date:	November 9, 2006	By:	/s/ Donald A. Merril

Donald A. Merril
Vice President and Chief Financial
Officer (Duly Authorized Officer
and Principal Financial and
Accounting Officer)