Form 10-K
period 2006-12-31
MYERS INDUSTRIES INC
filed 2007-03-16
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2006: $420,933,150.

Indicate the number of shares outstanding of registrant’s common stock as of March 9, 2007: 35,110,203 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	Business

(a)	General Development of Business

Myers Industries, Inc. (the Company), an Ohio Corporation, was founded in Akron, Ohio, in 1933. The Company grew from the vision of two brothers, Louis and Meyer Myers, and a partnership based on a $620 loan, tire repair merchandise, and a used truck. The new venture was named “Myers Tire Supply” and serviced tire dealers and retreaders through distribution of tools and supplies needed to grow their businesses. The Company expanded into manufacturing operations in the post-war 1940’s and in 1963 was renamed Myers Industries, Inc. to reflect its diversity. In 1971, the Company went public, and the stock is traded today on the New York Stock Exchange under the ticker symbol MYE.

Still headquartered in Akron, Ohio, Myers Industries has grown from a small storefront into a premier, international manufacturing and distribution business. Today, the Company manufactures a diverse range of polymer products for industrial, agricultural, automotive, commercial, and consumer markets. Myers Industries is a leader in the manufacturing of plastic reusable material handling containers and pallets and North America’s leading producer of plastic horticultural pots, trays, and flower planters. Other principal product lines include plastic storage and organization containers, plastic and rubber OEM parts, rubber tire repair products, and custom plastic and rubber products.

The Company is also the largest wholesale distributor of tools, equipment, and supplies for the tire, wheel, and undervehicle service industry in the United States. The distribution products range from tire balancers and alignment systems to valve caps, tire repair tools, and other consumable service supplies.

As of March 9, 2007, the Company included: 23 manufacturing facilities and 43 distribution branches located throughout North, Central, and South America; approximately 12,000 manufactured products and 10,000 distributed products; and nearly 5,000 employees.

Serving customers around the world, products and related services from Myers Industries’ brands provide a wide range of performance benefits to customers in diverse niche markets. Some of these benefits include increasing productivity, lowering material handling costs, improving product quality, reducing labor costs, shortening assembly times, eliminating solid waste, and increasing profitability. The Company’s business strategy — the “Strategic Business Evolution” — is focused on sustainable, profitable growth and is guided by five key operating principles: 1) Business Growth, 2) Customer Satisfaction, 3) Cost Control, 4) Organizational Development, and 5) Positioning the Business for the Future. Applying these within our Strategic Business Evolution, the Company emphasizes:

•	Industry-leading innovation of niche, value added products;

•	Being the low-cost provider of certain commodity products where our brands excel;

•	Achieving leadership in key product areas through breadth of offering, consistent quality, and superior customer service;

•	Concentrating our efforts on niche markets where our capabilities create profit opportunities for our customers and ourselves;

•	Leveraging brand equity and capabilities to grow business with existing customers and cultivate new ones, particularly in emerging growth markets where we can deliver the greatest value and achieve the best returns;

•	Investing in new technologies and processes to reinforce customer satisfaction and market strength across our key business segments;

•	Succession plans through our management teams at all levels in the Company, ensuring the right people are in the right positions to grow;

•	Selective acquisitions as opportunities arise to enhance our leadership in key markets;

•	Potential divestiture of businesses with non-strategic products or markets, aligning our resources with the best avenues for long-term, profitable growth potential; and

•	Consolidation and rationalization initiatives to reduce costs and improve productivity within the Company’s manufacturing and distribution footprint.

The Company’s segments and brands are under continuous review for strategic fit and growth potential. The review process is dedicated to strengthening innovation, enhancing brand leadership in our markets, building strong customer relationships, and positioning the Company to grow on a sustainable basis.

(b)	Financial Information About Segments

The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to the Consolidated Financial Statements under Item 8 of this report.

(c)	Description of Business

The Company conducts its business activities in four distinct business segments, including three in manufacturing and one in distribution. The manufacturing segments consist of: North American Material Handling, Lawn and Garden, and Automotive and Custom. During the year ended December 31, 2006, the Company also included one other manufacturing segment, European Material Handling, which was announced for divestiture and moved to discontinued operations status in the third quarter of 2006. The businesses in that segment were subsequently sold in February 2007 (see “Subsequent Events” footnote).

In our manufacturing segments, we design, manufacture, and market a variety of plastic and rubber products. These range from plastic reusable material handling containers and small parts storage bins to plastic horticultural pots and hanging baskets, decorative resin planters, plastic and rubber OEM parts, tire repair materials, and custom plastic and rubber products. The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and undervehicle service on passenger, heavy truck and off-road vehicles.

The following table summarizes the key attributes of our business segments in continuing operations for the year ended December 31, 2006:

2006 Continuing	North American
Operations(1)	Material Handling	Lawn & Garden	Automotive & Custom	Distribution

Net Sales	$240.1M	$160.2M	$204.7M	$197.3M
% of 2006 Total Net Sales(2)	31% of total net sales	21% of total net sales	26% of total net sales	25% of total net sales
Key Product Areas	• Plastic Reusable Containers & Pallets • Plastic Storage & Organization Products • Plastic Carts • Metal Carts • Wooden Dollies • Custom Products	• Plastic Horticultural Pots, Trays, Flats & Hanging Baskets • Decorative Resin Planters • Custom Products	• Rubber & Plastic Original Equipment Replacement Parts • Tire Repair & Retreading Products • Highway Markings • Industrial Rubber • Custom Rubber & Plastic Products	• Tire Valves & Accessories • Tire Changing & Balancing Equipment • Lifts & Alignment Equipment • Service Equipment • Hand Tools • Tire Repair & Retread Equipment & Supplies
• Brake, Transmission & Allied Service Equipment & Supplies

Product Brands	• Akro-Milstm • Buckhorn®	• Dillen® • Listotm • Pro Cal®	• Ameri-Karttm • Buckhorn Rubbertm • Michigan Rubbertm • Patch Rubbertm • WEK®	• Myers Tire Supply® • Myers do Brasiltm
Key Capabilities & Services	• Product Design • Prototyping • Product Testing • Material Formulation • Injection Molding • Structural Foam Molding • Metal Forming • Wood Fabrication • Powder Coating • Material Regrind & Recycling	• Product Design • Prototyping • Testing • Material Formulation • Injection Molding • Thermoforming • Co-Extrusion Thermoforming • Custom Printing & Labeling • Material Regrind & Recycling
• Rubber Mixing Rubber
Compounding
• Rubber Calendering
• Rubber Extrusion
• Rubber Injection
Molding
• Rubber Compression
& Transfer Molding
• Rubber & Plastic
Blow Molding
• Co-Extrusion Blow
Molding
• Rubber-to-Metal
Bonding
• Rubber-to-Plastic
Bonding
• Plastic Rotational
Molding
• Broad Sales Coverage • Local Sales & Inventory • International Distribution • Personalized Service • National Accounts • Product Training • Repair/Service Training • New Products ‘‘Speed to Market”
Representative Markets	• Agriculture • Automotive • Commercial • Food Processing • Food Distribution • Healthcare • Industrial • Manufacturing • Retail Distribution	• Horticulture: - Growers - Nurseries - Greenhouses - Retail Garden Centers • Consumer - Retail Garden Centers - Retail Home Centers	• Agricultural Vehicle
• Automotive OEM
• Construction Vehicle
• Heavy Truck
• Industrial
• Mining
• Recreational Marine
• Recreational Vehicle
• Road Construction
• Sporting Goods
Telecommunications
			• Water Control	• Retail Tire Dealers • Truck Tire Dealers • Auto Dealers • Commercial Auto & Truck Fleets • General Repair & Services Facilities • Tire Retreaders • Governmental Agencies

(1)	During the third quarter of 2006, the Company announced its intention to divest the European Material Handling Segment, which included the Allibert-Buckhorn and raaco International businesses and six manufacturing facilities located in France, Spain, and the United Kingdom (U.K.). The segment is reported as discontinued operations for the year ended December 31, 2006, and represented net sales of $170.9 million. Sale of the businesses in the European Segment was completed on February 1, 2007. For more details, see “Subsequent Events” footnote.

Manufacturing Segment Overview

In the Company’s three manufacturing segments, we design, manufacture, and market more than 12,000 plastic and rubber products. Depending on the product brand, our manufactured products are sold nationally and internationally by direct sales forces, independent sales representatives, distributors, or a mix of those sources.

For the year ended December 31, 2006, the Company’s manufacturing facilities in continuing operations included 20 in the United States, one in Canada and one in Brazil. The subsequent acquisition of ITML Horticultural Products Inc. on January 9, 2007, added three manufacturing facilities in the United States and five in Canada (see Lawn and Garden Segment description that follows and “Subsequent Events” footnote). In February 2007, the Company consolidated operations from one facility to another in its Automotive and Custom Segment as a move to improve productivity and reduce costs. As of March 5, 2007, the Company’s manufacturing footprint included 29 facilities located in North and South America.

North American Material Handling Segment

The North American Material Handling Segment, the largest segment in net sales dollars, includes plastic reusable material handling containers and pallets for markets such as automotive, appliance, general manufacturing, distribution, agriculture, retail, and food processing. Myers Industries has a leadership position across these markets through its strong Buckhorn® and Akro-Milstm brands. This leadership was built and is maintained through constant innovation, diverse manufacturing processes, consistent quality, and superior customer service, resulting in significant productivity and cost-saving benefits for our customers.

Buckhorn’s reusable containers and pallets are used in closed-loop supply chains to replace single-use cardboard boxes, easily damaged wooden pallets, and high-cost steel containers to help customers reduce material handling costs. Cost-reduction benefits include: improving product protection, increasing handling efficiencies, reducing freight costs, and eliminating solid waste and disposal costs. Small parts bins, storage systems, and transport products from Akro-Mils provide similar benefits, along with storage and organization efficiency throughout customers’ operations.

The Buckhorn brand in the North American Material Handling Segment offers a product selection rich in both breadth and depth, as well as a direct sales force with the packaging and material handling expertise that makes Buckhorn a key solutions partner for our customers. Buckhorn’s product line spans injection-molded hand-held containers and totes; injection and structural foam-molded collapsible and fixed wall bulk transport containers; and injection, structural foam, thermoformed, and blow-molded shipping pallets — all in a wide range of sizes and styles. Buckhorn also produces a wide range of custom products and protective material handling packaging. Customers count on Buckhorn’s single-source efficiency and the productivity and profitability benefits delivered through value-added innovation, broad product selection, quality, and packaging services.

Buckhorn hand-held containers deliver significant cost-saving benefits to customers. Our attached lid, detached lid, bi-color, and specialty containers stack and/or nest for efficient space usage, thus lowering freight and storage costs. In automotive plants across North America, our container and pallet systems are reused hundreds of times to ship products as small as fasteners or as large as sidewall components from suppliers directly to assembly areas — protecting parts throughout the supply chain and reducing scrap rates. Our attached lid containers and pallets are used by leading retailers to receive their various products: the containers are used in retailers’ regional distribution centers to organize inventory, sort orders, and are then combined with pallets to transport products directly to stores. In the food processing and distribution industry, our specialty containers provide superior protection to food products while in transit and are more sanitary than cardboard boxes. For example, poultry is delivered to restaurants and grocery stores across the U.S. in a spill-proof container that we pioneered. Case-ready, packaged meats are delivered from processors to retailers in containers designed to accommodate specific cuts and package sizes, while maintaining optimal airflow for chilling. Other specialty containers protect delicate fruits and vegetables susceptible to costly damage while in transit from harvesting to processing.

With its Buckhorn brand, Myers manufactures a comprehensive selection of collapsible and fixed wall bulk transport containers for the North American material handling industry. Bulk containers perform both light- and heavy-duty tasks, whether distributing seed products, carrying large automotive components, or shipping liquids across long distances. These containers range in size from footprints of 32 inches by 30 inches to 70 inches by 48 inches; heights up to 65 inches; and weight capacities up to 3,000 pounds. Bulk containers are compatible with forklifts and pallet jacks for easy handling. Many of the containers collapse to a third of their size for space-saving stacking, storage, and return transport, thus helping to reduce freight and storage costs.

Examples of bulk container applications include our Center Flow SeedBoxestm, which are used by leading seed and feed distributors to efficiently transport and dispense up to 2,500 lbs. of their products. The unique SeedBox can be emptied in approximately 30 seconds, then broken down for return shipping and refilling, thus eliminating traditional seed bag packaging and the related environmental impact of burning bags in the fields. Automotive OEM’s, manufacturers, and their suppliers employ our DunnageReadytm Bulk Container to ship sensitive parts direct to assembly areas. The DunnageReady Container accommodates custom-made, protective inserts to separate parts and prevent scratches to Class A painted surfaces or other costly damage. Manufacturers of tomato paste employ our Citadel® bulk containers to move processed tomato products across country in railcars. The smooth-sided, impact-resistant containers replace wooden crates and steel containers that can cause product damage and contamination. The Citadel and the new Citadel-vtm, which features a valve outlet and unique valve cover door, carry up to 3,000 lbs. / 300 gallons of liquefied product, safely stack when fully loaded, and are designed for long-term indoor or outdoor storage of loads. This product line is applicable to other food processing and ingredient niches such as concentrates, oils, syrups, and similar products.

Buckhorn’s plastic pallets interwork with the hand-held containers and totes to create a completely reusable system and provide efficient space utilization in plants, warehouses, and truck trailers — helping customers to reduce storage and freight costs. Buckhorn also produces a wide range of specialty pallets for niche-type shipping applications, such as drum pallets for chemical and liquid transport.

Our Akro-Mils brand provides customers with “everything needed to store, organize, and transport for greater productivity and profitability.” This related mix of plastic, metal, and wooden material handling products serves industrial and commercial end-users through leading industrial supply catalogers and material handling distributors. Products range from AkroBins® — the industry’s leading small parts bins — to Super-Size AkroBins, metal panel and bin hanging systems, metal storage cabinet and bin systems, metal shelving systems, plastic and metal transport carts, dollies, work benches, and a wide variety of custom storage and transport products. Capabilities used throughout the Akro-Mils product line include: injection molding, metal forming, powder-coat painting/metal finishing, and wood fabrication, as well as the additional capabilities through synergies with Buckhorn.

Akro-Mils products deliver their storage and organization solutions in a wide variety of applications, such as creating assembly line workstations, organizing medical supplies, and creating retail displays. Emphasis is placed on product bundling and customizing systems to create specific storage and organization configurations for customers’ operations. For example, industrial manufacturers with specialized tool and parts storage areas — known as “tool cribs”— use a combination of Akro-Mils bins, racking, locking cabinets, work tables, and transport carts to speed assembly times, maintain accurate inventories, and reduce loss. Metal carts and dollies are paired with custom-made containers to create unique transport systems capable of handling parts and components both small and large. Our powder coating/painting capability allows for high-quality, scratch-resistant finishing of metal products in a multitude of colors and finish styles.

Cross-marketing and cross-selling are key synergies between the North American Material Handling Segment brands. Equally important are cross-manufacturing capabilities that allow each brand to offer customers a wider range of value-added design and molding benefits. In addition to standard material handling products, we utilize the extensive design and manufacturing capabilities between Buckhorn and Akro-Mils for turnkey production of custom material handling products: container inserts and protective dunnage, transport trays, modified or new container and pallet combinations, and other packaging, transport, or storage items tailored to customers applications.

Sustainable, profitable growth in this segment is fueled by a strong focus on innovation with value-added new products, concentrating sales efforts on niche markets and applications, increasing awareness of plastic reusable material handling products to drive conversions from cardboard and wood products, and managing the balance of product pricing and raw material costs.

Lawn and Garden Segment

The Company’s Lawn and Garden Segment brands include Dillen®, Pro Cal®, and Listotm — serving the needs of the North American floriculture/horticulture market. Our product selection, manufacturing capabilities, quality, and customer service lead the industry, which spans growers with 80-plus acre greenhouse facilities and small regional operations to retail garden centers and retail home centers.

Our Dillen and Pro Cal products for growers, available both direct and through a network of horticultural distributors, include the industry’s most extensive range of injection-molded and thermoformed pots, hanging baskets, flats and carry trays, plug trays, nursery containers, propagation sheets and flats, and specialty pots. Dillen is focused on the broader range of products, while Pro Cal specializes in injection molded and thermoformed nursery containers. Product innovation for Dillen and Pro Cal is centered on the changing needs of the professional grower, including increased automation in growing operations, improving efficiency, and reducing costs. For example, Dillen recently introduced lightweight co-extruded (CoEx) thermoformed pots to provide growers with greater choice in pot styles, from “light” to “heavy-duty,” that meet their specific needs. CoEx pots have a thinner wall construction compared to injection pots and combine a color exterior with a black interior layer; that interior barrier helps to protect plant roots against potential sunlight damage in both grower and retailer operations.

In addition to working with growers on product innovation, we support their needs for branding and retail merchandising programs with services such as multi-color offset printing and adhesive labeling on our round and square pots. Exclusive products like our picturePot® graphic containers add to our leadership role in the branding sector of marketplace. These custom-made pots are designed specific to the grower and/or plant variety with vivid color photos, graphics, and care instructions. Pot designs are then printed on flat, polypropylene rolls, die-cut, and then formed into a variety of sizes. Once filled with plant material by the grower and shipped to retail, picturePots serve as packaging for plants and create vibrant point-of-sale materials. To meet growers’ increased needs for branding both their names and their plant varieties, our Dillen brand expanded its printing and labeling operations with in-mold labeling. This process also allows for stunning graphics and colors to be printed on flat labels, which are then robotically inserted into the mold before the container is formed. Once molded, the label becomes part of the container. From offset printing and adhesive labeling to picturePot and in-mold labeling, we provide customers with the “good,” “better,” and “best” options for branding and merchandising their plant varieties.

In support of all of these printing and labeling programs, we also offer customers graphic design services to create logos, graphics, and marketing messages for their containers. This service allows customers one-stop shop efficiency for unique “packaging” for their plants.

Our Listo product line encompasses decorative resin planters that feature intricate molding details and finishes in ceramic, metallic, weathered stone, and textured styles. Sold into the retail channel, the upscale look and feel of these decorative planters capture the retailer’s attention and the consumer’s imagination. Products include a diverse offering of molded square and round planters, window boxes, urns, and hanging baskets for indoor and outdoor usage. Consistent new product development is key to success in the retail garden center and mass merchandiser channels. Proprietary molding and finishing processes, along with creative designs, deliver the unique look in the decorative resin planter category that sets our planters apart from the competition in leading retail stores across North America.

Consistent with its operating strategy, Myers Industries seeks to expand its industry leadership in the Lawn and Garden Segment through product innovation and selection, diverse manufacturing processes, customer satisfaction, and a wide variety of internal and external strategic growth initiatives. One major transaction for strategic growth occurred on January 9, 2007, when Myers Industries completed its purchase of ITML Horticultural Products Inc.® (ITML). The purchase solidified the Company’s position as the largest manufacturer of plastic horticultural containers and related products in North America.

ITML, based in Ontario, Canada, designs, manufactures, and sells plastic containers and related products for professional floriculture / horticulture grower markets across North America. ITML has more than 800 employees and eight facilities located in Canada and the U.S., utilizing injection molding, blow molding, and thermoforming processes, as well as extensive technology and expertise for resin reprocessing and recycling for use in its products. ITML is being integrated into Myers Industries’ Lawn and Garden Segment. This acquisition increases Myers’ grower and distributor market share in Canada and in the southern and western United States. The addition of ITML to Myers’ Lawn and Garden Segment represents a significant growth opportunity through expanded product lines and manufacturing capabilities, new sales channels and geographies, and synergistic activities among the brands. These key areas will allow the Company to align resources to meet the changing needs of the grower industry and to deliver the best long-term value for customers and other stakeholders.

Automotive and Custom Segment

Myers Industries serves diverse niche markets and customers with rubber and plastic products from the Automotive and Custom Segment. Through our Ameri-Karttm, Buckhorn Rubbertm, Michigan Rubbertm, Patch Rubbertm, and WEKtm brands, we provide an array of engineered plastic and rubber original equipment and replacement parts, tire repair materials, and custom products. We offer a unique combination of product design, molding, and finishing expertise to support our customers’ needs for efficient, single sourcing of parts and turnkey custom product development. In addition to our plastics molding capabilities, we also offer a full range of rubber molding processes that include: injection molding, compression and transfer molding, compounding, calendering, and extrusion, blow molding, rubber-to-metal bonding and rubber-to-plastic bonding. Additional capabilities include custom rubber formulation, mixing, and testing.

The Michigan Rubber and WEK brands support passenger car and truck manufacturers to create rubber, plastic, and combination components and assemblies for a wide variety of vehicle platforms. Our proven track record and expertise affords us “guest engineering” status with many of the world’s leading automakers and suppliers — both transplants and domestics. Our molding and assembly capabilities produce a diversified product mix, which includes: air induction hoses, HVAC components, noise vibration dampers, grommets, bushings, tubing assemblies, seals, and gaskets.

Manufacturers of recreational vehicles (RV) and watercraft depend on our design expertise and production capabilities to provide them an assortment of products. Through our Ameri-Kart brand, rotationally-molded plastic water, waste handling, and fuel tanks are created and assembled to fit the precise space constraints within RV and marine vehicle designs. We utilize thermoforming and rotational molding to manufacture plastic trim and interior parts for RV’s and helm consoles and seat frames for watercraft.

Additionally, rubber seals from our Buckhorn Rubber brand are used in several marine motor styles to protect transmission compartments against water damage.

Our Buckhorn Rubber brand excels in engineering, quality, and service to manufacturers of heavy trucks, trailers, construction and agriculture equipment. These customers expect custom-molded rubber air intake hoses, hood latches, boots, bellows, bushings, and other products to perform under the harshest conditions, whether under-the-hood or on the vehicle’s body. As one example of our market strength, we provide air intake hoses in more than 200 standard fittings for the majority of Class 6 and 8 trucks. Our expertise in co-extrusion blow molding with three-dimensional capabilities — utilizing both rubber and plastic — allows us to create single-piece, complex parts. These parts possess both rigid and flexible features and extreme angles to meet the needs of changing vehicle design. As heavy trucks and off-road vehicles are redesigned, engineering and production synergies between our Buckhorn Rubber and Michigan Rubber brands will keep Myers Industries in a strong position to mold new components for our customers’ precise needs.

Specialized manufacturing expertise, including rubber-to-metal and rubber-to-plastic bonding, enables us to create a range of specific performance custom rubber products used in marine vehicles and lawn maintenance equipment. We also employ our unique rubber-to-metal bonding process to manufacture parts for the water control industry. These products include main valves for fire hydrants and mechanical joint gaskets for water supply lines used in residential and commercial construction.

Our manufacturing of rubber products began more than 60 years ago with our Patch Rubber brand, initially making tire patches. Today, we manufacture the most comprehensive line of tire repair and retreading products in the United States. Service professionals depend on our product selection and quality for safe, cost-effective repairs to passenger, truck, and off-road tires. Products range from the plug that fills a puncture, the cement that seats the plug, the tire innerliner patch, and the final sealing compound. Patch brand repair products maintain a strong position in the tire service markets with exclusive sales through our Distribution Segment’s branch network.

Also within the capabilities of Patch Rubber, we apply our rubber calendering and compounding expertise to create a diverse portfolio of products outside of the tire repair market, such as reflective highway marking tapes. Our rubber-based tape and symbols provide the durability and brightness that construction professionals demand to replace paint for marking road repair, intersections, and hazardous areas. Compared with traditional highway paint, the tape stock is easier to apply, more reflective, and longer lasting. It is available in both temporary and permanent grades to meet the customers’ specific requirements.

Other custom products represent a wide range of markets and applications. These include: plastic elevated toilet seats and tub rails for the healthcare market; plastic parts designed to replace high-cost steel components in commercial cooling towers; specialty tapes used for cable splicing in the telecommunications industry; custom rubber linings for material handling conveyors; and rubber sheet stock used as the base material to produce the world’s top-selling line of golf grips.

With diverse production capabilities, Myers Industries’ Automotive and Custom Segment brands are positioned to grow in niche markets with value-based plastic and rubber products.

Our Distribution Segment

The Company’s Distribution Segment includes the Myers Tire Supply®, Myers International®, and Myers do Brasiltm brands. With these, the Company is the largest U.S. distributor and single source for tire, wheel, and undervehicle service tools, equipment, and supplies. We buy and sell nearly 10,000 different items — everything that professionals need to service passenger, truck, and off-road tires and wheels. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, tire retreaders, and general repair facilities rely on our broad product selection, rapid availability, and personal service to be more productive and profitably grow their business.

Within the continental United States, we provide widespread distribution and sales coverage from 36 branches positioned in major metropolitan areas. Each branch operates as a profit center and is staffed by a branch manager, sales, office, warehouse, and delivery personnel. Internationally, we have three branches in Canada, three in Central America, and one in Brazil. Sales personnel from our Akron, Ohio, headquarters cover niche markets in the Far East, Middle East, South Pacific, and South America.

We purchase products from trusted, industry-leading manufacturers to ensure quality is delivered to our customers. Each of the brand-name products we sell is associated with superior performance in its respective area.

An essential element of the Company’s success in the Distribution Segment is our more than 190 sales representatives, who deliver personalized service on a local level. Customers rely on Myers’ sales representatives to introduce the latest tools and technologies and to provide training in new product features and applications. Representatives also teach the proper use of diagnostic equipment and present on-site workshops demonstrating industry-approved techniques for tire repair and undervehicle service.

While the needs and composition of our distribution markets constantly change, we adapt and deliver the new products and services that are important to our customers. The new product pipeline is driven by innovations from auto and tire manufacturers, which in turn prompts Myers and its suppliers to develop new equipment, supplies, and service techniques to keep cars and trucks moving down the road with confidence.

The Company’s Distribution Segment is well positioned to continue its steady growth through leading brands, product selection and availability, and the personal service that is the hallmark of the Company’s success in this business. Myers do Brasil will serve as our base of operations to grow the Brazilian tire service market. This will be achieved by ongoing productivity improvements in our distribution network, growing within key domestic market sectors and emerging international markets, delivering a continuous flow of new products with “first-to-market”

speed, and improving efficiency and customer satisfaction through implementation of innovative supply chain management technologies. Strategic, bolt-on acquisitions are also a potential growth avenue in this segment.

     Raw Materials & Suppliers — Manufacturing and Distribution Segments

For the Manufacturing Segment, the Company purchases substantially all of its raw materials from a wide range of third-party suppliers. These materials are primarily polyethylene, polypropylene, and polystyrene plastic resins, as well as synthetic and natural rubber. Most raw materials are commodity products and available from several domestic suppliers. We believe that the loss of any one supplier or group of suppliers would not have a materially adverse effect on our business.

The Distribution Segment purchases substantially all of its components from third-party suppliers and has multiple sources for its products.

     Competition

Competition in the manufacturing segments is substantial and varied in form and size from manufacturers of similar products and of other products which can be substituted for those produced by the Company. In general, all direct competitors with the Company’s brands are private entities. Myers Industries maintains strong brand presence and market positions in the niche sectors of the markets it serves.

Competition in the Distribution Segment is generally from private, smaller local and regional businesses. Within the overall tire, wheel, and undervehicle service market, Myers is the largest distributor of tools, equipment, and supplies.

     Customer Dependence

During the past three years, no single customer accounted for more than five percent of the Company’s total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive, personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

     Employees

As of December 31, 2006 Myers Industries had a total of 3,689 full-time and part-time employees in its continuing operations. Of these, 3,073 were employed in the Company’s manufacturing segments, including: 828 in the North American Material Handling Segment, 1,563 in the Automotive and Custom Segment, and 682 in the Lawn and Garden Segment. The Distribution Segment employed 543 personnel. The Company’s corporate offices had 73 employees. In its discontinued operations, the Company had 861 employees in the European Material Handling Segment.

As of December 31, 2006 the Company had 144 employees in the U.S. who were members of unions. In certain countries in which the Company operates union membership is not known due to confidentiality laws. The Company believes it has a good relationship with its union employees.

(d)	Financial Information About Geographic Areas

The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report and incorporated herein.

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

ITEM 1A.	Risk Factors; Forward Looking Statements

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

Risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements include, but are not limited to:

General Economic, Business & Political Conditions

The Company operates in a wide range of geographies, primarily North America, Central America, and South America. Worldwide and regional economic, business, and political conditions, including changes in the economic conditions of the broader markets and in the Company’s individual niche markets, could have an adverse affect on one or more of the Company’s business segments.

Competition

Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours, and we compete primarily on the basis of product quality, product performance, value, supply chain competency, and customer relationships. The Company’s competitive success also depends on its ability to maintain strong brands / brand leadership within its markets so that customers will need the Company’s products and services to meet their growth requirements. The development and maintenance of such brands requires continuous investment in brand building, marketing initiatives, and advertising. The competition that we face in all of our markets — which varies depending on the Company’s particular business segment, product line(s), and customers — may prevent us from achieving sales, product pricing, and income goals, which could affect our financial condition and results of operations.

Global Economic Performance & Foreign Currency Exposures

We currently operate manufacturing, sales and service facilities outside of North America, particularly in Canada and Brazil. In 2006, international net sales accounted for approximately 12% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Raw Material Cost Pressures

Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices. The Company’s primary raw materials include plastic resins, colorants, and natural and synthetic rubbers. The Company attempts to reduce its exposure to increases in those costs through a variety of programs and selling price adjustments. Market conditions, however, may limit the Company’s ability to raise selling prices to offset increases in our raw material input costs.

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

Equity Ownership Concentration

Mary S. Myers, widow of the Company’s co-founder Louis S. Myers, and Stephen E. Myers, former Chief Executive Officer of the Company, beneficially owned approximately 11.0% and 8.5%, respectively, of the Company’s outstanding common shares as of February 14, 2007, and combined have sufficient voting power to influence actions requiring the approval of our shareholders.

Legal & Regulatory Actions

Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse affect on the Company’s financial results.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth certain information with respect to properties owned by us at December 31, 2006:

Distribution

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Warehousing
Akron, Ohio	31,000	2	Warehousing
Pomona, California	17,700	1	Sales and distribution
Englewood, Colorado	9,500	1	Sales and distribution
San Antonio, Texas	4,500	1	Sales and distribution
Phoenix, Arizona	8,200	1	Sales and distribution
Houston, Texas	7,900	1	Sales and distribution
Indianapolis, Indiana	7,800	2	Sales and distribution
Cincinnati, Ohio	7,500	1	Sales and distribution
York, Pennsylvania	7,400	3	Sales and distribution
Atlanta, Georgia	7,000	1	Sales and distribution
Minneapolis, Minnesota	5,500	1	Sales and distribution
Charlotte, North Carolina	5,100	1	Sales and distribution
Syracuse, New York	4,800	1	Sales and distribution
Franklin Park, Illinois	4,400	1	Sales and distribution

Manufacturing
Sandusky, Ohio	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Dawson Springs, Kentucky	209,000	36	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Hannibal, Missouri	196,000	10	Manufacturing and distribution
Sparks, Nevada	185,000	11	Manufacturing and distribution
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, N. Carolina	172,000	20	Manufacturing and distribution
Cadillac, Michigan	162,000	14	Manufacturing and distribution
Shelbyville, Kentucky	160,000	8	Manufacturing and distribution
Bristol, Indiana	166,000	12	Manufacturing and distribution
Jefferson, Ohio	115,000	11	Manufacturing and distribution
Fostoria, Ohio	75,000	3	Manufacturing and distribution
Surrey, B.C., Canada	42,000	3	Manufacturing and distribution
Mebane, North Carolina	30,000	5	Manufacturing and distribution

The following table sets forth by segment certain information with respect to facilities leased by us:

Manufacturing

	Approximate
	Floor Space	Expiration Date
Location	(Square Feet)	of Lease	Use

Middlefield, Ohio	632,000	September 30, 2025	Manufacturing and distribution
Cassopolis, Michigan	210,000	October 31, 2010	Manufacturing and distribution
Reidsville, N. Carolina	171,000	September 30, 2009	Manufacturing and distribution
South Gate, California	122,000	October 31, 2009	Manufacturing and distribution
Jaguariuna, Brazil	54,000	March 3, 2009	Manufacturing and distribution
Brampton, Ontario, Canada	43,000	December 31, 2007	Sales and distribution
Commerce, California	42,000	September 14, 2008	Manufacturing and distribution
Milford, Ohio	22,000	August 31, 2010	Administration and sales

We also lease distribution facilities in 28 locations throughout the United States and Canada which, in the aggregate, amount to approximately 167,000 square feet of warehouse and office space. All of these locations are used by the distribution of aftermarket repair products and services segment.

We believe that all of our properties and machinery and equipment are well maintained and adequate for the purposes for which they are used.

ITEM 3.	Legal Proceedings

On July 15, 2004, the Company announced that it had reported to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) certain international business practices that were believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company’s distribution segment and sales made by foreign subsidiaries to prohibited customers in certain prohibited international jurisdictions. These business practices were discontinued and an independent investigation, which has been completed, was conducted by outside counsel under the authority of the Audit Committee of the Company’s Board of Directors. The results of the investigation have been provided to the DOJ, the SEC, the Office of Foreign Asset Control, U.S. Department of the Treasury (“OFAC”) and the Bureau of Industry and Security, U.S. Department of Commerce (“BIS”).

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

The Company is still voluntarily working with OFAC to complete the investigation with them. If OFAC determined that these incidents were unlawful, they could take action against the Company and/or some of its employees. Based on informal discussions with the SEC, we believe no further action will be taken against us by the SEC.

We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of December 31, 2006, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Based in part upon the manner in which these matters were resolved with the DOJ and BIS, management believes that this liability, although possible, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Further, the Company believes that the practices in question have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

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

During the fourth quarter of the fiscal year ended December 31, 2006, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2006. Executive officers are appointed annually by the Board of Directors.

		Years as
Name	Age	Executive Officer	Title

John C. Orr	56	4	President and Chief Executive Officer
Donald A. Merril	42	1	Vice President and Chief Financial Officer and Secretary

Each executive officer has not been principally employed in the capacities shown or similar ones with the Registrant for over the past five years. Mr. Orr, President and Chief Executive Officer, was appointed to his current position on May 1, 2005. Mr. Orr had been President and Chief Operating Officer since 2003. Prior to that Mr. Orr was General Manager of Buckhorn Inc., one of the Company’s material handling subsidiaries. Before coming to Myers Industries, Mr. Orr had been employed by The Goodyear Tire and Rubber Company for 28 years. His last position at Goodyear was Vice President — North America.

Mr. Merril, Vice President, Chief Financial Officer and Corporate Secretary, was appointed to his current position on April 26, 2006. Mr. Merril joined the Company on January 25, 2006, prior to that he was with Newell Rubbermaid Inc. — Rubbermaid Home Products Division, where he served as Vice President and Chief Financial Officer since 2003. Mr. Merril joined Newell Rubbermaid in 2001 where he served as Chief Financial Officer of Newell Rubbermaid — Little Tikes prior to his position as Vice President and Chief Financial Officer.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 2006 was 1,532. High and low stock prices and dividends for the last two years were:

2006	Sales Price		Dividends
Quarter Ended	High	Low	Paid

March 31	17.70	14.00	.05
June 30	18.39	14.63	.05
September 30	17.66	15.13	.05
December 31	18.77	15.32	.05

2005	Sales Price		Dividends
Quarter Ended	High	Low	Paid

March 31	14.84	11.98	.05
June 30	14.51	9.23	.05
September 30	13.70	11.38	.05
December 31	14.84	10.60	.05

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006

	2001	2002	2003	2004	2005	2006
Myers Industries	$100.00	$99.20	$114.01	$134.02	$154.32	$167.82
S&P 500	$100.00	$77.89	$100.23	$111.13	$114.46	$132.54
S&P SmallCap 600	$100.00	$85.37	$118.49	$145.33	$156.49	$180.14

The following table sets forth a summary of the securities authorized for issuance under equity compensation plans as of December 31, 2006.

Equity Compensation Plan Table

(C)
Number of Securities
	(A)		Remaining Available for
	Number of Securities to	(B)	Future Issuance Under
	be Issued Upon	Weighted-average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants or	Outstanding Options,	Securities Reflected in
Plan Category	Rights	Warrants or Rights	Column (A))

Equity Compensation Plans Approved by Security Holders(1)	842,279	$12.54	1,087,397
Equity Compensation Plans Not Approved by Security Holders	–0–	–0–	–0–
Total	842,279	–0–	1,087,397

(1)	This information is as of December 31, 2006 and includes the 1992, 1997 and 1999 Stock Plans, and the Employee Stock Purchase Plan.

ITEM 6.	Selected Financial Data

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Five-Year Summary

	2006	2005	2004	2003	2002

Operations for the Year
Net sales	$779,984,388	$736,880,105	$635,912,379	$511,836,386	$480,572,906
Cost of sales	572,438,757	555,687,606	464,565,836	373,038,476	328,333,726
Selling	79,340,520	71,796,860	66,631,978	59,539,161	55,547,468
General and administrative	67,282,547	62,400,646	60,071,564	51,479.227	48,272,073
Gain on sale of plant	–0–	740,386	1,524,598	–0–	–0–
Interest — net	15,848,420	15,463,279	13,055,440	8,911,172	10,207,876

	734,910,244	704,608,005	602,800,220	492,968,036	442,361,143

Income from continuing operations before income taxes	45,074,144	32,272,100	33,112,159	18,868,350	38,211,763
Income taxes	16,363,613	12,907,205	12,925,464	7,885,588	16,153,907

Income from continuing operations	28,710,531	19,364,895	20,186,695	10,982,762	22,057,856

Income from continuing operations per basic and diluted share*	$.82	$.56	$.60	$.33	$.67

Financial Position — At Year End
Total assets	$661,983,220	$765,259,921	$785,602,562	$621,626,806	$602,482,330

Current assets	307,523,254	289,580,618	284,072,177	207,933,141	201,140,357
Current liabilities	134,727,219	128,575,091	136,251,927	94,175,498	117,368,956

Working capital	172,796,035	161,005,527	147,820,250	113,757,643	83,771,401
Other assets	203,159,525	279,957,521	291,041,595	229,849,237	210,546,946
Property, plant and equipment — net	151,300,441	195,721,782	210,488,790	183,844,428	190,795,027
Less:
Long-term debt	198,274,578	249,523,633	275,252,278	211,002,691	212,222,615
Other long term liabilities	12,922,285	12,667,000	–0–	–0–	–0–
Deferred income taxes	35,400,520	35,092,826	28,094,321	21,924,269	17,201,131

Shareholders’ Equity	$280,658,618	$339,401,371	$346,004,036	$294,524,348	$255,689,628

Common Shares Outstanding*	35,067,230	34,806,393	34,645,948	33,201,582	33,078,910

Book Value Per Common Share*	$8.06	$9.75	$9.99	$8.87	$7.73

Other Data
Dividends paid	$7,173,706	$6,946,838	$6,478,502	$6,026,349	$5,878,169
Dividends paid per Common Share*	.205	0.20	0.19	0.18	0.18

Average Common Shares Outstanding during the year*	34,978,269	34,724,488	33,846,511	33,138,086	32,969,027

*	Adjusted for the 10% stock dividend issued in August 2004.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Overview

The Company conducts its business activities in four distinct business segments, including three in manufacturing and one in distribution. The manufacturing segments consist of: North American Material Handling, Lawn and Garden, and Automotive and Custom.

During the year ended December 31, 2006, the Company also included one other manufacturing segment, European Material Handling, which was announced for divestiture and moved to discontinued operations during the third quarter of 2006. In the second quarter of 2006, the Company recorded a non-cash, non-tax deductible goodwill impairment charge of $109.8 million related to the European businesses. The businesses in that segment were subsequently sold in February 2007 (see “Subsequent Events” footnote).

In our manufacturing segments, the Company designs, manufactures, and markets a variety of plastic and rubber products. These products range from plastic reusable material handling containers and small parts storage bins to plastic horticultural pots and hanging baskets, decorative resin planters, plastic and rubber OEM parts, tire repair materials, and custom plastic and rubber products. The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and undervehicle service on passenger, heavy truck and off-road vehicles.

2006 represented a year of growth and the start of transformation for the Company. In addition to significant internal improvements last year, the sale of the European Material Handling segment businesses mentioned above and the acquisition of ITML Horticultural Products, which occurred in early 2007 (see “Subsequent Events” footnote), will further strengthen the Company’s competitive position in the Lawn and Garden segment with its well-known brand. The Company is currently focusing on aligning synergies with ITML to meet the changing needs of customers and market.

Within the Company’s remaining four business segments and their respective brands, management is focusing on a variety of growth catalysts. These range from ongoing new product development; implementation of new technology platforms to speed workflow and improve customer satisfaction; consolidation and synergy initiatives across segments and brands to reduce costs and improve productivity.

Results of Operations: 2006 versus 2005

Net Sales from Continuing Operations:

	Year Ended December 31,			Percent
Segment	2006	2005	Change	Change

Distribution	$197.3	$190.0	$7.4	4%
Material Handling- N.A	$240.0	$209.5	$30.6	15%
Automotive & Custom	$204.7	$195.1	$9.6	5%
Lawn & Garden	$160.2	$170.4	$(10.3)	(6)%
Intra-segment elimination	$(22.2)	$(28.1)	$5.9	(21)%

TOTAL	$780.0	$736.9	$43.1	6%

For the year ended December 30, 2006, net sales were $780.0 million, an increase of 6 percent from the $736.9 million reported in 2005 as the Company had strong sales in most of its business segments. During the year, the Company experienced increased sales in its Distribution, Material Handling — North America and Automotive and Custom segments. Net sales in the Distribution segment increased $7.4 million to $197.3 million in 2006; net sales for the Material Handling — North America segment increased 15 percent or $30.6 million to $240.1 million in the current year; Automotive and Custom sales increased from $195.1 million to $204.7 million in 2006, representing a five percent increase from 2005. The sales increases referred to above, represent a combination of increase in volumes and price increases which started to be realized in the second half of 2005.

The increases in sales referred to above, were offset by declining sales in the Lawn and Garden segment. Net sales in this segment decreased $10.3 million to $160.2 million, representing a six percent decrease from 2005. The reduction in sales was primarily volume driven as weather conditions in the South and Midwest regions resulted in low demand from growers for certain product lines throughout the first half of the year. In the second half of the year, sales volume continued to slow as major retailers changed the timing of their spring garden programs which delayed forecasting and buying patterns of growers pushed some sales into 2007.

Cost of Sales & Gross Profit from Continuing Operations:

	Year Ended December 31,
Cost of Sales and Gross Profit	2006	2005

Cost of Sales	$572.4	$555.7
Gross Profit	$207.6	$181.2
Gross profit percentage	27%	25%

Cost of sales increased $16.7 million in the year to $572.4 million while gross profit increased from $181.2 million to $207.6 million in 2006. These increases were primarily the result of the $43.1 million increase in sales from the prior year. Gross profit percentage increased 2 percent in 2006 to 27 percent, compared to 25 percent in the prior year. Increased selling prices, improved product mix and higher volumes resulted in higher gross profit percentages in 2006. This was despite the fact that the Company experienced higher raw material cost in the current year, particularly for plastic resins. For the year, average prices for raw material plastic resins were approximately 3 percent higher in 2006 compared to the prior year.

Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

	Year Ended December 31,
SG&A Expenses	2006	2005	Change

SG&A expenses	$146.6	$133.5	$13.2
SG&A percent	19%	18%	1%

Selling and administrative expenses for 2006 were $146.6 million for an increase of $13.2 million compared with the prior year. As a percentage of sales, selling and administrative costs increased to 19 percent compared to 18 percent in 2005. The increase is primarily related to the impact of additional freight and variable selling expenses associated with the increase in sales volume. Additionally, the Company incurred additional costs in 2006 associated with streamlining the organizational structure.

Interest Expense from Continuing Operations:

	Year Ended December 31,			Percent
Net Interest Expense	2006	2005	Change	Change

Interest expense	$15.9	$15.5	$0.39	2%
Outstanding borrowings	$201.5	$252.8	$(51.3)	(20)%
Average borrowing rate	6.01%	5.69%	0.32%	6%

Net interest expense for 2006 was $15.9 million, an increase of 2% compared to $15.5 million in the prior year. The increase in current year expense reflects higher interest rates which offset the impact of lower average borrowing levels.

Income before taxes from Continuing Operations:

	Year Ended December 31,			Percent
Segment	2006	2005	Change	Change

Distribution	$22.2	$20.6	$1.7	8%
Material Handling- North America	$34.9	$16.3	$18.6	114%
Automotive & Custom	$14.0	$10.0	$4.1	41%
Lawn & Garden	$8.1	$16.4	$(8.3)	(51)%
Corporate and interest	$(34.2)	$(31.0)	$(3.2)	10%

TOTAL	$45.1	$32.3	$12.8	40%

Income before taxes was $45.0 million in 2006 compared to $32.3 million in 2005 for an increase of 40 percent. The Company experienced increased income before tax in its Distribution, Material Handling — North America and Automotive and Custom segments. Income before taxes for the Distribution segment increased to $22.2 million or 8 percent from the prior year. The primary reasons for the increase in Distribution segment was improvement in product mix, cost controls and increased market penetration through tire dealers, auto dealers and other tire service niches. Material Handling- N.A. income before income taxes increased from $16.3 million to $34.9 million in the current year. The primary factors influencing this increase were strategic pricing to help offset raw material price increases; mix management, which focused on providing customers with value-based material handling product solutions to improve their business; internal productivity initiatives; and cost controls. Income before taxes for the Automotive and Custom segment increased to $14.0 million, representing an increase of 41 percent. The improvement realized in this segment was related to a strong focus on customers’ needs for value-added engineered products, mix management, continued pricing improvements, cost controls and productivity gains.

The above mentioned increases were partially offset by a decrease in Lawn and Garden segment. Income before taxes in this segment decreased 51 percent from $16.4 million in 2005 to $8.1 million in 2006. This decrease was primarily related to the fact that the slowness in recovery of unit volumes to the grower market could not be offset by favorable product pricing and robust decorative planter business to retail markets.

Income taxes from Continuing Operations:

	Year Ended December 31,
Consolidated income taxes	2006	2005

Income before taxes	$45.1	$32.3
Income taxes	$16.4	$12.9
Effective tax rate	36.3%	40.0%

Income tax expense increased from $12.9 million in 2005 to $16.4 million in the current year. However, income taxes as a percent of income before taxes for the year ended December 31, 2006, decreased to 36.3 percent compared to 40 percent in 2005. The lower effective rate in the current year was the result of reduced state tax expense and the impact of additional income tax expense in 2005, related to repatriation of $4.4 million in dividends from foreign subsidiaries pursuant to the American Jobs Creation Act of 2004.

Discontinued Operations: Material Handling- Europe

In the third quarter of 2006, the Company’s Board of Directors approved the plan of divestiture of the Company’s Material Handling — Europe business segment, which was ultimately divested in February, 2007. In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented.

During the second quarter of 2006, the Company determined that the Material Handling-Europe businesses were not core to the Company’s long term growth strategy and, accordingly, began evaluating strategic options for these businesses. Taking into consideration the economic factors and business conditions in Europe it became necessary to perform an interim goodwill impairment test in accordance with Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In performing this analysis, the fair value of the reporting unit was based on estimated proceeds from a potential sale and the implied fair value of goodwill was estimated by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value. As a result of this analysis, all of the recorded goodwill of the reporting unit was determined to be impaired and, accordingly, the Company recorded a $109.8 million impairment charge in the quarter ended June 30, 2006.

Results of Operations: 2005 versus 2004
(Amounts in millions)

Net Sales:

	Year Ended December 31,			Percent
Segment	2005	2004	Change	Change

Distribution	$190.0	$171.6	$18.3	11%
Material Handling- N.A.	$209.5	$189.4	$20.1	11%
Automotive & Custom	$195.1	$171.1	$24.0	14%
Lawn & Garden	$170.4	$118.5	$51.9	44%
Intra-segment elimination	$(28.1)	$(14.7)	$(13.3)	90%

TOTAL	$736.9	$635.9	$101.0	16%

For the year ended December 31, 2005, net sales were $736.9 million, an increase of 16 percent from the $635.9 million reported in 2004. Contributions from acquisitions increased total net sales by $39.0 million. Excluding the effect of acquisitions, net sales would have increased $62.0 million or 10 percent as the Company experienced strong demand and improved sales across all of its business segments.

Sales in the Distribution Segment for 2005 were $190.0 million, an increase of 11 percent compared to the prior year. This increase was primarily due to increased volume as sales of both equipment and consumable supplies remained strong across the segment’s markets, particularly to independent tire dealers. Sales in the Material Handling — North America Segment were $209.5 million for the year ended December 31, 2005, an increase of $20.1 million or 11 percent compared to the $189.4 million reported in 2004. The increase was primarily the result of higher selling prices realized through most product lines and markets. In the Automotive and Custom Segment, sales in 2005 were $195.1 million, an increase of $24 million or 14 percent compared to 2004. Revenues for 2005 include $10.1 million incremental sales from the acquisition of Michigan Rubber Products and WEK Industries in March 2004. Excluding the contribution from acquisitions, sales in the segment increased 8 percent as strong demand in automotive, RV and heavy truck markets resulted in higher sales volumes. In the Lawn and Garden Segment, 2005 sales were $170.4 million, an increase of $51.9 million or 44 percent compared to the prior year. 2005 sales include $28.9 million incremental revenue from the acquisition of Pro Cal which occurred in July 2004. Excluding the impact of the acquisition of Pro Cal, sales in the segment increased $23.0 million or 19 percent for the year reflecting both unit volume gains and higher selling prices. The strong sales performance was a result of new product introductions and continued strong demand from all sectors of the horticultural market, from grower to retail.

Cost of Sales & Gross Profit from Continuing Operations:

	Year Ended December 31,
Cost of Sales and Gross Profit	2005	2004

Cost of sales	$555.7	$464.6
Gross Profit	$181.2	$171.4
Gross profit percentage	25%	27%

Cost of sales increased $91.1 million in 2005 to $555.7 million while gross profit increased from $171.4 million to $181.2 million. These increases were primarily the result of the $101.0 million increase in sales from 2004. While sales increased, gross profit percentage decreased 2 percent in 2005 to 25 percent, compared to 27 percent in the prior year. During 2005, the Company experienced significantly higher costs for plastic raw materials, causing the reduction in gross profit percentage. This decline in gross profit margin affected the Company’s three manufacturing segments, as margins in the distribution segment were essentially unchanged between years. For the year ended December 31, 2005, plastic raw material costs were approximately 30 percent higher on average compared to the prior year. The Company was able to recover a significant portion of the increased raw material costs through higher selling prices, cost control initiatives and improved manufacturing efficiencies, however, these measures could not offset the total impact of higher raw material costs on gross margins.

Operating Expenses from Continuing Operations:

	Year Ended December 31,
Operating Expenses	2005	2004	Change

Operating expenses	$133.5	$125.2	$8.3
Operating percent	18%	20%	(2)%

In 2005, total SG&A expenses increased $8.3 million or 7 percent compared to 2004. 2005 operating expenses were increased approximately $3.5 million due to the full year impact of acquired companies. Excluding the impact of acquisitions, operating expenses were up $4.8 million, primarily due to increased freight and other selling expenses related to higher sales. Operating expenses, excluding the gain on sale of plants ($740,000 and $1.5 million in 2005 and 2004, respectively), expressed as a percent of sales decreased to 18 percent in the current year compared with 20 percent in 2004, reflecting the benefit of cost control programs and improved leverage from higher sales.

Interest Expense from Continuing Operations:

	Year Ended December 31,			Percent
Net Interest Expense	2005	2004	Change	Change

Net interest expense	$15.5	$13.1	$2.4	18%
Outstanding borrowings	252.8	277.4	(24.6)	(9)%
Average borrowing rate	5.69%	4.70%	0.99%	21%

Net interest expense for 2005 increased 16 percent to $15.5 million compared to $13.1 million in the prior year. The increase in current year expense reflects a higher average interest rate of 5.69% compared to 2004 average interest rate of 4.7%, which more than offset slightly lower average borrowing levels.

Income before taxes from Continuing Operations:

	Year Ended December 31,			Percent
Segment	2005	2004	Change	Change

Distribution	$20.6	$17.3	$3.3	19%
Material Handling- N.A.	$16.3	$19.7	$(3.4)	(17)%
Automotive & Custom	$10.0	$13.1	$(3.1)	(24)%
Lawn & Garden	$16.4	$12.0	$4.5	37%
Corporate and interest	$(31.0)	$(28.9)	$(2.1)	7%

TOTAL	$32.3	$33.1	$(0.8)	(3)%

Income before taxes was $32.3 million in 2005 compared to $33.1 million in 2004 representing a decrease of 2 percent. The Company experienced increased income before tax in its Distribution and Lawn & Garden segments. In the Distribution segment, income before taxes increased 19 percent to $20.6 million compared to last year’s $17.3 million, a result of the increased sales combined with ongoing cost controls which provided improved leverage of operating expenses. In the Lawn & Garden segment, income before taxes increased 37 percent to $16.4 million compared to $12.0 million in 2004. The strong performance was a result of an increase in sales prices and improvement in operating costs which were offset by the negative impact of higher costs for plastic raw materials.

Material Handling- N.A. income before income taxes decreased from $19.7 million to $16.3 million in 2005. The decline in income before taxes was due to substantially higher raw material costs which were, on average, approximately 30 percent higher in 2005. The increased raw material costs were partially offset by higher selling prices, improved productivity and operating expense controls. Income before taxes for the Automotive & Custom was $10.0 million, a decrease of 24 percent compared to the $13.1 million reported in 2004. Key factors affecting profitability in this segment include higher rubber and plastic raw material costs and the slower rate at which the Company was able to implement higher selling prices to various automotive OEMs to offset the increase in higher raw material costs.

Income taxes from Continuing Operations:

	Year Ended December 31,
Consolidated Income Taxes	2005	2004

Income before taxes	$32.3	$33.1
Income taxes	$12.9	$12.9
Effective tax rate	40.0%	39.0%

Income tax expense remained consistent between 2004 and 2005. Income taxes as a percent of income before taxes for the year ended December 31, 2005, increased to 40 percent compared to 39 percent in 2004. The higher effective rate in 2005 was primarily the result of additional income taxes of approximately $281,000, related to repatriation of $4.4 million in dividends from foreign subsidiaries pursuant to the American Jobs Creation Act of 2004. In both years, the Company’s effective tax rate was reduced as a result of foreign tax rate differences including the realization of net operating class carry forwards previously reserved.

Financial Condition

Liquidity and Capital Resources

Cash provided from operating activities of continuing operations was $67.7 million for the year ended December 31, 2006 compared with $54.0 million in the prior year. The increase of $13.7 million in cash provided by operating activities was primarily the result of a $9.3 million increase in income from continuing operations. Depreciation and other non cash expenses were $28.7 million in the current year compared with $30.5 million in 2005 but cash provided by working capital was $10.3 million in 2006 compared to $4.2 million in the prior year. The increase in cash provided by working capital resulted from initiatives which successfully reduced accounts receivable and inventories by $2.6 million and $9.2 million, respectively. Offsetting the working capital provided by accounts receivable and inventory was an increase of $1.9 million for prepaid expenses, primarily costs incurred in connection with the acquisition of ITML which was completed in 2007. Total debt at December 31, 2006 was $201.5 million, a reduction of $51.3 million from $252.8 million at December 31, 2005. At December 31, 2006, the Company had working capital of $169.4 million and a current ratio of 2.25 compared with working capital of $161.0 and a current ratio of 2.25 at December 31, 2005.

In October 2006, the Company entered into an amendment and restatement of its revolving credit agreement (the Credit Agreement) with a group of banks. The amended Credit Agreement increased the maximum available borrowings from $225 million to $250 million and has a five year term which expires October 26, 2011. The Company is in compliance with all of the covenants of the Credit Agreement at December 31, 2006 and had approximately $156 million available under this agreement.

Capital expenditures for the year ended December 31, 2006 were $12.4 million and are expected to be in the range of $15 million for each of the next 5 years. Cash flows from operations and funds available under the Credit Agreement will provide the Company’s primary sources of future financing. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments:

	Less Than	2-3	4-5
	1 Year	Years	Years	Thereafter	Total
	(Dollars in Thousands)

Principal payments on debt	$3,235	$76	$163,183	$35,017	$201,511
Interest	11,867	23,735	22,813	7,152	65,566
Lease payments	8,352	13,166	8,536	28,266	58,320
Pension and other retirement payments	746	1,678	1,806	7,647	11,877

Total	$24,200	$38,655	$196,338	$78,082	$337,274

Market Risk and Derivative Financial Instruments

The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2006, if market interest rates increase one percent, the Company’s interest expense would increase approximately $940,000.

Some of the Company’s subsidiaries operate in foreign countries and, as such, their financial results are subject to the variability that arises from exchange rate movements. The Company believes that foreign currency exchange rate fluctuations do not represent a significant market risk due to the nature of the foreign countries in which we operate, primarily Canada, as well as the size of those operations relative to the total Company.

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

Critical Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based on the accompanying consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. As indicated in the Summary of Significant Accounting Policies included in the notes to the consolidated financial statements (included in Item 8 of this report), the amount of assets, liabilities, revenue and expenses reported are affected by estimates and judgements that are necessary to comply with generally accepted accounting principles. We base our estimates on prior experience and other assumptions that we consider reasonable to our circumstances. While estimates and judgements are applied in arriving at reported amounts, we believe the following matters may involve a high degree of judgement and complexity.

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

Inventory — Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 48 percent of the Company’s inventories and the first-in, first-out (FIFO) method for all other inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

Goodwill — As a result of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” recorded goodwill is subjected to annual impairment testing, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. Goodwill impairment testing requires, in part, that we estimate the fair value of our business units which, in turn, requires that we make judgments concerning future cash flows and appropriate discount rates for those businesses. In evaluating goodwill for impairment the Company uses a combination of valuation techniques primarily using discounted cash flows to determine the fair values of its business reporting units and market based multiples as supporting evidence. The variables and assumptions used, including the projections of future revenues and expenses, working capital, terminal values, discount rates and the market multiples observed in sale transactions are determined separately for each reporting unit. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our business units. Our estimate of the fair values of these business units and the related goodwill, could change over time based on a variety of factors, including the actual operating performance of the underlying business or the impact of future events on the cost of capital and the related discount rates used.

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

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries as it is our intention to reinvest such earnings for an indefinite period of time. The Company has operations outside the United States and in jurisdictions with statutory tax rates both higher and lower than in the United States. As a result, tax and treasury planning and analysis of future operations are necessary to determine the proper amounts of tax assets, liabilities and expense to be recognized.

Recent Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation provides accounting guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as additional disclosures related to these tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of FIN No. 48 on its consolidated financial statements, however, we do not expect adoption of the new standard to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Myers Industries Inc. is currently evaluating the impact of adoption of SFAS No. 157 on the consolidated financial statements.

ITEM 8.	Financial Statements and Supplementary Data

Summarized Quarterly Results of Operations
Thousands of Dollars, Except Per Share Data

Quarter Ended 2006	March 31	June 30	Sept. 30	Dec. 31	Total

Net Sales	$205,660	$194,157	$185,838	$194,330	$779,984
Gross Profit	54,084	54,683	47,020	51,759	207,546
Income from continuing operations	10,010	7,135	4,234	7,331	28,711
Per Basic and Diluted Share	.29	.20	.12	.21	.82

Quarter Ended 2005	March 31	June 30	Sept. 30	Dec. 31	Total

Net Sales	$191,892	$179,978	$174,000	$191,010	$736,880
Gross Profit	47,301	40,772	43,552	49,567	181,192
Income from continuing operations	6,838	2,500	4,144	5,883	19,365
Per Basic and Diluted Share	.20	.07	.12	.17	.56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Myers Industries, Inc.:

We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. and subsidiaries (Company) as of December 31, 2006 and 2005, and the related statements of consolidated income, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in the Stock Compensation note to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective January 1, 2006. In addition, as discussed in the Retirement Plans note to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP
Cleveland, Ohio
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Myers Industries, Inc.

We have audited the accompanying statement of consolidated income, shareholders’ equity and comprehensive income and cash flows of Myers Industries, Inc. and Subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Myers Industries, Inc. and Subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP
Akron, Ohio
March 15, 2005,
except for the effects of discontinued operations
described in the discontinued operations footnote, as to which the date is
March 16, 2007

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Income

For The Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Net sales	$779,984,388	$736,880,105	$635,912,379
Cost of sales	572,438,757	555,687,606	464,565,836

Gross profit	207,545,631	181,192,499	171,346,543
Selling	79,340,520	71,796,860	66,631,978
General and administrative	67,282,548	62,400,646	60,071,564
Gain on sale of plants	–0–	(740,386)	(1,524,598)

	146,623,068	133,457,120	125,178,944

Operating income	60,922,563	47,735,379	46,167,599
Interest
Income	(146,343)	(340,173)	(434,854)
Expense	15,994,763	15,803,452	13,490,294

	15,848,426	15,463,279	13,055,440
Income from continuing operations before income taxes	45,074,143	32,272,100	33,112,159
Income taxes	16,363,613	12,907,205	12,925,464

Income from continuing operations	28,710,531	19,364,895	20,186,695
Income (loss) from discontinued operations, net of tax	(97,734,686)	7,190,611	5,523,065

Net income (loss)	(69,024,155)	$26,555,506	$25,709,760

Income (loss) per common share
Basic
Continuing operations	$.82	$.56	$.60
Discontinued operations	(2.79)	.20	.16

Net income (loss)	$(1.97)	$.76	$.76

Diluted
Continuing operations	$.82	$.56	$.60
Discontinued operations	(2.79)	.20	.16

Net income (loss)	$(1.97)	$.76	$.76

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Financial Position

As of December 31, 2006 and 2005

	2006	2005

Assets
Current Assets
Cash	6,637,389	$19,159,220
Accounts receivable — less allowances of $2,595,000 and $4,600,000 respectively	98,830,002	144,950,880
Inventories
Finished and in-process products	57,007,218	78,114,802
Raw materials and supplies	29,789,656	37,693,510

	86,796,874	115,808,312
Prepaid expenses	5,776,187	4,409,328
Deferred income taxes	4,240,386	5,252,878
Current assets of discontinued operations	105,242,416	–0–

Total Current Assets	307,523,254	289,580,618
Other Assets
Goodwill	162,214,948	263,883,274
Patents and other intangible assets	5,970,381	11,739,163
Other	3,433,410	4,335,084
Long term assets of discontinued operations	31,540,786	–0–

	203,159,525	279,957,521
Property, Plant and Equipment, at Cost
Land	4,710,378	8,477,973
Buildings and leasehold improvements	78,859,310	90,641,676
Machinery and equipment	332,283,970	394,800,272

	415,853,658	493,919,921
Less allowances for depreciation and amortization	264,553,217	298,198,139

	151,300,441	195,721,782

	$661,983,220	$765,259,921

The accompanying notes are an integral part of these statements.

Part I — Financial Information

Myers Industries, Inc.

Statements of Consolidated Financial Position

As of December 31, 2006 and 2005

	2006	2005

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$48,111,122	$67,838,604
Accrued expenses
Employee compensation	18,535,357	28,979,004
Taxes, other than income taxes	2,326,865	2,558,217
Income taxes	1,632,619	2,594,191
Accrued interest	420,355	1,175,193
Other	18,675,080	22,189,061
Current portion of long-term debt	3,235,058	3,240,821
Current liabilities of discontinued operations	41,790,763	–0–

Total Current Liabilities	134,727,219	128,575,091
Long-term Debt, less current portion	198,274,578	249,523,633
Other Liabilities	4,447,222	12,667,000
Deferred Income Taxes	35,400,520	35,092,826
Long term liabilities of discontinued operations	8,475,063	–0–
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	–0–	–0–
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,067,230 and 34,806,393 shares, respectively)	21,347,941	21,188,831
Additional paid-in capital	270,836,471	267,562,138
Accumulated other comprehensive income (loss)	12,497,362	(1,524,303)
Retained (deficit) income	(24,023,156)	52,174,705

	280,658,618	339,401,371

	$661,983,220	$765,259,921

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Shareholders’ Equity
and Comprehensive Income (Loss)

For The Years Ended December 31, 2006, 2005 and 2004

				Accumulated
				Other
			Additional	Comprehensive	Retained	Comprehensive
	Common Shares		Paid-In	(Loss)	Income	(Loss)
	Number	Amount	Capital	Income	(Deficit)	Income

Balance at January 1, 2004	30,183,256	$18,369,240	$217,019,810	$10,934,860	$48,200,438	$43,851,069

Additions
Net income	−0−	−0−	−0−	−0−	25,709,760	25,709,760
Sales under option plans	230,697	140,204	1,759,287	−0−	−0−
Employees stock purchase plan	40,749	24,856	425,329	−0−	−0−
Dividend reinvestment plan	9,926	6,055	118,224	−0−	−0−
Stock issued for acquisition	1,054,900	643,489	13,982,523	−0−	−0−
Foreign currency translation adjustment		−0−	−0−	14,399,896	−0−	14,399,896
Minimum pension liability	−0−	−0−	−0−	754,654	−0−	754,654
Deductions
Dividends — $.19 per share	−0−	−0−	−0−	−0−	(6,478,502)
10% stock dividend	3,126,420	1,907,116	32,952,457	−0−	(34,865,660)

Balance at December 31, 2004	34,645,948	$21,090,960	$266,257,630	$26,089,410	$32,566,036	$40,864,310

Additions
Net income	−0−	−0−	−0−	−0−	26,555,507	26,555,507
Sales under option plans	101,993	62,215	655,112	−0−	−0−
Employees stock purchase plan	41,699	25,436	453,572	−0−	−0−
Dividend reinvestment plan	12,092	7,377	143,295	−0−	−0−
Stock issued for acquisition	4,661	2,843	52,529	−0−	−0−
Deductions
Foreign currency translation adjustment	−0−	−0−	−0−	(25,704,942)	−0−	(25,704,942)
Dividends — $.20 per share	−0−	−0−	−0−	−0−	(6,946,838)
Minimum pension liability	−0−	−0−	−0−	(1,908,771)	−0−	(1,908,771)

Balance at December 31, 2005	34,806,393	$21,188,831	$267,562,138	$(1,524,303)	$52,174,705	$(1,058,206)

Additions
Net loss	−0−	−0−	−0−	−0−	(69,024,155)	(69,024,155)
Sales under option plans	220,864	134,726	1,595,853	−0−	−0−
Employees stock purchase plan	31,408	19,159	437,148	−0−	−0−
Tax benefit for stock options exercised			553,780
Dividend reinvestment plan	8,565	5,225	132,238	−0−	−0−
Stock based compensation			555,314	−0−	−0−
Deductions
Foreign currency translation adjustment	−0−	−0−	−0−	16,952,010	−0−	16,952,010
Dividends — $.205 per share	−0−	−0−	−0−	−0−	(7,173,706)
Pension liability, adoption of SFAS 158	−0−	−0−	−0−	(2,930,345)	−0−	(2,930,345)

Balance at December 31, 2006	35,067,230	$21,347,941	$270,836,471	$12,497,362	$(24,023,156)	$(55,002,490)

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash Flows From Operating Activities
Net (loss) income	$(69,024,155)	$26,555,507	$25,709,760
Net loss (income) of discontinued operations	97,734,686	(7,190,611)	(5,523,065)
Items not affecting use of cash
Depreciation	26,505,008	27,159,312	27,759,747
Amortization of other intangible assets	1,707,516	1,893,664	1,559,799
Non cash stock compensation	555,314	0	0
Deferred taxes	(101,352)	1,726,141	(71,426)
Gain on sale of plant	–0–	(740,386)	(1,524,598)
Cash flow provided by (used for) working capital Accounts receivable	2,614,403	(5,186,725)	(9,130,751)
Inventories	9,212,812	1,286,076	(20,793,232)
Prepaid expenses	(1,907,760)	96,834	816,518
Accounts payable and accrued expenses	389,418	7,969,035	16,911,567

Net cash provided by operating activities of continuing operations	67,685,890	53,568,847	35,714,319
Net cash provided by operating activities of discontinued operations	13,261,186	13,664,503	10,709,686

Net cash provided by operating activities	80,947,076	67,233,350	46,424,005

Cash Flows From Investing Activities
Acquisition of businesses, net of cash	0	0	(41,491,886)
Proceeds from sale of plant	0	2,277,760	2,522,179
Additions to property, plant and equipment	(12,381,407)	(24,559,724)	(17,724,236)
Other	701,574	508,700	(352,997)

Net cash used for investing activities of continuing operations	(11,679,833)	(21,773,264)	(57,046,940)
Net cash used for investing activities of discontinued operations	(1,656,735)	(1,714,412)	(8,596,169)

Net cash used for investing activities	(13,336,568)	(23,487,676)	(65,643,109)

Cash Flows From Financing Activities
Net borrowing (repayment) of credit facility	(49,887,562)	(24,263,827)	31,570,436
Cash dividends paid	(7,173,706)	(6,946,838)	(6,478,503)
Proceeds from issuance of common stock	2,324,349	1,347,007	2,473,954
Tax benefit from options exercised	553,780	0	0
Deferred financing costs	(380,956)	(262,500)	(951,506)

Net cash used for financing activities of continuing operations	(54,564,095)	(30,126,158)	26,614,381
Net cash used for financing activities of discontinued operations	(249,062)	(246,875)	(5,852,393)

Net cash used for financing activities	(54,813,157)	(30,373,033)	20,761,988

Foreign Exchange Rate Effect on Cash	1,767,129	(2,232,044)	808,742

Net increase in cash	14,564,480	11,140,597	2,351,626
Cash at January 1	19,159,220	8,018,623	5,666,997

Cash at December 31 ($27,086,311 included in discontinued operations in 2006)	$33,723,700	$19,159,220	$8,018,623

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$16,225,095	$15,826,862	$12,763,567

Income taxes	$20,096,118	$12,316,811	$12,810,773

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (Company). All significant intercompany accounts and transactions have been eliminated in consolidation. All subsidiaries that are not wholly owned and are not included in the consolidated results of the Company are immaterial investments which have been accounted for under the cost method. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2006 presentation. During 2006, the Company reclassified its Material Handling Europe businesses as discontinued operations and, accordingly, amounts shown in the Notes to Consolidated Financial Statements relate only to the Company’s continuing operations.

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

Financial Instruments

Financial instruments, consisting of trade and notes receivable, and certain long-term debt at variable interest rates, are considered to have a fair value which approximates carrying value at December 31, 2006. The Company’s $100 million senior notes have a fair value of approximately $97.3 million at December 31, 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. No single customer accounts for more than three percent of total sales and no country, outside of the United States, accounts for more than ten percent of total sales. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $1,164,289 $2,035,000 and $1,864,000 for the years 2006, 2005 and 2004, respectively.

Inventories

Inventories are stated at the lower of cost or market. For approximately 48 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $11,452,000, $9,710,000, and $8,459,000 higher than reported at December 31, 2006, 2005 and 2004, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the amount of impairment related to assets to be held and used is based upon undiscounted future cash flows resulting from the use and ultimate disposition of the asset. For assets held for disposal, this amount may be based upon appraisal of the asset, market value of similar assets or cash flow from the disposition of the asset. In 2006, the Company recorded expense of $299,000 in the Automotive and Custom segment to write off the net book value of certain leasehold improvements no longer used in production. In 2005 and 2004, the Company recorded expense of approximately $151,000 and $317,000 in the Material Handling — North America segment to write off unamortized intangible assets and net book value of equipment related to product lines which the Company decided to discontinue.

Revenue Recognition

The Company recognizes revenues from the sale of products including shipping and handling charges, net of actual and estimated returns, at the point of passage of title, which is at the time of shipment.

Shipping and Handling

Shipping and handling expenses are classified as selling expenses in the accompanying statements of consolidated income. The Company incurred shipping and handling costs of approximately $25.0 million, $22.4 million and $21.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying accounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those differences are expected to be received or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, the Company is required test for impairment on at least an annual basis. The Company conducts its annual impairment assessment as of October 1. In addition, the Company will test for

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

impairment whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Such events may include, but are not limited to, significant changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base or its businesses, or a material negative change in its relationships with significant customers.

In evaluating goodwill for impairment the Company uses a combination of valuation techniques primarily using discounted cash flows to determine the fair values of its business reporting units and market based multiples as supporting evidence. The variables and assumptions used, including the projections of future revenues and expenses, working capital, terminal values, discount rates and the market multiples observed in sale transactions are determined separately for each reporting unit. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. The change in goodwill for the years ended December 31, 2006 and 2005 is as follows:

		Material Handling	Material Handling	Automotive and	Lawn and
(Amount in thousands)	Distribution	North America	Europe	Custom	Garden	Total

December 31, 2004	$214	$30,383	$116,891	$60,199	$71,889	$279,576
Acquisitions	0	0	0	(125)	(345)	(470)
Foreign currency translation	0	0	(15,223)	0	0	(15,223)

December 31, 2005	214	30,383	101,668	60,074	71,544	263,883
Acquisitions	0	0	0	0	0	0
Foreign currency translation	0	0	8,155	0	0	8,155
Impairment	0	0	(109,823)	0	0	(109,823)

December 31, 2006	$214	$30,383	$0	$60,074	$71,544	$162,215

In the quarter ended June 30, 2006, a non-cash, non-tax deductible goodwill impairment charge of $109.8 million was recognized in the Company’s Material Handling — Europe business segment. During the second quarter of 2006, the Company determined that the European businesses in its Material Handling — Europe business segment were not core to the Company’s long term growth strategy and, accordingly, began evaluating the strategic options of these businesses. As a result of this evaluation and taking into consideration the economic factors and evolution of business conditions in Europe, it became necessary for the Company to perform an interim goodwill impairment test in accordance with Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In performing this analysis, the fair value of the reporting unit was based on estimated proceeds from a potential sale and the implied fair value of goodwill was estimated by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value. As a result of this analysis, all of the recorded goodwill in the reporting unit was determined to be impaired and, accordingly, the Company recorded a $109.8 million impairment which is included in the results of discontinued operations in the accompanying statements of consolidated income.

The reductions in goodwill in 2005 of $125,000 in the automotive and custom products segment and $345,000 in the lawn and garden products segment resulted from finalization of purchase accounting in connection with the 2004 acquisitions of ATP and Pro Cal, respectively. Refer to Acquisition footnote.

Intangible assets other than goodwill and intangibles associated with the Company’s retirement plans, primarily consists of customer relationship and technology assets established in connection with purchase accounting or with patents held by the Company. These intangible assets are amortized over their estimated useful lives, which for the customer relationship intangibles is 7 to 10 years and for patents is the period through their expiration date, not to exceed 17 years. The accumulated amortization related to intangible assets was $7,450,000 and $6,144,000 at December 31, 2006 and 2005. Estimated annual amortization expense for the five

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

years ending December 31, 2011 are: $1,238,000 in 2007; $1,085,000 in 2008; $1,085,000 in 2009, $1,085,000 in 2010 and $755,000 in 2011.

Net Income Per Share

Net income (loss) per share, as shown on the Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	2006	2005	2004

Weighted average common shares outstanding
Basic	34,978,269	34,724,488	33,846,511
Dilutive effect of stock options	65,889	162,476	185,352

Weighted average common shares outstanding — diluted	35,044,158	34,886,964	34,031,863

Subsequent Events

On January 9, 2007, the Company acquired all of the shares of ITML Horticultural Products Inc., an Ontario corporation and Lone Star Plastics, Inc. a Nevada corporation (collectively referred to as ITML). The purchase price was approximately $110 million, which includes the assumption of approximately $72 million of debt outstanding as of the acquisition date. ITML is a leader in the design, manufacture, and marketing of plastic containers and related products for the horticultural grower markets in North America and had sales of approximately $170 million in their fiscal year ended October 31, 2006. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their fair values when appraisals, other studies and additional information becomes available.

On March 8, 2007, the Company acquired certain assets of Schoeller Arca Systems, Inc. North America, a manufacturer of reusable bulk containers for approximately $42 million. The acquired assets include inventory, molds, equipment and intellectual property related to certain product lines.

On February 1, 2007, the Company completed the sales of its Material Handling Europe businesses. The selling price was approximately 66 million euros with adjustments for the value of cash, debt, and certain liabilities of the businesses at the closing date. The Company anticipates recording a gain on the sale in the quarter ending March 31, 2007.

Discontinued Operations

In the third quarter of 2006, the Company’s Board of Directors approved a divestiture plan of the Company’s Material Handling — Europe business segment. On October 20, 2006, the Company entered into a definitive agreement to sell these businesses and the sale was completed on February 1, 2007.

In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company’s statements of consolidated income for all periods presented, and the net assets related to these businesses have been presented as discontinued operations in the statement of consolidated financial position as of December 31, 2006.

These discontinued operations generated sales of $170.9 million, $166.8 millions and $167.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, these discontinued businesses had a net loss of $97.7 million, which included a goodwill impairment charge of $109.8 million, compared with net income of $7.2 million and $5.2 million for the years ended December 31, 2005 and 2004. Income tax expense for the discontinued operations was $2.4 million, $944,000 and $94,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

Net assets related to discontinued operations at December 31, 2006 were $86.5 million and consisted of the following:

December 31,
(In thousands)	2006

Cash and cash equivalents	$27,086
Receivables, net of allowance of $1,345	48,913
Inventories	20,435
Prepaid expenses	3,297
Deferred income taxes	5,512
Property, plant and equipment, net	31,055
Intangible assets and other	485

Total assets	136,783

Accounts payable	$23,775
Accrued expenses	17,185
Debt	1,478
Deferred income taxes	1,657
Other long term liabilities	6,172

Total liabilities	50,267

Net assets	$86,516

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

On July 7, 2004, the Company acquired the operations and assets of Productivity California, Inc. (Pro Cal), a leading manufacturer of plastic nursery containers and specialty printed containers for professional growers based in South Gate, California. The total acquisition cost was approximately $28.0 million — including approximately $3.8 million in cash, assumption of Pro Cal debt of $9.5 million, and 1,153,847 shares of the Company’s common stock. As part of the purchase agreement, for a one-year period ended July 7, 2005, the Company agreed to issue additional shares of common stock in the event that shares issued in connection with the Pro Cal acquisition were sold at a price below the $12.73 per share value at issuance or if the value of shares originally issued was below $12.73 on the anniversary date. Pursuant to this agreement, the Company issued 4,661 additional shares of common stock in the quarter ended September 30, 2005. Pro Cal is a natural expansion to the Company’s plastic horticultural product offering and its geographical location, unique manufacturing capabilities and strong growth rate contributed to a purchase price that exceeded the fair value of assets acquired resulting in goodwill. The purchase price has

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

been allocated to the assets acquired and liabilities assumed based upon their fair values as determined by appraisals and additional information, as shown below. The allocation to intangible assets were primarily customer lists and technology with estimated lives of 8 years.

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

The results of ATP’s, Pro Cal’s and Diakon’s operations are included in the Company’s consolidated results of operations from the dates of acquisition and are reported within the Company’s Automotive and Custom, and Lawn and Garden segments. The following unaudited proforma information presents a summary of consolidated results of operations for the Company including ATP, Pro Cal and Diakon as if the acquisitions occurred January 1, 2004

(In thousands, except per share amounts)	2004

Net sales	$667,881
Income from continuing operations	22,140
Income from continuing operations per share	.65

These unaudited proforma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisitions taken place on January 1, 2004 or future results.

Stock Compensation

In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors options to purchase common stock of the Company at the closing market price

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

on the date of grant. In April 2006, the shareholders approved an amendment to the Plan which provides that, in addition to stock options, grants of restricted stock, stock appreciation rights and other forms of equity compensation consistent with the Plan may be made. Annual grants may not exceed two percent of the total shares of outstanding common stock. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant. At December 31, 2006, there were 714,824 shares available for future grant under the Plan.

Options granted during the past three years:

Year	Shares	Price

2006	382,800	$15.11 to $17.21
2005	326,810	$11.15 to $12.86
2004	19,250	11.51

Options exercised during the past three years:

Year	Shares	Price

2006	238,896	$7.44 to $12.26
2005	93,110	$7.60 to $11.15
2004	271,457	$7.44 to $12.64

In addition, options totaling 47,321, 57,055 and 105,271 expired during the years ended December 31, 2006, 2005 and 2004, respectively. Options outstanding and exercisable at December 31, 2006, 2005 and 2004 were as follows:

		Range of Exercise		Weighted Average
Year	Outstanding	Prices	Exercisable	Exercise Price

2006	781,219	$8.00 to $17.21	210,882	$13.52
2005	684,636	$7.44 to $12.86	333,977	$9.58
2004	507,991	$7.44 to $12.29	276,962	$8.20

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), (“SFAS 123R”), Share-Based Payment, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to January 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

The adoption of SFAS 123R reduced income before taxes approximately $555,000 for the year ended December 31, 2006. These expenses are included in selling and administrative expenses in the accompanying Statement of Consolidated Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2006 was approximately $3.7 million, which will be recognized over the next four years.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

The following table illustrates the effect on income and income per share from continuing operations as if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in prior periods presented.

	Year Ended	Year Ended
	December 31,	December 31,
(In thousands, except per share amounts)	2005	2004

Income from continuing operations as reported	$19,365	$20,187
Stock option compensation as reported, net of tax	0	0
Fair value of stock option compensation net of tax	180	73

Proforma income from continuing operations	$19,185	$20,114

Income per common share from continuing operations:
Basic and diluted as reported	$.56	$.60
Basic and diluted proforma	.55	.59

The fair value of options granted is estimated using an option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

	2006	2005	2004
	Black	Trinomial	Trinomial
Model	Scholes	Lattice	Lattice

Risk free interest rate	4.70%	3.72%	3.50%
Expected dividend yield	1.23%	1.79%	2.20%
Expected life of award (years)	6.0	4.3	6.1
Expected volatility	31.58%	37.50%	35.70%
Fair value per option share	$5.95	$2.94	$2.70

The following table summarizes the stock option activity for the period ended December 31, 2006:

		Average	Weighted	Aggregate
		Exercise	Average	Intrinsic
	Shares	Price	Life	Value

Outstanding at December 31, 2005	684,636	$9.58
Options Granted	382,800	16.95
Options Exercised	(238,896)	8.48
Cancelled or Forfeited	(47,321)	9.74

Outstanding at December 31, 2006	781,219	13.52	8.55	$1,671,937

Exercisable at December 31, 2006	210,882	$10.01	7.88	$1,191,822

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the years ended December 31, 2006, 2005, and 2004 was approximately $1,789,000, $1,104,000 and $977,000 respectively. In addition, in September 2006, the Company issued 61,000 shares of restricted stock with a total compensation value of $1,038,000 which is being recognized over the related four year vesting period.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

Contingencies

On July 15, 2004, the Company announced that it had reported to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) certain international business practices that were believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company’s distribution segment and sales made by foreign subsidiaries to prohibited customers in certain prohibited international jurisdictions. These business practices were discontinued and an independent investigation, which has been completed, was conducted by outside counsel under the authority of the Audit Committee of the Company’s Board of Directors. The results of the investigation have been provided to the DOJ, the SEC, the Office of Foreign Asset Control, U.S. Department of the Treasury (“OFAC”) and the Bureau of Industry and Security, U.S. Department of Commerce (“BIS”).

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

The Company is still voluntarily working with OFAC to complete the investigation with them. If OFAC determined that these incidents were unlawful, they could take action against the Company and/or some of its employees. Based on informal discussions with the SEC, we believe no further action will be taken against us by the SEC.

We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of December 31, 2006, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Based in part upon the manner in which these matters were resolved with the DOJ and BIS, management believes that this liability, although possible, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Further, the Company believes that the practices in question have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

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

Long-Term Debt and Credit Agreements

Long-term debt at December 31, consisted of the following:

	2006	2005

Credit agreement	$94,148,992	$144,509,700
Senior notes	100,000,000	100,000,000
Industrial revenue bonds	4,000,000	4,000,000
Other	3,360,644	4,254,754

	201,509,636	252,764,454
Less current portion	3,235,058	3,240,821

	$198,274,578	$249,523,633

On October 26, 2006, the Company entered into an amendment and restatement of its loan agreement (the Credit Agreement) with a group of banks. Under terms of the Credit Agreement, the Company may borrow up to

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

$250 million, including up to $80 million in certain foreign currencies, swing loans not to exceed $20 million and letter of credit obligations up to $25 million. Interest is based on the bank’s Prime rate or Euro dollar rate plus an applicable margin that varies depending on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The average interest rate on borrowing under the Credit Agreement was 5.87 percent at December 31, 2006 and 5.36 percent at December 31,2005. In addition, the Company pays a quarterly facility fee. The Credit Agreement expires on October 26, 2011.

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

In addition, at December 31, 2006, the Company had $7.4 million of other long-term debt consisting of industrial revenue bonds, certain indebtedness of acquired companies, and other credit facilities for the Company’s international operations. The weighted average interest rate on these amounts outstanding was 4.91 percent at December 31, 2006 and 3.70 percent at December 31, 2005.

The Credit Facility and Notes contain customary covenants including the maintenance of minimum consolidated net worth, certain financial ratios regarding leverage and interest coverage, and limitation on annual capital expenditures.

Maturities of long-term debt under the loan agreements in place at December 31, 2006 for the five years ending December 31, 2011 were approximately: $3,235,000 in 2007; $59,000 in 2008; $17,000 in 2009; $69,017,000 in 2010; $94,166,000 in 2011 and $35,017,000 thereafter.

Retirement Plans

The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. Two plans are defined benefit plans with benefits primarily based upon a fixed amount for each completed year of service as defined.

For the Company’s domestic defined benefit plans, both of which were underfunded at December 31, 2005 and 2004, the net periodic pension cost was as follows:

	2006		2005	2004
	Overfunded	Underfunded

Service cost	$28,570	$110,055	$191,272	$240,314
Interest cost	168,416	155,897	350,501	333,201
Expected return on assets	(226,915)	(185,298)	(396,485)	(343,796)
Amortization of prior service cost	0	9,629	25,894	42,776
Amortization of net loss	1,227	35,109	83,545	67,536
Settlement/Curtailment	8,666	0	195,467	0

Net periodic pension (income) cost	$(20,036)	$125,392	$450,194	$340,031

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

The reconciliation of changes in projected benefit obligations are as follows:

	2006
	Overfunded	Underfunded	2005	2004

Benefit obligation at beginning of year	$3,133,300	$2,889,420	$6,145,452	$5,684,187
Service cost	28,570	110,055	191,272	240,314
Interest cost	168,416	155,897	350,501	333,201
Curtailments	0	0	(313,782)	0
Settlements	(301,609)	0	(230,319)	0
Actuarial loss	(65,119)	(103,177)	142,476	139,729
Expenses paid	(33,015)	(25,441)	0	0
Benefits paid	(182,984)	(77,255)	(262,880)	(251,979)

Benefit obligation at end of year	$2,747,559	$2,949,499	$6,022,720	$6,145,452

The assumptions used to determine the net periodic benefit cost and benefit obligations for both plans are as follows:

	2006	2005	2004

Discount rate for net periodic pension cost	5.50%	5.75%	6.00%
Discount rate for benefit obligations	5.75%	5.50%	5.75%
Expected long-term return of plan assets	8.00%	8.00%	8.00%

Future benefit increases were not considered, as there is no substantive commitment to increase benefits. The expected long-term rate of return assumption is based on the actual historical rate of return on assets adjusted to reflect recent market conditions and future expectation consistent with the Company’s current asset allocation and investment policy.

The following table reflects the change in the fair value of the plans’ assets:

	2006
	Overfunded	Underfunded	2005	2004

Fair value of plan assets at beginning of year	$2,957,859	$2,380,537	$5,198,214	$3,937,937
Actual return on plan assets	396,929	344,853	474,566	583,865
Settlements	(301,609)	0	(230,319)	0
Company contributions	0	0	205,000	1,003,612
Expenses paid	(33,015)	(25,441)	(46,185)	(75,221)
Benefits paid	(182,984)	(77,255)	(262,880)	(251,979)

Fair value of plan assets at end of year	$2,837,180	$2,622,694	$5,338,396	$5,198,214

The weighted average asset allocations for both of the Company’s defined benefit plans at December 31, 2006 and 2005, are as follows:

	2006	2005

Equities securities	83%	81%
Debt securities	17	17
Cash	0	2

Total	100%	100%

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

The following table provides a reconciliation of the funded status of the plans at December 31, 2006:

	2006
	Overfunded	Underfunded

Projected benefit obligation	$2,747,559	$2,949,499
Plan assets at fair value	2,837,180	2,622,694

Funded status	$89,621	$(326,805)

As required under Statement of Financial Accounting Standard No. 158, the funded status shown above is reflected in the Company’s statement of Financial Position at December 31, 2006. Under the provisions of SFAS No. 87, the Company had recorded an additional minimum pension liability of $1,147,134 at December 31, 2005, of which $610,615 was recorded as a component of other comprehensive income and $77,665 as an intangible pension asset. At December 31, 2005, the accumulated benefit obligations of the Plans, both of which were underfunded, was $6,022,720 and the fair value of plan assets was $5,338,396. The Company has no minimum required contribution for these plans in 2007 and does not anticipate making any contributions during the next fiscal year.

The table below illustrates the effect of applying SFAS No. 158 on the Consolidated Statement of Financial Position:

	Before		After
	SFAS 158	Adjustment	SFAS 158
Pension liability	$(516,990)	$279,806	$237,184
Accumulated Other Comprehensive Income	(448,954)	(137,650)	(586,604)
Intangible assets	68,036	(68,036)	-0-
Deferred income taxes	157,134	(74,120)	83,014

In addition, the adoption of SFAS 158 to pension plans for the Company’s discontinued operations resulted in a loss of $2.9 million in accumulated other comprehensive income.

Benefit payments projected for the plans are as follows:

2007	$298,434
2008	309,649
2009	332,302
2010	357,326
2011	373,129
2012 - 2016	2,137,351

A profit sharing plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. Profit sharing plan expense was $1,668,000, $1,382,000 and $1,510,000, for the years 2006, 2005 and 2004, respectively. In addition, the Company has a Supplemental Executive Retirement Plan (SERP) to provide participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. Expense related to the SERP was ($193,000), $1,022,000 and $1,175,000 for the years 2006, 2005 and 2004, respectively. The SERP is unfunded.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

Leases

The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $9,713,000, $8,574,000 and $7,782,000 for the years ended December 31, 2006, 2005 and 2004, respectively

Future minimum rental commitments for the next five years are as follows:

Year Ended
December 31,	Commitment

2007	$8,352,000
2008	7,031,000
2009	6,135,000
2010	4,751,000
2011	3,785,000
Thereafter	28,266,000

Income Taxes

The effective tax rate was 36.3% in 2006, 40.0% in 2005 and 39.0% in 2004. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Pre-Tax Income
	2006	2005	2004

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes — net of Federal tax benefit	2.1	4.9	4.7
Foreign tax rate differential	.1	(0.2)	(0.1)
Other	(0.9)	0.3	(0.6)

Effective tax rate for the year	36.3%	40.0%	39.0%

Income before income taxes was attributable to the following sources:

	(Dollar in thousands)
	2006	2005	2004

United States	$40,756	$30,845	$30,511
Foreign	4,318	1,427	2,601

Totals	$45,074	$32,272	$33,112

Income taxes consisted of the following:

	2006		2005		2004
	Current	Deferred	Current	Deferred	Current	Deferred

(Dollars in thousands)
Federal	$13,133	$266	$9,103	$935	$8,690	$928
Foreign	1,588	(49)	172	253	1,439	(551)
State and local	1,290	136	1,848	596	2,246	174

	$16,011	$353	$11,123	$1,784	$12,375	$551

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

Significant components of the Company’s deferred taxes as of December 31, 2006 and 2005 are as follows:

	2006	2005

(Dollars in thousands)
Deferred income tax liabilities
Property, plant and equipment	$21,957	$24,835
Tax deductible goodwill	11,210	8,678
State deferred taxes	2,084	2,120
Other	2,866	3,282

	38,117	38,465
Deferred income tax assets
Compensation	2,797	3,280
Inventory valuation	1,210	1,384
Allowance for uncollectible accounts	848	1,049
Non-deductible accruals	2,102	1,944
Tax and capital loss carryforwards	15,273	340

	22,230	7,997
Valuation Allowance	(15,273)	(340)

	6,957	7,657

Net deferred income tax liability	$31,160	$30,808

SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The change in the valuation allowance in 2006 was an increase of $373,000, primarily related to additional foreign and state net operating losses due to the uncertainty regarding future profitability in those jurisdictions. The Company has tax loss carryforwards of approximately $6.5 million with carryforward periods that expire starting in 2019 and $14.4 million of capital loss carryforwards expiring in 2012. The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain provisions are met. Myers Industries has an accounting policy to not record a provision for unremitted earnings of foreign subsidiaries as it is the Company’s intention to indefinitely reinvest these earnings of these subsidiaries. The American Jobs Creation Act of 2004 provided a special opportunity to review this policy and, accordingly, in 2005 the Company made a repatriation of approximately $4.4 million in dividends which resulted in additional income taxes of approximately $281,000.

At December 31, 2006, the Company had not recorded a deferred tax liability for temporary differences related to investments in its foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences was estimated to be approximately $15.6 million. The amount may become taxable upon a repatriation of assets or a sales or liquidation of the subsidiaries. It is not practical to estimate the related amount of unrecognized tax liability.

Industry Segments

The Company’s business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, these business units have been aggregated into four reportable segments. These include three manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling — North America, 2) Automotive and Custom, and 3) Lawn and Garden. The fourth segment is

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

Distribution of tire, wheel, and undervehicle service products. The aggregation of business units is based on management by the chief operating decision-maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics (e.g. average gross margin and the impact of economic conditions on long-term financial performance).

In each of its manufacturing segments, the Company designs, produces, and markets a wide range of polymer products for diverse markets, customers, and applications. These products are made through a variety of molding processes in facilities located throughout North America and South America.

The Material Handling — North America Segment includes a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, and storage and organization products. The product selection, manufacturing processes, and markets served by each segment are similar. The North American segment includes operations conducted in the United States, Canada, and Mexico. The reusable container products in both segments provide customers with cost-saving material handling solutions for applications such as shipping heavy automotive parts to assembly lines, transporting perishable food products to retailers, organizing small parts, and creating custom storage systems. Markets served encompass various niches of industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both direct to end-users and through distributors.

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

Myers Industries’ Lawn and Garden Segment serves the North American horticultural market with plastic products such as seedling trays, nursery pots, hanging baskets, and custom printed containers, as well as decorative resin planters. Markets/customers include professional growers, greenhouses, nurseries, retail garden centers, mass merchandisers, and consumers.

The Company’s Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment operates domestically through 37 branches located in major cities throughout the United States and in foreign countries through export sales. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

Total sales from foreign business units and export were approximately $92.4 million, $87.9 million and $75.2 million for the years 2006, 2005 and 2004, respectively. There are no individual foreign countries for which sales are material. Long-lived assets in foreign countries, consisting primarily of property, plant and equipment and goodwill, were approximately $17.7 million at December 31, 2006 and $15.4 million at December 31, 2005.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

	2006	2005	2004
	(Dollars in thousands)

Net Sales
Distribution	$197,329	$189,950	$171,626
Material Handling — North America	240,050	209,469	189,393
Automotive and Custom	204,659	195,125	171,089
Lawn and Garden	160,155	170,416	118,544
Intra-segment elimination	(22,209)	(28,080)	(14,740)

	$779,984	$736,880	$635,912

Income Before Income Taxes
Distribution	$22,241	$20,566	$17,289
Material Handling — North America	34,872	16,265	19,665
Automotive and Custom	14,041	9,967	13,093
Lawn and Garden	8,089	16,420	11,963
Corporate	(18,320)	(15,483)	(15,843)
Interest expense-net	(15,849)	(15,463)	(13,055)

	$45,074	$32,272	$33,112

Identifiable Assets
Distribution	$54,636	$52,404	$48,339
Material Handling — North America	149,114	149,709	152,110
Automotive and Custom	142,185	153,933	157,672
Lawn and Garden	163,434	176,826	173,909
Corporate	15,831	11,671	12,228
Intra-segment elimination	0	(985)	(468)

	$525,200	$543,558	$543,790

Capital Additions, Net
Distribution	$416	$654	$180
Material Handling — North America	4,910	13,404	6,576
Automotive and Custom	1,773	3,861	5,420
Lawn and Garden	5,116	6,929	5,352
Corporate	166	(270)	(791)

	$12,381	$24,578	$16,737

Depreciation
Distribution	$351	$336	$361
Material Handling — North America	10,378	11,419	12,820
Automotive and Custom	6,120	6,318	5,577
Lawn and Garden	9,215	8,553	8,358
Corporate	441	534	644

	$26,505	$27,160	$27,760

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

As disclosed in the Company’s Form 10-K/A filed on May 2, 2005, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 due to material weaknesses identified in the business segment reporting process, the financial statement close process and the income tax process. E&Y issued an adverse opinion on the effectiveness of internal controls over financial reporting because of these material weaknesses as of December 31, 2004.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-a5(e) of the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer and Secretary, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer and Secretary, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer and Secretary concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer and Corporate Secretary, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

John C. Orr	Donald A. Merril
President and Chief Executive Officer	Vice President, Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders
Myers Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Assessment of and Report On Internal Control Over Financial Reporting, that Myers Industries, Inc. and subsidiaries (Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of consolidated financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related statements of consolidated income, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended, and our report dated March 16, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio
March 16, 2007

ITEM 9B.	Other Information.

None

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance

For information about the directors of the Registrant, see the sections titled “Nominees,” “Director Independence,” “Committee Charters and Policies,” “Shareholder Nominations of Director Candidates” and “Corporate Governance Policies” of Registrant’s Proxy Statement dated March 20, 2007 (“Proxy Statement”), which is incorporated herein by reference.

Each member of the Audit Committee is financially literate and independent as defined under the Company’s Independence Criteria Policy and the independence standards set by the New York Stock Exchange. The Board has identified Vincent C. Byrd as “Audit Committee financial expert”.

Information about the Executive Officers appears in Part I of this Report.

Disclosures by the Registrant with respect to compliance with Section 16(a) appears under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

For information about our Code of Ethics, see the section titled “Corporate Governance Policies” of our Proxy Statement, incorporated herein by reference.

ITEM 11.	Executive Compensation

See the sections titled “Executive Compensation and Related Information” of the Proxy Statement, which is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

See the sections titled Security Ownership of Certain Beneficial Owners and Management, Employment Agreements Including Change of Control, Compensation Committee Interlocks and Insider Participation and the Compensation Committee Report of the Proxy Statement, which is incorporated herein by reference.

See Item 5 of this Form 10-K for the Equity Compensation Plan Information Table, which is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

See the sections titled “Policies and Procedures with Respect to Related Party Transactions” and “Director Independence” of the Proxy Statement, which are incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2006 and 2005 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the section titled “Matters Relating to the Independent Registered Public Accounting Firm” of the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.	(A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Statements of Consolidated Financial Position As of December 31, 2006 and 2005

Statements of Consolidated Income For The Years Ended December 31, 2006, 2005 and 2004

Statements of Consolidated Shareholders’ Equity and Comprehensive Income For The Years Ended December 31, 2006, 2005 and 2004

Statements of Consolidated Cash Flows For The Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements For The Years Ended December 31, 2006, 2005 and 2004

15.	(A)(2) Financial Statement Schedules

All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15.	(B) Exhibits

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit(3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*
10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*
10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on May 6, 2003.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Employment Agreement between Myers Industries, Inc. and John C. Orr effective May 1, 2005. Reference is made to Exhibit 10(h) to Form 10-Q filed with the Commission on August 10, 2005.*
10(i)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(j)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective May 1, 2005.* Reference is made to Exhibit 10(j) to Form 10-K filed with the Commission on March 16, 2006.
10(k)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006.* Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.

EXHIBIT INDEX

10(l)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006.* Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.
10(m)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006.* Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.
10(n)	Resignation and Retirement Agreement between Myers Industries, Inc. and Gregory J. Stodnick dated January 24, 2006.* Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 16, 2006.
10(o)	Employment Agreement between Myers Industries, Inc. and Kevin C. O’Neil dated August 21, 2005. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on November 4, 2005.*
10(p)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Kevin C. O’Neil) effective August 21, 2005.* Reference is made to Exhibit 10(p) to Form 10-K filed with the Commission on March 16, 2006.
10(q)	Separation Agreement between Myers Industries, Inc. and Kevin C. O’Neil dated August 8, 2006. Reference is made to Exhibit 10(q) to Form 10-Q filed with the Commission on August 8, 2006.
10(r)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*
10(s)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.*
10(t)	Third Amendment to Amended and Restate Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, N.A. Agent dated as of July 27, 2006. Reference is made to Exhibit 10 to Form 8-K filed with the Commission on July 27, 2006.
10(u)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.
10(v)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement.* Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006.
10(w)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(w) to Form 10-Q filed with the Commission on August 9, 2006.
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23(a)	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
23(b)	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer and Secretary) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32	Certifications of John C. Orr Myers, President and Chief Executive Officer of Myers Industries, Inc. and Donald A. Merril, Vice President — Finance (Chief Financial Officer and Secretary), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

15.	(D) Financial Statements

See subparagraph 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Myers Industries, Inc.

/s/ Donald A. Merril
Donald A. Merril
Vice President and
Chief Financial Officer and
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald A. Merril Donald A. Merril	Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Keith A. Brown Keith A. Brown	Director	March 16, 2007

/s/ Vincent Byrd Vincent Byrd	Director	March 16, 2007

/s/ Karl S. Hay Karl S. Hay	Director	March 16, 2007

/s/ Richard P. Johnston Richard P. Johnston	Director	March 16, 2007

/s/ Edward W. Kissel Edward W. Kissel	Director	March 16, 2007

/s/ Stephen E. Myers Stephen E. Myers	Director	March 16, 2007

/s/ John C. Orr John C. Orr	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ Richard L. Osborne Richard L. Osborne	Director	March 16, 2007

/s/ Jon H. Outcalt Jon H. Outcalt	Director	March 16, 2007