Form 10-Q
period 2007-03-31
MYERS INDUSTRIES INC
filed 2007-05-10
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-8524
Myers Industries, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0778636
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

1293 South Main Street
Akron, Ohio	44301
(Address of principal executive offices)	(Zip code)
(330) 253-5592
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2007
Common Stock, without par value	35,144,573 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of March 31, 2007 and December 31, 2006

Assets	March 31, 2007	December 31, 2006
Current Assets
Cash	$12,789,629	$6,637,389
Accounts receivable-less allowances of $3,595,000 and $2,595,000, respectively	173,729,707	98,830,002

Inventories
Finished and in-process products	84,541,663	57,007,218
Raw materials and supplies	38,861,945	29,789,656

	123,403,608	86,796,874

Prepaid expenses	4,750,730	5,776,187
Deferred income taxes	5,137,649	4,240,386
Current assets of discontinued operations	-0-	105,242,416

Total Current Assets	319,811,323	307,523,254

Other Assets
Goodwill	177,329,387	162,214,948
Patents and other intangible assets	20,195,968	5,970,381
Other	4,210,163	3,433,410
Long term assets of discontinued operations	-0-	31,540,786

	201,735,518	203,159,525
Property, Plant and Equipment, at Cost
Land	5,961,530	4,710,378
Buildings and leasehold improvements	82,782,419	78,859,310
Machinery and equipment	451,952,668	332,283,970

	540,696,617	415,853,658
Less allowances for depreciation and amortization	329,919,902	264,553,217

	210,776,715	151,300,441

	$732,323,556	$661,983,220

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of March 31, 2007 and December 31, 2006

Liabilities and Shareholders’ Equity	March 31, 2007	December 31, 2006
Current Liabilities
Accounts payable	$70,173,528	$48,111,122
Accrued expenses
Employee compensation	15,168,445	18,535,357
Taxes, other than income taxes	2,741,307	2,326,865
Accrued interest	2,511,124	420,355
Other	26,076,885	20,307,699
Current portion of long-term debt	3,063,859	3,235,058
Current liabilities of discontinued operations	-0-	41,790,763

Total Current Liabilities	119,735,148	134,727,219

Long-term Debt, less current portion	263,658,681	198,274,578
Other Liabilities	4,447,222	4,447,222
Deferred Income Taxes	43,370,069	35,400,520
Long term liabilities of discontinued operations	-0-	8,475,063

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,117,646 and 35,067,230 shares, respectively)	21,378,696	21,347,941
Additional paid-in capital	271,704,154	270,836,471
Accumulated other comprehensive income	1,672,973	12,497,362
Retained income (deficit)	6,356,613	(24,023,156)

	301,112,436	280,658,618

	$732,323,556	$661,983,220

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Income (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2007	2006

Net sales	$246,470,531	$205,659,939

Cost of sales	172,704,796	151,575,822

Gross profit	73,765,735	54,084,117

Selling and administrative expenses	46,808,872	34,392,708

Operating income	26,956,863	19,691,409

Interest expense, net	3,565,488	3,928,310

Income from continuing operations before income taxes	23,391,375	15,763,099

Income taxes	8,654,000	5,753,312

Income from continuing operations	14,737,375	10,009,787

Income from discontinued operations, net of tax	17,787,646	787,457

Net income	$32,525,021	$10,797,243

Income per common share
Basic
Continuing operations	$.42	$.29
Discontinued	.51	.02

Net income	$.93	$.31

Diluted
Continuing operations	$.42	$.29
Discontinued	.51	.02

Net income	$.93	$.31

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	March 31, 2007	March 31, 2006
Cash Flows From Operating Activities
Net income	$32,525,021	$10,797,243
Net (loss) from discontinued operations	(1,886)	(787,457)
Items not affecting use of cash
Depreciation	8,148,384	6,771,961
Amortization of other intangible assets	566,500	439,647
Non cash stock compensation	328,920	108,055
Deferred taxes	(1,423,784)	-0-
Gain on disposal of discontinued operations, net of tax	(17,785,760)	-0-
Cash flow (used for) provided by working capital
Accounts receivable	(28,450,537)	(17,508,943)
Inventories	9,878,711	2,001,024
Prepaid expenses	1,786,550	(887,234)
Accounts payable and accrued expenses	3,581,586	4,407,816

Net cash provided by operating activities of continuing operations	9,153,705	5,342,112
Net cash (used for) provided by operating activities of discontinued operations	(1,016,770)	4,835,431

Net cash (used for) provided by operating activities	8,136,935	10,177,543

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	(92,635,121)	-0-
Additions to property, plant and equipment	(1,561,756)	(4,112,200)
Other	(303,967)	326,921

Net cash used for investing activities of continuing operations	(94,500,844)	(3,785,279)
Net cash provided by investing activities of discontinued operations	67,909,094	(418,513)

Net cash used for investing activities	(26,591,750)	(4,203,792)

Cash Flows From Financing Activities
Repayment of long term debt	(60,559,865)	-0-
Net borrowing (repayment) of credit facility	60,043,688	(1,602,660)
Cash dividends paid	(1,843,252)	(1,744,992)
Proceeds from issuance of common stock	507,193	1,220,355
Tax benefit from options exercised	62,325	-0-
Deferred financing costs	(12,212)	-0-

Net cash provided (used for) financing activities of continuing operations	(1,802,123)	(2,127,297)
Net cash provided (used for) financing activities of discontinued operations	(224,443)	(586,072)

Net cash provided (used for) financing activities	(2,026,556)	(2,713,369)

Foreign Exchange Rate Effect on Cash	(452,690)	202,596

Net (decrease) increase in cash	(20,934,071)	3,462,978

Cash at January 1 ($27,086,311 included in discontinued operations at January 1, 2007)	33,723,700	19,159,220

Cash at March 31 ($20,091,833 included in discontinued operations at March 31, 2006)	$12,789,629	$22,622,198

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2007

			Accumulative
		Additional	Other	Retained
	Common	Paid-In	Comprehensive	Income
	Stock	Capital	Income (Loss)	(Deficit)

December 31, 2006	$21,347,941	$270,836,471	$12,497,362	($24,023,156)
Net income	-0-	-0-	-0-	32,525,021
Realized gain on sale of discontinued operations	-0-	-0-	(10,732,635)	-0-
Foreign currency translation adjustment	-0-	-0-	(91,754)	-0-
Common Stock issued	30,755	476,438	-0-	-0-
Stock based compensation	-0-	328,920	-0-	-0-
Tax benefit stock options	-0-	62,325	-0-	-0-
Dividends — $.0525 per share	-0-	-0-	-0-	(1,843,252)
Adoption of FIN 48	-0-	-0-	-0-	(302,000)

March 31, 2007	$21,378,696	$271,704,154	$1,672,973	$6,356,613

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
     Statement of Accounting Policy
          The accompanying financial statements include the accounts of Myers Industries, Inc. and subsidiaries (collectively, the “Company”), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.
          In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2007.
          Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2007 presentation.
     Acquisitions
On January 9, 2007, the Company acquired all the shares of ITML Horticultural Products, Inc., an Ontario corporation (“ITML”). ITML designs, manufactures and sells plastic containers and related products for professional floriculture / horticulture grower markets across North America, utilizing injection molding, blow molding, and thermoforming processes. Additionally, ITML utilizes extensive technology and expertise for resin reprocessing and recycling for use in its products. The acquired business had fiscal 2006 annual sales of approximately $169.5 million. The total purchase price was approximately $115 million, which includes the assumption of approximately $64 million debt outstanding as of the acquisition date. In addition, the acquisition allows for additional purchase consideration to be paid contingent upon the results of the Company’s Lawn and Garden results in 2008, specifically the achievement of earnings before interest taxes, depreciation and amortization compared to targeted amounts.
On March 8, 2007, the Company acquired select equipment, molds and inventory related to the Xytec and Combo product lines of Schoeller Arca Systems Inc., a subsidiary of Schoeller Arca Systems N.V., in the United States, Canada and Mexico (“SAS”). These product lines include collapsible bulk containers used for diverse shipping and handling applications in markets from manufacturing to food to liquid transport. The acquired business had 2006 annual sales of approximately $50 million. The total purchase price was approximately $41.6 million, some of which has been allocated to intangible assets including patents, customer relations and technology with lives ranging from six to ten years.
The results for both ITML and SAS product lines are included in the consolidated results of operations from the date of acquisition. ITML is included in the Company‘s Lawn and Garden segment and the SAS product lines are included in the Material Handling — North America segment. The final purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when appraisals, other studies and additional information become available. The preliminary allocation of the purchase price and the estimated goodwill and other intangibles are as follows:

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

(Amount in thousands)
	ITML	Schoeller Arca

Assets acquired:
Accounts receivable	$45,252	$-0-
Inventory	37,107	8,825
Property, plant & equipment	46,975	18,100
Other / Intangibles	4,409	14,700

	133,743	41,625

Liabilities assumed:
Accounts payable and accruals	(21,790)	-0-
Debt	(64,570)	-0-
Deferred Income Taxes	(11,488)	-0-

	(97,848)	-0-

Goodwill	15,114	-0-

Total consideration	$51,009	$41,625
The results of ITML operations are included in the Company’s consolidated results of operations from the date of acquisition and are reported in the Company’s lawn and garden segment. The following unaudited pro forma information presents a summary of consolidated results of operations for the Company including ITML as if the acquisition had occurred January 1, 2006.

(Amount in thousands, except per share)	Three months ended	Three months ended
	March 31, 2007	March 31, 2006

Net Sales	$251,026	$257,466
Income from Continuing Operations	14,742	9,758
Income from Continuing Operations per basic and diluted share	$.42	$.28
These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisition taken place on January 1, 2006, or future results.
     Discontinued Operations
          In the third quarter of 2006, the Company’s Board of Directors approved the plan for divestiture of the Company’s Material Handling — Europe business segment. On October 20, 2006, the Company entered into a definitive agreement to sell these businesses and the sale was completed on February 1, 2007 with net proceeds of approximately $68.1 million received.
          In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company’s condensed statements of consolidated income for all periods presented, and the net assets related to these businesses have been presented as discontinued operations in the condensed statement of consolidated financial position as of December 31, 2006.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
          These discontinued operations generated sales of $15.0 million and $39.2 million and net income of $17.8 million and $787,000 for the three months ended March 31, 2007 and 2006, respectively. Included in net income for the three months ended March 31, 2007 was a gain of $17.8 million from the sale of these businesses.
     Subsequent Event
          On April 24, 2007, Myers Industries, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MYEH Corporation, a Delaware corporation (the “Parent”) and MYEH Acquisition Corporation, an Ohio corporation (“MergerCo”). Under the terms of the Merger Agreement, MergerCo will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by private equity funds sponsored by Goldman, Sachs & Co.
          Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (other than shares owned by the Company or any of its subsidiaries, or by any shareholders who properly exercise appraisal rights under Ohio law) will be cancelled and converted into the right to receive $22.50 in cash, without interest. The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to competing proposals through June 8, 2007, in accordance with specific procedures set forth in the Merger Agreement.
          The Merger Agreement contains termination rights for both the Company and Parent. In particular, the Company may terminate the Merger Agreement if the Board determines in good faith that it has received a superior proposal and otherwise complies with certain terms of the Merger Agreement. Upon termination of the Merger Agreement under specified circumstances, the Company could be required to either reimburse Parent for up to $10 million of actual documented expenses incurred in connection with the transaction or pay Parent a termination fee of $25 million (net of any Parent expenses previously paid by the Company). In certain other circumstances, Parent could be required to pay the Company a “reverse” termination fee of $25 million, which would increase to $35 million in limited circumstances. The reverse termination fee payable by Parent to the Company is guaranteed by certain private equity funds sponsored by Goldman, Sachs & Co.
          Consummation of the Merger is subject to various conditions including the approval of the Merger by the Company’s shareholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and other customary closing conditions.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
     Goodwill
          The change in goodwill for the three months ended March 31, 2007 is as follows:

(Amount in thousands)
			Foreign
	Balance at		Currency		Balance at
Segment	January 1, 2007	Acquisitions	Translation	Impairment	March 31, 2007

Distribution	$214	$-0-	$-0-	$-0-	$214
Material Handling — North America	30,383	-0-	-0-	-0-	30,383
Automotive and Custom	60,074	-0-	-0-	-0-	60,074
Lawn and Garden	71,544	15,114	-0-	-0-	86,658

Total	$162,215	$15,114	$-0-	$-0-	$177,329

     Net Income Per Share
          Net income per share, as shown on the Condensed Statement of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended
	March 31
(In thousands)	2007	2006
Weighted average common shares outstanding
Basic	35,092	34,875
Dilutive effect of stock options	13	117

Weighted average common shares outstanding — diluted	35,105	34,992

     Stock Compensation
          In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors options to purchase common stock of the Company at the closing market price on the date of grant. In April 2006, the shareholders approved an amendment to the Plan which provides that, in addition to stock options, grants of restricted stock, stock appreciation rights and other forms of equity compensation consistent with the Plan may be made. Annual grants may not exceed two percent of the total shares of outstanding common stock. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant. At March 31, 2007, there were 703,661 shares available for future grant under the plan.
          Stock compensation expense under SFAS 123R reduced income before taxes approximately $329,000 and $108,000 for the three months ended March 31, 2007 and 2006, respectively. These expenses are included in selling and administrative expenses in the accompanying Condensed Statement of Consolidated Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at March 31, 2007 was approximately $3.4 million, which will be recognized over the next four years.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
The following table summarizes the stock option activity for the period ended March 31, 2007:

		Average	Weighted	Aggregate
		Exercise	Average	Intrinsic
	Shares	Price	Life	Value

Outstanding at December 31, 2006	781,219	$13.52
Options Granted	23,000	18.62
Options Exercised	(43,808)	9.63
Cancelled or Forfeited	(11,777)	14.76

Outstanding at March 31, 2007	748,634	13.89	8.46	$3,585,957

Exercisable at March 31, 2007	207,858	$9.80	7.25	$1,845,779
          In addition, during 2006, the Company issued 61,000 shares of restricted stock with a total compensation value of $1,038,000 which is being recognized over the related four year vesting period. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended March 31, 2007 and 2006 was approximately $345,000 and $1.2 million, respectively.
     Income Taxes
          On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for uncertain tax positions. As of the adoption date, the Company recognized a $302,000 increase in the liability for unrecognized tax benefits and a reduction in retained earnings.
The Company’s total balance of unrecognized tax benefits as of January 1, 2007 was $1,755,000. Included in this balance are $1,317,000 of unrecognized tax benefits that if recognized would reduce the Company’s effective tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest expense included as a liability within the Company’s consolidated balance sheet as of January 1, 2007 was $187,000.
The Company does not expect any significant changes to its unrecognized tax benefit balance over the next twelve months.
Since its adoption on January 1, 2007, no material changes have occurred in the period ended March 31, 2007.
As of March 31, 2007, the Company and its significant subsidiaries are subject to examination for years after 2002 in Canada, Denmark, United States and certain major states within the United States. The Company is also subject to examinations after 2003 in France, United Kingdom and remaining major states within the United States.
     Recent Pronouncements
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

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
          The FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” in the first quarter 2007. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting. Changes in fair values would be recorded in earnings. The statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the timing, method and potential impact of the adoption of this statement, if any, on its consolidated financial statements.
     Supplemental Disclosure of Cash Flow Information
          The Company made cash payments for interest of $1,417,000 and $2,262,000 for the three months ended March 31, 2007 and 2006, respectively. Cash payments for income taxes were $655,000 and $1,973,000 for the three months ended March 31, 2007 and 2006, respectively.
     Comprehensive Income
          An unaudited summary of comprehensive income for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Net income	$32,525	$10,797
Other comprehensive income:
Realized gain on sale of discontinued operations	(10,735)	-0-
Foreign currency translation adjustment	(92)	4,179

Comprehensive income	$21,698	$14,976

     Retirement Plans
          For the Company’s two defined benefit pension plans included in continuing operations, the net periodic benefit cost for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,
	2007	2006

Service cost	$39,000	$37,500
Interest cost	79,250	86,250
Expected return on assets	(105,500)	(102,500)
Amortization of prior service cost	2,500	2,400
Amortization of net loss	3,000	9,250

Net periodic pension cost	$18,250	$32,900

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
          The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it did not expect to make a contribution to its defined benefit plans and, as of March 31, 2007, no contributions have been made.
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
We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of March 31, 2007, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Based in part upon the manner in which these matters were resolved with the DOJ and BIS, management believes that this liability, although possible, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Further, the Company believes that the practices in question have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.
In addition to the proceedings discussed above, we have been, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.”
     Segment Information
          The Company’s business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, these business units have been aggregated into four reportable business segments. These include three manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling — North America, 2) Automotive and Custom, and 3) Lawn and Garden. The fourth segment is Distribution of tire, wheel, and undervehicle service products. The aggregation of operating business segments is based on management by the chief operating decision maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics.
          Operating income for each business segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing business segment operating income, general corporate overhead expenses and interest expenses are not included.

	Three Months Ended
(In thousands)	March 31,
Net Sales	2007	2006

Distribution	$46,369	$46,484
Material Handling — North America	66,547	62,037
Automotive and Custom	45,167	51,892
Lawn and Garden	93,894	51,469
Intra-segment elimination	(5,506)	(6,222)

Sales from Continuing Operations	$246,471	$205,660

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended
	March 31,
Income (Expense) Before Income Taxes	2007	2006

Distribution	$4,525	4,785
Material Handling — North America	14,885	8,421
Automotive and Custom	2,683	3,848
Lawn and Garden	10,817	6,844
Corporate	(5,953)	(4,207)
Interest expense-net	(3,566)	(3,928)

Income from continuing operations before income taxes	$23,391	$15,763

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     For the quarter ended March 31, 2007, net sales from continuing operations were $246.5 million, an increase of 20 percent from the $205.7 million reported in 2006 as the Company had strong sales in its Lawn and Garden and Material Handling — North America segments, offset by a decrease in sales in the Distribution and Automotive and Custom segments. Income from continuing operations for the first quarter of 2007 was $14.7 million, an increase of 47% from the $10.0 million recorded in the first quarter of 2006 while income from continuing operations per common share was $0.42 compared to $.29 from the first quarter of 2006. During the first quarter of 2007, the Company completed the sale of its European Material Handling businesses (discontinued operations), which resulted in a gain of $17.8 million as reported from discontinued operations, net of tax. Total net income for the first quarter of 2007, including discontinued operations, was $32.5 million, or $0.93 per basic and diluted common share compared to $10.8 million or $.31 per share in the prior year.
     During the three months ended March 31, 2007, the Company experienced increased sales in its Material Handling — North America and Lawn and Garden segments. The sales increase in the Lawn and Garden segment was primarily driven by the contributions from ITML, representing $44.2 million. The increase in sales for the Material Handling — North America was driven by a strong demand combined with a favorable sales mix of higher value container systems. These increases offset declining sales in the Distribution and Automotive and Custom segments. The sales decline in the Distribution segment resulted from soft demand for replacement passenger and truck tires, while retread markets were soft due in part to escalating fuel prices. Automotive and Custom sales were negatively impacted by the slowdown in the automotive and heavy truck markets combined with the effect of reduced housing starts on the waterworks market. Gross margins improved from 26.3 percent for the three months ended March 31, 2006 compared to 29.9 percent for the same period in 2007. Gross margin improvement was primarily driven by improved pricing combined with slightly lower raw material costs compared to the prior year.
     Selling and administrative expenses for the quarter ended March 31, 2007 increased $12.4 million or 36.1 percent compared with the prior year quarter. The largest impact to this increase was the inclusion of ITML which represented $6.0 million of the increase for the three months ended March 31, 2007. As a percentage of sales, selling and administrative expenses increased from 16.7 percent to 19.0 percent for the first quarter. This increase was primarily related to higher selling expenses, including freight; compensation and benefits; and professional fees.

Part I — Financial Information
     Net interest expense for the quarter ended March 31, 2007 was $3.6 million, a decrease of 9 percent compared to $3.9 million in the prior year. The decrease in current year expense reflects a combination of lower interest rates and lower average borrowing levels.
     The Company’s income tax rate as a percent of pretax income from continuing operations for the quarter ended March 31, 2007 remained relatively consistent to the same period in 2006, as it increased from 36.5 percent to 37.0 percent.
Business Segment Results
Distribution Segment
     Sales in the Distribution Segment for the quarter ended March 31, 2007 were $46.4 million, which is comparatively flat, versus $46.5 million for the first quarter of 2006. This sales performance was due primarily to slowness throughout many of the segment’s markets reflecting lower sales of replacement passenger and truck tires, and soft retread tire markets due to escalating fuel prices.
     Income before taxes in the Distribution Segment was $4.5 million for the first quarter of 2007, a decrease of 6 percent as compared to $4.8 million in the first quarter of 2006. The key factors influencing profitability in this segment were increased operating expenses associated with initial costs of productivity initiatives and compensation, as well as higher selling expenses.
North American Material Handling
In the North American Material Handling Segment, net sales for the first quarter of 2007 were $66.5 million, an increase of 7 percent as compared to $62.0 million in the first quarter of 2006. Contributions from the SAS asset purchase did not have a material impact on net sales for the quarter. Net sales benefited from strong demand in many of the segment’s niche markets, including agriculture, and a favorable sales mix of higher value container systems with customers. Income before taxes in the North American Material Handling Segment was $14.9 million for the first quarter of 2007, an increase of 77 percent as compared to $8.4 million in the first quarter of 2006. Contributions from the SAS asset purchase did not have a material impact for the quarter. The key factors influencing first quarter profitability include improved product mix and selling prices combined with lower raw material costs.
Lawn and Garden
In the Lawn and Garden Segment, net sales for the first quarter of 2007 were $93.9 million, an increase of 82 percent as compared to $51.5 million in the first quarter of 2006. Contributions from the acquisition of ITML increased net sales by $44.8 million. Sales performance was relatively flat compared to the first quarter of 2006, however reversed the sales decline experienced in the second half of 2006. The market will continue to re-balance itself this year, and the Company is in a strong position to deploy its resources to meet the industry’s growth needs. Income before taxes in the Lawn and Garden Segment was $10.8 million in the first quarter of 2007, an increase of 59 percent compared to $6.8 million in the prior year. Contributions from the acquisition of ITML increased income before taxes by approximately $3.5 million. The primary factors influencing first quarter profitability include favorable product sales mix; pricing initiatives to manage raw material costs; and gains from cost controls and productivity improvements initiated in the prior year.
Automotive and Custom
In the Automotive and Custom Segment, net sales for the first quarter of 2007 were $45.2 million, a decrease of 13 percent as compared to $51.9 million in the first quarter of 2006. Targeting of strategic, niche-market customers with a higher-value product mix could not offset effects from the slowdown in automotive and heavy truck markets, and the effect of reduced housing starts on the waterworks market. Income before taxes in the Automotive and Custom Segment was $2.7 million for the first quarter of 2007, a decrease of 29 percent as compared to $3.8 million in the first quarter of 2006. Profitability in the first quarter of 2007 was impacted by strategic selling initiatives, which reduced volumes, as well as costs associated with streamlining.

Part I — Financial Information
Liquidity and Capital Resources
     Cash provided from operating activities of continuing operations was $9.2 million for the three months ended March 31, 2007 compared with $5.3 million in the prior year. The increase of $3.9 million in cash provided by operating activities was primarily due to the increase of $4.7 million in income from continuing operations. Depreciation and other non cash expenses were $9.3 million in the current year compared with $7.3 million in 2006 while cash used for working capital was $13.2 million in the three months ended March 31, 2007 compared to $12.0 million in the prior year. The decrease in cash provided by working capital reflects an increase of $7.9 million in cash provided by inventories as current year inventories are lower primarily due to seasonal requirements, particularly related to the Company’s Lawn and Garden segment. Offsetting the increase in working capital provided by inventories was a reduction of $10.9 million in cash used for accounts receivable as the Company accounts receivables increased during the current period. This increase was primarily related to the acquisition of ITML and the seasonal business in the Company’s Lawn and Garden segment. In addition, in 2007 the Company had cash provided of $1.8 million for prepaid expenses, primarily related to costs incurred in 2006 in connection with the acquisition of ITML which was completed during the current period. Total debt at March 31, 2007 was $266.7 million, an increase of $65.2 million from $201.5 million at December 31, 2006. At March 31, 2007, the Company had working capital of $200.1 million and a current ratio of 2.7, which represents an improvement compared to the prior yearend of 2.3.
     Capital expenditures for the three months ended March 31, 2007 were $1.6 million and are expected to be in the range of $15 million for the year. Cash flows from operations and funds available under the Credit Agreement will provide the Company’s primary source of financing. As of March 31, 2007, the Company had approximately $94 million available under the terms of the Credit Agreement. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
          The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at March 31, 2007, if market rates increase one percent, the Company’s interest expense would increase approximately $1.6 million.
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
          The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. As such, the cost of operations is subject to fluctuation as the market for these commodities changes. The Company monitors this risk but currently has no derivative contracts to hedge this risk, however, the Company also has no significant obligations to purchase fixed quantities of such commodities in future periods.

Part I — Financial Information
Item 4. Controls and Procedures
          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluation the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
          There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — Other Information
Item 6. Exhibits
          (a) Exhibits

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
Date: May 10, 2007	By:	/s/ Donald A. Merril
Donald A. Merril
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

2(a)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**

2(b)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.21 to Form 8-K filed with the Commission on January 16, 2007.**

2(c)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20,2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**

2(d)	Agreement and Plan of Merger among Myers Industries, Inc., MYEH Corporation and MYEH Acquisition Corporation, dated April 24, 2007. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 26, 2007.**

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.

3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.

10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.

10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*

10(c)	Myers Industries, Inc. Amended and Restated 1992 Stock Option Plan. Reference is made to Exhibit 10(c) to Form 10-K filed with the Commission on March 30, 2001.*

10(d)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.

10(e)	Myers Industries, Inc. 1997 Incentive Stock Plan. Reference is made to Exhibit 10.2 to Form S-8 (Registration Statement No. 333-90367) filed with the Commission on November 5, 1999.*

10(f)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*

10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*

10(h)	Employment Agreement between Myers Industries, Inc. and John C. Orr effective May 1, 2005. Reference is made to Exhibit 10(h) to Form 10-Q filed with the Commission on August 10, 2005.*

10(i)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(j)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective May 1, 2005. Reference is made to Exhibit 10(j) to Form 10-K filed with the Commission on March 16, 2006.*

10(k)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*

10(l)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*

10(m)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*

10(n)	Resignation and Retirement Agreement between Myers Industries, Inc. and Gregory J. Stodnick dated January 24, 2006. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 16, 2006.*

10(o)	Employment Agreement between Myers Industries, Inc. and Kevin C. O’Neil dated August 21, 2005. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on November 4, 2005.*

10(p)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Kevin C. O’Neil) effective August 21, 2005. Reference is made to Exhibit 10(p) to Form 10-K filed with the Commission on March 16, 2006.*

10(q)	Separation Agreement between Myers Industries, Inc. and Kevin C. O’Neil dated August 8, 2006. Reference is made to Exhibit 10(q) filed with the Commission on August 9, 2006.*

10(r)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*

10(s)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.*

10(t)	Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.

10(u)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

10(v)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006. *

14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.

14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.

21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.

31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32	Certifications of John C. Orr Myers, President and Chief Executive Officer, and Donald A. Merril, Vice President (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant ot Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.