Form 10-Q
period 2007-06-30
MYERS INDUSTRIES INC
filed 2007-08-08
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   X   .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 31, 2007

Common Stock, without par value	35,157,110 shares

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
Signature
Exhibit 21
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32

Part I - Financial Information

Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of June 30, 2007 and December 31, 2006

Assets	June 30, 2007	December 31, 2006

Current Assets
Cash	$13,287,637	$6,637,389
Accounts receivable-less allowances of $4,769,000 and $2,595,000, respectively	140,221,192	98,830,002

Inventories
Finished and in-process products	79,018,007	57,007,218
Raw materials and supplies	46,308,356	29,789,656

	125,326,363	86,796,874

Prepaid expenses	5,277,311	5,776,187
Deferred income taxes	5,185,135	4,240,386
Current assets of discontinued operations	0	105,242,416

Total Current Assets	289,297,638	307,523,254

Other Assets
Goodwill	185,224,084	162,214,948
Patents and other intangible assets	19,425,999	5,970,381
Other	4,080,113	3,433,410
Long term assets of discontinued operations	0	31,540,786

	208,730,196	203,159,525
Property, Plant and Equipment, at Cost
Land	6,001,019	4,710,378
Buildings and leasehold improvements	83,129,876	78,859,310
Machinery and equipment	463,310,800	332,283,970

	552,441,694	415,853,658
Less allowances for depreciation and amortization	341,851,040	264,553,217

	210,590,654	151,300,441

	$708,618,488	$661,983,220

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of June 30, 2007 and December 31, 2006

Liabilities and Shareholders' Equity	June 30, 2007	December 31, 2006

Current Liabilities
Accounts payable	$59,281,621	$48,111,122
Accrued expenses
Employee compensation	20,655,228	18,535,357
Taxes, other than income taxes	3,186,909	2,326,865
Accrued interest	874,968	420,355
Other	23,886,862	20,307,699
Current portion of long-term debt	3,728,710	3,235,058
Current liabilities of discontinued operations	0	41,790,763

Total Current Liabilities	111,614,298	134,727,219

Long-term Debt, less current portion	241,527,781	198,274,578
Other Liabilities	4,447,222	4,447,222
Deferred Income Taxes	44,330,530	35,400,520
Long term liabilities of discontinued operations	-0-	8,475,063

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,148,696 and 35,067,230 shares, respectively)	21,397,637	21,347,941
Additional paid-in capital	272,415,535	270,836,471
Accumulated other comprehensive income	5,860,808	12,497,362
Retained income (deficit)	7,024,677	(24,023,156)

	306,698,657	280,658,618

	$708,618,488	$661,983,220

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Income (Unaudited)

For The Three Months Ended	For The Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net sales	$225,621,571	$194,156,515	$472,092,102	$399,816,454

Cost of sales	167,793,941	139,473,943	340,498,737	291,049,765

Gross profit	57,827,630	54,682,572	131,593,365	108,766,689

Selling, general and administrative expenses	49,717,419	38,702,589	96,526,291	73,095,297

Operating income	8,110,211	15,979,983	35,067,074	35,671,392

Interest expense, net	4,421,869	4,222,507	7,987,357	8,150,817

Income from continuing operations before income taxes	3,688,342	11,757,476	27,079,717	27,520,575

Income taxes	1,175,000	4,622,198	9,829,000	10,375,511

Income from continuing operations	2,513,342	7,135,277	17,250,717	17,145,064

(Loss) Income from discontinued operations, net of tax	0	(107,113,168)	17,787,645	(106,325,712)

Net income (loss)	$2,513,342	$(99,977,891)	$35,038,362	$(89,180,648)

Income (loss) per common share
Basic
Continuing operations	$.07	$.20	$.49	$.49
Discontinued	0	(3.06)	.51	(3.04)

Net income (loss) per common share	$.07	$(2.86)	$1.00	$(2.55)

Diluted
Continuing operations	$.07	$.20	$.49	$.49
Discontinued	0	(3.05)	.51	(3.03)

Net income (loss) per common share	$.07	$(2.85)	$1.00	$(2.54)

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	June 30, 2007	June 30, 2006

Cash Flows From Operating Activities
Net income (loss)	$35,038,362	$(89,180,648)
Net (income) loss from discontinued operations	(1,886)	106,325,712
Items not affecting use of cash
Depreciation	16,810,506	13,530,775
Amortization of other intangible assets	1,429,810	879,290
Non cash stock compensation	657,840	300,621
Deferred taxes	(1,205,449)	(129,120)
Gain on sale of discontinued operations, net of tax	(17,785,760)	0
Cash flow provided by (used for) working capital
Accounts receivable	7,360,236	345,301
Inventories	10,678,951	4,071,476
Prepaid expenses	1,319,966	(1,674,240)
Accounts payable and accrued expenses	(9,789,915)	(6,372,915)

Net-cash provided by operating activities of continuing operations	44,512,661	28,096,252
Net cash (used for) provided by operating activities of discontinued operations	(2,016,769)	5,230,279

Net cash provided by operating activities	42,495,892	33,326,531

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	(96,223,113)	0
Additions to property, plant and equipment	(5,913,218)	(6,322,540)
Other	(214,197)	500,894

Net cash used for investing activities of continuing operations	(102,350,528)	(5,821,646)
Net cash provided by (used for) investing activities of discontinued operations	67,909,094	(749,837)

Net cash used for investing activities	(34,441,434)	(6,571,483)

Cash Flows From Financing Activities
Repayment of long term debt	(60,559,865)	0
Net borrowing (repayment) of credit facility	35,074,057	(17,056,881)
Cash dividends paid	(3,688,529)	(3,494,516)
Proceeds from issuance of common stock	860,362	1,507,807
Tax benefit from options exercised	110,558	231,000
Deferred financing costs	(14,212)	0

Net cash used for financing activities of continuing operations	(28,217,629)	(18,812,590)
Net cash used for financing activities of discontinued operations	(224,445)	(324,063)

Net cash used for financing activities	(28,442,074)	(19,136,653)

Foreign Exchange Rate Effect on Cash	(48,447)	845,084

Net (decrease) increase in cash	(20,436,063)	8,463,479

Cash at January 1 ($27,086,311 included in discontinued operations at January 1, 2007)	33,723,700	19,159,220

Cash at June 30 ($16,361,235 included in discontinued operations at June 30, 2006)	$13,287,637	$27,622,699

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2007

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Income (Deficit)

December 31, 2006	$21,347,941	$270,836,471	$12,497,362	($24,023,156)

Net income				35,038,362

Realized gain on sale of discontinued operations of amounts previously recognized in AOCI			(10,732,635)

Foreign currency translation adjustment			4,096,081

Common Stock issued	49,696	810,666

Stock based compensation		657,840

Tax benefit stock options		110,558

Dividends - $.105 per share				(3,688,529)

Adoption of FIN 48				(302,000)

June 30, 2007	$21,397,637	$272,415,535	$5,860,808	$7,024,677

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

        In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, and the results of operations and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2007.

     Acquisitions

On January 9, 2007, the Company acquired all the shares of ITML Horticultural Products, Inc., an Ontario corporation ("ITML"). ITML designs, manufactures and sells plastic containers and related products for professional floriculture / horticulture grower markets across North America, utilizing injection molding, blow molding, and thermoforming processes. Additionally, ITML utilizes extensive technology and expertise for resin reprocessing and recycling for use in its products. The acquired business had fiscal 2006 annual sales of approximately $169.5 million. The total purchase price was approximately $119 million, which includes the assumption of approximately $64.6 million debt outstanding as of the acquisition date. In addition, the acquisition allows for additional purchase consideration to be paid contingent upon the results of the Company's Lawn and Garden segment in 2008, specifically the achievement of earnings before interest taxes, depreciation and amortization compared to targeted amounts.

On March 8, 2007, the Company acquired select equipment, molds and inventory related to the Xytec and Combo product lines of Schoeller Arca Systems Inc., a subsidiary of Schoeller Arca Systems N.V., in North America ("SASNA"). These product lines include collapsible bulk containers used for diverse shipping and handling applications in markets from manufacturing to food to liquid transport. The acquired business had 2006 annual sales of approximately $50 million. The total purchase price was approximately $41.6 million, some of which has been allocated to intangible assets including patents, customer relationships and technology with lives ranging from six to ten years.

The results for both ITML and SASNA product lines are included in the consolidated results of operations from the date of acquisition. ITML is included in the Company's Lawn and Garden segment and the SASNA product lines are included in the Material Handling - North America segment. The final purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when appraisals, other studies and additional information become available. The preliminary allocation of the purchase price and the estimated goodwill and other intangibles are as follows:

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

(Amounts in thousands)
	ITML	Schoeller Arca

Assets acquired:
Accounts receivable	$45,252	$-0-
Inventory	37,107	8,825
Property, plant & equipment	46,975	18,100
Other / Intangibles	4,409	14,700

	133,743	41,625

Liabilities assumed:
Accounts payable and accruals	(26,096)	-0-
Debt	(64,570)	-0-
Deferred Income Taxes	(11,488)	-0-

	(102,154)	-0-

Goodwill	23,009	-0-

Total consideration	$54,598	$41,625

The results of ITML operations are included in the Company's consolidated results of operations from January 9, 2007, the date of acquisition and are reported in the Company's lawn and garden segment. The following unaudited pro forma information presents a summary of consolidated results of operations for the Company including ITML as if the acquisition had occurred January 1, 2006.

(Amounts in thousands, except per share)	Six months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2006

Net Sales	$476,647	$231,297	$488,764
Income from Continuing Operations	17,256	3,362	12,924
Income from Continuing Operations per basic and diluted share	$.49	$.10	$.37

These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisition taken place on January 1, 2006, or future results.

In the second quarter of 2007, the Company approved a plan for ITML integration activities. The Company will close two facilities in the Lawn and Garden Segment, including the acquired ITML plants in Brampton, Ontario, and Lugoff, South Carolina. These facilities, which were part of the Company's acquisition of ITML in January 2007, produce nursery containers, specialty retail horticultural products, and custom plastic products.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

In accordance with FASB EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," the Company recorded accruals for severance, exit and relocation costs as part of the preliminary purchase price allocation of ITML. A reconciliation of the accrual balance included in Other Accrued Expenses on the accompanying condensed statement of consolidated financial position is as follows:

	Severance and Personnel	Contract Termination Fees	Total

Balance at January 9, 2007	$0	$0	$0
Add Accruals	$2,727	$241	$2,968
Less: Payments	($65)	$0	($65)

Balance at June 30, 2007	$2,662	$241	$2,903

     Restructuring Activities

In the second quarter of 2007, the Company approved and adopted a plan to consolidate existing production facilities. Under the terms of the consolidation plan, the Dawson Springs, Kentucky manufacturing facility, included in the Company's Material Handling segment, will be permanently closed and production capabilities and product lines will be shifted to the Company's other existing manufacturing facilities in North America. Production at the Dawson Springs, Kentucky, facility is expected to cease by the end of 2007 and the closure is expected to result in the termination of approximately 95 employees. Total costs related to closing the Dawson Springs facility are expected to be approximately $2.6 million.

The accrued liability balance for severance and exit costs is included in Other Accrued Expenses on the accompanying condensed statement of consolidated financial position. Activity related to the Dawson Springs restructuring liability for the three months ended June 30, 2007 consisted of:

	Severance and Personnel	Other Exit Costs	Total

Balance at March 31, 2007	$0	$0	$0
Add Accruals	$1,038	$90	$1,128
Less: Payments	$0	$0	$0

Balance at June 30, 2007	$1,038	$90	$1,128

     Discontinued Operations

        In the third quarter of 2006, the Company's Board of Directors approved the plan for divestiture of the Company's Material Handling - Europe business segment. On October 20, 2006, the Company entered into a definitive agreement to sell these businesses and the sale was completed on February 1, 2007 with net proceeds of approximately $68.1 million received. Included in net income for the six months ended June 30, 2007 was a gain of approximately $17.8 million from the disposition of these businesses.

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

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Merger Agreement

   On April 24, 2007, Myers Industries, Inc., entered into an Agreement and Plan of Merger (the "Merger Agreement") with MYEH Corporation, a Delaware corporation (the "Parent") and MYEH Acquisition Corporation, an Ohio corporation ("MergerCo"). Under the terms of the Merger Agreement, MergerCo will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the "Merger"). Parent is owned by private equity funds sponsored by Goldman, Sachs & Co.

        Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (other than shares owned by the Company or any of its subsidiaries, or by any shareholders who properly exercise appraisal rights under Ohio law) will be cancelled and converted into the right to receive $22.50 in cash, without interest. The Merger Agreement contains a "go shop" provision pursuant to which the Company had the right to solicit and engage in discussions and negotiations with respect to competing proposals through June 8, 2007, in accordance with specific procedures set forth in the Merger Agreement.

        The Merger Agreement contains termination rights for both the Company and Parent. In particular, the Company may terminate the Merger Agreement if the Board determines in good faith that it has received a superior proposal and otherwise complies with certain terms of the Merger Agreement. Upon termination of the Merger Agreement under specified circumstances, the Company could be required to either reimburse Parent for up to $10 million of actual documented expenses incurred in connection with the transaction or pay Parent a termination fee of $25 million (net of any Parent expenses previously paid by the Company). In certain other circumstances, Parent could be required to pay the Company a "reverse" termination fee of $25 million, which would increase to $35 million in limited circumstances. The reverse termination fee payable by Parent to the Company is guaranteed by certain private equity funds sponsored by Goldman, Sachs & Co.

        On July 23, 2007, the Company's shareholders approved the Merger. During the quarter ended June 30, 2007 the "go shop" period expired without any competing proposals and the waiting period under the Hart Scott Rodino Antitrust Improvements Act was terminated.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Goodwill

The change in goodwill for the six months ended June 30, 2007 is as follows:

(Amounts in thousands)
Segment	Balance at January 1, 2007	Acquisitions	Foreign Currency Translation	Impairment	Balance at June 30, 2007

Distribution	$214	$-0-	$-0-	$-0-	$214
Material Handling - North America	30,383	-0-	-0-	-0-	30,383
Automotive and Custom	60,074	-0-	-0-	-0-	60,074
Lawn and Garden	71,544	23,009	-0-	-0-	94,553

Total	$162,215	$23,009	$-0-	$-0-	$185,224

 Net Income Per Share

        Net income per share, as shown on the Condensed Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Weighted average common shares outstanding
Basic	35,140	34,982	35,115	34,923
Dilutive effect of stock options	159	142	93	131

Weighted average common shares outstanding - diluted	35,299	35,124	35,208	35,054

Stock Compensation

        In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors options to purchase common stock of the Company at the closing market price on the date of grant. In April 2006, the shareholders approved an amendment to the Plan which provides that, in addition to stock options, grants of restricted stock, stock appreciation rights and other forms of equity compensation consistent with the Plan may be made. Annual grants may not exceed two percent of the total shares of outstanding common stock. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant. At June 30, 2007, there were 733,865 shares available for future grant under the plan.

      Stock compensation expense under SFAS No. 123R reduced income before taxes approximately $329,000 and $193,000 for the three months ended June 30, 2007 and 2006, respectively. Stock compensation expense was approximately $658,000 and $301,000 for the six months ended June 30, 2007 and 2006. These expenses are included in SG&A expenses in the accompanying Condensed Statements of Consolidated Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at June 30, 2007 was approximately $3.1 million, which will be recognized over the next four years, or just prior to the Merger with MYEH Corporation, assuming consummation of the Merger.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

The following table summarizes the stock option activity for the six months ended June 30, 2007:

	Shares	Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value

Outstanding at December 31, 2006	781,219	$13.52
Options Granted	23,000	18.62
Options Exercised	(66,709)	9.54
Cancelled or Forfeited	(43,981)

Outstanding at June 30, 2007	693,529	14.06	8.31	$5,582,908

Exercisable at June 30, 2007	245,725	$10.66	7.25	$2,813,551

        In addition, at June 30, 2007 the Company has 63,000 shares of restricted stock outstanding. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the six months ended June 30, 2007 and 2006 was approximately $587,000 and $1.4 million, respectively.

Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for uncertain tax positions. As of the adoption date, the Company recognized a $302,000 increase in the liability for unrecognized tax benefits and a reduction in retained earnings.

The Company's total balance of unrecognized tax benefits as of January 1, 2007 was $1,755,000. Included in this balance are $1,317,000 of unrecognized tax benefits that if recognized would reduce the Company's effective tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statements of income. The amount of accrued interest expense included as a liability within the Company's statement of consolidated financial position as of January 1, 2007 was $187,000.

The Company does not expect any significant changes to its unrecognized tax benefit balance over the next twelve months.

Since its adoption on January 1, 2007, no material changes have occurred in the period ended June 30, 2007.

As of June 30, 2007, the Company and its significant subsidiaries are subject to examination for years after 2002 in Canada, Denmark, United States and certain states within the United States. The Company is also subject to examinations after 2003 in France, United Kingdom and remaining states within the United States.

     Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adoption of SFAS No. 157 on the consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

The FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- including an amendment of FASB Statement No. 115" in the first quarter 2007. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting. Changes in fair values would be recorded in earnings. The statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the timing, method and potential impact of the adoption of this statement, if any, on its consolidated financial statements.

     Supplemental Disclosure of Cash Flow Information

        The Company made cash payments for interest of $6,299,000 and $3,449,000 for the three months ended June 30, 2007 and 2006, respectively. Cash payments for interest totaled $7,715,000 and $5,718,000 for the six months ended June 30, 2007 and 2006. Cash payments for income taxes were $5,075,000 and $10,621,000 for the three months ended June 30, 2007 and 2006, respectively. Cash payments for income taxes were $5,730,000 and $12,595,000 for the six months ended June 30, 2007 and 2006.

     Comprehensive Income

        The Company's December 31, 2006 Annual Report on Form 10-K correctly reported the effect of adopting SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", in the rollforward of Accumulated Other Comprehensive Income ("AOCI"); however, it incorrectly included the effect in the presentation of Other Comprehensive Income ("OCI"). The effect of adopting SFAS 158 should not have impacted OCI. As a result, OCI was understated by $2.9 million for the year ended December 31, 2006. The Company's intent is to correct the presentation of OCI in the next Form 10-K filing.

        An unaudited summary of comprehensive income for the three months and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Net income (loss)	$2,513	$(99,978)	$35,038	$(89,181)
Other comprehensive income
Realized gain on sale of discontinued operations of amounts previously recognized in OCI	0	0	(10,733)	0
Foreign currency translation adjustment	4,188	10,262	4,096	14,441

Comprehensive income (loss)	$6,701	$(89,716)	$28,401	$(74,740)

    Retirement Plans

        For the Company's two defined benefit pension plans included in continuing operations, the net periodic benefit cost for the six months ended June 30, 2007 and 2006 was as follows:

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	39,000	37,500	$78,000	$75,000
Interest cost	79,250	86,250	158,500	172,500
Expected return on assets	(105,500)	(102,500)	(211,000)	(205,000)
Amortization of prior service cost	2,500	2,400	5,000	4,800
Amortization of net loss	3,000	9,250	6,000	18,500

Net periodic pension cost	$18,250	$32,900	$36,500	$65,800

    The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it did not expect to make a contribution to its defined benefit plans and, as of June 30, 2007, no contributions have been made.

     Contingencies

     On July 15, 2004, the Company announced that it had reported to the U.S. Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") certain international business practices that were believed to be in violation of U.S. and, possibly, foreign laws. The practices, which involved a limited number of customers, related to the invoicing of certain sales to foreign customers of the Company's distribution segment and sales made by foreign subsidiaries to prohibited customers in certain prohibited international jurisdictions. These business practices were discontinued and an independent investigation, which has been completed, was conducted by outside counsel under the authority of the Audit Committee of the Company's Board of Directors. The results of the investigation have been provided to the DOJ, the SEC, the Office of Foreign Asset Control, U.S. Department of the Treasury ("OFAC") and the Bureau of Industry and Security, U.S. Department of Commerce ("BIS").

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

We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of June 30, 2007, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Based in part upon the manner in which these matters were resolved with the DOJ and BIS, management believes that this liability, although possible, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Further, the Company believes that the practices in questions have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

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

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Segment Information

       The Company's business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", these business units have been aggregated into four reportable business segments. These include three manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling - North America, 2) Automotive and Custom, and 3) Lawn and Garden. The fourth segment is Distribution of tire, wheel, and undervehicle service products. The aggregation of operating business segments is based on management by the chief operating decision maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics.

        Operating income for each business segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing business segment operating income, general corporate overhead expenses and interest expenses are not included.

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Net Sales	2007	2006	2007	2006

Distribution	$50,659	$50,140	$97,028	$96,624
Material Handling - North America	63,577	60,030	130,124	122,067
Automotive & Custom	44,512	52,850	89,679	104,741
Lawn & Garden	72,164	36,838	166,058	88,307
Intra-segment elimination	(5,290)	(5,701)	(10,797)	(11,923)

Sales from continuing operations	$225,622	$194,157	$472,092	$399,816

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income (Loss) Before Income Taxes	2007	2006	2007	2006

Distribution	$5,457	$5,527	$9,982	$10,312
Material Handling - North America	7,052	8,436	21,937	16,857
Automotive and Custom	3,015	4,728	5,698	8,576
Lawn and Garden	(938)	2,040	9,897	8,884
Corporate	(6,476)	(4,752)	(12,429)	(8,958)
Interest expense-net	(4,422)	(4,222)	(7,987)	(8,151)

Income from continuing operations before income taxes	$3,688	$11,757	$27,080	$27,521

Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Results of Operations

Comparison of the Second Quarter of 2007 to the Second Quarter of 2006
(Amounts in millions)

Net Sales:

	Quarter Ended June 30,
Segment	2007	2006	Change	% Change

Lawn & Garden	$72.2	$36.8	$35.3	96%
Material Handling - North America	$63.6	$60.0	$3.5	6%
Distribution	$50.7	$50.1	$0.5	1%
Auto & Custom	$44.5	$52.9	$(8.3)	(16%	)
Intra-segment elimination	$(5.3)	$(5.7)	$0.4	1%
Total	$225.6	$194.2	$31.5	16%

     Net sales from continuing operations for the second quarter ended June 30, 2007 increased 16% to $225.6 million, as compared to net sales of $194.2 million for the second quarter ended June 30, 2006. Net sales in the second quarter of 2007 include net sales of approximately $35.9 million from the acquisition of ITML, which was completed in January 2007, and net sales of approximately $12.4 million from the purchase of strategic assets of SASNA, which was completed in March 2007. Net sales, excluding the acquisitions, decreased by $16.8 million in the second quarter of 2007 as compared to the prior year, primarily due to initiatives to improve long term results by exiting non-strategic, lower margin business, coupled with continued slowdowns in certain markets, including automotive, heavy truck and tire service.

     During the second quarter of 2007, we experienced increased sales in our Lawn & Garden and Material Handling segments. In the Lawn & Garden segment, net sales for the second quarter of 2007 were $72.2 million, an increase of 96% as compared to $36.8 million in the second quarter of 2006. The increased sales in Lawn & Garden were primarily due to the sales of $35.9 million from the acquisition of ITML although strong regionalized price competition across grower markets and ongoing revisions to retail customer needs were negative factors impacting sales in this segment. In the Material Handling segment, net sales for the second quarter of 2007 were $63.6 million, an increase of 6% as compared to $60 million in the second quarter of 2006. Net sales in the second quarter of 2007 reflect an increase in sales of reusable container systems, primarily due to the addition of $12.4 million in sales of bulk container systems from the SASNA asset purchase.

     In the Distribution segment, sales were up slightly to $50.7 million in the second quarter of 2007 compared to $50.1 million in the second quarter of 2006. Sales in the current year period were positive despite the slowdown in certain key markets, driven by soft demand for the tire service and replacement passenger and truck tires, as well as the effect of higher fuel prices. In the Auto & Custom segment, net sales for the second quarter of 2007 were $44.5 million, a decrease of 16% compared to the $52.9 million in the second quarter of 2006. The sales decline in this segment resulted from our strategy of continuing to target strategic, niche market customers with higher value product lines and selectively competing in the automotive sector. Continued slowdowns in the automotive, heavy truck and tire repair markets, a trend which is expected to continue in the short term, have also suppressed current year sales in this segment.

Part I - Financial Information

Cost of Sales & Gross Profit:

	Quarter Ended June 30,
Cost of Sales and Gross Profit	2007	2006

Cost of sales	$167.8	$139.5
Gross profit	$57.8	$54.7
Gross profit as a percentage of sales	25.6%	28.2%

     Cost of sales increased to $167.8 million in the second quarter of 2007 from $139.5 million in the second quarter of 2006, while gross profit increased to $57.8 million in the second quarter of 2007 compared to $54.7 in the second quarter of 2006. The increased cost of sales and gross profit in the current year resulted from higher sales volumes. Gross profit as a percent of sales declined to 25.6% in the second quarter of 2007 compared to 28.2% for the second quarter of 2006. The decline in gross profit margin in the second quarter of 2007 was primarily the result of restructuring and severance expenses related to closing a manufacturing facility in the Material Handling segment, combined with the impact of purchase accounting adjustments on SASNA inventories acquired aggregating $2.5 million.

Selling, General and Administrative ("SG&A") Expenses:

	Quarter Ended June 30,
SG&A Expenses	2007	2006	Change

SG&A expenses	$49.7	$38.7	$11.0
SG&A expenses as a percentage of sales	22.0%	19.9%	2.1%

     SG&A expenses increased $11.0 million in the second quarter of 2007 compared to the second quarter of 2006. As a percent of sales, SG&A expenses for the quarter increased to 22.0% compared to 19.9% in 2006. The increase was primarily the result of the acquisition of ITML which accounted for $9.2 million of SG&A expenses in the second quarter of 2007, including foreign currency transaction losses of $2.5 million resulting from the increased strength of Canadian currency compared to the U.S. dollar and $0.7 million related to fair value accounting for an embedded utility contract derivative. In addition, the second quarter of 2007 included $2.2 million of costs related to the Company's pending acquisition and merger with MYEH Corporation.

Net Interest Expense:

	Quarter Ended June 30,
Net Interest Expense	2007	2006	Change	% Change

Net interest expense	$4.4	$4.2	$0.2	4.7%
Outstanding borrowings	$245.3	$234.9	$10.4	4.4%
Average borrowing rate	6.97%	6.86%	.11%	1.6%

     Net interest expense for the second quarter of 2007 was $4.4 million, a slight increase compared with net interest expense of $4.2 million recorded in the second quarter of 2006. The increase in the interest expense was the result of higher interest rates combined with the effect of slightly higher average borrowings.

Part I - Financial Information

Income Before Taxes:

	Quarter Ended June 30,
Segment	2007	2006	Change	% Change

Lawn & Garden	$(0.9)	$2.0	$(3.0)	--
Material Handling - North America	$7.1	$8.4	$(1.4)	(16)%
Distribution	$5.5	$5.5	$(0.1)	(1)%
Auto & Custom	$3.0	$4.7	$(1.7)	(36)%
Corporate and interest	$(10.9)	$(9.0)	$(1.9)	(21)%
Total	$3.7	$11.8	$(8.1)	(69)%

     Income before taxes was $3.7 million for the second quarter of 2007 compared to $11.8 million for the second quarter of 2006, as the Company experienced a decline in profitability in all of its segments in the current year period. The decrease in income before taxes for the second quarter of 2007 is primarily the result of: (1) restructuring expenses and the impact of purchase accounting adjustments on inventories aggregating approximately $3.0 million; (2) foreign currency transaction losses of approximately $2.5 million related to the increased strength on Canadian currency compared with U.S. currency; (3) expenses of approximately $2.2 million related to the merger transaction; and (4) loss of approximately $0.7 million related to fair value accounting for an embedded utility contract derivative.

     In the Lawn & Garden segment, the loss of $0.9 million for the second quarter of 2007 compared with income of $2.0 million in 2006 was primarily the result of the foreign currency transaction and derivative losses described above. In the Material Handling segment, the decrease in income before taxes to $7.1 million in the second quarter of 2007 compared to $8.4 million in 2006 was primarily the result of $2.5 million in restructuring and severance costs related to closing a manufacturing facility and the impact of purchase accounting adjustments on acquired SASNA inventories. The favorable impact of product mix, maintenance of strategic selling prices and productivity gains in the Material Handling segment helped to partially offset the negative effect of the restructuring and other charges recorded in the quarter.

     Income before taxes in the Distribution segment for the second quarter of 2007 was $5.5 million, unchanged as compared to $5.5 million in the second quarter of 2006. Income before taxes in the Auto & Custom segment for the second quarter of 2007 was $3.0 million, a decrease of 36% as compared to the $4.7 million in the second quarter of 2006. The decrease in Auto & Custom profitability reflects approximately $0.4 million in restructuring expenses, as well as the impact of strategic selling initiatives which are reducing volumes in the short term but designed to improve profitability over the long term.

Income Taxes:

	Quarter Ended June 30,
Consolidated Income Taxes	2007	2006

Income before taxes	$3.7	$11.8
Income taxes	$1.2	$4.6
Effective tax rate	31.9%	39.3%

     The Company's income tax rate as a percentage of income before taxes for the quarter ended June 30, 2007 was 31.9% compared with 39.3% for the quarter ended June 30, 2006. The lower effective tax rate for the quarter ended June 30, 2007 was primarily due to the impact of foreign tax rate differences, reduced state tax expense and the expected increased benefit from the domestic production deduction for federal income taxes.

Part I - Financial Information

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Net Sales:

	Six Months Ended June 30,
Segment	2007	2006	Change	% Change

Lawn & Garden	$166.1	$88.3	$77.8	88%
Material Handling - North America	$130.1	$122.1	$8.1	7%
Distribution	$97.0	$96.6	$0.4	0%
Auto & Custom	$89.7	$104.7	$(15.1)	(14)%
Intra-segment elimination	$(10.8)	$(11.9)	$1.1	9%

Total	$472.1	$399.8	$72.3	18%

     Net sales for the six months ended June 30, 2007 increased 18% to 472.1 million as compared to net sales of $399.8 million for the six months ended June 30, 2006. Net sales for the first six months of 2007 include net sales of approximately $80.7 million from the acquisition of ITML and approximately $14.1 million from the SASNA asset purchase.

     In the Lawn & Garden segment, net sales for the six months ended June 30, 2007 were $166.1 million, an increase of 88% compared to $88.3 million for the six months ended June 30, 2006. The primary reason for the increased sales in 2007 was the acquisition of ITML which provided net sales of approximately $80.7 million. In the Material Handling segment, sales for the six months ended June 30, 2007 were $130.1 million, an increase of 7% compared with the $122.1 million reported for the six months ended June 30, 2006. Net sales for the first six months of 2007 included contributions of $14.1 million from products obtained in the SASNA asset purchase.

     In the Distribution segment, net sales were relatively flat for the six months ended June 30, 2007 at $97.0 million compared with $96.6 million for the six months ended June 30, 2006. In the Auto & Custom segment, net sales for the six months ended June 30, 2007 were $89.7 million, a decrease of 14% from the $104.7 million reported for the six months ended June 30, 2006. The decrease in sales for the first six months of 2007 reflects the continued slowdown in automotive and heavy truck markets combined with our strategy of targeting strategic, niche market customers and selectively competing in the automotive sector.

Cost of Sales & Gross Profit:

	Six Months Ended June 30,
Cost of Sales and Gross Profit	2007	2006

Cost of sales	$340.5	$291.0
Gross profit	$131.6	$108.8
Gross profit as a percentage of sales	27.9%	27.2%

     Cost of sales for the six months ended June 30, 2007 increased to $340.5 million compared to $291.0 million for the first six months of 2006, while gross profit increased to $131.6 million in the first six months of 2007 compared with $108.8 million in the prior year. The increased cost of sales and gross profit in the current year resulted from higher sales volume, including the impact of acquisitions. Gross profit as a percentage of sales for the six months ended June 30, 2007 was 27.9% compared with 27.2% for the first six months of 2006. The improved gross profit margin in 2007 reflects the maintenance of strategic selling prices, more favorable product mix and productivity gains, which offset the negative impact of restructuring expenses related to consolidation of manufacturing facilities and purchase accounting adjustments on ITML and SASNA inventories totalling $4.4 million in the aggregate.

Part I - Financial Information

Selling, General and Administrative (SG&A) Expenses:

	Six Months Ended June 30,
SG&A Expenses	2007	2006	Change

SG&A expenses	$96.5	$73.1	$23.4
SG&A expenses as a percentage of sales	20.4%	18.3%	2.1%

     SG&A expenses increased $23.4 million in the first six months of 2007 to $96.5 million compared with $73.1 million in the first six months of 2006. As a percent of sales, SG&A expense increased to 20.4% for the first six months of 2007 compared to 18.3% in the prior year period. The increase in current year expense resulted from the acquisition of ITML which accounted for $16.9 million of expenses in 2007, including foreign currency transaction losses of $3.4 million and a loss of $0.7 million related to fair value accounting for an embedded utility contract derivative. In addition, expenses for the first six months of 2007 include $2.2 million related to the Company's Merger Agreement.

Net Interest Expense:

	Six Months Ended June 30,
Net Interest Expense	2007	2006	Change	% Change

Net Interest expense	$8.0	$8.2	$(0.2)	(2%	)
Outstanding borrowings	$245.3	$234.9	$10.4	4.4%
Average borrowing rate	6.19%	6.59%	(.40%)	(6.1%	)

     Net interest expense for the six months ended June 30, 2007 was $8.0 million, a slight decrease of 2% compared to net interest expense of $8.2 million for the first six months of 2006. The reduction of interest expense for the first six months of 2007 reflects lower interest rates in the current year which more than offset the impact of slightly higher outstanding borrowings.

Income Before Taxes:

	Six Months Ended June 30,
Segment	2007	2006	Change	% Change

Lawn & Garden	$9.9	$8.9	$(1.0)	11%
Material Handling - North America	$21.9	$16.9	$5.1	30%
Distribution	$10.0	$10.3	$(0.3)	(3%)
Auto & Custom	$5.7	$8.6	$(2.9)	(34%)
Corporate and interest	$(20.4)	$(17.1)	$(3.3)	(19%)

Total	$27.1	$27.5	$(0.4)	(2%)

     Income before taxes was $27.1 million for the six months ended June 30, 2007 compared to $27.5 million for the first six months of 2006. The decrease in income before taxes was primarily the result of: (1) restructuring expenses and the impact of purchase accounting adjustments on inventories aggregating approximately $5.2 million: (2) foreign currency transaction losses of approximately $3.4 million related to the increased strength of Canadian currency compared with U.S. currency; (3) expenses of approximately $2.2 million related to the Merger Agreement; and (4) loss of approximately $0.7 million related to fair value accounting for an embedded utility contract derivative.

Part I - Financial Information

     In the Lawn & Garden segment, income before taxes was $9.9 million for the six months ended June 30, 2007, an increase of 11% compared to $8.9 million in the first six months of 2006. The improved profitability in this segment resulted from higher sales and improved pricing which more than offset the negative impact of $3.4 million in foreign currency transaction losses and the loss of $0.7 million related to fair value accounting of an embedded utility contract derivative. In the Material Handling segment, income before taxes for the six months ended June 30, 2007 increased 30% to $21.9 million compared with $16.9 million for the first six months of 2006. The key factors affecting profitability in this segment were favorable product mix, maintenance of strategic selling prices to offset raw material costs and productivity gains, which offset the negative impact of $2.7 million in restructuring and severance expenses.

     In the Distribution segment, income before taxes was $10.0 million for the six months ended June 30, 2007 compared with $10.3 million for the first six months of 2006. Net sales and income before taxes were both essentially flat over the first six months of 2007 as compared to 2006. In the Auto & Custom segment, income before taxes for the six months ended June 30, 2007 was $5.7 million compared with $8.6 million for the first six months of 2006. This decrease in profitability was primarily the result of lower sales based on slowdowns in the automotive and heavy truck markets combined with our strategic selling initiatives which were reducing volumes in the short term but designed to improve profitability over the long term.

Income Taxes:

	Six Months Ended June 30,
Consolidated Income Taxes	2007	2006

Income before taxes	$27.1	$27.5
Income taxes	$9.8	$10.4
Effective tax rate	36.3%	37.7%

     Income taxes as a percentage of income before taxes was 36.3% for the six months ended June 30, 2007 compared to 37.7% for the same period in 2006. The lower effective tax rate in 2007 was due to the impact of foreign tax rate differences, reduced state tax expense and the expected increased benefit from the domestic production deduction for federal income taxes.

Liquidity and Capital Resources

     Cash provided from operating activities of continuing operations was $44.5 million for the six months ended June 30, 2007 compared with $28.1 million for the same period in 2006. The increase of $16.4 million was primarily the result of cash provided by working capital of $9.6 million for the six months ended June 30, 2007 compared with cash used for working capital of $3.6 in the prior year period. Income from continuing operations was $17.3 million for the six months ended June 30, 2007, a slight increase from the $17.1 million for the same period in 2006. Depreciation, amortization and non cash stock compensation was $18.9 million for the first six months of 2007, an increase of $4.2 million compared with the $14.7 million in the first six months of 2006. The increase in cash provided by working capital was primarily the result of $7.4 million provided by accounts receivable and $10.7 million provided from inventories in 2007 compared with $0.3 million provided by accounts receivable and $4.1 million provided by inventories in 2006. The increase in cash provided by working capital reflects the increased seasonal impact of our Lawn & Garden segment due to the acquisition of ITML combined with ongoing initiatives to improve working capital utilization. Total debt at June 30, 2007 was $245.3 million compared with $201.5 million at December 31, 2006. At June 30, 2007, working capital was $177.7 million and our current ratio was 2.6 compared with working capital of $172.8 million and a current ratio of 2.3 at December 31, 2006.

Part I - Financial Information

     Capital expenditures were $5.9 million for the six months ended June 30, 2007 and are expected to be in the range of $15 to $20 million for the year. In addition, cash of $96.2 million was used in the acquisition of businesses. As of June 30, 2007, the Company had approximately $115 million available under the terms of its Credit Agreement. Management believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on variable rate debt levels at June 30, 2007, if market rates increase one percent, the Company's interest expense would increase approximately $1.5 million.

       Some of the Company's subsidiaries operate in foreign countries and, as such, their financial results are subject to the variability that arises from exchange rate movements. Based on the acquisition of ITML, the Company's exposure to foreign currency fluctuations has increased, primarily due to sales made in Canada to customers in the United States denominated in U.S. dollars. The Company believes that foreign currency exchange rate fluctuations do not represent a significant market risk due to the nature of the foreign countries in which we operate, primarily Canada, as well as the size of those foreign operations relative to the Company as a whole. At present, the Company does not have any derivative instruments in place to hedge the financial statement or cash flow effects related to foreign currency fluctuations.

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

Part II - Other Information

Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 27, 2007, and the following matters were voted on at that meeting.
1.	At the meeting, nine Directors were elected. The results of this voting are as follows:

Name of Director	Votes for	Votes Withheld

Keith A. Brown	31,956,372	363,068
Vincent C. Byrd	31,977,417	342,023
Richard P. Johnston	27,905,295	4,414,145
Edward W. Kissel	28,261,219	4,058,221
Stephen E. Myers	31,661,609	657,831
John C. Orr	31,535,286	784,154
Richard L. Osborne	27,864,145	4,455,295
Jon H. Outcalt	27,895,274	4,424,166
Robert A. Stefanko	32,086,922	232,518

2.	Proposal to ratify the appointment of KPMG LLP as the Company's independent auditor.

	For	28,403,326
	Against	3,870,079
	Abstain	46,034

Item 6.     Exhibits

            (a)  Exhibits

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

Date:	August 8, 2007	By:	/s/ Donald A. Merril

Donald A. Merril
Vice President and Chief Financial
Officer (Duly Authorized Officer
and Principal Financial and
Accounting Officer)

Exhibit Index
2(a)

Stock Purchase Agreement among Myers Industries, Inc. ITML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**

2(b)

Stock Purchase Agreement among Myers Industries, Inc. ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on January 16, 2007.**

2(c)

Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20, 2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**

2(d)

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

** Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.