Form 10-Q
period 2007-09-30
MYERS INDUSTRIES INC
filed 2007-11-09
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   X   .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 31, 2007

Common Stock, without par value	35,178,297 shares

Table of Contents
Part I -- Financial Information
Item 1. Financial Statements
Condensed Statements of Consolidated Financial Position
Condensed Statements of Consolidated Income
Condensed Statements of Consolidated Cash Flows
Condensed Statement of Consolidated Shareholders' Equity
Notes to Condensed Consolidated Financial Statements
,Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk,
Item 4. Controls and Procedures
Part II -- Other Information
Item 4. Submission of Matters to a vote of Security Holders
Item 6. Exhibits
Signature
Exhibit 21
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32

Part I - Financial Information

Item 1.  Financial Statements

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of September 30, 2007 and December 31, 2006

Assets	September 30, 2007	December 31, 2006

Current Assets
Cash	$7,588,256	$6,637,389
Accounts receivable-less allowances of $4,609,000 and $2,595,000, respectively	132,145,020	98,830,002

Inventories
Finished and in-process products	85,000,456	57,007,218
Raw materials and supplies	44,290,231	29,789,656

	129,290,687	86,796,874

Prepaid expenses	6,786,274	5,776,187
Deferred income taxes	5,229,079	4,240,386
Current assets of discontinued operations	-0-	105,242,416

Total Current Assets	281,039,316	307,523,254

Other Assets
Goodwill	173,601,084	162,214,948
Patents and other intangible assets	28,609,021	5,970,381
Other	3,672,070	3,433,410
Long term assets of discontinued operations	-0-	31,540,786

	205,882,175	203,159,525
Property, Plant and Equipment, at Cost
Land	6,037,748	4,710,378
Buildings and leasehold improvements	84,027,523	78,859,310
Machinery and equipment	488,808,120	332,283,970

	578,873,391	415,853,658
Less allowances for depreciation and amortization	354,410,468	264,553,217

	224,462,923	151,300,441

	$711,384,414	$661,983,220

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of September 30, 2007 and December 31, 2006

Liabilities and Shareholders' Equity	September 30, 2007	December 31, 2006

Current Liabilities
Accounts payable	$68,727,557	$48,111,122
Accrued expenses
Employee compensation	17,761,200	18,535,357
Taxes, other than income taxes	2,646,968	2,326,865
Accrued interest	2,467,664	420,355
Other	22,765,942	20,307,699
Current portion of long-term debt	3,664,840	3,235,058
Current liabilities of discontinued operations	-0-	41,790,763

Total Current Liabilities	118,034,171	134,727,219

Long-term Debt, less current portion	223,188,909	198,274,578
Other Liabilities	4,138,932	4,447,222
Deferred Income Taxes	53,211,869	35,400,520
Long term liabilities of discontinued operations	-0-	8,475,063

Shareholders' Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,167,792 and 35,067,230 shares, respectively)	21,409,285	21,347,941
Additional paid-in capital	273,044,549	270,836,471
Accumulated other comprehensive income	11,672,764	12,497,362
Retained income (deficit)	6,683,935	(24,023,156)

	312,810,533	280,658,618

	$711,384,414	$661,983,220

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Income (Unaudited)

For The Three Months Ended	For The Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net sales	$213,920,711	$185,838,030	$686,012,813	$585,654,483

Cost of sales	162,134,392	138,818,264	502,633,129	429,868,029

Gross profit	51,786,319	47,019,766	183,379,684	155,786,454

Selling, general and administrative expenses	45,356,323	36,100,274	141,882,614	109,195,571

Operating income	6,429,996	10,919,492	41,497,070	46,590,883

Interest expense, net	3,945,119	4,022,429	11,932,476	12,173,246

Income from continuing operations before income taxes	2,484,877	6,897,063	29,564,594	34,417,637

Income taxes	980,000	2,662,960	10,809,000	13,038,470

Income from continuing operations	1,504,877	4,234,103	18,755,594	21,379,167

Income (Loss) from discontinued operations, net of tax	-0-	1,822,327	17,787,645	(104,503,385)

Net income (loss)	$1,504,877	$6,056,430	$36,543,239	$(83,124,218)

Income (loss) per common share
Basic
Continuing operations	$.04	$.12	$.53	$.61
Discontinued	.00	.05	.51	(2.99)

Net income (loss) per common share	$.04	$.17	$1.04	$(2.38)

Diluted
Continuing operations	$.04	$.12	$.53	$.61
Discontinued	.00	.05	.50	(2.98)

Net income (loss) per common share	$.04	$.17	$1.04	$(2.37)

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	September 30, 2007	September 30, 2006

Cash Flows From Operating Activities
Net income (loss)	$36,543,239	$(83,124,218)
Net (income) loss from discontinued operations	(1,886)	104,503,385
Items not affecting use of cash
Depreciation	26,249,402	20,294,920
Amortization of other intangible assets	2,612,129	1,318,936
Non cash stock compensation	986,760	300,621
Deferred taxes	(1,831,882)	(43,923)
Gain on sale of discontinued operations, net of tax	(17,785,760)	-0-
Cash flow provided by (used for) working capital
Accounts receivable	17,123,684	(2,201,852)
Inventories	9,491,344	1,397,398
Prepaid expenses	(90,143)	(2,945,659)
Accounts payable and accrued expenses	(6,095,682)	(1,730,681)

Net-cash provided by operating activities of continuing operations	67,201,205	37,768,927
Net cash (used for) provided by operating activities of discontinued operations	(2,016,769)	6,900,503

Net cash provided by operating activities	65,184,436	44,669,430

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	(96,223,113)	-0-
Additions to property, plant and equipment	(12,536,671)	(8,606,367)
Other	83,337	609,564

Net cash used for investing activities of continuing operations	(108,676,447)	(7,996,803)
Net cash provided by (used for) investing activities of discontinued operations	67,909,094	(107,243)

Net cash used for investing activities	(40,767,353)	(8,104,046)

Cash Flows From Financing Activities
Repayment of long term debt	(60,559,865)	-0-
Net borrowing (repayment) of credit facility	14,473,982	(26,536,004)
Cash dividends paid	(5,534,148)	(5,332,717)
Proceeds from issuance of common stock	1,130,548	2,059,364
Tax benefit from options exercised	152,114	290,000
Deferred financing costs	(14,212)	-0-

Net cash used for financing activities of continuing operations	(50,351,581)	(29,519,357)
Net cash used for financing activities of discontinued operations	(224,445)	(239,504)

Net cash used for financing activities	(50,576,026)	(29,758,861)

Foreign Exchange Rate Effect on Cash	23,500	641,952

Net (decrease) increase in cash	(26,135,443)	7,448,475

Cash at January 1 ($27,086,311 included in discontinued operations at January 1, 2007)	33,723,700	19,159,220

Cash at September 30 ($20,091,833 included in discontinued operations at September 30, 2006)	$7,588,257	$26,607,695

See notes to unaudited condensed consolidated financial statements.

Part I - Financial Information

Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2007

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Income (Deficit)

December 31, 2006	$21,347,941	$270,836,471	$12,497,362	($24,023,156)

Net income				36,543,239

Realized gain on sale of discontinued operations of amounts previously recognized in AOCI			(10,732,635)

Foreign currency translation adjustment			9,908,037

Common Stock issued	61,344	1,069,204

Stock based compensation		986,760

Tax benefit stock options		152,114

Dividends - $.16 per share				(5,534,148)

Adoption of FIN 48				(302,000)

September 30, 2007	$21,409,285	$273,044,549	$11,672,764	$6,683,935

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

        In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, and the results of operations and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2007.

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

On March 8, 2007, the Company acquired select equipment, molds and inventory related to the Xytec and Combo product lines of Schoeller Arca Systems Inc., a subsidiary of Schoeller Arca Systems N.V., in North America ("SASNA"). These product lines include collapsible bulk containers used for diverse shipping and handling applications in markets from manufacturing to food to liquid transport. The acquired business had 2006 annual sales of approximately $50 million. The total purchase price was approximately $41.6 million, some of which has been allocated to intangible assets including patents, customer relationships and technology with lives ranging from nine to ten years.

The results for both ITML and SASNA product lines are included in the consolidated results of operations from the date of acquisition. ITML is included in the Company's Lawn and Garden segment and the SASNA product lines are included in the Material Handling - North America segment. During the quarter ended September 30, 2007 the ITML purchase accounting was further refined resulting in an allocation of purchase price to intangible assets and property, plant and equipment and adjusting related goodwill by approximately $12.8 million. As a result, additional depreciation and amortization expense of approximately $1.0 million was recorded in the quarter ended September 30, 2007 related to these purchase accounting adjustments. The final purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when appraisals, other studies and additional information are finalized. The preliminary allocation of the purchase price and the estimated goodwill and other intangibles are as follows:

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

(Amounts in thousands)
	ITML	Schoeller Arca

Assets acquired:
Accounts receivable	$45,252	$-0-
Inventory	37,107	8,825
Property, plant & equipment	58,761	18,100
Intangibles	8,800	14,700
Other	4,409	-0-

	154,329	41,625

Liabilities assumed:
Accounts payable and accruals	(26,134)	-0-
Debt	(64,570)	-0-
Deferred Income Taxes	(19,210)	-0-

	(109,914)	-0-

Goodwill	10,183	-0-

Total consideration	$54,598	$41,625

The results of ITML operations are included in the Company's consolidated results of operations from January 9, 2007, the date of acquisition and are reported in the Company's lawn and garden segment. The following unaudited pro forma information presents a summary of consolidated results of operations for the Company including ITML as if the acquisition had occurred January 1, 2006.

(Amounts in thousands, except per share)	Nine months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2006

Net Sales	$690,568	$222,866	$711,630
Income from Continuing Operations	18,760	2,640	19,166
Income from Continuing Operations per basic and diluted share	..53	..07	..55

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

	Severance and Personnel	Contract Termination Fees	Total

Balance at January 9, 2007	$2,727	$241	$2,968
Provision	-0-	-0-	-0-
Less: Payments	(328)	-0-	(328)

Balance at September 30, 2007	$2,399	$241	$2,640

     Restructuring Activities

In the second quarter of 2007, the Company approved and adopted a plan to consolidate existing production facilities. Under the terms of the consolidation plan, the Dawson Springs, Kentucky manufacturing facility, included in the Company's Material Handling segment, will be permanently closed and production capabilities and product lines will be shifted to the Company's other existing manufacturing facilities in North America. Production at the Dawson Springs, Kentucky, facility is expected to cease by the end of 2007 and the closure is expected to result in the termination of approximately 95 employees. Total costs related to closing the Dawson Springs facility are expected to be approximately $2.4 million. As of September 30, 2007 approximately $1.9 million has been expensed in connection with the Dawson Springs closing, including the $1.1 million accrued below.

The accrued liability balance for severance and exit costs is included in Other Accrued Expenses on the accompanying condensed statement of consolidated financial position. Activity related to the Dawson Springs restructuring liability for the three months ended September 30, 2007 consisted of:

	Severance and Personnel	Other Exit Costs	Total

Balance at June 30, 2007	$1,038	$90	$1,128
Provision	(101)	-0-	(101)
Less: Payments	(673)	-0-	(673)

Balance at September 30, 2007	$264	$90	$354

     Discontinued Operations

        In the third quarter of 2006, the Company's Board of Directors approved the plan for divestiture of the Company's Material Handling - Europe business segment. On October 20, 2006, the Company entered into a definitive agreement to sell these businesses and the sale was completed on February 1, 2007 with net proceeds of approximately $68.1 million received. Included in net income for the nine months ended September 30, 2007 was a gain of approximately $17.8 million from the disposition of these businesses.

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

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

     Goodwill

The change in goodwill for the nine months ended September 30, 2007 is as follows:

(Amounts in thousands)
Segment	Balance at January 1, 2007	Acquisitions	Foreign Currency Translation	Impairment	Balance at September 30, 2007

Distribution	$214	-0-	-0-	-0-	$214
Material Handling - North America	30,383	-0-	-0-	-0-	30,383
Automotive and Custom	60,074	-0-	-0-	-0-	60,074
Lawn and Garden	71,544	10,183	1,203	-0-	82,930

Total	$162,215	$10,183	$1,203	-0-	$173,601

 Net Income Per Share

        Net income per share, as shown on the Condensed Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average common shares outstanding
Basic	35,158,180	35,013,015	35,129,077	34,952,119
Dilutive effect of stock options	149,496	131,159	119,477	123,792

Weighted average common shares outstanding - diluted	35,307,676	35,144,174	35,248,554	35,075,911

Stock Compensation

        In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors options to purchase common stock of the Company at the closing market price on the date of grant. In April 2006, the shareholders approved an amendment to the Plan which provides that, in addition to stock options, grants of restricted stock, stock appreciation rights and other forms of equity compensation consistent with the Plan may be made. Annual grants may not exceed two percent of the total shares of outstanding common stock. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant. At September 30, 2007, there were 741,350 shares available for future grant under the plan.

      Stock compensation expense under SFAS No. 123R reduced income before taxes approximately $329,000 and $193,000 for the three months ended September 30, 2007 and 2006, respectively. Stock compensation expense was approximately $987,000 and $301,000 for the nine months ended September 30, 2007 and 2006. These expenses are included in SG&A expenses in the accompanying Condensed Statements of Consolidated Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at September 30, 2007 was approximately $2.7 million, which will be recognized over the next four years, or just prior to the Merger with MYEH Corporation, assuming consummation of the Merger.

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

The following table summarizes the stock option activity for the nine months ended September 30, 2007:

	Shares	Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value

Outstanding at December 31, 2006	781,219	$13.52
Options Granted	23,000	18.62
Options Exercised	(79,871)	9.84
Cancelled or Forfeited	(51,526)	13.73

Outstanding at September 30, 2007	672,822	$14.12	8.08	$3,835,085

Exercisable at September 30, 2007	338,363	$12.68	8.03	$2,415,912

        In addition, at September 30, 2007 the Company has 63,000 shares of restricted stock outstanding. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the nine months ended September 30, 2007 and 2006 was approximately $716,000 and $1.6 million, respectively.

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

Since its adoption on January 1, 2007, no material changes have occurred in the liability for unrecognized tax benefits during the nine months ended September 30, 2007.

As of September 30, 2007, the Company and its significant subsidiaries are subject to examination for years after 2003 in Canada, United States and certain states within the United States. The Company is also subject to examinations after 2004 in France, United Kingdom and remaining states within the United States.

     Recent Pronouncements

In October 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adoption of SFAS No. 157 on the consolidated financial statements.

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

     Supplemental Disclosure of Cash Flow Information

        The Company made cash payments for interest of $2,332,000 and $2,771,000 for the three months ended September 30, 2007 and 2006, respectively. Cash payments for interest totaled $10,047,000 and $8,761,000 for the nine months ended September 30, 2007 and 2006. Cash payments for income taxes were $3,909,000 and $5,028,000 for the three months ended September 30, 2007 and 2006, respectively. Cash payments for income taxes were $9,640,000 and $17,707,000 for the nine months ended September 30, 2007 and 2006.

     Comprehensive Income

        The Company's December 31, 2006 Annual Report on Form 10-K correctly reported the effect of adopting SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Post retirement Plans", in the rollforward of Accumulated Other Comprehensive Income ("AOCI"); however, it incorrectly included the effect in the presentation of Other Comprehensive Income ("OCI"). The effect of adopting SFAS 158 should not have impacted OCI. As a result, OCI was understated by $2.9 million for the year ended December 31, 2006. The Company's intent is to correct the presentation of OCI in the next Form 10-K filing.

        An unaudited summary of comprehensive income for the three months and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Net income (loss)	$1,505	$6,056	$36,543	$(83,124)
Other comprehensive income
Realized gain on sale of discontinued operations of amounts previously recognized in OCI	0	0	(10,733)	0
Foreign currency translation adjustment	5,812	(678)	9,908	13,763

Comprehensive income (loss)	$7,317	$5,378	$35,718	$(69,361)

    Retirement Plans

        For the Company's two defined benefit pension plans included in continuing operations, the net periodic benefit cost for the nine months ended September 30, 2007 and 2006 was as follows:

Part I - Financial Information

Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$30,557	$37,500	$91,672	$112,500
Interest cost	80,679	86,250	242,036	258,750
Expected return on assets	(107,001)	(102,500)	(321,002)	(307,500)
Amortization of prior service cost	1,003	2,400	3,009	7,200
Amortization of net loss	1,979	9,250	5,936	27,750

Net periodic pension cost	$7,217	$32,900	$21,651	$98,700
Curtailment loss	67,662	-0-	67,662	-0-

Total pension cost	$74,879	$32,900	$89,313	$98,700

    The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it did not expect to make a contribution to its defined benefit plans in 2007, however, contributions of $192,000 have been made. The Company does not anticipate making any additional payments to fund its defined benefit plans in 2007.

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

We will seek to settle any enforcement issues arising from these matters, however, at this time we cannot reasonably estimate its potential liability and, therefore, as of September 30, 2007, and the date of this filing, the Company has not recorded any provision for any resulting settlements or potential fines or penalties. Based in part upon the manner in which these matters were resolved with the DOJ and BIS, management believes that this liability, although possible, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Further, the Company believes that the practices in questions have no effect on previously filed financial statements, and that the final findings from the investigation will not lead to any restatement of reported financial results.

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Net Sales	2007	2006	2007	2006

Distribution	$52,151	$50,744	$149,179	$147,368
Material Handling - North America	66,808	59,807	196,933	181,874
Automotive & Custom	41,614	49,776	131,293	154,517
Lawn & Garden	58,866	31,390	224,923	119,697
Intra-segment elimination	(5,518)	(5,879)	(16,315)	(17,802)

Sales from continuing operations	$213,921	$185,838	$686,013	$585,654

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income (Loss) Before Income Taxes	2007	2006	2007	2006

Distribution	$5,702	$5,806	$15,684	$16,119
Material Handling - North America	9,234	7,371	31,171	24,228
Automotive and Custom	1,862	3,425	7,561	12,001
Lawn and Garden	(4,652)	(1,995)	5,227	6,889
Corporate	(5,716)	(3,688)	(18,146)	(12,646)
Interest expense-net	(3,945)	(4,022)	(11,932)	(12,173)

Income from continuing operations before income taxes	$2,485	$6,897	$29,565	$34,418

Part I - Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Results of Operations

Comparison of the Third Quarter of 2007 to the Third Quarter of 2006
(Amounts in millions)

Net Sales:

	Quarter Ended September 30,
Segment	2007	2006	Change	% Change

Lawn & Garden	$58.9	$31.4	$27.5	88%
Material Handling - North America	66.8	59.8	7.0	12%
Distribution	52.2	50.7	1.5	3%
Auto & Custom	41.6	49.8	(8.2)	(16%	)
Intra-segment elimination	(5.5)	(5.9)	0.4	7%

Total	$213.9	$185.8	$28.1	15%

     Net sales from continuing operations for the third quarter ended September 30, 2007 increased 15% to $213.9 million, as compared to net sales of $185.8 million for the third quarter ended September 30, 2006. Net sales in the third quarter of 2007 include net sales of approximately $29.5 million from the acquisition of ITML, which was completed in January 2007, and net sales of approximately $8.0 million from the purchase of strategic assets of SASNA, which was completed in March 2007. Net sales, excluding the acquisitions, decreased by $9.4 million in the third quarter of 2007 as compared to the prior year, primarily due to initiatives to improve long term results by exiting non-strategic, lower margin business, coupled with continued slowdowns in certain markets, including automotive, heavy truck and tire service.

     During the third quarter of 2007, we experienced increased sales in our Lawn & Garden, Material Handling and Distribution segments. In the Lawn & Garden segment, net sales for the third quarter of 2007 were $58.9 million, an increase of 88% as compared to $31.4 million in the third quarter of 2006. The increased sales in Lawn & Garden were primarily due to the sales of $29.5 million from the acquisition of ITML, although strong regionalized price competition across grower markets and ongoing revisions to retail customer needs were negative factors impacting sales in this segment. In addition, extreme heat and drought conditions in the Southeastern and Western U.S. combined to reduce sales volume. In the Material Handling segment, net sales for the third quarter of 2007 were $66.8 million, an increase of 12% as compared to $59.8 million in the third quarter of 2006. Net sales in the third quarter of 2007 reflect an increase in sales of reusable container systems, primarily due to the addition of $8.0 million in sales of bulk container systems from the SASNA asset purchase.

     In the Distribution segment, sales were up 3% to $52.2 million in the third quarter of 2007 compared to $50.7 million in the third quarter of 2006. Sales in the current year period were positive despite the slowdown in certain key markets, driven by soft demand for the tire service and replacement passenger and truck tires, as well as the effect of higher fuel prices. In the Auto & Custom segment, net sales for the third quarter of 2007 were $41.6 million, a decrease of 16% compared to the $49.8 million in the third quarter of 2006. The sales decline in this segment resulted from our strategy of continuing to target strategic, niche market customers with higher value product lines and selectively competing in the automotive sector. Continued slowdowns in the automotive, heavy truck, tire repair markets, as well as the housing market downturn - all trends which are expected to continue in the short term - have also suppressed current year sales in this segment.

Part I - Financial Information

Cost of Sales & Gross Profit:

	Quarter Ended September 30,
Cost of Sales and Gross Profit	2007	2006

Cost of sales	$162.1	$138.8
Gross profit	51.8	47.0
Gross profit as a percentage of sales	24.2%	25.3%

     Cost of sales increased to $162.1 million in the third quarter of 2007 from $138.8 million in the third quarter of 2006, while gross profit increased to $51.8 million in the third quarter of 2007 compared to $47.0 in the third quarter of 2006. The increased cost of sales and gross profit in the current year resulted from higher sales volumes. Gross profit as a percent of sales declined to 24.2% in the third quarter of 2007 compared to 25.3% for the third quarter of 2006. The decline in gross profit margin in the third quarter of 2007 was primarily the result of restructuring expenses related to closing several manufacturing facilities combined with the impact of purchase accounting adjustments related to the acquisition of ITML aggregating $2.0 million.

Selling, General and Administrative ("SG&A") Expenses:

	Quarter Ended September 30,
SG&A Expenses	2007	2006	Change

SG&A expenses	$45.4	$36.1	$9.3
SG&A expenses as a percentage of sales	21.2%	19.4%	1.8%

     SG&A expenses increased $9.3 million in the third quarter of 2007 compared to the third quarter of 2006. As a percent of sales, SG&A expenses for the quarter increased to 21.2% compared to 19.4% in 2006. The increase was primarily the result of the acquisition of ITML which accounted for $8.1 million of SG&A expenses in the third quarter of 2007, including foreign currency transaction losses of $1.3 million resulting from the increased strength of Canadian currency compared to the U.S. dollar and $0.3 million related to amortization of purchase accounting intangible assets. In addition, the third quarter of 2007 included $1.1 million of costs related to the Company's pending acquisition and merger with MYEH Corporation.

Net Interest Expense:

	Quarter Ended September 30,
Net Interest Expense	2007	2006	Change	% Change

Net interest expense	$3.9	$4.0	(0.1)	(3%	)
Outstanding borrowings	226.9	225.1	1.8	1%
Average borrowing rate	6.88%	7.08%	(0.2)	(3%	)

     Net interest expense for the third quarter of 2007 was $3.9 million, a slight decrease compared with net interest expense of $4.0 million recorded in the third quarter of 2006. The decrease in net interest expense was the result of lower interest rates which offset the effect of slightly higher average borrowings.

Part I - Financial Information

Income Before Taxes:

	Quarter Ended September 30,
Segment	2007	2006	Change	% Change

Lawn & Garden	$(4.7)	$(2.0)	$(2.7)	(135%	)
Material Handling - North America	9.2	7.4	1.8	24%
Distribution	5.7	5.8	(0.1)	(2%	)
Auto & Custom	1.9	3.4	(1.5)	(44%	)
Corporate and interest	(9.7)	(7.7)	(2.0)	(26%	)

Total	$2.5	$6.9	$(4.4)	(64%	)

     Income from continuing operations before taxes was $2.5 million for the third quarter of 2007 compared to $6.9 million for the third quarter of 2006, as the Company experienced a decline in profitability in three of its segments in the current year period. The decrease in income before taxes for the third quarter of 2007 is primarily the result of: (1) restructuring expenses and the impact of purchase accounting adjustments aggregating approximately $2.3 million; (2) foreign currency transaction losses of approximately $1.3 million related to the increased strength on Canadian currency compared with U.S. currency; (3) expenses of approximately $1.1 million related to the merger transaction.

     In the Lawn & Garden segment, the loss of $4.7 million for the third quarter of 2007 compared with a loss of $2.0 million in 2006 was primarily the result of the foreign currency transaction losses of $1.3 million as well as restructuring and ITML purchase accounting adjustments totalling $1.4 million. In the Material Handling segment, the increase in income before taxes to $9.2 million in the third quarter of 2007 compared to $7.4 million in 2006 was the result of higher sales, favorable product mix, maintenance of strategic selling prices and productivity gains which more than offset the negative effects of $0.9 million restructuring charges recorded in the quarter.

     Income before taxes in the Distribution segment for the third quarter of 2007 was $5.7 million, essentially unchanged as compared to $5.8 million in the third quarter of 2006. Income before taxes in the Auto & Custom segment for the third quarter of 2007 was $1.9 million, a decrease of 44% as compared to the $3.4 million in the third quarter of 2006. The decrease in Auto & Custom profitability reflects the impact of reduced volume on capacity utilization and manufacturing cost as a result of strategic selling initiatives which are reducing volumes in the short term but designed to improve profitability over the long term.

Income Taxes:

	Quarter Ended September 30,
Consolidated Income Taxes	2007	2006

Income before taxes	$2.5	$6.9
Income taxes	1.0	2.7
Effective tax rate	39.4%	38.6%

     The Company's income tax rate as a percentage of income before taxes for the quarter ended September 30, 2007 was 39.4% compared with 38.6% for the quarter ended September 30, 2006. The higher overall net effective tax rate for the quarter ended September 30, 2007 was primarily due to the increased impact of foreign tax rate differences, and the cumulative impact on the quarter from increasing the expected effective rate for 2007 from 36.1% to 36.6%.

Part I - Financial Information

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Net Sales:

	Nine Months Ended September 30,
Segment	2007	2006	Change	% Change

Lawn & Garden	$224.9	$119.7	$105.2	88%
Material Handling - North America	196.9	181.9	15.0	8%
Distribution	149.2	147.4	1.8	1%
Auto & Custom	131.3	154.5	(23.2)	(15%	)
Intra-segment elimination	(16.3)	(17.8)	1.5	8%

Total	$686.0	$585.7	$100.3	17%

     Net sales for the nine months ended September 30, 2007 increased 17% to $686.0 million as compared to net sales of $585.7 million for the nine months ended September 30, 2006. Net sales for the first nine months of 2007 include net sales of approximately $110.2 million from the acquisition of ITML and approximately $22.4 million from the SASNA asset purchase.

     In the Lawn & Garden segment, net sales for the nine months ended September 30, 2007 were $224.9 million, an increase of 88% compared to $119.7 million for the nine months ended September 30, 2006. The primary reason for the increased sales in 2007 was the acquisition of ITML which provided net sales of approximately $110.2 million. In the Material Handling segment, sales for the nine months ended September 30, 2007 were $196.9 million, an increase of 8% compared with the $181.9 million reported for the nine months ended September 30, 2006. Net sales for the first nine months of 2007 included net sales of $22.4 million from products obtained in the SASNA asset purchase.

     In the Distribution segment, net sales were relatively flat for the nine months ended September 30, 2007 at $149.2 million compared with $147.4 million for the nine months ended September 30, 2006. In the Auto & Custom segment, net sales for the nine months ended September 30, 2007 were $131.3 million, a decrease of 15% from the $154.5 million reported for the nine months ended September 30, 2006. The decrease in net sales for the first nine months of 2007 reflects the continued slowdown in automotive and heavy truck markets combined with our strategy of targeting strategic, niche market customers and selectively competing in the automotive sector.

Cost of Sales & Gross Profit:

	Nine Months Ended September 30,
Cost of Sales and Gross Profit	2007	2006

Cost of sales	$502.6	$429.9
Gross profit	183.4	155.8
Gross profit as a percentage of sales	26.7%	26.6%

     Cost of sales for the nine months ended September 30, 2007 increased to $502.6 million compared to $429.9 million for the first nine months of 2006, while gross profit increased to $183.4 million in the first nine months of 2007 compared with $155.8 million in the prior year. The increased cost of sales and gross profit in the current year resulted from higher sales volume, including the impact of acquisitions. Gross profit as a percentage of sales for the nine months ended September 30, 2007 was 26.7% compared with 26.6% for the first nine months of 2006. The gross profit margin for the nine months ended September 30, 2007 was consistent with the prior year and reflects the maintenance of strategic selling prices, more favorable product mix and productivity gains, which offset the negative impact of restructuring expenses related to consolidation of manufacturing facilities and purchase accounting adjustments related to the acquisitions of ITML and SASNA totalling $6.6 million in the aggregate.

Part I - Financial Information

Selling, General and Administrative (SG&A) Expenses:

Nine Months Ended September 30,
SG&A Expenses	2007	2006	Change

SG&A expenses	$141.9	$109.2	$32.7
SG&A expenses as a percentage of sales	20.7%	18.6%

     SG&A expenses increased $32.7 million in the first nine months of 2007 to $141.9 million compared with $109.2 million in the first nine months of 2006. As a percent of sales, SG&A expense increased to 20.7% for the first nine months of 2007 compared to 18.6% in the prior year period. The increase in current year expense resulted from the acquisition of ITML which accounted for $24.9 million of expenses in 2007, including foreign currency transaction losses of $4.7 million and a loss of $0.6 million related to fair value accounting for an embedded utility contract derivative. In addition, expenses for the first nine months of 2007 include $3.3 million related to the Company's Merger Agreement.

Net Interest Expense:

	Nine Months Ended September 30,
Net Interest Expense	2007	2006	Change	% Change

Net Interest expense	$11.9	$12.2	$(.03)	(2%	)
Outstanding borrowings	226.9	225.1	1.8	1%
Average borrowing rate	6.30%	6.71%	(0.41)	(6%	)

     Net interest expense for the nine months ended September 30, 2007 was $11.9 million, a slight decrease of 2% compared to net interest expense of $12.2 million for the first nine months of 2006. The reduction of interest expense for the first nine months of 2007 reflects lower interest rates in the current year which more than offset the impact of slightly higher outstanding borrowings.

Income Before Taxes:

	Nine Months Ended September 30,
Segment	2007	2006	Change	% Change

Lawn & Garden	$5.2	$6.9	$(1.7)	(25%	)
Material Handling - North America	31.2	24.2	7.0	29%
Distribution	15.7	16.1	(0.4)	(2%	)
Auto & Custom	7.6	12.0	(4.4)	(37%	)
Corporate and interest	(30.1)	(24.8)	(5.3)	(21%	)

Total	$29.6	$34.4	$(4.8)	(14%	)

     Income before taxes was $29.6 million for the nine months ended September 30, 2007 compared to $34.4 million for the first nine months of 2006. The decrease in income before taxes was primarily the result of: (1) restructuring expenses and the impact of purchase accounting adjustments aggregating approximately $7.6 million: (2) foreign currency transaction losses of approximately $4.7 million related to the increased strength of Canadian currency compared with U.S. currency; (3) expenses of approximately $3.3 million related to the Merger Agreement; and (4) loss of approximately $0.6 million related to fair value accounting for an embedded utility contract derivative.

Part I - Financial Information

     In the Lawn & Garden segment, income before taxes was $5.2 million for the nine months ended September 30, 2007, a decrease of 25% compared to $6.9 million in the first nine months of 2006. The reduced profitability in this segment resulted from the negative impact of $4.7 million in foreign currency transaction losses, $3.4 million of restructuring and purchase accounting charges and the loss of $0.6 million related to fair value accounting of an embedded utility contract derivative. In the Material Handling segment, income before taxes for the nine months ended September 30, 2007 increased 29% to $31.2 million compared with $24.2 million for the first nine months of 2006. The key factors affecting profitability in this segment were favorable product mix, maintenance of strategic selling prices to offset raw material costs and productivity gains, which offset the negative impact of $3.6 million in restructuring and severance expenses.

     In the Distribution segment, income before taxes was $15.7 million for the nine months ended September 30, 2007 compared with $16.1 million for the first nine months of 2006. Net sales and income before taxes were both essentially flat over the first nine months of 2007 as compared to 2006. In the Auto & Custom segment, income before taxes for the nine months ended September 30, 2007 was $7.6 million compared with $12.0 million for the first nine months of 2006. This decrease in profitability was primarily the result of lower sales based on slowdowns in the automotive and heavy truck markets combined with our strategic selling initiatives which were reducing volumes in the short term but designed to improve profitability over the long term. In addition, restructuring expenses of $0.6 million were incurred in the auto and custom segment in the nine months ended September 30, 2007

Income Taxes:

	Nine Months Ended September 30,
Consolidated Income Taxes	2007	2006

Income before taxes	$29.6	$34.4
Income taxes	10.8	13.0
Effective tax rate	36.6%	37.9%

     Income taxes as a percentage of income before taxes was 36.6% for the nine months ended September 30, 2007 compared to 37.9% for the same period in 2006. The lower effective tax rate in 2007 was due to the impact of foreign tax rate differences, reduced state tax expense and the expected increased benefit from the domestic production deduction for federal income taxes.

Liquidity and Capital Resources

     Cash provided from operating activities of continuing operations was $67.2 million for the nine months ended September 30, 2007 compared with $37.8 million for the same period in 2006. The increase of $29.4 million was primarily the result of cash provided by working capital of $20.3 million for the nine months ended September 30, 2007 compared with cash used for working capital of $5.5 million in the prior year period. Income from continuing operations was $18.9 million for the nine months ended September 30, 2007, a decrease of $2.5 million from the $21.4 million for the same period in 2006. Depreciation, amortization and non cash stock compensation was $29.8 million for the first nine months of 2007, an increase of $7.9 million compared with the $21.9 million in the first nine months of 2006, primarily due to the acquisitions of ITML and SASNA. The increase in cash provided by working capital was primarily the result of $17.1 million provided by accounts receivable and $9.5 million provided from inventories in 2007 compared with $2.2 million used for accounts receivable and $1.4 million provided by inventories in 2006. The increase in cash provided by reduced accounts receivable and inventory reflects the increased seasonal impact of our Lawn & Garden segment in 2007, due primarily to the acquisition of ITML, combined with ongoing initiatives to improve working capital utilization. Total debt at September 30, 2007 was $226.9 million compared with $201.5 million at December 31, 2006. At September 30, 2007, working capital was $163.1 million and our current ratio was 2.4 compared with working capital of $172.8 million and a current ratio of 2.3 at December 31, 2006.

Part I - Financial Information

     Capital expenditures were $12.5 million for the nine months ended September 30, 2007 and are expected to be in the range of $15 to $20 million for the year. In addition, cash of $96.2 million was used in the acquisition of businesses. As of September 30, 2007, the Company had approximately $133 million available under the terms of its Credit Agreement. Management believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on variable rate debt levels at September 30, 2007, if market rates increase one percent, the Company's interest expense would increase approximately $1.2 million.

       Some of the Company's subsidiaries operate in foreign countries and, as such, their financial results are subject to the variability that arises from exchange rate movements. Based on the acquisition of ITML, the Company's exposure to foreign currency fluctuations has increased, primarily due to sales made in Canada to customers in the United States denominated in U.S. dollars. As of September 30, 2007, the Company had a foreign currency forward position to hedge U.S. dollar denominated loans of approximately $5 million recorded on the books of its subsidiary in Brazil. In addition, the Company is considering a systematic hedging program to limit its exposure to fluctuations in Canadian dollar exchange rates related to its operations in Canada.

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

Part II - Other Information

Item 4.     Submission of Matters to a Vote of Security Holders.

There was a special meeting of Shareholders held on July 23, 2007, and the following matters were voted on at that meeting.

1.     Proposal to adopt and approve the Agreement and Plan of Merger, dated as of April 24, 2007, by and among Myers, Myers Acquisition Corporation, an Ohio corporation and wholly owned subsidiary of Myers Holdings Corporation.

For	24,176,579
Against	2,938,660
Abstain	492,145

2. Proposal to adjourn or postpone the special meeting.
For	22,121,983
Against	4,955,718
Abstain	27,607,384

Item 6.     Exhibits

            (a)  Exhibits

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

Date:	November 9, 2007	By:	/s/ Donald A. Merril

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
10(i)

Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated October 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(j)

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
10(t)

Third Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.

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