Form 10-K
period 2007-12-31
MYERS INDUSTRIES INC
filed 2008-03-17
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2007: $621,178,608.

Indicate the number of shares outstanding of registrant’s common stock as of February 29, 2008: 35,189,062 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. Business

(a)	General Development of Business

Myers Industries, Inc. (the “Company”) was founded in Akron, Ohio, in 1933. The Company grew from the vision of two brothers, Louis and Meyer Myers, and a partnership based on a $620 loan, tire repair merchandise and a used truck. The new venture was named “Myers Tire Supply” and serviced tire dealers and retreaders through distribution of tools and supplies needed to grow their businesses. The Company expanded into manufacturing operations in the post-war 1940s and in 1963 was renamed Myers Industries, Inc. to reflect its diversity. In 1971, the Company went public, and the stock is traded today on the New York Stock Exchange under the ticker symbol MYE.

Still headquartered in Akron, Ohio, Myers Industries has grown from a small storefront into a premier, international manufacturing and distribution business. Today, the Company manufactures a diverse range of polymer products for industrial, agricultural, automotive, commercial and consumer markets. Myers Industries is a leader in the manufacturing of plastic reusable material handling containers and pallets and North America’s leading producer of plastic horticultural pots, trays and flower planters. Other principal product lines include plastic storage and organization containers, plastic and rubber OEM parts, rubber tire repair products and custom plastic and rubber products.

The Company is also the largest wholesale distributor of tools, equipment and supplies for the tire, wheel and undervehicle service industry in the United States. The distribution products range from tire balancers and alignment systems to valve caps, tire repair tools and other consumable service supplies.

As of March 10, 2008, the Company included: 25 manufacturing facilities and 43 distribution branches located throughout North, Central and South America; approximately 12,000 manufactured products and 10,000 distributed products; and more than 4,500 employees.

Serving customers around the world, products and related services from Myers Industries’ brands provide a wide range of performance benefits to customers in diverse niche markets. Some of these benefits include increasing productivity, lowering material handling costs, improving product quality, reducing labor costs, shortening assembly times, eliminating solid waste and increasing profitability. The Company’s business strategy — the “Strategic Business Evolution” — is focused on sustainable, profitable growth guided by five key operating principles: 1) Business Growth, 2) Customer Satisfaction, 3) Cost Control, 4) Organizational Development and 5) Positioning the Business for the Future. Applying these within our Strategic Business Evolution, the Company emphasizes:

•	Industry-leading innovation of niche, high margin products;

•	Being the low-cost provider of certain commodity products where our brands excel;

•	Achieving leadership in key product areas through breadth of offering, consistent quality and superior customer service;

•	Concentrating our efforts on niche markets where our capabilities create profit opportunities for our customers and ourselves;

•	Leveraging brand equity and capabilities to grow business with existing customers and cultivate new ones, particularly in emerging growth markets where we can deliver the greatest value and achieve the best returns;

•	Investing in new technologies and processes to reinforce customer satisfaction and market strength across our key business segments;

•	Succession plans through our management teams at all levels in the Company, ensuring the right people are in the right positions to grow;

•	Selective acquisitions as opportunities arise to enhance our leadership in key markets;

•	Potential divestiture of businesses with non-strategic products or markets, aligning our resources with the best avenues for long-term, profitable growth potential; and

•	Consolidation and rationalization initiatives to reduce costs and improve productivity within the Company’s manufacturing and distribution footprint.

The Company’s segments and brands are under continuous review for strategic fit and growth potential. The review process is dedicated to strengthening innovation, enhancing brand leadership in our markets, building strong customer relationships and positioning the Company to grow on a sustainable basis.

On April 24, 2007, Myers Industries, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MYEH Corporation, a Delaware corporation (the “Parent”) and MYEH Acquisition Corporation, an Ohio corporation (“MergerCo”). Under the terms of the Merger Agreement, MergerCo will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by GS Capital Partners, LP (GSCP) and other private equity funds sponsored by Goldman, Sachs & Co. In December 2007, an agreement was made to extend this date for consummating the Merger from December 15, 2007 to April 30, 2008. For additional information regarding this extension see the footnote titled Merger Agreement in the Financial Statements.

(b)	Financial Information About Segments

The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to the Consolidated Financial Statements under Item 8 of this report.

(c)	Description of Business

The Company conducts its business activities in four distinct business segments, including three in manufacturing and one in distribution. The manufacturing segments consist of: North American Material Handling, Lawn and Garden, and Automotive and Custom. During the year ended December 31, 2006, the Company also included one other manufacturing segment, European Material Handling, which was moved to discontinued operations status in the third quarter of 2006 after we publicly disclosed our intent to divest their business. The businesses in that segment were subsequently sold in February 2007.

In our manufacturing segments, we design, manufacture, and market a variety of plastic and rubber products. These range from plastic reusable material handling containers and small parts storage bins to plastic horticultural pots and hanging baskets, decorative resin planters, plastic and rubber OEM parts, tire repair materials and custom plastic and rubber products.

The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and undervehicle service on passenger, heavy truck and off-road vehicles.

The following table summarizes the key attributes of our business segments in continuing operations for the year ended December 31, 2007:

2007		North American
Continuing	Lawn and Garden	Material Handling	Distribution
Operations	Segment	Segment	Segment	Automotive and Custom Segment

Net Sales	$300.9mm	$267.2mm	$203.2mm	$170.9mm
% of 2007 Total Net Sales	32% of total net sales	28% of total net sales	22% of total net sales	18% of total net sales
Key Product Areas	• Plastic Horticultural Pots, Trays, Flats & Hanging Baskets • Decorative Resin Planters • Custom Products	• Plastic Reusable Containers & Pallets • Plastic Storage & Organization Products • Plastic Carts • Metal Carts • Wooden Dollies • Custom Products	• Tire Valves & Accessories
•   Tire Changing & Balancing Equipment
•   Lifts & Alignment Equipment
•   Service Equipment
•   Hand Tools
•   Tire Repair & Retread Equipment & Supplies
			• Brake, Transmission & Allied Service Equipment & Supplies	• Rubber & Plastic Original Equipment Replacement Parts • Tire Repair & Retreading Products • Highway Markings • Industrial Rubber • Custom Rubber & Plastic Products
Product Brands	• Dillen® • ITML® • Listotm • Pro Cal®	• Akro-Mils® • Buckhorn®	• Myers Tire Supply® • Myers do Brasiltm	• Ameri-Karttm • Buckhorn Rubbertm • Michigan Rubbertm • Patch Rubbertm • WEK®
Key Capabilities & Services	• Product Design • Prototyping • Testing • Material Formulation • Injection Molding • Thermoforming • Co-Extrusion Thermoforming • Custom Printing & Labeling • Material Regrind & Recycling	• Product Design • Prototyping • Product Testing • Material Formulation • Injection Molding • Structural Foam Molding • Metal Forming• Wood Fabrication • Powder Coating • Material Regrind & Recycling	• Broad Sales Coverage • Local Sales & Inventory • International Distribution • Personalized Service • National Accounts • Product Training • Repair/Service Training • New Products “Speed to Market”	• Rubber Mixing Rubber Compounding
•   Rubber Calendering
•   Rubber Extrusion
•   Rubber Injection Molding
•   Rubber Compression & Transfer Molding
•   Rubber & Plastic Blow Molding
•   Co-Extrusion Blow Molding
•   Rubber-to-Metal Bonding
•   Rubber-to-Plastic Bonding
• Plastic Rotational Molding
Representative Markets	• Horticulture: - Growers - Nurseries - Greenhouses - Retail Garden Centers • Consumer - Retail Garden Centers - Retail Home Centers	• Agriculture • Automotive • Commercial • Food Processing • Food Distribution • Healthcare • Industrial • Manufacturing • Retail Distribution	• Retail Tire Dealers • Truck Tire Dealers • Auto Dealers • Commercial Auto & Truck Fleets • General Repair & Services Facilities • Tire Retreaders • Governmental Agencies	• Agricultural Vehicle
•   Automotive OEM
•   Construction Vehicle
•   Heavy Truck
•   Industrial
•   Mining
•   Recreational Marine
•   Recreational Vehicle
•   Road Construction
•   Sporting Goods Telecommunications
• Water Control

Manufacturing Segments Overview

Lawn and Garden Segment

The Company’s Lawn and Garden Segment, the largest segment in net sales dollars, includes the Dillen®, ITML®, Pro Cal® and Listotm brands, which serve the horticultural container needs of the North American floriculture / horticulture market. Our product selection, manufacturing capabilities, quality and customer service rank at the top of our category in the market, which spans growers with 80-plus acre greenhouse facilities to small regional nurseries to retail garden centers and retail home centers.

In January 2007, Myers Industries significantly expanded its brand presence and strength in the marketplace with the acquisition of ITML Horticultural Products Inc. (“ITML”). Formerly a private company based in Ontario, Canada, ITML designs and manufactures plastic containers and related products for grower markets across North America. With facilities located in Canada and the U.S., ITML utilizes injection molding, blow molding and thermoforming processes, as well as extensive technology for resin reprocessing, to manufacture its products. ITML continues to be integrated into Myers Industries’ Lawn and Garden Segment and operates as a business unit (brand) within the segment. The addition of ITML to Myers’ Lawn and Garden Segment represents a significant growth opportunity through expanded product lines and manufacturing capabilities, new sales channels and geographies, as well as synergistic activities among the brands.

For growers, our Dillen, ITML and Pro Cal products are available both direct and through a network of leading horticultural distributors. Our product range is one of the most extensive in North America. Products include injection-molded and thermoformed pots, hanging baskets, flats and carry trays, plug trays, nursery containers, propagation sheets, flats and specialty pots. Dillen and ITML are focused on the broader range of products, while Pro Cal specializes in injection-molded and thermoformed nursery containers. Product innovation is centered on the changing needs of the professional grower, including increased automation in growing operations, improving efficiency and reducing costs. For example, the recent focus at Dillen and ITML has been in lightweight co-extruded (CoEx) thermoformed pots. CoEx pots have a thinner wall construction compared to injection pots and combine a color exterior with a black interior layer; that interior barrier helps to protect plant roots against potential sunlight damage in both grower and retail operations.

In addition to working with growers on product innovation, we support their needs for branding and retail merchandising programs with services such as in-mold labeling, multi-color offset printing and adhesive labeling on our round and square pots. Exclusive products like our picturePot® graphic containers add to our leadership role in the branding sector of marketplace. These custom-made pots are designed specific to the grower and/or plant variety with vivid color photos, graphics and care instructions. Pot designs are then printed on flat, polypropylene rolls, die-cut, and then formed into a variety of sizes— all at speeds unmatched by any other plant container manufacturing process. Once filled with plant material by the grower and shipped to retail, picturePots serve as packaging for plants and create vibrant point-of-sale materials. To meet growers’ increased needs for branding both their names and their plant varieties, our Dillen and ITML brands expanded their printing and labeling operations with in-mold labeling. This process also allows for stunning graphics and colors to be printed on flat labels, which are then robotically inserted into the mold before the container is formed. Once molded, the label becomes part of the container. From offset printing and adhesive labeling to picturePot and in-mold labeling, we provide customers with the “good,” “better” and “best” options for branding and merchandising their plant varieties.

For retailers, our Listo product line encompasses decorative resin planters that feature intricate molding details and unique finishes in ceramic, metallic, weathered stone and textured styles. The upscale look of these decorative planters captures the retailer’s attention and the consumer’s imagination. Products include a diverse offering of planters, window boxes, urns and hanging baskets for indoor and outdoor container gardening. Consistent new product development is key to success in the retail garden center and mass merchandiser channels. Proprietary molding and finishing processes, along with creative designs, deliver the unique look in the decorative resin planter category that sets our planters apart from the competition in leading retail stores across North America.

In addition to Listo, two other brands in the retail channel of the Lawn and Garden Segment include Planters’ Pride® and Akro-Mils Lawn & Garden Products®. Planters’ Pride, a retail division of ITML, has a diverse product offering dedicated to the beginning gardener. Featured products include a wide range of Fiber Grow® seed starting kits with 100 percent peat free renewable coir pellets and other garden accessories, backed by customizable retail displays. Akro-Mils Lawn & Garden provides a wide range of plastic patio pots, planters and hanging baskets as well as watering cans and other related items for the home gardener.

Myers Industries seeks to expand its market leadership in the Lawn and Garden Segment through unrivaled product innovation and selection, diverse manufacturing processes, superior customer satisfaction and an array of internal and external strategic growth initiatives. One of these initiatives includes expanding the use of reprocessed and recycled materials in the manufacturing process, which helps to reduce the Company’s exposure to higher costs for virgin raw material. The Company has the capability to produce a wide range of plastic materials for use across its many product lines and is committed to being a “green” manufacturer to protect the environment.

Weather conditions, grower consolidation and grower supply chain adjustments to meet retail merchandising programs are some of the key external factors that influence this industry. As one of the industry leaders, however, the Company is well positioned to further align our capabilities to effectively meet the external challenges and changing needs of customers and the markets.

North American Material Handling Segment

The North American Material Handling Segment is comprised of plastic reusable material handling containers, pallets and bins, as well as metal shelving, cabinet and racking systems. The two brands in this segment, Buckhorn® and Akro-Milstm, have strong leadership positions across markets such as automotive, appliance, general industrial / manufacturing, distribution, agriculture, retail and food processing. This leadership is built through constant innovation, diverse manufacturing processes, consistent quality and superior customer service resulting in significant productivity and cost-saving benefits for our customers.

Buckhorn’s reusable containers and pallets are used in closed-loop supply chains to help customers reduce material handling costs by replacing single-use cardboard boxes, easily damaged wooden pallets and high-cost steel containers. Cost-reduction benefits include: improving product protection, increasing handling efficiencies, reducing freight costs and eliminating solid waste and disposal costs. Small parts bins, storage systems and transport products from Akro-Mils provide similar benefits by creating storage and organization efficiency throughout customers’ operations.

The Buckhorn brand in the North American Material Handling Segment offers a product selection rich in both breadth and depth, as well as a direct sales force with the packaging and material handling expertise that makes Buckhorn a key solutions partner for our customers. Buckhorn’s product line spans injection-molded hand-held containers and totes; injection and structural foam-molded bulk transport containers in both collapsible and fixed-wall styles; and injection and structural foam pallets. Buckhorn also produces custom material handling packaging. Customers rely on Buckhorn’s single-source efficiency and the productivity and profitability benefits delivered through value-added innovation, broad product selection, quality and packaging conversion services.

Buckhorn hand-held containers include attached lid, detached lid, bi-color and specialty styles that stack and/or nest for efficient space usage, thus lowering freight and storage costs. In automotive plants across North America, our container and pallet systems are reused hundreds of times to ship products as small as fasteners or as large as sidewall components from suppliers directly to assembly areas — protecting parts throughout the supply chain and reducing scrap rates. Our attached lid containers and pallets are used in retail distribution centers to organize inventory, sort orders and then transport products directly to stores. In the food processing and distribution industry, our specialty containers provide superior protection to food products while in transit and are more sanitary than cardboard boxes. For example, case-ready, packaged meats are delivered from processors to retailers in containers designed to accommodate specific cuts and package sizes, while maintaining optimal airflow for chilling.

Buckhorn’s selection of collapsible and fixed-wall bulk transport containers leads the North American material handling industry. Bulk containers perform both light- and heavy-duty tasks, whether distributing seed products, carrying large automotive components or shipping liquids across long distances. These containers range in size from footprints of 32” x 30” to 70” x 48”; heights up to 65”; and weight capacities up to 3,000 lbs. Bulk containers are compatible with forklifts for easy handling. Many of the containers collapse to a third of their size for space-saving stacking, storage and return transport, thus helping to reduce freight and storage costs.

Examples of bulk container applications include our SeedBoxestm, which are used by leading seed distributors to efficiently transport and dispense up to 2,500 lbs. of their products. The unique SeedBox can be emptied in approximately 30 seconds, then broken down for return shipping and refilling, thus eliminating waste created by traditional seed bags. Automotive manufacturers and their suppliers employ our DunnageReadytm Bulk Container to ship sensitive parts direct to assembly areas. The DunnageReady Container accommodates custom-made, protective inserts to separate parts and prevent scratches or other costly damage to Class A painted surfaces. Manufacturers of tomato paste employ our Citadel® bulk containers to move processed tomato products across the country in railcars. The smooth-sided, impact-resistant containers replace wooden crates and steel containers that can cause product damage and contamination. Citadel containers can carry up to 3,000 lbs. / 300 gallons of liquefied product, safely stack when fully loaded and are designed for long-term indoor or outdoor storage of loads. This product line is applicable to other food processing and ingredient niches such as concentrates, oils, syrups and similar products.

Further strengthening our bulk container product line, in March 2007 Myers Industries purchased strategic assets of Schoeller Arca Systems, Inc. North America (SASNA), a manufacturer of reusable bulk containers. The purchase included select equipment, molds and inventory related to the well-known Xytec® and Combotm product lines. The product lines were renamed the “XT Series” (formerly Xytec) and “Calibertm Intermediate Bulk Containers” (formerly Combo) and integrated into the Buckhorn brand. This was an opportunistic purchase to enhance our brand leadership and to expand our bulk container product line for greater penetration in the liquid materials handling and transport market, particularly in niche markets of food processing.

Buckhorn’s plastic pallets interwork with the hand-held containers and totes to create a completely reusable system and provide efficient space utilization in plants, warehouses and truck trailers— helping customers to reduce storage and freight costs. Buckhorn also produces a wide range of specialty pallets for niche-type shipping applications, such as drum pallets for chemical and liquid transport.

Our Akro-Mils brand provides customers with “everything needed to store, organize and transport for greater productivity and profitability.” This mix of plastic, metal and wooden material handling products serves industrial and commercial end-users through leading industrial supply catalogers and material handling distributors. Products range from AkroBins® — the industry’s leading small parts bins— to Super-Size AkroBins, metal panel and bin hanging systems, metal storage cabinet and bin systems, wire shelving systems, plastic and metal transport carts and a wide variety of custom storage and transport products. Capabilities used throughout the Akro-Mils product line include: injection molding, metal forming, powder-coat painting / metal finishing and wood fabrication, as well as the additional capabilities through potential synergies with Buckhorn.

Akro-Mils products deliver their storage and organization solutions in a wide variety of applications, from creating assembly line workstations to organizing medical supplies and retail displays. Emphasis is placed on product bundling and customizing systems to create specific storage and organization configurations for customers’ operations. For example, industrial manufacturers with specialized tool and parts storage areas— known as “tool cribs”— use a combination of Akro-Mils bins, racking, locking cabinets, work tables and transport carts to speed assembly times, maintain accurate inventories and reduce loss. Metal carts and dollies are paired with custom-made containers to create unique transport systems capable of handling parts and components both small and large. Our powder coating / painting capability allows for high-quality, scratch-resistant finishing of metal products in a multitude of colors and finish styles.

Cross-marketing and cross-selling are key synergies between the North American Material Handling Segment brands. Equally important are cross-manufacturing capabilities that allow each brand to offer customers a wider range of value-added design and molding benefits. In addition to standard material handling products, we utilize the extensive design and manufacturing capabilities between Buckhorn and Akro-Mils for turnkey production of custom material handling products.

Sustainable, profitable growth in this segment is fueled by: a strong focus on innovation with value-added new products; concentrating sales efforts on niche markets and applications; increasing awareness of plastic reusable material handling products to drive conversions from cardboard and wood products; and managing the balance of product pricing and raw material costs. The potential for strategic, bolt-on acquisitions also provides opportunities to expand the scope of our brand leadership and the value-added products and services we bring to customers.

Automotive and Custom Segment

Myers Industries serves diverse niche markets and customers with rubber and plastic products from the Automotive and Custom Segment. Through our Ameri-Karttm, Buckhorn Rubbertm, Michigan Rubbertm, Patch Rubbertm and WEKtm brands, we provide an array of engineered plastic and rubber original equipment and replacement parts, tire repair materials and custom components and materials. We offer a unique combination of product design, molding and finishing expertise to support our customers’ needs for efficient, single sourcing of parts and turnkey custom product development. In addition to our plastics molding capabilities, we utilize a full range of rubber molding processes that include: injection molding; compression and transfer molding; compounding, calendering and extrusion; 3-D co-extrusion blow molding; rubber-to-metal bonding; and rubber-to-plastic bonding. Additional capabilities include custom rubber formulation, mixing and testing.

The Michigan Rubber and WEK brands support passenger car and truck manufacturers to create rubber and plastic components and assemblies for a wide variety of vehicle platforms. Our proven track record and expertise affords us “guest engineering” status with many of the world’s leading automakers and suppliers. Our molding and assembly capabilities produce a diversified product mix, which includes: air induction hoses, HVAC components, noise vibration dampers, grommets, bushings, tubing assemblies, seals and gaskets. The Company’s focus in the automotive arena is on highly engineered, niche products for select automotive platforms and strategic, long-term customers — both transplants and domestics— who reward their value-added manufacturing partners.

Manufacturers of recreational vehicles (“RV”) and watercraft rely on our design expertise and production capabilities to provide them an assortment of products. Through our Ameri-Kart brand, we create rotationally-molded plastic tanks for water, fuel and waste handling that are assembled to fit the precise space constraints within RV and marine craft designs. We utilize thermoforming and rotational molding to manufacture plastic trim and interior parts for RVs and helm consoles and seat frames for a wide variety of watercraft.

Our Buckhorn Rubber brand excels in engineering, quality and service to manufacturers of heavy trucks, trailers, construction and agriculture equipment. These customers rely on our custom-molded rubber air intake hoses, hood latches, boots, bellows, bushings and other products to perform under the harshest conditions, whether under-the-hood or on the vehicle’s body. As one example of our market strength, we provide air intake hoses in more than 200 standard fittings for the majority of Class 6 and 8 trucks. Our expertise in co-extrusion blow molding with three-dimensional capabilities — utilizing both rubber and plastic — allows us to create single-piece, complex parts. These parts possess both rigid and flexible features and extreme angles to meet the needs of changing vehicle design. As heavy trucks and off-road vehicles are redesigned, engineering and production synergies between our Buckhorn Rubber and Michigan Rubber brands will keep Myers Industries in a strong position to mold new components for our customers’ precise needs.

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

Our manufacturing of rubber products began more than 60 years ago with our Patch Rubber brand, initially making tire patches. Today, we manufacture one of the most comprehensive lines of tire repair and retreading products in the United States. Service professionals rely on our extensive product selection and quality for safe, cost-effective repairs to passenger, truck and off-road tires. Products range from the plug that fills a puncture, the cement that seats the plug, the tire innerliner patch and the final sealing compound. Patch brand repair products maintain a strong position in the tire service markets with exclusive sales through our Distribution Segment’s branch network.

Also within the capabilities of Patch Rubber, we apply our rubber calendering and compounding expertise to create a diverse portfolio of products outside of the tire repair market, such as reflective highway marking tapes. Our rubber-based tape and symbols provide the durability and brightness that construction professionals demand to replace paint for marking road repair, intersections and hazardous areas. Compared with traditional highway paint, the tape stock is easier to apply, more reflective and longer lasting. It is available in both temporary and permanent grades to meet the customers’ specific requirements.

Other custom products represent a wide range of markets and applications. These include: plastic elevated toilet seats and tub rails for the healthcare market, specialty tapes used for cable splicing in the telecommunications industry, custom rubber linings for material handling conveyors and rubber sheet stock used as the base material to produce the world’s top-selling line of golf grips.

With diverse production capabilities unmatched by any other manufacturer, Myers Industries’ Automotive and Custom Segment brands are positioned to grow in niche markets with value-based plastic and rubber products. Partnerships with key customers who demand such value through engineering, production and finishing operations; shared resources across the segment’s brands; and a strong commitment to productivity gains will continue to allow Myers Industries to position itself for higher and more sustainable levels of profitability in this segment.

Distribution Segment Overview

The Company’s Distribution Segment includes the Myers Tire Supply®, Myers International®, and Myers do Brasiltm brands. With these, the Company is the largest U.S. distributor and single source for tire, wheel and undervehicle service tools, equipment and supplies. We buy and sell nearly 10,000 different items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, tire retreaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their business.

Within the continental United States, we provide widespread distribution and sales coverage from 36 branches positioned in major metropolitan areas. Each branch operates as a profit center and is staffed by a branch manager, sales and warehouse personnel. Internationally, we have three branches in Canada, three in Central America and one in Brazil. Sales personnel from our Akron, Ohio headquarters cover niche markets in the Far East, Middle East, South Pacific and South America.

We purchase products from trusted, industry-leading manufacturers to ensure quality is delivered to our customers. Each of the brand-name products we sell is associated with superior performance in its respective area. Some of these well-known brands include: Chicago Pneumatic air tools; Hennessy tire changing, balancing and alignment equipment; Corghi tire changers and balancers; Ingersoll-Rand air service equipment; John Bean Co. tire balancing and changing equipment; Rotary lifts and related equipment; and our own Patch Rubber brand tire patches, cements and repair supplies.

An essential element of our success in the Distribution Segment is the network field sales representatives, who deliver personalized service on a local level. Customers rely on Myers’ sales representatives to introduce the latest tools and technologies and to provide training in new product features and applications. Representatives also teach the proper use of diagnostic equipment and present on-site workshops demonstrating industry-approved techniques for tire repair and undervehicle service.

While the needs and composition of our distribution markets constantly change, we adapt and deliver the new products and services that are crucial to our customers’ success. The new product pipeline is driven by innovations from auto and tire manufacturers, which in turn prompts Myers and its suppliers to develop new equipment, supplies and service techniques to keep cars and trucks moving down the road with confidence.

The Company’s Distribution Segment is well positioned to continue its steady growth. The Myers Tire Supply (U.S.) brand is positioned to expand its leadership through superior product selection, rapid delivery and the personal service that is the hallmark of the Company’s success in the tire, wheel, and undervehicle service marketplace. The Myers International brand is positioned to expand distribution of both tire supply and our plastic products in select regions of the world, presenting new growth opportunities for our diverse manufacturing businesses. Myers do Brasil will serve as our base of operations to grow the Brazilian tire service market. All of this can be achieved through: 1) ongoing productivity improvements in our distribution network, 2) growing within key domestic market sectors and emerging international markets, 3) delivering a continuous flow of new products with “first-to-market” speed and 4) improving efficiency and customer satisfaction through implementation of innovative supply chain management technologies. Strategic, adjacent acquisitions are also a potential growth avenue in this segment.

Raw Materials & Suppliers— Manufacturing and Distribution Segments

For the manufacturing segments, the Company purchases substantially all of its raw materials from a wide range of third-party suppliers. These materials are primarily polyethylene, polypropylene, and polystyrene plastic resins, as well as synthetic and natural rubber. Most raw materials are commodity products and available from several domestic suppliers. We believe that the loss of any one supplier or group of suppliers would not have a material adverse effect on our business.

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

Competition in the Distribution Segment is generally from private, smaller local and regional businesses. Within the overall tire, wheel and undervehicle service market, Myers is the largest North American distributor of tools, equipment and supplies.

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

Employees

As of December 31, 2007, Myers Industries had a total of 4,565 full-time and part-time employees in its continuing operations. Of these, 3,924 were employed in the Company’s manufacturing segments, including: 1,065 in the North American Material Handling Segment, 1,374 in the Automotive and Custom Segment, and 1,485 in the Lawn and Garden Segment. The Distribution Segment employed 570 personnel. The Company’s corporate offices had 71 employees.

As of December 31, 2007, the Company had 47 employees in the U.S. who were members of unions. The Company believes it has a good relationship with its union employees.

(d)	Financial Information About Geographic Areas

The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

(e)	Available Information

Filings with the SEC. As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (SEC), such as :

* annual reports on Form 10-K;

* quarterly reports on Form 10-Q;

* current reports on Form 8-K; and

* proxy statements on Schedule 14A.

Anyone may read and copy any of the materials we file with the SEC at it’s Public Reference Room at 100 F Street, N.E., Room 1580 , Washington, DC 20549. Information regarding the operations of the Public Reference Room may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.

Also, we make our SEC filings available free of charge on our own internet site as soon as reasonably practicable after we have filed with the SEC. Our internet address is http://www.myersind.com. The content on the Company’s website is available for information purposes only, and is not incorporated by reference into this Form 10-K.

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

ITEM 1A.  Risk Factors

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding the Company’s 2008 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. The Company’s actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

Risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements include, but are not limited to:

Any significant increase in the cost of raw materials or disruption in the availability of raw materials could adversely affect our performance.

Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices. Our primary raw materials include plastic resins, colorants and natural and synthetic rubbers. Plastic resins in particular are subject to substantial price fluctuations, including those arising from supply shortages and changes in the price of natural gas, crude oil and other petrochemical intermediates from which resins are produced, as well as other factors. Over the past several years, we have at times experienced rapidly increasing resin prices. For instance, the price of resin increased significantly during 2005 and remained at historically elevated levels during 2006 as a result of the impact of Hurricanes Katrina and Rita which caused a significant increase in energy costs. While 2007 saw some early decline in resin costs, followed by increases in the last half of the year, if rapid increases in resin prices occur, our revenue and profitability maybe materially and adversely affected, both in the short-term as we attempt to pass through changes in the price of resin to customers and in the long-term if our customers seek product substitution.

We attempt to reduce our exposure to increases by working with suppliers, evaluating new suppliers, improving material efficiencies and adjusting prices. Market conditions, however, may limit our ability to raise selling prices to offset increases in our raw material input costs. If we are unsuccessful in developing ways to mitigate raw material cost increases, we may not be able to improve productivity or realize our ongoing cost reduction programs sufficiently to help offset the impact of these increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

Changes in raw material availability may also occur due to events beyond our control, including natural disasters such as floods, tornados and hurricanes. Our specific molding technologies and/or product specifications can limit our ability to locate alternative supplies to produce certain products.

We incur inherent risks associated with our strategic growth initiatives.

Our growth initiatives under our Strategic Business Evolution plan include: internal growth driven by strong brands and new product innovation; development of new, high-growth markets and expansion in existing niche markets; strengthened customer relationships through value-added initiatives and key product partnerships; investments in new technology and processes to reinforce market strength and capabilities in key business groups; consolidation and rationalization activities to further reduce costs and improve productivity within our manufacturing and distribution footprint; an opportunistic and disciplined approach to strategic, bolt-on acquisitions to accelerate growth in our market positions; and potential divestitures of businesses with non-strategic products or markets.

While this is a continuous process, all of these activities and initiatives have inherent risks and there remain significant challenges and uncertainties, including economic and general business conditions that could limit our ability to achieve anticipated benefits associated with announced strategic initiatives and affect our financial results. We may not achieve any or all of these goals and are unable to predict whether these initiatives will produce significant revenues or profits.

We may not realize the improved operating results that we anticipate from past acquisitions or from acquisitions we may make in the future and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

We explore opportunities to acquire businesses that we believe are related to our core competencies from time to time, some of which may be material to us. For example, in the first quarter of 2007, we acquired ITML and certain product lines from SASNA. We expect such acquisitions will produce operating results consistent with our other operations; however, we may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management’s attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

•	we may have difficulty integrating the acquired businesses as planned, which may include integration of systems of internal controls over financial reporting and other financial and administrative functions;

•	acquisitions may divert management’s attention from our existing operations;

•	we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire;

•	we may have delays in realizing the benefits of our strategies for an acquired business;

•	we may not be able to retain key employees necessary to continue the operations of an acquired business;

•	acquisition costs may be met with cash or debt, increasing the risk that we will be unable to satisfy current financial obligations;

•	we may acquire businesses that are less profitable or have lower profit margins than our historical profit margins; and

•	acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital.

Our results of operations and financial condition could be adversely affected by a downturn in the general markets or the general economic environment.

We operate in a wide range of geographies, primarily North America, Central America and South America. Worldwide and regional economic, business and political conditions, including changes in the economic conditions of the broader markets and in our individual niche markets, could have an adverse affect on one or more of our operating segments.

We operate in a very competitive business environment.

Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours and we compete primarily on the basis of product quality, product performance, value, supply chain competency and customer relationships. Our competitive success also depends on our ability to maintain strong brands and the belief that customers will need our products and services to meet their growth requirements. The development and maintenance of such brands requires continuous investment in brand building, marketing initiatives and advertising. The competition that we face in all of our markets — which varies depending on the particular business segment, product lines and customers — may prevent us from achieving sales, product pricing and income goals, which could affect our financial condition and results of operations.

The results of operations for our Lawn and Garden Segment are influenced by weather conditions.

Demand for our Lawn and Garden Segment products is influenced by weather, particularly weekend weather during the peak gardening season. Additionally, product demand in this segment is strongest in the first and fourth quarters and weakest in the third quarter, as our customers (in particular greenhouses and nurseries) order our products in advance of the growing season. As a result, our business, financial results, cash flow and our ability to service our debt could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, hurricanes, water shortages or floods.

Our operations depend on our ability to maintain continuous, uninterrupted production at our manufacturing facilities, which are subject to physical and other risks that could disrupt production.

We are subject to inherent risks in our diverse manufacturing and distribution activities, including, but not limited to: product quality, safety, licensing requirements and other regulatory issues, environmental events, loss or impairment of key manufacturing or distribution sites, disruptions in logistics and transportation services, labor disputes and industrial accidents. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, or natural disaster, whether short or long-term, could have a material adverse effect on our business, financial condition and results of operations.

Unexpected failures of our equipment and machinery may also result in production delays, revenue loss and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations. A temporary or long-term business disruption could result in a permanent loss of customers. If this were to occur, our future sales levels and therefore our profitability, could be materially adversely affected.

We derive a portion of our revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Brazil. For the twelve months ended December 31, 2007, international net sales accounted for approximately 13% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

We are a supplier to North American automotive original equipment manufacturers, a highly cyclical industry dependent on the overall strength of consumer demand for cars and light trucks.

Approximately 5% of our total net sales from continuing operations for the year ended December 31, 2007, were made to North American automotive original equipment manufacturers (“OEMs”), both domestics and transplants. The OEM supplier industry is highly cyclical and, in large part, dependent upon the overall strength of consumer demand for light trucks and passenger cars. There can be no assurance that the automotive industry for which the Company supplies parts will not experience downturns in the future. A decrease in overall consumer demand for light trucks or passenger cars could have a material adverse effect on our financial condition and results of operations.

Our future performance depends in part on our ability to develop and market new products if there are changes in technology, regulatory requirements or competitive processes.

Changes in technology, regulatory requirements and competitive processes may render certain products obsolete or less attractive. Our performance in the future will depend in part on our ability to develop and market new products that will gain customer acceptance and loyalty, as well as our ability to adapt our product offerings and control our costs to meet changing market conditions. Our operating performance would be adversely affected if we were to incur delays in developing new products or if such products did not gain market acceptance. There can be no assurance that existing or future products will be sufficiently successful to enable us to effectively compete in our markets or, should new product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products that render our products noncompetitive.

We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets and employ various methods, including confidentiality agreements with employees and consultants, to protect our know-how and trade secrets. However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Additionally, in the future we may license patents, trademarks, trade secrets and similar proprietary rights to third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights and, if not successful, we may not be able to protect the value of our intellectual property. Furthermore, no assurance can be given that we will not be subject to claims asserting the infringement of the intellectual property rights of third parties seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

If we are unable to meet future capital requirements, our business may be adversely affected.

As we grow our business, we may have to incur significant capital expenditures. We may make capital investments to, among other things, upgrade our facilities, purchase leased facilities and equipment and enhance our production processes. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, we may not have the capability to support our customer demands, which, in turn, could reduce our sales and profitability and impair our ability to satisfy our customers’ expectations. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.

Future claims, litigation and regulatory actions could adversely affect our financial condition and our ability to conduct our business.

While we strive to ensure that our products comply with applicable government regulatory standards and internal requirements and that our products perform effectively and safely, customers from time to time could claim that our products do not meet contractual requirements, and users could be harmed by use or misuse of our products. This could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. Product liability insurance coverage may not be available or adequate in all circumstances. In addition, claims may arise related to patent infringement, environmental liabilities, distributor terminations, commercial contracts, antitrust or competition law, employment law and employee benefits issues and other regulatory matters. While we have in place processes and policies to mitigate these risks and to investigate and address such claims as they arise, we cannot predict the costs to defend or resolve such claims.

Current and future environmental and other governmental laws and requirements could adversely affect our financial condition and our ability to conduct our business.

Our operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the handling, use, treatment, storage and disposal of, or exposure to, hazardous wastes and other materials and require clean up of contaminated sites. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines, penalties and other civil or criminal sanctions may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators (or their predecessor entities) and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation.

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology. Furthermore, violations or contaminated sites that we do not know about, including contamination caused by prior owners and operators of such sites, or at sites formerly owned or operated by us or our predecessors in connection with discontinued operations, could result in additional compliance or remediation costs or other liabilities, which could be material.

We have limited insurance coverage for potential environmental liabilities associated with historic and current operations and we do not anticipate increasing such coverage in the future. We may also assume significant environmental liabilities in acquisitions. Such costs or liabilities could adversely affect our financial situation and our ability to conduct our business.

Environmental regulations specific to plastic products and containers could adversely affect our ability to conduct our business.

Federal, state, local and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in the U.S. Congress, in state legislatures and other legislative bodies. While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several states, local elections and many state and local legislative sessions. There can be no assurance that future legislation or regulation would not have a material adverse effect on us. Furthermore, a decline in consumer preference for plastic products due to environmental considerations could have a negative effect on our business.

Our insurance coverage may be inadequate to protect against potential hazardous incidents to our business.

We maintain property, business interruption, product liability and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from war risks, terrorist acts or product liability claims relating to products we manufacture. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing and may continue to increase in the future. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, there can be no assurance that our insurers would not challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position, results of operations or cash flows.

Our business operations could be significantly disrupted if members of our senior management team were to leave.

Our success depends to a significant degree upon the continued contributions of our senior management team. Our senior management team has extensive manufacturing, finance and engineering experience, and we believe that the depth of our management team is instrumental to our continued success. John C. Orr, our Chief Executive Officer, is currently negotiating the terms of a new employment agreement with the Company. Mr. Orr’s current employment agreement expires April 30, 2008. The loss of any of our key executive officers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.

Unforeseen future events may negatively impact our economic condition.

Future events may occur that would adversely affect the reported value of our assets. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with significant customers.

Equity Ownership Concentration

Mary S. Myers, widow of the Company’s co-founder Louis S. Myers, and Stephen E. Myers, former Chief Executive Officer of the Company, beneficially owned approximately 10.9% and 8.5%, respectively, of the Company’s outstanding common shares as of February 15, 2008, and combined have sufficient voting power to influence actions requiring the approval of our shareholders.

Legal & Regulatory Actions

Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse affect on the Company’s financial results.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth by segment certain information with respect to properties owned by the Registrant:

Distribution

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Warehousing
Akron, Ohio	31,000	2	Warehousing
Pomona, California	17,700	1	Sales and distribution
Englewood, Colorado	9,500	1	Sales and distribution
San Antonio, Texas	4,500	1	Sales and distribution
Phoenix, Arizona	8,200	1	Sales and distribution
Houston, Texas	7,900	1	Sales and distribution
Indianapolis, Indiana	7,800	2	Sales and distribution
Cincinnati, Ohio	7,500	1	Sales and distribution
York, Pennsylvania	7,400	3	Sales and distribution
Atlanta, Georgia	7,000	1	Sales and distribution
Minneapolis, Minnesota	5,500	1	Sales and distribution
Charlotte, North Carolina	5,100	1	Sales and distribution
Syracuse, New York	4,800	1	Sales and distribution
Franklin Park, Illinois	4,400	1	Sales and distribution

Manufacturing

Sandusky, Ohio	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Dawson Springs, Kentucky	209,000	36	Held for sale
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Hannibal, Missouri	196,000	10	Manufacturing and distribution
Sparks, Nevada	185,000	11	Manufacturing and distribution
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, N. Carolina	172,000	20	Manufacturing and distribution
Cadillac, Michigan	162,000	14	Manufacturing and distribution
Shelbyville, Kentucky	160,000	8	Manufacturing and distribution
Bristol, Indiana	166,000	12	Manufacturing and distribution
Jefferson, Ohio	115,000	11	Manufacturing and distribution
Lugoff, S. Carolina	115,000	12	Held for sale
Fostoria, Ohio	75,000	3	Manufacturing and distribution
Waco, Texas	60,000	5	Manufacturing and distribution
Reidsville, North Carolina	53,000	17	Manufacturing and distribution
Surrey, B.C., Canada	42,000	3	Manufacturing and distribution
Mebane, North Carolina	30,000	5	Held for sale

The following table sets forth by segment certain information with respect to facilities leased by the Registrant:

Manufacturing

	Approximate
	Floor Space	Expiration Date
Location	(Square Feet)	of Lease	Use

Middlefield, Ohio	632,000	September 30, 2025	Manufacturing and distribution
Brantford, Ontario, Canada	216,000	January 9, 2012	Manufacturing and distribution
Cassopolis, Michigan	210,000	October 31, 2010	Manufacturing and distribution
Reidsville, N. Carolina	171,000	September 30, 2009	Manufacturing and distribution
South Gate, California	122,000	October 31, 2009	Manufacturing and distribution
Jaguariuna, Brazil	54,000	March 3, 2009	Manufacturing and distribution
Brampton, Ontario, Canada	43,000	December 31, 2007	Sales and distribution
Burlington, Ontario Canada	46,000	January 9, 2012	Manufacturing and distribution
Commerce, California	42,000	September 14, 2008	Manufacturing and distribution
Milford, Ohio	22,000	August 31, 2010	Administration and sales

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

The OFAC has recently notified the Company that it has reviewed the matter and is seeking to impose a fine on the Company in the maximum amount of $65,000. The Company and its counsel are working with the OFAC to further reduce the amount of this fine and to finalize documentation regarding this matter.

The SEC has taken no formal action against the Company as a result of its investigation of these matters. Based on the Company’s discussions with the SEC and the lack of recent activity on this matter, the Company and its counsel view the SEC’s investigation as closed and do not reasonably expect that any material liability will result from this matter.

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

During the fourth quarter of the fiscal year ended December 31, 2007, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2007. Executive officers are appointed annually by the Board of Directors.

		Years as
Name	Age	Executive Officer	Title

John C. Orr	57	5	President and Chief Executive Officer
Donald A. Merril	43	2	Vice President, Chief Financial Officer and Corporate Secretary

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

The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of record holders at December 31, 2007 was 1,438. High and low stock prices and dividends for the last two years were:

2007	Sales Price
Quarter Ended	High	Low	Dividends

March 31	$19.07	$14.93	.05
June 30	22.73	18.59	.05
September 30	22.43	18.44	.05
December 31(1)	21.76	13.32	.34

2006	Sales Price
Quarter Ended	High	Low	Dividends

March 31	17.70	14.00	.05
June 30	18.39	14.63	.05
September 30	17.66	15.13	.05
December 31	18.77	15.32	.05

(1)	Includes a special dividend of $.28 accrued but not paid until 2008.

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table which is incorporated herein by reference.

		2002	2003	2004	2005	2006	2007
Myers	Return % Cum $	100.00	14.93 114.93	17.55 135.10	15.15 155.56	8.75 169.17	-4.94 160.81
S&P 500 Index — Total Return	Return % Cum $	100.00	28.68 128.68	10.87 142.67	4.89 149.65	15.79 173.28	5.50 182.81
S&P 600 Index — Total Return	Return % Cum $	100.00	38.80 138.80	22.65 170.24	7.68 183.32	15.11 211.02	-0.30 210.40

ITEM 6.	Selected Financial Data

	2007	2006	2005	2004	2003

Operations for the Year
Net sales	$918,792,960	$779,984,388	$736,880,105	$635,912,379	$511,836,386
Cost of sales	683,107,307	572,438,757	555,687,606	464,565,836	373,038,476
Selling	99,893,012	79,340,520	71,796,860	66,631,978	59,539,161
General and administrative	89,991,241	67,282,547	61,660,260	58,546,966	51,479.227
Other income(1)	(26,750,000)	0	0	0	–0–
Interest — net	15,500,269	15,848,420	15,463,279	13,055,440	8,911,172

	861,741,829	734,910,244	704,608,005	602,800,220	492,968,036

Income from continuing operations before income taxes	57,051,131	45,074,144	32,272,100	33,112,159	18,868,350
Income taxes	20,103,000	16,363,613	12,907,205	12,925,464	7,885,588

Income from continuing operations	36,948,131	28,710,531	19,364,895	20,186,695	10,982,762

Income from continuing operations per basic and diluted share(2)	$1.05	$.82	$.56	$.60	$.33

Financial Position — At Year End
Total assets	$697,552,369	$661,983,220	$765,259,921	$785,602,562	$621,626,806

Current assets	277,809,374	307,523,254	289,580,618	284,072,177	207,933,141
Current liabilities	158,474,639	134,727,219	128,575,091	136,251,927	94,175,498

Working capital	119,334,735	172,796,035	161,005,527	147,820,250	113,757,643
Other assets	205,772,669	203,159,525	279,957,521	291,041,595	229,849,237
Property, plant and equipment — net	213,970,326	151,300,441	195,721,782	210,488,790	183,844,428
Less:
Long-term debt, less current portion	167,253,706	198,274,578	249,523,633	275,252,278	211,002,691
Other long term liabilities	4,013,808	12,922,285	12,667,000	–0–	–0–
Deferred income taxes	50,540,270	35,400,520	35,092,826	28,094,321	21,924,269

Shareholders’ Equity	317,269,946	280,658,618	$339,401,371	$346,004,036	$294,524,348

Common Shares Outstanding(2)	35,180,192	35,067,230	34,806,393	34,645,948	33,201,582

Book Value Per Common Share(2)	$9.02	$8.00	$9.75	$9.99	$8.87

Other Data
Dividends(3)	$17,495,413	$7,173,706	$6,946,838	$6,478,502	$6,026,349
Dividends per Common Share(2)	0.50	0.20	0.20	0.19	0.18

Average Basic Common Shares Outstanding during the year(2)	35,140,581	34,978,269	34,724,488	33,846,511	33,138,086

(1)	A non-operating income gain of $26.8 million ($35.0 million, net of related expenses) was recognized during the fourth quarter of 2007. This income resulted from payment by GS Capital Partners (GSCP) of the previously agreed upon $35.0 million termination fee. GSCP requested an extension of the merger agreement to April 30, 2008, which was approved by the Company’s Board of Directors.

(2)	Adjusted for the 10% stock dividend issued in August 2004.

(3)	Dividends in 2007 includes a special dividend of $9,850,454 accrued but not paid until 2008.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Within the Company’s four business segments and their respective brands, management is focusing on a variety of growth catalysts. These range from ongoing new product development; implementation of new technology platforms to speed workflow and improve customer satisfaction; consolidation and synergy initiatives across segments and brands to reduce costs and improve productivity; and strategic, bolt-on acquisitions with strong potential to boost the Company’s brand strength and leadership in its chosen niche markets.

Results of Operations: 2007 versus 2006

Net Sales from Continuing Operations:

Segment	2007	2006	Change	% Change

Lawn & Garden	$300.9	$160.2	$140.7	88%
Material Handling	$267.2	$240.1	$27.1	11%
Distribution	$203.2	$197.3	$5.9	3%
Auto & Custom	$170.9	$204.7	$(33.8)	(17)%
Inter-segment elimination	$(23.4)	$(22.2)	$(1.2)	5%

TOTAL	$918.8	$780.0	$138.8	18%

Net sales for 2007 were $918.8 million, an increase of 18% from the $780.0 million reported in 2006. Current year sales includes approximately $151.0 million from the acquisition of ITML Horticultural Products (ITML), which was completed in January 2007, and $28 million from the acquisition of material handling products from Schoeller Arca Systems, Inc. North America (SASNA) which was completed in March 2007.

The net sales increase in the Lawn & Garden segment was primarily driven by the contributions from ITML. Sales performance in this segment was adversely affected by unfavorable weather conditions, weakness in the housing market as well as ongoing shifts in the timing of purchases for the grower markets in reaction to adjustments to retail merchandising programs. In the Material Handling segment sales increased $27.1 million, an increase of 11% as compared to 2006. The increase reflects additional sales of bulk container systems from the SASNA asset purchase as well as strong demand in many of the segment’s niche markets, including agriculture and reusable container systems.

Net sales in the Distribution segment increased $5.9 million or 3% compared to 2006. Sales performance improved despite softness in tire service and retread markets, due to escalating fuel prices; and the downturn in housing construction, which impacts repair demand for heavy equipment tires. In the Auto & Custom segment, net sales in 2007 were down $33.8 million, a decrease of 17% as compared to 2006. Sales performance was impacted by weakness in the automotive and heavy truck markets and the downturn in housing construction.

Cost of Sales & Gross Profit from Continuing Operations:

Cost of Sales and Gross Profit	2007	2006

Cost of sales	$683.1	$572.4
Gross profit	$235.7	$207.5
Gross profit as a percentage of sales	25.7%	26.6%

Cost of sales increased to $683.1 million in 2007 from $572.4 million in 2006, while gross profit increased to $235.7 million in 2007 compared to $207.5 million in 2006. These increases resulted from increased sales and reflect the impact of acquisitions made in 2007. Gross profit as a percentage of sales declined to 25.7% in 2007 from 26.6% in 2006. The decline in gross profit margin was primarily the result of restructuring expenses from closing several manufacturing facilities combined with the impact of purchase accounting adjustments related to acquisitions aggregating approximately $8 million.

Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

SG&A Expenses	2007	2006	Change

SG&A expenses	$189.9	$146.6	$43.3
SG&A expenses as a percentage of sales	20.7%	18.8%	1.9%

Selling and administrative expenses for 2007 increased $43.3 million or 30% compared with 2006. The largest portion of this increase was due to the acquisition of ITML, which represented $31.8 million of the increase, including foreign currency transaction losses of $4.7 million resulting from increased strength of Canadian currency as compared to the U.S. dollar. In addition, the Company incurred expenses of approximately $4.7 million in connection with its proposed merger transaction with GS Capital Partners (GSCP).

Interest Expense from Continuing Operations:

Net Interest Expense	2007	2006	Change	% Change

Interest expense	$15.5	$15.8	$(0.3)	(2)%
Outstanding borrowings	$170.9	$201.5	$(30.6)	(15)%
Average borrowing rate	5.95%	6.01%	(.06)	1%

Net interest expense was $15.5 million for 2007, a slight decrease compared to $15.8 million in 2006. The decrease reflects a combination of lower interest rates and lower average borrowing levels.

Income Before Taxes from Continuing Operations:

Segment	2007	2006	Change	% Change

Lawn & Garden	$0.9	$8.1	$(7.3)	(89)%
Material Handling	$40.4	$34.9	$5.5	15%
Distribution	$20.5	$22.2	$(1.7)	(8)%
Auto & Custom	$9.0	$14.0	$(5.0)	(36)%
Corporate and interest	$(13.7)	$(34.1)	$20.4	60%

TOTAL	$57.1	$45.1	$12.0	27%

Income before taxes was $57.1 million in 2007, an increase of 27% compared with the $45.1 million reported in 2006. Items impacting current year income included non-operational income of $26.8 million ($35 million termination fee, net of related expenses) from GSCP related to the Company’s proposed merger transaction. In addition, current year income includes merger related expenses of $4.7 million as well as restructuring and severance costs and purchase accounting adjustments aggregating approximately $9.5 million.

Income before taxes in the Lawn and Garden segment declined from $8.1 million in 2006 to $0.9 million in 2007. The key factors affecting profitability in this segment included restructuring and purchase accounting adjustments totaling $4.8 million and foreign currency transaction losses of $4.7 million. Income before taxes in the

Material Handling segment increased 15% from $34.9 million in 2006 to $40.4 million in 2007. Increased sales, favorable product mix and productivity gains more than offset the impact of restructuring and severance expenses of $4.0 million, related to plant consolidation.

Income before taxes in the Distribution segment was $20.5 million for 2007, a decrease of 8% as compared to $22.2 million in 2006. The key factors influencing profitability in the Distribution segment in 2007 were unfavorable product mix in the second half of the year and increased operating expenses associated with productivity initiatives and strategic investments in personnel and technology for long term growth. Income before taxes in the Auto & Custom segment was $9.0 million in 2007, a decrease of 36% as compared to $14.0 million in 2006. Profitability in 2007 was adversely impacted by strategic initiatives to discontinue unprofitable businesses, which reduced sales volumes and lowered capacity utilization as well as restructuring expenses of $0.7 million, primarily for headcount reductions.

Income Taxes from Continuing Operations:

Consolidated Income taxes	2007	2006

Income before taxes	$57.1	$45.1
Income taxes	$20.1	$16.4
Effective tax rate	35.2%	36.3%

Our income tax rate as a percentage of pretax income from continuing operations for 2007 decreased from 36.3% to 35.2% as a result of the benefit from foreign tax rate differences and a higher domestic production deduction.

2006 compared to 2005

Net Sales from Continuing Operations:

Segment	2006	2005	Change	%Change

Lawn & Garden	$160.2	$170.4	$(10.3)	(6)%
Material Handling	$240.1	$209.5	$30.6	15%
Distribution	$197.3	$190.0	$7.4	4%
Auto & Custom	$204.7	$195.1	$9.5	5%
Inter-segment elimination	$(22.2)	$(28.1)	$5.9	(21)%

TOTAL	$780.0	$736.9	$43.1	6%

Our 2006 net sales were $780.0 million, an increase of 6% from the $736.9 million reported in 2005 as we had strong sales in most of our operating segments. During 2006, we experienced increased sales in our Material Handling, Distribution and Auto & Custom segments. Net sales for the Material Handling segment increased $30.6 million, or 15%, from $209.5 million in 2005 to $240.1 million in 2006; net sales in the Distribution segment increased $7.4 million, or 4%, from $190.0 million in 2005 to $197.3 million in 2006; Auto & Custom segment net sales increased $9.5 million, or 5%, from $195.1 million in 2005 to $204.7 million in 2006. The net sales increases represent a combination of increased volume and price increases that took effect in the second half of 2005.

The increases in net sales referred to above were partially offset by declining net sales in the Lawn & Garden segment. Net sales in this segment decreased $10.3 million to $160.2 million, representing a 6% decrease from 2005. The reduction in net sales was primarily volume driven as weather conditions in the South and Midwest regions resulted in low demand from growers for certain product lines throughout the first half of 2006. In the second half of 2006, sales volume continued to slow as major retailers changed the timing of their spring garden programs which delayed forecasting, and buying patterns of growers pushed some sales into 2007.

Cost of Sales & Gross Profit from Continuing Operations:

Cost of Sales and Gross Profit	2006	2005

Cost of sales	$572.4	$555.7
Gross profit	$207.6	$181.2
Gross profit as a percentage of sales	27%	25%

Cost of sales increased $16.8 million in 2006 to $572.4 million while gross profit increased from $181.2 million in 2005 to $207.6 million in 2006. These increases were primarily the result of the $43.1 million increase in sales from 2005. Gross profit percentage increased 2% in 2006 to 27%, compared to 25% in 2005. Increased selling prices, improved product mix and higher volumes resulted in higher gross profit percentages in 2006. This was despite the fact that we experienced higher raw material costs in 2006, particularly for plastic resins. For the year, we estimate that average prices for raw material plastic resins were approximately 3% higher in 2006 compared to 2005.

SG&A Expenses from Continuing Operations:

SG&A Expenses	2006	2005	Change

SG&A expenses	$146.6	$133.5	13.2
SG&A as a percentage of sales	19%	18%	1%

In 2006, SG&A expenses were $146.6 million, an increase of $13.2 million compared to 2005. As a percentage of sales, SG&A expenses increased to 19% compared to 18% in 2005. The increase was primarily related to the impact of additional freight and variable selling expenses associated with the increase in sales volume. Additionally, we incurred additional costs in 2006 associated with streamlining our organizational structure.

Interest Expense from Continuing Operations:

Net Interest Expense	2006	2005	Change%	Change

Interest expense	$15.8	$15.5	$0.39	2%
Outstanding borrowings	$201.5	$252.8	$(51.3)	(20)%
Average borrowing rate	6.01%	5.69%	0.32%	6%

Net interest expense for 2006 was $15.8 million, an increase of 2% compared to $15.5 million in 2005. The increase in net interest expense for 2006 was related to higher interest rates which offset the impact of lower average borrowing levels.

Income Before Taxes from Continuing Operations:

Segment	2006		2005	Change	%Change

Lawn & Garden		$8.1	$16.4	$(8.3)	(51)%
Material Handling		$34.9	$16.3	$18.6	114%
Distribution		$22.2	$20.6	$1.7	8%
Auto & Custom		$14.0	$10.0	$4.1	41%
Corporate and interest		$(34.2)	$(30.9)	$(3.2)	10%

TOTAL	.$	45.1	$32.3	$12.8	40%

Income before taxes was $45.1 million in 2006 compared to $32.3 million in 2005 for an increase of 40%. We experienced increased income before tax in our Material Handling, Distribution and Auto & Custom segments. In the Material Handling segment, income before income taxes increased from $16.3 million in 2005 to $34.9 million in 2006. The primary factors influencing this increase were a pricing strategy to help offset raw material price increases, mix management, which focused on providing customers with value-based material handling product solutions to improve their business, internal productivity initiatives and cost controls. Income before taxes for the Distribution segment in 2006 increased to $22.2 million or 8% from 2005. The primary reasons for the increase in the Distribution segment were an improvement in product mix, the implementation of additional cost controls and increased market penetration through tire dealers, auto dealers and other tire service niches. Income before taxes for the Auto & Custom segment increased to $14.0 million, representing an increase of 41%. The improvement realized in this segment was related to a strong focus on customers’ needs for value-added engineered products, mix management, continued pricing improvements, cost controls and productivity gains.

The above mentioned increases were partially offset by a decrease in the Lawn & Garden segment. Income before taxes in this segment decreased 51% from $16.4 million in 2005 to $8.1 million in 2006. This decrease was primarily related to the fact that the slowness in recovery of unit volumes to the grower market could not be fully offset by favorable product pricing and robust decorative planter sales to retail markets.

Income Taxes from Continuing Operations:

Consolidated Income Taxes	2006	2005

Income before taxes	$45.1	$32.3
Income taxes	$16.4	$12.9
Effective tax rate	36.3%	40.0%

Income tax expense increased from $12.9 million in 2005 to $16.4 million in 2006. However, income taxes as a percentage of income before taxes for 2006 decreased to 36.3% compared to 40% in 2005. The lower effective rate in 2006 was the result of reduced state tax expense and the impact of additional income tax expense in 2005 related to repatriation of $4.4 million in dividends from foreign subsidiaries pursuant to the American Jobs Creation Act of 2004.

Discontinued Operations: European Material Handling

In the third quarter of 2006, our Board of Directors approved the plan of divestiture of our European Material Handling business, which was ultimately divested in February 2007. In accordance with U.S. GAAP, the operating results related to these businesses have been included in discontinued operations in our consolidated statements of income for all periods presented.

During the second quarter of 2006, we determined that the Material Handling — Europe businesses were not core to our long term growth strategy and, accordingly, began evaluating strategic options for these businesses. Taking into consideration the economic factors and business conditions in Europe it became necessary to perform an interim goodwill impairment test in accordance with Statement of Accounting Standards No. 142, ”Goodwill and Other Intangible Assets.” In performing this analysis, the fair value of the reporting unit was based on estimated proceeds from a potential sale and the implied fair value of goodwill was estimated by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value. As a result of this analysis, all of the recorded goodwill of the reporting unit was determined to be impaired and, accordingly, we recorded a $109.8 million impairment charge in the second quarter of 2006.

Financial Condition

Liquidity and Capital Resources

Cash provided from operating activities of continuing operations was $99.1 million for the year ended December 31, 2007 compared with $67.7 million in the prior year. The increase of $31.4 million in cash provided by operating activities was primarily the result of $41.1 million increase in cash provided by working capital. Income from continuing operations of $10.2 million (excluding discontinued operations and non operating income) decreased $18.5 million from the prior year. In addition, depreciation, amortization and other non cash expenses were $37.5 million in the current year, an increase of $8.8 million compared with $28.7 million in 2006. Cash provided by working capital was $51.4 million in 2007 compared to $10.3 million in the prior year. The increase in cash provided by working capital resulted from specific initiatives which successfully reduced accounts receivable and inventories by $21.4 million and $13.1 million, respectively. In addition, accounts payable and accrued liabilities provided working capital of $16.5 million.

During 2007, cash increased approximately $68.1 million from net proceeds from the sale of discontinued operations and cash of approximately $95.7 million was used for the acquisition of businesses. Capital expenditures for the year ended December 31, 2007 were $19.8 million and are expected to be in the range of $15 to $25 million for the next 5 years.

Total debt at December 31, 2007 was $170.9 million, a reduction of $30.6 million from $201.5 million at December 31, 2006. At December 31, 2007, the Company had reduced working capital to $119.3 million, with a current ratio of 1.7 compared with working capital of $172.8 and current ratio of 2.3 at December 31, 2006. The Company’s Credit Agreement provides available borrowing up to $250 million and has a five year term which expires October 26, 2011. The Company is in compliance with all of the covenants of the Credit Agreement at December 31, 2007 and had approximately $189 million available under this agreement. Cash flow from operations and funds available under the Credit Agreement will provide the Company’s primary sources of future financing. Management believes that cash flows from operations and available credit facilities will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments:

	Less than	2-3	4-5
	1 Year	Years	Years	Thereafter	Total
		(Dollars in Thousands)

Principal payments on debt	$3,626	$69,805	$61,524	$35,925	$170,880
Interest	9,994	19,739	7,667	2,516	39,916
Lease payments	10,331	16,686	9,187	25,677	61,881
Retirement benefits	788	1,839	1,766	7,015	11,408

Total	$24,739	$108,069	$80,144	$71,133	$284,085

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2007, if market interest rates increase one percent, the Company’s interest expense would increase approximately $610,000 annually.

Some of the Company’s subsidiaries operate in foreign countries and, as such, their financial results are subject to the variability that arises from exchange rate movements. Based on the acquisition of ITML, the Company’s exposure to foreign currency fluctuations has increased, primarily due to sales made in Canada to customers in the United States denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. In the fourth quarter of 2007, the Company began a systematic hedging program to limit its exposure to fluctuations in exchange rates related to its operations in Canada and Brazil. As of December 31, 2007, the Company had no foreign currency hedges in place.

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

Inventory — Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 28 percent of the Company’s inventories and the first-in, first-out (FIFO) method for all other inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

Goodwill — As a result of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” recorded goodwill is subjected to annual impairment testing, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. Goodwill impairment testing requires, in part, that we estimate the fair value of our business units which, in turn, requires that we make judgments concerning future cash flows and appropriate discount rates for those businesses. Fair values are established using comparative market multiples in the current market conditions and discounted cash flows. The discount rates used are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 9.1% to 10.2% in 2007. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our business units. Our estimate of the fair values of these business units and the related goodwill, could change over time based on a variety of factors, including the actual operating performance of the underlying business or the impact of future events on the cost of capital and the related discount rates used.

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

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Myers Industries Inc. is currently evaluating the impact of adoption of SFAS No. 157 on the consolidated financial statements, however, we do not expect adoption of the new standard to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Vale Option for Financial Assets and Financial Liabilities — including an amendment for FASB Statement No. 115 (Statement 159). Statement 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s 2008 fiscal year. The Company is currently assessing the effect that adoption of SFAS 159 could have on its financial statements.

In December 2007, the FASB issued Statement No. 141R, Business Combinations and FASB Statement No. 160, Non-Controlling Interests in Consolidated Financial Statements. Statements 141R and 160 require most indentifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling shareholders. Both statements are effective for periods beginning after December 15, 2008, and earlier adoption is prohibited. Statement 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date.

ITEM 8.	Financial Statements and Supplementary Data

Summarized Quarterly Results of Operations
Thousands of Dollars, Except Per Share Data

Quarter Ended 2007	March 31	June 30	Sept. 30	Dec. 31	Total

Net Sales	$246,471	$225,622	$213,921	$232,780	$918,793
Gross Profit	73,766	57,828	51,786	52,306	235,686
Income from continuing operations	14,737	2,513	1,505	18,193	36,948
Per Basic and Diluted Share	.42	.07	.04	.52	1.05

Quarter Ended 2006	March 31	June 30	Sept. 30	Dec. 31	Total

Net Sales	$205,660	$194,157	$185,838	$194,330	$779,984
Gross Profit	54,084	54,683	47,020	51,759	207,546
Income from continuing operations	10,010	7,135	4,234	7,331	28,711
Per Basic and Diluted Share	.29	.20	.12	.21	.82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Myers Industries, Inc.:

We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. and subsidiaries (Company) as of December 31, 2007 and 2006, and the related statements of consolidated income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in the Income Taxes note to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Standard No. 109, effective January 1, 2007. In addition, as discussed in the Stock Compensation note to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective January 1, 2006, and as discussed in the Retirement Plans note to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Cleveland, Ohio
March 14, 2008

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Income

For The Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Net sales	$918,792,960	$779,984,388	$736,880,105
Cost of sales	683,107,307	572,438,757	555,687,606

Gross profit	235,685,653	207,545,631	181,192,499
Selling	99,893,012	79,340,520	71,796,860
General and administrative	89,991,241	67,282,548	61,660,260

	189,884,253	146,623,068	133,457,120

Operating income	45,801,400	60,922,563	47,735,379
Other income, net	26,750,000	0	0
Interest
Income	(283,897)	(146,343)	(340,173)
Expense	15,784,166	15,994,763	15,803,452

	15,500,269	15,848,426	15,463,279
Income from continuing operations before income taxes	57,051,131	45,074,143	32,272,100
Income taxes	20,103,000	16,363,613	12,907,205

Income from continuing operations	36,948,131	28,710,531	19,364,895
Income (loss) from discontinued operations, net of tax	17,787,645	(97,734,686)	7,190,611

Net income (loss)	$54,735,776	$(69,024,155)	$26,555,506

Income (loss) per common share
Basic
Continuing operations	$1.05	$.82	$.56
Discontinued operations	.51	(2.79)	.20

Net income (loss)	$1.56	$(1.97)	$.76

Diluted
Continuing operations	$1.05	$.82	$.56
Discontinued operations	.50	(2.79)	.20

Net income (loss)	$1.55	$(1.97)	$.76

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Financial Position

As of December 31, 2007 and 2006

	2007	2006

Assets
Current Assets
Cash	$7,558,832	$6,637,389
Accounts receivable — less allowances of $3,915,000 and $2,595,000 respectively	129,631,910	98,830,002
Inventories
Finished and in-process products	77,121,338	57,007,218
Raw materials and supplies	48,034,866	29,789,656

	125,156,204	86,796,874
Prepaid expenses	6,164,390	5,776,187
Deferred income taxes	9,298,038	4,240,386
Current assets of discontinued operations	–0–	105,242,416

Total Current Assets	277,809,374	307,523,254
Other Assets
Goodwill	171,462,256	162,214,948
Patents and other intangible assets	28,335,537	5,970,381
Other	5,974,876	3,433,410
Long term assets of discontinued operations	–0–	31,540,786

	205,772,669	203,159,525
Property, Plant and Equipment, at Cost
Land	5,696,694	4,710,378
Buildings and leasehold improvements	78,825,686	78,859,310
Machinery and equipment	421,206,343	332,283,970

	505,728,723	415,853,658
Less allowances for depreciation and amortization	291,758,397	264,553,217

	213,970,326	151,300,441

	$697,552,369	$661,983,220

The accompanying notes are an integral part of these statements.

Part I — Financial Information

Myers Industries, Inc.

Statements of Consolidated Financial Position

As of December 31, 2007 and 2006

	2007	2006

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$78,268,137	$48,111,122
Accrued expenses
Employee compensation	21,604,532	18,535,357
Taxes, other than income taxes	2,036,230	2,326,865
Income Taxes	14,803,686	1,632,619
Accrued interest	455,842	420,355
Dividends payable	11,961,265	1,840,989
Other	25,718,870	16,834,091
Current portion of long-term debt	3,626,077	3,235,058
Current liabilities of discontinued operations	–0–	41,790,763

Total Current Liabilities	158,474,639	134,727,219
Long-term Debt, less current portion	167,253,706	198,274,578
Other Liabilities	4,013,808	4,447,222
Deferred Income Taxes	50,540,270	35,400,520
Long term liabilities of discontinued operations	–0–	8,475,063
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	–0–	–0–
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,180,192 and 35,067,230 shares, respectively)	21,416,849	21,347,941
Additional paid-in capital	273,617,888	270,836,471
Accumulated other comprehensive income	9,320,002	12,497,362
Retained income (deficit)	12,915,207	(24,023,156)

	317,269,946	280,658,618

	$697,552,369	$661,983,220

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Shareholders’ Equity
and Comprehensive Income

For The Years Ended December 31, 2007, 2006 and 2005

				Accumulated
				Other
			Additional	Comprehensive	Retained	Comprehensive
	Common Shares		Paid-In	(Loss)	Income	(Loss)
	Number	Amount	Capital	Income	(Deficit)	Income

Balance at January 1, 2005	34,645,948	$21,090,960	$266,257,630	$26,089,410	$32,566,036	$40,864,310

Net income	–0–	–0–	–0–	–0–	26,555,507	26,555,507
Sales under option plans	101,993	62,215	655,112	–0–	–0–	–0–
Employees stock purchase plan	41,699	25,436	453,572	–0–	–0–	–0–
Dividend reinvestment plan	12,092	7,377	143,295	–0–	–0–	–0–
Stock issued for acquisition	4,661	2,843	52,529	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	(25,704,942)	–0–	(25,704,942)
Dividends — $.20 per share	–0–	–0–	–0–	–0–	(6,946,838)	–0–
Pension liability	–0–	–0–	–0–	(1,908,771)	–0–	(1,908,771)

Balance at December 31, 2005	34,806,393	$21,188,831	$267,562,138	$(1,524,303)	$52,174,705	$(1,058,206)

Net loss	–0–	–0–	–0–	–0–	(69,024,155)	(69,024,155)
Sales under option plans	220,864	134,726	1,595,853	–0–	–0–	–0–
Employees stock purchase plan	31,408	19,159	437,148	–0–	–0–	–0–
Tax benefit for stock options exercised	–0–	–0–	553,780	–0–	–0–	–0–
Dividend reinvestment plan	8,565	5,225	132,238	–0–	–0–	–0–
Stock based compensation	–0–	–0–	555,314	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	16,952,010	–0–	16,952,010
Dividends — $.21 per share	–0–	–0–	–0–	–0–	(7,173,706)	–0–
Cumulative effect of change in accounting principle — adoption of SFAS 158	–0–	–0–	–0–	(4,481,665)	–0–	–0–
Pension liability	–0–	–0–	–0–	1,551,318	–0–	1,551,318

Balance at December 31, 2006	35,067,230	$21,347,941	$270,836,471	$12,497,362	$(24,023,156)	$(50,520,827)

Net income	–0–	–0–	–0–	–0–	54,735,776	54,735,776
Sales under option plans	83,232	50,772	754,966	–0–	–0–	–0–
Employees stock purchase plan	24,697	15,066	399,647	–0–	–0–	–0–
Tax benefit for stock options	–0–	–0–	161,370	–0–	–0–	–0–
Dividend reinvestment plan	5,033	3,070	88,944	–0–	–0–	–0–
Stock based compensation	–0–	–0–	1,376,490	–0–	–0–	–0–
Foreign currency translation	–0–	–0–	–0–	7,563,541	–0–	7,563,801
Dividends — $.50 per share	–0–	–0–	–0–	–0–	(17,495,413)	–0–
Pension liability	–0–	–0–	–0–	(8,266)	–0–	(8,266)
Adoption of FIN 48	–0–	–0–	–0–	–0–	(302,000)	–0–
Realization of amounts previously recognized in AOCI on sale of discontinued operations	–0–	–0–	–0–	(10,732,635)	–0–	(10,732,635)

Balance at December 31, 2007	35,180,192	$21,416,849	$273,617,888	$9,320,002	$12,915,207	$51,558,676

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash Flows From Operating Activities
Net income (loss)	$54,735,776	$(69,024,155)	$26,555,507
Net (income) loss of discontinued operations	(17,787,646)	97,734,686	(7,190,611)
Non operating other income	(26,750,000)	–0–	–0–
Items not affecting use of cash
Depreciation	34,118,705	26,505,008	27,159,312
Amortization of other intangible assets	3,608,304	1,707,516	1,893,664
Non cash stock compensation	1,376,490	555,314	–0–
Deferred taxes	(3,382,644)	(101,352)	1,726,141
Loss (gain) on disposition of property, plant and equipment	1,722,252	–0–	(740,386)
Cash flow provided by (used for) working capital
Accounts receivable	21,393,544	2,614,403	(5,186,725)
Inventories	13,128,641	9,212,812	1,286,076
Prepaid expenses	437,995	(1,907,760)	96,834
Accounts payable and accrued expenses	16,483,989	389,418	7,969,035

Net cash provided by operating activities of continuing operations	99,085,406	67,685,890	53,568,847
Net cash (used for) provided by operating activities of discontinued operations	(2,016,769)	13,261,186	13,664,503

Net cash provided by operating activities	97,068,637	80,947,076	67,233,350

Cash Flows From Investing Activities
Acquisition of businesses, net of cash	(95,698,323)	–0–	–0–
Proceeds from Merger termination	32,500,000	–0–	–0–
Proceeds from sale of plant	–0–	–0–	2,277,760
Additions to property, plant and equipment	(19,809,973)	(12,381,407)	(24,559,724)
Other	1,003,815	701,574	508,700

Net cash used for investing activities of continuing operations	(82,004,481)	(11,679,833)	(21,773,264)
Net cash provided by (used for) investing activities of discontinued operations	67,906,906	(1,656,735)	(1,714,412)

Net cash used for investing activities	(14,097,575)	(13,336,568)	(23,487,676)

Cash Flows From Financing Activities
Repayment of long term debt	(60,559,865)	–0–	–0–
Net borrowing (repayment) of credit facility	(42,373,780)	(49,887,562)	(24,263,827)
Cash dividends paid	(7,644,959)	(7,173,706)	(6,946,838)
Proceeds from issuance of common stock	1,312,465	2,324,349	1,347,007
Excess tax benefit from options exercised	161,370	553,780	–0–
Deferred financing costs	(41,072)	(380,956)	(262,500)

Net cash used for financing activities of continuing operations	(109,145,841)	(54,564,095)	(30,126,158)
Net cash used for financing activities of discontinued operations	(224,444)	(249,062)	(246,875)

Net cash used for financing activities	(109,370,285)	(54,813,157)	(30,373,033)

Foreign Exchange Rate Effect on Cash	234,355	1,767,129	(2,232,044)

Net (decrease) increase in cash	(26,164,868)	14,564,480	11,140,597
Cash at January 1	33,723,700	19,159,220	8,018,623

Cash at December 31 ($27,086,311 included in discontinued operations at December 31, 2006)	$7,558,832	$33,723,700	$19,159,220

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$15,645,631	$16,225,095	$15,826,862

Income taxes	$14,024,429	$20,096,118	$12,316,811

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

Financial Instruments

Financial instruments, consisting of trade and notes receivable, and certain long-term debt at variable interest rates, are considered to have a fair value which approximates carrying value at December 31, 2007. The Company’s $100 million senior notes have a fair value of approximately $102.8 million at December 31, 2007.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. No single customer accounts for more than three percent of total sales and no country, outside of the United States, accounts for more than ten percent of total sales. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $2,915,000, $1,164,000 and $2,035,000 for the years 2007, 2006 and 2005, respectively.

Inventories

Inventories are stated at the lower of cost or market. For approximately 28 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $13,714,000, $11,452,000, and $9,710,000 higher than reported at December 31, 2007, 2006 and 2005, respectively. In 2007, the liquidation of LIFO inventories decreased cost of sales, and therefore increased income before taxes by approximately $1.6 million.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

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

Long-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the amount of impairment related to assets to be held and used is based upon undiscounted future cash flows resulting from the use and ultimate disposition of the asset. For assets held for disposal, this amount may be based upon appraisal of the asset, market value of similar assets or cash flow from the disposition of the asset. At December 31, 2007 the Company has approximately $3.4 million of property, plant, and equipment held for sale which represents the estimated net realizable value of these assets and is included in other assets on the accompanying statement of consolidated financial position. In 2007, the Company recorded expense of $726,000 to write down the value of assets in the Lawn and Garden segment no longer used in production. In 2006, the Company recorded expense of $299,000 in the Automotive and Custom segment to write off the net book value of certain leasehold improvements no longer used in production. In 2005 the Company recorded expense of approximately $151,000 in the Material Handling — North America segment to write off unamortized intangible assets and net book value of equipment related to product lines which the Company decided to discontinue.

Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is at the time of shipment.

Shipping and Handling

Shipping and handling expenses are classified as selling expenses in the accompanying statements of consolidated income. The Company incurred shipping and handling costs of approximately $27.8 million, $25.0 million and $22.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be received or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July 2006, the FASB issued Interpretation No. 48, Accounting of Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

Company adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax provisions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48, totaling $302,000, has been reported as an adjustment to the opening balance of our retained deficit as of January 1, 2007.

Prior to 2007 the Company measured its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, the Company is required to test for impairment on at least an annual basis. The Company conducts its annual impairment assessment as of October 1. In addition, the Company will test for impairment whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Such events may include, but are not limited to, significant changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base or its businesses, or a material negative change in its relationships with significant customers.

In evaluating goodwill for impairment the Company uses a combination of valuation techniques primarily using discounted cash flows to determine the fair values of its business reporting units and market based multiples as supporting evidence. The variables and assumptions used, including the projections of future revenues and expenses, working capital, terminal values, discount rates and the market multiples observed in sale transactions are determined separately for each reporting unit. The discount rates used are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 9.1% to 10.2% in 2007. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our business units. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. Our estimate of the fair values of these business units and the related goodwill, could change over time based on a variety of factors, including the actual operating performance of the underlying business or the impact of future events on the cost of capital and the related discount rates used. The change in goodwill for the years ended December 31, 2007 and 2006 is as follows:

		Material Handling	Automotive and	Lawn and
(Amount in thousands)	Distribution	North America	Custom	Garden	Total

December 31, 2005	$214	$30,383	$60,074	$71,544	$162,215
Acquisitions	0	0	0	0	0
Foreign currency translation	0	0	0	0	0

December 31, 2006	$214	$30,383	$60,074	$71,544	$162,215
Acquisitions	0	0	0	9,211	9,211
Foreign currency translation	0	0	0	36	36

December 31, 2007	$214	$30,383	$60,074	$80,791	$171,462

Intangible assets other than goodwill primarily consists of trade names, customer relationship, patents and technology assets established in connection with purchase accounting. These intangible assets are amortized over their estimated useful lives. Estimated annual amortization expense for the five years ending December 31, 2012 are: $3,315,000 in 2008; $3,315,000 in 2009; $3,199,000 in 2010, $2,852,000 in 2011 and $2,456,000 in 2012.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

Intangible assets at December 31, consisted of the following:

			2007			2006
			Accumulated			Accumulated
	Life	Gross	Amortization	Net	Gross	Amortization	Net

Tradename	Indefinite	4,272,775	–0–	4,272,775	–0–	–0–	–0–
Customer Relationships	6 - 13 years	16,694,533	(4,039,451)	12,655,082	6,667,000	(2,248,916)	4,418,084
Technology	7.5 years	2,100,000	(980,000)	1,120,000	2,100,000	(700,000)	1,400,000
Patents	10 years	10,900,000	(908,333)	9,991,667	3,893,390	(3,741,093)	152,297
Non-Compete	3 years	418,679	(122,666)	296,013	–0–	–0–	–0–

		34,385,987	(6,050,450)	28,335,537	12,660,390	(6,690,009)	5,970,381

Net Income Per Share

Net income (loss) per share, as shown on the Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	2007	2006	2005
Weighted average common shares outstanding
Basic	35,140,581	34,978,269	34,724,488
Dilutive effect of stock options and restricted stock	108,991	65,889	162,476

Weighted average common shares outstanding — diluted	35,249,572	35,044,158	34,886,964

Merger Agreement

On April 24, 2007, Myers Industries, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MYEH Corporation, a Delaware corporation (the “Parent”) and MYEH Acquisition Corporation, an Ohio corporation (“MergerCo”). Under the terms of the Merger Agreement, MergerCo will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by GS Capital Partners, LP (GSCP) and other private equity funds sponsored by Goldman, Sachs & Co.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (other than shares owned by the Company or any of its subsidiaries, or by any shareholders who properly exercise appraisal rights under Ohio law) will be cancelled and converted into the right to receive $22.50 in cash, without interest.

On July 23, 2007 the Company’s shareholders approved the Merger. During the quarter ended June 30, 2007 the “go shop” period expired without any competing proposals and the waiting period under the Hart Scott Rodino Antitrust Improvements Act was terminated.

The Merger Agreement contained termination rights for both the Company and Parent in the event the Merger was not consummated by December 15, 2007. In December 2007, an agreement was made to extend this date from December 15, 2007 to April 30, 2008 (the “Extension”). The Extension did not provide GSCP additional rights with respect to the potential Merger and consummation of the Merger remains subject to satisfaction or waiver of the conditions to closing set forth in the Merger Agreement. In connection with the Extension, GSCP paid the Company the previously agreed upon $35 million termination fee. This non refundable termination fee is shown, net of related expenses of $8.25 million, as other income in the accompanying Statement of Consolidated Income. In addition, as permitted by the Extension, the Company declared a special dividend of $0.28 per common share totaling approximately $9.85 million payable January 2, 2008 to shareholders of record as of December 20, 2007.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

Discontinued Operations

In the third quarter of 2006, the Company’s Board of Directors approved a plan divestiture of the Company’s Material Handling — Europe business segment. On October 20, 2006, the Company entered into a definitive agreement to sell these businesses and the sale was completed on February 1, 2007 with net proceeds of approximately $68.1 million received. Included in net income for the year ended December 31, 2007 was a gain of approximately $17.8 million, net of taxes of $3.3 million, from the disposition of these businesses. In addition, subsequent to December 31, 2007, the Company received net proceeds of approximately $1.8 million related to the settlement of certain contingencies in connection to the disposed businesses.

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

These discontinued operations had net sales of $14.9 million and net income from operations of $1,886 in 2007 prior to the disposition. The discontinued operations generated sales of $170.9 million and $166.8 million for the years ended December 31, 2006 and 2005. For the year ended December 31, 2006, these discontinued businesses had a net loss of $97.7 million (net of $3.4 million Tax benefit), which included a goodwill impairment charge of $109.8 million, compared with net income of $7.2 million for the year ended December 31, 2005.

Net assets related to discontinued operations at December 31, 2006 were $86.5 million and consisted of the following:

(In thousands)

Cash and cash equivalents	$27,086
Receivables, net of allowance of $1,345	48,913
Inventories	20,435
Prepaid expenses	3,297
Deferred income taxes	5,512
Property, plant and equipment, net	31,055
Intangible assets and other	485

Total assets	136,783

Accounts payable	23,775
Accrued expenses	17,185
Debt	1,478
Deferred income taxes	1,657
Other long term liabilities	6,171

Total liabilities	50,266

Net assets	$86,517

Acquisitions

On January 9, 2007, the Company acquired all the shares of ITML Horticultural Products, Inc., an Ontario corporation (“ITML”). ITML designs, manufactures and sells plastic containers and related products for professional floriculture / horticulture grower markets across North America, utilizing injection molding, blow molding, and thermoforming processes. Additionally, ITML utilizes extensive technology and expertise for resin reprocessing and recycling for use in its products. The acquired business had fiscal 2006 annual sales of approximately $169.5 million. The total purchase price was approximately $118.6 million, which includes the assumption of

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

approximately $64.6 million of debt outstanding as of the acquisition date. In addition, the acquisition allows for additional purchase consideration to be paid contingent upon the results of the Company’s Lawn and Garden segment in 2008, specifically the achievement of earnings before interest taxes, depreciation and amortization compared to targeted amounts.

On March 8, 2007, the Company acquired select equipment, molds and inventory related to the Xytec and Combo product lines of Schoeller Arca Systems Inc., a subsidiary of Schoeller Arca Systems N.V., in North America (“SASNA”). These product lines include collapsible bulk containers used for diverse shipping and handling applications in markets from manufacturing to food to liquid transport. The acquired business had 2006 annual sales of approximately $50 million. The total purchase price was approximately $41.6 million.

The results for both ITML and SASNA product lines are included in the consolidated results of operations from the date of acquisition. ITML is included in the Company’s Lawn and Garden segment and the SASNA product lines are included in the Material Handling — North America segment. The allocation of the purchase price and the estimated goodwill and other intangibles are as follows:

(Amounts in thousands)	ITML	Schoeller Arca

Assets acquired:
Accounts receivable	$45,252	$–0–
Inventory	37,107	8,825
Property, plant & equipment	56,142	18,100
Intangibles	9,200	14,700
Other	4,409	–0–

	152,110	41,625
Liabilities assumed:
Accounts payable and accruals	(25,496)	–0–
Debt	(64,570)	–0–
Deferred Income Taxes	(17,182)	–0–

	(107,248)	–0–
Goodwill	9,211	–0–

Total consideration	$54,073	$41,625

The results of ITML operations are included in the Company’s consolidated results of operations from January 9, 2007, the date of acquisition and are reported in the Company’s Lawn and Garden Segment. The following unaudited pro forma information presents a summary of consolidated results of operations for the Company including ITML as if the acquisition had occurred January 1, 2006.

(Amounts in thousands, except per share)	2007	2006

Net Sales	$923,348	$947,406
Income from Continuing Operations	36,953	34,819
Income from Continuing Operations per basic and diluted share	$1.05	$1.00

These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisition taken place on January 1, 2006, or indicative of future results.

In the second quarter of 2007, the Company approved a plan for ITML integration activities which resulted in the closure of two facilities in the Lawn and Garden Segment, including the acquired ITML plants in Brampton, Ontario, and Lugoff, South Carolina. These facilities, which were part of the Company’s acquisition of ITML in

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

January 2007, produce nursery containers, specialty retail horticultural products, and custom plastic products. Total costs related to the plan were approximately $4.3 million, including the $2.3 million accrued at acquisition.

In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs as part of the purchase price allocation of ITML. A reconciliation of the accrual balance included in Other Accrued Expenses on the accompanying statement of consolidated financial position is as follows:

	Severance	Contract
	and	Termination
(Dollars in thousands)	Personnel	Fees	Total

Accrued at acquisition date	$2,023	$241	$2,264
Provision	–0–	–0–	–0–
Less: Payments	(1,703)	(241)	(1,944)

Balance at December 31, 2007	$320	$–0–	$320

Restructuring Activities

In the second quarter of 2007, the Company approved and adopted a plan to consolidate existing production facilities. Under the terms of the consolidation plan, the Dawson Springs, Kentucky manufacturing facility, included in the Company’s Material Handling segment, was permanently closed and production capabilities and product lines were shifted to the Company’s other existing manufacturing facilities in North America. Total costs related to closing the Dawson Springs facility were approximately $1.8 million, including the $1.0 million provision below.

The accrued liability balance for severance and exit costs is included in Other Accrued Expenses on the accompanying statement of consolidated financial position. Activity related to the Dawson Springs restructuring liability for the year ended December 31, 2007 consisted of:

	Severance
	and	Other
(Dollars in thousands)	Personnel	Exit Costs	Total

Balance at January 1, 2007	$–0–	$–0–	$–0–
Provision	937	90	1,027
Less: Payments	(918)	(90)	(1,008)

Balance at December 31, 2007	$19	$–0–	$19

Stock Compensation

In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors various types of stock based awards including stock options, restricted stock and stock appreciation rights. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant. At December 31, 2007, there were 752,226 shares available for future grant under the Plan.

Options granted during the past three years:

Year	Shares	Price

2007	23,000	$18.62
2006	382,800	$15.11 to $17.21
2005	326,810	$11.15 to $12.86

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

Options exercised during the past three years:

Year	Shares	Price

2007	87,068	$8.00 to $17.02
2006	238,896	$7.44 to $12.26
2005	93,110	$7.60 to $11.15

In addition, options totaling 62,342, 47,321, and 57,055 expired during the years ended December 31, 2007, 2006 and 2005, respectively. Options outstanding and exercisable at December 31, 2007, 2006 and 2005 were as follows:

		Range of Exercise		Weighted Average
Year	Outstanding	Prices	Exercisable	Exercise Price

2007	654,809	$8.00 to $18.62	329,156	$12.71
2006	781,219	$8.00 to $17.21	210,882	$13.52
2005	684,636	$7.44 to $12.86	333,977	$9.58

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

The adoption of SFAS 123R reduced income before taxes approximately $1,376,000 and $555,000 for the years ended December 31, 2007 and 2006, respectively. These expenses are included in selling and administrative expenses in the accompanying Statement of Consolidated Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2007 was approximately $2.3 million, which will be recognized over the next four years.

The following table illustrates the effect on income and income per share from continuing operations as if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in prior periods presented.

Year Ended
(In thousands, except per share amounts)	December 31, 2005

Income from continuing operations as reported	$19,365
Stock option compensation as reported, net of tax	0
Fair value of stock option compensation net of tax	180

Proforma income from continuing operations	$19,185

Income per common share from continuing operations:
Basic and diluted as reported	$.56
Basic and diluted proforma	.55

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

	2007	2006	2005
	Black	Black	Trinomial
Model	Scholes	Scholes	Lattice

Risk free interest rate	4.70%	4.70%	3.72%
Expected dividend yield	1.23%	1.23%	1.79%
Expected life of award (years)	6.0	6.0	4.3
Expected volatility	31.58%	31.58%	37.50%
Fair value per option share	$6.00	$5.95	$2.94

The following table summarizes the stock option activity for the period ended December 31, 2007:

		Average	Weighted	Aggregate
		Exercise	Average	Intrinsic
	Shares	Price	Life	Value

Outstanding at December 31, 2006	781,219	$13.52
Options Granted	23,000	18.62
Options Exercised	(87,068)	10.05
Cancelled or Forfeited	(62,342)	12.89

Outstanding at December 31, 2007	654,809	$14.12	7.83	$229,183

Exercisable at December 31, 2007	329,156	$12.71		$579,315

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the years ended December 31, 2007, 2006, and 2005 was approximately $768,000, $1,789,000 and $1,104,000 respectively. In addition, the Company has outstanding 63,000 shares of restricted stock with vesting periods up through April 2011.

Contingencies

The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Long-Term Debt and Credit Agreements

Long-term debt at December 31, consisted of the following:

	2007	2006

Credit agreement	$60,913,706	$94,148,992
Senior notes	100,000,000	100,000,000
Industrial revenue bonds	6,890,000	4,000,000
Other	3,076,077	3,360,644

	170,879,783	201,509,636
Less current portion	3,626,077	3,235,058

	$167,253,706	$198,274,578

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

On October 26, 2006, the Company entered into an amendment and restatement of its loan agreement (the Credit Agreement) with a group of banks. Under terms of the Credit Agreement, the Company may borrow up to $250 million, including up to $80 million in certain foreign currencies, swing loans not to exceed $20 million and letter of credit obligations up to $25 million. Interest is based on the bank’s Prime rate or Euro dollar rate plus an applicable margin that varies depending on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The average interest rate on borrowing under the Credit Agreement was 5.51 percent at December 31, 2007 and 5.87 percent at December 31, 2006. In addition, the Company pays a quarterly facility fee. The Credit Agreement expires on October 26, 2011.

In December 2003, the Company issued $100 million in Senior Unsecured Notes (the Notes) consisting of $65 million of notes with an interest rate of 6.08 percent and a 7 year maturity and $35 million with an interest rate of 6.81 percent and a 10 year maturity. Proceeds from the issuance of the Notes were used to pay down the term loan and revolving credit facility borrowing outstanding at that time.

In addition, at December 31, 2007, the Company had approximately $10.0 million of other long-term debt consisting of industrial revenue bonds, certain indebtedness of acquired companies, and other credit facilities for the Company’s international operations. The weighted average interest rate on these amounts outstanding was 4.75 percent at December 31, 2007 and 4.91 percent at December 31, 2006.

The Credit Facility and Notes contain customary covenants including the maintenance of minimum consolidated net worth, certain financial ratios regarding leverage and interest coverage, and limitation on annual capital expenditures.

Maturities of long-term debt under the loan agreements in place at December 31, 2007 for the five years ending December 31, 2012 were approximately: $3,626,000 in 2008; $425,000 in 2009; $69,380,000 in 2010; $61,219,000 in 2011; $305,000 in 2012 and $35,925,000 thereafter.

Retirement Plans

The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. Two plans are defined benefit plans with benefits primarily based upon a fixed amount for each completed year of service as defined.

For the Company’s defined benefit plans, both of which were underfunded at December 31, 2005, the net periodic pension cost was as follows:

	2007		2006
	Overfunded	Underfunded	Overfunded	Underfunded	2005

Service cost	$33,016	$89,229	$28,570	$110,055	$191,272
Interest cost	152,157	171,715	168,416	155,897	350,501
Expected return on assets	(216,320)	(211,002)	(226,915)	(185,298)	(396,485)
Amortization of prior service cost	–0–	4,012	–0–	9,629	25,894
Amortization of net loss	–0–	7,914	1,227	35,109	83,545
Settlement/Curtailment	–0–	67,662	8,666	–0–	195,467

Net periodic pension cost	$(31,147)	$129,530	$(20,036)	$125,392	$450,194

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

The reconciliation of changes in projected benefit obligations are as follows:

	2007		2006
	Overfunded	Underfunded	Overfunded	Underfunded

Benefit obligation at beginning of year	$2,747,559	$2,949,499	$3,133,300	$2,889,420
Service cost	33,016	89,229	28,570	110,055
Interest cost	152,157	171,715	168,416	155,897
Curtailments	–0–	3,638	–0–	–0–
Settlements	–0–	–0–	(301,609)	–0–
Actuarial loss	1,725	97,843	(65,119)	(103,177)
Expenses paid	(38,024)	(49,636)	(33,015)	(25,441)
Benefits paid	(273,072)	(111,657)	(182,984)	(77,255)

Benefit obligation at end of year	$2,623,361	$3,150,631	$2,747,559	$2,949,499

The assumptions used to determine the net periodic benefit cost and benefit obligations for both plans are as follows:

	2007	2006	2005

Discount rate for net periodic pension cost	5.75%	5.50%	5.75%
Discount rate for benefit obligations	5.75%	5.75%	5.50%
Expected long-term return of plan assets	8.00%	8.00%	8.00%

Future benefit increases were not considered, as there is no substantive commitment to increase benefits. The expected long-term rate of return assumption is based on the actual historical rate of return on assets adjusted to reflect recent market conditions and future expectation consistent with the Company’s current asset allocation and investment policy. The assumed discount rates represent long-term high quality corporate bond rates commensurate with the liability durations of its plans.

The following table reflects the change in the fair value of the plans’ assets:

	2007		2006
	Overfunded	Underfunded	Overfunded	Underfunded

Fair value of plan assets at beginning of year	$2,837,180	$2,622,694	$2,957,859	$2,380,537
Actual return on plan assets	238,709	220,497	396,929	344,853
Settlements	–0–	–0–	(301,609)	–0–
Company contributions	–0–	192,000	–0–	–0–
Expenses paid	(38,024)	(49,636)	(33,015)	(25,441)
Benefits paid	(273,072)	(111,657)	(182,984)	(77,255)

Fair value of plan assets at end of year	$2,764,793	$2,873,898	$2,837,180	$2,622,694

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

The weighted average asset allocations for both of the Company’s defined benefit plans at December 31, 2007 and 2006, are as follows:

	2007	2006

Equities securities	76%	83%
Debt securities	21	17
Cash	3	0

Total	100%	100%

The following table provides a reconciliation of the funded status of the plans at December 31, 2007 and 2006:

	2007		2006
	Overfunded	Underfunded	Overfunded	Underfunded

Projected benefit obligation	$2,623,361	$3,150,631	$2,747,559	$2,949,499
Plan assets at fair value	2,764,793	$2,873,898	2,837,180	2,622,694

Funded status	$(141,432)	$276,733	$89,621	$(326,805)

As required under Statement of Financial Accounting Standard No. 158, the funded status shown above is included in other long term liabilities in the Company’s statements of Financial Position at December 31, 2007 and 2006. The Company has no minimum required contribution for these plans in 2008 and does not anticipate making any contributions during the next fiscal year.

Benefit payments projected for the plans are as follows:

2008	$320,421
2009	343,862
2010	359,029
2011	365,836
2012	383,735
2013-2017	2,013,252

A profit sharing plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. Profit sharing plan expense was $1,523,000, $1,668,000 and$1,382,000 for the years 2007, 2006 and 2005, respectively. In addition, the Company has a Supplemental Executive Retirement Plan (SERP) to provide participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. Expense related to the SERP was approximately $162,000, ($193,000), and $1,022,000 for the years 2007, 2006 and 2005, respectively. The SERP liability is based on the discounted present value of expected future benefit payments using a discount rate of 5.75%. The SERP liability was approximately $4.3 million at December 31, 2007 and $4.7 million at December 31, 2006 and is included in employee compensation and other long term liabilities on the accompanying statements of consolidated financial position. The SERP is unfunded.

Leases

The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $13,097,000, $9,713,000, and $8,574,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

Future minimum rental commitments are as follows:

Year Ended
December 31,	Commitment

2008	$10,331,000
2009	9,074,000
2010	7,612,000
2011	6,202,000
2012	2,985,000
Thereafter	25,677,000

Total	$61,881,000

Income Taxes

The effective tax rate was 35.2% in 2007, 36.3% in 2006 and 40.0% in 2005. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Pre-Tax Income
	2007	2006	2005

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes — net of Federal tax benefit	2.1	2.1	4.9
Foreign tax rate differential	(1.5)	.1	(0.2)
Domestic production deduction	(1.8)	(.9)	(1.1)
Other	1.4	(0)	1.4

Effective tax rate for the year	35.2%	36.3%	40.0%

Income from continuing operations before income taxes was attributable to the following sources:

(Dollar in thousands)	2007	2006	2005

United States	$62,471	$40,756	$30,845
Foreign	(5,420)	4,318	1,427

Totals	$57,051	$45,074	$32,272

Income taxes consisted of the following:

	2007		2006		2005
(Dollars in thousands)	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$23,975	$(2,968)	$13,133	$266	$9,103	$935
Foreign	(2,552)	(205)	1,588	(49)	172	253
State and local	2,063	(210)	1,290	136	1,848	596

	$23,486	$(3,383)	$16,011	$353	$11,123	$1,784

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

Significant components of the Company’s deferred taxes as of December 31, 2007 and 2006 are as follows:

	2007	2006

(Dollars in thousands)
Deferred income tax liabilities
Property, plant and equipment	$32,154	$21,957
Tax deductible goodwill	16,719	11,210
Other intangibles	1,433	2,036
State deferred taxes	1,886	2,084
Other	868	830

	53,060	38,117
Deferred income tax assets
Compensation	3,005	2,797
Inventory valuation	1,358	1,210
Allowance for uncollectible accounts	974	848
Non-deductible accruals	5,281	2,102
Capital and other loss carryforwards	26,635	14,560
Net operating loss carryforwards	2,058	713

	39,311	22,230
Valuation Allowance	(27,493)	(15,273)

	11,818	6,957

Net deferred income tax liability	$41,242	$31,160

SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The change in the valuation allowance from continuing operations in 2007 was an increase of $145,000, primarily related to additional foreign and state net operating losses due to the uncertainty regarding future profitability in those jurisdictions. In addition, in 2007 the Company increased the valuation allowance $12.1 million for the tax losses realized in the sale of discontinued operations due to uncertainty regarding realization through available or future capital gains. In addition the Company has net operating tax loss carryforwards of approximately $11.8 million with carryforward periods that expire starting in 2019. Myers Industries has an accounting policy to not record a provision for unremitted earnings of foreign subsidiaries as it is the Company’s intention to indefinitely reinvest these earnings of these subsidiaries. The American Jobs Creation Act of 2004 provided a special opportunity to review this policy and, accordingly, in 2005 the Company made a repatriation of approximately $4.4 million in dividends which resulted in additional income taxes of approximately $281,000.

At December 31, 2007, the Company had not recorded a deferred tax liability for temporary differences related to investments in its foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences was estimated to be approximately $18.9 million. The amount may become taxable upon a repatriation of assets or a sales or liquidation of the subsidiaries. It is not practical to estimate the related amount of unrecognized tax liability.

As a result of applying the provision of FIN 48, we recognized an increase of $302,000 in the liability for unrecognized tax benefits and a reduction in retained earnings. As of January 1, 2007, the total amount of gross unrecognized tax benefits was $1,755,000 of which $1,317,000 would reduce the Company’s effective tax rate.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

The following table summarized the activity related to the Company’s unrecognized tax benefits:

Total
(In thousands)

Balance at January 1, 2007	$1,755,000
Increases related to current year tax positions	145,500
Expiration of the statute of limitations for the assessment of taxes	(20,500)

Balance at December 31, 2007	$1,880,000

As of December 31, 2007 the total amount of gross unrecognized tax benefits was $1,880,000 of which $1,431,000 would reduce the Company’s effective tax rate. The amount of accrued interest expense included as a liability within the Company’s consolidated balance sheet as of December 31, 2007 was $279,000.

As of December 31, 2007 the Company and its significant subsidiaries are subject to examinations for the years after 2003 in Brazil, Canada, Denmark, United States, and major states within the United States. The Company is also subject to examinations after 2004 in France and remaining states within the United States.

The Company does not expect any significant changes to its unrecognized tax benefits for the next 12 months.

Industry Segments

The Company’s business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, these business units have been aggregated into four reportable segments. These include three manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling — North America, 2) Automotive and Custom, and 3) Lawn and Garden. The fourth segment is Distribution of tire, wheel, and undervehicle service products. The aggregation of business units is based on management by the chief operating decision-maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics (e.g. average gross margin and the impact of economic conditions on long-term financial performance). Intersegment sales are generally recorded in segment operating results at prices that management believes approximate arms length transactions and are not material to operating results.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

serves a diverse group of niche markets: automotive, recreational vehicle, recreational marine, heavy truck, construction and agriculture equipment, healthcare, and transportation, to name a few.

Myers Industries’ Lawn and Garden Segment serves the North American horticultural market with plastic products such as seedling trays, nursery pots, hanging baskets, and custom printed containers, as well as decorative resin planters. Markets / customers include professional growers, greenhouses, nurseries, retail garden centers, mass merchandisers, and consumers.

The Company’s Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair / retread supplies. The Distribution Segment operates domestically through 37 branches located in major cities throughout the United States and in foreign countries through export sales. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

Total sales from foreign business units and export to countries outside the U.S. were approximately $129.9 million, $92.4 million, and $87.9 million for the years 2007, 2006 and 2005, respectively. There are no individual foreign countries for which sales are material. Long-lived assets in foreign countries, consisting primarily of property, plant and equipment, intangible assets and goodwill, were approximately $60.5 million at December 31, 2007 and $17.7 million at December 31, 2006.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — Continued

	2007	2006	2005
	(Dollars in thousands)

Net Sales
Distribution	$203,230	$197,329	$189,950
Material Handling — North America	267,221	240,050	209,469
Automotive and Custom	170,903	204,659	195,125
Lawn and Garden	300,872	160,155	170,416
Intra-segment elimination	(23,433)	(22,209)	(28,080)

	$918,793	$779,984	$736,880

Income Before Income Taxes
Distribution	$20,537	$22,241	$20,566
Material Handling — North America	40,360	34,872	16,265
Automotive and Custom	8,968	14,041	9,967
Lawn and Garden	897	8,089	16,420
Corporate	1,788	(18,320)	(15,483)
Interest expense-net	(15,500)	(15,849)	(15,463)

	$57,051	$45,074	$32,272

Identifiable Assets
Distribution	$46,944	$54,636	$52,404
Material Handling — North America	191,562	149,114	149,709
Automotive and Custom	137,933	142,185	153,933
Lawn and Garden	302,736	163,434	176,826
Corporate	18,377	15,831	11,671
Intra-segment elimination	0	0	(985)

	$697,552	$525,200	$543,558

Capital Additions, Net
Distribution	$190	$416	$654
Material Handling — North America	7,875	4,910	13,404
Automotive and Custom	4,892	1,773	3,861
Lawn and Garden	6,496	5,116	6,929
Corporate	357	166	(270)

	$19,810	$12,381	$24,578

Depreciation
Distribution	$372	$351	$336
Material Handling — North America	10,991	10,378	11,419
Automotive and Custom	6,117	6,120	6,318
Lawn and Garden	16,242	9,215	8,553
Corporate	397	441	534

	$34,119	$26,505	$27,160

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures

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

Management’s report on internal controls over financial reporting, and the report of the independent registered public accounting firm on internal control, are titled “Management’s Annual Assessment of and Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are included herein.

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

Management’s assessment of the effectiveness of internal controls over financial reporting did not include the internal controls of ITML Horticultural Products, Inc. (ITML), which was acquired in 2007 and is included in the consolidated financial statements of Myers Industries, Inc. for the year ended December 31, 2007. ITML had total assets of approximately $113.7 million at December 31, 2007 and net sales of approximately $151.0 million for the year then ended.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer and Corporate Secretary, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

John C. Orr	Donald A. Merril
President and	Vice President,
Chief Executive Officer	Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Myers Industries, Inc.:

We have audited Myers Industries, Inc. and subsidiaries (Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Myers Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Myers Industries, Inc. acquired ITML Horticultural Products, Inc. (ITML) during 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, ITML’s internal control over financial reporting associated with total assets of approximately $113.7 million and net sales of approximately $151.0 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of ITML.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of consolidated financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related statements of consolidated income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio
March 14, 2008

ITEM 9B.	Other Information.

None

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

For information about the directors of the Registrant, see the sections titled “Nominees,” “Director Independence,” “Committee Charters and Policies,” “Shareholder Nominations of Director Candidates” and “Corporate Governance Policies” of Registrant’s Proxy Statement dated on or about March 21, 2008 (“Proxy Statement”), which are incorporated herein by reference.

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

For information about our Code of Ethics, see the section titled “Corporate Governance Policies” of our Proxy Statement, which is incorporated herein by reference.

ITEM 11.	Executive Compensation

See the sections titled “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

See the sections titled “Security Ownership of Certain Beneficial Owners and Management,” and “Employment Agreements Including Change of Control” of the Proxy Statement, which are incorporated herein by reference.

(C)
Number of Securities
	(A)		Remaining Available for
	Number of Securities	(B)	Future Issuance Under
	to be Issued Upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants or Rights	Warrants or Rights	Column (A))

Equity Compensation Plans Approved by Security Holders(1)	717,809	$12.88	752,226
Equity Compensation Plans Not Approved by Security Holders	–0–	–0–	–0–
Total	717,809		752,226

(1)	This information is as of January 31, 2008 and includes the 1999 Stock Plans, and the Employee Stock Purchase Plan.

ITEM 13.	Certain Relationships and Related Transactions

See the sections titled “Policies and Procedures with Respect to Related Party Transactions” and “Directors Independence” of the Proxy Statement, which are incorporated herein by reference.

ITEM 14.	Principal Account Fees and Services

Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2007 and 2006 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the section titled “Matters Relating to the Independent Registered Public Accounting Firm” of the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.	(A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Statements of Consolidated Financial Position As of December 31, 2007 and 2006

Statements of Consolidated Income For The Years Ended December 31, 2007, 2006 and 2005

Statements of Consolidated Shareholders’ Equity and Comprehensive Income For The Years Ended December 31, 2007, 2006 and 2005

Statements of Consolidated Cash Flows For The Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements For The Years Ended December 31, 2007, 2006 and 2005

15.	(A)(2) Financial Statement Schedules

All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15.	(B) Exhibits

EXHIBIT INDEX

2(a)	Stock Purchase Agreement among Myers Industries, Inc., TML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**
2(b)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on January 16, 2007.**
2(c)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20, 2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**
2(d)	Agreement and Plan of Merger among Myers Industries, Inc., MYEH Corporation and MYEH Acquisition Corporation, dated April 24, 2007. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 26, 2007.**
2(e)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated December 10, 2007. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on December 10, 2007.
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.

EXHIBIT INDEX

10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(f)	Employment Agreement between Myers Industries, Inc. and John C. Orr effective May 1, 2005. Reference is made to Exhibit 10(h) to Form 10-Q filed with the Commission on August 10, 2005.*
10(g)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(h)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective May 1, 2005. Reference is made to Exhibit 10(j) to Form 10-K filed with the Commission on March 16, 2006.*
10(i)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*
10(j)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*
10(k)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*
10(l)	Resignation and Retirement Agreement between Myers Industries, Inc. and Gregory J. Stodnick dated January 24, 2006. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 16, 2006.*
10(m)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*
10(n)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.*
10(o)	Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.
10(p)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.
10(q)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Accounting Firm (KPMG LLP)

EXHIBIT INDEX

31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr Myers, President and Chief Executive Officer, and Donald A. Merril, Vice President (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Myers Industries, Inc.

/s/ Donald A. Merril
Donald A. Merril
Vice President,
Chief Financial Officer and
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald A. Merril Donald A. Merril	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 14, 2008

/s/ Keith A. Brown Keith A. Brown	Director	March 14, 2008

/s/ Vincent Byrd Vincent Byrd	Director	March 14, 2008

/s/ Robert A. Stefanko Robert A. Stefanko	Director	March 14, 2008

/s/ Richard P. Johnston Richard P. Johnston	Director	March 14, 2008

/s/ Edward W. Kissel Edward W. Kissel	Director	March 14, 2008

Signature	Title	Date

/s/ Stephen E. Myers Stephen E. Myers	Director	March 14, 2008

/s/ John C. Orr John C. Orr	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ Richard L. Osborne Richard L. Osborne	Director	March 14, 2008

/s/ Jon H. Outcalt Jon H. Outcalt	Director	March 14, 2008