Form 10-Q
period 2008-03-31
MYERS INDUSTRIES INC
filed 2008-05-12
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-8524
Myers Industries, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0778636
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

1293 South Main Street
Akron, Ohio	44301
(Address of principal executive offices)	(Zip code)
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
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2008

Common Stock, without par value	35,205,885 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Current Assets
Cash	$10,664,973	$7,558,832
Accounts receivable-less allowances of $4,351,000 and $3,915,000, respectively	148,796,506	129,631,910

Inventories
Finished and in-process products	72,872,325	77,121,338
Raw materials and supplies	45,338,695	48,034,866

	118,211,020	125,156,204

Prepaid expenses	6,042,592	6,164,390
Deferred income taxes	8,681,323	9,298,038

Total Current Assets	292,396,414	277,809,374

Other Assets
Goodwill	173,310,073	171,462,256
Patents and other intangible assets	27,156,563	28,335,537
Other	10,978,945	5,974,876

	211,445,581	205,772,669
Property, Plant and Equipment, at Cost
Land	5,639,234	5,696,694
Buildings and leasehold improvements	78,492,544	78,825,686
Machinery and equipment	421,852,739	421,206,343

	505,984,517	505,728,723
Less allowances for depreciation and amortization	300,222,462	291,758,397

	205,762,055	213,970,326

	$709,604,050	$697,552,369

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$80,125,189	$78,268,137
Accrued expenses
Employee compensation	16,263,611	21,604,532
Taxes, other than income taxes	2,193,119	2,036,230
Accrued interest	2,110,440	455,842
Other	29,454,115	52,483,821
Current portion of long-term debt	4,317,452	3,626,077

Total Current Liabilities	134,463,926	158,474,639

Long-term Debt, less current portion	195,259,586	167,253,706
Other Liabilities	3,987,732	4,013,808
Deferred Income Taxes	49,694,523	50,540,270

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares, none issued and outstanding)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,191,683 and 35,180,192 shares, respectively)	21,423,858	21,416,849
Additional paid-in capital	274,065,860	273,617,888
Accumulated other comprehensive income	9,524,419	9,320,002
Retained income	21,184,146	12,915,207

	326,198,283	317,269,946

	$709,604,050	$697,552,369

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Income (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2008	2007
Net sales	$249,346,160	$246,470,531

Cost of sales	189,386,195	172,704,796

Gross profit	59,959,965	73,765,735

Selling, general and administrative expenses	43,198,983	46,808,872

Operating income	16,760,982	26,956,863

Interest expense, net	3,000,498	3,565,488

Income from continuing operations before income taxes	13,760,484	23,391,375

Income taxes	5,112,228	8,654,000

Income from continuing operations	8,648,256	14,737,375

Income from discontinued operations, net of tax	1,732,027	17,787,646

Net income	$10,380,283	$32,525,021

Income per common share
Basic
Continuing operations	$.25	$.42
Discontinued	.05	.51

Net income per common share	$.30	$.93

Diluted
Continuing operations	$.25	$.42
Discontinued	.05	.51

Net income per common share	$.30	$.93

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	March 31, 2008	March 31, 2007
Cash Flows From Operating Activities
Net income	$10,380,283	$32,525,021
Net (income) from discontinued operations	(1,732,027)	(17,787,646)
Items not affecting use of cash
Depreciation	9,153,097	8,148,384
Amortization of other intangible assets	941,474	566,500
Non cash stock compensation	323,273	328,920
Deferred taxes	231,000	(1,423,784)
Gain on sale of property, plant and equipment	(392,144)	-0-
Cash flow provided by (used for) working capital
Accounts receivable	(20,681,087)	(28,450,537)
Inventories	6,076,041	9,878,711
Prepaid expenses	94,741	1,786,550
Accounts payable and accrued expenses	(13,712,135)	3,581,586

Net cash (used for) provided by operating activities of continuing operations	(9,317,483)	9,153,705
Net cash provided by (used for) operating activities of discontinued operations	1,732,027	(1,016,770)

Net cash (used for) provided by operating activities	(7,585,457)	8,136,935

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	-0-	(92,635,121)
Additions to property, plant and equipment	(3,035,954)	(1,561,756)
Proceeds from sale of property, plant and equipment	500,001	-0-
Deposits on machinery and equipment	(5,167,084)	-0-
Other	65,541	(303,967)

Net cash used for investing activities of continuing operations	(7,637,496)	(94,500,844)
Net cash provided by investing activities of discontinued operations	-0-	67,909,094

Net cash used for investing activities	(7,637,496)	(26,591,750)

Cash Flows From Financing Activities
Repayment of long term debt	-0-	(60,559,865)
Net borrowing of credit facility	30,128,297	60,043,688
Cash dividends paid (1)	(11,961,798)	(1,843,252)
Proceeds from issuance of common stock	131,708	507,193
Tax benefit from options exercised	-0-	62,325
Deferred financing costs	604	(12,212)

Net cash used for financing activities of continuing operations	18,298,811	(1,802,123)
Net cash used for financing activities of discontinued operations	-0-	(224,443)

Net cash used for financing activities	18,298,811	(2,026,556)

Foreign Exchange Rate Effect on Cash	30,283	(452,690)

Net increase (decrease) in cash	3,106,141	(20,934,071)

Cash at January 1 ($27,086,311 included in discontinued operations at January 1, 2007)	7,558,832	33,723,700

Cash at March 31	$10,664,973	$12,789,629

(1)	Includes special dividend of $9.85 million accrued at December 31, 2007.
See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2008

			Accumulated
		Additional	Other	Retained
	Common	Paid-In	Comprehensive	Income
	Stock	Capital	Income (Loss)	(Deficit)

December 31, 2007	$21,416,849	$273,617,888	$9,320,002	$12,915,207

Net income				10,380,283

Foreign currency translation adjustment			204,417

Common Stock issued	7,009	124,699

Stock based compensation		323,273

Dividends — $.06 per share				(2,111,344)

March 31, 2008	$21,423,858	$274,065,860	$9,524,419	$21,184,146

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
     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2008.
Recent Accounting Pronouncements
Standards Adopted
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) and in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance in applying these definitions. SFAS 157 encourages entities to combine fair value information disclosed under SFAS 157 with other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, where applicable. Additionally, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.
Effective January 1, 2008 the Company adopted SFAS 157 and SFAS 159. In February 2008, the FASB issued FASB Staff Position Nos. FAS 157-1 and FAS 157-2 (“FSP 157-1” and “FSP 157-2”). FSP 157-1 excludes SFAS No. 13, “Accounting for Leases”, as well as other accounting pronouncements that address fair value measurements for leases, from the scope of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.
The Company did not elect the fair value option for any assets or liabilities under SFAS 159. The adoption of SFAS 157 and SFAS 159 did not materially affect the Company’s consolidated financial results of operations, cash flows or financial position.
Standards Issued Not Yet Adopted
In December 2007, the FASB issued Statement No. 141R, “Business Combinations” and FASB Statement No. 160, “Non-Controlling Interests in Consolidated Financial Statements.” Statements 141R and 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling shareholders. Both statements are effective for periods beginning after December 15, 2008, and earlier adoption is prohibited. Statement 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company will apply the guidance of SFAS 141 to business combinations completed on or after January 1, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the additional disclosures required by SFAS 161 beginning January 1, 2009.

Acquisitions
On January 9, 2007, the Company acquired all the shares of ITML Horticultural Products, Inc., an Ontario corporation (“ITML”). ITML designs, manufactures and sells plastic containers and related products for professional floriculture / horticulture grower markets across North America, utilizing injection molding, blow molding, and thermoforming processes. Additionally, ITML utilizes extensive technology and expertise for resin reprocessing and recycling for use in its products. The acquired business had fiscal 2006 annual sales of approximately $169.5 million. The total purchase price was approximately $119 million, which includes the assumption of approximately $64.6 million debt outstanding as of the acquisition date. In addition, the acquisition allows for additional purchase consideration to be paid contingent upon the results of the Company’s Lawn and Garden segment in 2008, specifically the achievement of earnings before interest taxes, depreciation and amortization that are in excess of targeted amounts.
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

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

(Amounts in thousands)	ITML	Schoeller Arca

Assets acquired:
Accounts receivable	$45,252	$-0-
Inventory	37,107	8,825
Property, plant & equipment	56,142	18,100
Intangibles	9,200	14,700
Other	4,409	-0-

	152,110	41,625

Liabilities assumed:
Accounts payable and accruals	(25,496)	-0-
Debt	(64,570)	-0-
Deferred Income Taxes	(17,182)	-0-

	(107,248)	-0-

Goodwill	9,211	-0-

Total consideration	$54,073	$41,625
The results of ITML operations are included in the Company’s consolidated results of operations from January 9, 2007, the date of acquisition, and are reported in the Company’s lawn and garden segment. The following unaudited pro forma information presents a summary of consolidated results of operations for the Company, including ITML, as if the acquisition had occurred January 1, 2007.

Three months ended
(Amounts in thousands, except per share)	March 31, 2007

Net Sales	$251,026
Income from Continuing Operations	14,742
Income from Continuing Operations per basic and diluted share	.42
These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisition taken place on January 1, 2007, or future results.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Discontinued Operations
     In the third quarter of 2006, the Company’s Board of Directors approved the plan for divestiture of the Company’s Material Handling — Europe business segment. On October 20, 2006, the Company entered into a definitive agreement to sell these businesses and the sale was completed on February 1, 2007 with net proceeds of approximately $68.1 million received. Included in net income for the three months ended March 31, 2007 was a gain of approximately $17.8 million, net of taxes of $3.3 million, from the disposition of these businesses. These discontinued operations had net sales of $14.9 million and net income from operations of $1,886 in 2007 prior to the disposition. In the three months ended March 31, 2008, the Company also recorded net income of approximately $1.7 million as a result of net proceeds received related to the settlement of certain contingencies in connection with the disposed businesses.
     In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company’s condensed statements of consolidated income for all periods presented.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Merger Agreement
     On April 24, 2007, Myers Industries, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MYEH Corporation, a Delaware corporation (the “Parent”) and MYEH Acquisition Corporation, an Ohio corporation (“MergerCo”). Under the terms of the Merger Agreement, MergerCo would have been merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by GS Capital Partners, LP (GSCP) and other private equity funds sponsored by Goldman, Sachs & Co.
     Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (other than shares owned by the Company or any of its subsidiaries, or by any shareholders who properly exercise appraisal rights under Ohio law) would have been cancelled and converted into the right to receive $22.50 in cash, without interest.
     The Merger Agreement contained termination rights for both the Company and Parent in the event the Merger was not consummated by December 15, 2007. In December 2007, an agreement was made to extend this date from December 15, 2007 to April 30, 2008 (the “Extension”). The Extension did not provide GSCP additional rights with respect to the potential Merger and consummation of the Merger remained subject to satisfaction or waiver of the conditions to closing set forth in the Merger Agreement. In connection with the Extension, GSCP paid the Company the previously agreed upon $35 million termination fee. This non refundable termination fee, net of related expenses of $8.25 million, was recorded as other income by the Company in 2007. In addition, as permitted by the Extension, the Company paid a special dividend of $0.28 per common share totaling approximately $9.85 million on January 2, 2008 to shareholders of record as of December 20, 2007.
     On April 3, 2008, the Company, Parent and MergerCo entered into a letter agreement mutually terminating the Merger Agreement. The termination of the Merger Agreement did not have a material impact on the Company’s results of operations in the first quarter of 2008 or its financial position at March 31, 2008.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Goodwill
     The change in goodwill for the three months ended March 31, 2008 is as follows:

			Foreign		Balance at
	Balance at		Currency		March 31,
(Amounts in thousands)	January 1, 2008	Acquisitions	Translation	Impairment	2008

Segment
Distribution	$214	-0-	-0-	-0-	$214
Material Handling — North America	30,383	-0-	-0-	-0-	30,383
Automotive and Custom	60,074	-0-	-0-	-0-	60,074
Lawn and Garden	80,791	-0-	1,848	-0-	82,639

Total	$171,462	$-0-	$1,848	-0-	$173,310

     Net Income Per Share
     Net income per share, as shown on the Condensed Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended
	March 31
	2008	2007
Weighted average common shares outstanding
Basic	35,187,169	35,091,541
Dilutive effect of stock options	15,250	13,010

Weighted average common shares outstanding — diluted	35,202,419	35,104,551

     Stock Compensation
     In 1999, the Company and its shareholders adopted the 1999 Stock Plan (the “Plan”) allowing the Board of Directors to grant key employees and Directors options to purchase common stock of the Company at the closing market price on the date of grant. In April 2006, the shareholders approved an amendment to the Plan which provides that, in addition to stock options, grants of restricted stock, stock appreciation rights and other forms of equity compensation consistent with the Plan may be made. Annual grants may not exceed two percent of the total shares of outstanding common stock. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant. At March 31, 2008, there were 778,139 shares available for future grant under the Plan.
     Stock compensation expense under SFAS No. 123R reduced income before taxes approximately $323,000 and $329,000 for the three months ended March 31, 2008 and 2007, respectively. These expenses are included in SG&A expenses in the accompanying Condensed Statements of Consolidated Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at March 31, 2008 was approximately $2.3 million, which will be recognized over the next four years.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
The following table summarizes the stock option activity for the three months ended March 31, 2008:

		Average	Weighted	Aggregate
		Exercise	Average	Intrinsic
	Shares	Price	Life	Value

Outstanding at December 31, 2007	654,809	$14.12
Options Granted	-0-	0.00
Options Exercised	(6,629)	9.53
Cancelled or Forfeited	(22,913)	16.60

Outstanding at March 31, 2008	625,267	$14.08	7.57	$(594,004)

Exercisable at March 31, 2008	330,694	$12.89	8.03	$79,367
     In addition, at March 31, 2008 the Company has 60,000 shares of restricted stock outstanding. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended March 31, 2008 and 2007 was approximately $26,000 and $345,000, respectively.
Income Taxes
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for uncertain tax positions.
The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statements of income.
As of December 31, 2007, the total amount of gross unrecognized tax benefits was $1,880,000 of which $1,431,000 would reduce the Company’s effective tax rate. The amount of accrued interest expense as a liability within the Company’s consolidated financial position at December 31, 2007 was $279,000. No material changes have occurred in the liability for unrecognized tax benefits during the three months ended March 31, 2008. The Company does not expect any significant changes to its unrecognized tax benefit balance over the next twelve months.
As of March 31, 2008, the Company and its significant subsidiaries are subject to examination for years after 2003 in Brazil, Canada, United States and certain states within the United States. The Company is also subject to examinations after 2004 in France, United Kingdom and remaining states within the United States.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Supplemental Disclosure of Cash Flow Information
     The Company made cash payments for interest of approximately $1,168,000 and $1,417,000 for the three months ended March 31, 2008 and 2007 respectively. Cash payments for income taxes were approximately $11,549,000 and $655,000 for the three months ended March 31, 2008 and 2007, respectively.
Comprehensive Income
     An unaudited summary of comprehensive income for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net income	$10,380	$32,525
Other comprehensive income

Realization of amounts previously recognized in AOCI on sale of discontinued operations	0	(10,735)
Foreign currency translation adjustment	204	(92)

Comprehensive income	$10,584	$21,698

Retirement Plans
     For the Company’s two defined benefit pension plans included in continuing operations, the net periodic benefit cost for the three months ended March 31, 2008 and 2007 was as follows:

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended
	March 31,
	2008	2007
Service cost	$22,000	$39,000
Interest cost	80,250	79,250
Expected return on assets	(108,000)	(105,500)
Amortization of prior service cost	-0-	2,500
Amortization of net loss	4,500	3,000

Net periodic pension cost	$(1,250)	$18,250

     The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it did not expect to make a contribution to its defined benefit plans in 2008 and, as of March 31, 2008, no contributions have been made.

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

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net Sales
Distribution	$44,478	$46,369
Material Handling	72,697	66,547
Automotive & Custom	46,394	45,167
Lawn & Garden	92,367	93,894
Intra-segment elimination	(6,590)	(5,506)

Sales from continuing operations	$249,346	$246,471

	Three Months Ended
	March 31,
	2008	2007
Income (Loss) Before Income Taxes
Distribution	$3,334	$4,525
Material Handling	8,620	14,885
Automotive and Custom	1,500	2,683
Lawn and Garden	8,062	10,817
Corporate	(4,755)	(5,953)
Interest expense-net	(3,001)	(3,566)

Income from continuing operations before income taxes	$13,760	$23,391

Part I — Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: First Quarter 2008 versus 2007
Amounts in millions
Net Sales from Continuing Operations:

Segment	2008	2007	Change	% Change

Lawn & Garden	$92.4	$93.9	$(1.5)	(2)%
Material Handling	$72.7	$66.5	$6.2	9%
Distribution	$44.5	$46.4	$(1.9)	(4)%
Auto & Custom	$46.4	$45.2	$1.2	3%
Inter-segment elimination	$(6.6)	$(5.5)	$1.1	20%

TOTAL	$249.3	$246.5	$2.9	1%
Net sales for the quarter ended March 31, 2008 were $249.3 million, an increase of 1% from the $246.5 million reported in the first quarter of 2007. Current quarter sales received the benefit of full quarter contributions from the acquisitions of ITML Horticultural Products (ITML), which was completed in January 2007, and Schoeller Arca Systems, Inc. North America (SASNA) which was completed in March 2007.
Net sales in the Lawn and Garden segment for the quarter ended March 31, 2008 were down 2% compared with the first quarter of 2007. Sales in the first quarter of 2008 were adversely impacted by timing shifts for purchases in the grower markets reflecting ongoing supply chain adjustments to retail merchandising programs. In addition, sales in the first quarter of 2008 reflect a slower start to the season due to extended colder weather in many parts of the U.S. market which impacts the ordering and stocking of plant material at retailers. In the Material Handling segment sales, increased $6.2 million in the first quarter of 2008, an increase of 9% as compared to the prior year period. The increase reflects favorable product mix of reusable container systems in agriculture, certain manufacturing niches and catalog markets which offset the impact of volume declines in general industrial, automotive and other sectors as customers delayed purchases of capital intensive transport packaging due to economic concerns.
Net sales in the Distribution segment decreased $1.9 million or 4% in the first quarter of 2008 compared to the prior year. Sales performance reflected soft sales of replacement passenger and truck tires, the impact of higher fuel prices on miles driven, lower freight carriage and retreading needs for long haul trucks and reduced service needs for heavy equipment tires due to the downturn in housing construction. In the Auto and Custom segment, net sales for the quarter ended March 31, 2008 increased $1.2 million, or 3% compared to the prior year, as higher selling prices and gains in niche custom molding markets offset volume declines in automotive and heavy truck markets.
Cost of Sales & Gross Profit from Continuing Operations:

Cost of Sales and Gross Profit	2008	2007
Cost of sales	$189.4	$172.7
Gross profit	$60.0	$73.8
Gross profit as a percentage of sales	24.0%	29.9%
Cost of sales increased approximately 10% to $189.4 million in the quarter ended March 31, 2008 while gross profit decreased to $60.0 million compared to $73.8 million in the first quarter of 2007. Gross profit margin declined to 24.0% in the quarter ended March 31, 2008 compared with 29.9% in the prior year. The decline in gross profit and margin was primarily due to significantly higher raw material costs, particularly for plastic resins. Prices for high-density polyethylene and polypropylene resins were approximately 35% higher in the first quarter of 2008 compared to the first quarter of 2007. General economic weakness and the resulting competitive pressures on selling prices and unfavorable sales mix also contributed to the reduction in gross profit margins.

Selling, General and Administrative (''SG&A’’) Expenses from Continuing Operations:

SG&A Expenses	2008	2007	Change
SG&A expenses	$43.2	$46.8	$(3.6)
SG&A expenses as a percentage of sales	17.3%	19.0%	(1.7)%
Selling and administrative expenses for the quarter ended March 31, 2008 were $43.2 million, a decrease of $3.6 million or 8% compared with the prior year. This decrease reflects the ongoing impact of cost control initiatives and operating expenses in the prior year that included approximately $1.2 million of restructuring expenses and foreign currency transaction losses related to the acquisition of ITML.
Interest Expense from Continuing Operations:

Net Interest Expense	2008	2007	Change	% Change
Interest expense	$3.0	$3.6	$(0.6)	(17)%
Outstanding borrowings	$199.6	$266.7	$(67.1)	(25)%
Average borrowing rate	4.71%	5.80%	(1.09)	(19)%
Net interest expense for the quarter ended March 31, 2008 was $3.0 million, a decrease of 17% compared to $3.6 million in the prior year. The decrease was the result of lower average borrowing levels and lower interest rates in the current quarter.
Income Before Taxes from Continuing Operations:

Segment	2008	2007	Change	% Change
Lawn & Garden	$8.1	$10.8	$(2.7)	(25)%
Material Handling	$8.6	$14.9	$(6.3)	(42)%
Distribution	$3.3	$4.5	$(1.2)	(26)%
Auto & Custom	$1.5	$2.7	$(1.2)	(44)%
Corporate and interest	$(7.8)	$(9.5)	$1.7	(18)%

TOTAL	$13.8	$23.4	$(9.6)	(41)%
Income before taxes was $13.8 million in the first quarter of 2008, a decrease of 41% compared with the $23.4 million reported in the first quarter of 2007. Key factors affecting current year income include lower volumes due to softness in the economy and lower gross profit margins due to significantly higher raw material costs.
Income before taxes in the Lawn and Garden segment declined 25% from $10.8 million in the first quarter of 2007 to $8.1 million in the first quarter of 2008. Reduced sales volumes and significantly higher raw material costs were the primary reasons for the decline in profitability in this segment and more than offset approximately $2.8 million in purchase accounting and foreign currency transaction losses experienced in the first quarter of 2007. Income before taxes in the Material Handling segment was down 42% from $14.9 million in the first quarter of 2007 to $8.6 million in 2008. The key factors affecting Material Handling profitability for the first quarter of 2008 were significantly higher raw material costs and lower sales volume on higher value packaging systems.
Income before taxes in the Distribution segment was $3.3 million for the first quarter of 2008, a decrease of 26% as compared to the $4.5 million reported in the first quarter of 2007. Lower sales volume and unfavorable product mix were the primary reasons for the decline in profitability. Income before taxes in the Auto & Custom segment was $1.5 million in the first quarter of 2008, a decrease of 44% as compared to $2.7 million in first quarter of 2007. Higher prices for rubber and plastic raw materials combined with reduced sales volume on higher margin products were the key factors influencing current quarter profitability in this segment.
Income Taxes from Continuing Operations:

Consolidated Income Taxes	2008	2007
Income before taxes	$13.8	$23.4
Income taxes	$5.1	$8.7
Effective tax rate	37.2%	37.0%

     Income tax expense as a percentage of pretax income increased slightly to 37.2% for the quarter ended March 31, 2008 compared to 37.0% in the prior year. The increase is attributable to changes in the mix of domestic and foreign composition of income before taxes between years and the related foreign tax rate differences.
Liquidity and Capital Resources:
     Cash used for operating activities of continuing operations was $9.3 million for the quarter ended March 31, 2008, compared with cash provided by operating activities of $9.2 million in the prior year quarter. This decrease of $18.5 million was primarily attributable to an increase of $15 million in cash used for working capital. Income from continuing operations for the quarter ended March 31, 2008 was $8.6 million, a decrease of $6.1 million compared with $14.7 million in 2007. The Company’s working capital changes in the first quarter are significantly impacted by the seasonal nature of sales in the Lawn and Garden segment which increased working capital in the first quarter. As a result, working capital changes for the quarter ended March 31, 2008 included cash used of $20.7 million from an increase in accounts receivable, partially offset by a decrease in inventories which provided $6.1 million of working capital. Changes in accounts payable and accrued expenses used working capital of $13.7 million, primarily due to payment of income taxes related to the $35 million termination fee received from GS Capital Partners in the fourth quarter of 2007.
During the quarter ended March 31, 2008, cash increased $1.7 million from net proceeds received in connection with the settlement of certain contingencies related to the Company’s discontinued operations.
Capital expenditures were approximately $3.0 million in the quarter and are expected to be in the range of $15 million to $25 million for the year. Total debt at March 31, 2008 was approximately $200 million compared with $170.9 million at December 31, 2007. The increased borrowing was used to pay dividends and fund capital expenditures and other operating activities. The company’s credit Agreement provides available borrowing up to $250 million and, as of March 31, 2008, the Company had approximately $160.5 million available under this agreement. Management believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements, including capital expenditures, dividends, working capital and debt service.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at March 31, 2008, if market interest rates increase one percent, the Company’s interest expense would increase approximately $895,000 annually.
     Some of the Company’s subsidiaries operate in foreign countries and, as such, their financial results are subject to the variability that arises from exchange rate movements. Based on the acquisition of ITML, the Company’s exposure to foreign currency fluctuations has increased, primarily due to sales made from businesses in Canada to customers in the United States denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. In the fourth quarter of 2007, the Company began a systematic hedging program to limit its exposure to fluctuations in exchange rates related to its operations in Canada and Brazil, however, as of March 31, 2008, the Company had no foreign currency hedges in place.
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

MYERS INDUSTRIES, INC.
Date: May 12, 2008	By:	/s/ Donald A. Merril
Donald A. Merril
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

2(a)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**

2(b)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on January 16, 2007.**

2(c)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20, 2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**

2(d)	Agreement and Plan of Merger among Myers Industries, Inc., MYEH Corporation and MYEH Acquisition Corporation, dated April 24, 2007. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 26, 2007.**

2(e)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated December 10, 2007. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on December 10, 2007.

2(f)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated April 3, 2008. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008.

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.

3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.

10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.

10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*

10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.

10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*

10(e)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*

10(f)	Employment Agreement between Myers Industries, Inc. and John C. Orr effective May 1, 2005. Reference is made to Exhibit 10(h) to Form 10-Q filed with the Commission on August 10, 2005.*

10(g)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(h)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective May 1, 2005. Reference is made to Exhibit 10(j) to Form 10-K filed with the Commission on March 16, 2006.*

10(i)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*

10(j)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*

10(k)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*

10(l)	Resignation and Retirement Agreement between Myers Industries, Inc. and Gregory J. Stodnick dated January 24, 2006. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 16, 2006.*

10(m)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*

10(n)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.*

10(o)	Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.

10(p)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

10(q)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006. *

14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.

14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.

21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.

23	Consent of Independent Registered Accounting Firm (KPMG LLP)

31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of John C. Orr Myers, President and Chief Executive Officer, and Donald A. Merril, Vice President (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.