Form 10-Q
period 2008-06-30
MYERS INDUSTRIES INC
filed 2008-08-08
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2008

Common Stock, without par value	35,224,882 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Current Assets
Cash	$13,175,488	$7,558,832
Accounts receivable-less allowances of $4,388,000 and $3,915,000, respectively	124,144,483	129,631,910

Inventories
Finished and in-process products	77,342,957	77,121,338
Raw materials and supplies	51,372,135	48,034,866

	128,715,092	125,156,204

Prepaid expenses	4,026,622	6,164,390
Deferred income taxes	8,291,788	9,298,038

Total Current Assets	278,353,473	277,809,374

Other Assets
Goodwill	173,340,950	171,462,256
Intangible assets	26,377,095	28,335,537
Other	15,202,407	5,974,876

	214,920,452	205,772,669

Property, Plant and Equipment, at Cost
Land	5,627,965	5,696,694
Buildings and leasehold improvements	78,337,593	78,825,686
Machinery and equipment	427,757,178	421,206,343

	511,722,736	505,728,723

Less allowances for depreciation and amortization	308,801,188	291,758,397

	202,921,548	213,970,326

	$696,195,473	$697,552,369

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$66,276,066	$78,268,137
Accrued expenses
Employee compensation	17,848,199	21,604,532
Income taxes	2,891,894	14,803,686
Taxes, other than income taxes	2,735,670	2,036,230
Accrued interest	562,169	455,842
Other	13,582,399	37,680,135
Current portion of long-term debt	3,096,129	3,626,077

Total Current Liabilities	106,992,526	158,474,639

Long-term Debt, less current portion	204,421,619	167,253,706
Other Liabilities	4,770,772	4,013,808
Deferred Income Taxes	50,999,806	50,540,270

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,209,916 and 35,180,192 shares, respectively)	21,434,981	21,416,849
Additional paid-in capital	274,649,909	273,617,888
Accumulated other comprehensive income	10,973,963	9,320,002
Retained income	21,951,897	12,915,207

	329,010,750	317,269,946

	$696,195,473	$697,552,369

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Income (Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net sales	$214,608,587	$225,621,571	$463,954,747	$472,092,102

Cost of sales	165,215,974	167,793,941	354,602,169	340,498,737

Gross profit	49,392,613	57,827,630	109,352,578	131,593,365

Selling and administrative expenses	42,006,434	49,717,419	85,204,283	96,526,291

Operating income	7,386,179	8,110,211	24,148,295	35,067,074

Interest expense, net	2,777,588	4,421,869	5,779,221	7,987,357

Income from continuing operations before income taxes	4,608,591	3,688,342	18,369,074	27,079,717

Income taxes	1,728,341	1,175,000	6,840,568	9,829,000

Income from continuing operations	2,880,250	2,513,342	11,528,506	17,250,717

Income from discontinued operations, net of tax	0	0	1,732,027	17,787,645

Net income	$2,880,250	$2,513,342	$13,260,533	$35,038,362

Income per common share
Basic
Continuing operations	$.08	$.07	$0.33	$.49
Discontinued	0	0	.05	.51

Net income	$.08	$.07	$.38	$1.00

Diluted
Continuing operations	$.08	$.07	$0.33	$.49
Discontinued	0	0	.05	.51

Net income	$.08	$.07	$.38	$1.00

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Six Months Ended June 30, 2008 and 2007

	June 30, 2008	June 30, 2007
Cash Flows From Operating Activities
Net income	$13,260,533	$35,038,362
Net income from discontinued operations	(1,732,027)	(17,787,645)
Items not affecting use of cash
Depreciation	18,294,431	16,810,507
Amortization of other intangible assets	1,882,783	1,429,810
Non cash stock compensation	757,819	657,840
Deferred taxes	1,831,161	(1,205,449)
Gain on sale of property, plant and equipment	(648,697)	-0-
Cash flow provided by (used for) working capital
Accounts receivable	5,474,462	7,360,236
Inventories	(3,902,448)	10,678,951
Prepaid expenses	2,118,428	1,319,966
Accounts payable and accrued expenses	(40,319,591)	(9,789,915)

Net cash (used for) provided by operating activities of continuing operations	(2,983,146)	44,512,661
Net cash provided by (used for) operating activities of discontinued operations	1,732,027	(2,016,769)

Net cash (used for) provided by operating activities	(1,251,119)	42,495,892

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	-0-	(96,223,113)
Proceeds from sale of property, plant and equipment	835,500	-0-
Additions to property, plant and equipment	(8,274,729)	(5,913,218)
Deposits on machinery and equipment	(9,708,141)	-0-
Other	293,434	(214,197)

Net cash used for investing activities of continuing operations	(16,853,936)	(102,350,528)
Net cash provided by investing activities of discontinued operations	-0-	67,909,094

Net cash used for investing activities	(16,853,936)	(34,441,434)

Cash Flows From Financing Activities
Repayment of long term debt	-0-	(60,559,865)
Net borrowing (repayment) of credit facility	37,385,762	35,074,057
Cash dividends paid (1)	(14,074,294)	(3,688,529)
Proceeds from issuance of common stock	292,334	860,362
Tax benefit from options exercised	-0-	110,558
Deferred financing costs	-0-	(14,212)

Net cash used for financing activities of continuing operations	23,603,802	(28,217,629)
Net cash provided by (used for) financing activities of discontinued operations	-0-	(224,445)

Net cash provided by (used for) financing activities	23,603,802	(28,442,074)

Foreign Exchange Rate Effect on Cash	117,919	(48,447)

Net increase (decrease) in cash	5,616,656	(20,436,063)
Cash at January 1 ($27,086,311 included in discontinued operations at January 1, 2007)	7,558,832	33,723,700

	$13,175,488	$13,287,637

(1)	Includes special dividend of $9.85 million accrued at December 31, 2007
See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2008

			Accumulative
		Additional	Other
	Common	Paid-In	Comprehensive	Retained
	Stock	Capital	Income	Income

December 31, 2007	$21,416,849	$273,617,888	$9,320,002	$12,915,207

Net income				13,260,533

Foreign currency translation adjustment			1,653,961

Common Stock issued	18,132	274,202

Stock based compensation		757,819

Dividends — $.12 per share				(4,223,843)

June 30, 2008	$21,434,981	$274,649,909	$10,973,963	$21,951,897

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2008.
Recent Accounting Pronouncements
Standards Adopted
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), and in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance in applying these definitions. SFAS 157 encourages entities to combine fair value information disclosed under SFAS 157 with other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, where applicable. Additionally, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.
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
Standards Issued Not Yet Adopted
In December 2007, the FASB issued Statement No. 141R, “Business Combinations”, and FASB Statement No. 160, “Non-Controlling Interests in Consolidated Financial Statements”. Statements 141R and 160 require most indentifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling shareholders. Both statements are effective for periods beginning after December 15, 2008, and earlier adoption is prohibited. Statement 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company will apply the guidance of Statement 141R to business combinations completed on or after January 1, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the effect of additional disclosures required by the Statement beginning January 1, 2009.
Acquisitions
On January 9, 2007, the Company acquired all the shares of ITML Horticultural Products, Inc., an Ontario corporation (“ITML”). ITML designs, manufactures and sells plastic containers and related products for professional floriculture / horticulture grower markets across North America, utilizing injection molding, blow molding, and thermoforming processes. Additionally, ITML utilizes extensive technology and expertise for resin reprocessing and recycling for use in its products. The acquired business had fiscal 2006 annual sales of approximately $169.5 million. The total purchase price was approximately $119 million, which includes the assumption of approximately $64.6 million debt outstanding as of the acquisition date. In addition, the acquisition allows for additional purchase consideration to be paid contingent upon the results of the Company’s Lawn and Garden segment in 2008, specifically the achievement of earnings before interest, taxes, depreciation and amortization that are in excess of targeted amounts.
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
The results of ITML operations are included in the Company’s consolidated results of operations from January 9, 2007, the date of acquisition and are reported in the Company’s lawn and garden segment. The following unaudited pro forma information presents a summary of consolidated results of operations for the Company including ITML as if the acquisition had occurred January 1, 2007.

Six months ended
(Amounts in thousands, except per share)	June 30, 2007

Net Sales	$476,647
Income from Continuing Operations	17,256
Income from Continuing Operations per basic and diluted share	$.49
These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisition taken place on January 1, 2007, or future results.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Discontinued Operations
In the third quarter of 2006, the Company’s Board of Directors approved the plan for divestiture of the Company’s Material Handling — Europe business segment. On October 20, 2006, the Company entered into a definitive agreement to sell these businesses and the sale was completed on February 1, 2007 with net proceeds of approximately $68.1 million received. Included in 2007 net income was a gain of approximately $17.8 million, net of taxes of $3.3 million, from the disposition of these businesses. These discontinued operations had net sales of $14.9 million and net income from operations of $1,886 in 2007 prior to the disposition. In 2008, the Company also recorded net income of approximately $1.7 million as a result of net proceeds received related to the settlement of certain contingencies in connection with the disposed businesses.
In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company’s condensed statements of consolidated income for all periods presented.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Merger Agreement
On April 3, 2008, the Company entered into a letter agreement mutually terminating the Agreement and Plan of Merger (the “Merger Agreement”) with MYEH Corporation, a Delaware corporation (the “Parent”) and MYEH Acquisition Corporation, an Ohio corporation (“MergerCo”). Under the terms of the Merger Agreement, MergerCo would have been merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by GS Capital Partners, LP (GSCP) and other private equity funds sponsored by Goldman, Sachs & Co.
The Merger Agreement contained termination rights for both the Company and Parent in the event the Merger was not consummated by December 15, 2007. In December 2007, an agreement was made to extend this date from December 15, 2007 to April 30, 2008. This extension did not provide GSCP additional rights with respect to the potential merger and any consummation of the merger would have remained subject to satisfaction of the conditions to closing in the Merger Agreement. In connection with the extension, GSCP paid the Company a previously agreed upon $35 million termination fee in December 2007. This non refundable termination fee, net of related expenses of $8.25 million, was recorded as other income by the Company in the fourth quarter of 2007. In addition, as permitted by the extension, the Company paid a special dividend of $0.28 per common share totaling approximately $9.85 million on January 2, 2008 to shareholders of record as of December 20, 2007.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

Goodwill
The change in goodwill for the six months ended June 30, 2008 is as follows:
(Amount in thousands)

			Foreign
	Balance at		Currency		Balance at
Segment	January 1, 2008	Acquisitions	Translation	Impairment	June 30, 2008

Distribution	$214	$-0-	$-0-	$-0-	$214
Material Handling — North America	30,383	-0-	-0-	-0-	30,383
Automotive and Custom	60,074	-0-	-0-	-0-	60,074
Lawn and Garden	80,791	-0-	1,879	-0-	82,670

Total	$171,462	$-0-	$1,879	$-0-	$173,341

Net Income Per Share
Net income per share, as shown on the Condensed Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30,
(In thousands)	2008	2007	2008	2007
Weighted average common shares outstanding

Basic	35,203	35,140	35,196	35,115
Dilutive effect of stock options	102	159	119	93

Weighted average common shares outstanding — diluted	35,305	35,299	35,315	35,208

Stock Compensation
In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors options to purchase common stock of the Company at the closing market price on the date of grant. In April 2006, the shareholders approved an amendment to the Plan which provides that, in addition to stock options, grants of restricted stock, stock appreciation rights and other forms of equity compensation consistent with the Plan may be made. Annual grants may not exceed two percent of the total shares of outstanding common stock. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant. At June 30, 2008, there were 108,245 shares available for future grant under the plan.
Stock compensation expense under SFAS 123R reduced income before taxes approximately $435,000 and $329,000 for the three months ended June 30, 2008 and 2007, respectively. Stock compensation expense was approximately $758,000 and $658,000 for the six months ended June 30, 2008 and 2007. These expenses are included in selling and administrative expenses in the accompanying Condensed Statement of Consolidated Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at June 30, 2008 was approximately $4.1 million, which will be recognized over the next four years.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
The fair value of options granted in 2008 was estimated using a Black-Scholes option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

Risk free interest rate	3.38%
Expected dividend yield	1.91%
Expected life of award (years)	5.25
Expected volatility	41.41%
Fair value per option share	$4.10
The following table summarizes the stock option activity for the six months ended June 30, 2008:

		Average	Weighted
		Exercise	Average
	Shares	Price	Life

Outstanding at December 31, 2007	654,809	$14.12
Options Granted	604,621	11.07
Options Exercised	(15,619)	12.80
Cancelled or Forfeited	(30,140)	16.37

Outstanding at June 30, 2008	1,213,671	$12.61	8.61

Exercisable at June 30, 2007	355,449	$12.75	7.25
In addition, at June 30, 2008 the Company has 132,500 shares of restricted stock outstanding. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the six months ended June 30, 2008 and 2007 was approximately $59,000 and $587,000 respectively.
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
As of December 31, 2007, the total amount of gross unrecognized tax benefits was $1,880,000 of which $1,431,000 would reduce the Company’s effective tax rate. The amount of accrued interest expense as a liability within the Company’s consolidated financial position at December 31, 2007 was $279,000. No material changes have occurred in the liability for unrecognized tax benefits during the six months ended June 30, 2008. The Company does not expect any significant changes to its unrecognized tax benefit balance over the next twelve months.
As of June 30, 2008, the Company and its significant subsidiaries are subject to examination for years after 2003 in Brazil, Canada, United States and certain states within the United States. The Company is also subject to examinations after 2004 in France, United Kingdom and remaining states within the United States.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Supplemental Disclosure of Cash Flow Information
The Company made cash payments for interest of $4,355,000 and $6,299,000 for the three months ended June 30, 2008 and 2007, respectively. Cash payments for interest totaled $5,523,000 and $7,715,000 for the six months ended June 30, 2008 and 2007. Cash payments for income taxes were $6,206,000 and $5,075,000 for the three months ended June 30, 2008 and 2007, respectively. Cash payments for income taxes were $17,755,000 and $5,730,000 for the six months ended June 30, 2008 and 2007.
Comprehensive Income
An unaudited summary of comprehensive income for the three months and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2008	2007	2008	2007

Net income	$2,880	$2,513	$13,261	$35,038
Other comprehensive income
Realization of amounts previously recognized in AOCI on sale of discontinued operations	-0-	-0-	-0-	(10,733)
Foreign currency translation adjustment	1,450	4,188	1,654	4,096

Comprehensive income	$4,330	$6,701	$14,915	$28,401

Retirement Plans
For the Company’s two defined benefit pension plans included in continuing operations, the net periodic benefit cost for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Service cost	$22,000	39,000	$44,000	$78,000
Interest cost	80,250	79,250	160,500	158,500
Expected return on assets	(108,000)	(105,500)	(216,000)	(211,000)
Amortization of prior service cost	-0-	2,500	-0-	5,000
Amortization of net loss	4,500	3,000	9,000	6,000

Net periodic pension cost	$(1,250)	$18,250	$(2,500)	$36,500

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it did not expect to make a contribution to its defined benefit plans and, as of June 30, 2008, no contributions have been made.
Contingencies
The Company is in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.
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

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Net Sales
Distribution	$49,237	$50,659	$93,714	$97,029
Material Handling — North America	61,591	63,577	134,289	130,124
Automotive & Custom	47,801	44,512	94,195	89,679
Lawn & Garden	62,915	72,164	155,282	166,058
Intra-segment elimination	(6,935)	(5,291)	(13,525)	(10,797)

Sales from continuing operations	$214,609	$225,621	$463,955	$472,092

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2008	2007	2008	2007

Income (Loss) Before Income Taxes
Distribution	$5,647	$5,457	$8,982	$9,982
Material Handling — North America	4,127	7,052	12,746	21,937
Automotive and Custom	3,613	3,015	5,112	5,698
Lawn and Garden	(1,146)	(938)	6,916	9,897
Corporate	(4,853)	(6,476)	(9,608)	(12,447)
Interest expense-net	(2,779)	(4,422)	(5,779)	(7,987)

Income from continuing operations before income taxes	$4,609	$3,688	$18,369	$27,080

Part I — Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the Second Quarter of 2008 to the Second Quarter of 2007
Net Sales:

	Quarter Ended
	June 30,
				%
Segment	2008	2007	Change	Change

Lawn & Garden	$62.9	$72.2	$(9.3)	(13%)
Material Handling — North America	$61.6	$63.6	$(2.0)	(3%)
Distribution	$49.2	$50.7	$(1.5)	(3%)
Auto & Custom	$47.8	$44.5	$3.3	7%
Intra-segment elimination	$(6.9)	$(5.3)	$(1.6)	(30%)

TOTAL	$214.6	$225.6	$(11.0)	(5%)

Net sales for the quarter ended June 30, 2008 were $214.6 million, a decrease of 5% from the $225.6 million reported in the second quarter of 2007. Sales in the second quarter of 2008 were adversely affected by the weakness in the general economy, which impacted virtually all the markets in which the Company sells. The sales decline is primarily due to lower sales volumes which more than offset gains from increases in selling prices.
Net sales in the Lawn and Garden segment for the quarter ended June 30, 2008 were down $9.3 million or 13% compared the second quarter of 2007. Sales in 2008 reflect a slow start to the consumer purchasing and planting season due to colder spring weather and above average rainfall in many parts of the U.S., as well as reduced demand as a result of continued weakness in the housing construction market. In the Material Handling segment, sales declined $2.0 million in the second quarter of 2008, a decrease of 3% as compared to the same period in 2007. The decrease reflects the impact of volume declines in general industrial, automotive and other sectors as customers delayed purchases of capital intensive reusable containers and pallet systems due to economic concerns.
Net sales in the Distribution segment decreased $1.5 million or 3% in the second quarter of 2008 compared to the prior year. Sales performance reflected soft demand for supplies and equipment due to weak sales of replacement passenger and truck tires, the impact of higher fuel prices on miles driven, as well as reduced service needs for heavy equipment tires due to the downturn in housing construction. In the Auto and Custom segment, net sales for the second quarter of 2008 increased $3.3 million, or 7% compared to the prior year, as higher selling prices and gains in niche custom molding markets offset volume declines in automotive and heavy truck markets.
Cost of Sales & Gross Profit:

	Quarter Ended
	June 30,
Cost of Sales and Gross Profit	2008	2007
Cost of sales	$165.2	$167.8
Gross profit	$49.4	$57.8
Gross profit as a percentage of sales	23.0%	25.6%
Gross profit in the second quarter of 2008 was $49.4 million, a decrease of 15% compared with the $57.8 million reported in the prior year. Gross profit margin also declined to 23.0% in the quarter ended June 30, 2008 compared with 25.6% in the prior year. The decline in gross profit and margin was primarily due to significantly higher raw material costs, particularly for plastic resins. Prices for high-density polyethylene and polypropylene resins were more than 30% higher in the second quarter of 2008 compared to the second quarter 2007. Widespread weakness in the U.S. economy and the resulting competitive pressures on selling prices, combined with the impact of lower volumes on absorption of manufacturing costs, also contributed to the reduction in gross profit margins.

Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

	Quarter Ended
	June 30,
SG&A Expenses	2008	2007	Change
SG&A expenses	$42.0	$49.7	$(7.7)
SG&A expenses as a percentage of sales	19.6%	22.0%	(2.4)%
Selling and administrative expenses for the quarter ended June 30, 2008 included $1.4 million of unusual charges including $0.9 million related to an executive retirement plan and $0.5 million for severance. In total, operating expenses for the second quarter of 2008 were $42.0 million, a decrease of $7.7 million or 15% compared with the prior year. This decrease reflects the ongoing impact of cost control initiatives, as well as the fact that operating expenses in the second quarter of 2007 included approximately $5.6 million of unusual charges, including: restructuring expenses, costs related to the Company’s terminated merger transaction and foreign currency transaction losses.

Part I — Financial Information
Interest Expense from Continuing Operations:

	Quarter Ended
	June 30,
				%
Net Interest Expense	2008	2007	Change	Change
Net interest expense	$2.8	$4.4	$(1.6)	(36)%
Outstanding borrowings	$207.5	$245.3	$(37.8)	(15)%
Average borrowing rate	5.40%	6.97%	(1.6)%	(22)%
Net interest expense was $2.8 million for quarter ended June 30, 2008, a decrease of 36% compared to $4.4 million in the prior year. The decrease was the result of a reduction in average borrowing levels and lower interest rates in the current quarter.
Income Before Taxes from Continuing Operations:

	Quarter Ended
	June 30,
				%
Segment	2008	2007	Change	Change

Lawn & Garden	$(1.1)	$(0.9)	$(0.2)	(22%)
Material Handling — North America	$4.1	$7.1	$(3.0)	(42%)
Distribution	$5.6	$5.5	$0.1	(2%)
Auto & Custom	$3.6	$3.0	$0.6	20%
Corporate and interest	$(7.6)	$(10.9)	$3.3	30%

TOTAL	$4.6	$3.7	$1.0	27%

Income before taxes from continuing operations was $4.6 million in the second quarter of 2008, an increase of 27% compared with the $3.7 million reported in the second quarter of 2007. Key factors affecting 2008 income include lower volumes due to softness in the economy and significantly higher raw material costs, however, the reduction in interest expense and the impact of $8.2 million in unusual charges in the second quarter of 2007 resulted in an increase in income before taxes in the current year.
In the Lawn and Garden segment, the Company reported a loss of $1.1 million in the second quarter of 2008 compared with a loss of $0.9 million in the prior year. Reduced sales volumes and significantly higher raw material costs were the primary reasons for the decline in profitability in this segment which more than offset the reduction of approximately $2.5 million in foreign currency transaction losses and other unusual charges in the second quarter of 2007. Income before taxes in the Material Handling segment was down 42% from $7.1 million in the second quarter of 2007. The key factors affecting Material Handling profitability for the second quarter of 2008 were lower sales volume and significantly higher raw material costs.

Part I — Financial Information
Income before taxes in the Distribution segment was $5.6 million for second quarter of 2008, an increase of 2% as compared to the $5.5 million reported in the second quarter of 2007. Favorable product mix and pricing adjustments combined with operating cost reductions were the key factors affecting profitability in this segment for the second quarter of 2008. Income before taxes in the Auto & Custom segment was $3.6 million in the second quarter of 2008, an increase of 20% as compared to $3.0 million in second quarter of 2007. Despite higher prices for rubber and plastic raw materials, the impact of selling price adjustments, cost controls and savings from restructuring programs in 2007 contributed to an increase in profitability for this segment in the second quarter of 2008.
Income Taxes:

	Quarter Ended
	June 30,
Consolidated Income Taxes	2008	2007
Income before taxes	$4.6	$3.7
Income taxes	$1.7	$1.2
Effective tax rate	37.5%	31.9%
Income tax expense as a percentage of pretax income increased to 37.5% for the quarter ended June 30, 2008 compared to 31.9% in the prior year. The lower effective tax rate for the quarter ended June 30, 2007 was primarily the result of foreign tax rate differences from lower enacted tax rates on deferred tax liabilities in Canada. In addition, in 2008 the Company has recorded an increase in the income tax provision due to changes in the nature of tax laws in several states which previously had been classified in selling and administrative expense.
Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007
Net Sales:

	Six Months Ended
	June 30,
				%
Segment	2008	2007	Change	Change

Lawn & Garden	$155.3	$166.1	$(10.8)	(7%)
Material Handling — North America	$134.3	$130.1	$4.2	3%
Distribution	$93.7	$97.0	$(3.3)	(3%)
Auto & Custom	$94.2	$89.7	$4.5	5%
Intra-segment elimination	$(13.5)	$(10.8)	$(2.7)	(25%)

TOTAL	$464.0	$472.1	$(8.1)	(2%)

Net sales for the six months ended June 30, 2008 were $464.0 million, a decrease of 2% from the $472.1 million reported in the first half of 2007. Sales in 2008 were adversely affected by the weakness in the general economy, which impacted virtually all segments of the Company’s business and all markets in which the Company sells. The sales decline is due to lower sales volumes which more than offset the benefit from increased selling prices.
Net sales in the Lawn and Garden segment for the six months ended June 30, 2008 were down $10.8 million or 7% compared to the first half of 2007. Sales in 2008 reflect a slow start to the consumer purchasing and planting season due to colder spring weather and above average rainfall in many parts of the U.S., as well as reduced demand as a result of weakness in the housing construction market. In the Material Handling segment sales increased $4.2 million or 3% in the first six months of 2008 as compared to the prior year period. The increase reflects the impact of price increases and higher sales of reusable agricultural containers and catalog products which offset volume declines in general industrial, automotive and other sectors as customers delayed purchases of capital intensive reusable containers and pallets due to economic concerns.
Net sales in the Distribution segment decreased $3.3 million or 3% in the first six months of 2008 compared to the prior year. Sales performance reflected soft sales of replacement passenger and truck tires, the impact of higher fuel prices on miles driven and reduced service needs for heavy equipment tires due to the downturn in housing construction. In the Auto and Custom segment, net sales for the six months ended June 30, 2008 increased $4.5 million, or 5% compared to the prior year, as higher selling prices and gains in niche custom molding markets offset volume declines in automotive and heavy truck markets.

Part I — Financial Information
Cost of Sales & Gross Profit from Continuing Operations:

	Six Months Ended
	June 30,
Cost of Sales and Gross Profit	2008	2007
Cost of sales	$354.6	$340.5
Gross profit	$109.4	$131.6
Gross profit as a percentage of sales	23.6%	27.9%
Gross profit in the six months ended June 30, 2008 was $109.4 million, a decrease of 17% compared with the $131.6 million reported in the prior year. Gross profit margin also declined to 23.6% for the first six months of 2008 compared with 27.9% in the prior year. The decline in gross profit and margin was primarily due to significantly higher raw material costs, particularly for plastic resins. Prices for high-density polyethylene and polypropylene resins were approximately 30% higher on average in the first six months of 2008 compared to the first half of 2007. The negative impact of higher raw material costs in 2008 more than offset the fact that cost of sales in the first six months of 2007 included restructuring expenses to consolidate manufacturing facilities and purchase accounting adjustments totaling $4.4 million in the aggregate. In addition, widespread weakness in the U.S. economy and the resulting competitive pressures on selling prices combined with the impact of lower volumes on absorption of manufacturing costs also contributed to the reduction in gross profit margins in 2008.
Selling, General and Administrative (SG&A) Expenses from Continuing Operations:

	Six Months Ended
	June 30,
SG&A Expenses	2008	2007	Change
SG&A expenses	$85.2	$96.5	$(11.3)
SG&A expenses as a percentage of sales	18.3%	20.4%	(2.1)%
Selling and administrative expenses for the six months ended June 30, 2008 included $1.4 million of unusual charges including $0.9 million related to an executive retirement plan and $0.5 million for severance. In total, operating expenses for the first half of 2008 were $85.2 million, a decrease of $11.3 million or 12% compared with the prior year. This decrease reflects the lower sales volumes in 2008 and the fact that operating expenses in the six months ended June 30, 2007 included approximately $6.9 million of unusual charges, including: restructuring expenses, costs related to the Company’s terminated merger transaction and foreign currency transaction losses. Excluding the impact of the unusual items, operating expense leverage in the first six months of 2008 improved due to the benefit of cost control programs and ongoing productivity initiatives.

Part I — Financial Information
Interest Expense from Continuing Operations:

	Six Months Ended
	June 30,
				%
Net Interest Expense	2008	2007	Change	Change

Interest expense	$5.8	$8.0	$(2.2)	(28%)
Outstanding borrowings	$207.5	$245.3	$(37.8)	(15%)
Average borrowing rate	5.82%	6.19%	(0.4%)	(6%)
Net interest expense was $5.8 million for six months ended June 30, 2008, a decrease of 28% compared to $8.0 million in the prior year. The reduction in 2008 interest expense was the result of a reduction in average borrowing levels and lower interest rates in the current year.
Income Before Taxes from Continuing Operations:

	Six Months Ended
	June 30,
				%
Segment	2008	2007	Change	Change

Lawn & Garden	$6.9	$9.9	$(3.0)	(30%)
Material Handling — North America	$12.7	$21.9	$(9.2)	(42%)
Distribution	$9.0	$10.0	$(1.0)	(10%)
Auto & Custom	$5.1	$5.7	$(0.6)	(10%)
Corporate and interest	$(15.4)	$(20.4)	$5.0	25%

TOTAL	$18.4	$27.1	$(8.7)	(32%)

Income before taxes from continuing operations was $18.4 million in the first six months of 2008, a decrease of 32% compared with the $27.1 million reported in the first half of 2007. Key factors reducing 2008 income include lower volumes due to softness in the economy and significantly higher raw material costs. In 2007, income before taxes included $11.5 million for restructuring expenses, foreign currency transaction losses, costs incurred in connection with the terminated merger agreement and other unusual items.
In the Lawn and Garden segment, the Company reported income before taxes of $6.9 million in the first half of 2008 compared to $9.9 million in the prior year. Reduced sales volumes and significantly higher raw material costs were the primary reasons for the decline in profitability in this segment. These factors more than offset the reduction of approximately $6.1 million in foreign currency transaction losses, purchase accounting and other unusual charges in the first half of 2007. Income before taxes in the Material Handling segment was down 42% from $21.9 million in the first six months of 2007 to $12.7 million in 2008. The key factors affecting Material Handling profitability for the second quarter of 2008 were lower sales volume and significantly higher raw material costs which offset the impact of approximately $2.6 million in restructuring and other unusual charges in the first half of 2007.
Income before taxes in the Distribution segment was $9.0 million for first six months of 2008, a decrease of 10% as compared to the $10.0 million reported in 2007. Lower sales volumes due to soft demand for replacement tires and tire service and the impact of higher fuel prices on miles driven for passenger vehicles and freight transport were key factors affecting profitability in the Distribution segment. Income before taxes in the Auto & Custom segment was $5.1 million in the first half of 2008, a decrease of 10% as compared to the $5.7 million reported in 2007. Soft demand in certain markets and higher prices for plastic and rubber raw materials were the primary factors causing the decline in profitability for this segment in 2008.

Part I — Financial Information
Income Taxes:

	Six Months Ended
	June 30,
Consolidated Income Taxes	2008	2007
Income before taxes	$18.4	$27.1
Income taxes	$6.8	$9.8
Effective tax rate	37.2%	36.3%
Income tax expense as a percentage of pretax income increased to 37.2% for the six months ended June 30, 2008 compared to 36.3% in the prior year. The lower effective tax rate in 2007 was primarily the result of foreign tax rate differences from lower enacted tax rates on deferred tax liabilities in Canada. In addition, in 2008 the Company has recorded an increase in income tax provision due to changes in the nature of tax laws in several states which previously had been classified in selling and administrative expenses.
Liquidity and Capital Resources
Cash used for operating activities of continuing operations was $3.0 million for the six months ended June 30, 2008, compared with cash provided by operating activities of $44.5 million in the prior year. The decrease of $47.5 million was primarily due to cash used for working capital, which totaled $36.6 million for the six months ended June 30, 2008, compared with cash provided by working capital of $9.6 million in the prior year. Income from continuing operations for the six months ended June 30, 2008 was $11.5 million, a decrease of $5.8 million compared with $17.3 million income in the first six months of 2007. The cash impact of this decline in income from continuing operations was largely offset by an increase of $5.1 million in depreciation, amortization and other non cash expenses which totaled $22.8 million in the first six months of 2008 compared with $17.7 million in the prior year. During 2008, cash used for working capital has been significantly impacted by items related to the terminated merger agreement with GS Capital Partners. In 2008, changes in accounts payable and accrued expenses used working capital of $40.3 million primarily due to payment of income taxes, a special dividend of $9.85 million and other expenses of $5.75 million related to the $35 million pre-payment of the termination fee received in the fourth quarter of 2007.
In addition, during the six months ended June 30, 2008, cash from operating activities increased $1.7 million as a result of net proceeds received in connection with the settlement of certain contingencies related to the Company’s discontinued operations.
Capital expenditures were approximately $8.3 million in the six months ended June 30, 2008 and are expected to be in the range of $15 to $25 million for the year. In addition, the Company has made deposits on machinery and equipment totaling $9.7 million in 2008. Total debt at June 30, 2008 was approximately $207.5 million compared with $170.9 million at December 31, 2007. The Company’s Credit Agreement provides available borrowing up to $250 million and, as of June 30, 2008, the Company had approximately $151.4 million available under this agreement. Management believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on variable rate debt levels at June 30, 2008, if market rates increase one percent, the Company’s interest expense would increase approximately $1.0 million.

Part I — Financial Information
Some of the Company’s subsidiaries operate in foreign countries and, as such, their financial results are subject to the variability that arises from exchange rate movements. Based on the acquisition of ITML, the Company’s exposure to foreign currency fluctuations has increased, primarily due to sales made from businesses in Canada to customers in the United States dominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. In the fourth quarter of 2007, the Company began a systematic hedging program to limit its exposure to fluctuations in exchange rates related to its operations in Canada and Brazil, however, as of June 30, 2008 the Company had no foreign currency hedges in place.
The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. As such, the cost of operations is subject to fluctuation as the market for these commodities changes. The Company monitors this risk but currently has no derivative contracts to hedge this risk, however, the Company also has no significant purchase obligations to purchase fixed quantities of such commodities in future periods. In 2008, the cost of most plastic resins used in the Company’s business have increased more than 30 percent. Continuing increases in the cost of plastic resin or future adverse changes in the general economic environment could have a material adverse impact on the Company’s results of operations or result in asset impairments.

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

Part II — Other Information
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Shareholders was held on April 24, 2008, and the following matters were voted on at that meeting.
1.	At the meeting, nine Directors were elected. The results of this voting are as follows:

		Votes
Name of Director	Votes for	Withheld
Keith A. Brown	27,911,422	4,428,869
Vincent C. Byrd	28,383,659	3,956,632
Richard P. Johnston	27,891,132	4,449,159
Edward W. Kissel	28,328,945	4,011,346
Stephen E. Myers	27,917,981	4,422,310
John C. Orr	27,902,473	4,437,818
Richard L. Osborne	27,854,927	4,485,364
Jon H. Outcalt	27,844,789	4,495,502
Robert A. Stefanko	28,379,371	3,960,920
2.	Proposal to ratify the appointment of KPMG LLP as the Company’s independent auditor.

For	31,855,390
Against	405,692
Abstain	78,212
Item 6. Exhibits
(a) Exhibits

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
Date: August 8, 2008	By:	/s/ Donald A. Merril
Donald A. Merril
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

2(a)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**

2(b)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on January 16, 2007.**

2(c)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20, 2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**

2(d)	Agreement and Plan of Merger among Myers Industries, Inc., MYEH Corporation and MYEH Acquisition Corporation, dated April 24, 2007. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 26, 2007.**

2(e)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated December 10, 2007. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on December 10, 2007.

2(f)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated April 3, 2008. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008.

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.

3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.

10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.

10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*

10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.

10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*

10(e)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*

10(f)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*

10(g)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(h)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*

10(i)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*

10(j)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*

10(k)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*

10(l)	Resignation and Retirement Agreement between Myers Industries, Inc. and Gregory J. Stodnick dated January 24, 2006. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 16, 2006.*

10(m)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*

10(n)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.*

10(o)	Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.

10(p)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

10(q)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006. *

14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.

14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.

21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.

23	Consent of Independent Registered Accounting Firm (KPMG LLP)

31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of John C. Orr Myers, President and Chief Executive Officer, and Donald A. Merril, Vice President (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.