Form 10-Q
period 2008-09-30
MYERS INDUSTRIES INC
filed 2008-11-10
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2008
Common Stock, without par value	35,235,636 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Current Assets
Cash	$12,072,354	$7,558,832
Accounts receivable-less allowances of $5,013,000 and $3,915,000, respectively	114,757,837	129,631,910

Inventories
Finished and in-process products	78,867,240	77,121,338
Raw materials and supplies	50,092,862	48,034,866

	128,960,102	125,156,204

Prepaid expenses	4,907,035	6,164,390
Deferred income taxes	7,281,702	9,298,038

Total Current Assets	$267,979,030	$277,809,374

Other Assets
Goodwill	$173,150,076	171,462,256
Intangible assets	25,126,020	28,335,537
Other	19,375,880	5,974,876

	$217,651,976	$205,772,669

Property, Plant and Equipment, at Cost
Land	5,579,901	5,696,694
Buildings and leasehold improvements	78,383,524	78,825,686
Machinery and equipment	428,387,184	421,206,343

	512,350,609	505,728,723

Less allowances for depreciation and amortization	(315,137,516)	(291,758,397)

	197,213,093	213,970,326

	$682,844,099	$697,552,369

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$63,462,133	$78,268,137
Accrued expenses
Employee compensation	18,525,288	21,604,532
Income taxes	874,149	14,803,686
Taxes, other than income taxes	2,240,204	2,036,230
Accrued interest	2,078,895	455,842
Other	15,188,260	37,680,135
Current portion of long-term debt	2,397,056	3,626,077

Total Current Liabilities	$104,765,985	$158,474,639

Long-term debt, less current portion	197,320,059	167,253,706
Other liabilities	4,749,504	4,013,808
Deferred income taxes	51,546,102	50,540,270

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,225,432 and 35,180,192 shares, respectively)	21,444,446	21,416,849
Additional paid-in capital	275,316,722	273,617,888
Accumulated other comprehensive income	6,544,646	9,320,002
Retained income	21,156,635	12,915,207

	$324,462,449	$317,269,946

	$682,844,099	$697,552,369

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Income (Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net sales	$213,955,089	$213,920,711	$677,909,836	$686,012,813

Cost of sales	165,897,667	162,134,392	520,499,836	502,633,129

Gross profit	48,057,422	51,786,319	157,410,000	183,379,684

Selling and administrative expenses	42,836,695	45,356,323	128,040,978	141,882,614

Operating income	5,220,727	6,429,996	29,369,022	41,497,070

Interest expense, net	2,728,720	3,945,119	8,507,941	11,932,476

Income from continuing operations before income taxes	2,492,007	2,484,877	20,861,081	29,564,594

Income taxes	1,173,751	980,000	8,014,320	10,809,000

Income from continuing operations	1,318,256	1,504,877	12,846,761	18,755,594

Income from discontinued operations, net of tax	-0-	-0-	1,732,027	17,787,645

Net income	$1,318,256	$1,504,877	$14,578,788	$36,543,239

Income per common share
Basic
Continuing operations	$.04	$.04	$.36	$.53
Discontinued	.00	.00	.05	.51

Net income	$.04	$.04	$.41	$1.04

Diluted
Continuing operations	$.04	$.04	$.36	$.53
Discontinued	.00	.00	.05	.50

Net income	$.04	$.04	$.41	$1.04

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007

	September 30, 2008	September 30, 2007
Cash Flows From Operating Activities
Net income	$14,578,788	$36,543,239
Net income from discontinued operations	(1,732,027)	(17,787,645)
Items not affecting use of cash
Depreciation	27,447,521	26,249,402
Amortization of other intangible assets	2,820,097	2,612,129
Non cash stock compensation	1,317,642	986,760
Deferred taxes	3,967,595	(1,831,882)
Gain on sale of property, plant and equipment	(765,805)	(-0-)
Cash flow provided by (used for) working capital
Accounts receivable	12,706,417	17,123,684
Inventories	(5,923,963)	9,491,344
Prepaid expenses	1,167,299	(90,143)
Accounts payable and accrued expenses	(40,116,480)	(6,095,682)

Net cash provided by operating activities of continuing operations	$15,467,084	67,201,205
Net cash provided by (used for) operating activities of discontinued operations	1,732,027	(2,016,769)

Net cash provided by operating activities	$17,199,111	$65,184,436

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	-0-	(96,223,113)
Proceeds from sale of property, plant and equipment	1,576,221	-0-
Additions to property, plant and equipment	(15,391,338)	(12,536,671)
Deposits on machinery and equipment	(13,448,652)	-0-
Other	(235,065)	83,337

Net cash used for investing activities of continuing operations	(27,498,834)	(108,676,447)
Net cash provided by investing activities of discontinued operations	-0-	67,909,094

Net cash used for investing activities	$(27,498,834)	$(40,767,353)

Cash Flows From Financing Activities
Repayment of long term debt	-0-	(60,559,865)
Net borrowing (repayment) of credit facility	31,089,133	14,473,982
Cash dividends paid (1)	(16,187,813)	(5,534,148)
Proceeds from issuance of common stock	408,789	1,130,548
Tax benefit from options exercised	-0-	152,114
Deferred financing costs	-0-	(14,212)

Net cash provided by (used for) financing activities of continuing operations	15,310,109	(50,351,581)
Net cash used for financing activities of discontinued operations	-0-	(224,445)

Net cash provided by (used for) financing activities	$15,310,109	$(50,576,026)

Foreign Exchange Rate Effect on Cash	(496,864)	23,500

Net increase (decrease) in cash	4,513,522	(26,135,443)
Cash at January 1 ($27,086,311 included in discontinued operations at January 1, 2007)	7,558,832	33,723,700

	$12,072,354	$7,588,257

(1)	Includes special dividend of $9.85 million accrued at December 31, 2007
See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2008

			Accumulative
		Additional	Other
	Common	Paid-In	Comprehensive	Retained
	Stock	Capital	Income	Income

December 31, 2007	$21,416,849	$273,617,888	$9,320,002	$12,915,207

Net income				14,578,788

Foreign currency translation adjustment			(2,775,356)

Common Stock issued	27,597	381,192

Stock based compensation		1,317,642

Dividends — $.18 per share				(6,337,360)

September 30, 2008	$21,444,446	$275,316,722	$6,544,646	$21,156,635

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, and the results of operations and cash flows for the three months and nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2008.
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
Standards Issued Not Yet Adopted
In December 2007, the FASB issued Statement No. 141R “Business Combinations” and FASB Statement No. 160, “Non-Controlling Interests in Consolidated Financial Statements”. Statements 141R and 160 require most indentifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling shareholders. Both statements are effective for periods beginning after December 15, 2008, and earlier adoption is prohibited. Statement 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company will apply the guidance of the Statement to business combinations completed on or after January 1, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the effect of additional disclosures required by the Statement beginning January 1, 2009.
Acquisitions
On January 9, 2007, the Company acquired all the shares of ITML Horticultural Products, Inc., an Ontario corporation (“ITML”). ITML designs, manufactures and sells plastic containers and related products for professional floriculture / horticulture grower markets across North America, utilizing injection molding, blow molding, and thermoforming processes. Additionally, ITML utilizes extensive technology and expertise for resin reprocessing and recycling for use in its products. The acquired business had fiscal 2006 annual sales of approximately $169.5 million. The total purchase price was approximately $119 million, which includes the assumption of approximately $64.6 million debt outstanding as of the acquisition date. In addition, the acquisition allows for additional purchase consideration to be paid contingent upon the results of the Company’s Lawn and Garden segment in 2008, specifically the achievement of earnings before interest, taxes, depreciation and amortization that are in excess of targeted amounts. Based upon operating results through September 30, 2008, the Company’s management does not anticipate any material payment of additional purchase consideration under this contingency.
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

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

(Amounts in thousands)	ITML	SASNA

Assets acquired:
Accounts receivable	$45,252	$-0-
Inventory	37,107	8,825
Property, plant & equipment	56,142	18,100
Intangibles	9,200	14,700
Other	4,409	-0-

	152,110	41,625

Liabilities assumed:
Accounts payable and accruals	(25,496)	-0-
Debt	(64,570)	-0-
Deferred Income Taxes	(17,182)	-0-

	(107,248)	-0-

Goodwill	9,211	-0-

Total consideration	$54,073	$41,625
The results of ITML operations are included in the Company’s consolidated results of operations from January 9, 2007, the date of acquisition, and are reported in the Company’s lawn and garden segment. The following unaudited pro forma information presents a summary of consolidated results of operations for the Company including ITML as if the acquisition had occurred January 1, 2007.

Nine months ended
(Amounts in thousands, except per share)	September 30, 2007

Net Sales	$690,568
Income from Continuing Operations	18,760
Income from Continuing Operations per basic and diluted share	.53
These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisition taken place on January 1, 2007, or of future results.

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

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Goodwill
The change in goodwill for the nine months ended September 30, 2008 is as follows:

			Foreign
(Amount in thousands)	Balance at		Currency		Balance at
Segment	January 1, 2008	Acquisitions	Translation	Impairment	September 30, 2008

Distribution	$214	$-0-	$-0-	$-0-	$214
Material Handling — North America	30,383	-0-	-0-	-0-	30,383
Automotive and Custom	60,074	-0-	-0-	-0-	60,074
Lawn and Garden	80,791	-0-	1,688	-0-	82,479

Total	$171,462	$-0-	$1,688	$-0-	$173,150

Net Income Per Share
Net income per share, as shown on the Condensed Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding
Basic	35,221,388	35,158,180	35,204,663	35,129,077
Dilutive effect of stock options	28,656	149,496	56,533	119,477

Weighted average common shares outstanding — diluted	35,250,044	35,307,676	35,261,196	35,248,554

Stock Compensation
In 1999, the Company and its shareholders adopted the 1999 Stock Plan (the “Plan”) allowing the Board of Directors to grant key employees and Directors options to purchase common stock of the Company at the closing market price on the date of grant. In April 2006, the shareholders approved an amendment to the Plan which provides that, in addition to stock options, grants of restricted stock, stock appreciation rights and other forms of equity compensation consistent with the Plan may be made. Annual grants may not exceed two percent of the total shares of outstanding common stock. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant. At September 30, 2008, there were 108,845 shares available for future grant under the plan.
Stock compensation expense under SFAS 123R reduced income before taxes approximately $560,000 and $329,000 for the three months ended September 30, 2008 and 2007, respectively. Stock compensation expense was approximately $1,318,000 and $987,000 for the nine months ended September 30, 2008 and 2007, respectively. These expenses are included in selling and administrative expenses in the accompanying Condensed Statement of Consolidated Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at September 30, 2008 was approximately $4.3 million, which will be recognized over the next four years.

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

Risk free interest rate	3.38%
Expected dividend yield	1.91%
Expected life of award (years)	5.25
Expected volatility	41.41%
Fair value per option share	$4.10
The following table summarizes the stock option activity for the nine months ended September 30, 2008:

		Average	Weighted
		Exercise	Average
	Shares	Price	Life

Outstanding at December 31, 2007	654,809	$14.12
Options Granted	604,621	11.07
Options Exercised	(16,169)	12.63
Cancelled or Forfeited	(30,740)	16.27

Outstanding at September 30, 2008	1,212,521	$12.62	8.36

Exercisable at September 30, 2008	452,729	$13.68
In addition, at September 30, 2008 the Company has 132,500 shares of restricted stock outstanding. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the nine months ended September 30, 2008 and 2007 was approximately $59,000 and $716,000, respectively.
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
As of December 31, 2007, the total amount of gross unrecognized tax benefits was $1,880,000 of which $1,431,000 would reduce the Company’s effective tax rate if realized. The amount of accrued interest expense recorded as a liability within the Company’s consolidated financial position at December 31, 2007 was $279,000. During the nine months ended September 30, 2008, the Company increased its total amount of gross unrecognized tax benefits by $4,165,000 for certain tax positions taken. An unrecognized tax benefit of $4,235,000 represents the tax position taken on the Company’s 2007 U.S. Corporate Income Tax Return filed on September 11, 2008 relating to the loss on the previous sale of its European Material Handling business. If recognized, the tax benefit from this loss would impact the effective tax rate by $4,235,000. The expiration of the statute of limitations for the assessment of taxes in the quarter ended September 30, 2008 resulted in recognized benefits of $70,000. The Company does not expect any additional significant changes to its unrecognized tax benefit balance over the next twelve months.

As of September 30, 2008, the Company and its significant subsidiaries are subject to examination for years after 2003 in Brazil and Canada and years after 2004 in United States, France and certain states within the United States. The Company is also subject to examination after 2005 for the United Kingdom and remaining states within the United States.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Supplemental Disclosure of Cash Flow Information
The Company made cash payments for interest of $1,099,000 and $2,332,000 for the three months ended September 30, 2008 and 2007, respectively. Cash payments for interest totaled $6,622,000 and $10,047,000 for the nine months ended September 30, 2008 and 2007. Cash payments for income taxes were $855,000 and $3,909,000 for the three months ended September 30, 2008 and 2007, respectively. Cash payments for income taxes were $18,610,000 and $9,640,000 for the nine months ended September 30, 2008 and 2007.
Comprehensive Income
A summary of comprehensive income for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2008	2007	2008	2007
Net income	$1,318	$1,505	$14,579	$36,543
Other comprehensive income
Realization of amounts previously recognized in AOCI on sale of discontinued operations	-0-	-0-	-0-	(10,733)
Foreign currency translation adjustment	(4,429)	5,812	(2,775)	9,908

Comprehensive income <loss>	$(3,111)	$7,317	$11,804	$35,718

Retirement Plans
For the Company’s two defined benefit pension plans included in continuing operations, the net periodic benefit cost for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Service cost	$22,000	$30,557	$66,000	$91,672
Interest cost	80,250	80,679	240,750	242,036
Expected return on assets	(108,000)	(107,001)	(324,000)	(321,002)
Amortization of prior service cost	0	1,003	0	3,009
Amortization of net loss	4,500	1,979	13,500	5,936

Net periodic pension cost	$(1,250)	$7,217	$(3,750)	$21,651
Curtailment loss	0	67,662	0	67,662

Total pension cost	$(1,250)	$74,879	$(3,750)	$89,313

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it did not expect to make a contribution to its defined benefit plans and, as of September 30, 2008, no contributions have been made.
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
A number of parties, including the Company and its subsidiary, Buckhorn, Inc., were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (RWQCB). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (Watershed) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to an entity that performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB with respect to Watershed clean-up efforts that may result from the adoption of this planning document. The extent of the mining wastes that may be the subject of future cleanup has yet to be determined, and the actions of the RWQCB have not yet advanced to the stage where a reasonable estimate of remediation cost, if any is available. Although assertion of a claim by the RWQCB is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.
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

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Net Sales	2008	2007	2008	2007
Distribution	$48,673	$52,151	$142,388	$149,179
Material Handling — North America	66,300	66,808	200,589	196,933
Automotive & Custom	44,662	41,614	138,857	131,293
Lawn & Garden	60,483	58,866	215,767	224,923
Intra-segment elimination	(6,163)	(5,518)	(19,689)	(16,315)

Sales from continuing operations	$213,955	$213,921	$677,910	$686,013

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income (Loss) Before Income Taxes	2008	2007	2008	2007
Distribution	$5,256	$5,702	$14,238	$15,684
Material Handling — North America	6,953	9,234	19,699	31,171
Automotive and Custom	1,424	1,862	6,537	7,561
Lawn and Garden	(1,675)	(4,652)	5,241	5,227
Corporate	(6,737)	(5,716)	(16,346)	(18,146)
Interest expense-net	(2,729)	(3,945)	(8,508)	(11,932)

Income from continuing operations before income taxes	$2,492	$2,485	$20,861	$29,565

Part I — Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the Third Quarter of 2008 to the Third Quarter of 2007
Net Sales:

	Quarter Ended
	September 30,			%
Segment	2008	2007	Change	Change
Lawn & Garden	$60.5	$58.9	$1.6	3%
Material Handling — North America	66.3	66.8	(0.5)	(1)
Distribution	48.7	52.2	(3.5)	(7)
Auto & Custom	44.7	41.6	3.1	7
Intra-segment elimination	(6.2)	(5.5)	(0.6)	(12)

TOTAL	$214.0	$213.9	$0.1	0%

Net sales for the quarter ended September 30, 2008 were $214.0 million, virtually flat compared with the third quarter of 2007. Sales in the third quarter of 2008 were adversely affected by economic weakness in the Company’s markets and the impact of problems in the financial markets. In general, selling price increases, primarily implemented to recover higher raw material costs, have been offset by lower unit volumes.
Net sales in the Lawn and Garden segment for the quarter ended September 30, 2008 increased $1.6 million or 3% compared with the third quarter of 2007. The increased sales reflects higher selling prices to recover raw material price increases. In the Material Handling segment, sales declined $0.5 million in the third quarter of 2008, a decrease of 1% as compared to the same period in 2007. The slight decrease in net sales reflects the benefit of approximately $2.6 million from higher selling prices which was largely offset by volume declines in automotive, industrial and other end markets as customers limited spending due to continuing weak economic conditions and turmoil in the financial markets.
Net sales in the Distribution segment decreased $3.5 million or 7% in the third quarter of 2008 compared to the prior year. The decrease in net sales was primarily due to lower unit volumes for consumable supplies due to reduced sales of passenger and truck tires and the impact of higher fuel prices and a weak economy on miles driven and freight transport. In the Auto and Custom segment, net sales for the third quarter of 2008 increased $3.1 million, or 7% compared to the prior year, as higher selling prices increased net sales approximately $1.3 million and gains in niche custom molding markets offset volume declines in automotive and heavy truck markets.
Cost of Sales & Gross Profit:

	Quarter Ended
	September 30,
Cost of Sales and Gross Profit	2008	2007
Cost of sales	$165.9	$162.1
Gross profit	$48.1	$51.8
Gross profit as a percentage of sales	22.5%	24.2%
Gross profit in the third quarter of 2008 was $48.1 million, a decrease of 7% compared with the $51.8 million reported in the prior year. Gross profit margin declined to 22.5% in the quarter ended September 30, 2008 compared with 24.2% in the prior year. The decline in gross profit and margin was due to significantly higher raw material costs, particularly for plastic resins used in the Company’s manufacturing operations, and lower volumes increased the level of unabsorbed manufacturing costs. Prices for high-density polyethylene and polypropylene resins were, on average, more than 30% higher in the third quarter of 2008 compared to the third quarter of 2007.

Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

	Quarter Ended
	September 30,
SG&A Expenses	2008	2007	Change
SG&A expenses	$42.8	$45.4	(2.6)
SG&A expenses as a percentage of sales	20.0%	21.2%	(1.2)
Selling and administrative expenses for the quarter ended September 30, 2008 were $42.8 million, a decrease of $2.6 million or 6% compared with the prior year. The decrease in operating expenses reflects the ongoing impact of cost control initiatives. Operating expenses in the third quarter of 2008 include unusual charges of approximately $2.6 million, primarily related to consulting and other expenses incurred in connection with the Company’s ongoing strategic initiative to identify potential productivity and profitability improvement in the Lawn and Garden segment. Operating expenses in the third quarter of 2007 included approximately $2.7 million of unusual charges, including: restructuring expenses, costs related to the Company’s proposed merger transaction and foreign currency transaction losses.

Part I — Financial Information
Interest Expense from Continuing Operations:

	Quarter Ended
	September 30,			%
Net Interest Expense	2008	2007	Change	Change
Net interest expense	$2.7	$3.9	$(1.2)	(31)%
Outstanding borrowings	$199.7	$226.9	$(27.2)	(12)%
Average borrowing rate	5.25%	6.88%	(1.6)	(24)%
Net interest expense was $2.7 million for quarter ended September 30, 2008 a decrease of 31% compared to $3.9 million in the prior year. The decrease was the result of a reduction in average borrowing levels and lower interest rates in the current quarter.
Income Before Taxes from Continuing Operations:

	Quarter Ended
	September 30,			%
Segment	2008	2007	Change	Change
Lawn & Garden	$(1.7)	$(4.7)	$3.0	64%
Material Handling — North America	7.0	9.2	(2.2)	(25)
Distribution	5.3	5.7	(0.4)	(8)
Auto & Custom	1.4	1.9	(0.6)	(24)
Corporate and interest	(9.5)	(9.7)	0.2	2

TOTAL	$2.5	$2.5	-0-	-0-

Income before taxes from continuing operations was $2.5 million in the third quarter of 2008 and 2007. Key factors affecting 2008 income include lower sales volumes due to softness in the economy and lower gross profit margins. Higher selling prices increased income before taxes in the third quarter of 2008 by approximately $11.6 million, however, this improvement was offset by lower volume which reduced sales by approximately $2.1 million and absorption of manufacturing overhead by $5.8 million. In addition, significantly higher raw material costs in the Company’s manufacturing segments reduced income approximately $7.3 million.
In the Lawn and Garden segment, the Company reported a loss before taxes of $1.7 million in the third quarter of 2008 compared with $4.7 million in the prior year. The improvement in operating results for the current quarter is based on favorable product pricing, sales mix and expense controls which offset the negative impact of higher raw material costs. In addition, the third quarter of 2007 was negatively impacted by $2.7 million of charges for foreign currency transaction losses, restructuring and purchase accounting adjustments. Income before taxes in the Material Handling segment was down 25% from $9.2 million in the third quarter of 2007 to $7.0 million in 2008. The key factors reducing Material Handling profitability for the third quarter of 2008 were lower sales volume and significantly higher raw material costs which offset the impact of approximately $0.9 million in restructuring and other unusual charges in the third quarter of 2007.

Part I — Financial Information
Income before taxes in the Distribution segment was $5.3 million for third quarter of 2008, a decrease of 8% as compared to the $5.7 million reported in the third quarter of 2007. Profitability in the third quarter of 2008 was negatively impacted by unfavorable business conditions across the segment’s end markets resulting in lower unit volumes for both service supplies and equipment. Income before taxes in the Auto and Custom segment was $1.4 million in the third quarter of 2008, a decrease of 24% as compared to the $1.9 million reported in the third quarter of 2007. Higher prices for rubber and plastic raw materials and reduced unit volumes were the primary factors reducing profitability for this segment in the third quarter of 2008.
Income Taxes:

	Quarter Ended
	September 30,
Consolidated Income Taxes	2008	2007
Income before taxes	$2.5	$2.5
Income taxes	$1.2	$1.0
Effective tax rate	47.1%	39.4%
Income tax expense as a percentage of pretax income increased to 47.1% for the quarter ended September 30, 2008 compared to 39.4% in the prior year. The lower effective tax rate in the prior year was primarily the result of foreign tax rate differences as the Company recorded the benefit of lower enacted tax rates on deferred tax liabilities in Canada. In addition, due to changes in the nature of tax laws in 2008, the Company has recorded an increase in the income tax provision for taxes in several states which previously had been classified in selling and administrative expense.
Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007
Net Sales:

	Nine Months Ended
	September 30,			%
Segment	2008	2007	Change	Change
Lawn & Garden	$215.8	$224.9	$(9.2)	(4)%
Material Handling — North America	200.6	196.9	3.7	2
Distribution	142.4	149.2	(6.8)	(5)
Auto & Custom	138.9	131.3	7.6	6
Intra-segment elimination	(19.8)	(16.3)	(3.4)	(21)

TOTAL	$677.9	$686.0	$(8.1)	(1)%

Net sales for the nine months ended September 30, 2008 were $677.9 million, a decrease of 1% from the $686.0 million reported in the first nine months of 2007. Sales in 2008 were adversely affected by the weakness in the general economy, which impacted virtually all segments of the Company’s business and all markets in which the Company sells. The sales decline is due to lower sales volumes which more than offset the benefit from increased selling prices.
Net sales in the Lawn and Garden segment for the nine months ended September 30, 2008 were down $9.2 million or 4% compared to the same period in 2007. The decline in sales in 2008 is due to lower unit volumes as reduced consumer purchasing due to the weak economy and lack of new housing construction suppressed demand in the end markets for these products. Higher selling prices increased Lawn & Garden sales by approximately $14.1 million but could not offset the impact of reduced volume. In the Material Handling segment, sales increased $3.7 million or 2% in the first nine months of 2008 as compared to the prior year. The increase reflects the impact of price increases which increased sales approximately $6.7 million and offset volume declines in automotive, industrial and other sectors.
Net sales in the Distribution segment decreased $6.8 million or 5% in the first nine months of 2008 compared to the prior year. Sales performance reflected lower unit volumes due to soft sales of replacement passenger and truck tires, the impact of higher fuel prices and a weak economy on miles driven. These factors reduced demand for the Company’s tire service and retread consumable supplies. In addition, sales of equipment in the Distribution segment remain weak as tire dealers, auto dealers, fleet and retread markets react to customers delaying capital purchases. In the Auto and Custom segment, net sales for the nine months ended September 30, 2008 increased $7.6 million, or 6% compared to the prior year, as higher selling prices and gains in niche custom molding markets offset volume declines in automotive and heavy truck markets.

Part I — Financial Information
Cost of Sales & Gross Profit from Continuing Operations:

	Nine Months Ended
	September 30,
Cost of Sales and Gross Profit	2008	2007
Cost of sales	$520.5	$502.6
Gross profit	$157.4	$183.4
Gross profit as a percentage of sales	23.2%	26.7%
Gross profit in the nine months ended September 30, 2008 was $157.4 million, a decrease of 14% compared with the $183.4 million reported in the prior year. Gross profit margin declined to 23.2% for the first nine months of 2008 compared with 26.7% in the prior year. The decline in gross profit and margin was primarily due to significantly higher raw material costs, particularly for plastic resins. Prices for high-density polyethylene and polypropylene resins were, on average, more than 30% higher in the first nine months of 2008 compared to the same period in 2007. In addition, lower volumes resulting from weakness in the U.S. economy reduced capacity utilization in the Company’s manufacturing businesses and increased unabsorbed manufacturing overhead costs. The negative impact of higher raw material costs and reduced volumes in 2008 more than offset the reduction in cost from 2007 which included restructuring expenses to consolidate manufacturing facilities and purchase accounting adjustments totaling $6.6 million in the aggregate.
Selling, General and Administrative (SG&A) Expenses from Continuing Operations:

	Nine Months Ended
	September 30,
SG&A Expenses	2008	2007	Change
SG&A expenses	$128.0	$141.9	$(13.8)
SG&A expenses as a percentage of sales	18.9%	20.7%	(1.9)
Selling and administrative expenses for the nine months ended September 30, 2008 were $128.0 million, a decrease of $13.8 million or 10% compared with the prior year. The reduction in SG&A expense in 2008 reflects the impact of lower sales volumes on selling expenses, including freight. SG&A expenses in 2008 contain unusual items of approximately $4.3 million, including approximately $3.0 million for consulting fees and other expenses incurred in connection with the Company’s strategic review of its Lawn & Garden business and $0.9 million related to an executive retirement plan, while expenses in the nine months ended September 30, 2007 included approximately $9.6 million of unusual charges, including: restructuring expenses, costs related to the Company’s proposed merger transaction and foreign currency transaction losses. Excluding the impact of the unusual items, operating expenses in the first nine months of 2008 were approximately 18.2% of sales compared with 19.3% in 2007. The improvement in operating expense leverage in 2008 reflects the benefit of restructuring programs undertaken in 2007 and ongoing cost control programs and productivity initiatives.

Part I — Financial Information
Interest Expense from Continuing Operations:

	Nine Months Ended
	September 30,			%
Net Interest Expense	2008	2007	Change	Change
Interest expense	$8.5	$11.9	$(3.4)	(29)%
Outstanding borrowings	$199.7	$226.9	$(27.2)	(12)%
Average borrowing rate	5.62%	6.30%	(0.68)	(11)%
Net interest expense was $8.5 million for nine months ended September 30, 2008 a decrease of 29% compared to $11.9 million in the prior year. The reduction in 2008 interest expense was the result of a reduction in average borrowing levels and lower interest rates in the current year.
Income Before Taxes from Continuing Operations:

	Nine Months Ended
	September 30,			%
Segment	2008	2007	Change	Change
Lawn & Garden	$5.2	$5.2	$-0-	0%
Material Handling — North America	19.7	31.2	(11.5)	(37)
Distribution	14.2	15.7	(1.4)	(9)
Auto & Custom	6.6	7.6	(1.0)	(14)
Corporate and interest	(24.8)	(30.1)	5.2	17

TOTAL	20.9	$29.6	$(8.7)	(29.4)%

Income before taxes from continuing operations was $20.9 million in the first nine months of 2008, a decrease of 30% compared with the $29.6 million in the first nine months of 2007, primarily due to results in the Material Handling segment. Key factors reducing 2008 income include lower sales volumes due to softness in the economy and significantly higher raw material costs. In 2008, special charges reduced income before taxes by $4.6 million, primarily for expenses incurred in connection with strategic initiatives in the Company’s Lawn & Garden business, charges related to an executive retirement plan and costs incurred in connection with the proposed merger agreement. In 2007, the impact of restructuring expenses, foreign currency transaction losses, costs incurred in connection with the proposed merger agreement and other unusual items reduced income before taxes by an aggregate $16.2 million.
In the Lawn and Garden segment, income before tax of $5.2 million in the first nine months of 2008 which was flat with the prior year. Reduced sales volumes and significantly higher raw material costs in the current year offset the reduction of approximately $8.7 million in foreign currency transaction losses, purchase accounting and other unusual charges in this segment in 2007. Income before taxes in the Material Handling segment was down 37% from $31.2 million in the first nine months of 2007 to $19.7 million in 2008. The key factors affecting Material Handling profitability in 2008 were lower sales volumes and significantly higher raw material costs which offset the impact of approximately $3.6 million in restructuring and other unusual charges in the first nine months of 2007.
Income before taxes in the Distribution segment was $14.2 million for first nine months of 2008, a decrease of 9% as compared to the $15.7 million reported in 2007. Lower sales volumes due to soft demand for replacement tires and tire service and the impact of higher fuel prices on miles driven for passenger vehicles and freight transport were key factors affecting profitability in the Distribution segment. Income before taxes in the Auto & Custom segment was $6.6 million in the first nine months of 2008, a decrease of 14% as compared to the $7.6 million reported in 2007. Soft demand in certain markets and higher prices for plastic and rubber raw materials, which more than offset higher selling prices, were the primary factors causing the decline in profitability for this segment in 2008.

Part I — Financial Information
Income Taxes:

	Nine Months Ended
	September 30,
Consolidated Income Taxes	2008	2007
Income before taxes	$20.9	$29.6
Income taxes	$8.0	$10.8
Effective tax rate	38.4%	36.6%
Income tax expense as a percentage of pretax income increased to 38.4% for the nine months ended September 30, 2008 compared to 36.6% in the prior year. The lower effective tax rate in 2007 was primarily the result of foreign tax rate differences as the Company recorded the benefit of lower enacted tax rates on deferred tax liabilities in Canada. In addition, due to changes in the nature of tax laws in 2008, the Company has recorded an increase in income tax provision for taxes in several states which had previously been classified is selling and administrative expenses.
Liquidity and Capital Resources
Cash provided by operating activities of continuing operations was $15.5 and $67.2 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease of $51.7 million was primarily due to cash used for working capital, which totaled $32.2 million for the nine months ended September 30, 2008, compared with cash provided by working capital of $20.4 million for the same period in 2007. Income from continuing operations for the nine months ended September 30, 2008 was $12.8 million, a decrease of $6.0 million compared with $18.8 million income in the first nine months of 2007. The cash impact of this decline in income from continuing operations was offset by an increase of $6.8 million in depreciation, amortization and other non cash expenses which totaled $34.8 million in the first nine months of 2008 compared with $28.0 million in the prior year. During 2008, cash used for working capital has been significantly impacted by payments related to the terminated merger agreement with GS Capital Partners. In 2008, changes in accounts payable and accrued expenses used working capital of $40.1 million primarily for payment of income taxes and other expenses of $5.8 million related to the $35 million termination fee received from GS Capital Partners in the fourth quarter of 2007.
In addition, during the nine months ended September 30, 2008, cash from operating activities increased $1.7 million as a result of net proceeds received in connection with the settlement of certain contingencies related to the Company’s discontinued operations.
Capital expenditures were approximately $15.4 million in the nine months ended September 30, 2008 and are expected to be in the range of $20 to $25 million for the year. In addition, cash proceeds for the sale of certain property, plant and equipment was $1.6 million and the Company has made deposits on machinery and equipment totaling $13.4 million in 2008.
Total debt at September 30, 2008 was approximately $199.7 million compared with $170.9 million at December 31, 2007. The Company’s Credit Agreement provides available borrowing up to $250 million and, as of September 30, 2008, the Company had approximately $158.5 million available under this agreement. The Credit Agreement expires in October 2011 and, as of September 30, 2008, the Company was in compliance with all its debt covenants. The significant financial covenants include a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt, and an interest coverage ratio. The coverage ratios as of September 30, 2008 are shown in the following table:

	Required Level	Actual Level
Leverage Ratio	3.5 to 1 (maximum)	2.7
Interest Coverage Ratio	2.5 (minimum)	3.3
Also, the Company paid dividends of $16.1 million in 2008, including a special dividend of $9.9 million related to the terminated merger agreement with GS Capital Partners.
The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital and debt service.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on variable rate debt levels at September 30, 2008, if market rates increase one percent, the Company’s interest expense would increase approximately $1.0 million annually.

Part I — Financial Information
Some of the Company’s subsidiaries operate in foreign countries and, as such, their financial results are subject to the variability that arises from exchange rate movements. Based on the acquisition of ITML, the Company’s exposure to foreign currency fluctuations has increased, primarily due to sales made from businesses in Canada to customers in the United States dominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. In the fourth quarter of 2007, the Company began a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net hedged exposure generally ranges from $5 to $10 million. The Foreign currency contracts and arrangements created under this program are not designated as hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of September 30, 2008, the Company had no foreign currency arrangements or contracts in place.
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
In 2008, the cost of most plastic resins used in the Company’s business have increased more than 30 percent. Continuing increases in the cost of plastic resin or future adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position or results of operations.

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

Part II — Other Information
Item 1. Legal Proceedings
A number of parties, including the Company and its subsidiary, Buckhorn, Inc., were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (RWQCB). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (Watershed) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to an entity that performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB with respect to Watershed clean-up efforts that may result from the adoption of this planning document. The extent of the mining wastes that may be the subject of future cleanup has yet to be determined, and the actions of the RWQCB have not yet advanced to the stage where a reasonable estimate of remediation cost, if any is available. Although assertion of a claim by the RWQCB is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.
Item 6. Exhibits
     (a) Exhibits
           See Exhibit Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
Date: November 10, 2008	By:	/s/ Donald A. Merril
Donald A. Merril
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

2(a)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**

2(b)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on January 16, 2007.**

2(c)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20, 2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**

2(d)	Agreement and Plan of Merger among Myers Industries, Inc., MYEH Corporation and MYEH Acquisition Corporation, dated April 24, 2007. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 26, 2007.**

2(e)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated December 10, 2007. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on December 10, 2007.

2(f)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated April 3, 2008. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008.

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.

3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.

10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.

10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*

10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.

10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*

10(e)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*

10(f)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*

10(g)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(h)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*

10(i)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*

10(j)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*

10(k)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*

10(l)	Resignation and Retirement Agreement between Myers Industries, Inc. and Gregory J. Stodnick dated January 24, 2006. Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 16, 2006.*

10(m)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*

10(n)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.*

10(o)	Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.

10(p)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

10(q)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006. *

14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.

14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.

21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.

23	Consent of Independent Registered Accounting Firm (KPMG LLP)

31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of John C. Orr Myers, President and Chief Executive Officer, and Donald A. Merril, Vice President (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.