Form 10-K/A
period 2007-12-31
MYERS INDUSTRIES INC
filed 2008-11-13
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

MYERS INDUSTRIES, INC.
Annual Report on Form 10-K/A
For the Fiscal Year Ended December 31, 2007

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008 (the “Original Filing”) in response to comments by the Staff of the SEC in connection with their review of the Original Filing. Although appropriate internal controls over financial reporting were established and complied with at the time of the Original Filing, the certifications required by Item 601(b)(31) of Regulation S-K accompanying the Original Filing erroneously omitted the internal control over financial reporting language from the introductory portion of paragraph 4 of the certifications. Accordingly, this Amendment includes full Item 9A disclosure and our financial statements, which include the corrected certifications.

Pursuant to the rules of the SEC, we have included currently-dated certifications from our principal executive and principal accounting officers, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached as Exhibits 31(a), 31(b) and 32, respectively. This Amendment continues to describe conditions as of the Original Filing. Accordingly, this Amendment should be read in conjunction with our other filings, if any, made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART II

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

EXHIBIT INDEX

23	Consent of Independent Registered Accounting Firm (KPMG LLP)
31(a)	Certification of John C. Orr pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Donald A. Merril pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr Myers, President and Chief Executive Officer, and Donald A. Merril, Vice President (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Myers Industries, Inc.

/s/ Donald A. Merril
Donald A. Merril
Vice President,
Chief Financial Officer and
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald A. Merril Donald A. Merril	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	November 13, 2008

/s/ Keith A. Brown Keith A. Brown	Director	November 13, 2008

/s/ Vincent Byrd Vincent Byrd	Director	November 13, 2008

/s/ Robert A. Stefanko Robert A. Stefanko	Director	November 13, 2008

/s/ Richard P. Johnston Richard P. Johnston	Director	November 13, 2008

/s/ Edward W. Kissel Edward W. Kissel	Director	November 13, 2008

Signature	Title	Date

/s/ Stephen E. Myers Stephen E. Myers	Director	November 13, 2008

/s/ John C. Orr John C. Orr	President, Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2008

/s/ Richard L. Osborne Richard L. Osborne	Director	November 13, 2008

/s/ Jon H. Outcalt Jon H. Outcalt	Director	November 13, 2008