Form 10-K
period 2008-12-31
MYERS INDUSTRIES INC
filed 2009-03-16
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2008: $286,960,815.

Indicate the number of shares outstanding of registrant’s common stock as of February 27, 2009: 35,250,278 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. Business

(a)	General Development of Business

Myers Industries, Inc. (the “Company” or “Myers Industries”) was founded in Akron, Ohio, in 1933. The Company grew from the vision of two brothers, Louis and Meyer Myers, and a partnership based on a $620 loan, tire repair merchandise and a used truck. The new venture was named “Myers Tire Supply” and serviced tire dealers and retreaders through distribution of tools and supplies needed to grow their businesses. The Company expanded into manufacturing operations in the post-war 1940s and in 1963 was renamed Myers Industries, Inc. to reflect its diversity. In 1971, the Company went public, and the stock is traded today on the New York Stock Exchange under the ticker symbol MYE.

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

As of March 10, 2009, the Company included: 25 manufacturing facilities and 41 distribution branches located throughout North, Central and South America; approximately 12,000 manufactured products and 10,000 distributed products; and more than 3,600 employees.

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

The Company conducts its business activities in four distinct business segments, including three in manufacturing and one in distribution. The manufacturing segments consist of: Material Handling, Lawn and Garden, and Automotive and Custom. During the year ended December 31, 2006, the Company also included one other manufacturing segment, European Material Handling, which was moved to discontinued operations status in the third quarter of 2006 after we publicly disclosed our intent to divest their businesses. The businesses in that segment were subsequently sold in February 2007.

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

The following table summarizes the key attributes of our business segments in continuing operations for the year ended December 31, 2008:

2008
Continuing	Lawn and Garden	Material Handling	Distribution	Automotive and Custom
Operations	Segment	Segment	Segment	Segment

Net Sales	$272.8mm	$261.2mm	$187.1mm	$174.0mm
% of Total Net Sales	31%	30%	21%	18%
Key Product Areas	• Plastic Horticultural Pots, Trays, Flats & Hanging Baskets • Decorative Resin Planters • Custom Products	• Plastic Reusable Containers & Pallets • Plastic Storage & Organization Products • Plastic Carts • Metal Carts • Wooden Dollies • Custom Products	• Tire Valves & Accessories
•   Tire Changing & Balancing Equipment
•   Lifts & Alignment Equipment
•   Service Equipment
•   Hand Tools
•   Tire Repair & Retread Equipment & Supplies
			• Brake, Transmission & Allied Service Equipment & Supplies	• Rubber & Plastic Original Equipment Replacement Parts • Tire Repair & Retreading Products • Highway Markings • Industrial Rubber • Custom Rubber & Plastic Products
Product Brands	• Dillen® • ITML® • Listotm • Pro Cal®	• Akro-Mils® • Buckhorn®	• Myers Tire Supply®	• Ameri-Karttm • Buckhorn Rubbertm • Michigan Rubbertm • Patch Rubbertm • WEK®
Key Capabilities & Services	• Product Design • Prototyping • Testing • Material Formulation • Injection Molding • Thermoforming • Co-Extrusion Thermoforming • Custom Printing & Labeling • Material Regrind & Recycling	• Product Design • Prototyping • Product Testing • Material Formulation • Injection Molding • Structural Foam Molding • Metal Forming • Wood Fabrication • Powder Coating • Material Regrind & Recycling	• Broad Sales Coverage • Local Sales & Inventory • International Distribution • Personalized Service • National Accounts • Product Training • Repair/Service Training • New Products “Speed to Market”	• Rubber Mixing
•   Rubber Compounding
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
•   Telecommunications
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

In December 2008, the Company announced a realignment of its Lawn and Garden Segment. This resulted in the decision to close three facilities and reallocate production to the segment’s other five remaining facilities. These initiatives will enable the Company to consolidate manufacturing and capacity, optimize distribution and supply chain channels, and drive increased productivity and customer service excellence through improved forecasting, workflow, and inventory management programs.

For growers, our products are available both direct and through a network of leading horticultural distributors. Our product range is one of the most extensive in North America. Products include injection-molded and thermoformed pots, hanging baskets, flats and carry trays, plug trays, nursery containers, propagation sheets, and specialty pots. Product innovation is centered on the changing needs of the professional grower, including increased automation in growing operations, improving efficiency and reducing costs, while focusing on environmental friendliness. For example, a recent focus has been in lightweight co-extruded (CoEx) thermoformed pots. CoEx pots have a thinner wall construction compared to injection pots and combine a color exterior with a dark interior layer made from recycled material which helps to protect plant roots against potential sunlight damage in both grower and retail operations and helps protect the environment.

In addition to working with growers on product innovation, we support their increasing needs for branding and retail merchandising programs with services such as in-mold labeling, multi-color offset printing and adhesive labeling. Once filled with plant material by the grower and shipped to retail, these customized pots serve as packaging for plants and create vibrant point-of-sale materials.

For retailers, our Listo brand encompasses decorative resin planters that feature intricate molding details and unique finishes in ceramic, metallic, weathered stone and textured styles. The upscale look of these decorative planters captures the retailer’s attention and the consumer’s imagination. Products include a diverse offering of planters, window boxes, urns and hanging baskets for indoor and outdoor container gardening. Consistent new product development is key to success in the retail garden center and mass merchandiser channels. Proprietary molding and finishing processes, along with creative designs, deliver the unique look in the decorative resin planter category that sets our planters apart from the competition in leading retail stores across North America.

In addition to Listo, two other brands in the retail channel of the Lawn and Garden Segment include Planters’ Pride® and Akro-Mils Lawn & Garden Products®. Planters’ Pride has a diverse product offering dedicated to the beginning gardener. Featured products include a wide range of Fiber Grow® seed starting kits with 100 percent peat free renewable coir pellets and other garden accessories, backed by customizable retail displays. Akro-Mils Lawn & Garden provides a wide range of plastic patio pots, planters and hanging baskets as well as watering cans and other related items for the home gardener.

Myers Industries seeks to expand its market leadership in the Lawn and Garden Segment through its current realignment of the segment, unrivaled product innovation and selection, diverse manufacturing processes, superior customer satisfaction and an array of internal and external strategic growth initiatives. One of these initiatives includes expanding the use of reprocessed and recycled materials in the manufacturing process, which helps to reduce the Company’s exposure to higher costs for virgin raw material. The Company has the capability to produce a wide range of plastic materials for use across its many product lines and is committed to being a “green” manufacturer to protect the environment.

Weather conditions, grower consolidation and grower supply chain adjustments to meet retail merchandising programs are some of the key external factors that influence this industry. As one of the industry leaders, however, the Company is well positioned to further align our capabilities to effectively meet the external challenges and changing needs of customers and the markets.

Material Handling Segment

The Material Handling Segment is comprised of plastic reusable material handling containers, pallets and bins, as well as metal shelving, cabinet and racking systems. The two brands in this segment, Buckhorn® and Akro-Milstm, have strong leadership positions across markets such as automotive, appliance, general industrial / manufacturing, distribution, agriculture, retail and food processing. This leadership is built through constant innovation, diverse manufacturing processes, consistent quality and superior customer service resulting in significant productivity and cost-saving benefits for our customers.

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

The Buckhorn brand in the Material Handling Segment offers a product selection rich in both breadth and depth, as well as a direct sales force with the packaging and material handling expertise that makes Buckhorn a key solutions partner for our customers. Buckhorn’s product line spans injection-molded hand-held containers and totes; injection and structural foam-molded bulk transport containers in both collapsible and fixed-wall styles; and injection and structural foam pallets. Buckhorn also produces custom material handling packaging. Customers rely on Buckhorn’s single-source efficiency and the productivity and profitability benefits delivered through value-added innovation, broad product selection, quality and packaging conversion services.

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

Buckhorn’s selection of collapsible and fixed-wall bulk transport containers leads the North American material handling industry. Bulk containers perform both light and heavy-duty tasks, whether distributing seed products, carrying large automotive components or shipping liquids across long distances. These containers range in size from footprints of 32” x 30” to 70” x 48”; heights up to 65”; and weight capacities up to 3,000 lbs. Bulk containers are compatible with forklifts for easy handling. Many of the containers collapse to a third of their size for space-saving stacking, storage and return transport, thus helping to reduce freight and storage costs.

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

Our Akro-Mils brand provides customers with “everything needed to store, organize and transport for greater productivity and profitability.” This mix of plastic, metal and wooden material handling products serves industrial and commercial end-users through leading industrial supply catalogers and material handling distributors. Products range from AkroBins®— the industry’s leading small parts bins— to Super-Size AkroBins, metal panel and bin hanging systems, metal storage cabinet and bin systems, wire shelving systems, plastic and metal transport carts and a wide variety of custom storage and transport products. Capabilities used throughout the Akro-Mils product line include: injection molding, metal forming, powder-coat painting / metal finishing and wood fabrication, as well as the additional capabilities through potential synergies with Buckhorn.

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

Cross-marketing and cross-selling are key synergies between the Material Handling Segment brands. Equally important are cross-manufacturing capabilities that allow each brand to offer customers a wider range of value-added design and molding benefits. In addition to standard material handling products, we utilize the extensive design and manufacturing capabilities between Buckhorn and Akro-Mils for turnkey production of custom material handling products.

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

The Michigan Rubber and WEK brands support passenger car and truck manufacturers to create rubber and plastic components and assemblies for a wide variety of vehicle platforms. Our proven track record and expertise affords us “guest engineering” status with many of the world’s leading automakers and suppliers. Our molding and assembly capabilities produce a diversified product mix, which includes: air induction hoses, HVAC components, noise vibration dampers, grommets, bushings, tubing assemblies, seals and gaskets. The Company’s focus in the automotive arena is on highly engineered, niche products for select automotive platforms and strategic, long-term customers— both transplants and domestics— who reward their value-added manufacturing partners.

Manufacturers of recreational vehicles (“RV”) and watercraft rely on our design expertise and production capabilities to provide them an assortment of products. Through our Ameri-Kart brand, we create rotationally-molded plastic tanks for water, fuel and waste handling that are assembled to fit the precise space constraints within RV and marine craft designs. We utilize thermoforming and rotational molding to manufacture plastic trim and interior parts for RV’s and helm consoles and seat frames for a wide variety of watercraft.

Our Buckhorn Rubber brand excels in providing engineering, quality and service to manufacturers of heavy trucks, trailers, construction and agriculture equipment. These customers rely on our custom-molded rubber air intake hoses, hood latches, boots, bellows, bushings and other products to perform under the harshest conditions, whether under-the-hood or on the vehicle’s body. As one example of our market strength, we provide air intake hoses in more than 200 standard fittings for the majority of Class 6 and 8 trucks. Our expertise in co-extrusion blow molding with three-dimensional capabilities — utilizing both rubber and plastic — allows us to create single-piece, complex parts. These parts possess both rigid and flexible features and extreme angles to meet the needs of changing vehicle design. As heavy trucks and off-road vehicles are redesigned, engineering and production synergies between our Buckhorn Rubber and Michigan Rubber brands will keep Myers Industries in a strong position to mold new components for our customers’ precise needs.

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

Distribution Segment Overview

The Company’s Distribution Segment includes the Myers Tire Supply® and Myers Tire Supply International® brands. With these brands, the Company is the largest U.S. distributor and single source for tire, wheel and undervehicle service tools, equipment and supplies. We buy and sell nearly 10,000 different items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components.

Independent tire dealers, mass merchandisers, commercial auto and truck fleets, tire retreaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their business.

Within the continental United States, we provide widespread distribution and sales coverage from 36 branches positioned in major metropolitan areas. Each branch operates as a profit center and is staffed by a branch manager, sales and warehouse personnel. Internationally, we have three branches in Canada and three in Central America. Sales personnel from our Akron, Ohio headquarters cover niche markets in the Far East, Middle East, South Pacific and South America.

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

The Company’s Distribution Segment is well positioned to continue its steady growth. The Myers Tire Supply (U.S.) brand is positioned to expand its leadership through superior product selection, rapid delivery and the personal service that is the hallmark of the Company’s success in the tire, wheel, and undervehicle service marketplace. The Myers Tire Supply International brand is positioned to expand distribution of both tire supply and our plastic products in select regions of the world, presenting new growth opportunities for our diverse manufacturing businesses. All of this can be achieved through: 1) ongoing productivity improvements in our distribution network, 2) growing within key domestic market sectors and emerging international markets, 3) delivering a continuous flow of new products with “first-to-market” speed and 4) improving efficiency and customer satisfaction through implementation of innovative supply chain management technologies. Strategic, adjacent acquisitions are also a potential growth avenue in this segment.

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

Competition

Competition in the manufacturing segments is substantial and varied in form and size from manufacturers of similar products and of other products which can be substituted for those produced by the Company. In general, most direct competitors with the Company’s brands are private entities. Myers Industries maintains strong brand presence and market positions in the niche sectors of the markets it serves. The Company does not command substantial, overall market presence in the broad market sectors.

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

Employees

As of December 31, 2008, Myers Industries had a total of 3,652 full-time and part-time employees. Of these, 3,049 were employed in the Company’s manufacturing segments, including: 709 in the Material Handling Segment, 1,064 in the Automotive and Custom Segment, and 1,276 in the Lawn and Garden Segment. The Distribution Segment employed 530 personnel. The Company’s corporate offices had 73 employees.

As of December 31, 2008, the Company had 46 employees in the U.S. who were members of unions. The Company believes it has a good relationship with its union employees.

(d)	Financial Information About Geographic Areas

The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

(e)	Available Information

Filings with the SEC.  As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (SEC), such as:

* annual reports on Form 10-K;

* quarterly reports on Form 10-Q;

* current reports on Form 8-K; and

* proxy statements on Schedule 14A.

Anyone may read and copy any of the materials we file with the SEC at it’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Information regarding operations of the Public Reference Room may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.

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

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding the Company’s 2009 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. The Company’s actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

Risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements include:

Any significant increase in the cost of raw materials or disruption in the availability of raw materials could adversely affect our performance.

Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices. Our primary raw materials include plastic resins, colorants and natural and synthetic rubbers. Plastic resins in particular are subject to substantial price fluctuations, including those arising from supply shortages and changes in the price of natural gas, crude oil and other petrochemical intermediates from which resins are produced, as well as other factors. Over the past several years, we have at times experienced rapidly increasing resin prices. For instance, the price of resin increased significantly during 2005 and remained at historically elevated levels during 2006 as a result of the impact of Hurricanes Katrina and Rita which caused a significant increase in energy costs. In the latter half of 2007 and through the third quarter of 2008, resin prices reached a new historical high based on the substantial rise of underlying energy costs. In the fourth quarter of 2008, the Company began to see some softening in resin prices as global demand caused energy prices to decline. The Company’s revenue and profitability may be materially and adversely affected by these price fluctuations.

We attempt to reduce our exposure to increases by working with existing suppliers, evaluating new suppliers, improving material efficiencies and adjusting prices. Market conditions, however, may limit our ability to raise selling prices to offset increases in our raw material input costs. If we are unsuccessful in developing ways to mitigate raw material cost increases, we may not be able to improve productivity or realize our ongoing cost reduction programs sufficiently to help offset the impact of these increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

Changes in raw material availability may also occur due to events beyond our control, including natural disasters such as floods, tornados and hurricanes. Our specific molding technologies and/or product specifications can limit our ability to locate alternative supplies to produce certain products.

We incur inherent risks associated with our strategic growth initiatives.

Our growth initiatives include: internal growth driven by strong brands and new product innovation; development of new, high-growth markets and expansion in existing niche markets; strengthened customer relationships through value-added initiatives and key product partnerships; investments in new technology and processes to reinforce market strength and capabilities in key business groups; consolidation and rationalization activities to further reduce costs and improve productivity within our manufacturing and distribution footprint; an opportunistic and disciplined approach to strategic, bolt-on acquisitions to accelerate growth in our market positions; and potential divestitures of businesses with non-strategic products or markets.

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

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Brazil. For the twelve months ended December 31, 2008, international net sales accounted for approximately 17% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Approximately 6% of our total net sales from continuing operations for the year ended December 31, 2008, were made to North American automotive original equipment manufacturers (“OEMs”), both domestics and transplants. The OEM supplier industry is highly cyclical and, in large part, dependent upon the overall strength of consumer demand for light trucks and passenger cars. There can be no assurance that the automotive industry for which the Company supplies parts will not experience downturns in the future. A decrease in overall consumer demand for light trucks or passenger cars could have a material adverse effect on our financial condition and results of operations.

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

If we are unable to maintain access to credit financing, our business may be adversely affected.

The Company’s ability to make payments and to refinance our indebtedness, fund planned capital expenditures and acquisitions and pay dividends will depend on our ability to generate cash in the future and retain access to credit financing. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot provide assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to service debt, make necessary capital expenditures or fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot be sure that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The credit facilities contain restrictive covenants and cross default provisions that require us to maintain specified financial ratios. The Company’s ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot be assured we will satisfy those ratios. A breach of any of these financial ratio covenants or other covenants could result in a default. Upon the occurrence of an event of default, the lenders could elect to declare the applicable outstanding indebtedness due immediately and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.

Future claims, litigation and regulatory actions could adversely affect our financial condition and our ability to conduct our business.

While we strive to ensure that our products comply with applicable government regulatory standards and internal requirements and that our products perform effectively and safely, customers from time to time could claim that our products do not meet contractual requirements, and users could be harmed by use or misuse of our products. This could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. Product liability insurance coverage may not be available or adequate in all circumstances. In addition, claims may arise related to patent infringement, environmental liabilities, distributor terminations, commercial contracts, antitrust or competition law, employment law and employee benefits issues and other regulatory matters. While we have in place processes and policies to mitigate these risks and to investigate and address such claims as they arise, we cannot predict the underlying costs to defend or resolve such claims.

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

Equity Ownership Concentration

Descendents of the Company’s co-founder Louis S. Myers beneficially owned approximately 17.83% of the Company’s outstanding common shares as of March 10, 2009. Stephen E. Myers, former Chief Executive Officer of the Company beneficially owned approximately 8.07% of the Company’s outstanding common shares as of such date, and Kathryn A. Myers and Ellen J. Myers, as co-trustees of the trust established by their late mother Mary S. Myers, beneficially owned approximately 9.76% of the Company’s outstanding common shares as of such date. Combined, these individuals have sufficient voting power to influence actions requiring the approval of our shareholders.

Legal & Regulatory Actions

Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse affect on the Company’s financial results.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth by segment certain information with respect to properties owned by the Company:

Distribution

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Warehousing
Akron, Ohio	31,000	2	Warehousing
Pomona, California	17,700	1	Sales and distribution
Englewood, Colorado	9,500	1	Sales and distribution
Phoenix, Arizona	8,200	1	Sales and distribution
Indianapolis, Indiana	7,800	2	Sales and distribution
Cincinnati, Ohio	7,500	1	Sales and distribution
York, Pennsylvania	7,400	3	Sales and distribution
Minneapolis, Minnesota	5,500	1	Sales and distribution
Charlotte, North Carolina	5,100	1	Sales and distribution
Syracuse, New York	4,800	1	Sales and distribution
Franklin Park, Illinois	4,400	1	Sales and distribution

Manufacturing
Sandusky, Ohio	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Dawson Springs, Kentucky	209,000	36	Held for sale
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Hannibal, Missouri	196,000	10	Manufacturing and distribution
Sparks, Nevada	185,000	11	Manufacturing and distribution
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, N. Carolina	172,000	20	Manufacturing and distribution
Cadillac, Michigan	162,000	14	Manufacturing and distribution
Shelbyville, Kentucky	160,000	8	Manufacturing and distribution
Bristol, Indiana	166,000	12	Manufacturing and distribution
Jefferson, Ohio	115,000	11	Manufacturing and distribution
Lugoff, S. Carolina	115,000	12	Held for sale
Fostoria, Ohio	75,000	3	Manufacturing and distribution
Waco, Texas	60,000	5	Manufacturing and distribution
Reidsville, North Carolina	53,000	17	Manufacturing and distribution
Surrey, B.C., Canada	42,000	3	Manufacturing and distribution
Mebane, North Carolina	30,000	5	Held for sale

The following table sets forth by segment certain information with respect to facilities leased by the Company:

Manufacturing

	Approximate
	Floor Space	Expiration Date
Location	(Square Feet)	of Lease	Use

Middlefield, Ohio	632,000	September 30, 2025	Manufacturing and distribution
Brantford, Ontario, Canada	216,000	January 9, 2012	Manufacturing and distribution
Cassopolis, Michigan	210,000	October 31, 2010	Manufacturing and distribution
Reidsville, N. Carolina	171,000	September 30, 2009	Manufacturing and distribution
South Gate, California	122,000	October 31, 2009	Manufacturing and distribution
Jaguariuna, Brazil	54,000	March 3, 2009	Manufacturing and distribution
Burlington, Ontario Canada	46,000	January 9, 2012	Manufacturing and distribution
Milford, Ohio	22,000	August 31, 2010	Administration and sales

The Company also leases distribution facilities in 31 locations throughout the United States and Canada which, in the aggregate, amount to approximately 188,000 square feet of warehouse and office space. All of these locations are used by the Distribution Segment.

The Company believes that all of its properties, machinery and equipment generally are well maintained and adequate for the purposes for which they are used.

ITEM 3.	Legal Proceedings

The Company is, in the ordinary course of business, a defendant in various lawsuits and a party to various other legal proceedings, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

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

During the fourth quarter of the fiscal year ended December 31, 2008, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2008. Executive officers are appointed annually by the Board of Directors.

		Years as
Name	Age	Executive Officer	Title

John C. Orr	58	6	President and Chief Executive Officer
Donald A. Merril	44	3	Vice President, Chief Financial Officer and Corporate Secretary

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant’s Directors, certain of its executive officers and persons who own more than ten percent of its Common Stock (“Insiders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange, Inc., and to furnish the Company with copies of all such forms they file. The Company understands from the information provided to it by the Insiders that they adhered to all filing requirements applicable to the Section 16 Filers, with the exception of one Form 4 for one transaction that was filed late by Mr. Orr.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of shareholders of record at December 31, 2008 was 1,752. High and low stock prices and dividends for the last two years were:

2008	Sales Price
Quarter Ended	High	Low	Dividends

March 31	$15.09	$9.73	.06
June 30	13.70	8.13	.06
September 30	14.20	7.43	.06
December 31	12.94	4.80	.06

2007	Sales Price
Quarter Ended	High	Low	Dividends

March 31	$19.07	$14.93	.05
June 30	22.73	18.59	.05
September 30	22.43	18.44	.05
December 31(1)	21.76	13.32	.34

(1)	Includes a special dividend for $.28 accrued at December 31, 2007 but not paid until 2008.

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table which is incorporated herein by reference.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008

		2003	2004	2005	2006	2007	2008
Myers Industries Inc.	Return% Cum $	$100	17.55 117.55	15.15 135.36	8.75 147.20	-4.94 139.92	-43.24 79.42
S&P 500 Index — Total Return	Return% Cum $	$100	10.87 110.87	4.89 116.30	15.79 134.66	5.50 142.07	-36.99 89.51
S&P 600 Index — Total Return	Return% Cum $	$100	22.65 122.65	7.68 132.07	15.11 152.03	–0.30 151.58	-31.07 104.49

ITEM 6.	Selected Financial Data

	2008	2007	2006	2005	2004

Operations for the Year
Net sales	$867,830,285	$918,792,960	$779,984,388	$736,880,105	$635,912,379
Cost of sales	664,714,763	683,107,307	572,438,757	555,687,606	464,565,836
Selling	93,178,712	99,893,012	79,340,520	71,796,860	66,631,978
General and administrative	75,273,005	89,991,241	67,282,547	61,660,260	58,546,966
Impairment charges(1)	70,148,239	0	0	0	0
Other income(2)	0	(26,750,000)	0	0	0
Interest — net	11,508,126	15,500,269	15,848,420	15,463,279	13,055,440

	914,822,845	861,741,829	734,910,244	704,608,005	602,800,220

Income (loss) from continuing operations before income taxes	(46,992,560)	57,051,131	45,074,144	32,272,100	33,112,159
Income taxes	(767,807)	20,103,000	16,363,613	12,907,205	12,925,464

Income (loss) from continuing operations	(46,224,753)	36,948,131	28,710,531	19,364,895	20,186,695

Income (loss) from continuing operations per basic and diluted share(3)	$(1.31)	$1.05	$.82	$.56	$.60

Financial Position — At Year End
Total assets	$568,899,926	$697,552,369	$661,983,220	$765,259,921	$785,602,562

Current assets	232,648,087	277,809,374	307,523,254	289,580,618	284,072,177
Current liabilities	96,969,686	158,474,639	134,727,219	128,575,091	136,251,927

Working capital	135,678,401	119,334,735	172,796,035	161,005,527	147,820,250
Other assets	137,347,218	205,772,669	203,159,525	279,957,521	291,041,595
Property, plant and equipment — net	198,904,621	213,970,326	151,300,441	195,721,782	210,488,790
Less:
Long-term debt, less current portion	169,545,667	167,253,706	198,274,578	249,523,633	275,252,278
Other long term liabilities	6,396,651	4,013,808	12,922,285	12,667,000	-0-
Deferred income taxes	43,149,153	50,540,270	35,400,520	35,092,826	28,094,321

Shareholders’ Equity	252,838,769	317,269,946	280,658,618	$339,401,371	$346,004,036

Common Shares Outstanding(3)	35,235,636	35,180,192	35,067,230	34,806,393	34,645,948

Book Value Per Common Share(3)	$7.18	$9.02	$8.00	$9.75	$9.99

Other Data
Dividends(4)	$8,451,497	$17,495,413	$7,173,706	$6,946,838	$6,478,502
Dividends per Common Share(3)	0.24	0.50	0.20	0.20	0.19

Average Basic Common Shares
Outstanding during the year(3)	35,211,811	35,140,581	34,978,269	34,724,488	33,846,511

(1)	The fourth quarter of 2008, includes a goodwill impairment charge of $60.1 million related to the Company’s Automotive and Custom segment and impairment charges of $10.0 million for long-lived assets in the Lawn and Garden Segment.

(2)	A non-operating income gain of $26.8 million ($35.0 million, net of related expenses) was recognized during the fourth quarter of 2007. This income resulted from a termination fee paid in connection with the Company’s proposed merger.

(3)	Adjusted for the 10% stock dividend issued in August 2004.

(4)	Dividends in 2007 include a special dividend for $9,850,454 accrued but not paid until 2008.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Results of Operations: 2008 versus 2007

Net Sales from Continuing Operations:

Segment	2008	2007	Change	% Change

Lawn & Garden	$272.8	$300.9	$(28.1)	(9)%
Material Handling	$261.2	$267.2	$(6.0)	(2)%
Distribution	$187.1	$203.2	$(16.1)	(8)%
Auto & Custom	174.0	$170.9	$3.1	2%
Inter-segment elimination	$(27.3)	$(23.4)	$(3.9)	(16)%

TOTAL	$867.8	$918.8	$(51.0)	(6)%

Net sales for 2008 were $867.8 million, a decrease of 6% from the $918.8 million reported in 2007. Sales in 2008 were adversely affected by the weakness in the general economy, which impacted virtually all segments of the Company’s business and all markets in which the Company sells. The sales decline is due to lower sales volumes which more than offset the benefit of approximately $38 million from increased selling prices.

Net sales in the Lawn and Garden segment in 2008 were down $28.1 million or 9% compared to 2007. The decline in sales in 2008 is due to lower unit volumes because of reduced consumer purchasing due to the weak economy and a reduction in new housing construction. In the Lawn and Garden Segment, the impact of reduced volume more than offset the increase of approximately $20.1 million due to higher selling prices. In the Material Handling segment, sales decreased $6.0 million or 2% in 2008 compared to the prior year. The decrease reflects the impact of volume declines in automotive, industrial and other sectors which offset the benefit of approximately $15.3 million from price increases.

Net sales in the Distribution segment decreased $16.1 million or 8% in 2008 compared to the prior year. Sales were down due to lower unit volumes of $15.6 million from softer sales of replacement tires and the impact of higher fuel prices and a weak economy which reduced miles driven. These factors reduced demand for the Company’s tire service and retread consumable supplies. In addition, sales of equipment in the Distribution segment were weak as tire dealers, auto dealers, fleet and other customers deferred capital purchases. In the Auto and Custom segment, net sales in 2008 increased $3.1 million, or 2% compared to the prior year, as higher selling prices of $3.6 million and gains in niche custom molding markets offset significant volume declines in automotive and heavy truck markets.

Cost of Sales & Gross Profit from Continuing Operations:

Cost of Sales and Gross Profit	2008	2007

Cost of sales	$664.7	$683.1
Gross profit	$203.1	$235.7
Gross profit as a percentage of sales	23.4%	25.7%

Gross profit margin declined to 23.4% in 2008 compared with 25.7% in the prior year. The decline in gross profit and margin was primarily due to significantly higher raw material costs, particularly for plastic resins. Prices for high-density polyethylene and polypropylene resins were, on average, more than 20% higher in 2008 compared to 2007. In addition, lower volumes resulting from weakness in the U.S. economy reduced capacity utilization in the Company’s manufacturing businesses and increased unabsorbed manufacturing overhead costs. The negative impact of higher raw material costs and reduced volumes in 2008 more than offset the reduction in cost from 2007 which included $7.0 million of restructuring charges and purchase accounting adjustments.

Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

SG&A Expenses	2008	2007	Change

SG&A expenses	$168.5	$189.9	$(21.4)
SG&A expenses as a percentage of sales	19.4%	20.7%	(1.3)%

Selling and administrative expenses decreased $21.4 million or 11% compared with 2007. The reduction in SG&A expense in 2008 reflects the impact of lower sales volumes on selling expenses, including shipping and handling costs of $4.7 million. SG&A expenses in 2008 contain unusual items of approximately $7.4 million, including approximately $5.7 million for consulting fees and other expenses incurred in connection with the restructuring of its Lawn & Garden business, while expenses in 2007 included approximately $12.7 million of unusual charges, including: restructuring expenses, costs related to the Company’s proposed merger transaction and foreign currency transaction losses. Excluding the impact of the unusual items, operating expenses in 2008 were approximately 18.6% of sales compared with 19.3% in 2007. The improvement in operating expense leverage in 2008 reflects the benefit of restructuring programs undertaken in 2007 and ongoing cost control programs and productivity initiatives.

Impairment Charges from Continuing Operations:

The Company recorded impairment charges of $70.1 million in the fourth quarter of 2008. This includes a charge of $60.1 million for goodwill in the Auto and Custom Segment. The impairment was attributable to the significant decline in demand over the latter part of 2008 and future projections for sales in the automotive, heavy truck, recreational vehicle, marine and other industrial markets served by the Auto and Custom reporting unit. Also, in connection with the Company’s restructuring of the Lawn and Garden Segment, a charge of $10.0 million was recorded to reflect the impairment of certain property, plant, and equipment and intangible assets.

Interest Expense from Continuing Operations:

Net Interest Expense	2008	2007	Change	% Change

Interest expense	$11.5	$15.5	$(4.0)	(26)%
Outstanding borrowings	$171.6	$170.9	$0.7	1%
Average borrowing rate	5.81%	5.95%	(.14)	(2)%

Net interest expense in 2008 decreased $4.0 million because of lower interest rates and lower average borrowing levels.

Income Before Taxes from Continuing Operations:

Segment	2008	2007	Change	%

Lawn & Garden	$(1.8)	$0.9	$(2.7)	(300)%
Material Handling	$26.6	$40.4	$(13.8)	(34)%
Distribution	$17.5	$20.5	$(3.0)	(14.8)%
Auto & Custom	$(55.0)	$9.0	$(64.0)	(713)%
Corporate and interest	$(34.3)	$(13.7)	$(20.6)	(150)%

Income (Loss)	$(47.0)	$57.1	$(104.1)	(182)%

Key factors resulting in the 2008 loss include impairment charges of $70.1 million on certain goodwill and long lived assets, lower sales volumes due to softness in the economy and significantly higher raw material costs. In 2007, the impact of restructuring expenses, foreign currency transaction losses, costs incurred in connection with the proposed merger agreement and other unusual items reduced income before taxes by an aggregate $19.7 million.

Income Taxes from Continuing Operations:

Consolidated Income Taxes	2008	2007

Income (loss) before taxes	$(47.0)	$57.1
Income tax (benefit) expense	$(0.8)	$20.1
Effective tax rate	1.6%	35.2%

The effective tax rate of 1.6% in 2008 was lower than the statutory rate of 35%, primarily because of the negative impact of the $41.9 million portion of the goodwill impairment charge that was not deductible for tax purposes. As discussed above, the Company recorded a total impairment charge of $60.1 million for goodwill in the Auto and Custom Segment.

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

Net sales in the Distribution segment increased $5.9 million or 3% compared to 2006. Sales performance improved despite softness in tire service and retread markets, due to escalating fuel prices; and the downturn in housing construction, which impacts repair demand for heavy equipment tires. In the Auto & Custom segment, net sales in 2007 were down $33.8 million, a decrease of 17% as compared to 2006. Sales performance was impacted by weakness in virtually all of the segment’s markets.

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

Income before taxes was $57.1 million in 2007, an increase of 27% compared with the $45.1 million reported in 2006. Items impacting current year income included non-operational income of $26.8 million ($35 million termination fee net of related expenses) from GSCP related to the Company’s proposed merger transaction. In addition, current year income includes merger related expenses of $4.7 million as well as restructuring and severance costs and purchase accounting adjustments aggregating approximately $9.5 million.

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

Income before taxes in the Distribution segment was $20.5 million for 2007, a decrease of 8% as compared to $22.2 million in 2006. The key factors influencing profitability in the Distribution segment in 2007 were unfavorable product mix in the second half of the year and increased operating expenses of $2.9 million associated with productivity initiatives including strategic investments in personnel and technology of $1.7 million. Income before taxes in the Auto & Custom segment was $9.0 million in 2007, a decrease of 36% as compared to $14.0 million in 2006. Profitability in 2007 was adversely impacted by strategic initiatives to discontinue unprofitable businesses, which reduced sales volumes and lowered capacity utilization as well as restructuring expenses of $0.7 million, primarily for headcount reductions.

Income Taxes from Continuing Operations:

Consolidated Income Taxes	2007	2006

Income before taxes	$57.1	$45.1
Income taxes	$20.1	$16.4
Effective tax rate	35.2%	36.3%

Our income tax rate as a percentage of pretax income from continuing operations for 2007 decreased from 36.3% to 35.2% as a result of the benefit from foreign tax rate differences and a higher domestic production deduction.

Financial Condition & Liquidity and Capital Resources

Cash provided by operating activities from continuing operations was $60.2 million for the year ended December 31, 2008 compared to $99.1 million in 2007. The decrease of $38.9 million was primarily attributable to a reduction of $51.3 million of cash from working capital. In addition, although income from continuing operations decreased $56.4 million (excluding discontinued operations and non-operating income) in the current year, non-cash charges, including impairments, increased by $68.8 million, from $37.5 million in 2007 to $106.3 million in 2008.

During 2008, cash used for working capital was significantly impacted by changes in accounts payable and accrued expenses and payments related to the $35.0 million fee received in 2007 in connection with the termination of the Company’s proposed merger agreement. In 2008, the Company paid expenses of $5.8 million and income taxes of $12.6 million related to the termination fee. In addition, accrued employee compensation declined approximately $8.0 million because of the reduction in bonus and profit sharing due to lower earnings in 2008. Accounts payable was also reduced by approximately $19.0 million as the Company reduced purchasing during the fourth quarter in response to lower sales and production due to the severe economic contraction.

Capital expenditures were approximately $40.7 million in 2008. These capital expenditures were larger than historical levels due to opportunistic investment in new manufacturing, molding and automated handling technology. In addition, the Company used cash to pay dividends of $18.3 million in 2008, including a special dividend of $9.9 million related to the terminated merger agreement, compared to $7.6 million in 2007.

Total debt at December 31, 2008 was approximately $171.6 million compared with $170.9 million at December 31, 2007. The Company’s Credit Agreement provides available borrowing up to $250 million and, as of December 31, 2008, the Company had approximately $186 million available under this agreement. The Credit Agreement expires in October 2011 and, as of December 31, 2008, the Company was in compliance with all its debt covenants. The significant financial covenants include an interest coverage ratio and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended December 31, 2008 are shown in the following table:

	Required Level		Actual Level

Interest Coverage Ratio	2.5 to 1 (minimum	)	3.7
Leverage Ratio	3.5 to 1 (maximum	)	2.2

The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service into the foreseeable future.

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments:

	Less than	2-3	4-5
	1 Year	Years	Years	Thereafter	Total
	(Dollars in Thousands)

Principal payments on debt	$2,021	$133,316	$35,610	$620	$171,567
Interest	9,241	13,777	4,819	0	27,837
Lease payments	9,600	14,590	6,914	27,159	58,263
Retirement benefits	492	732	808	6,448	8,480

Total	$21,354	$162,415	$48,151	$34,227	$266,147

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2008, if market interest rates increase one percent, the Company’s interest expense would increase approximately $630,000 annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in US dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. In the fourth quarter of 2007, the Company began a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of December 31, 2008, the Company had no foreign currency arrangements or contracts in place.

The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. The cost of operations can be affected as the market for these commodities changes. The Company currently has no derivative contracts to hedge this risk, however, the Company also has no significant purchase obligations to purchase fixed quantities of such commodities in future periods.

In 2008, the cost of most plastic resins used in the Company’s business has increased more than 20 percent compared to the prior year. Continuing increases in the cost of plastic resin or future adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

Inventory — Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 32 percent of the Company’s inventories and the first-in, first-out (FIFO) method for all other inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

Goodwill — As a result of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” recorded goodwill is subjected to annual impairment testing, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. Goodwill impairment testing requires, in part, that we estimate the fair value of our business units which, in turn, requires that we make judgments concerning future cash flows and appropriate discount rates for those businesses. Fair values are established using comparative market multiples (Market Approach) in the current market conditions and discounted cash flows (Income Approach). For purposes of applying the SFAS 142 test, we have historically relied primarily on the Income Approach, because it considers factors unique to each of our businesses and related long range plans that may not be comparable to other businesses. The discount rates used are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 10.4% to 11.1% in 2008. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our business units. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models.

Our estimate of the fair values of these business units and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

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

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries as it is our intention to reinvest such earnings for an indefinite period of time. The Company has significant operations outside the United States and in jurisdictions with statutory tax rates lower than in the United States. As a result, significant tax and treasury planning of future operations are necessary to determine the proper amounts of tax assets, liabilities and expense to be recognized. SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. The Company evaluates the recoverability of its deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.

Also, significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions, including evaluating uncertainties under FIN 48, Accounting for Uncertainty in Income Taxes. We review our tax positions quarterly and adjust the balances as new information becomes available.

Recent Pronouncements

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

Standards Issued Not Yet Adopted

In December 2007, the FASB issued Statement No. 141R “Business Combinations” and FASB Statement No. 160, “Non-Controlling Interests in Consolidated Financial Statements”. Statements 141R and 160 require most indentifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling shareholders. Both statements are effective for periods beginning after December 15, 2008, and earlier adoption is prohibited. Statement 160 will be applied prospectively to all non-controlling interests. The Company will apply the guidance of Statement 141R to business combinations completed on or after January 1, 2009.

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

ITEM 8.	Financial Statements and Supplementary Data

Summarized Quarterly Results of Operations
Thousands of Dollars, Except Per Share Data

Quarter Ended 2008	March 31	June 30	Sept. 30	Dec. 31	Total

Net Sales	$249,346	$214,609	$213,955	$189,920	$867,830
Gross Profit	59,960	49,393	48,057	45,706	203,116
Income from continuing operations	8,648	2,880	1,318	(59,071)	(46,225)
Per Basic and Diluted Share	.25	.08	.04	(1.68)	(1.31)

Quarter Ended 2007	March 31	June 30	Sept. 30	Dec. 31	Total

Net Sales	$246,471	$225,622	$213,921	$232,780	$918,793
Gross Profit	73,766	57,828	51,786	52,306	235,686
Income from continuing operations	14,737	2,513	1,505	18,193	36,948
Per Basic and Diluted Share	.42	.07	.04	.52	1.05

In the fourth quarter of 2008, the Company recognized a goodwill impairment charge of $60.1 million related to its Automotive and Custom segment and charges of $13.5 million for impairment of long-lived assets and other expenses in connection with the restructuring of its Lawn and Garden Segment. In addition, the fourth quarter of 2008 benefited approximately $3.5 million from the reduction of accrued bonus and profit sharing expenses.

In the fourth quarter of 2007, income from continuing operations included a non operating gain of $26.8 million from a termination fee paid in connection with the Company’s proposed merger.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Myers Industries, Inc.:

We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. and subsidiaries (Company) as of December 31, 2008 and 2007, and the related statements of consolidated (loss) income, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Cleveland, Ohio
March 16, 2009

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated (Loss) Income

For The Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Net sales	$867,830,285	$918,792,960	$779,984,388
Cost of sales	664,714,763	683,107,307	572,438,757

Gross profit	203,115,522	235,685,653	207,545,631
Selling expenses	93,178,712	99,893,012	79,340,520
General and administrative expenses	75,273,005	89,991,241	67,282,548
Impairment charges	70,148,239	0	0

	238,599,956	189,884,253	146,623,068

Operating (loss) income	(35,484,434)	45,801,400	60,922,563
Other income, net	0	26,750,000	0
Interest
Income	(1,268,600)	(283,897)	(146,343)
Expense	12,776,726	15,784,166	15,994,763

	11,508,126	15,500,269	15,848,426
Income (loss) from continuing operations before income taxes	(46,992,560)	57,051,131	45,074,143
Income tax (benefit) expense	(767,807)	20,103,000	16,363,613

Income (loss) income from continuing operations	(46,224,753)	36,948,131	28,710,531
Income (loss) from discontinued operations, net of tax	1,732,027	17,787,645	(97,734,686)

Net (loss) income	$(44,492,726)	$54,735,776	$(69,024,155)

Net (loss) income per common share
Basic
Continuing operations	$(1.31)	$1.05	$.82
Discontinued operations	.05	.51	(2.79)

Net (loss) income	$(1.26)	$1.56	$(1.97)

Diluted
Continuing operations	$(1.31)	$1.05	$.82
Discontinued operations	.05	.50	(2.79)

Net (loss) income	$(1.26)	$1.55	$(1.97)

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Financial Position

As of December 31, 2008 and 2007

	2008	2007

Assets
Current Assets
Cash	$10,417,303	$7,558,832
Accounts receivable — less allowances of $6,489,000 and $3,915,000 respectively	94,780,315	129,631,910
Inventories
Finished and in-process products	79,381,595	77,121,338
Raw materials and supplies	34,151,650	48,034,866

	113,533,245	125,156,204
Prepaid expenses	4,346,426	6,164,390
Deferred income taxes	9,570,798	9,298,038

Total Current Assets	232,648,087	277,809,374
Other Assets
Goodwill	109,861,818	171,462,256
Patents and other intangible assets	22,291,104	28,335,537
Other	5,194,296	5,974,876

	137,347,218	205,772,669
Property, Plant and Equipment
Land	5,403,325	5,696,694
Buildings and leasehold improvements	79,418,747	78,825,686
Machinery and equipment	431,733,817	421,206,343

	516,555,889	505,728,723
Less allowances for depreciation and amortization	(317,651,268)	(291,758,397)

	198,904,621	213,970,326

	$568,899,926	$697,552,369

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Financial Position

As of December 31, 2008 and 2007

	2008	2007

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$54,993,115	$78,268,137
Accrued expenses
Employee compensation	12,989,323	21,604,532
Taxes, other than income taxes	1,812,661	2,036,230
Income taxes	3,220,597	14,803,686
Accrued interest	791,149	455,842
Dividends payable	2,114,138	11,961,265
Other	19,027,825	25,718,870
Current portion of long-term debt	2,020,878	3,626,077

Total Current Liabilities	96,969,686	158,474,639
Long-term debt, less current portion	169,545,667	167,253,706
Other liabilities	6,396,651	4,013,808
Deferred income taxes	43,149,153	50,540,270
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,235,636 and 35,180,192 shares, respectively)	21,450,670	21,416,849
Additional paid-in capital	275,986,991	273,617,888
Accumulated other comprehensive (loss) income	(4,569,876)	9,320,002
Retained (deficit) income	(40,029,016)	12,915,207

	252,838,769	317,269,946

	$568,899,926	$697,552,369

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Shareholders’ Equity
and Comprehensive (Loss) Income

For The Years Ended December 31, 2008, 2007 and 2006

				Accumulated
				Other
			Additional	Comprehensive	Retained	Comprehensive
	Common Shares		Paid-In	(Loss)	Income	(Loss)
	Number	Amount	Capital	Income	(Deficit)	Income

Balance at January 1, 2006	34,806,393	$21,188,831	$267,562,138	$(1,524,303)	$52,174,705	$(1,058,206)

Net loss	–0–	–0–	–0–	–0–	(69,024,155)	(69,024,155)
Sales under option plans	220,864	134,726	1,595,853	–0–	–0–	–0–
Employees stock purchase plan	31,408	19,159	437,148	–0–	–0–	–0–
Tax benefit for stock options exercised	–0–	–0–	553,780	–0–	–0–	–0–
Dividend reinvestment plan	8,565	5,225	132,238	–0–	–0–	–0–
Stock based compensation	–0–	–0–	555,314	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	16,952,010	–0–	16,952,010
Dividends — $.21 per share	–0–	–0–	–0–	–0–	(7,173,706)	–0–
Cumulative effect of change in accounting principle — adoption of SFAS 158	–0–	–0–	–0–	(4,481,665)	–0–	–0–
Pension liability	–0–	–0–	–0–	1,551,318	–0–	1,551,318

Balance at December 31, 2006	35,067,230	$21,347,941	$270,836,471	$12,497,362	$(24,023,156)	$(50,520,827)

Net income	–0–	–0–	–0–	–0–	54,735,776	54,735,776
Sales under option plans	83,232	50,772	754,966	–0–	–0–	–0–
Employees stock purchase plan	24,697	15,066	399,647	–0–	–0–	–0–
Tax benefit for stock options exercised	–0–	–0–	161,370	–0–	–0–	–0–
Dividend reinvestment plan	5,033	3,070	88,944	–0–	–0–	–0–
Stock based compensation	–0–	–0–	1,376,490	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	7,563,541	–0–	7,563,801
Dividends — $.50 per share	–0–	–0–	–0–	–0–	(17,495,413)	–0–
Pension liability	–0–	–0–	–0–	(8,266)	–0–	(8,266)
Adoption of FIN 48	–0–	–0–	–0–	–0–	(302,000)	–0–
Realization of amounts previously recognized in AOCI on sale of discontinued operations	–0–	–0–	–0–	(10,732,635)	–0–	(10,732,635)

Balance at December 31, 2007	35,180,192	$21,416,849	$273,617,888	$9,320,002	$12,915,207	$51,558,676

Net loss	–0–	–0–	–0–	–0–	$(44,492,726)	$(44,492,726)
Sales under option plans	16,407	19,864	318,889	–0–	–0–	–0–
Employees stock purchase plan	32,566	10,009	114,989	–0–	–0–	–0–
Tax benefit for stock options exercised	–0–	–0–	4,900	–0–	–0–	–0–
Dividend reinvestment plan	6,471	3,948	55,718	–0–	–0–	–0–
Stock based compensation	–0–	–0–	1,874,607	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	(11,728,426)	–0–	(11,728,426)
Dividends — $.24 per share	–0–	–0–	–0–	–0–	(8,451,497)	–0–
Pension liability	–0–	–0–	–0–	(2,161,452)	–0–	(2,161,452)

Balance at December 31, 2008	35,235,636	$21,450,670	$275,986,991	$(4,569,876)	$(40,029,016)	$(58,382,604)

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash Flows From Operating Activities
Net (loss) income	$(44,492,726)	$54,735,776	$(69,024,155)
Net (income) loss of discontinued operations	(1,732,027)	(17,787,645)	97,734,686
Non operating other income	–0–	(26,750,000)	–0–
Items not affecting use of cash
Impairment charges	70,148,239	–0–	–0–
Depreciation	36,606,836	34,118,705	26,505,008
Amortization of other intangible assets	3,739,581	3,608,304	1,707,516
Non cash stock compensation	1,874,607	1,376,490	555,314
Deferred taxes	(5,669,245)	(3,382,644)	(101,352)
Loss (gain) on disposition of property, plant and equipment	(389,187)	1,722,252	–0–
Cash flow provided by (used for) working capital
Accounts receivable	28,364,314	21,393,544	2,614,403
Inventories	5,743,125	13,128,641	9,212,812
Prepaid expenses	1,658,591	437,995	(1,907,760)
Accounts payable and accrued expenses	(35,635,015)	16,483,989	389,418

Net cash provided by operating activities of continuing operations	60,217,093	99,085,406	67,685,890
Net cash provided by (used for) operating activities of discontinued operations	1,732,027	(2,016,769)	13,261,186

Net cash provided by operating activities	61,949,120	97,068,637	80,947,076

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	–0–	(95,698,323)	–0–
Proceeds from merger termination	–0–	32,500,000	–0–
Proceeds from sale of plant	1,576,221	–0–	–0–
Additions to property, plant and equipment	(40,976,303)	(19,809,973)	(12,381,407)
Other	408,310	1,003,815	701,574

Net cash used for investing activities of continuing operations	(38,991,772)	(82,004,481)	(11,679,833)
Net cash provided by (used for) investing activities of discontinued operations	–0–	67,906,906	(1,656,735)

Net cash used for investing activities	(38,991,772)	(14,097,575)	(13,336,568)

Cash Flows From Financing Activities
Repayment of long term debt	–0–	(60,559,865)	–0–
Net borrowing (repayment) under credit facility	7,356,348	(42,373,780)	(49,887,562)
Cash dividends	(18,301,951)	(7,644,959)	(7,173,706)
Proceeds from issuance of common stock	523,417	1,312,465	2,324,349
Excess tax benefit from options exercised	4,900	161,370	553,780
Deferred financing costs	–0–	(41,072)	(380,956)

Net cash used for financing activities of continuing operations	(10,417,286)	(109,145,841)	(54,564,095)
Net cash used for financing activities of discontinued operations	–0–	(224,444)	(249,062)

Net cash used for financing activities	(10,417,286)	(109,370,285)	(54,813,157)

Foreign Exchange Rate Effect on Cash	(9,681,591)	234,355	1,767,129

Net increase (decrease) in cash	2,858,471	(26,164,868)	14,564,480
Cash at January 1	7,558,832	33,723,700	19,159,220

Cash at December 31 ($27,086,311 included in discontinued operations at December 31, 2006)	$10,417,303	$7,558,832	$33,723,700

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for Interest	$10,748,722	$15,645,631	$16,225,095

Income taxes	$19,339,964	$14,024,429	$20,096,118

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (Company). All intercompany accounts and transactions have been eliminated in consolidation. All subsidiaries that are not wholly owned and are not included in the consolidated results of the Company are immaterial investments which have been accounted for under the cost or equity method. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Translation of Foreign Currencies

All asset and liability accounts of consolidated foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period and income statement items are translated monthly at an average currency exchange rate for the period. The resulting translation adjustment is recorded in other comprehensive (loss) income as a separate component of shareholders’ equity.

Financial Instruments

Financial instruments, consisting of trade and notes receivable, and certain long-term debt at variable interest rates, are considered to have a fair value which approximates carrying value at December 31, 2008. The Company’s $100 million senior notes have a fair value of approximately $94.3 million at December 31, 2008.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. No single customer accounts for more than four percent of total sales and no country, outside of the United States, accounts for more than ten percent of total sales. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $3,846,000, $2,915,000 and $1,164,000 for the years 2008, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market. For approximately 32 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $12,043,000, $13,714,000, and $11,452,000 higher than reported at December 31, 2008, 2007 and 2006, respectively. In 2008 and 2007, the liquidation of LIFO inventories decreased cost of sales, and therefore increased income before taxes by approximately $756,000 and $1.6 million, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

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

Long-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the amount of impairment related to assets to be held and used is based upon undiscounted future cash flows resulting from the use and ultimate disposition of the asset. For assets held for disposal, this amount may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. At December 31, 2008 and 2007, the Company has approximately $2.9 million and $3.4 million, respectively, of property, plant, and equipment held for sale which represents the estimated net realizable value of these assets and is included in other assets on the accompanying statement of consolidated financial position. In 2008, the Company recorded $10.1 million for the impairment of certain property, plant, equipment and certain intangible assets in association with the restructuring of its Lawn and Garden businesses. In 2007, the Company recorded expense of $0.7 million to write down the value of assets in the Lawn and Garden businesses no longer used in production. In 2006, the Company recorded expense of $0.3 million in the Automotive and Custom businesses to write off the net book value of certain leasehold improvements no longer used in production.

Accumulated Other Comprehensive (Loss) Income

As of December 31, 2008, 2007, and 2006, the balance in the Company’s accumulated other comprehensive (loss) income is comprised of the following:

In Thousands	2008	2007	2006

Foreign currency translation adjustments	$(1,822)	$9,906	$18,054
Pension adjustments	(2,748)	(586)	(5,557)

Total	$(4,570)	$9,320	$12,497

Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is at the time of shipment, and collectibility of the fixed or determinable sales price is reasonably assured.

Shipping and Handling

Shipping and handling expenses are classified as selling expenses in the accompanying statements of consolidated income. The Company incurred shipping and handling costs of approximately $29.3 million, $34.0 million and $25.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

Stock Based Compensation

The Company has an incentive stock plan that provides for the granting of stock-based compensation to employees and, in certain instances, to non-employee directors. Shares are issued upon exercise from authorized, unissued shares.

The Company records the costs of the plan under the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), which was adopted effective January 1, 2006 using the modified prospective transition method. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. The Company recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized are included in financing cash flows.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting of Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax provisions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48, totaling $302,000, has been reported as an adjustment to the opening balance of our retained deficit as of January 1, 2007.

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

In evaluating goodwill for impairment the Company uses a combination of valuation techniques primarily using discounted cash flows to determine the fair values of its business reporting units and market based multiples as supporting evidence. The variables and assumptions used, including the projections of future revenues and expenses, working capital, terminal values, discount rates and the market multiples observed in sale transactions are determined separately for each reporting unit. The discount rates used are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 10.4% to 11.1% in 2008. In addition

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

we make certain judgements about the selection of comparable companies used in determining market multiples in valuing our business units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our business units. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models. Our estimate of the fair values of these business units and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

In completing its 2008 annual test of goodwill which the Company also evaluated given year end market conditions, the Company determined that the Auto and Custom reporting unit failed Step 1 of the SFAS No. 142 test, requiring a Step 2 test to determine the amount, if any, of impairment charge. Based on the results of Step 2 testing, the Company recorded an impairment charge of $60.1 million in the fourth quarter of 2008. The impairment was attributable to the significant decline in demand over the latter part of 2008 and future projections for sales in the automotive, heavy truck, recreational vehicle, marine and other industrial markets served by the Auto and Custom reporting unit.

The change in goodwill for the years ended December 31, 2008 and 2007 is as follows:

			Automotive and	Lawn and
(Amount in thousands)	Distribution	Material Handling	Custom	Garden	Total

December 31, 2006	$214	$30,383	$60,074	$71,544	$162,215
Acquisitions	0	0	0	9,211	9,211
Foreign currency translation	0	0	0	36	36

December 31, 2007	$214	$30,383	$60,074	$80,791	$171,462
Impairments	0	0	(60,074)	0	(60,074)
Foreign currency translation	0	0	0	(1,526)	(1,526)

December 31, 2008	$214	$30,383	–0–	$79,265	$109,862

Intangible assets other than goodwill primarily consist of trade names, customer relationship, patents, and technology assets established in connection with previous acquisitions. These intangible assets, other than trade names, are amortized over their estimated useful lives. Estimated annual amortization expense for the five years ending December 31, 2013 are: $3,021,000 in 2009; $2,906,000 in 2010; $2,559,000 in 2011, $2,443,000 in 2012 and $1,907,000 in 2013.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets at December 31, 2008 and 2007, consisted of the following:

			2008			2007
			Accumulated			Accumulated
	Life	Gross	Amortization	Net	Gross	Amortization	Net

Tradename	Indefinite	$3,492,650	–0–	$3,492,650	$4,272,775	–0–	$4,272,775
Customer Relationships	6 - 13 years	15,497,195	$(5,749,392)	9,747,803	16,694,533	$(4,039,451)	12,655,082
Technology(1)	7.5 years	2,100,000	(2,100,000)	–0–	2,100,000	(980,000)	1,120,000
Patents	10 years	10,900,000	(1,998,344)	8,901,656	10,900,000	(908,333)	9,991,667
Non-Compete	3 years	396,972	(247,977)	148,995	418,679	(122,666)	296,013

		$32,386,817	$(10,095,713)	$22,291,104	$34,385,987	$(6,050,450)	$28,335,537

(1) Accumulated amortization for 2008 includes an impairment charge of $840,000.

Net Income Per Share

Net income (loss) per share, as shown on the Statements of Consolidated (Loss) Income, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	2008	2007	2006

Weighted average common shares outstanding
Basic	35,211,811	35,140,581	34,978,269
Dilutive effect of stock options and restricted stock	–0–	108,991	65,889

Weighted average common shares outstanding — diluted	35,211,811	35,249,572	35,044,158

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

The Merger Agreement contained termination rights for both the Company and Parent in the event the Merger was not consummated by December 15, 2007. In December 2007, an agreement was made to extend this date from December 15, 2007 to April 30, 2008. This extension did not provide GSCP additional rights with respect to the potential merger and any consummation of the merger would have remained subject to satisfaction of the conditions to the closing in the Merger Agreement. In connection with the extension, GSCP paid the Company a previously agreed upon $35 million termination fee in 2007. This non refundable termination fee, net of related expenses of $8.25 million, was recorded as other income by the Company in the fourth quarter of 2007. In addition, as permitted by the extension, the Company paid a special dividend of $0.28 per common share totaling approximately $9.85 million on January 2, 2008 to shareholders of record as of December 20, 2007.

Discontinued Operations

In the third quarter of 2006, the Company’s Board of Directors approved a plan divestiture of the Company’s former Material Handling — Europe business segment. On October 20, 2006, the Company entered into a definitive agreement to sell these businesses and the sale was completed on February 1, 2007 with net proceeds of approximately $68.1 million received. Included in net income for the year ended December 31, 2007 was a gain of approximately $17.8 million, net of taxes of $3.3 million, from the disposition of these businesses. In 2008, the

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

Company also recorded net income of approximately $1.7 million as a result of net proceeds received related to the settlement of certain contingencies in connection to the disposed business.

These discontinued operations had net sales of $14.9 million and net income from operations of $1,886 in 2007 prior to the disposition. The discontinued operations generated sales of $170.9 million for the year ended December 31, 2006. For the year ended December 31, 2006, these discontinued businesses had a net loss of $97.7 million (net of $3.4 million tax benefit), which included a goodwill impairment charge of $109.8 million.

In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company’s statements of consolidated income for all periods presented.

Acquisitions

On January 9, 2007, the Company acquired all the shares of ITML Horticultural Products, Inc., an Ontario corporation (“ITML”). ITML designs, manufactures and sells plastic containers and related products for professional floriculture / horticulture grower markets across North America, utilizing injection molding, blow molding, and thermoforming processes. Additionally, ITML utilizes extensive technology and expertise for resin reprocessing and recycling for use in its products. The acquired business had fiscal 2006 annual sales of approximately $169.5 million. The total purchase price was approximately $118.6 million, which includes the assumption of approximately $64.6 million of debt outstanding as of the acquisition date. In addition, the acquisition allows for additional purchase consideration to be paid contingent upon the results of the Company’s Lawn and Garden segment in 2008, specifically the achievement of earnings before interest taxes, depreciation and amortization compared to targeted amounts. Based upon operating results in 2008, the Company’s management does not anticipate payment of additional purchase consideration under this contingency.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

The results for both ITML and SASNA product lines are included in the consolidated results of operations from the date of acquisition. ITML is included in the Company’s Lawn and Garden Segment and the SASNA product lines are included in the Material Handling Segment. The allocation of the purchase price and the estimated goodwill and other intangibles are as follows:

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

These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisition taken place on January 1, 2006, of future results.

In the second quarter of 2007, the Company approved a plan for ITML integration activities, which resulted in the closure of two facilities in the Lawn and Garden Segment, including the acquired ITML plants in Brampton, Ontario, and Lugoff, South Carolina. These facilities, which were part of the Company’s acquisition of ITML in January 2007, produced nursery containers, specialty retail horticultural products, and custom plastic products. Total costs related to the plan were approximately $4.3 million, including the $2.3 million accrued at acquisition and $2.0 million expensed and paid in 2007.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

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

	Severance	Contract
	and	Termination
(Dollars in Thousands)	Personnel	Fees	Total

Accrued at acquisition date	$2,023	$241	$2,264
Provision	–0–	–0–	–0–
Less: Payments	(1,703)	(241)	(1,944)

Balance at December 31, 2007	$320	$0	$320
Less: Payments	(320)	–0–	(320)

Balance at December 31, 2008	$0	$0	$0

Restructuring & Impairment Charges

In the fourth quarter of 2008, the Company adopted a plan to restructure its Lawn and Garden Segment. As a result, the Company announced the permanent closure of its Surrey, B.C., Canada and Sparks, Nevada manufacturing facilities. The production from these facilities will be reallocated to the segment’s other five manufacturing facilities in 2009. In conjunction with the reallocation of production, the Company recorded an impairment charge of $10.0 million related to certain property, plant, and equipment and intangible assets at these and other manufacturing Lawn and Garden Segment facilities. The Company also incurred consulting costs and other expenses associated with the development of the plan that were expensed and paid in 2008.

In 2009, the Company expects to incur additional charges of $2.6 million for severance and other termination benefits and $5.4 million of other restructuring charges associated with the realignment, primarily for consulting expenses.

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

Activity related to the Lawn and Garden Segment restructuring for the year ended December 31, 2008 and the Dawson Springs restructuring liability for the year ended December 31, 2007 consisted of the following:

	Severance
	and	Other
(Dollars in Thousands)	Personnel	Exit Costs	Total

Balance at January 1, 2007	$0	$0	$0
Provision	937	90	1,027
Less: Payments	(918)	(90)	(1,008)

Balance at December 31, 2007	$19	$0	$19
Provision	92	5,588	5,680
Less: Payments	(111)	(5,588)	(5,699)

Balance at December 31, 2008	$0	$0	$0

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

Stock Compensation

In 1999, the Company and its shareholders adopted the 1999 Stock Plan allowing the Board of Directors to grant key employees and Directors various types of stock based awards including stock options, restricted stock and stock appreciation rights. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant. At December 31, 2008, there were 130,990 shares available for future grant under the Plan. On January 1, 2009, the 1999 Stock Plan expired by its terms, and these shares were no longer available for future grants from that date. The following tables summarize stock option activity in the past three years:

Options granted in 2008, 2007 and 2006:

		Exercise
Year	Options	Price

2008	604,621	$ 9.00 to $12.55
2007	23,000	$18.62
2006	382,800	$15.11 to $17.21

Options exercised in 2008, 2007 and 2006:

		Exercise
Year	Options	Price

2008	16,169	$8.00 to $11.15
2007	87,068	$8.00 to $17.02
2006	238,896	$7.44 to $12.26

In addition, options totaling 49,885, 62,342, and 47,321 expired during the years ended December 31, 2008, 2007 and 2006, respectively. Options outstanding and exercisable at December 31, 2008, 2007 and 2006 were as follows:

		Range of Exercise		Weighted Average
Year	Outstanding	Prices	Exercisable	Exercise Price

2008	1,193,376	$8.00 to $18.62	445,750	$13.66
2007	654,809	$8.00 to $18.62	329,156	$12.71
2006	781,219	$8.00 to $17.21	210,882	$13.52

Stock compensation expense related to SFAS 123R reduced income before taxes approximately $1,875,000, $1,376,000 and $555,000 for the years ended December 31, 2008, 2007, and 2006, respectively. These expenses are included in selling and administrative expenses in the accompanying Statement of Consolidated (Loss) Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2008 was approximately $3.8 million, which will be recognized over the next four years.

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

Notes to Consolidated Financial Statements — (Continued)

from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

	2008	2007	2006
	Black	Black	Black
Model	Scholes	Scholes	Scholes

Risk free interest rate	3.38%	4.70%	4.70%
Expected dividend yield	1.91%	1.23%	1.23%
Expected life of award (years)	5.25	6.0	6.0
Expected volatility	41.41%	31.58%	31.58%
Fair value per option share	$4.10	$6.00	$5.95

The following table summarizes the stock option activity for the period ended December 31, 2008:

		Average	Weighted	Aggregate
		Exercise	Average	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2007	654,809	$14.12
Options Granted	604,621	11.07
Options Exercised	(16,169)	8.98
Cancelled or Forfeited	(49,885)	15.47

Outstanding at December 31, 2008	1,193,376	12.59	8.11	–0–

Exercisable at December 31, 2008	445,750	$13.66

In addition, on October 3, 2008, the Company awarded 584,869 options with an exercise price of $10.92, which is equal to the closing market price of the Company’s stock on that date. Issuance of these options is subject to shareholder approval of the 2008 Incentive Stock Plan at the Company’s Annual Meeting on April 30, 2009, as there are currently not a sufficient number of options available under the 1999 Stock Plan. The full text of the 2008 Incentive Stock Plan is attached as Annex A to the proxy statement filed in connection with the annual meeting of shareholders to be held on April 30, 2009. If these shares were included in the table above, the average exercise price would be $12.04 and the weighted average life would be 8.65 years. If shareholder approval is not obtained, this option award will be cancelled.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the years ended December 31, 2008, 2007, and 2006 was approximately $62,000, $768,000 and $1,789,000 respectively. At December 31, 2008, 2007, and 2006 the Company had outstanding 124,250, 63,000 and 61,000 shares of restricted stock, respectively, with vesting periods up through April 2011. The restricted stock awards are rights to receive shares of common stock subject to forfeiture and other restrictions.

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

A number of parties, including the Company and its subsidiary, Buckhorn, Inc., were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (RWQCB). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (Watershed) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to an entity that performed mining operations in a portion of

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

the Watershed area. The Company has not been contacted by the RWQCB with respect to Watershed clean-up efforts that may result from the adoption of this planning document. The extent of the mining wastes that may be the subject of future cleanup has yet to be determined, and the actions of the RWQCB have not yet advanced to the stage where a reasonable estimate of remediation cost, if any, is available. Although assertion of a claim by the RWQCB is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.

Long-Term Debt and Credit Agreements

Long-term debt at December 31, 2008 consisted of the following:

	2008	2007

Credit agreement	$63,630,667	$60,913,706
Senior notes	100,000,000	100,000,000
Industrial revenue bonds	6,340,000	6,890,000
Other	1,595,878	3,076,077

	171,566,545	170,879,783
Less current portion	2,020,878	3,626,077

	$169,545,667	$167,253,706

On October 26, 2006, the Company entered into an amendment and restatement of its loan agreement (the Credit Agreement) with a group of banks. Under terms of the Credit Agreement, the Company may borrow up to $250 million, including up to $80 million in certain foreign currencies, swing loans not to exceed $20 million and letter of credit obligations up to $25 million. As of December 31, 2008, the Company had approximately $186 million available under the Credit Agreement. Interest is based on the bank’s Prime rate or Euro dollar rate plus an applicable margin that varies depending on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The average interest rate on borrowing under the Credit Agreement was 4.16 percent at December 31, 2008 and 5.51 percent at December 31, 2007. In addition, the Company pays a quarterly facility fee. The Credit Agreement expires on October 26, 2011.

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

In addition, at December 31, 2008, the Company had approximately $7.9 million of other long-term debt consisting of industrial revenue bonds, certain indebtedness of acquired companies, and other credit facilities for the Company’s international operations. The weighted average interest rate on these amounts outstanding was 3.23 percent at December 31, 2008 and 4.75 percent at December 31, 2007.

As of December 31, 2008, the Company also has $8.1 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business.

The Company has also guaranteed a portion of the debt related to an equity investee acquired in conjunction with its purchase of ITML in 2007. As of December 31, 2008, the amount guaranteed was approximately $3.5 million.

As of December 31, 2008, the Company was in compliance with all its debt covenants associated with its Credit Agreement and Senior Notes. The significant financial covenants include an interest coverage ratio and a

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of December 31, 2008 are shown in the following table:

	Required Level		Actual Level

Interest Coverage Ratio	2.5 to 1 (minimum	)	3.7
Leverage Ratio	3.5 to 1 (maximum	)	2.2

Maturities of long-term debt under the loan agreements in place at December 31, 2008 for the five years ending December 31, 2013 were approximately: $2,021,000 in 2009; $69,380,000 in 2010; $63,936,000 in 2011; $305,000 in 2012; $35,305,000 in 2013 and $620,000 thereafter.

Retirement Plans

 The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. Two plans are defined benefit plans with benefits primarily based upon a fixed amount for each completed year of service as defined.

For the Company’s defined benefit plans, both of which are underfunded at December 31, 2008, the net periodic pension cost was as follows:

	2008	2007		2006
	Underfunded	Overfunded	Underfunded	Overfunded	Underfunded

Service cost	$87,660	$33,016	$89,229	$28,570	$110,055
Interest cost	324,955	152,157	171,715	168,416	155,897
Expected return on assets	(428,694)	(216,320)	(211,002)	(226,915)	(185,298)
Amortization of prior service cost	0	0	4,012	0	9,629
Amortization of net loss	9,716	0	7,914	1,227	35,109
Settlement/Curtailment	0	0	67,662	8,666	0

Net periodic pension cost	$(6,363)	$(31,147)	$129,530	$(20,036)	$125,392

The reconciliation of changes in projected benefit obligations are as follows:

	2008	2007
	Underfunded	Overfunded	Underfunded

Benefit obligation at beginning of year	$5,773,992	$2,747,559	$2,949,499
Service cost	87,660	33,016	89,229
Interest cost	324,955	152,157	171,715
Curtailments	0	0	3,638
Actuarial loss	42,205	1,725	97,843
Expenses paid	(60,146)	(38,024)	(49,636)
Benefits paid	(386,489)	(273,072)	(111,657)

Benefit obligation at end of year	$5,782,177	$2,623,361	$3,150,631

The assumptions used to determine the net periodic benefit cost and benefit obligations for both plans are as follows:

	2008	2007	2006

Discount rate for net periodic pension cost	5.75%	5.75%	5.50%
Discount rate for benefit obligations	5.75%	5.75%	5.75%
Expected long-term return of plan assets	8.00%	8.00%	8.00%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

Future benefit increases were not considered, as there is no substantive commitment to increase benefits. The expected long-term rate of return assumption is based on the actual historical rate of return on assets to reflect recent market conditions and future expectation consistent with the Company’s current asset allocation and investment policy. The assumed discount rates represent long-term high quality corporate bond rates commensurate with the liability durations of its plans.

The following table reflects the change in the fair value of the plans’ assets:

	2008	2007
	Underfunded	Overfunded	Underfunded

Fair value of plan assets at beginning of year	$5,638,691	$2,837,180	$2,622,694
Actual return on plan assets	(1,700,269)	238,709	220,497
Company contributions	0	0	192,000
Expenses paid	(60,146)	(38,024)	(49,636)
Benefits paid	(386,489)	(273,072)	(111,657)

Fair value of plan assets at end of year	$3,491,787	$2,764,793	$2,873,898

The weighted average asset allocations for both of the Company’s defined benefit plans at December 31, 2008 and 2007, are as follows:

	2008	2007

Equities securities	69%	76%
Debt securities	29	21
Cash	2	3

Total	100%	100%

The following table provides a reconciliation of the funded status of the plans at December 31, 2008 and 2007:

	2008	2007
	Underfunded	Overfunded	Underfunded

Projected benefit obligation	$5,782,177	$2,623,361	$3,150,631
Plan assets at fair value	3,491,787	2,764,793	$2,873,898

Funded status	$(2,290,390)	$(141,432)	$276,733

As required under Statement of Financial Accounting Standard No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, the funded status shown above is included in other long term liabilities in the Company’s statements of financial position at December 31, 2008 and 2007. The Company expects to make a contribution of approximately $117,000 to the plans in 2009.

Benefit payments projected for the plans are as follows:

2009	$375,058
2010	373,904
2011	378,269
2012	389,846
2013	391,708
2014-2018	$1,922,600

A profit sharing plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

the profit sharing plan is determined at the discretion of the Board of Directors. In 2008, the Company made no contribution to the profit sharing plan. Profit sharing plan expense was $1,523,000 and $1,668,000 for the years ended December 31, 2007 and 2006, respectively. In addition, the Company has a Supplemental Executive Retirement Plan (SERP) to provide participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. Expense related to the SERP was approximately $560,000, $162,000, and $(193,000) for the years ended December 2008, 2007 and 2006, respectively. The SERP liability is based on the discounted present value of expected future benefit payments using a discount rate of 5.75%. The SERP liability was approximately $4.5 million at December 31, 2008 and $4.3 million at December 31, 2007 and is included in accrued employee compensation and other long term liabilities on the accompanying statements of consolidated financial position. The SERP is unfunded.

Leases

The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $12,419,000, $13,097,000, and $9,713,000 for the years ended December 31, 2008, 2007 and 2006, respectively

Future minimum rental commitments are as follows:

Year Ended
December 31,	Commitment

2009	$9,600,000
2010	8,044,000
2011	6,546,000
2012	3,814,000
2013	3,100,000
Thereafter	27,159,000

Total	$58,263,000

Income Taxes

The effective tax rate was 1.6% in 2008, 35.2% in 2007 and 36.3% in 2006. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Pre-Tax Income
	2008	2007	2006

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes — net of Federal tax benefit	(0.9)	2.1	2.1
Foreign tax rate differential	0.9	(1.5)	.1
Non-deductible goodwill of $41.9 million	(31.2)	0	0
Domestic production deduction	0	(1.8)	(.9)
Other	(2.2)	1.4	(0)

Effective tax rate for the year	1.6%	35.2%	36.3%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

Income from continuing operations before income taxes was attributable to the following sources:

(Dollar in thousands)	2008	2007	2006

United States	$(46,923)	$62,471	$40,756
Foreign	(70)	(5,420)	4,318

Totals	$(46,993)	$57,051	$45,074

Income tax expense (benefit) consisted of the following:

	2008		2007		2006
(Dollars in thousands)	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$2,458	$(3,417)	$23,975	$(2,968)	$13,133	$266
Foreign	2,705	(3,147)	(2,552)	(205)	1,588	(49)
State and local	(262)	895	2,063	(210)	1,290	136

	$4,901	$(5,669)	$23,486	$(3,383)	$16,011	$353

Significant components of the Company’s deferred taxes as of December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	2008	2007

Deferred income tax liabilities
Property, plant and equipment	$27,519	$32,154
Tax-deductible goodwill	11,973	16,719
Other intangibles	624	1,433
State deferred taxes	2,454	1,886
Other	708	868

	43,278	53,060
Deferred income tax assets
Compensation	3,170	3,005
Inventory valuation	1,253	1,358
Allowance for uncollectible accounts	1,231	974
Non-deductible accruals	3,008	5,281
Capital loss carryforwards	27,061	26,635
Net operating loss carryforwards	2,063	2,058

	37,786	39,311
Valuation Allowance	(28,086)	(27,493)

	9,700	11,818

Net deferred income tax liability	$33,578	$41,242

SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The increase in the valuation allowance of $593,000 resulted from additional foreign and state net operating losses from jurisdictions with uncertainty of future profitability. The Company has deferred tax assets of $2.1 million resulting from state and foreign net operating tax loss carryforwards of approximately $11.9 million, with carryforward periods that expire starting in 2019.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

No provision has been recorded for unremitted earnings of foreign subsidiaries as it is the Company’s intention to indefinitely reinvest the earnings of these subsidiaries. Accordingly, at December 31, 2008, the Company had not recorded a deferred tax liability for temporary differences related to investments in its foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences was estimated to be approximately $20.3 million. The amount may become taxable upon a repatriation of assets or a sales or liquidation of the subsidiaries. It is not practical to estimate the related amount of unrecognized tax liability.

In 2007, as a result of applying the provision of FIN 48, we recognized an increase of $302,000 in the liability for unrecognized tax benefits and a reduction in retained earnings.

The following table summarized the activity related to the Company’s unrecognized tax benefits:

Total
(In thousands)

Balance at January 1, 2007	$1,755
Increases related to current year tax positions	146
Expiration of the statute of limitations for the assessment of taxes	(21)

Balance at December 31, 2007	$1,880
Increases related to current year tax positions	5,300
Expiration of the statute of limitations for the assessment of taxes	(527)

Balance at December 31, 2008	$6,653

As of December 31, 2008 the total amount of gross unrecognized tax benefits was $6.7 million of which $6.3 million would reduce the Company’s effective tax rate. The increase in unrecognized tax benefits during 2008 includes $4.2 million from the tax position taken on the Company’s 2007 U.S. Corporate Income Tax Return relating to the loss on the previous sale of its European Material Handling business. If recognized, this loss would impact the effective rate by the same amount. The amount of accrued interest expense included as a liability within the Company’s consolidated balance sheet as of December 31, 2008 and 2007 was $0.4 and $0.3 million, respectively.

As of December 31, 2008, the Company and its significant subsidiaries are subject to examinations for the years after 2003 in Brazil and Canada as well as after 2004 for the United States, France, and certain states within the United States. The Company is also subject to examinations after 2005 in the remaining states within the United States.

The Company does not expect any significant changes to its unrecognized tax benefits in the next 12 months.

Industry Segments

 The Company’s business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, these business units have been aggregated into four reportable segments. These include three manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling 2) Automotive and Custom, and 3) Lawn and Garden. The fourth segment is Distribution of tire, wheel, and undervehicle service products. The aggregation of business units is based on management by the chief operating decision-maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics (e.g. average gross margin and the impact of economic conditions on long-term financial performance). Intersegment sales are generally recorded in segment operating results, at prices that management believes approximate arms length transactions and are not material to operating results.

In each of its manufacturing segments, the Company designs, produces, and markets a wide range of polymer products for diverse markets, customers, and applications. These products are made through a variety of molding processes in facilities located throughout North America and South America.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

The Material Handling Segment includes a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, and storage and organization products. The product selection, manufacturing processes, and markets served by each segment are similar. This segment includes operations conducted in the United States, Canada, and Brazil. The reusable container products provide customers with cost-saving material handling solutions for applications such as shipping heavy automotive parts to assembly lines, transporting perishable food products to retailers, organizing small parts, and creating custom storage systems. Markets served encompass various niches of industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both direct to end-users and through distributors.

In the Automotive and Custom Segment, the Company engineers and manufactures plastic and rubber original equipment and replacement parts, rubber tire repair and retread products, and a diverse array of custom plastic and rubber products. Representative products include: plastic HVAC ducts, water / waste storage tanks, and interior / exterior vehicle trim components; rubber air intake hoses, vibration isolators, emissions tubing assemblies, and trailer bushings; and custom products such as plastic tool boxes and calendered rubber sheet stock. This segment serves a diverse group of niche markets: automotive, recreational vehicle, recreational marine, heavy truck, construction and agriculture equipment, healthcare, and transportation, to name a few.

Myers Industries’ Lawn and Garden Segment serves the North American horticultural market with plastic products such as seedling trays, nursery pots, hanging baskets, and custom printed containers, as well as decorative resin planters. Markets / customers include professional growers, greenhouses, nurseries, retail garden centers, mass merchandisers, and consumers.

The Company’s Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair / retread supplies. The Distribution Segment operates domestically through 35 branches located in major cities throughout the United States and in foreign countries through export sales. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

Total sales from foreign business units and export to countries outside the U.S. were approximately $146.9 million, $129.9 million, and $92.4 million for the years ended December 31 2008, 2007 and 2006, respectively. There are no individual foreign countries for which sales are material. Long-lived assets in foreign countries, consisting primarily of property, plant and equipment, intangible assets and goodwill, were approximately $43.1 million at December 31, 2008 and $60.5 million at December 31, 2007.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

	2008	2007	2006
	(Dollars in thousands)

Net Sales
Distribution	$187,132	$203,230	$197,329
Material Handling	261,189	267,221	240,050
Automotive and Custom	173,988	170,903	204,659
Lawn and Garden	272,803	300,872	160,155
Intra-segment elimination	(27,282)	(23,433)	(22,209)

	$867,830	$918,793	$779,984

Income (Loss) Before Income Taxes
Distribution	$17,490	$20,537	$22,241
Material Handling	26,638	40,360	34,872
Automotive and Custom	(54,978)	8,968	14,041
Lawn and Garden	(1,794)	897	8,089
Corporate	(22,840)	1,788	(18,320)
Interest expense-net	(11,508)	(15,500)	(15,849)

	$(46,992)	$57,051	$45,074

Identifiable Assets
Distribution	$44,654	$46,944	$54,636
Material Handling	187,923	191,562	149,114
Automotive and Custom	83,320	137,933	142,185
Lawn and Garden	241,725	302,736	163,434
Corporate	11,278	18,377	15,831

	$568,900	$697,552	$525,200

Capital Additions, Net
Distribution	$332	$190	$416
Material Handling	32,849	7,875	4,910
Automotive and Custom	2,283	4,892	1,773
Lawn and Garden	5,375	6,496	5,116
Corporate	137	357	166

	$40,976	$19,810	$12,381

Depreciation
Distribution	$336	$372	$351
Material Handling	13,557	10,991	10,378
Automotive and Custom	6,967	6,117	6,120
Lawn and Garden	15,401	16,242	9,215
Corporate	345	397	441

	$36,606	$34,119	$26,505

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9.A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

John C. Orr	Donald A. Merril
President and	Vice President,
Chief Executive Officer	Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors
Myers Industries, Inc.:

We have audited Myers Industries, Inc. and subsidiaries (Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Myers Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of consolidated financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related statements of consolidated (loss) income, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio
March 16, 2009

ITEM 9B.	Other Information.

None

PART III

ITEM 10.	Directors and Executive Officers of the Company

For information about the directors of the Company, see the sections titled “Nominees”, “Director Independence”, “Committees of the Board”, “Committee Charters and Policies”, “Shareholder Nominations of Director Candidates” and “Corporate Governance Policies” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 30, 2009 (“Proxy Statement”), which is incorporated herein by reference.

Each member of the Company’s Audit Committee is financially literate and independent as defined under the Company’s Independence Criteria Policy and the independence standards set by the New York Stock Exchange. The Board has identified Robert A. Stefanko as “Audit Committee Financial Expert”.

Information about the Executive Officers of the Company appears in Part I of this Report.

Disclosures by the Company with respect to compliance with Section 16(a) appears under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

For information about our Code of Ethics see the section titled “Corporate Governance Policies” of our Proxy Statement, which is incorporated herein by reference.

ITEM 11.	Executive Compensation

See the sections titled “Executive Compensation and Related Information”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

See the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Employment Agreements Including Change in Control” of the Proxy Statement, which are incorporated herein by reference.

(C)
Number of Securities
	(A)		Remaining Available for
	Number of Securities	(B)	Future Issuance Under
	to be Issued Upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants or Rights	Warrants or Rights	Column(A))

Equity Compensation Plans Approved by Security Holders(1)	1,317,626	$11.39	130,990(2)
Equity Compensation Plans Not Approved by Security Holders(3)	–0–	–0–	–0–
Total	1,317,626		130,990(2)

(1)	This information is as of December 31, 2008 and includes the 1999 Incentive Stock Plan and the Employee Stock Purchase Plan.

(2)	The 1999 Incentive Stock Plan expired by its terms on January 1, 2009, and these securities were no longer available for future issuance from that date.

(3)	Does not include the 584,689 shares that were conditionally granted under the 2008 Incentive Stock Plan.

ITEM 13.	Certain Relationships and Related Transactions

See the sections titled “Policies and Procedures with Respect to Related Party Transactions” and “Directors Independence” of the Proxy Statement, which are incorporated herein by reference.

ITEM 14.	Principal Account Fees and Services

Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2008 and 2007 and the pre-approved policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the section titled “Matters Relating to the Independent Registered Public Accounting Firm” of the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.	(A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Statements of Consolidated (Loss) Income For The Years Ended December 31, 2008, 2007 and 2006

Statements of Consolidated Financial Position As of December 31, 2008 and 2007

Statements of Consolidated Shareholders’ Equity and Comprehensive (Loss) Income For The Years Ended December 31, 2008, 2007 and 2006

Statements of Consolidated Cash Flows For The Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

15.	(A)(2) Financial Statement Schedules

All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15.	(B) Exhibits

EXHIBIT INDEX

2(a)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**
2(b)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on January 16, 2007.**
2(c)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20, 2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**

EXHIBIT INDEX

2(d)	Agreement and Plan of Merger among Myers Industries, Inc., MYEH Corporation and MYEH Acquisition Corporation, dated April 24, 2007. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 26, 2007.**
2(e)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated December 10, 2007. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on December 10, 2007.
2(f)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated April 3, 2008. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008.
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10(b) to Form 10-K filed with the Commission on March 30, 2001.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(f)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*
10(g)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(h)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*
10(i)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*
10(j)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*
10(k)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*
10(l)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*
10(m)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.*
10(n)	Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.
10(o)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

EXHIBIT INDEX

10(p)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr Myers, President and Chief Executive Officer, and Donald A. Merril, Vice President (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.

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

Signature	Title	Date

/s/ Donald A. Merril Donald A. Merril	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 16, 2009

/s/ Keith A. Brown Keith A. Brown	Director	March 16, 2009

/s/ Vincent Byrd Vincent Byrd	Director	March 16, 2009

/s/ Robert A. Stefanko Robert A. Stefanko	Director	March 16, 2009

/s/ Richard P. Johnston Richard P. Johnston	Director	March 16, 2009

/s/ Edward W. Kissel Edward W. Kissel	Director	March 16, 2009

/s/ Stephen E. Myers Stephen E. Myers	Director	March 16, 2009

/s/ John C. Orr John C. Orr	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ Richard L. Osborne Richard L. Osborne	Director	March 16, 2009

/s/ Jon H. Outcalt Jon H. Outcalt	Director	March 16, 2009