Form 10-Q
period 2009-03-31
MYERS INDUSTRIES INC
filed 2009-05-01
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009

Common Stock, without par value	35,268,024 shares

Part I — Financial Information	1

Item 1. Financial Statements	1

Condensed Statements of Consolidated Financial Position	1

Condensed Statements of Consolidated Income	3

Condensed Statements of Consolidated Cash Flows	4

Condensed Statement of Consolidated Shareholders’ Equity	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure About Market Risk	14

Item 4. Controls and Procedures	15

Part II — Other Information	15

Item 1. Legal Proceedings	15

Item 6. Exhibits	15

Signature	16

Exhibit 10.1

Exhibit 21

Exhibit 31(a)

Exhibit 31(b)

Exhibit 32
EX-10.1
EX-21
EX-31.1
EX-31.2
EX-32

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of March 31, 2009 and December 31, 2008
(Dollars in thousands)

Assets	March 31, 2009	December 31, 2008
Current Assets
Cash	$15,805	$10,417
Accounts receivable-less allowances of $6,179 and $6,489, respectively	115,464	94,780

Inventories
Finished and in-process products	69,930	79,381
Raw materials and supplies	30,378	34,152

	100,308	113,533

Prepaid expenses	5,633	4,347
Deferred income taxes	9,520	9,571

Total Current Assets	246,730	232,648

Other Assets
Goodwill	109,709	109,862
Intangible assets	21,259	22,291
Other	4,885	5,194

	135,853	137,347
Property, Plant and Equipment, at Cost
Land	5,396	5,403
Buildings and leasehold improvements	79,277	79,419
Machinery and equipment	428,651	431,734

	513,324	516,556
Less allowances for depreciation and amortization	(324,464)	(317,651)

	188,860	198,905

	$571,443	$568,900

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of March 31, 2009 and December 31, 2008
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	March 31, 2009	December 31, 2008
Current Liabilities
Accounts payable	$43,971	$54,993
Accrued expenses
Employee compensation	15,779	12,989
Income taxes	6,604	3,221
Taxes, other than income taxes	1,671	1,813
Accrued interest	2,150	791
Other	15,353	21,142
Current portion of long-term debt	486	2,021

Total Current Liabilities	86,014	96,970

Long-term Debt, less current portion	181,532	169,546
Other Liabilities	6,413	6,396
Deferred Income Taxes	42,793	43,149

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,250,278 and 35,235,636 shares, respectively)	21,460	21,451
Additional paid-in capital	276,593	275,987
Accumulated other comprehensive loss	(6,320)	(4,570)
Retained deficit	(37,042)	(40,029)

	254,691	252,839

	$571,443	$568,900

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Income (Unaudited)
For the Three Months Ended March 31, 2009 and March 31, 2008
(Dollars in thousands, except per share data)

	For The Three Months Ended
	March 31,	March 31,
	2009	2008

Net sales	$190,100	$249,346
Cost of sales	134,883	189,386

Gross profit	55,217	59,960

Selling, general and administrative expenses	43,188	43,199
Impairment charges	1,271	-0-

Operating income	10,758	16,761

Interest expense, net	2,446	3,000

Income from continuing operations before income taxes	8,312	13,761

Income taxes	3,210	5,112

Income from continuing operations	5,102	8,649

Income from discontinued operations, net of tax	-0-	1,732

Net income	$5,102	$10,381

Income per common share
Basic
Continuing operations	$.14	$.25
Discontinued	-0-	.05

Net income per common share	$.14	$.30

Diluted
Continuing operations	$.14	$.25
Discontinued	-0-	.05

Net income per common share	$.14	$.30

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)

	March 31, 2009	March 31, 2008
Cash Flows From Operating Activities
Net income	$5,102	$10,380
Income from discontinued operations	-0-	(1,732)
Items not affecting use of cash
Depreciation	9,034	9,153
Impairment charges	1,271	-0-
Amortization of intangible assets	846	942
Non cash stock compensation	507	323
Deferred taxes	(60)	231
Loss (gain) on sale of property, plant and equipment	71	(392)
Cash flow provided by (used for) working capital
Accounts receivable	(21,762)	(20,681)
Inventories	12,648	6,076
Prepaid expenses	(1,319)	95
Accounts payable and accrued expenses	(8,703)	(13,712)

Net cash used for operating activities of continuing operations	(2,365)	(9,317)
Net cash provided by operating activities of discontinued operations	-0-	1,732

Net cash used for operating activities	(2,365)	(7,585)

Cash Flows From Investing Activities
Additions to property, plant and equipment	(1,403)	(3,036)
Proceeds from sale of property, plant and equipment	-0-	500
Deposits on machinery and equipment	-0-	(5,167)
Other	217	66

Net cash used for investing activities	(1,186)	(7,637)

Cash Flows From Financing Activities
Net borrowing of credit facility	11,309	30,128
Cash dividends paid (1)	(2,115)	(11,962)
Proceeds from issuance of common stock	109	132

Net cash provided by financing activities	9,303	18,298

Foreign Exchange Rate Effect on Cash	(364)	30

Net increase in cash	5,388	3,106

Cash at January 1	10,417	7,559

Cash at March 31	$15,805	$10,665

(1)	Dividends paid in 2008 include a special dividend of $9.85 million which was accrued at December 31, 2007.
See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2009
(Dollars in thousands)

			Accumulated
		Additional	Other	Retained
	Common	Paid-In	Comprehensive	Income
	Stock	Capital	Income (Loss)	(Deficit)

December 31, 2008	$21,451	$275,987	$(4,570)	$(40,029)

Net income	-0-	-0-	-0-	5,102

Foreign currency translation adjustment	-0-	-0-	(1,750)	-0-

Common Stock issued	9	99	-0-	-0-

Stock based compensation	-0-	507	-0-	-0-

Dividends — $.06 per share	-0-	-0-	-0-	(2,115)

March 31, 2009	$21,460	$276,593	$(6,320)	$(37,042)

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
          In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2009.
Recent Accounting Pronouncements
          In December 2007, the FASB issued Statement No. 141R “Business Combinations” and FASB Statement No. 160, “Non-Controlling Interests in Consolidated Financial Statements”. Statements 141R and 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling shareholders. The adoption of these standards did not have a material impact to the Company’s statement of financial position, result of operations or cash flows. The Company will apply the guidance of the statements to business combinations in 2009 and beyond.
          Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The adoption of this standard did not have a material impact to the Company’s statement of financial position, results of operations or cash flows.
          The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) as of January 1, 2008. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” applies to nonfinancial assets and nonfinancial liabilities and was effective January 1, 2009. The adoption of this standard had no impact on the Company in first quarter 2009.
Discontinued Operations
     In the first quarter of 2007, the Company sold its European Material handling businesses. In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company’s condensed statements of consolidated income for all periods presented.
     In the three months ended March 31, 2008, the Company recorded net income of approximately $1.7 million as a result of net proceeds received related to the settlement of certain contingencies in connection with the disposed businesses.
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
          The Merger Agreement contained termination rights for both the Company and Parent in the event the Merger was not consummated by December 15, 2007. In December 2007, an agreement was made to extend this date from December 15, 2007 to April 30, 2008. This extension did not provide GSCP additional rights with respect to the potential merger and any consummation of the merger would have remained subject to satisfaction of the conditions to the closing in the Merger Agreement. In connection with the extension, GSCP paid the Company a previously agreed upon $35.0 million termination fee in 2007. This non refundable termination fee, net of related expenses of $8.3 million, was recorded as other income by the Company in the fourth quarter of 2007. In addition, as permitted by the extension, the Company paid a special dividend of $0.28 per common share totaling approximately $9.9 million on January 2, 2008 to shareholders of record as of December 20, 2007.
Goodwill
          The change in goodwill for the three months ended March 31, 2009 is as follows:

			Foreign		Balance at
(Amounts in thousands)	Balance at		Currency		March 31,
Segment	January 1, 2009	Acquisitions	Translation	Impairment	2009

Distribution	$214	-0-	-0-	-0-	$214
Material Handling — North America	30,383	-0-	-0-	-0-	30,383
Lawn and Garden	79,265	-0-	(153)	-0-	79,112

Total	$109,862	$-0-	$(153)	-0-	$109,709

Net Income Per Share
          Net income per share, as shown on the Condensed Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended
	March 31
	2009	2008
Weighted average common shares outstanding
Basic	35,246,618	35,187,169
Dilutive effect of stock options	-0-	15,250

Weighted average common shares outstanding — diluted	35,246,618	35,202,419

Supplemental Disclosure of Cash Flow Information
     The Company made cash payments for interest of approximately $1.0 million and $1.2 million for the three months ended March 31, 2009 and 2008 respectively. Cash payments for income taxes were approximately $0.3 million and $11.5 million for the three months ended March 31, 2009 and 2008, respectively.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Comprehensive Income
     A summary of comprehensive income for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Net income	$5,102	$10,380
Other comprehensive income:
Foreign currency translation adjustment	(1,750)	204

Comprehensive income	$3,352	$10,584

Accumulated Other Comprehensive Loss
     As of March 31, 2009 and December 31, 2008, the balance in the Company’s accumulated other comprehensive loss is comprised of the following:

	March 31,	December 31,
(In thousands)	2009	2008
Foreign currency translation adjustments	$(3,572)	$(1,822)
Pension adjustments	(2,748)	(2,748)

Total	$(6,320)	$(4,570)

Restructuring & Impairment Charges
     In the first quarter of 2009, the Company continued the implementation of its plan to restructure the businesses in the Lawn and Garden segment. Certain components of production from its Surrey, B.C., Brantford, Ontario and Sparks, Nevada manufacturing facilities were reallocated to the segment’s other five manufacturing facilities. In conjunction with this reallocation, the Company recorded an impairment charge of $0.3 million related to certain property, plant, and equipment at these and other manufacturing Lawn and Garden facilities. The Company also incurred severance and personnel related, consulting, and other expenses associated with the restructuring of approximately $5.0 million in the first quarter.
     In 2009, the Company expects to incur additional charges of $2.0 million for severance and other one time termination benefits and $4.1 million of other restructuring charges associated with the realignment.
     Activity related to the Lawn and Garden business restructuring as of March 31, 2009 is as follows:

	Severance
	and	Other
(Dollars in thousands)	Personnel	Exit Costs	Total

Balance at January 1, 2009	$0	$0	$0
Provision	870	4,176	5,046
Less: Payments	(242)	(2,543)	(2,785)

Balance at March 31, 2009	$628	$1,633	$2,261

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
     Also in the first quarter of 2009, the Company announced the closure of its Fostoria, Ohio facility. As a result, an impairment charge of approximately $1.0 million was recorded to adjust the carrying value of real estate at this location to its estimated fair value.
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
     Stock compensation expense under SFAS No. 123R reduced income before taxes approximately $0.5 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. These expenses are included in SG&A expenses in the accompanying Condensed Statements of Consolidated Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at March 31, 2009 was approximately $3.3 million, which will be recognized over the next four years.
The following table summarizes the stock option activity for the three months ended March 31, 2009:

		Average	Weighted
		Exercise	Average
	Shares	Price	Life
Outstanding at December 31, 2008	1,193,376	$13.66
Options Granted	-0-
Options Exercised	-0-
Cancelled or Forfeited	(16,230)	$12.39

Outstanding at March 31, 2009	1,177,146	$12.57	7.86 years

Exercisable at March 31, 2009	450,720	$13.71
     On April 30, 2009, the shareholders of the Company approved the adoption of the 2008 Incentive Stock Plan. The full text of the 2008 Incentive Stock Plan is attached as Exhibit 4.3 to the registration statement on Form S-8 filed with the SEC on March 17, 2009. As a result of this approval, the Company granted 584,869 options with an exercise price of $10.92 that were originally awarded to certain employees and non-employees on October 8, 2008. These options were awarded conditionally based on shareholder approval of the 2008 Stock Incentive plan.
     In addition, at March 31, 2009 the Company had 126,000 shares of restricted stock outstanding. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. There were no stock options exercised during the three months ended March 31, 2009. The total intrinsic value of the options exercised during the three months ended March 31, 2008 was approximately $0.1 million.
Income Taxes
     As of December 31, 2008, the total amount of gross unrecognized tax benefits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was $6.7 million of which $6.3 million would reduce the Company’s effective tax rate. The amount of accrued interest expense within the Company’s consolidated financial position at December 31, 2008 was $0.4 million. No material changes have occurred in the liability for unrecognized tax benefits during the three months ended March 31, 2009. The Company does not expect any significant changes to its unrecognized tax benefit balance over the next twelve months.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
          The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statements of income.
          As of March 31, 2009, the Company and its significant subsidiaries are subject to examination for the years after 2003 in Brazil and Canada as well as after 2004 for the United States, France, and certain states within the United States. The Company is also subject to examinations after 2005 in the remaining states within the United States.
Retirement Plans
     For the Company’s two defined benefit pension plans included in continuing operations, the net periodic benefit cost for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Service cost	$15	$22
Interest cost	81	80
Expected return on assets	(65)	(108)
Amortization of prior service cost	-0-	-0-
Amortization of net loss	22	5

Net periodic pension cost	$53	$(1)

     The Company expects to make a contribution of approximately $0.1 million in 2009. As of March 31, 2009, no contributions have been made.
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
Segment Information
     The Company’s business units have separate management teams and offer different products and services. Using the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, these business units have been aggregated into four reportable business segments. These include three manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling, 2) Automotive and Custom, and 3) Lawn and Garden. The fourth segment is Distribution of tire, wheel, and undervehicle service products. The aggregation of operating business segments is based on management by the chief operating decision maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics.
     Income (Loss) Before Income Taxes for each business segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing business segment operating income, general corporate overhead expenses and interest expenses are not included.

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Net Sales
Lawn & Garden	$76,407	$92,367
Material Handling	58,049	72,697
Distribution	36,323	44,478
Automotive & Custom	27,127	46,394
Intra-segment elimination	(7,806)	(6,590)

Sales from continuing operations	$190,100	$249,346

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Income (Loss) Before Income Taxes
Lawn and Garden	$11,654	$8,062
Material Handling	6,660	8,620
Distribution	2,236	3,334
Automotive and Custom	(2,958)	1,500
Corporate	(6,834)	(4,755)
Interest expense-net	(2,446)	(3,000)

Income from continuing operations before income taxes	$8,312	$13,761

Part I — Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: First Quarter 2009 versus 2008
(Dollars in millions)
Net Sales from Continuing Operations:

Segment	2009	2008	Change	%Change

Lawn & Garden	$76.4	$92.4	$(16.0)	(17)%
Material Handling	$58.0	$72.7	$(14.6)	(20)%
Distribution	$36.3	$44.5	$(8.2)	(18)%
Auto & Custom	$27.1	$46.4	$(19.3)	(42)%
Inter-segment elimination	$(7.7)	$(6.6)	$(1.1)	(19)%

TOTAL	$190.1	$249.3	$(59.2)	(24)%
               Sales in the first quarter of 2009 were adversely affected by the weakness in the general economy, which impacted all segments of the Company’s business and all markets in which the Company sells. The sales decline is primarily due to lower sales volumes and a decrease of $10.0 million from foreign currency translation and the unfavorable impact of exchange rates for the Canadian dollar.
          Net sales in the Lawn and Garden segment in the first quarter of 2009 were down $16.0 million or 17% compared to the first quarter of 2008. Approximately $8.7 million of the decrease was due to foreign currency translation from the unfavorable impact of the exchange rates for the Canadian dollar. Excluding the impact of foreign currency translation, sales in this segment were down $7.3 million. Volume declines of $11.2 million were partially offset by increases of $3.9 million from higher selling prices.
          In the Material Handling segment, sales decreased $14.6 million or 20% in the first quarter of 2009 compared to the same quarter in 2008. Sales were down 15% due to the impact of volume declines in automotive, industrial and other markets.
          Net sales in the Distribution segment decreased $8.2 million or 18% in the first quarter of 2009 compared to the first quarter of 2008. Sales were down primarily due to lower unit volumes from softer sales of replacement tires and the impact of a weak economy which reduced miles driven. These factors reduced demand for the Company’s tire service and retread consumable supplies. In addition, sales of equipment in the Distribution segment continued to be weak as tire dealers, auto dealers, fleet and other customers reduced capital purchases.
          In the Auto and Custom segment, net sales in the first quarter of 2009 decreased $19.3 million, or 42% compared to the prior year. The decrease is due to significant volume declines in the automotive, heavy truck, recreational vehicle and marine markets in the first quarter of 2009.
Cost of Sales & Gross Profit from Continuing Operations:

Cost of Sales and Gross Profit	2009	2008
Cost of sales	$134.9	$189.4
Gross profit	$55.2	$60.0
Gross profit as a percentage of sales	29.0%	24.0%
     Gross profit margin increased to 29% in the quarter ended March 31, 2009 compared with 24% in the prior year primarily due to lower raw material costs as prices for plastic resins were, on average, approximately 40% lower in the first quarter of 2009 compared to the first quarter of 2008. In addition, the liquidation of inventories valued at LIFO cost reduced cost of sales by approximately $1.4 million. The impact of lower raw material costs more than offset the unfavorable impact of higher manufacturing costs due to a reduction in capacity utilization and increased unabsorbed overhead.

Part I — Financial Information
Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

SG&A Expenses	2009	2008	Change
SG&A expenses	$43.2	$43.2	$(0)
SG&A expenses as a percentage of sales	22.7%	17.3%	(5.4)
     Selling and administrative expenses for the quarter ended March 31, 2009 were $43.2 million, which remained consistent with the prior year. Expenses in 2009 include unusual charges of approximately $5.0 million for consulting fees, movement of machinery and equipment and other restructuring costs of our Lawn and Garden businesses. These unusual charges were offset by lower freight and selling expenses from decreased sales volumes.
Impairment Charges from Continuing Operations:
     In the first quarter of 2009, the Company continued the implementation of its restructuring plan in the Lawn and Garden business and announced the closure of its Fostoria, Ohio manufacturing facility in its Auto and Custom business. In connection with this closure, the Company recorded impairment charges of $1.3 million for certain property, plant, and equipment, primarily related to the estimated fair value of its facility in Fostoria, Ohio.
Interest Expense from Continuing Operations:

Net Interest Expense	2009	2008	Change	% Change
Interest expense	$2.4	$3.0	$(0.6)	(19)%
Outstanding borrowings	$181.5	$199.6	$(18.1)	(9)%
Average borrowing rate	5.34%	6.27%	(0.93)	(15)%
     Net interest expense for quarter ended March 31, 2009 was $2.4 million, a decrease of 19% compared to $3.0 million in the prior year. The decrease was the result of lower average borrowing levels and lower interest rates compared to the same period last year.
Income Before Taxes from Continuing Operations:

Segment	2009	2008	Change	% Change
Lawn & Garden	$11.7	$8.1	$3.6	45%
Material Handling	$6.7	$8.6	$(2.0)	(23)%
Distribution	$2.2	$3.3	$(1.1)	(33)%
Auto & Custom	$(3.0)	$1.5	$(4.5)	(297)%
Corporate and interest	$(9.3)	$(7.8)	$(1.5)	(20)%

TOTAL	$8.3	$13.8	$(5.5)	(41)%
     Income before taxes for the quarter ended March 31, 2009, was lower than the same period in the prior year due to the impact of significantly lower sales volumes and restructuring and impairment charges totaling $6.4 million. These factors were partially offset by a reduction in certain raw material costs.
Income Taxes from Continuing Operations:

Consolidated Income Taxes	2009	2008
Income before taxes	$8.3	$13.8
Income taxes	$3.2	$5.1
Effective tax rate	38.6%	37.2%

Part I — Financial Information
     Income tax expense as a percentage of pretax income increased to 38.6% for the quarter ended March 31, 2009 compared to 37.2% in the prior year. The increase is attributable to changes in the mix of domestic and foreign composition of income and the related foreign tax rate differences.
Liquidity and Capital Resources
     Cash used by operating activities from continuing operations was $2.4 million for the quarter ended March 31, 2009 compared to $9.3 million in the first quarter of 2008. The decrease in cash used for operations was primarily attributable to a $9.1 million reduction in cash used for working capital which more than offset a decline of $2.2 million in cash generated from income, excluding depreciation and other non-cash charges.
     The change in cash flow used for working capital was the result of a reduction of inventory that generated $6.6 million more cash in the first quarter of 2009 compared to 2008 and the Company using $5.0 million less cash for accounts payable and other current liabilities in the current year. These benefits to cash flow were partially offset by an increase of $1.1 million used for accounts receivable, primarily related to seasonal business in the Company’s Lawn and Garden segment and an increase of $1.4 million for prepaid expenses in the first quarter of 2009.
     Capital expenditures were approximately $1.4 million in the quarter ended March 31, 2009 and are expected to be in the range of $15 to $20 million for the year. In addition, the Company used cash to pay dividends of $2.1 million in the first quarter of 2009.
          Total debt at March 31, 2009 was approximately $181.5 million compared with $169.5 million at December 31, 2008. The Company’s Credit Agreement provides available borrowing up to $250 million and, as of March 31, 2009, the Company had approximately $174 million available under this agreement. The Credit Agreement expires in October 2011 and, as of March 31, 2009 the Company was in compliance with all its debt covenants. The significant financial covenants include an interest coverage ratio and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended December March 31, 2009 are shown in the following table:

	Required Level		Actual Level
Interest Coverage Ratio	2.5 to 1	(minimum)	3.8
Leverage Ratio	3.5 to 1	(maximum)	2.4
     The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service into the foreseeable future.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at March 31, 2009, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.8 million annually.
     Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in US dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. In 2007, the Company began a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of March 31, 2009, the Company had no foreign currency arrangements or contracts in place.

Part I — Financial Information
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

MYERS INDUSTRIES, INC.

Date: May 1, 2009	By:	/s/ Donald A. Merril Donald A. Merril
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

2(a)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**
2(b)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on January 16, 2007.**
2(c)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20, 2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**

2(d)	Agreement and Plan of Merger among Myers Industries, Inc., MYEH Corporation and MYEH Acquisition Corporation, dated April 24, 2007. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 26, 2007.**
2(e)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated December 10, 2007. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on December 10, 2007.
2(f)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated April 3, 2008. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008.
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers.
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*
10(f)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(g)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*
10(h)	First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009.*
10(i)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(j)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*
10(k)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*

EXHIBIT INDEX

10(l)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*
10(m)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*
10(n)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*
10(o)	Form of Stock Option Grant Agreement. Reference is made to Exhibit 10(r) to Form 10-K filed with the Commission on March 16, 2005.*
10(p)	Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.
10(q)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.
10(r)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr Myers, President and Chief Executive Officer, and Donald A. Merril, Vice President (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.