Form 10-Q
period 2009-06-30
MYERS INDUSTRIES INC
filed 2009-08-03
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2009

Common Stock, without par value	35,275,343 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of June 30, 2009 and December 31, 2008
(Dollars in thousands)

	June 30, 2009	December 31, 2008
Assets
Current Assets
Cash	$22,818	$10,417
Accounts receivable-less allowances of $4,974 and $6,489, respectively	90,905	94,780

Inventories
Finished and in-process products	70,004	79,381
Raw materials and supplies	29,427	34,152

	99,431	113,533

Prepaid expenses	4,777	4,347
Deferred income taxes	9,694	9,571

Total Current Assets	227,625	232,648

Other Assets
Goodwill	110,063	109,862
Intangible assets	21,141	22,291
Other	10,081	5,194

	141,285	137,347

Property, Plant and Equipment, at Cost
Land	4,741	5,403
Buildings and leasehold improvements	71,808	79,419
Machinery and equipment	419,223	431,734

	495,772	516,556

Less allowances for depreciation and amortization	(316,666)	(317,651)

	179,106	198,905

	$548,016	$568,900

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position (Unaudited)
As of June 30, 2009 and December 31, 2008
(Dollars in thousands, except share data)

	June 30, 2009	December 31, 2008
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$44,819	$54,993
Accrued expenses
Employee compensation	17,545	12,989
Income taxes	1,133	3,221
Taxes, other than income taxes	1,607	1,813
Accrued interest	621	791
Other	14,121	21,142
Current portion of long-term debt	4,425	2,021

Total Current Liabilities	84,271	96,970

Long-term debt, less current portion	156,393	169,546
Other liabilities	6,446	6,396
Deferred income taxes	43,499	43,149

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,271,774 and 35,235,636 shares, respectively)	21,470	21,451
Additional paid-in capital	277,311	275,987
Accumulated other comprehensive loss	(815)	(4,570)
Retained deficit	(40,559)	(40,029)

	257,407	252,839

	$548,016	$568,900

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Income (Loss) (Unaudited)
For the Three and Six Months Ended June 30, 2009 and 2008
(Dollars in thousands, except per share data)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net sales	$173,150	$214,609	$363,251	$463,955

Cost of sales	131,535	165,216	266,419	354,602

Gross profit	41,615	49,393	96,832	109,353

Selling, general and administrative expenses	41,910	42,007	85,098	85,204
Impairment charges	891	-0-	2,162	-0-

Operating (loss) income	(1,186)	7,386	9,572	24,149

Interest expense, net	2,143	2,777	4,590	5,779

Income (loss) from continuing operations before income taxes	(3,329)	4,609	4,982	18,370

Income tax (benefit) expense	(1,928)	1,729	1,281	6,841

Income (loss) from continuing operations	(1,401)	2,880	3,701	11,529

Income from discontinued operations, net of tax	-0-	-0-	-0-	1,732

Net (loss) income	$(1,401)	$2,880	$3,701	$13,261

Income (loss) per common share
Basic
Continuing operations	$(.04)	$.08	$.10	$.33
Discontinued	-0-	-0-	-0-	.05

Net (loss) income	$(.04)	$.08	$.10	$.38

Diluted
Continuing operations	$(.04)	$.08	$.10	$.33
Discontinued	-0-	-0-	-0-	.05

Net (loss) income	$(.04)	$.08	$.10	$.38

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)

	June 30, 2009	June 30, 2008
Cash Flows From Operating Activities
Net income	$3,701	$13,261
Net income from discontinued operations	-0-	(1,732)
Items not affecting use of cash
Depreciation	18,181	18,294
Impairment charges	2,162	-0-
Amortization of other intangible assets	1,696	1,883
Non cash stock compensation	1,131	758
Deferred taxes	(95)	1,831
Gain on sale of property, plant and equipment	-0-	(649)
Cash flow provided by (used for) working capital
Accounts receivable	5,332	5,474
Inventories	15,388	(3,902)
Prepaid expenses	(342)	2,118
Accounts payable and accrued expenses	(16,825)	(40,319)

Net cash provided by (used for) operating activities of continuing operations	30,329	(2,983)
Net cash provided by operating activities of discontinued operations	-0-	1,732

Net cash provided by (used for) operating activities	30,329	(1,251)

Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	727	836
Additions to property, plant and equipment	(3,864)	(8,275)
Deposits on machinery and equipment	-0-	(9,708)
Other	353	293

Net cash used for investing activities	(2,784)	(16,854)

Cash Flows From Financing Activities
Net borrowing (repayment) of credit facility	(11,728)	37,386
Cash dividends paid (1)	(4,231)	(14,074)
Proceeds from issuance of common stock	212	292

Net cash (used for) provided by financing activities	(15,747)	23,604

Foreign Exchange Rate Effect on Cash	603	117

Net increase in cash	12,401	5,616
Cash at January 1	10,417	7,559

	$22,818	$13,175

(1)	Dividends paid in 2008 include a special dividend of $9.85 million which was accrued at December 31, 2007.
See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2009
(Dollars in thousands)

			Accumulative
		Additional	Other
	Common	Paid-In	Comprehensive	Retained
	Stock	Capital	Income (Loss)	Income (Deficit)

December 31, 2008	$21,451	$275,987	$(4,570)	$(40,029)

Net income	-0-	-0-	-0-	3,701

Foreign currency translation adjustment	-0-	-0-	3,755	-0-

Common Stock issued	19	193	-0-	-0-

Stock based compensation	-0-	1,131	-0-	-0-

Dividends — $.12 per share	-0-	-0-	-0-	(4,231)

June 30, 2009	$21,470	$277,311	$(815)	$(40,559)

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
     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009, and the results of operations and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2009.
     The Company has evaluated subsequent events through August 3, 2009, the date it filed its report on Form 10-Q for the quarter ended June 30, 2009 with the SEC, and has no material subsequent events to report.
Recent Accounting Pronouncements
     In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. This will not have an impact on the Company’s statement of financial position, results of operations or cash flows. The adoption of this statement will have an impact to the Company’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.
     In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under the requirements of SFAS 165, which the Company adopted for the quarter ended June 30, 2009, the Company has disclosed the date through which subsequent events are reported. The adoption did not have a material effect on the Company’s statement of financial position, results of operations or cash flows.
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
     The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) as of January 1, 2008. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” applies to nonfinancial assets and nonfinancial liabilities and was

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
effective January 1, 2009. The adoption did not have a material effect on the Company’s statement of financial position, results of operations or cash flows.
Discontinued Operations
     In the first quarter of 2007, the Company sold its European Material handling businesses. In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company’s condensed statements of consolidated income for all periods presented.
     For the six months ended June 30, 2008, the Company recorded net income of approximately $1.7 million as a result of net proceeds received related to the settlement of certain contingencies in connection with the disposed businesses.
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
Goodwill
     The change in goodwill for the six months ended June 30, 2009 is as follows:
(Amount in thousands)

			Foreign
	Balance at		Currency		Balance at
Segment	January 1, 2009	Acquisitions	Translation	Impairment	June 30, 2009

Distribution	$214	$-0-	$-0-	$-0-	$214
Material Handling — North America	30,383	-0-	-0-	-0-	30,383
Lawn and Garden	79,265	-0-	201	-0-	79,466

Total	$109,862	$-0-	$201	$-0-	$110,063

Net Income (Loss) Per Share
     Net income per share, as shown on the Condensed Statements of Consolidated Income (Loss), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2009	2008	2009	2008
Weighted average common shares outstanding

Basic	35,266	35,203	35,257	35,196
Dilutive effect of stock options	-0-	102	-0-	119

Weighted average common shares outstanding — diluted	35,266	35,305	35,257	35,315

Supplemental Disclosure of Cash Flow Information
     The Company made cash payments for interest of $3.7 million and $4.4 million for the three months ended June 30, 2009 and 2008, respectively. Cash payments for interest totaled $4.6 million and $5.5 million for the six months ended June 30, 2009 and 2008, respectively. Cash payments for income taxes were $3.6 million and $6.2 million for the three months ended June 30, 2009 and 2008, respectively. Cash payments for income taxes were $3.9 million and $17.8 million for the six months ended June 30, 2009 and 2008.
Comprehensive Income
     An unaudited summary of comprehensive income for the three months and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2009	2008	2009	2008
Net income (loss)	$(1,401)	$2,880	$3,701	$13,261
Other comprehensive income:
Foreign currency translation adjustment	5,505	1,450	3,755	1,654

Comprehensive income	$4,104	$4,330	$7,456	$14,915

Accumulated Other Comprehensive Loss
     As of June 30, 2009 and December 31, 2008, the balance in the Company’s accumulated other comprehensive loss is comprised of the following:

(In thousands)	June 30, 2009	December 31, 2008
Foreign currency translation adjustments	$1,933	$(1,822)
Pension adjustments	(2,748)	(2,748)

Total	$(815)	$(4,570)

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Restructuring & Impairment Charges
     In the six months ended June 30, 2009, the Company continued the implementation of its plan to restructure the businesses in the Lawn and Garden segment. Certain components of production from its Surrey, B.C., Brantford, Ontario and Sparks, Nevada manufacturing facilities were reallocated to the segment’s other five manufacturing facilities. For the three and six months ended June 30, 2009, the Company recorded impairment charges of $1.1 and $1.4 million, respectively, related to certain property, plant, and equipment at these and other Lawn and Garden manufacturing facilities. The Company also incurred $3.0 and $8.0 million, respectively, for the three and six months ended June 30, 2009, for severance, consulting, and other costs associated with the restructuring.
     In 2009, the Company expects to incur additional charges of $1.0 million for severance and other one time termination benefits and $4.1 million of other restructuring charges associated with the plan.
     Activity related to the Company’s restructuring plan for the Lawn and garden businesses as of June 30, 2009 is as follows:

	Severance
	and	Other
(Dollars in thousands)	Personnel	Costs	Total

Balance at January 1, 2009	$0	$0	$0
Provision	1,781	6,240	8,021
Less: Payments	(808)	(5,941)	(6,749)

Balance at June 30, 2009	$973	$299	$1,272
     Also in the first six months of 2009, the Company completed the closure of the Fostoria, Ohio facility in its Auto and Custom segment. As a result, the Company has recorded charges of approximately $1.0 million for related severance and impairment of property, plant, and equipment.
     As a result of 2009 restructuring activity and plant closures, approximately $5.4 million of property, plant and equipment have been classified as held for sale at June 30, 2009 and are included in other assets in the Condensed Statements of Consolidated Financial Position.
Stock Compensation
     On April 30, 2009, the shareholders of the Company approved the adoption of the 2008 Incentive Stock Plan (the 2008 Plan). The full text of the 2008 Plan is attached as Exhibit 4.3 to the registration statement on Form S-8 filed with the SEC on March 17, 2009. As a result of this approval, the Company granted 584,869 options with an exercise price of $10.92 that were conditionally awarded to certain employees on October 8, 2008 pending shareholder approval. Under the 2008 Plan, the Compensation Committee of the Board of Directors is authorized to issue up to 3,000,000 shares of various types of stock based awards including stock options, restricted stock and stock appreciation rights to key employees and Directors. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant.
     The fair value of the 584,869 option shares granted in 2009 was estimated using a Monte Carlo option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield rate is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

Risk free interest rate	2.66%
Expected dividend yield	1.67%
Expected life of award (years)	4.83 years
Expected volatility	58.2%
Fair value per option share	$3.87
     Stock compensation expense under SFAS No. 123R reduced income before taxes approximately $0.6 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively. Stock compensation expense reduced income before taxes approximately $1.1 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
These expenses are included in SG&A expenses in the accompanying Condensed Statements of Consolidated Income (Loss). Total unrecognized compensation cost related to non-vested share based compensation arrangements at June 30, 2009 was approximately $5.1 million, which will be recognized over the next four years.
The following table summarizes the stock option activity for the six months ended June 30, 2009:

		Average	Weighted
		Exercise	Average
	Shares	Price	Life

Outstanding at December 31, 2008	1,193,376	$13.66
Options Granted	584,869	10.92
Options Exercised	-0-	-0-
Cancelled or Forfeited	(25,525)	12.95

Outstanding at June 30, 2009	1,752,720	$12.02	8.16 years

Exercisable at June 30, 2009	849,034	$12.03
     In addition, at June 30, 2009 the Company had 128,500 shares of restricted stock outstanding. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. There were no stock options exercised during the six months ended June 30, 2009. The total intrinsic value of the options exercised during the six months ended June 30, 2008 was approximately $0.1 million.
Income Taxes
     As of December 31, 2008, the total amount of gross unrecognized tax benefits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was $6.7 million of which $6.3 million would reduce the Company’s effective tax rate. The amount of accrued interest expense related to uncertain tax positions within the Company’s consolidated financial position at December 31, 2008 was $0.4 million. No material changes have occurred in the liability for unrecognized tax benefits during the six months ended June 30, 2009. The Company does not expect any significant changes to its unrecognized tax benefit balance over the next twelve months.
     The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statements of income (loss).
     As of June 30, 2009, the Company and its significant subsidiaries are subject to examination for the years after 2003 in Brazil as well as after 2004 for the United States, Canada, France, and certain states within the United States. The Company is also subject to examinations after 2005 in the remaining states within the United States.
     During the three months ended June 30, 2009, the Company made an adjustment to record previously unrecognized deferred tax assets. The adjustment increased the income tax benefit and deferred tax assets by approximately $0.4 million. The Company determined that this adjustment was immaterial to its current and prior period financial statements.
Retirement Plans
     For the Company’s two defined benefit pension plans included in continuing operations, the net periodic benefit cost for the three and six months ended June 30, 2009 and 2008 was as follows:

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$15	22	$30	$44
Interest cost	81	80	162	161
Expected return on assets	(65)	(108)	(130)	(216)
Amortization of net loss	22	5	44	9

Net periodic pension cost	$53	$(1)	$106	$(2)

     The Company expects to make a contribution of approximately $0.1 million in 2009. As of June 30, 2009, no contribution has been made.
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
     Income (Loss) Before Income Taxes for each business segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In addition, restructuring and other unusual charges are included in the related business segment’s operating income (loss), except for consulting fees which are included in corporate. These consulting fees were $2.9 and $5.3 million for the three and six months ended June 30, 2009. In computing

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
segment operating income (loss), general corporate overhead expenses and interest expenses are not allocated to other business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Net Sales
Lawn & Garden	$42,797	$62,915	$119,204	$155,282
Material Handling	65,528	61,591	123,578	134,289
Distribution	40,153	49,237	76,476	93,714
Automotive & Custom	29,050	47,801	56,177	94,195
Intra-segment elimination	(4,378)	(6,935)	(12,184)	(13,525)

Sales from continuing operations	$173,150	$214,609	$363,251	$463,955

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income (Loss) Before Income Taxes
Lawn and Garden	$1,158	$(1,146)	$12,811	$6,916
Material Handling	3,586	4,127	10,246	12,746
Distribution	2,498	5,647	4,735	8,982
Automotive and Custom	(391)	3,613	(3,349)	5,112
Corporate	(8,037)	(4,855)	(14,871)	(9,607)
Interest expense-net	(2,143)	(2,777)	(4,590)	(5,779)

Income (loss) from continuing operations before income taxes	$(3,329)	$4,609	$4,982	$18,370

Part I — Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the Second Quarter of 2009 to the Second Quarter of 2008
Net Sales:

	Quarter Ended
	June 30,
				%
Segment	2009	2008	Change	Change

Lawn & Garden	$42.8	$62.9	$(20.1)	(32)%
Material Handling	$65.5	$61.6	$3.9	6%
Distribution	$40.2	$49.2	$(9.0)	(18)%
Auto & Custom	$29.0	$47.8	$(18.8)	(39)%
Intra-segment elimination	$(4.3)	$(6.9)	$2.6	3%

TOTAL	$173.2	$214.6	$(41.4)	(19)%

     Net sales in the second quarter of 2009 were adversely affected by the weakness in the general economy, which impacted all markets in which the Company sells. The sales decline is primarily due to lower sales volumes and a decrease of $5.2 million from the adverse effect of foreign currency translation, primarily for the Canadian dollar.
     Net sales in the Lawn and Garden segment in the second quarter of 2009 were down $20.1 million or 32% compared to the second quarter of 2008. Approximately $3.5 million of the decrease was due to foreign currency translation from the unfavorable impact of the exchange rates for the Canadian dollar. Excluding the impact of foreign currency translation, sales in this segment were down $16.6 million on volume declines of $18.4 million which were partially offset by the impact of selling prices.
     In the Material Handling segment, sales increased $3.9 million or 6% in the second quarter of 2009 compared to the same quarter in 2008. Sales increased 10% due to higher volumes but were offset by lower selling prices and the unfavorable impact of the exchange rates for the Brazilian Real.
     Net sales in the Distribution segment decreased $9.0 million or 18% in the second quarter of 2009 compared to the corresponding quarter of 2008. The sales decline was primarily volume related as a weak economy and continuing reductions in miles driven resulted in slow demand for both tire and vehicle service. These factors reduced demand for the Company’s tire service and retread consumable supplies and sales of equipment continued to be weak as tire dealers, auto dealers, fleet and other customers reduced capital purchases.
     In the Auto and Custom segment, net sales in the second quarter of 2009 decreased $18.8 million, or 39% compared to the prior year. The decrease is due to significant volume declines in the automotive, heavy truck, recreational vehicle and marine markets in the second quarter of 2009.
Cost of Sales & Gross Profit:

	Quarter Ended
	June 30,
Cost of Sales and Gross Profit	2009	2008
Cost of sales	$131.6	$165.2
Gross profit	$41.6	$49.4
Gross profit as a percentage of sales	24.0%	23.0%
     Gross profit margin increased to 24% in the quarter ended June 30, 2009 compared with 23% in the prior year primarily due to lower raw material costs as prices for plastic resins were, on average, approximately 40% lower in the second quarter of 2009 compared to the second quarter of 2008. In addition, the liquidation of inventories valued at LIFO cost reduced cost of sales by approximately $1.2 million. The impact of lower raw material costs more than offset the

Part I — Financial Information
unfavorable impact of higher manufacturing costs due to a reduction in capacity utilization and increased unabsorbed overhead.
Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

	Quarter Ended
	June 30,
SG&A Expenses	2009	2008	Change
SG&A expenses	$41.9	$42.0	$(0.1)
SG&A expenses as a percentage of sales	24.2%	19.6%	4.6
     Selling, general and administrative expenses for the quarter ended June 30, 2009 were $41.9 million, approximately the same as the prior year. Expenses in 2009 include unusual charges of approximately $6.0 million for severance, the movement of machinery and equipment, and other restructuring activities of the Lawn and Garden businesses as well as consulting costs related to manufacturing and productivity programs for the Material Handling businesses. SG&A expenses in 2008 included $1.4 million of unusual charges primarily related to severance and executive retirement plan expenses. Excluding the unusual charges, SG&A expenses in the quarter ended 2009 declined $4.7 million compared to the prior year due to lower freight and selling expenses from decreased sales volumes and benefits from restructuring.
Impairment Charges from Continuing Operations:
     Impairment charges were $0.9 million for the three months ended June 30, 2009. The charges were primarily related to certain property, plant, and equipment in the Company’s Lawn and Garden business.
Interest Expense from Continuing Operations:

	Quarter Ended
	June 30,
				%
Net Interest Expense	2009	2008	Change	Change
Net interest expense	$2.1	$2.8	$(0.7)	(25)%
Outstanding borrowings	$160.8	$207.5	$(46.7)	(22.5)%
Average borrowing rate	5.08%	5.40%	(0.32)	(6.0)%
     Net interest expense was $2.1 million for three months ended June 30, 2009, a decrease of 25% compared to $2.8 million in the prior year. The reduction in 2009 interest expense was the result of a reduction in average borrowing levels and lower interest rates.
Income (Loss) Before Taxes from Continuing Operations:

	Quarter Ended
	June 30,
				%
Segment	2009	2008	Change	Change
Lawn & Garden	$1.2	$(1.1)	$2.3	201%
Material Handling	$3.6	$4.1	$(0.5)	(13)%
Distribution	$2.5	$5.6	$(3.1)	(56)%
Auto & Custom	$(0.4)	$3.6	$(4.0)	(111)%
Corporate and interest	$(10.2)	$(7.6)	$(2.6)	(33)%

TOTAL	$(3.3)	$4.6	$(7.9)	(172)%

     Income before taxes for the quarter ended June 30, 2009, was lower than the same period in the prior year due to the impact of significantly lower sales volumes and restructuring and impairment charges totaling $7.4 million. These factors were partially offset by a reduction in certain raw material costs.

Part I — Financial Information
Income Taxes:

	Quarter Ended
	June 30,
Consolidated Income Taxes	2009	2008
Income (loss) before taxes	$(3.3)	$4.6
Income tax (benefit) expense	(1.9)	$1.7
Effective tax rate	(57.9)%	37.5%
     The effective tax rate for the second quarter of 2009 was 57.9% compared to 37.5% in the prior year. The higher effective tax rate for the quarter ended June 30, 2009 reflects foreign tax rate differences and approximately $0.1 million of adjustments from the reduction of FIN 48 liabilities. In addition, during the three months ended June 30, 2009, the Company made an adjustment to record previously unrecognized deferred tax assets. The adjustment increased the income tax benefit and deferred tax assets by approximately $0.4 million. The Company determined that this adjustment was immaterial to its current and prior period financial statements.
Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008
Net Sales from Continuing Operations:

	Six Months Ended
	June 30,
				%
Segment	2009	2008	Change	Change
Lawn & Garden	$119.2	$155.3	$(36.1)	(23)%
Material Handling	$123.6	$134.3	$(10.7)	(8)%
Distribution	$76.5	$93.7	$(17.2)	(18)%
Auto & Custom	$56.2	$94.2	$(38.0)	(40)%
Intra-segment elimination	$(12.2)	$(13.5)	$1.3	10%

TOTAL	$363.3	$464.0	$(100.7)	(22)%

     Net sales for the six months ended June 30, 2009 were adversely affected by the weakness in the general economy, which impacted all segments of the Company’s business and all markets in which the Company sells. The sales decline is primarily due to lower sales volumes and a decrease of $15.2 million from the adverse effect of foreign currency translation primarily for the Canadian dollar.
     Net sales in the Lawn and Garden segment for the six months ended June 30, 2009 were down $36.1 million or 23% compared to the six months ended June 30, 2008. Approximately $12.3 million of the decrease was due to foreign currency translation from the unfavorable impact of the exchange rates for the Canadian dollar. Excluding the impact of foreign currency translation, sales were down $23.8 million. Volume declines of $29.6 million were partially offset by increases of $5.8 million from higher selling prices.
     In the Material Handling segment, sales decreased $11.7 million or 9% for the six months ended June 30, 2009 compared to the same period in 2008. Sales were down $4.2 million due to the impact of lower volumes, $5.2 million from lower selling prices and the unfavorable impact from foreign currency translation.
     Net sales in the Distribution segment decreased $17.2 million or 18% for the six months ended June 30, 2009 compared to 2008. Sales were down primarily due to lower unit volumes from softer sales of replacement tires and the impact of a weak economy which reduced miles driven. These factors reduced demand for the Company’s tire service and retread consumable supplies. In addition, sales of equipment in the Distribution segment continued to be weak as tire dealers, auto dealers, fleet and other customers reduced capital purchases.
     In the Auto and Custom segment, net sales for the six months ended June 30, 2009 decreased $38.0 million, or 40% compared to the prior year. The decrease is due to significant volume declines in the automotive, heavy truck, recreational vehicle and marine markets in the first six months of 2009.

Part I — Financial Information
Cost of Sales & Gross Profit from Continuing Operations:

	Six Months Ended
	June 30,
Cost of Sales and Gross Profit	2009	2008
Cost of sales	$266.4	$354.6
Gross profit	$96.8	$109.4
Gross profit as a percentage of sales	26.7%	23.6%
     Gross profit margin increased to 26.7% for the six months ended June 30, 2009 compared with 23.6% in the prior year primarily due to lower raw material costs as prices for plastic resins were, on average, approximately 30% lower in the first six months of 2009 compared to the same period in 2008. In addition, the liquidation of inventories valued at LIFO cost reduced cost of sales by approximately $2.6 million in the six months ended June 30, 2009. The impact of lower raw material costs more than offset higher manufacturing costs due to a reduction in capacity utilization and increased unabsorbed overhead.
Selling, General and Administrative (SG&A) Expenses from Continuing Operations:

	Six Months Ended
	June 30,
SG&A Expenses	2009	2008	Change
SG&A expenses	$85.1	$85.2	$(0.1)
SG&A expenses as a percentage of sales	23.4%	18.3%	(5.1)
     Selling, general and administrative expenses for the six months ended June 30, 2009 were $85.1 million, approximately the same as the prior year. Expenses in 2009 include unusual charges of approximately $11.0 million for severance, the movement of machinery and equipment and other restructuring activities of the Lawn and Garden businesses as well as consulting costs related to manufacturing and productivity programs for the Material Handling businesses. SG&A expenses in 2008 included $1.4 million of unusual charges, primarily related to severance and an executive retirement plan. Excluding the unusual charges, SG&A expenses in the six months ended June 30, 2009 declined $9.7 million compared to the prior year due to lower freight and selling expenses from decreased sales volumes and the benefits from cost control and restructuring initiatives.
Impairment Charges from Continuing Operations:
     For the six months ended June 30, 2009, the Company continued the implementation of its restructuring plan in the Lawn and Garden business and completed the closure of its Fostoria, Ohio manufacturing facility in its Auto and Custom business. In connection with these activities, the Company recorded impairment charges of $2.2 million primarily related to the disposal of certain property, plant, and equipment and the estimated fair value of its facility in Fostoria, Ohio.
Interest Expense from Continuing Operations:

	Six Months Ended
	June 30,
				%
Net Interest Expense	2009	2008	Change	Change

Interest expense	$4.6	$5.8	$1.2	(20.7)%
Outstanding borrowings	$160.8	$207.5	$(46.7)	(22.5)%
Average borrowing rate	5.21%	5.82%	(0.61)	(10.5)%
     Net interest expense was $4.6 million for the six months ended June 30, 2009, a decrease of 20.7% compared to $5.8 million in the prior year. The reduction in 2009 interest expense was the result of a reduction in average borrowing levels and lower interest rates.

Part I — Financial Information
Income Before Taxes from Continuing Operations:

	Six Months Ended
	June 30,
				%
Segment	2009	2008	Change	Change
Lawn & Garden	$12.8	$6.9	$5.9	85%
Material Handling	$10.2	$12.7	$(2.5)	(20)%
Distribution	$4.7	$9.0	$(4.3)	(47)%
Auto & Custom	$(3.3)	$5.1	$(8.4)	(166)%
Corporate and interest	$(19.4)	$(15.4)	$(4.1)	(26)%

TOTAL	$5.0	$18.4	$(13.4)	(73)%

     Income before taxes for the six months ended June 30, 2009, was lower than the same period in the prior year due to the impact of significantly lower sales volumes and restructuring and impairment charges totaling $13.6 million. These factors were partially offset by a reduction in certain raw material costs.
Income Taxes:

	Six Months Ended
	June 30,
Consolidated Income Taxes	2009	2008
Income before taxes	$5.0	$18.4
Income tax expense	$1.3	$6.8
Effective tax rate	25.7%	37.2%
     The effective tax rate decreased to 25.7% for the six months ended June 30, 2009 compared to 37.2% in the prior year. The decrease is partially attributable to changes in the mix of domestic and foreign composition of income and the related foreign tax rate differences. In addition, in 2009 the Company recognized tax benefits of approximately $0.1 million from the reduction of FIN 48 liabilities. In addition, during the three months ended June 30, 2009, the Company made an adjustment to record previously unrecognized deferred tax assets. The adjustment increased the income tax benefit and deferred tax assets by approximately $0.4 million. The Company determined that this adjustment was immaterial to its current and prior period financial statements.
Liquidity and Capital Resources
     Cash provided by operating activities from continuing operations was $30.3 million for the six months ended June 30, 2009 compared to cash used of $3.0 million for the six months ended June 30, 2008. The increase in cash provided by operations was primarily attributable to a $40.2 million increase in cash from working capital which more than offset a decline of $6.9 million in cash generated from income, excluding depreciation and other non-cash charges.
     The increase in cash flow provided by working capital was primarily the result of a reduction of inventory that generated $19.3 million more cash in the six months ended June 30, 2009 compared to 2008. The reductions in inventory in 2009 resulted from ongoing restructuring programs, particularly in the Lawn and Garden segment, and other working capital initiatives. In addition, the Company used $23.5 million less cash for accounts payable and other current liabilities in 2009 compared to 2008. During the six months ended June 30, 2008, cash used for accounts payable and accrued expenses was significantly impacted by the payment of income taxes, a special dividend and other expenses related to the Company’s terminated merger agreement. These benefits to cash flow were partially offset by a decrease of $2.5 million used for prepaid expenses and $0.1 million for accounts receivable in the first half of 2009.
     Capital expenditures were approximately $3.9 million for the six months ended June 30, 2009 and are expected to be in the range of $15 to $20 million for the year. In addition, the Company used cash to pay dividends of $4.2 million in the six months ended June 30, 2009.
     Total debt at June 30, 2009 was approximately $160.8 million compared with $171.6 million at December 31, 2008. The Company’s Credit Agreement provides available borrowing up to $250 million and, as of June 30, 2009, the Company had approximately $195 million available under this agreement. The Credit Agreement expires in October 2011 and, as of June 30, 2009 the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended June 30, 2009 are shown in the following table:

Part I — Financial Information

	Required Level		Actual Level
Interest Coverage Ratio	2.5 to 1	(minimum)	3.86
Leverage Ratio	3.5 to 1	(maximum)	2.20
     The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service into the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     The Company has certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on variable rate debt levels at June 30, 2009, if market rates increase one percent, the Company’s interest expense would increase approximately $0.6 million.
     Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in US dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company maintains a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of June 30, 2009, the Company had no foreign currency arrangements or contracts in place.
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

Item 4.	Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Shareholders was held on April 30, 2009, and the following matters were voted on at that meeting.
1.	At the meeting, nine Directors were elected. The results of this voting are as follows:

		Votes
Name of Directors Elected	Votes for	Withheld
Keith A. Brown	26,234,286	6,700,859
Vincent C. Byrd	28,833,018	4,102,128
Richard P. Johnston	22,131,709	7,551,863
Edward W. Kissel	22,955,742	6,727,830
Stephen E. Myers	31,644,047	1,291,099
John C. Orr	24,765,383	4,918,190
John B. Crowe	25,616,233	4,067,340
Jon H. Outcalt	24,741,772	8,193,373
Robert A. Stefanko	28,821,758	4,113,388

		Votes
Additional Nominees Receiving Votes	Votes for	Withheld
Edward F. Crawford	3,251,573	0
Clarence A. Davis	3,251,573	0
Gary Davis	3,251,573	0
Avrum Gray	3,251,573	0
2.	At the meeting, the appointment of KPMG LLP as the Company’s independent registered accounting firm for 2009 was ratified. Voting results on this proposal were as follows:

For	32,269,448
Against	591,770
Abstain	73,927
3.	At the meeting, the 2008 Incentive Stock Plan was approved. Voting results on this proposal were as follows:

For	17,430,257
Against	13,106,748
Abstain	210,273
Broker Non-vote	2,187,867

Part II — Other Information
4.	At the meeting, the amendment to the Code of Regulations was approved and adopted. Voting results on this proposal were as follows:

For	20,905,766
Against	11,747,222
Abstain	281,731

Item 6.	Exhibits
     (a) Exhibits
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
Date: August 3, 2009	By:	/s/ Donald A. Merril
Donald A. Merril
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

2(a)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**
2(b)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on January 16, 2007.**
2(c)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20, 2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**

2(d)	Agreement and Plan of Merger among Myers Industries, Inc., MYEH Corporation and MYEH Acquisition Corporation, dated April 24, 2007. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 26, 2007.**
2(e)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated December 10, 2007. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on December 10, 2007.
2(f)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated April 3, 2008. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008.
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*
10(f)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(g)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*
10(h)	First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009.*
10(i)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(j)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*
10(k)	Employment Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 22, 2009.*
10(l)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 22, 2009.*
10(m)	Amendment to Myers Industries, Inc. Executive Supplemental Retirement Plan (David B. Knowles) effective June 19, 2009. Reference is made to Exhibit 10.3 to Form 8-K filed with the Commission on June 22, 2009.*
10(n)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*

EXHIBIT INDEX

10(o)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*
10(p)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*
10(q)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*
10(r)	Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.
10(s)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.
10(t)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr Myers, President and Chief Executive Officer, and Donald A. Merril, Vice President (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.