Form 10-Q
period 2009-09-30
MYERS INDUSTRIES INC
filed 2009-11-04
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2009

Common Stock, without par value	35,278,129 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of September 30, 2009 (Unaudited) and December 31, 2008
(Dollars in thousands)

	September 30, 2009	December 31, 2008
Assets
Current Assets
Cash	$7,771	$10,417
Accounts receivable-less allowances of $4,412 and $6,489, respectively	84,142	94,780

Inventories
Finished and in-process products	72,588	79,381
Raw materials and supplies	28,195	34,152

	100,783	113,533

Prepaid expenses	11,741	4,347
Deferred income taxes	9,887	9,571
Current assets of discontinued operations	8,778	-0-

Total Current Assets	223,102	232,648

Other Assets
Goodwill	112,048	109,862
Intangible assets	20,516	22,291
Other	11,166	5,194
Long term assets of discontinued operations	5,052	-0-

	148,782	137,347
Property, Plant and Equipment, at Cost
Land	4,255	5,403
Buildings and leasehold improvements	59,587	79,419
Machinery and equipment	390,193	431,734

	454,035	516,556
Less allowances for depreciation and amortization	(288,366)	(317,651)

	165,669	198,905

	$537,553	$568,900

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of September 30, 2009 (Unaudited) and December 31, 2008
(Dollars in thousands, except share data)

	September 30, 2009	December 31, 2008
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$44,635	$54,993
Accrued expenses
Employee compensation	13,025	12,989
Income taxes	2,506	3,221
Taxes, other than income taxes	1,573	1,813
Accrued interest	2,044	791
Other	13,699	21,142
Current portion of long-term debt	380	2,021
Current liabilities of discontinued operations	4,799	-0-

Total Current Liabilities	82,661	96,970

Long-term debt, less current portion	144,605	169,546
Other liabilities	6,581	6,396
Deferred income taxes	47,232	43,149
Long term liabilities of discontinued operations	15	-0-

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,275,344 and 35,235,636 shares, respectively)	21,473	21,451
Additional paid-in capital	278,151	275,987
Accumulated other comprehensive income (loss)	4,837	(4,570)
Retained deficit	(48,002)	(40,029)

	256,459	252,839

	$537,553	$568,900

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Income (Loss) (Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands, except per share data)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net sales	$165,412	$199,880	$513,541	$634,235

Cost of sales	128,886	153,144	380,229	482,027

Gross profit	36,526	46,736	133,312	152,208

Selling, general and administrative expenses	34,430	40,912	116,407	122,353
Impairment charges	1,869	-0-	4,149	-0-

Operating income	227	5,824	12,756	29,855

Interest expense, net	1,982	2,684	6,482	8,373

Income (loss) from continuing operations before income taxes	(1,755)	3,140	6,274	21,482

Income tax (benefit) expense	(1,175)	1,441	1,321	8,322

Income (loss) from continuing operations	(580)	1,699	4,953	13,160

Income (loss) from discontinued operations, net of tax	(4,746)	(381)	(6,577)	1,419

Net (loss) income	$(5,326)	$1,318	$(1,624)	$14,579

Income (loss) per common share
Basic
Continuing operations	$(.02)	$.05	$.14	$.37
Discontinued	(.13)	(.01)	(.19)	.04

Net (loss) income	$(.15)	$.04	$(.05)	$.41

Diluted
Continuing operations	$(.02)	$.05	$.14	$.37
Discontinued	(.13)	(.01)	(.19)	.04

Net (loss) income	$(.15)	$.04	$(.05)	$.41

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)

	September 30, 2009	September 30, 2008
Cash Flows From Operating Activities
Net (loss) income	$(1,624)	$14,579
Net loss (income) from discontinued operations	6,577	(1,419)
Items not affecting use of cash
Depreciation	25,153	25,733
Impairment charges	4,149	-0-
Amortization of other intangible assets	2,366	2,523
Non cash stock compensation	1,944	1,318
Deferred taxes	3,245	4,017
Gain on sale of property, plant and equipment	(370)	(766)
Cash flow provided by (used for) working capital
Accounts receivable	8,879	13,025
Inventories	10,374	(6,204)
Prepaid expenses	(7,072)	606
Accounts payable and accrued expenses	(21,113)	(39,986)

Net cash provided by operating activities of continuing operations	32,508	13,426
Net cash provided by operating activities of discontinued operations	5,044	3,773

Net cash provided by operating activities	37,552	17,199

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	(1,177)	-0-
Proceeds from sale of property, plant and equipment	2,821	1,576
Additions to property, plant and equipment	(6,445)	(15,234)
Deposits on machinery and equipment	-0-	(13,449)
Other	707	(235)

Net cash used for investing activities of continuing operations	(4,094)	(27,342)
Net cash used for investing activities of discontinued operations	(54)	(157)

Net cash used for investing activities	(4,148)	(27,499)

Cash Flows From Financing Activities
Re-payment of long term debt	(6,950)	-0-
Net borrowing (repayment) of credit facility	(22,413)	31,089
Cash dividends paid (1)	(6,349)	(16,188)
Proceeds from issuance of common stock	242	409

Net cash (used for) provided by financing activities	(35,470)	15,310

Foreign Exchange Rate Effect on Cash	(536)	(497)

Net (decrease) increase in cash	(2,602)	4,513
Cash at January 1	10,417	7,559

Cash at September 30 ($44 included in discontinued operations at September 30, 2009)	$7,815	$12,072

(1)	Dividends paid in 2008 include a special dividend of $9.85 million which was accrued at December 31, 2007.
See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2009
(Dollars in thousands)

			Accumulative
		Additional	Other
	Common	Paid-In	Comprehensive	Retained
	Stock	Capital	Income (Loss)	Income (Deficit)
December 31, 2008	$21,451	$275,987	$(4,570)	$(40,029)

Net loss	-0-	-0-	-0-	(1,624)

Foreign currency translation adjustment	-0-	-0-	9,407	-0-

Common Stock issued	22	220	-0-	-0-

Stock based compensation	-0-	1,944	-0-	-0-

Dividends — $.18 per share	-0-	-0-	-0-	(6,349)

September 30, 2009	$21,473	$278,151	$4,837	$(48,002)

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009, and the results of operations and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2009.
The Company has evaluated subsequent events through November 4, 2009, the date it filed its report on Form 10-Q for the quarter ended September 30, 2009 with the SEC. See Discontinued Operations and Contingencies footnotes for subsequent events.
Recent Accounting Pronouncements
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Beginning in the third quarter of 2009, the Company’s financial statements refer to the Codification.
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

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Discontinued Operations
In the third quarter of 2009, the Company reached an agreement to sell substantially all the assets of the Company’s Michigan Rubber Products, Inc. and Buckhorn Rubber Products, Inc. businesses to Zhongding Sealing Parts, (USA) Inc. Based on the terms of the sale, the Company recorded a charge of $7.8 million for impairment of long lived assets which is included in the results of the discontinued operations for the three and nine months ended September 30, 2009. The sale was completed on October 30, 2009.
In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company’s statements of consolidated income for all periods presented, and the net assets related to these businesses have been presented as discontinued operations in the condensed statement of consolidated financial position as of September 30, 2009.
The operating results of the discontinued operations noted above are as follows:

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net sales	$8,437	$14,075	$23,560	$43,675
Loss before income taxes	(7,653)	(649)	(10,700)	(621)
Income tax benefit	(2,907)	(267)	(4,123)	(307)

Net loss	$(4,746)	$(381)	(6,577)	$(313)

Net assets related to the discontinued operations at September 30, 2009, consisted of the following:

September 30, 2009
Assets
Cash	$44
Accounts receivable	4,346
Inventories	4,030
Prepaid expenses	358
Property, plant, & equipment, net	5,015
Other	37

Total assets	13,830

Liabilities
Accounts payable and accrued expenses	$799
Current portion of long term debt	4,000
Deferred income taxes	15

Total liabilities	4,814
Net assets	$9,016

Also, in the first quarter of 2007, the Company sold its European Material handling businesses. For the nine months ended September 30, 2008, the Company recorded income within discontinued operations of approximately $1.7 million as a result of net proceeds received related to the settlement of certain contingencies in connection with these disposed businesses.

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
Goodwill
The change in goodwill for the nine months ended September 30, 2009 is as follows:

			Foreign		Balance at
(Amount in thousands)	Balance at		Currency		September 30,
Segment	January 1, 2009	Acquisitions	Translation	Impairment	2009
Distribution	$214	$-0-	$-0-	$-0-	$214
Material Handling — North America	30,383	-0-	-0-	-0-	30,383
Lawn and Garden	79,265	1,590	596	-0-	81,451

Total	$109,862	$1,590	$596	$-0-	$112,048

On August 18, 2009, the Company purchased the remaining 50% interest in Amerikan LLC, an entity previously accounted for under the equity method. Amerikan is a manufacturer of horticultural containers with annual sales of approximately $4.0 million. The Amerikan results of operations are included in the Company’s Lawn and Garden segment from the date of acquisition. The Company paid approximately $1.2 million for the remaining shares of Amerikan and assumed approximately $7.0 million of debt which was paid off in the third quarter. The final purchase price allocation and any gain or loss on the Company’s previously held equity investment will be recorded when the business valuation and fair value appraisals of property, plant and equipment are finalized.
Net Income (Loss) Per Share
Net income (loss) per share, as shown on the condensed statements of consolidated income (loss), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Weighted average common shares outstanding
Basic	35,274	35,221	35,263	35,205
Dilutive effect of stock options	-0-	29	-0-	56

Weighted average common shares outstanding — diluted	35,274	35,250	35,263	35,261

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Supplemental Disclosure of Cash Flow Information
The Company made cash payments for interest of $0.3 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively. Cash payments for interest totaled $4.9 million and $6.6 million for the nine months ended September 30, 2009 and 2008, respectively. Cash payments for income taxes were $0.1 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively. Cash payments for income taxes were $4.0 million and $18.6 million for the nine months ended September 30, 2009 and 2008, respectively.
Comprehensive Income (Loss)
An unaudited summary of comprehensive income (loss) for the three months and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Net (loss) income	$(5,326)	$1,318	$(1,624)	$14,579
Other comprehensive income:
Foreign currency translation adjustment	5,652	(4,429)	9,407	(2,775)

Comprehensive income (loss)	$326	$(3,111)	$7,783	$11,804

Accumulated Other Comprehensive Income (Loss)
As of September 30, 2009 and December 31, 2008, the balance in the Company’s accumulated other comprehensive income (loss) is comprised of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Foreign currency translation adjustments	$7,585	$(1,822)
Pension adjustments	(2,748)	(2,748)

Total	$4,837	$(4,570)

Restructuring & Impairment Charges
In the nine months ended September 30, 2009, the Company continued the implementation of its plan to restructure the businesses in the Lawn and Garden segment. Certain components of production from its Surrey, B.C., Brantford, Ontario and Sparks, Nevada manufacturing facilities were reallocated to the segment’s other five manufacturing facilities. For the three and nine months ended September 30, 2009, the Company recorded impairment charges of $0.9 million and $2.3 million, respectively, related to certain property, plant, and equipment at these and other Lawn and Garden manufacturing facilities. The Company also incurred $1.5 million and $9.5 million, respectively, for the three and nine months ended September 30, 2009, for severance, consulting, and other costs associated with the restructuring.
In the fourth quarter of 2009, the Company expects to incur additional charges of $2.0 million of additional restructuring charges associated with the plan.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Activity related to the Company’s restructuring plan for the Lawn and Garden business as of September 30, 2009 is as follows:

	Severance
	and	Other
(Dollars in thousands)	Personnel	Costs	Total
Balance at January 1, 2009	$0	$0	$0
Provision	2,181	7,318	9,499
Less: Payments	(2,181)	(7,069)	(9,250)

Balance at September 30, 2009	$0	$249	$249
In the first nine months of 2009, the Company completed the closure of the Fostoria, Ohio facility in its Auto and Custom segment. As a result, the Company has recorded charges of approximately $1.3 million for related severance and impairment of property, plant, and equipment.
In the third quarter of 2009, the Company announced the expected closure of its Reidsville, North Carolina manufacturing facility in its Auto and Custom segment and its Shelbyville, Kentucky manufacturing facility in its Material Handling segment. During the three months ended September 30, 2009, the Company recorded impairment charges of $0.6 million for certain property, plant, and equipment in conjunction with the closures. The plant closures are anticipated to be completed by December 31, 2009.
As a result of 2009 restructuring activity and plant closures, approximately $9.9 million of property, plant and equipment have been classified as held for sale as of September 30, 2009 and are included in other assets in the Condensed Statements of Consolidated Financial Position.
Stock Compensation
On April 30, 2009, the shareholders of the Company approved the adoption of the 2008 Incentive Stock Plan (the 2008 Plan). The full text of the 2008 Plan is attached as Exhibit 4.3 to the registration statement on Form S-8 filed with the SEC on March 17, 2009. As a result of this approval, the Company granted 584,869 options with an exercise price of $10.92 that were conditionally awarded to certain employees on October 3, 2008 pending shareholder approval. Under the 2008 Plan, the Compensation Committee of the Board of Directors is authorized to issue up to 3,000,000 shares of various types of stock based awards including stock options, restricted stock and stock appreciation rights to key employees and Directors. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant.
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
Stock compensation expense reduced income before taxes approximately $0.8 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively. Stock compensation expense reduced income before taxes approximately $1.9 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively.
These expenses are included in SG&A expenses in the accompanying Condensed Statements of Consolidated Income (Loss). Total unrecognized compensation cost related to non-vested share based compensation arrangements at September 30, 2009 was approximately $4.3 million, which will be recognized over the next four years.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
The following table summarizes the stock option activity for the nine months ended September 30, 2009:

		Average	Weighted
		Exercise	Average
	Shares	Price	Life
Outstanding at December 31, 2008	1,193,376	$13.66
Options Granted	614,869	10.79
Options Exercised	-0-	-0-
Cancelled or Forfeited	(60,857)	12.25

Outstanding at September 30, 2009	1,747,388	$11.95	7.93 years

Exercisable at September 30, 2009	933,019	$12.51
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. There were no stock options exercised during the nine months ended September 30, 2009. In addition, at September 30, 2009 the Company had 117,500 shares of restricted stock outstanding.
Income Taxes
As of December 31, 2008, the Company’s total amount of gross unrecognized tax benefits was $6.7 million, of which $6.3 million would reduce the Company’s effective tax rate. The amount of accrued interest expense related to uncertain tax positions within the Company’s consolidated financial position at December 31, 2008 was $0.4 million. No material changes have occurred in the liability for unrecognized tax benefits during the nine months ended September 30, 2009. The Company does not expect any significant changes to its unrecognized tax benefit balance over the next twelve months.
The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statements of income (loss).
As of September 30, 2009, the Company and its significant subsidiaries are subject to examination for the years after 2003 in Brazil, after 2004 for Canada and France, as well as after 2005 for the United States and certain states within the United States. The Company is also subject to examinations after 2005 in the remaining states within the United States.
During the second quarter of 2009, the Company made an adjustment to record previously unrecognized deferred tax assets. The adjustment increased the income tax benefit and deferred tax assets by approximately $0.4 million. The Company determined that this adjustment was immaterial to its current and prior period financial statements.
Retirement Plans
For the Company’s two defined benefit pension plans included in continuing operations, the net periodic benefit cost for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Service cost	$15	22	$45	$66
Interest cost	81	80	243	241
Expected return on assets	(65)	(108)	(195)	(324)
Amortization of net loss	22	5	66	14

Net periodic pension cost	$53	$(1)	$159	$(3)

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
As of September 30, 2009, no contributions have been made to these plans and the Company does not expect to make any contributions before the end of the fiscal year.
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
In October 2009, an employee was fatally wounded while performing maintenance at the Company’s manufacturing facility in Springfield, Missouri. The Occupational Safety and Health Administration (OHSA) has commenced a comprehensive investigation at the same facility. No litigation related to this matter is currently pending and, at this time, the likelihood of legal action and the likelihood of exposure resulting from such legal action are not able to be determined. The Company believes that it has adequate insurance to resolve any claims resulting from this incident.
Segment Information
The Company’s business units have separate management teams and offer different products and services. These business units have been aggregated into four reportable business segments. These include three manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Material Handling, 2) Lawn and Garden, and 3) Automotive and Custom. The fourth segment is Distribution of tire, wheel, and undervehicle service products. The aggregation of operating business segments is based on management by the chief operating decision maker for the segment as well as similarities of products, production processes, distribution methods and economic characteristics.
Income (loss) before income taxes for each business segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In addition, restructuring and other unusual charges are included in the related business segment’s operating income (loss), except for consulting fees which are included in Corporate. These consulting fees were $2.4 and $7.7 million for the three and nine months ended September 30, 2009 and $2.3 million for the three and nine months ended September 30, 2008. In computing segment operating income (loss), general corporate overhead expenses and interest expenses are not allocated to other business segments.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Net Sales	2009	2008	2009	2008
Lawn & Garden	$40,809	$60,483	$160,013	$215,766
Material Handling	62,797	66,300	186,375	200,589
Distribution	43,291	48,673	119,767	142,388
Automotive & Custom	23,426	30,580	64,481	95,174
Intra-segment elimination	(4,911)	(6,156)	(17,095)	(19,682)

Sales from continuing operations	$165,412	$199,880	$513,541	$634,235

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income (Loss) Before Income Taxes	2009	2008	2009	2008

Lawn and Garden	$(1,962)	$(1,675)	$10,849	$5,241
Material Handling	3,677	6,953	13,923	19,699
Distribution	4,626	5,256	9,360	14,238
Automotive and Custom	1,592	2,028	1,199	7,020
Corporate	(7,706)	(6,738)	(22,575)	(16,343)
Interest expense-net	(1,982)	(2,684)	(6,482)	(8,373)

Income (loss) from continuing operations before income taxes	$(1,755)	$3,140	$6,274	$21,482

Part I — Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the Third Quarter of 2009 to the Third Quarter of 2008
Net Sales from Continuing Operations:

	Quarter Ended
	September 30,			%
Segment	2009	2008	Change	Change
Lawn & Garden	$40.8	$60.5	$(19.7)	(33)%
Material Handling	$62.8	$66.3	$(3.5)	(5)%
Distribution	$43.3	$48.7	$(5.4)	(11)%
Auto & Custom	$23.4	$30.6	$(7.2)	(23)%
Intra-segment elimination	$(4.9)	$(6.2)	$1.3	20%

TOTAL	$165.4	$199.9	$(34.5)	(17)%

Net sales in the third quarter of 2009 were adversely affected by the weakness in the general economy, which impacted all markets in which the Company sells. The sales decline is primarily due to lower sales volumes.
Net sales in the Lawn and Garden segment in the third quarter of 2009 were down $19.7 million or 33% compared to the third quarter of 2008. Sales in this segment were down as a result of volume declines of $15.0 million, the unfavorable impact of selling prices of $3.8 million and foreign currency translation of the Canadian dollar.
In the Material Handling segment, sales decreased $3.5 million or 5% in the third quarter of 2009 compared to the same quarter in 2008. The unfavorable impact of $3.7 million in selling prices and $0.6 million from foreign currency translation offset increases in sales volume in the third quarter.
Net sales in the Distribution segment decreased $5.4 million or 11% in the third quarter of 2009 compared to the corresponding quarter of 2008. Sales were down primarily due to lower unit volumes of $3.7 million from softer sales of replacement tires and the impact of a weak economy which reduced miles driven. These factors reduced demand for the Company’s tire service and retread consumable supplies. In addition, sales of equipment in the Distribution segment continued to be weak as tire dealers, auto dealers, fleet and other customers reduced capital purchases. Lower selling prices and a change in the mix of products sold also contributed to the decrease in sales quarter over quarter.
In the Auto and Custom segment, net sales in the third quarter of 2009 decreased $7.2 million, or 23% compared to the prior year. The decrease is due to significant volume declines in the automotive, heavy truck, recreational vehicle and marine markets in the third quarter of 2009.
Cost of Sales & Gross Profit from Continuing Operations:

	Quarter Ended
	September 30,
Cost of Sales and Gross Profit	2009	2008
Cost of sales	$128.9	$153.1
Gross profit	$36.5	$46.7
Gross profit as a percentage of net sales	22.1%	23.4%
Gross profit margin decreased to 22.1% in the quarter ended September 30, 2009 compared with 23.4% in the prior year. A reduction in capacity utilization and a resulting increase in unabsorbed overhead more than offset lower raw material prices. In addition, the liquidation of inventories valued at LIFO cost reduced cost of sales by approximately $0.6 million.

Part I — Financial Information
Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

	Quarter Ended
	September 30,
SG&A Expenses	2009	2008	Change
SG&A expenses	$34.4	$40.9	$(6.5)
SG&A expenses as a percentage of sales	20.8%	20.5%	0.3
Selling, general and administrative expenses for the quarter ended September 30, 2009 were $34.4 million, a decrease of $6.5 million from the same period in the prior year. Expenses in 2009 include charges of approximately $3.9 million for severance, the movement of machinery and equipment, and other restructuring activities of the Lawn and Garden businesses as well as consulting costs related to manufacturing and productivity programs for the Material Handling businesses. SG&A expenses in 2008 included $2.6 million of charges primarily related to consulting and other restructuring expenses in the Lawn and Garden business. Excluding these charges, SG&A expenses in the quarter ended 2009 declined $7.8 million compared to the prior year, including a reduction of $5.1 million from freight and selling expenses due to lower sales volumes and savings from restructuring and cost control initiatives.
Impairment Charges from Continuing Operations:
Impairment charges were $1.9 million for the three months ended September 30, 2009. The charges were primarily related to certain property, plant, and equipment in the Company’s manufacturing operations as a result of the Company’s restructuring plans.
Interest Expense from Continuing Operations:

	Quarter Ended
	September 30,			%
Net Interest Expense	2009	2008	Change	Change
Net interest expense	$2.0	$2.7	$(0.7)	(26)%
Outstanding borrowings	$145.0	$199.7	$(54.7)	(27.4)%
Average borrowing rate	5.09%	5.25%	(0.16)	(3.0)%
Net interest expense was $2.0 million for three months ended September 30, 2009, a decrease of 26% compared to $2.7 million in the prior year. The reduction in 2009 interest expense was the result of a reduction in average borrowing levels and lower interest rates.
Income (Loss) Before Taxes from Continuing Operations:

	Quarter Ended
	September 30,			%
Segment	2009	2008	Change	Change
Lawn & Garden	$(2.0)	$(1.7)	$(0.3)	(17)%
Material Handling	$3.7	$7.0	$(3.3)	(47)%
Distribution	$4.6	$5.3	$(0.7)	(12)%
Auto & Custom	$1.6	$2.0	$(0.4)	(22)%
Corporate and interest	$(9.7)	$(9.3)	$(0.4)	(4)%

TOTAL	$(1.8)	$3.1	$(5.1)	(156)%

The loss before taxes of $1.8 million for the quarter ended September 30, 2009 compared with income of $3.1 million in the prior year was primarily due to the impact of significantly lower sales volumes, reduced gross profit and restructuring and impairment charges totaling $5.8 million in 2009 compared to $2.6 million in the prior year.

Part I — Financial Information
Income Taxes from Continuing Operations:

	Quarter Ended
	September 30,
Consolidated Income Taxes	2009	2008
Income (loss) from continuing operations before taxes	$(1.8)	$3.1
Income tax (benefit) expense	(1.2)	$1.4
Effective tax rate	(67.0)%	45.9%
The tax benefit for the third quarter of 2009 reflects an effective rate of 67% compared to tax expense at an effective rate of 45.9% in the prior year. The higher effective tax rate for the quarter ended September 30, 2009 was due to recording a benefit in the quarter of $0.3 million from a reduction in valuation allowances and a benefit of $0.1 million from a reduction in uncertain tax liabilities.
Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008
Net Sales from Continuing Operations:

	Nine Months Ended
	September 30,			%
Segment	2009	2008	Change	Change
Lawn & Garden	$160.0	$215.8	$(55.8)	(26)%
Material Handling	$186.4	$200.6	$(14.2)	(7)%
Distribution	$119.8	$142.4	$(22.6)	(16)%
Auto & Custom	$64.5	$95.2	$(30.7)	(32)%
Intra-segment elimination	$(17.2)	$(19.8)	$2.6	13%

TOTAL	$513.5	$634.2	$(120.7)	(19)%

Net sales for the nine months ended September 30, 2009 were adversely affected by the weakness in the general economy, which impacted all segments of the Company’s business. The sales decline is primarily due to lower sales volumes and a decrease of $16.8 million from the adverse effect of foreign currency translation primarily for the Canadian dollar.
Net sales in the Lawn and Garden segment for the nine months ended September 30, 2009 were down $55.8 million or 26% compared to the nine months ended September 30, 2008. Approximately $13.2 million of the decrease was due to foreign currency translation from the unfavorable impact of the exchange rates for the Canadian dollar. Excluding the impact of foreign currency translation, sales were down $42.6 million. Volume declines of $43.8 million were partially offset by increases of $1.2 million from higher selling prices.
In the Material Handling segment, sales decreased $14.2 million or 7% for the nine months ended September 30, 2009 compared to the same period in 2008. Sales were down $11.7 million due to lower selling prices and the unfavorable impact from foreign currency translation and $2.5 million related to the impact of lower volumes in 2009.
Net sales in the Distribution segment decreased $22.6 million or 16% for the nine months ended September 30, 2009 compared to 2008. Sales were down primarily due to lower unit volumes of $17.0 million from softer sales of replacement tires and the impact of a weak economy which reduced miles driven. These factors reduced demand for the Company’s tire service and retread consumable supplies. In addition, sales of equipment in the Distribution segment continued to be weak as tire dealers, auto dealers, fleet and other customers reduced capital purchases. Lower selling prices also contributed to the balance of the decrease in sales quarter over quarter.
In the Auto and Custom segment, net sales for the nine months ended September 30, 2009 decreased $30.7 million, or 32% compared to the prior year. The decrease is due to significant volume declines in the automotive, heavy truck, recreational vehicle and marine markets in the first nine months of 2009.

Part I — Financial Information
Cost of Sales & Gross Profit from Continuing Operations:

	Nine Months Ended
	September 30,
Cost of Sales and Gross Profit	2009	2008
Cost of sales	$380.2	$482.0
Gross profit	$133.3	$152.2
Gross profit as a percentage of net sales	26.0%	24.0%
Gross profit margin increased to 26.0% for the nine months ended September 30, 2009 compared with 24.0% in the prior year primarily due to lower raw material costs, primarily for plastic resins, in the first nine months of 2009 compared to the same period in 2008. In addition, the liquidation of inventories valued at LIFO cost reduced cost of sales by approximately $3.2 million in the nine months ended September 30, 2009. The impact of lower raw material costs more than offset increased manufacturing expense due to a reduction in capacity utilization and increased unabsorbed overhead.
Selling, General and Administrative (SG&A) Expenses from Continuing Operations:

	Nine Months Ended
	September 30,
SG&A Expenses	2009	2008	Change
SG&A expenses	$116.4	$122.4	$(6.0)
SG&A expenses as a percentage of sales	22.7%	19.3%	3.4
Selling, general and administrative expenses for the nine months ended September 30, 2009 were $116.4 million, a decrease of $6.0 million from the same period in the prior year. Expenses in 2009 include charges of approximately $14.8 million for severance, the movement of machinery and equipment and other restructuring activities of the Lawn and Garden businesses as well as consulting costs related to manufacturing and productivity programs for the Material Handling businesses. SG&A expenses in 2008 included $4.3 million of charges, primarily related to consulting and severance costs in the Company’s Lawn and Garden business and other costs for an executive retirement plan. Excluding these charges, SG&A expenses in the nine months ended September 30, 2009 declined $16.5 million compared to the prior year primarily from reduced freight and selling expenses due to lower sales volumes and savings from restructuring and cost control initiatives.
Impairment Charges from Continuing Operations:
For the nine months ended September 30, 2009, the Company continued the implementation of its restructuring plans and productivity programs in its manufacturing businesses. In connection with these activities, the Company recorded impairment charges of $2.4 million related to restructuring its Lawn and Garden business and $1.8 million in the Auto and Custom Segment as a result of closing manufacturing facilities.
Interest Expense from Continuing Operations:

	Nine Months Ended
	September 30,			%
Net Interest Expense	2009	2008	Change	Change
Interest expense	$6.5	$8.4	$1.9	(22.6)%
Outstanding borrowings	$145.0	$199.7	$(54.7)	(27.4)%
Average borrowing rate	5.16%	5.62%	(0.46)	(8.2)%
Net interest expense was $6.5 million for the nine months ended September 30, 2009, a decrease of 22.6% compared to $8.4 million in the prior year. The reduction in 2009 interest expense was the result of a reduction in average borrowing levels and lower interest rates.

Part I — Financial Information
Income Before Taxes from Continuing Operations:

	Nine Months Ended
	September 30,			%
Segment	2009	2008	Change	Change
Lawn & Garden	$10.8	$5.2	$5.6	107%
Material Handling	$13.9	$19.7	$(5.8)	(29)%
Distribution	$9.4	$14.2	$(4.9)	(34)%
Auto & Custom	$1.2	$7.0	$(5.8)	(83)%
Corporate and interest	$(29.0)	$(24.6)	$(4.3)	(18)%

TOTAL	$6.3	$21.5	$(15.2)	(71)%

Income before taxes for the nine months ended September 30, 2009, was lower than the same period in the prior year due to the impact of significantly lower sales volumes and restructuring and impairment charges totaling $19.3 million in 2009 compared to $4.6 million in the prior year. These factors were partially offset by a reduction in certain raw material costs.
Income Taxes from Continuing Operations:

	Nine Months Ended
	September 30,
Consolidated Income Taxes	2009	2008
Income before taxes	$6.3	$21.5
Income tax expense	$1.3	$8.3
Effective tax rate	21.1%	38.7%
The effective tax rate decreased to 21.1% for the nine months ended September 30, 2009 compared to 38.7% in the prior year. The decrease is partially attributable to changes in the mix of domestic and foreign composition of income and the related foreign tax rate differences. In 2009, the Company made an adjustment to record previously unrecognized deferred tax assets which increased the income tax benefit and deferred tax assets by approximately $0.4 million. The Company determined that this adjustment was immaterial to its current and prior period financial statements. In addition, in 2009 the Company recognized tax benefits of $0.3 million from a reduction in valuation allowances and approximately $0.2 million from a reduction of uncertain tax liabilities.
Liquidity and Capital Resources
Cash provided by operating activities from continuing operations was $32.5 million for the nine months ended September 30, 2009 compared to $13.4 million for the nine months ended September 30, 2008. The increase in cash provided by operations was primarily attributable to a $23.7 million increase from working capital which more than offset a decline of $4.6 million in cash generated from income, depreciation and other non-cash charges.
The increase in cash flow provided by working capital was primarily the result of a reduction of inventory that generated $16.5 million in the nine months ended September 30, 2009 compared to 2008. The reductions in inventory in 2009 resulted from ongoing restructuring programs, particularly in the Lawn and Garden segment, and other working capital initiatives. In addition, the Company used $19.0 million less cash for accounts payable and other current liabilities in 2009 compared to 2008. During the nine months ended September 30, 2008, cash used for accounts payable and accrued expenses was significantly impacted by the payment of income taxes, a special dividend and other expenses related to the Company’s terminated merger agreement. These benefits to cash flow were partially offset by a decrease of $4.1 million in cash provided by accounts receivable and $7.8 million used for prepaid expenses in the nine months ended September 30, 2009.
Capital expenditures were approximately $6.4 million for the nine months ended September 30, 2009 and are expected to be in the range of $15 to $20 million for the year. The Company also paid $1.2 million for the remaining 50% interest in Amerikan LLC, a previously held equity investment, and received $2.8 million in proceeds from the sale of fixed assets. In addition, the Company used cash to pay dividends of $6.3 million in the nine months ended September 30, 2009.

Part I — Financial Information
Total debt at September 30, 2009 was approximately $145.0 million compared with $171.6 million at December 31, 2008. The Company’s Credit Agreement provides available borrowing up to $250 million and, as of September 30, 2009, the Company had approximately $207 million available under this agreement. The Credit Agreement expires in October 2011 and, as of September 30, 2009 the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended September 30, 2009 are shown in the following table:

	Required Level		Actual Level
Interest Coverage Ratio	2.5 to 1	(minimum)	4.09
Leverage Ratio	3.5 to 1	(maximum)	2.01
The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service into the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on variable rate debt levels at September 30, 2009, if market rates increase one percent, the Company’s interest expense would increase approximately $0.5 million, annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in US dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company maintains a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items and, accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of September 30, 2009, the Company had no foreign currency arrangements or contracts in place.
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

MYERS INDUSTRIES, INC.
Date: November 4, 2009	By:	/s/ Donald A. Merril
Donald A. Merril
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

2(a)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**
2(b)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on January 16, 2007.**
2(c)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20, 2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**

2(d)	Agreement and Plan of Merger among Myers Industries, Inc., MYEH Corporation and MYEH Acquisition Corporation, dated April 24, 2007. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 26, 2007.**
2(e)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated December 10, 2007. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on December 10, 2007.
2(f)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated April 3, 2008. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008.
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*
10(f)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(g)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*
10(h)	First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009.*
10(i)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(j)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*
10(k)	Employment Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 22, 2009.*
10(l)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 22, 2009.*
10(m)	Amendment to Myers Industries, Inc. Executive Supplemental Retirement Plan (David B. Knowles) effective June 19, 2009. Reference is made to Exhibit 10.3 to Form 8-K filed with the Commission on June 22, 2009.*
10(n)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*

EXHIBIT INDEX

10(o)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*
10(p)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*
10(q)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*
10(r)	Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.
10(s)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.
10(t)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Donald A. Merril, Vice President (Chief Financial Officer) of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr Myers, President and Chief Executive Officer, and Donald A. Merril, Vice President (Chief Financial Officer), of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.