Form 10-K
period 2009-12-31
MYERS INDUSTRIES INC
filed 2010-03-12
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2009: $268,599,610.

Indicate the number of shares outstanding of registrant’s common stock as of February 26, 2010: 35,289,970 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	Business

(a)	General Development of Business

Myers Industries, Inc. (the “Company” or “Myers Industries”) was founded in Akron, Ohio, in 1933. Since then, the Company has grown from a small storefront distributing tire service supplies into an international manufacturing and distribution enterprise. In 1971, the Company went public, and the stock is traded today on the New York Stock Exchange under the ticker symbol MYE.

Still headquartered in Akron, Ohio, Myers Industries has become a premier, international manufacturing and distribution business. Today, the Company manufactures a diverse range of polymer products for industrial, agricultural, automotive, commercial and consumer markets. Myers Industries is a leader in the manufacturing of plastic reusable material handling containers and pallets and North America’s leading producer of plastic horticultural pots, trays and flower planters. Other principal product lines include plastic storage and organization containers, plastic OEM parts, rubber tire repair products and custom plastic and rubber products.

The Company is also the largest wholesale distributor of tools, equipment and supplies for the tire, wheel and undervehicle service industry in the United States. The distribution products range from tire balancers and alignment systems to valve caps, tire repair tools and other consumable service supplies.

As of March 10, 2010, the Company operates 18 manufacturing facilities and 39 distribution branches located throughout North, Central and South America; has approximately 12,000 manufactured products and 10,000 distributed products; and approximately 3,100 employees.

Serving customers around the world, products and related services from Myers Industries’ brands provide a wide range of performance benefits to customers in diverse niche markets. Some of these benefits include increasing productivity, lowering material handling costs, improving product quality, reducing labor costs, shortening assembly times, eliminating solid waste and increasing profitability. The Company’s business strategy — the “Strategic Business Evolution” — is focused on sustainable, profitable growth guided by five key operating principles: 1) Business Growth, 2) Customer Satisfaction, 3) Cost Control, 4) Organizational Development and 5) Positioning the Business for the Future. Applying these principles to our business, the Company emphasizes:

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

The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to the Consolidated Financial Statements under Item 7 of this report.

(c)	Description of Business

The Company conducts its business activities in four distinct business segments, including three in manufacturing and one in distribution. The manufacturing segments consist of: Material Handling, Lawn and Garden, and Automotive and Custom. In 2009, the Company sold substantially all the assets of its Michigan Rubber Products, Inc. and Buckhorn Rubber Products, Inc. businesses which were included in the Automotive and Custom segment. As a result, these businesses were moved to discontinued operations in the third quarter of 2009.

In our manufacturing segments, we design, manufacture, and market a variety of plastic and rubber products. These range from plastic reusable material handling containers and small parts storage bins to plastic horticultural pots and hanging baskets, decorative resin planters, plastic OEM parts, tire repair materials and custom plastic and rubber products.

The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and undervehicle service on passenger, heavy truck and off-road vehicles.

The following table summarizes the key attributes of our business segments in continuing operations for the year ended December 31, 2009:

2009
Continuing	Lawn and Garden	Material Handling	Distribution	Automotive and Custom
Operations	Segment	Segment	Segment	Segment

Net Sales	$220mm	$254mm	$163mm	$86mm
% of Total Net Sales	31%	36%	23%	10%
Key Product Areas	• Plastic Horticultural Pots, Trays, Flats & Hanging Baskets • Decorative Resin Planters • Custom Products	• Plastic Reusable Containers & Pallets • Plastic Storage & Organization Products • Plastic Carts • Metal Carts • Wooden Dollies • Custom Products	• Tire Valves & Accessories
•   Tire Changing & Balancing Equipment
•   Lifts & Alignment Equipment
•   Service Equipment
•   Hand Tools
•   Tire Repair & Retread Equipment & Supplies
			• Brake, Transmission & Allied Service Equipment & Supplies	• Rubber & Plastic Original Equipment & Replacement Parts • Tire Repair & Retreading Products • Highway Markings • Industrial Rubber • Custom Rubber & Plastic Products
Product Brands	• Dillen® • ITML® • Listotm • Pro Cal® • Planters’ Pride® • Akro-Mils Lawn & Garden®	• Akro-Mils® • Buckhorn® • Myers do Brasil®	• Myers Tire Supply® • Myers Tire Supply International®	• Ameri-Karttm • Patch Rubbertm • WEK®
Key Capabilities & Services	• Product Design • Prototyping • Testing • Material Formulation • Injection Molding • Thermoforming • Co-Extrusion Thermoforming • Custom Printing & Labeling • Material Regrind & Recycling	• Product Design • Prototyping • Product Testing • Material Formulation • Injection Molding • Structural Foam Molding • Metal Forming • Wood Fabrication • Powder Coating • Material Regrind & Recycling	• Broad Sales Coverage • Local Sales & Inventory • International Distribution • Personalized Service • National Accounts • Product Training • Repair/Service Training • New Products “Speed to Market”	• Rubber Mixing • Rubber Compounding • Rubber Calendering • Rubber Extrusion • Rubber Injection Molding • Plastic Blow Molding • Co-Extrusion Blow Molding • Plastic Rotational Molding
Representative Markets	• Horticulture: - Growers - Nurseries - Greenhouses - Retail Garden Centers • Consumer - Retail Garden Centers - Retail Home Centers	• Agriculture • Automotive • Commercial • Food Processing • Food Distribution • Healthcare • Industrial • Manufacturing • Retail Distribution	• Retail Tire Dealers • Truck Tire Dealers • Auto Dealers • Commercial Auto & Truck Fleets • General Repair & Services Facilities • Tire Retreaders • Governmental Agencies	• Automotive OEM • Industrial • Mining • Recreational Marine • Recreational Vehicle • Road Construction • Sporting Goods • Tire Repair • Telecommunications

Manufacturing Segments Overview

Lawn and Garden Segment

The Company’s Lawn and Garden Segment includes the Dillen®, ITML®, Pro Cal®, Listotm, and Planters’ Pride and Akro-Mils Lawn & Gardentm brands, which serve the horticultural container needs of the North American floriculture/ horticulture market. Our product selection, manufacturing capabilities, quality and customer service rank at the top of our category in the market, which spans growers with 80-plus acre greenhouse facilities to small regional nurseries to retail garden centers and retail home centers.

In 2009, the Company completed a realignment of its Lawn and Garden Segment. This resulted in the decision to close three facilities and reallocate production to the segment’s other remaining facilities. These initiatives enabled the Company to consolidate manufacturing and capacity, optimize distribution and supply chain channels, and drive increased productivity and customer service excellence through improved forecasting, workflow, and inventory management programs.

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

In addition to Listo, two other brands in the retail channel of the Lawn and Garden Segment include Planters’ Pride® and Akro-Mils Lawn & Garden Products®. Planters’ Pride, has a diverse product offering dedicated to the beginning gardener. Featured products include a wide range of Fiber Grow® seed starting kits with 100 percent peat free renewable coir pellets and other garden accessories, backed by customizable retail displays. Akro-Mils Lawn & Garden provides a wide range of plastic patio pots, planters and hanging baskets as well as watering cans and other related items for the home gardener.

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

The Buckhorn brand offers a product selection rich in both breadth and depth, as well as a direct sales force with the packaging and material handling expertise that makes Buckhorn a key solutions partner for our customers. Buckhorn’s product line spans injection-molded hand-held containers and totes; injection and structural foam-molded bulk transport containers in both collapsible and fixed-wall styles; and injection and structural foam pallets. Buckhorn also produces custom material handling packaging. Customers rely on Buckhorn’s single-source efficiency and the productivity and profitability benefits delivered through value-added innovation, broad product selection, quality and packaging conversion services.

Buckhorn hand-held containers include attached lid, detached lid, bi-color and specialty styles that stack and/or nest for efficient space usage, thus lowering freight and storage costs. In manufacturing plants across North America, our container and pallet systems are reused hundreds of times to ship products such as small fasteners or large components from suppliers directly to assembly areas— protecting parts throughout the supply chain and reducing scrap rates. Our attached lid containers and pallets are used in retail distribution centers to organize inventory, sort orders and then transport products directly to stores. In the food processing and distribution industry, our specialty containers provide superior protection to food products while in transit and are more sanitary than cardboard boxes. For example, case-ready, packaged meats are delivered from processors to retailers in containers designed to accommodate specific cuts and package sizes, while maintaining optimal airflow for chilling.

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

Examples of bulk container applications include our SeedBoxestm, which are used by leading seed distributors to efficiently transport and dispense up to 2,500 lbs. of their products. The unique SeedBox can be emptied in approximately 30 seconds, then broken down for return shipping and refilling, thus eliminating waste created by traditional seed bags. Manufacturers of tomato paste employ our Caliber® and Citadel® bulk containers to move processed tomato products across the country in railcars. The smooth-sided, impact-resistant containers replace wooden crates and steel containers that can cause product damage and contamination. Citadel containers can carry up to 3,000 lbs. / 300 gallons of liquefied product, safely stack when fully loaded and are designed for long-term indoor or outdoor storage of loads. This product line is applicable to other food processing and ingredient niches such as concentrates, oils, syrups and similar products.

Buckhorn’s plastic pallets interwork with the hand-held containers and totes to create a completely reusable system and provide efficient space utilization in plants, warehouses and truck trailers — helping customers to reduce storage and freight costs. Buckhorn also produces a wide range of specialty pallets for niche-type shipping applications, such as drum pallets for chemical and liquid transport.

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

Akro-Mils products deliver storage and organization solutions in a wide variety of applications, from creating assembly line workstations to organizing medical supplies and retail displays. Emphasis is placed on product bundling and customizing systems to create specific storage and organization configurations for customers’ operations. For example, industrial manufacturers with specialized tool and parts storage areas— known as “tool cribs”— use a combination of Akro-Mils bins, racking, locking cabinets, work tables and transport carts to speed assembly times, maintain accurate inventories and reduce loss. Metal carts and dollies are paired with custom-made containers to create unique transport systems capable of handling parts and components both small and large. Our powder coating / painting capability allows for high-quality, scratch-resistant finishing of metal products in a multitude of colors and finish styles.

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

Automotive and Custom Segment

Myers Industries serves diverse niche markets and customers with rubber and plastic products from the Automotive and Custom Segment. Through our Ameri-Karttm, Patch Rubbertm and WEKtm brands, we provide an array of engineered plastic original equipment and replacement parts, tire repair materials and custom rubber and plastic components and materials. We offer a unique combination of product design, molding and finishing expertise to support our customers’ needs for efficient, single sourcing of parts and turnkey custom product development. In addition to our plastics molding capabilities, we utilize a full range of rubber molding processes that include: injection molding; compounding, calendering and extrusion; 3-D co-extrusion blow molding. Additional capabilities include custom rubber formulation, mixing and testing.

The WEK brand supports passenger car and truck manufacturers to create plastic components and assemblies for a wide variety of vehicle platforms. Our molding and assembly capabilities produce a diversified product mix, which includes: HVAC components, tubing assemblies and other custom items. The Company’s focus in the automotive arena is on highly engineered, niche products for select automotive platforms and strategic, long-term customers who reward their value-added manufacturing partners.

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

Other custom products represent a wide range of markets and applications. These include: plastic elevated toilet seats and tub rails for the healthcare market, specialty tapes used for cable splicing in the telecommunications industry and custom rubber linings for material handling conveyors.

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

Within the continental United States, we provide widespread distribution and sales coverage from 33 branches positioned in major metropolitan areas. Each branch operates as a profit center and is staffed by a branch manager, sales and warehouse personnel. Internationally, we have three branches in Canada and three in Central America. Sales personnel from our Akron, Ohio headquarters cover niche markets in the Far East, Middle East, South Pacific and South America.

We purchase products from trusted, industry-leading manufacturers to ensure quality is delivered to our customers. Each of the brand-name products we sell is associated with superior performance in its respective area. Some of these well-known brands include: Chicago Pneumatic air tools; Hennessy tire changing, balancing and alignment equipment; Corghi tire changers and balancers; Ingersoll-Rand air service equipment; John Bean Co. tire balancing and changing equipment; Rotary lifts and related equipment; and our own Patch Rubber brand tire patches, and repair supplies.

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

Customer Dependence

In 2009, the Company’s largest customer accounted for approximately 13% of total net sales. During 2008 and 2007, no single customer accounted for more than four percent of the Company’s total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive, personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Employees

As of December 31, 2009, Myers Industries had a total of 3,099 full-time and part-time employees. Of these, 2,538 were employed in the Company’s manufacturing segments, including: 790 in the Material Handling Segment, 591 in the Automotive and Custom Segment, and 1,157 in the Lawn and Garden Segment. The Distribution Segment employed 487 personnel. The Company’s corporate offices had 74 employees.

As of December 31, 2009, the Company had no employees who were members of unions.

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

Also, we make our SEC filings available free of charge on our own internet site as soon as reasonably practicable after we have filed with the SEC. Our internet address is http://www.myersind.com. The content on the Company’s website is available for informational purposes only, and is not incorporated by reference into this Form 10-K.

Corporate Governance.  We have a Code of Business Conduct for our employees and members of our Board of Directors. A copy of this Code is posted on our website. We will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of this Code with respect to our executive officers or directors by disclosing the nature of that amendment or waiver.

Our website also contains additional information about our corporate governance policies, including the charters of our standing board committees. Any of these items are available in print to any shareholder who requests them. Requests should be sent to Corporate Secretary, Myers Industries, Inc., 1293 S. Main Street, Akron, Ohio 44301.

ITEM 1A.	Risk Factors

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding the Company’s 2010 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. The Company’s actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

Risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements include:

Any significant increase in the cost of raw materials or disruption in the availability of raw materials could adversely affect our performance.

Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices. Our primary raw materials include plastic resins, colorants and natural and synthetic rubbers. Plastic resins in particular are subject to substantial short term price fluctuations, including those arising from supply shortages and changes in the price of natural gas, crude oil and other petrochemical intermediates from which resins are produced, as well as other factors. Over the past several years, we have at times experienced rapidly increasing resin prices. The Company’s revenue and profitability may be materially and adversely affected by these price fluctuations.

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

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Brazil. For the twelve months ended December 31, 2009, international net sales accounted for approximately 14% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

A significant portion of our sales are derived from a single customer.

Approximately 13% of our total net sales from continuing operations for the year ended December 31, 2009 were with a single customer. We anticipate that sales to this customer will also be more than 10% of total sales in 2010. There can be no assurances that this relationship will continue or that we will be able to maintain this volume of sales from this relationship in the future. A substantial decrease or loss of these sales could have a material adverse effect on our operating performance. There can be no assurance that in such event, the Company will be able to redeploy its machinery and equipment in such a manner as to avoid an adverse impact on its utilization of manufacturing capacity or how long such impact may continue.

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

Equity Ownership Concentration

Descendents of the Company’s co-founder Louis S. Myers beneficially owned approximately 12.34% of the Company’s outstanding common shares as of March 10, 2010. Stephen E. Myers, former Chief Executive Officer of the Company beneficially owned approximately 7.84% of the Company’s outstanding common shares as of such date, and Kathryn A. Myers and Ellen J. Myers, as co-trustees of the trust established by their late mother Mary S. Myers, beneficially owned approximately 4.58% of the Company’s outstanding common shares as of such date. Combined, these individuals have sufficient voting power to influence actions requiring the approval of our shareholders.

Legal & Regulatory Actions

Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse affect on the Company’s financial results.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth by segment certain information with respect to properties owned by the Company:

Distribution

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Warehousing
Akron, Ohio	31,000	2	Warehousing
Pomona, California	17,700	1	Sales and distribution
Englewood, Colorado	9,500	1	Sales and distribution
Phoenix, Arizona	8,200	1	Sales and distribution
Indianapolis, Indiana	7,800	2	Sales and distribution
Cincinnati, Ohio	7,500	1	Sales and distribution
York, Pennsylvania	7,400	3	Sales and distribution
Minneapolis, Minnesota	5,500	1	Sales and distribution
Charlotte, North Carolina	5,100	1	Sales and distribution
Syracuse, New York	4,800	1	Sales and distribution
Franklin Park, Illinois	4,400	1	Sales and distribution

Manufacturing
Sandusky, Ohio	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Dawson Springs, Kentucky	209,000	36	Held for sale
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Sparks, Nevada	185,000	11	Held for sale
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, N. Carolina	172,000	20	Manufacturing and distribution
Shelbyville, Kentucky	160,000	8	Held for sale
Bristol, Indiana	166,000	12	Manufacturing and distribution
Jefferson, Ohio	115,000	11	Manufacturing and distribution
Lugoff, S. Carolina	115,000	12	Held for sale
Waco, Texas	60,000	5	Manufacturing and distribution
Reidsville, North Carolina	53,000	17	Manufacturing and distribution

The following table sets forth by segment certain information with respect to facilities leased by the Company:

Manufacturing

	Approximate
	Floor Space	Expiration Date
Location	(Square Feet)	of Lease	Use

Middlefield, Ohio	632,000	September 30, 2025	Manufacturing and distribution
Brantford, Ontario, Canada	216,000	January 9, 2012	Manufacturing and distribution
Cassopolis, Michigan	210,000	October 31, 2010	Manufacturing and distribution
Reidsville, N. Carolina	171,000	July 17, 2013	Manufacturing and distribution
Jaguariuna, Brazil	54,000	March 30, 2012	Manufacturing and distribution
Burlington, Ontario, Canada	46,000	January 9, 2012	Manufacturing and distribution
Milford, Ohio	22,000	August 31, 2010	Administration and sales

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

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2009. Executive officers are appointed annually by the Board of Directors.

		Years as
Name	Age	Executive Officer	Title

John C. Orr	59	7	President and Chief Executive Officer
Donald A. Merril	45	4	Vice President, Chief Financial Officer and Corporate Secretary
David B. Knowles	49	1	Executive Vice President and Chief Operating Officer

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

Mr. Merril, Vice President, Chief Financial Officer and Corporate Secretary, was appointed to his current position on April 26, 2006. Mr. Merril joined the Company on January 25, 2006, prior to that he was with Newell Rubbermaid Inc. — Rubbermaid Home Products Division, where he served as Vice President and Chief Financial Officer since 2003. Mr. Merril joined Newell Rubbermaid in 2001 where he served as Chief Financial Officer of Newell Rubbermaid — Little Tikes.

Mr. Knowles joined the Company and was named Executive Vice President and Chief Operating Officer on June 19, 2009. Prior to that, he was President and Chief Executive Officer of Aristech Acrylics LLC since 2003.

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

The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of shareholders of record at December 31, 2009 was 1,665. High and low stock prices and dividends for the last two years were:

2009	Sales Price
Quarter Ended	High	Low	Dividends

March 31	$8.28	$2.91	.06
June 30	10.67	6.52	.06
September 30	11.00	7.52	.06
December 31	10.85	7.99	.06

2008	Sales Price
Quarter Ended	High	Low	Dividends

March 31	$15.09	$9.73	.06
June 30	13.70	8.13	.06
September 30	14.20	7.43	.06
December 31	12.94	4.80	.06

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table which is incorporated herein by reference.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2009

		2004	2005	2006	2007	2008	2009
Myers Industries Inc.	Return% Cum $	100	15.15 135.36	8.75 147.20	-4.94 139.92	-43.24 79.42	17.18 79.70
S&P 500 Index — Total Return	Return% Cum $	100	4.89 116.30	15.79 134.66	5.50 142.07	-36.99 89.51	26.45 102.08
S&P 600 Index — Total Return	Return% Cum $	100	7.68 132.07	15.11 152.03	-0.30 151.58	-31.07 104.49	25.57 106.98

ITEM 6.	Selected Financial Data
Thousands of Dollars, Except Per Share Data

	2009	2008	2007	2006	2005

Operations for the Year
Net sales	$701,834	$813,541	$855,705	$699,312	$654,642
Cost of sales	530,939	616,879	628,748	505,735	483,713
Selling	70,999	88,819	95,007	73,649	64,823
General and administrative	77,297	72,394	86,684	62,864	59,025
Impairment charges(1)	5,462	70,148	0	0	0
Other income(2)	0	0	(26,750)	0	0
Interest — net	8,304	11,336	15,292	15,644	15,298

	693,001	859,577	798,981	657,892	622,859

Income (loss) from continuing operations before income taxes	8,833	(46,035)	56,724	41,420	31,783
Income taxes	1,838	(286)	19,985	14,910	12,677

Income (loss) from continuing operations	6,995	(45,749)	36,739	26,510	19,106

Income (loss) from continuing operations per basic and diluted share	$.20	$(1.30)	$1.05	$.76	$.55

Financial Position — At Year End
Total assets	$509,966	$568,900	$697,552	$661,983	$765,260

Current assets	206,548	232,648	277,809	307,523	289,581
Current liabilities	169,025	96,970	158,475	134,727	128,575

Working capital	37,523	135,678	119,335	172,796	161,006
Other assets	145,000	137,347	205,773	203,160	279,958
Property, plant and equipment — net	158,418	198,905	213,970	151,300	195,722
Less:
Long-term debt, less current portion	38,890	169,546	167,253	198,275	249,524
Other long term liabilities	5,682	6,396	4,014	12,922	12,667
Deferred income taxes	38,371	43,149	50,540	35,401	35,093

Shareholders’ Equity	257,998	252,839	317,270	280,659	$339,401

Common Shares Outstanding	35,286,129	35,235,636	35,180,192	35,067,230	34,806,393

Book Value Per Common Share	$7.31	$7.18	$9.02	$8.00	$9.75

Other Data
Dividends(3)	$8,436	$8,451	$17,495	$7,174	$6,947
Dividends per Common Share(3)	0.24	0.24	0.50	0.20	0.20

Average Basic Common Shares
Outstanding during the year	35,266,939	35,211,811	35,140,581	34,978,269	34,724,488

(1)	In 2009, the Company had impairment charges of $5.5 million related to certain property, plant and equipment related to the restructuring plans in its manufacturing segments. The fourth quarter of 2008, includes a goodwill impairment charge of $60.1 million related to the Company’s Automotive and Custom segment and impairment charges of $10.0 million for long-lived assets in the Lawn and Garden Segment.

(2)	A non-operating income gain of $26.8 million ($35.0 million, net of related expenses) was recognized during the fourth quarter of 2007. This income resulted from a termination fee paid in connection with the Company’s proposed merger.

(3)	Dividends in 2007 include a special dividend for $9.9 million accrued but not paid until 2008.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Results of Operations: 2009 versus 2008

Net Sales from Continuing Operations:

Segment	2009	2008	Change	% Change

Lawn & Garden	$220.3	$272.8	$(52.5)	(19)%
Material Handling	$254.1	$261.2	$(7.1)	(3)%
Distribution	$163.0	$187.1	$(24.1)	(13)%
Auto & Custom	$86.0	$119.7	$(33.7)	(28)%
Inter-segment elimination	$(21.5)	$(27.3)	$(5.7)	(21)%

TOTAL	$701.8	$813.5	$(111.7)	(14)%

Net sales for the 2009 were adversely affected by the weakness in the general economy, which impacted all segments of the Company’s business. The sales decline was primarily due to lower sales volumes. In addition, lower selling prices reduced sales approximately $22 million and sales declined $13 million from the adverse effect of foreign currency translation, primarily the Canadian dollar.

Net sales in the Lawn and Garden segment in 2009 were down $52.5 million or 19% compared to 2008. Approximately $10.4 million of the decrease was due to foreign currency translation from the unfavorable impact of the exchange rates for the Canadian dollar. Excluding the impact of foreign currency translation, sales declined due to reduced volumes of $36.8 million and $5.3 million resulting from lower selling prices.

In the Material Handling segment, sales decreased $7.1 million or 3% in 2009 compared to the prior year. The decrease reflects the impact of $14.3 million from lower selling prices and $2.3 million of unfavorable impact from foreign currency translation, which was partially offset by higher volumes. Sales of custom molded pallets offset significant declines for other reusable containers and storage systems.

Net sales in the Distribution segment decreased $24.1 million or 13% in 2009 compared to 2008. Sales were down $17.6 million due to lower volumes from softer sales of replacement tires and the impact of a weak economy which reduced miles driven. These factors reduced demand for the Company’s tire service and retread consumable supplies. In addition, sales of equipment in the Distribution segment continued to be weak as tire dealers, auto dealers, fleet and other customers reduced capital purchases. Slightly lower selling prices also contributed to the decline in sales in 2009.

In the Auto and Custom segment, net sales in 2009 decreased $33.7 million, or 28% compared to 2009. The decrease is due to significant volume declines in the automotive, recreational vehicle, marine and custom markets.

Cost of Sales & Gross Profit from Continuing Operations:

Cost of Sales and Gross Profit	2009	2008

Cost of sales	$530.9	$616.9
Gross profit	$170.9	$196.7
Gross profit as a percentage of sales	24.3%	24.2%

Gross profit margin in 2009 of 24.3% was virtually unchanged compared to 2008. Raw material costs, primarily for plastic resins, were lower in 2009 compared to the prior year. In addition, the liquidation of inventories valued at LIFO cost reduced cost of sales by approximately $4.0 million in 2009. The impact of lower raw material costs and the liquidation of LIFO inventories was offset by reductions in selling prices, unfavorable product mix and increased unabsorbed overhead due to lower volumes.

Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

SG&A Expenses	2009	2008	Change

SG&A expenses	$148.3	$161.2	$(12.9)
SG&A expenses as a percentage of sales	21.1%	19.8%	(1.3)

Selling and administrative expenses decreased $12.9 million or 8% compared with 2008. Expenses in 2009 include charges of approximately $16.6 million for consulting fees, severance, movement of machinery and equipment and other restructuring activities of the Company’s manufacturing businesses. SG&A expenses in 2008 included $7.4 million of charges related to consulting and severance costs in restructuring the Company’s Lawn and Garden business. Excluding these charges, SG&A expenses in 2009 declined $22.1 million compared to 2008, primarily from reduced freight and selling expenses due to lower sales volumes and savings from restructuring and cost control initiatives.

Impairment Charges from Continuing Operations:

In 2009, the Company continued the implementation of restructuring plans and productivity programs in its manufacturing businesses. In connection with these activities, the Company recorded impairment charges of $2.0 million related to restructuring its Lawn and Garden business, $1.3 million for its Material Handling business, and $2.2 million in the Auto and Custom Segment. The impairment charges are the result of closing manufacturing facilities in 2009.

In 2008, the Company recorded impairment charges of $70.1 million. This includes a charge of $60.1 million for goodwill in the Automotive and Custom Segment. The impairment was attributable to the significant decline in demand over the latter part of 2008 and unfavorable projections for sales in the automotive, heavy truck, recreational vehicle, marine and other industrial markets at the end of 2008. Also, in connection with the Company’s restructuring of the Lawn and Garden business, a charge of $10.0 million was recorded to reflect the impairment of certain property, plant, and equipment and intangible assets.

Interest Expense from Continuing Operations:

Net Interest Expense	2009	2008	Change	% Change

Interest expense	$8.3	$11.3	$(3.0)	(27)%
Outstanding borrowings	$104.3	$171.6	$(67.3)	(39)%
Average borrowing rate	5.25%	5.81%	(.56)	(10)%

Net interest expense in 2009 decreased $3.0 million because of lower average borrowing levels and lower interest rates.

Income Before Taxes from Continuing Operations:

Segment	2009	2008	Change	% Change

Lawn & Garden	$16.7	$(1.8)	$18.5	—
Material Handling	$13.6	$26.6	$(13.0)	(49)%
Distribution	$13.7	$17.5	$(3.8)	(22)%
Auto & Custom	$0.8	$(54.2)	$55.0	—
Corporate and interest	$(35.9)	$(34.2)	$(1.7)	(5)%

Income (Loss)	$8.8	$(46.0)	$54.8	—

Income before taxes in 2009 was $8.8 million compared to a loss of $46.0 million in 2008. Results were significantly impacted by restructuring and impairment charges totaling $24.8 million in 2009 and $78.1 million in 2008, including a $60.1 million goodwill impairment charge.

Income Taxes from Continuing Operations	2009	2008

Income (loss) before taxes	$8.8	$(46.0)
Income tax (benefit) expense	$1.8	$(0.3)
Effective tax rate	20.8%	0.6%

The effective tax rate increased to 20.8% in 2009 compared to 0.6% in 2008. The 20.8% effective rate for 2009 is lower than the 35% U.S. Federal statutory rate due in part to the mix of domestic and foreign composition of income and the related foreign tax rate differences. Also, in 2009 the Company made an adjustment to record previously unrecognized deferred tax assets which increased the income tax benefit and deferred tax assets by approximately $0.4 million. The Company determined that this adjustment was immaterial to its current and prior period financial statements. In addition, in 2009 the Company recognized tax benefits of $0.3 million from a reduction in valuation allowances and approximately $0.2 million from a reduction of uncertain tax liabilities. The effective rate of 0.6% in 2008 was primarily due to the impact of the $41.9 million portion of goodwill impairment that was not deductible for tax purposes.

Results of Operations: 2008 versus 2007

Net Sales from Continuing Operations:

Segment	2008	2007	Change	% Change

Lawn & Garden	$272.8	$300.9	$(28.1)	(9)%
Material Handling	$261.2	$267.2	$(6.0)	(2)%
Distribution	$187.1	$203.2	$(16.1)	(8)%
Auto & Custom	$119.7	$107.8	$11.9	11%
Inter-segment elimination	$(27.3)	$(23.4)	$(3.9)	(16)%

TOTAL	$813.5	$855.7	$(42.2)	(5)%

Net sales for 2008 were $813.5 million, a decrease of 5% from the $855.7 million reported in 2007. Sales in 2008 were adversely affected by the weakness in the general economy, which impacted virtually all segments of the Company’s business and all markets in which the Company sells. The sales decline is due to lower sales volumes which more than offset the benefit of approximately $38 million from increased selling prices.

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

Net sales in the Distribution segment decreased $16.1 million or 8% in 2008 compared to the prior year. Sales were down due to lower unit volumes of $15.6 million from softer sales of replacement tires and the impact of higher fuel prices and a weak economy which reduced miles driven. These factors reduced demand for the Company’s tire service and retread consumable supplies. In addition, sales of equipment in the Distribution segment were weak as tire dealers, auto dealers, fleet and other customers deferred capital purchases. In the Automotive and Custom segment, net sales in 2008 increased $11.9 million, or 11% compared to the prior year, as higher selling prices of $3.6 million and gains in niche custom molding markets offset significant volume declines in automotive and heavy truck markets.

Cost of Sales & Gross Profit from Continuing Operations:

Cost of Sales and Gross Profit	2008	2007

Cost of sales	$616.9	$628.7
Gross profit	$196.7	$227.0
Gross profit as a percentage of sales	24.2%	26.5%

Gross profit margin declined to 24.2% in 2008 compared with 26.5% in the prior year. The decline in gross profit and margin was primarily due to significantly higher raw material costs, particularly for plastic resins. Prices for high-density polyethylene and polypropylene resins were, on average, more than 20% higher in 2008 compared to 2007. In addition, lower volumes resulting from weakness in the U.S. economy reduced capacity utilization in the Company’s manufacturing businesses and increased unabsorbed manufacturing overhead costs. The negative impact of higher raw material costs and reduced volumes in 2008 more than offset the reduction in cost from 2007 which included, $7.0 million of restructuring charges and purchase accounting adjustments.

Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

SG&A Expenses	2008	2007	Change

SG&A expenses	$161.2	$181.7	$(20.5)
SG&A expenses as a percentage of sales	19.8%	21.2%	(1.4)

Selling and administrative expenses decreased $20.5 million or 11.3% compared with 2007. The reduction in SG&A expense in 2008 reflects the impact of lower sales volumes on selling expenses, including shipping and handling costs of $4.7 million. SG&A expenses in 2008 contain unusual items of approximately $7.4 million, including approximately $5.7 million for consulting fees and other expenses incurred in connection with the restructuring of its Lawn & Garden business while expenses in 2007 included approximately $12.7 million of unusual charges, including: restructuring expenses, costs related to the Company’s proposed merger transaction and foreign currency transaction losses. Excluding the impact of the unusual items, operating expenses in 2008 were approximately 18.9% of sales compared with 19.7% in 2007. The improvement in operating expense leverage in 2008 reflects the benefit of restructuring programs undertaken in 2007 and ongoing cost control programs and productivity initiatives.

Impairment Charges from Continuing Operations:

The Company recorded impairment charges of $70.1 million in the fourth quarter of 2008. This includes a charge of $60.1 million for goodwill in the Automotive and Custom Segment. The impairment was attributable to the significant decline in demand over the latter part of 2008 and future projections for sales in the automotive, heavy truck, recreational vehicle, marine and other industrial markets served by the Automotive and Custom reporting unit. Also, in connection with the Company’s restructuring of the Lawn and Garden Segment, a charge of $10.0 million was recorded to reflect the impairment of certain property, plant, and equipment and intangible assets.

Interest Expense from Continuing Operations:

Net Interest Expense	2008	2007	Change	% Change

Interest expense	$11.3	$15.3	$(4.0)	(26)%
Outstanding borrowings	$171.6	$170.9	$0.7	1%
Average borrowing rate	5.81%	5.95%	(.14)	(2)%

Net interest expense in 2008 decreased $4.0 million because of lower interest rates and lower average borrowing levels.

Income Before Taxes from Continuing Operations:

Segment	2008	2007	Change	% Change

Lawn & Garden	$(1.8)	$0.9	$(2.7)	—%
Material Handling	$26.6	$40.4	$(13.8)	(34)%
Distribution	$17.5	$20.5	$(3.0)	(14.8)%
Auto & Custom	$(54.2)	$8.4	$(62.6)	—
Corporate and interest	$(34.2)	$(13.5)	$(20.7)	(153)%

Income (Loss)	$(46.0)	$56.7	$(102.7)	(181)%

Key factors resulting in the 2008 loss include impairment charges of $70.1 million on certain goodwill and other long lived assets, lower sales volumes due to softness in the economy and significantly higher raw material costs. In 2007, the impact of restructuring expenses, foreign currency transaction losses, costs incurred in connection with the proposed merger agreement and other unusual items reduced income before taxes by an aggregate $19.7 million.

Income Taxes from Continuing Operations:

	2008	2007

Income (loss) before taxes	$(46.0)	$56.7
Income tax (benefit) expense	$(0.3)	$20.0
Effective tax rate	0.6%	35.2%

The effective tax rate of 0.6% in 2008 was lower than the statutory rate of 35%, primarily because of the impact of the $41.9 million portion of the goodwill impairment that was not deductible for tax purposes. As discussed above, the Company recorded a total impairment charge of $60.1 million for goodwill in the Automotive and Custom Segment.

Financial Condition & Liquidity and Capital Resources

Cash provided by operating activities from continuing operations was $73.2 million for the year ended December 31, 2009 compared to $61.0 million in 2008. The increase of $12.2 million was primarily attributable to an increase of approximately $26.3 million of cash from working capital in 2009 compared to the prior year. Income from continuing operations was $7.0 million in 2009 compared to a loss of $45.7 million in 2008. Income in 2009 included impairment charges, depreciation and other non-cash charges of $39.4 million compared to non-cash charges in 2008 of $106.1 million, including goodwill and fixed asset impairments of $70.1 million.

Cash provided from working capital was $26.8 million in 2009 compared to $0.6 million in 2008. During 2009, cash was provided by working capital from reductions in inventories of $10.9 million and accounts receivable of $7.4 million as a result of restructuring activities and aggressive working capital initiatives. In addition, cash of $12.5 million was provided by an increase in accounts payable and accruals. In 2008, working capital was unfavorably impacted by a $31.8 million reduction in accounts payable and accruals, in part due to payment of taxes of $12.6 million and expenses of $5.8 million related to the $35 million fee received in December 2007 in connection with the termination of a proposed merger agreement.

Capital expenditures were approximately $16.0 million in 2009 compared to $40.6 million in 2008. Capital spending in 2009 was lower than the preceding year when higher than normal investments were made for new manufacturing, molding and automated handling technology. The Company anticipates capital spending to be in the range of $20 to $25 million for 2010. In 2009, the Company also paid $1.2 million for the remaining 50% interest in Amerikan LLC, a previously held equity investment, and received approximately $8.4 million in cash proceeds from the sale of property, plant & equipment.

Total debt at December 31, 2009 was approximately $104.3 million compared with $171.6 million at December 31, 2008. Of the debt outstanding at December 31, 2009, approximately $65.4 million is currently payable, including $65 million of Senior Notes due in December 2010. The Company’s Credit Agreement provides available borrowing up to $250 million and, as of December 31, 2009, there was approximately $248 million available under this agreement. The Credit Agreement expires in October 2011 and, as of December 31, 2009 the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio and a leverage ratio, defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended December 31, 2009 are shown in the following table:

	Required Level		Actual Level

Interest Coverage Ratio	2.5 to 1 (minimum	)	4.6
Leverage Ratio	3.5 to 1 (maximum	)	1.5

The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service into the foreseeable future.

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments:

	Less than	2-3	4-5
	1 Year	Years	Years	Thereafter	Total
	(Amounts in Thousands)

Principal payments on debt	$65,425	$3,250	$35,640	0	$104,315
Interest	6,540	6,850	5,024	0	18,414
Lease payments	9,784	11,886	7,020	22,610	51,300
Retirement benefits	396	812	832	5,597	7,637

Total	$82,145	$22,798	$48,516	$28,207	$181,666

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2009, if market interest rates increase one percent, the Company’s interest expense would increase approximately $24,000 annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in US dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. In the fourth quarter of 2007, the Company began a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of December 31, 2009, the Company had no foreign currency arrangements or contracts in place.

The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. The cost of operations can be affected as the market for these commodities changes. The Company currently has no derivative contracts to hedge this risk; however, the Company also has no significant purchase obligations to purchase fixed quantities of such commodities in future periods. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

Inventory — Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 26 percent of the Company’s inventories and the first-in, first-out (FIFO) method for all other inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

Goodwill — Goodwill is subjected to annual impairment testing, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. Goodwill impairment testing requires, in part, that we estimate the fair value of our business units which, in turn, requires that we make judgments concerning future cash flows and appropriate discount rates for those businesses. Fair values are established using comparative market multiples in the current market conditions and discounted cash flows. The discount rates used are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 9.8% to 13.0% in 2009. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models.

Contingencies — In the ordinary course of business, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with FASB ASC 450, Contingencies. ASC 450 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency were settled for an amount greater than our estimates, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than our estimate, a future credit to income would result.

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries as it is our intention to reinvest such earnings for an indefinite period of time. The Company has significant operations outside the United States and in jurisdictions with statutory tax rates lower than in the United States. As a result, significant tax and treasury planning of future operations are necessary to determine the proper amounts of tax assets, liabilities and expense to be recognized. FASB ASC 740 Income Taxes, requires that deferred tax assets be reduced by valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. The Company evaluates the recovery of its deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.

Also, significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions, including evaluating uncertainties under ASC 740. We review our tax positions quarterly and adjust the balances as new information becomes available.

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

In December 2007, the FASB issued Statement No. 141R “Business Combinations” and FASB Statement No. 160, “Non-Controlling Interests in Consolidated Financial Statements” (included in FASB ASC 805). Statements 141R and 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling shareholders. The adoption of these standards did not have a material impact to the Company’s statement of financial position, result of operations or cash flows. The Company will apply the guidance of the statements to business combinations in 2009 and beyond.

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS No. 133” (FASB ASC 815). The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The adoption of this standard did not have a material impact to the Company’s statement of financial position, results of operations or cash flows.

The Company adopted SFAS No. 157, “Fair Value Measurements” (FASB ASC 820) as of January 1, 2008. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” applies to nonfinancial assets and nonfinancial liabilities and was effective January 1, 2009. The adoption did not have a material effect on the Company’s statement of financial position, results of operations or cash flows.

ITEM 8.	Financial Statements and Supplementary Data

Summarized Quarterly Results of Operations
Thousands of Dollars, Except Per Share Data

Quarter Ended 2009	March 31	June 30	Sept. 30	Dec. 31	Total

Net Sales	$182,689	$165,439	$165,412	$188,294	$701,834
Gross Profit	55,480	41,305	36,526	37,585	170,895
Income (loss) from continuing operations	6,257	(725)	(580)	2,042	6,995
Per Basic and Diluted Share	.18	(.02)	(.02)	.06	.20

Quarter Ended 2008	March 31	June 30	Sept. 30	Dec. 31	Total

Net Sales	$234,295	$200,060	$199,880	$179,306	$813,541
Gross Profit	57,872	47,600	46,736	44,455	196,662
Income (loss) from continuing operations	8,528	2,932	1,700	(58,909)	(45,749)
Per Basic and Diluted Share	.24	.08	.05	(1.67)	(1.30)

In the fourth quarter of 2009, the Company recognized a gain of approximately $3.3 million from the sale of a closed manufacturing facility in its Lawn and Garden Segment. In addition, fourth quarter charges of $1.3 million for impairment of long lived assets and $4.2 million for severance, lease liability and other costs were incurred in connection with restructuring activities in its Material Handling and Lawn and Garden businesses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Myers Industries, Inc.:

We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. and subsidiaries (Company) as of December 31, 2009 and 2008, and the related statements of consolidated (loss) income, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Cleveland, Ohio
March 12, 2010

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated (Loss) Income

For The Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	2009	2008	2007

Net sales	$701,834	$813,541	$855,705
Cost of sales	530,939	616,879	628,748

Gross profit	170,895	196,662	226,957
Selling expenses	70,999	88,819	95,007
General and administrative expenses	77,297	72,394	86,684
Impairment charges	5,462	70,148	0

	153,758	231,361	181,691

Operating (loss) income	17,137	(34,699)	45,266
Other income, net	0	0	26,750
Interest
Income	(835)	(1,262)	(284)
Expense	9,139	12,598	15,576

	8,304	11,336	15,292
Income (loss) from continuing operations before income taxes	8,833	(46,035)	56,724
Income tax (benefit) expense	1,838	(286)	19,985

Income (loss) income from continuing operations	6,995	(45,749)	36,739
Income (loss) from discontinued operations, net of tax	(7,678)	1,256	17,997

Net (loss) income	$(683)	$(44,493)	$54,736

Income (loss) income per common share
Basic
Continuing operations	$.20	$(1.30)	$1.05
Discontinued operations	(.22)	.04	.51

Net (loss) income	$(.02)	$(1.26)	$1.56

Diluted
Continuing operations	$.20	$(1.30)	$1.04
Discontinued operations	(.22)	.04	.51

Net (loss) income	$(.02)	$(1.26)	$1.55

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Financial Position

As of December 31, 2009 and 2008
(Dollars in thousands)

	2009	2008

Assets
Current Assets
Cash	$4,728	$10,417
Accounts receivable-less allowances of $4,402 and $6,489 respectively	86,674	94,780
Inventories
Finished and in-process products	65,522	79,381
Raw materials and supplies	34,679	34,152

	100,201	113,533
Prepaid expenses	8,612	4,347
Deferred income taxes	6,333	9,571

Total Current Assets	206,548	232,648
Other Assets
Goodwill	111,927	109,862
Patents and other intangible assets	20,003	22,291
Other	13,070	5,194

	145,000	137,347
Property, Plant and Equipment
Land	3,989	5,403
Buildings and leasehold improvements	53,283	79,419
Machinery and equipment	370,042	431,734

	427,314	516,556
Less allowances for depreciation and amortization	(268,896)	(317,651)

	158,418	198,905

	$509,966	$568,900

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Financial Position

As of December 31, 2009 and 2008
(Dollars in thousands, except share data)

	2009	2008

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$63,916	$54,993
Accrued expenses
Employee compensation	14,008	12,989
Taxes, other than income taxes	1,187	1,813
Income taxes	6,405	3,221
Accrued interest	397	791
Other	17,687	21,142
Current portion of long-term debt	65,425	2,021

Total Current Liabilities	169,025	96,970
Long-term debt, less current portion	38,890	169,546
Other liabilities	5,682	6,396
Deferred income taxes	38,371	43,149
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	0	0
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,286,129 and 35,235,636 shares, respectively)	21,474	21,451
Additional paid-in capital	278,894	275,987
Accumulated other comprehensive income (loss)	6,777	(4,570)
Retained (deficit) income	(49,147)	(40,029)

	257,998	252,839

	$509,966	$568,900

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Shareholders’ Equity
and Comprehensive Income (Loss)

For The Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except share and per share data)

				Accumulated
				Other
			Additional	Comprehensive	Retained	Comprehensive
	Common Shares		Paid-In	(Loss)	Income	(Loss)
	Number	Amount	Capital	Income	(Deficit)	Income

Balance at December 31, 2006	35,067,230	$21,348	$270,836	$12,497	$(24,023)	$(50,521)

Net income	–0–	–0–	–0–	–0–	54,736	54,736
Sales under option plans	83,232	51	755	–0–	–0–	–0–
Employees stock purchase plan	24,697	15	400	–0–	–0–	–0–
Tax benefit for stock options exercised	–0–	–0–	161	–0–	–0–	–0–
Dividend reinvestment plan	5,033	3	90	–0–	–0–	–0–
Stock based compensation	–0–	–0–	1,376	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	7,564	–0–	7,564
Dividends — $.50 per share	–0–	–0–	–0–	–0–	(17,495)	–0–
Pension liability	–0–	–0–	–0–	(8)	–0–	(9)
Adoption of FIN 48	–0–	–0–	–0–	–0–	(302)	–0–
Realization of amounts previously recognized in AOCI on sale of discontinued operations	–0–	–0–	–0–	(10,733)	–0–	(10,733)

Balance at December 31, 2007	35,180,192	$21,417	$273,618	$9,320	$12,915	$51,559

Net loss	–0–	–0–	–0–	–0–	$(44,493)	$(44,493)
Sales under option plans	16,407	20	319	–0–	–0–	–0–
Employees stock purchase plan	32,566	10	115	–0–	–0–	–0–
Tax benefit for stock options	–0–	–0–	5	–0–	–0–	–0–
Dividend reinvestment plan	6,471	4	56	–0–	–0–	–0–
Stock based compensation	–0–	–0–	1,875	–0–	–0–	–0–
Foreign currency translation	–0–	–0–	–0–	(11,728)	–0–	(11,728)
Dividends — $.24 per share	–0–	–0–	–0–	–0–	(8,451)	–0–
Pension liability	–0–	–0–	–0–	(2,161)	–0–	(2,161)

Balance at December 31, 2008	35,235,636	$21,451	$275,987	$(4,570)	$(40,029)	$(58,383)

Net loss	–0–	–0–	–0–	–0–	(683)	(683)
Restricted shares issued	11,750	–0–	–0–	–0–	–0–	–0–
Employees stock purchase plan	23,828	14	135	–0–	–0–	–0–
Dividend reinvestment plan	14,915	9	113	–0–	–0–	–0–
Stock based compensation	–0–	–0–	2,660	–0–	–0–	–0–
Foreign currency translation	–0–	–0–	–0–	10,643	–0–	10,643
Dividends — $.24 per share	–0–	–0–	–0–	–0–	(8,436)	–0–
Pension liability	–0–	–0–	–0–	704	–0–	704

Balance at December 31, 2009	35,286,129	$21,474	$278,894	$6,777	$(49,147)	$10,664

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC.AND SUBSIDIARIES

Statements of Consolidated Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007

Cash Flows From Operating Activities
Net (loss) income	$(683)	$(44,493)	$54,736
Net (income) loss of discontinued operations	7,678	(1,256)	(17,997)
Non operating other income	–0–	–0–	(26,750)
Items not affecting use of cash
Impairment charges	5,462	70,148	–0–
Depreciation	33,132	34,437	31,858
Amortization of other intangible assets	3,136	3,344	3,212
Non cash stock compensation	2,660	1,875	1,376
Deferred taxes	(1,405)	(3,339)	(3,093)
Loss (gain) on disposition of property, plant and equipment	(3,621)	(389)	1,722
Cash flow provided by (used for) working capital
Accounts receivable	7,385	25,280	19,114
Inventories	10,872	6,002	13,042
Prepaid expenses	(3,962)	1,102	547
Accounts payable and accrued expenses	12,501	(31,757)	18,570

Net cash provided by operating activities of continuing operations	73,155	60,953	96,337
Net cash (used for) provided by operating activities of discontinued operations	(817)	996	732

Net cash provided by operating activities	72,338	61,949	97,069

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(1,177)	–0–	(95,698)
Proceeds from merger termination	–0–	–0–	32,500
Proceeds from sale of property, plant and equipment	8,401	1,576	–0–
Additions to property, plant and equipment	(15,995)	(40,577)	(19,233)
Other	737	408	1,004

Net cash used for investing activities of continuing operations	(8,034)	(38,593)	(81,428)
Net cash provided by (used for) investing activities of discontinued operations	10,036	(399)	67,330

Net cash provided by (used for) investing activities	2,002	(38,992)	(14,098)

Cash Flows From Financing Activities
Repayment of long term debt	(6,950)	–0–	(60,560)
Net borrowing (repayment) under credit facility	(62,160)	7,356	(42,374)
Cash dividends	(8,436)	(18,302)	(7,645)
Proceeds from issuance of common stock	271	523	1,312
Excess tax benefit from options exercised	–0–	5	161
Deferred financing costs	–0–	–0–	(41)

Net cash used for financing activities of continuing operations	(77,275)	(10,417)	(109,146)
Net cash used for financing activities of discontinued operations	(4,000)	–0–	(224)

Net cash used for financing activities	(81,275)	(10,417)	(109,370)

Foreign Exchange Rate Effect on Cash	1,246	(9,682)	234

Net (decrease) increase in cash	(5,689)	2,858	(26,165)
Cash at January 1	10,417	7,559	33,724

Cash at December 31	$4,728	$10,417	$7,559

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for Interest	$8,317	$10,749	$15,646

Income taxes	$5,896	$19,340	$14,024

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted

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

Fair Value Measurement

In January 2008, the Company adopted guidance included in ASC 820, “Fair Value Measurements and Disclosures”, for its financial assets and liabilities, as required. The guidance established a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value, established a framework for measuring fair value, and expanded disclosure requirements about such fair value measurements. The guidance did not require any new fair value measurements, but rather applied to all other accounting pronouncements that require or permit fair value measurements. In January 2009, the Company adopted updated guidance included in ASC 820 with respect to non-financial assets and liabilities that are measured at fair value on a non-recurring basis. The adoption of this updated guidance did not have a material impact on the consolidated financial statements. Under ASC 820, the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or inputs that are observable either directly or indirectly.

Level 3: Unobservable inputs for which there is little or no market data or which reflect the entity’s own assumptions.

The fair value of the Company’s cash, accounts receivable, accounts payable and accrued expenses are considered to have a fair value which approximates carrying value due to the nature and relative short maturity of these assets and liabilities.

The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $100 million fixed rate senior notes was estimated at $102 million at December 31, 2009 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements, which are considered level 2 inputs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. The Company’s largest single customer accounts for approximately 13 percent of total sales, with no other customers greater than 3 percent. Outside of the United States, only Canada, which accounts for approximately ten percent of total sales, is significant to the Company’s operations. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $861, $3,812 and $2,885 for the years 2009, 2008 and 2007, respectively.

Inventories

Inventories are stated at the lower of cost or market. For approximately 26 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $9,382, $12,043 and $13,714 higher than reported at December 31, 2009, 2008 and 2007, respectively. In 2009, 2008 and 2007, the liquidation of LIFO inventories decreased cost of sales, and therefore increased income (loss) before taxes from continuing operations by approximately $4.2 million, $0.8 million and $1.6 million respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Determination of whether measurement of impairment is required related to assets to be held and used is based upon undiscounted future cash flows resulting from the use and ultimate disposition of the asset. For any assets not deemed recoverable on the undiscounted basis, as well as assets held for disposal, the amount of any impairment may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. At December 31, 2009 and 2008, the Company has approximately $11.9 million and $2.9 million, respectively, of property, plant, and equipment held for sale, which represents the lower of net book value or estimated fair value based on level 2 inputs, and is included in other assets on the accompanying statement

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

of consolidated financial position. In 2009, the Company recorded impairment charges of $5.5 million for impairment of certain property, plant and equipment as a result of restructuring its Material Handling and Lawn and Garden businesses. In 2008, the Company recorded $10.1 million for the impairment of certain property, plant, equipment and certain intangible assets in association with the restructuring of its Lawn and Garden businesses. In 2007, the Company recorded expense of $0.7 million to write down the value of certain assets of its Lawn and Garden business no longer used in production.

Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is at the time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

Accumulated Other Comprehensive (Loss) Income

As of December 31, 2009, 2008, and 2007, the balance in the Company’s accumulated other comprehensive (loss) income is comprised of the following:

	2009	2008	2007

Foreign currency translation adjustments	$8,821	$(1,822)	$9,906
Pension adjustments	(2,044)	(2,748)	(586)

Total	$6,777	$(4,570)	$9,320

Shipping and Handling

Shipping and handling expenses are classified as selling expenses in the accompanying statements of consolidated income (loss). The Company incurred shipping and handling costs of approximately $20.9 million, $28.9 million and $33.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Based Compensation

The Company has stock plans that provides for the granting of stock-based compensation to employees and, in certain instances, to non-employee directors. Shares are issued upon exercise from authorized, unissued shares. The Company records the costs of the plan under the provisions of FASB ASC 718, “Compensation — Stock Compensation”. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. The Company recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized are included in financing cash flows.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting of Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (included in FASB ASC 740, Income Taxes). ASC 740 provides detailed

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of ASC 740, totaling $302, has been reported as an adjustment to the opening balance of our retained deficit as of January 1, 2007.

Goodwill and Intangible Assets

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

In evaluating goodwill for impairment the Company uses a combination of valuation techniques primarily using discounted cash flows to determine the fair values of its business reporting units and market based multiples as supporting evidence. Key assumptions, all of which are level 3 fair value inputs, include projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions are determined separately for each reporting unit and discount rates are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 9.8% to 13.0% in 2009. In addition we make certain judgements about the selection of comparable companies used in determining market multiples in valuing our business units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our business units. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models. Our estimate of the fair values of these business units, and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

In completing its 2008 annual test of goodwill which the Company also evaluated given year end market conditions, the Company determined that the Automotive and Custom reporting unit failed Step 1 of the impairment test, requiring a Step 2 test to determine the amount, if any, of impairment charge. Based on the results of Step 2 testing, which included a valuation of the reporting unit’s net assets in accordance with ASC 805, “Business Combinations”, the Company recorded an impairment charge of $60.1 million in the fourth quarter of 2008. The impairment was attributable to the significant decline in demand over the latter part of 2008 and future projections for sales in the automotive, heavy truck, recreational vehicle, marine and other industrial markets served by the Automotive and Custom unit.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

The change in goodwill for the years ended December 31, 2009 and 2008 is as follows:

			Automotive and	Lawn and
	Distribution	Material Handling	Custom	Garden	Total

December 31, 2007	$214	$30,383	$60,074	$80,791	$171,462
Impairments	0	0	(60,074)	0	(60,074)
Foreign currency translation	0	0	0	(1,526)	(1,526)

December 31, 2008	$214	$30,383	0	$79,265	$109,862
Acquisitions	0	0	0	1,376	1,376
Impairments	0	0	0	0	0
Foreign currency translation	0	0	0	689	689

December 31, 2009	$214	$30,383	0	$81,330	$111,927

Intangible assets other than goodwill primarily consist of trade names, customer relationship, patents, and technology assets established in connection with previous acquisitions. These intangible assets, other than trade names, are amortized over their estimated useful lives. The Company performs an annual impairment assessment for the indefinite lived trade name as of December 31. In performing this assessment the Company uses an income approach, based primarily on level 3 inputs, to estimate the fair value of the trade name. The Company records an impairment charge if the carrying value of the trade name exceeds the estimated fair value at the date of assessment. Estimated annual amortization expense for intangible assets with definite lives for the five years ending December 31, 2014 is: $2,611 in 2010; $2,595 in 2011; $2,545 in 2012, $2,008 in 2013 and $1,654 in 2014.

Intangible assets at December 31, 2009 and 2008 consisted of the following:

			2009			2008
			Accumulated			Accumulated
	Life	Gross	Amortization	Net	Gross	Amortization	Net

Tradename	Indefinite	$4,043	–0–	$4,043	$3,493	–0–	$3,493
Customer Relationships(2)	6 - 13 years	13,564	(5,432)	8,133	15,497	$(5,749)	9,748
Technology(1)	7.5 years	2,100	(2,100)	–0–	2,100	(2,100)	–0–
Patents	10 years	10,900	(3,088)	7,812	10,900	(1,999)	8,901
Non-Compete	3 years	412	(396)	17	397	(248)	149

		$31,019	$(11,016)	$20,003	$32,387	$(10,096)	$22,291

(1)	Accumulated amortization for 2008 includes an impairment charge of $840 related to a discontinued manufacturing process.

(2)	Accumulated amortization for 2009 includes an impairment charge of $528 for an intangible asset associated with discontinued operations.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

Net Income (Loss) Per Share

Net income (loss) per share, as shown on the statements of consolidated (loss) income, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	2009	2008	2007

Weighted average common shares outstanding
Basic	35,266,939	35,211,811	35,140,581
Dilutive effect of stock options and restricted stock	–0–	–0–	108,991

Weighted average common shares outstanding — diluted	35,266,939	35,211,811	35,249,572

Options to purchase 1,681,169 shares of common stock that were outstanding at December 31, 2009 were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares. Additionally, 93,696 dilutive common shares were excluded from the computation of the loss per common share in 2008 due to the Company’s net loss position.

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

Discontinued Operations

On October 30, 2009, the Company sold substantially all the assets of its Michigan Rubber Products, Inc. (MRP) and Buckhorn Rubber Products, Inc. (BRP) businesses to Zhongding Sealing Parts, (USA) Inc. Based on the terms of the sale, the Company recorded a loss of $8.4 million, including a charge of $7.8 million for impairment of long lived assets, which is included in the results of discontinued operations for the year ended December 31, 2009.

In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company’s statements of consolidated income (loss) for all periods presented. The operating results for the MRP and BRP discontinued operations does not include any allocation of the $60.1 million goodwill impairment recorded in the Company’s Automotive and Custom reporting unit in 2008.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

The operating results of the MRP and BRP discontinued operations are as follows for the year ended December 31:

	2009	2008	2007

Net sales	$26,604	$54,289	$63,088
Income (loss) before income taxes	(11,806)	(957)	327
Income tax benefit	(4,128)	(481)	118

Net (loss) income	$(7,678)	$(476)	$209

On February 1, 2007 the Company sold its former Material Handling — Europe business segment with net proceeds of $68.1 million received. Included in net income for the year ended December 31, 2007 was a gain of approximately $17.8 million, net of taxes of $3.3 million, from the disposition of these businesses. These discontinued operations had sales of $14.9 million and net income from operations of $2 in 2007 prior to the disposition. In 2008, the Company also recorded net income of approximately $1.7 million as a result of net proceeds received from the settlement of certain contingencies in connection with the disposal of these businesses.

Acquisitions

On August 18, 2009, the Company purchased the remaining 50% interest in Amerikan LLC (Amerikan), an entity previously accounted for under the equity method. The acquisition was accounted for in accordance with ASC 805. Amerikan is a manufacturer of horticultural containers with annual sales of approximately $4 million. The Amerikan results of operations are included in the Company’s Lawn and Garden segment from the date of acquisition. The Company paid approximately $1.2 million for the remaining shares of Amerikan and assumed approximately $7 million of debt which was paid off in 2009. In the purchase of Amerikan, the Company acquired approximately $5.8 million of property, plant and equipment, $1.7 million of other assets and recorded approximately $1.4 million of goodwill. These assets were recorded at fair value as of the date of acquisition, using primarily level 2 inputs.

On January 9, 2007, the Company acquired all the shares of ITML Horticultural Products, Inc., an Ontario corporation (“ITML”). ITML designs, manufactures and sells plastic containers and related products for professional floriculture / horticulture grower markets across North America, utilizing injection molding, blow molding, and thermoforming processes. Additionally, ITML utilizes extensive technology and expertise for resin reprocessing and recycling for use in its products. The acquired business had fiscal 2006 annual sales of approximately $169.5 million. The total purchase price was approximately $118.6 million, which includes the assumption of approximately $64.6 million of debt outstanding as of the acquisition date. In addition, the acquisition allowed for additional purchase consideration to be paid contingent upon results of the Company’s Lawn and Garden segment in 2008, specifically the achievement of earnings before interest, taxes, depreciation and amortization compared to targeted amounts. Based upon operating results in 2008, no additional purchase consideration was paid under this contingency.

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

The results for both ITML and SASNA product lines are included in the consolidated results of operations from the dates of acquisition. ITML is included in the Company’s Lawn and Garden Segment and the SASNA

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

product lines are included in the Material Handling Segment. The allocation of the purchase price and the estimated goodwill and other intangibles are as follows:

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

In connection with the above integration activities, the Company recorded accruals for severance, exit and relocation costs as part of the purchase price allocation of ITML. A reconciliation of the accrual balance included in Other Accrued Expenses on the accompanying statement of consolidated financial position is as follows:

	Severance	Contract
	and	Termination
	Personnel	Fees	Total

Accrued at acquisition date	$2,023	$241	$2,264
Provision	–0–	–0–	–0–
Less: Payments	(1,703)	(241)	(1,944)

Balance at December 31, 2007	$320	$0	$320
Less: Payments	(320)	–0–	(320)

Balance at December 31, 2008	$0	$0	$0

Restructuring & Impairment Charges

In the fourth quarter of 2008, the Company adopted a plan to restructure its Lawn and Garden Segment and announced the permanent closure of its Surrey, B.C., Canada and Sparks, Nevada manufacturing facilities. In 2009, the Company completed its restructuring of the businesses in the Lawn and Garden segment. For the years ended December 31, 2009 and 2008, the Company recorded impairment charges of $2.0 and $10.0 million, respectively,

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

related to certain property, plant, and equipment at these and other Lawn and Garden manufacturing facilities. The Company also incurred $11.2 and $5.7 million for severance, consulting, and other costs associated with the restructuring including lease obligations for the years ended December 31, 2009 and 2008, respectively. The amount of any impairment is based upon appraisal of the asset or estimated market value of similar assets which are considered level 2 inputs. The estimated lease obligation associated with closed facilities was determined based upon level 2 inputs. Also, in the fourth quarter of 2009, the Company sold its previously closed manufacturing facility in Surrey, B.C. Canada for $5.1 million and recognized a gain on the sale of $3.3 million.

The Company also assessed its resources and strategies in the Material Handling segment. As a result of this assessment, the Company recorded impairment charges of $1.3 million and severance, consulting and other restructuring costs of $6.6 million in 2009. Also, the Shelbyville, Kentucky manufacturing facility was closed in the fourth quarter. This facility and certain property, plant, and equipment was sold in the first quarter of 2010. The proceeds for the sale were approximately $5.1 million and the estimated gain on the transaction is $0.7 million. The transaction will be recorded in the first quarter of 2010.

In the Automotive and Custom segment, the Company closed its Fostoria, Ohio and Reidsville, North Carolina facilities. In conjunction with the closures, impairment charges of $2.2 million for the real estate and certain property, plant, and other restructuring costs, including severance and lease related obligations of $1.5 million were incurred.

In 2007, the Company closed its Dawson Springs, Kentucky manufacturing facility, included in the Company’s Material Handling Segment. Certain product lines were shifted to the Company’s other existing manufacturing facilities in North America.

The accrued liability balance for severance and other exit costs is included in Other Accrued Expenses on the accompanying statement of consolidated financial position.

Activity related to the Company’s restructuring plans for 2009, 2008, and 2007 is as follows:

	Severance
	and	Other
	Personnel	Exit Costs	Total

Balance at January 1, 2007	$0	$0	$0
Provision	937	90	1,027
Less: Payments	(918)	(90)	(1,008)

Balance at December 31, 2007	$19	$0	$19
Provision	92	5,588	5,680
Less: Payments	(111)	(5,588)	(5,699)

Balance at December 31, 2008	$0	$0	$0

Provision	3,102	15,938	19,040
Less: Payments	(2,679)	(14,287)	(16,966)

Balance at December 31, 2009	$423	$1,651	$2,074

As a result of restructuring activity and plant closures, approximately $11.9 million of property, plant and equipment has been classified as held for sale as of December 31, 2009 and is included in other assets in the statements of consolidated financial position.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

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

The following tables summarize stock option activity under the 2008 Plan and the expired 1999 Stock Plan in the past three years:

Options granted in 2009, 2008 and 2007:

		Exercise
Year	Options	Price

2009	614,869	$8.19 to $10.92
2008	604,621	$9.00 to $12.55
2007	23,000	$18.62

Options exercised in 2009, 2008 and 2007:

		Exercise
Year	Options	Price

2009	–0–	–0–
2008	16,169	$8.00 to $11.15
2007	87,068	$8.00 to $17.02

In addition, options totaling 127,076, 49,885, and 62,342 expired or were forfeited during the years ended December 31, 2009, 2008 and 2007, respectively. Options outstanding and exercisable at December 31, 2009, 2008 and 2007 were as follows:

		Range of Exercise		Weighted Average
Year	Outstanding	Prices	Exercisable	Exercise Price

2009	1,681,169	$8.00 to $18.62	1,095,383	$12.21
2008	1,193,376	$8.00 to $18.62	445,750	$13.66
2007	654,809	$8.00 to $18.62	329,156	$12.71

Stock compensation expense reduced income before taxes approximately $2,660, $1,875 and $1,376 for the years ended December 31, 2009, 2008, and 2007, respectively. These expenses are included in selling and administrative expenses in the accompanying statement of consolidated (loss) income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2009 was approximately $2.9 million, which will be recognized over the next four years.

The fair value of options granted is estimated using an option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole. The stock options granted in 2009 were valued using a Monte-Carlo pricing model which we believe

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

provides a better fair value calculation than the Black-Scholes closed form model. There was no material difference in the valuation of these options using the Monte Carlo model compared with the Black-Scholes model.

	2009	2008	2007
	Monte	Black	Black
Model	Carlo	Scholes	Scholes

Risk free interest rate	2.66%	3.38%	4.70%
Expected dividend yield	1.67%	1.91%	1.23%
Expected life of award (years)	4.83	5.25	6.0
Expected volatility	58.2%	41.41%	31.58%
Fair value per option share	$3.87	$4.10	$6.00

The following table summarizes the stock option activity for the period ended December 31, 2009:

		Average	Weighted	Aggregate
		Exercise	Average	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2008	1,193,376	$13.66
Options Granted	614,869	10.79
Options Exercised	–0–	–0–
Cancelled or Forfeited	(127,076)	12.42

Outstanding at December 31, 2009	1,681,169	$11.93	7.67	–0–

Exercisable at December 31, 2009	1,095,383	$12.21

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. There were no options exercised in 2009, however, the total intrinsic value of the options exercised during the years ended December 31, 2008, and 2007 was approximately $62 and $768 respectively.

At December 31, 2009, 2008, and 2007 the Company also had outstanding 103,000, 124,250, and 63,000 shares of restricted stock, respectively, with vesting periods up through April 2011. The restricted stock awards are rights to receive shares of common stock, subject to forfeiture and other restrictions, which generally vest over a four year period.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

Although assertion of a claim by the RWQCB is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.

In October 2009, an employee was fatally wounded while performing maintenance at the Company’s manufacturing facility in Springfield, Missouri. The Occupational Safety and Health Administration has commenced a comprehensive investigation at the same facility. No litigation related to this matter is currently pending and, at this time, the likelihood of legal action and the likelihood of exposure resulting from such legal action are not able to be determined. The Company believes that it has adequate insurance to resolve any claims resulting from this incident.

Long-Term Debt and Credit Agreements

Long-term debt at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Credit agreement	$2,400	$63,631
Senior notes	100,000	100,000
Industrial revenue bonds	1,915	6,340
Other	0	1,596

	104,315	171,567
Less current portion	65,425	2,021

	$38,890	$169,546

On October 26, 2006, the Company entered into an amendment and restatement of its loan agreement (the Credit Agreement) with a group of banks. Under terms of the Credit Agreement, the Company may borrow up to $250 million, including up to $80 million in certain foreign currencies, swing loans not to exceed $20 million and letter of credit obligations up to $25 million. As of December 31, 2009, the Company had approximately $248 million available under the Credit Agreement. Interest is based on the bank’s Prime rate or Euro dollar rate plus an applicable margin that varies depending on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The average interest rate on borrowing under the Credit Agreement was 1.69 percent at December 31, 2009 and 4.16 percent at December 31, 2008. In addition, the Company pays a quarterly facility fee. The Credit Agreement expires on October 26, 2011.

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

In addition, at December 31, 2009, the Company had approximately $1.9 million of industrial revenue bonds with a weighted average interest rate of 0.34 percent. In 2009, the Company retired $4.0 million of industrial revenue bonds.

As of December 31, 2009, the Company also has $6.2 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business.

As of December 31, 2009, the Company was in compliance with all its debt covenants associated with its Credit Agreement and the Notes. The significant financial covenants include an interest coverage ratio and a

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of December 31, 2009 are shown in the following table:

	Required Level		Actual Level

Interest Coverage Ratio	2.5 to 1 (minimum	)	4.6
Leverage Ratio	3.5 to 1 (maximum	)	1.5

Maturities of long-term debt under the loan agreements in place at December 31, 2009 for the five years ending December 31, 2014 were approximately: $65,425 in 2010; $2,825 in 2011; $425 in 2012; $35,425 in 2013 and $215 in 2014.

Retirement Plans

 The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. During 2009, the Company merged its two frozen defined benefit plans into a single plan which provides benefits primarily based upon a fixed amount for each completed year of service as defined.

Net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
	Underfunded	Underfunded	Overfunded	Underfunded

Service cost	$60	$88	$33	$89
Interest cost	324	325	152	172
Expected return on assets	(259)	(429)	(216)	(211)
Amortization of prior service cost	0	0	0	4
Amortization of net loss	94	10	0	8
Settlement/Curtailment	0	0	0	67

Net periodic pension cost	$219	$(6)	$(31)	$130

The reconciliation of changes in projected benefit obligations are as follows:

	2009	2008

Benefit obligation at beginning of year	$5,782	$5,774
Service cost	60	88
Interest cost	324	325
Actuarial loss	25	42
Expenses paid	(39)	(60)
Benefits paid	(396)	(386)

Benefit obligation at end of year	$5,757	$5,782

The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

	2009	2008	2007

Discount rate for net periodic pension cost	5.75%	5.75%	5.75%
Discount rate for benefit obligations	5.75%	5.75%	5.75%
Expected long-term return of plan assets	8.00%	8.00%	8.00%

Future benefit increases were not considered, as there is no substantive commitment to increase benefits. The expected long-term rate of return assumption is based on the actual historical rate of return on assets adjusted to

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

reflect recent market conditions and future expectation consistent with the Company’s current asset allocation and investment policy. The assumed discount rates represent long-term high quality corporate bond rates commensurate with the liability durations of its plans.

The following table reflects the change in the fair value of the plans’ assets:

	2009	2008

Fair value of plan assets at beginning of year	$3,492	$5,639
Actual return on plan assets	894	(1,700)
Company contributions	0	0
Expenses paid	(39)	(60)
Benefits paid	(396)	(386)

Fair value of plan assets at end of year	$3,951	$3,492

The fair value of plan assets are all categorized as level 1 and were determined based on period end closing prices in active markets. The weighted average asset allocations at December 31, 2009 and 2008, are as follows:

	2009	2008

Equities securities	79%	69%
Debt securities	20	29
Cash	1	2

Total	100%	100%

The following table provides a reconciliation of the funded status of the plans at December 31, 2009 and 2008:

	2009	2008

Projected benefit obligation	$5,757	$5,782
Plan assets at fair value	3,951	3,492

Funded status	$(1,806)	$(2,290)

The funded status shown above is included in other long term liabilities in the Company’s statements of consolidated financial position at December 31, 2009 and 2008. The Company does not expect to make a contribution to the plan in 2010.

Benefit payments projected for the plan are as follows:

2010	$393
2011	392
2012	394
2013	391
2014	387
2015-2019	1,892

A profit sharing plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. For 2009, the Company has recognized profit sharing plan expense of $420 and expects to make a contribution of that amount. In 2008, the Company made no contribution to the profit sharing plan. Profit sharing plan expense was $1,523 for the year ended December 31, 2007.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

In addition, the Company has a Supplemental Executive Retirement Plan (SERP) to provide participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. Expense related to the SERP was approximately $161, $560, and $162 for the years ended December 2009, 2008 and 2007, respectively. The SERP liability is based on the discounted present value of expected future benefit payments using a discount rate of 5.75%. The SERP liability was approximately $4.3 million and $4.5 million at December 31, 2009 and 2008, respectively, and is included in accrued employee compensation and other long term liabilities on the accompanying statements of consolidated financial position. The SERP is unfunded.

Leases

The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $12,111, $12,419 and $13,097 for the years ended December 31, 2009, 2008 and 2007, respectively

Future minimum rental commitments are as follows:

Year Ended
December 31,	Commitment

2010	$9,784
2011	7,096
2012	4,790
2013	3,695
2014	3,325
Thereafter	22,610

Total	$51,300

Income Taxes

The effective tax rate for continuing operations was 20.8% in 2009, 0.6% in 2008 and 35.2% in 2007. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Pre-Tax Income
	2009	2008	2007

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes — net of Federal tax benefit	4.1	(0.9)	2.1
Foreign tax rate differential	(21.0)	0.9	(1.5)
Non-deductible goodwill of $41.9 million	0	(31.9)	0
Reduction in valuation allowances	(3.6)	0	0
Domestic production deduction	(2.4)	0	(1.8)
Non-deductible expenses	3.9	(.5)	0.5
Other	4.8	(2.0)	0.9

Effective tax rate for the year	20.8%	0.6%	35.2%

Income (loss) from continuing operations before income taxes was attributable to the following sources:

	2009	2008	2007

United States	$3,431	$(45,965)	$62,144
Foreign	5,402	(70)	(5,420)

Totals	$8,833	$(46,035)	$56,724

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

Income tax expense (benefit) from continuing operations consisted of the following:

	2009		2008		2007
	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$1,080	$171	$610	$(1,087)	$23,567	$(2,678)
Foreign	1,265	(1,227)	2,705	(3,147)	(2,552)	(205)
State and local	898	(349)	(262)	895	2,063	(210)

	$3,243	$(1,405)	$3,053	$(3,339)	$23,078	$(3,093)

Significant components of the Company’s deferred taxes as of December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred income tax liabilities
Property, plant and equipment	$23,895	$27,519
Tax-deductible goodwill	14,453	11,973
Other intangibles	36	624
State deferred taxes	2,138	2,454
Other	610	708

	41,132	43,278
Deferred income tax assets
Compensation	3,412	3,170
Inventory valuation	1,133	1,253
Allowance for uncollectible accounts	1,138	1,231
Non-deductible accruals	3,411	3,008
Capital loss carryforwards	26,138	27,061
Net operating loss carryforwards	1,160	2,063

	36,392	37,786
Valuation Allowance	(27,298)	(28,086)

	9,094	9,700

Net deferred income tax liability	$32,038	$33,578

ASC 740 Income Taxes, requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. In 2009, the Company made an adjustment to record previously unrecognized deferred tax assets which increased the income tax benefit and deferred tax assets by approximately $0.4 million. The Company determined that this adjustment was immaterial to its current and prior period financial statements. The decrease in the valuation allowance of $0.8 million resulted from a utilization of capital loss and foreign net operating losses from jurisdictions with uncertainty of future profitability. The Company has deferred tax assets of $1.2 million resulting from state and foreign net operating tax loss carryforwards of approximately $12.3 million, with carryforward periods that expire starting in 2019.

No provision has been recorded for unremitted earnings of foreign subsidiaries as it is the Company’s intention to indefinitely reinvest these earnings of these subsidiaries. Accordingly, at December 31, 2009, the Company had not recorded a deferred tax liability for temporary differences related to investments in its foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences was estimated to be approximately $25.8 million. The amount may become taxable upon a repatriation of assets or a sales or liquidation of the subsidiaries. It is not practical to estimate the related amount of unrecognized tax liability.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

The following table summarized the activity related to the Company’s unrecognized tax benefits:

Total

Balance at January 1, 2008	$1,880
Increases related to current year tax positions	5,300
Expiration of the statute of limitations for the assessment of taxes	(527)

Balance at December 31, 2008	$6,653

Increases related to current year tax positions	157
Decreases related to previous year tax positions	(203)
Expiration of the statute of limitations for the assessment of taxes	(490)

Balance at December 31, 2009	$6,117

As of December 31, 2009 the total amount of gross unrecognized tax benefits was $6.1 million of which $5.7 million would reduce the Company’s effective tax rate. The increase in unrecognized tax benefits during 2008 includes $4.2 million from the tax position taken on the Company’s 2007 U.S. Corporate Income Tax Return relating to the loss on the previous sales of its European Material Handing business. If recognized, this loss would impact the effective rate by the same amount. The amount of accrued interest expense included as a liability within the Company’s consolidated balance sheet as of December 31, 2009 and 2008 was $0.4 million.

As of December 31, 2009, the Company and its significant subsidiaries are subject to examinations for the years after 2003 in Brazil and Canada, as well as after 2005 for the United States, France and certain states within the United States. The Company is also subject to examinations after 2005 in the remaining states within the United States.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

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

The Company’s Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair / retread supplies. The Distribution Segment operates domestically through branches located in major cities throughout the United States and in foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Canada and Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

Total sales from foreign business units and export to countries outside the U.S. were approximately $100.1 million, $140.7 million, and $121.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Sales made to customers in Canada accounted for approximately 10% of total net sales in 2009, 12% in 2008 and 10% in 2007. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, consisting primarily of property, plant and equipment, intangible assets and goodwill, were approximately $33.5 million at December 31, 2009 and $43.1 million at December 31, 2008.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements
Amounts in thousands, except as otherwise noted — (Continued)

	2009	2008	2007

Net Sales
Lawn and Garden	$220,312	$272,803	$300,872
Material Handling	254,045	261,189	267,221
Distribution	162,991	187,132	203,230
Automotive and Custom	86,030	119,691	107,763
Intra-segment elimination	(21,544)	(27,274)	(23,381)

	$701,834	$813,541	$855,705

Income (Loss) Before Income Taxes
Lawn and Garden	$16,686	$(1,794)	$897
Material Handling	13,625	26,638	40,360
Distribution	13,660	17,490	20,537
Automotive and Custom	787	(54,192)	8,433
Corporate	(27,621)	(22,840)	1,788
Interest expense-net	(8,304)	(11,337)	(15,291)

	$8,833	$(46,035)	$56,724

Identifiable Assets
Lawn and Garden	$227,274	$241,725	$302,736
Material Handling	183,435	187,923	191,562
Distribution	43,870	44,654	46,944
Automotive and Custom	42,770	83,320	137,933
Corporate	12,617	11,278	18,377

	$509,966	$568,900	$697,552

Capital Additions, Net
Lawn and Garden	$9,577	$5,375	$6,496
Material Handling	5,617	32,849	7,875
Distribution	90	332	190
Automotive and Custom	711	1,884	4,315
Corporate	0	137	357

	$15,995	$40,577	$19,233

Depreciation
Lawn and Garden	$12,916	$15,401	$16,242
Material Handling	14,668	13,557	10,991
Distribution	309	336	372
Automotive and Custom	4,831	4,798	3,856
Corporate	408	345	397

	$33,132	$34,437	$31,858

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9.A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

John C. Orr	Donald A. Merril
President and	Vice President,
Chief Executive Officer	Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors
Myers Industries, Inc.:

We have audited Myers Industries, Inc. and subsidiaries (Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Myers Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of consolidated financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related statements of consolidated (loss) income, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio
March 12, 2010

ITEM 9B.	Other Information.

None

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

For information about the directors of the Company, see the sections titled “Nominees”, “Director Independence”, “Committees of the Board”, Committee Charters and Policies”, Shareholder Nominations of Director Candidates” and “Corporate Governance Policies” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 30, 2010 (“Proxy Statement”), which is incorporated herein by reference.

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

See the sections titled “Executive Compensation and Related Information”, “Compensation Committee Interlocks and Insider Participation”, Compensation Committee Report on Executive Compensation”, “Risk Assessment of Compensation Policies” and “Board Role in Risk Oversight” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

See the sections titled “Principal Shareholders,” “Election of Directors” and “Beneficial Ownership” of the Proxy Statement, which are incorporated herein by reference.

(C)
Number of Securities
	(A)		Remaining Available for
	Number of Securities	(B)	Future Issuance Under
	to be Issued Upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants or Rights	Warrants or Rights	Column(A))

Equity Compensation Plans Approved by Security Holders(1)	1,787,919	$11.22	752,226
Equity Compensation Plans Not Approved by Security Holders	–0–	–0–	–0–
Total	1,787,919		752,226

(1)	This information is as of January 31, 2010 and includes the 2008 Stock Plan and 1999 Incentive Stock Plan.

ITEM 13.	Certain Relationships and Related Transactions

See the sections titled “Policies and Procedures with Respect to Related Party Transactions” and “Directors Independence” of the Proxy Statement, which are incorporated herein by reference.

ITEM 14.	Principal Account Fees and Services

Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2009 and 2008 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the section titled “Matters Relating to the Independent Registered Public Accounting Firm” of the Proxy Statement , which is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.	(A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Statements of Consolidated Financial Position As of December 31, 2009 and 2008

Statements of Consolidated (Loss) Income For The Years Ended December 31, 2009, 2008 and 2007

Statements of Consolidated Shareholders’ Equity and Comprehensive Income (Loss) For The Years Ended December 31, 2009, 2008 and 2007

Statements of Consolidated Cash Flows For The Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements For The Years Ended December 31, 2009, 2008 and 2007

15.	(A)(2) Financial Statement Schedules

All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15.	(B) Exhibits

EXHIBIT INDEX

2(a)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**
2(b)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on January 16, 2007.**
2(c)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20, 2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**
2(d)	Agreement and Plan of Merger among Myers Industries, Inc., MYEH Corporation and MYEH Acquisition Corporation, dated April 24, 2007. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 26, 2007.**

EXHIBIT INDEX

2(e)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated December 10, 2007. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on December 10, 2007.
2(f)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated April 3, 2008. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008.
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations attached hereto or Exhibit 3.1.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*
10(f)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(g)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*
10(h)	First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009.*
10(i)	Second Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of March 8, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2010.*
10(j)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(k)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*
10(l)	Employment Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 22, 2009.*
10(m)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 22, 2009.*
10(n)	Amendment to Myers Industries, Inc. Executive Supplemental Retirement Plan (David B. Knowles) effective June 19, 2009. Reference is made to Exhibit 10.3 to Form 8-K filed with the Commission on June 22, 2009.*
10(o)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*
10(p)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*

EXHIBIT INDEX

10(q)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*
10(r)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*
10(s)	Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.
10(t)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.
10(u)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Donald A. Merril, Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr, President and Chief Executive Officer, and Donald A. Merril, Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.

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

Signature	Title	Date

/s/ Donald A. Merril Donald A. Merril	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 12, 2010

/s/ Keith A. Brown Keith A. Brown	Director	March 12, 2010

/s/ Vincent Byrd Vincent Byrd	Director	March 12, 2010

/s/ Robert A. Stefanko Robert A. Stefanko	Director	March 12, 2010

/s/ Richard P. Johnston Richard P. Johnston	Director	March 12, 2010

/s/ Edward W. Kissel Edward W. Kissel	Director	March 12, 2010

/s/ John C. Orr John C. Orr	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010

/s/ John B. Crowe John B. Crowe	Director	March 12, 2010

/s/ Jon H. Outcalt Jon H. Outcalt	Director	March 12, 2010