Form 10-Q
period 2010-03-31
MYERS INDUSTRIES INC
filed 2010-05-07
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010

Common Stock, without par value	35,306,330 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of March 31, 2010 (Unaudited) and December 31, 2009
(Dollars in thousands)

	March 31, 2010	December 31, 2009
Assets

Current Assets
Cash	$8,789	$4,728
Accounts receivable-less allowances of $3,959 and $4,402 respectively	103,851	86,674

Inventories
Finished and in-process products	62,857	65,522
Raw materials and supplies	33,722	34,679

	96,579	100,201

Prepaid expenses	6,130	8,612
Deferred income taxes	6,341	6,333

Total Current Assets	221,691	206,548

Other Assets
Goodwill	112,105	111,927
Intangible assets	19,652	20,003
Other	16,080	13,070

	147,837	145,000

Property, Plant and Equipment, at Cost
Land	3,989	3,989
Buildings and leasehold improvements	53,305	53,283
Machinery and equipment	374,535	370,042

	431,829	427,314
Less allowances for depreciation and amortization	(275,173)	(268,896)

	156,656	158,418

	$526,185	$509,966

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of March 31, 2010 (Unaudited) and December 31, 2009
(Dollars in thousands, except share data)

	March 31, 2010	December 31, 2009
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$57,837	$63,916
Accrued expenses
Employee compensation	13,768	14,008
Income taxes	7,378	6,405
Taxes, other than income taxes	1,301	1,187
Accrued interest	1,981	397
Other	15,977	17,687
Current portion of long-term debt	65,425	65,425

Total Current Liabilities	163,667	169,025

Long-term Debt, less current portion	54,610	38,890
Other Liabilities	5,692	5,682
Deferred Income Taxes	38,578	38,371

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,292,830 and 35,286,129 shares, respectively)	21,478	21,474
Additional paid-in capital	279,468	278,894
Accumulated other comprehensive income	8,618	6,777
Retained deficit	(45,926)	(49,147)

	263,638	257,998

	$526,185	$509,966

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Income (Unaudited)
For the Three Months Ended March 31, 2010 and March 31, 2009
(Dollars in thousands, except per share data)

	For The Three Months Ended
	March 31,	March 31,
	2010	2009

Net sales	$186,422	$182,689
Cost of sales	141,510	127,209

Gross profit	44,912	55,480

Selling, general and administrative expenses	34,431	41,584
Impairment charges	-0-	1,271

Operating income	10,481	12,625

Interest expense, net	1,800	2,401

Income from continuing operations before income taxes	8,681	10,224

Income taxes	3,151	3,967

Income from continuing operations	5,530	6,257

Loss from discontinued operations, net of tax	-0-	(1,155)

Net income	$5,530	$5,102

Income (loss) per common share
Basic
Continuing operations	$.16	$.18
Discontinued operations	-0-	(.03)

Net income per common share	$.16	$.14

Diluted
Continuing operations	$.16	$.18
Discontinued operations	-0-	(.03)

Net income per common share	$.16	$.14

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)

	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities
Net income	$5,530	$5,102
Loss from discontinued operations	-0-	1,155
Items not affecting use of cash
Depreciation	7,561	8,477
Impairment charges	-0-	1,271
Amortization of intangible assets	752	745
Non cash stock compensation	517	507
Deferred taxes	(38)	71
Gain on sale of property, plant and equipment	(733)	(43)
Cash flow provided by (used for) working capital
Accounts receivable	(16,553)	(21,856)
Inventories	(3,318)	12,045
Prepaid expenses	2,539	(1,193)
Accounts payable and accrued expenses	(5,757)	(8,453)

Net cash used for operating activities of continuing operations	(9,500)	(2,172)
Net cash provided by operating activities of discontinued operations	-0-	(193)

Net cash used for operating activities	(9,500)	(2,365)

Cash Flows From Investing Activities
Additions to property, plant and equipment	(5,228)	(1,368)
Proceeds from sale of property, plant and equipment	4,918	-0-
Other	(14)	182

Net cash used for investing activities	(324)	(1,186)

Cash Flows From Financing Activities
Net borrowing of credit facility	15,909	11,309
Cash dividends paid	(2,278)	(2,115)
Proceeds from issuance of common stock	31	108

Net cash provided by financing activities	13,662	9,303

Foreign Exchange Rate Effect on Cash	223	(364)

Net increase in cash	4,061	5,388

Cash at January 1	4,728	10,417

Cash at March 31	$8,789	$15,805

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2010
(Dollars in thousands)

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Retained
	Stock	Capital	Income	Deficit
December 31, 2009	$21,474	$278,894	$6,777	$(49,147)

Net income	-0-	-0-	-0-	5,530

Foreign currency translation adjustment	-0-	-0-	1,841	-0-

Common stock issued	4	57	-0-	-0-

Stock based compensation	-0-	517	-0-	-0-

Dividends — $.065 per share	-0-	-0-	-0-	(2,309)

March 31, 2010	$21,478	$279,468	$8,618	$(45,926)

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2010.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures, to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The Company adopted this guidance in January 2010, and adoption did not have a material impact on the Company’s consolidated financial statements. The portion of guidance relating to disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation are not effective until fiscal years beginning after December 15, 2010. The Company does not expect that the portion of this guidance not yet adopted will have a material impact on the Company’s consolidated financial statements.
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
The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $100 million fixed rate senior notes was estimated at $102 million at March 31, 2010 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements, which are considered level 2 inputs.
Discontinued Operations
On October 30, 2009, the Company sold substantially all of the assets of its Michigan Rubber Products, Inc. (MRP) and Buckhorn Rubber Products Inc. (BRP) businesses to Zhongding Sealing Parts (USA) Inc. In accordance with U.S. generally accepted accounting principles, the operating results related to those businesses have been included in the results of discontinued operations. For the quarter ended March 31, 2009, the MRP and BRP discontinued operations had sales of $7.4 million and a net loss from operations of $1.2 million.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Goodwill
The change in goodwill for the three months ended March 31, 2010 is as follows:
(Amounts in thousands)

	Balance at		Foreign		Balance at
	January 1,		Currency		March 31,
Segment	2010	Acquisitions	Translation	Impairment	2010
Distribution	$214	-0-	-0-	-0-	$214
Material Handling — North America	30,383	-0-	-0-	-0-	30,383
Lawn and Garden	81,330	-0-	178	-0-	81,508

Total	$111,927	$-0-	$178	-0-	$112,105

Net Income Per Share
Net income per share, as shown on the Condensed Statements of Consolidated Income, is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended
	March 31
	2010	2009
Weighted average common shares outstanding
Basic	35,289,725	35,246,618
Dilutive effect of stock options	98,392	-0-

Weighted average common shares outstanding — diluted	35,388,117	35,246,618

Options to purchase 1,617,670 and 1,177,146 shares of common stock that were outstanding at March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares.
Supplemental Disclosure of Cash Flow Information
The Company made cash payments for interest of approximately $0.1 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively. Cash payments for income taxes were approximately $1.7 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Comprehensive Income
A summary of comprehensive income for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Net income	$5,530	$5,102
Other comprehensive income (loss):
Foreign currency translation adjustment	1,841	(1,750)

Comprehensive income	$7,371	$3,352

Accumulated Other Comprehensive Income
As of March 31, 2010 and December 31, 2009, the balance in the Company’s accumulated other comprehensive income was comprised of the following:

	March 31,	December 31,
(In thousands)	2010	2009
Foreign currency translation adjustments	$10,662	$8,821
Pension adjustments	(2,044)	(2,044)

Total	$8,618	$6,777

Restructuring & Impairment Charges
In the fourth quarter of 2008, the Company began implementation of its plan to restructure the businesses in its Lawn and Garden segment. In addition, during 2009 the Company began a restructuring program in its Material Handling segment. These restructuring programs resulted in the closure of 5 manufacturing facilities and the reallocation of certain product lines and machinery and equipment to the remaining facilities. In addition, 2 manufacturing facilities in the Engineered Products segment were also closed in 2009.
In the quarter ended March 31, 2010, the Company recorded expenses of approximately $0.8 million related to these restructuring activities, primarily for rigging and transportation costs in connection with the movement of certain machinery and equipment between facilities. In addition, during the first quarter of 2010 the Company sold its closed Material Handling plant in Shelbyville, Kentucky for approximately $5.1 million and recorded a gain of $0.7 million.
In the quarter ended March 31, 2009, the Company recorded impairment charges of $0.3 million related to certain Lawn and Garden property, plant, and equipment. The Company also incurred severance and personnel related, consulting, and other expenses associated with the Lawn and Garden restructuring of approximately $5.0 million in the first quarter of 2009. In addition, the Company announced the closure of its Fostoria, Ohio facility in the Engineered Products segment and, as a result, an impairment charge of approximately $1.0 million was recorded in the quarter ended March 31, 2009 to adjust the carrying value of real estate at this location to its estimated fair value.
Activity related to the Company’s restructuring accruals for severance and other exit costs in the period ended March 31, 2010 was as follows:

	Severance
	and	Other
(Dollars in thousands)	Personnel	Exit Costs	Total
Balance at January 1, 2010	$423	$1,651	$2,074
Provision	-0-	-0-	-0-
Less: Payments	(423)	(506)	(929)

Balance at March 31, 2010	$-0-	$1,145	$1,145

As a result of restructuring activity and plant closures, approximately $7.6 million and $11.9 million of property, plant and equipment has been classified as held for sale as of March 31, 2010 and December 31, 2009, respectively and is included in other assets in the condensed statement of consolidated financial position.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Stock Compensation
On April 30, 2009, the shareholders of the Company approved the adoption of the 2008 Incentive Stock Plan (the 2008 Plan). Under the 2008 Plan, the Compensation Committee of the Board of Directors is authorized to issue up to 3,000,000 shares of various types of stock based awards including stock options, restricted stock and stock appreciation rights to key employees and Directors. In general, stock options granted and outstanding vest over three years and expire ten years from the date of grant.
Stock compensation expense reduced income before taxes approximately $0.5 million for the three months ended March 31, 2010 and 2009. These expenses are included in SG&A expenses in the accompanying Condensed Statements of Consolidated Income. Total unrecognized compensation costs related to non-vested share based compensation arrangements at March 31, 2010 was approximately $5.0 million, which will be recognized over the next four years.
On March 4, 2010, 345,600 stock option shares were granted with a three year vesting period. The fair value of these option shares was estimated using a Monte Carlo option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant through the expected term. The dividend yield is based on the Company’s historical dividend yield and expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

Risk free interest rate	3.09%
Expected dividend yield	2.86%
Expected life of award (years)	5.18
Expected volatility	48.77%
Fair value per option share	$3.06
The following table summarizes the stock option activity for the three months ended March 31, 2010:

		Average	Weighted
		Exercise	Average
	Shares	Price	Life
Outstanding at December 31, 2009	1,681,169	$12.21
Options Granted	345,600	10.56
Options Exercised	(3,780)	8.00
Cancelled or Forfeited	(68,525)	13.47

Outstanding at March 31, 2010	1,954,464	$11.64	7.90 years

Exercisable at March 31, 2010	869,630	$12.79
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended March 31, 2010 was approximately $8,000. There were no stock options exercised during the three months ended March 31, 2009.
In addition, at March 31, 2010 and December 31, 2009, the Company had outstanding 245,900 and 103,000 shares of restricted stock, respectively, with vesting periods through March 2013. The restricted stock awards are rights to receive shares of common stock subject to forfeiture and other restrictions.
Income Taxes
As of December 31, 2009, the total amount of gross unrecognized tax benefits was $6.1 million, of which $5.7 million would reduce the Company’s effective tax rate. The amount of accrued interest expense for income tax exposures within the Company’s consolidated financial position at December 31, 2009 was $0.4 million. No material changes have occurred in the liability for unrecognized tax benefits during the three months ended March 31, 2010. The Company does not expect any significant changes to its unrecognized tax benefit balance over the next twelve months.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statements of income.
As of March 31, 2010, the Company and its significant subsidiaries are subject to examination for the years after 2003 in Brazil and Canada as well as after 2005 for the United States, France, and certain states within the United States. The Company is also subject to examinations after 2004 in the remaining states within the United States.
Retirement Plans
During 2009, the Company merged its two frozen defined benefit pension plans into a single plan which provides benefits primarily based upon a fixed amount for each year of service as defined. The net periodic benefit cost for the defined benefit plan for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Service cost	$9	$15
Interest cost	80	81
Expected return on assets	(74)	(65)
Amortization of prior service cost	-0-	-0-
Amortization of net loss	15	22

Net periodic pension cost	$30	$53

As of March 31, 2010, no contributions have been made to the Plan and the Company does not expect to make any contributions in 2010.
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
Segment Information
The Company’s business units have separate management teams and offer different products and services. Beginning in 2010, the Company changed the name of its Automotive and Custom segment to Engineered Products. In all other respects, the Engineered Products segment remains the same and still consists of businesses engaged in the manufacture of engineered plastic original equipment and replacement parts, tire repair materials and custom rubber and plastic components and materials. The Company’s business units have been aggregated into four reportable business segments based on management, including the chief operating decision maker for the segment, as well as similarities of products, production processes, distribution methods and other economic characteristics. These include three manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Lawn and Garden, 2) Material Handling, and 3) Engineered Products. The fourth segment is Distribution of tire, wheel, and undervehicle service products.
Income (Loss) before income taxes for each business segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing business segment operating income, general corporate overhead expenses and interest expenses are not included.

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Net Sales
Lawn & Garden	$69,505	$76,407
Material Handling	60,211	58,049
Distribution	38,732	36,323
Engineered Products	24,409	19,716
Intra-segment elimination	(6,435)	(7,806)

Sales from continuing operations	$186,422	$182,689

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Income (Loss) Before Income Taxes
Lawn and Garden	$4,757	$11,654
Material Handling	5,410	6,660
Distribution	2,902	2,236
Engineered Products	2,553	(1,091)
Corporate	(5,141)	(6,834)
Interest expense-net	(1,800)	(2,401)

Income from continuing operations before income taxes	$8,681	$10,224

Part I — Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: First Quarter 2010 versus 2009
(Dollars in millions)
Net Sales from Continuing Operations:

Segment	2010	2009	Change	% Change
Lawn & Garden	$69.5	$76.4	$(6.9)	(9)%
Material Handling	$60.2	$58.0	$2.2	4%
Distribution	$38.7	$36.3	$2.4	7%
Engineered Products	$24.4	$19.7	$4.7	24%
Inter-segment elimination	$(6.4)	$(7.7)	$1.3	17%

TOTAL	$186.4	$182.7	$3.7	2%
Sales in the first quarter of 2010 increased 2% compared to the prior year as the Company experienced increased demand and higher unit volumes in most of its business segments and markets. The higher sales volumes and an increase in sales of $3.3 million from foreign currency translation more than offset the negative impact of competitive pricing pressures in certain markets.
Net sales in the Lawn and Garden segment in the first quarter of 2010 were down $6.9 million or 9% compared to the first quarter of 2009. Lower selling prices of approximately $4.8 million and volume declines of approximately $3.6 million more than offset the benefit of foreign currency translation from the favorable impact of exchange rates for the Canadian dollar.
In the Material Handling segment, net sales increased $2.2 million or 4% in the first quarter of 2010 compared to the same quarter in 2009. Higher selling prices of approximately $5.9 million offset the impact of volume declines in automotive and other industrial markets.
Net sales in the Distribution segment increased $2.4 million or 7% in the first quarter of 2010 compared to the first quarter of 2009. Sales were up primarily due to higher unit volumes of tire service and retread consumable supplies. Sales of equipment in the Distribution segment continued to be weak as tire dealers, auto dealers, fleet and other customers remain cautious regarding capital purchases.
In the Engineered Products segment, net sales in the first quarter of 2010 increased $4.7 million, or 24% compared to the prior year. The increase is virtually all volume related as demand increased in the recreational vehicle, marine and automotive markets compared to very weak market conditions in the first quarter of 2009.
Cost of Sales & Gross Profit from Continuing Operations:

Cost of Sales and Gross Profit	2010	2009
Cost of sales	$141.5	$127.2
Gross profit	$44.9	$55.5
Gross profit as a percentage of sales	24.0%	30.4%
Gross profit margin decreased to 24.0% in the quarter ended March 31, 2010 compared with 30.4% in the prior year. The decline in gross profit margin was primarily due to higher raw material costs as prices for plastic resins increased between 40% and 95% in the first quarter of 2010 compared to the first quarter of 2009. In addition, margins were impacted by lower selling prices due to competitive pressures in some markets. The impact of higher raw material costs and pricing pressure more than offset the favorable impact of lower manufacturing costs from an increase in capacity utilization and decreased unabsorbed overhead as a result of the Company’s restructuring programs.

Part I — Financial Information
Selling, General and Administrative (“SG&A’’) Expenses from Continuing Operations:

SG&A Expenses	2010	2009	Change
SG&A expenses	$34.4	$41.6	$(7.2)
SG&A expenses as a percentage of sales	18.5%	22.8%	(4.3)
Selling and administrative expenses for the quarter ended March 31, 2010 were $34.4 million, a reduction of $7.2 million or 17% compared with the prior year. SG&A expenses in the quarter ended March 31, 2010 include restructuring and other expenses of approximately $0.9 million offset by a gain from the sale of a closed manufacturing facility of $0.7 million. SG&A expenses in the quarter ended March 31, 2009 included charges of approximately $5.0 million for consulting fees, movement of machinery and equipment and other restructuring costs of our Lawn and Garden segment. Excluding the impact of restructuring and related expenses, operating expenses for the quarter ended March 31, 2010 were approximately 18.4% of sales compared with 20.0% in the prior year. The improvement in operating expense leverage in 2010 reflects the benefit of our restructuring activities and ongoing cost control initiatives.
Impairment Charges from Continuing Operations:
In the first quarter of 2009, the Company continued the implementation of its restructuring plan in the Lawn and Garden segment and announced the closure of its Fostoria, Ohio manufacturing facility in its Engineered Products segment. In connection with this closure, the Company recorded impairment charges of $1.3 million for certain property, plant, and equipment, primarily related to the estimated fair value of its facility in Fostoria, Ohio. The Company had no impairment charges on property, plant and equipment in the first quarter of 2010.
Interest Expense from Continuing Operations:

Net Interest Expense	2010	2009	Change	% Change
Interest expense	$1.8	$2.4	$(0.6)	(25)%
Outstanding borrowings	$120.0	$182.0	$(62.0)	(34)%
Average borrowing rate	6.12%	5.34%	(0.78)	15%
Net interest expense for the quarter ended March 31, 2010 was $1.8 million, a decrease of 25% compared to $2.4 million in the prior year. The decrease was the result of significantly lower average borrowing levels which more than offset higher interest rates, due to a higher concentration of fixed rate debt, compared to the prior year.
Income Before Taxes from Continuing Operations:

Segment	2010	2009	Change	% Change
Lawn & Garden	$4.8	$11.7	$(6.9)	(59)%
Material Handling	$5.4	$6.7	$(1.3)	(19)%
Distribution	$2.9	$2.2	$0.7	32%
Engineered Products	$2.6	$(1.1)	$3.7	—
Corporate and interest	$(7.0)	$(9.3)	$2.3	24%

TOTAL	$8.7	$10.2	$(1.5)	(15)%

Income before taxes for the quarter ended March 31, 2010, was lower than the prior year, primarily due to the impact of significantly higher raw material costs and competitive pricing pressures on gross profit margins. The negative impact of reduced gross profit more than offset the benefits of lower operating expenses and interest charges. In addition, restructuring expenses and related impairment charges were only $0.8 million in the quarter ended March 31, 2010 compared to $6.2 million in the prior year.
Income Taxes from Continuing Operations:

Consolidated Income Taxes	2010	2009
Income before taxes	$8.7	$10.2
Income taxes	$3.2	$4.0
Effective tax rate	36.3%	38.8%

Part I — Financial Information
Income tax expense as a percentage of pretax income decreased to 36.3% for the quarter ended March 31, 2010 compared to 38.8% in the prior year. The decrease is primarily attributable to the anticipated favorable impact of domestic production deduction and other permanent differences on the Company’s expected tax rate in 2010 compared to the prior year.
Liquidity and Capital Resources
Cash used by operating activities from continuing operations was $9.5 million for the quarter ended March 31, 2010 compared to $2.2 million in the first quarter of 2009. The increase in cash used for operations includes an increase of $3.6 million in cash used for working capital and a reduction of $3.7 million in cash generated from income, excluding depreciation and other non-cash charges.
The increase in cash used for working capital was primarily the result of an increase in inventories that used $3.3 million in cash in the first quarter of 2010 compared to cash generated of $12.0 million in the prior year. The increase of $15.3 million in cash used for inventories offset reductions of $5.3 million in cash used for accounts receivable and $2.6 million in cash used for accounts payable and other current liabilities in the current year. Prepaid expenses generated cash of $2.5 million in the first quarter of 2010 compared to cash used of $1.2 million in 2009 as a result of income tax refunds received. The Company typically experiences a use of cash for working capital in the first quarter, in part due to seasonal demands related to its Lawn and Garden segment. In the quarter ended March 31, 2010, the use of cash for inventories was also impacted by the rising cost of raw materials, particularly plastic resins, used in its manufacturing operations.
Capital expenditures were approximately $5.2 million in the quarter ended March 31, 2010 and are expected to be in the range of $20 to $25 million for the year. In addition, the Company used cash to pay dividends of $2.3 million in the first quarter of 2010.
Total debt at March 31, 2010 was approximately $120.0 million compared with $104.3 million at December 31, 2009 with the increase due to seasonal working capital demand. The Company’s Credit Agreement provides available borrowing up to $250 million and, as of March 31, 2010, the Company had approximately $232 million available under this agreement. The Credit Agreement expires in October 2011 and, as of March 31, 2010 the Company was in compliance with all its debt covenants. The significant financial covenants include an interest coverage ratio and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended March 31, 2010 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.5 to 1 (minimum)	3.9
Leverage Ratio	3.5 to 1 (maximum)	1.9
The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service into the foreseeable future.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at March 31, 2010, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.2 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in US dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a program designed to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net foreign currency exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of March 31, 2010, the Company had no foreign currency arrangements or contracts in place.

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

MYERS INDUSTRIES, INC.
Date: May 7, 2010	By:	/s/ Donald A. Merril
Donald A. Merril
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

2(a)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**
2(b)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on January 16, 2007.**
2(c)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20, 2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**
2(d)	Agreement and Plan of Merger among Myers Industries, Inc., MYEH Corporation and MYEH Acquisition Corporation, dated April 24, 2007. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 26, 2007.**
2(e)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated December 10, 2007. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on December 10, 2007.
2(f)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated April 3, 2008. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008.
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 10-K filed with the Commission on March 12, 2010.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*
10(f)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(g)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*
10(h)	First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009.*
10(i)	Second Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of March 8, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2010.*
10(j)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(k)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*
10(l)	Employment Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 22, 2009.*
10(m)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 22, 2009.*
10(n)	Amendment to Myers Industries, Inc. Executive Supplemental Retirement Plan (David B. Knowles) effective June 19, 2009. Reference is made to Exhibit 10.3 to Form 8-K filed with the Commission on June 22, 2009.*
10(o)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*
10(p)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*

EXHIBIT INDEX

10(q)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*
10(r)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*
10(s)	Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.
10(t)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.
10(u)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Donald A. Merril, Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr, President and Chief Executive Officer, and Donald A. Merril, Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.