Form 10-Q
period 2010-06-30
MYERS INDUSTRIES INC
filed 2010-08-06
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2010

Common Stock, without par value	35,311,701 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of June 30, 2010 (Unaudited) and December 31, 2009
(Dollars in thousands)

Assets	June 30, 2010	December 31, 2009
Current Assets
Cash	$6,055	$4,728
Accounts receivable-less allowances of $3,451 and $4,402, respectively	88,879	86,674

Inventories
Finished and in-process products	60,360	65,522
Raw materials and supplies	30,823	34,679

	91,183	100,201

Prepaid expenses	7,782	8,612
Deferred income taxes	6,330	6,333

Total Current Assets	200,229	206,548

Other Assets
Goodwill	111,864	111,927
Intangible assets	18,601	20,003
Other	16,379	13,070

	146,844	145,000
Property, Plant and Equipment, at Cost
Land	3,990	3,989
Buildings and leasehold improvements	53,158	53,283
Machinery and equipment	372,758	370,042

	429,906	427,314
Less allowances for depreciation and amortization	(277,890)	(268,896)

	152,016	158,418

	$499,089	$509,966

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of June 30, 2010 (Unaudited) and December 31, 2009
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	June 30, 2010	December 31, 2009
Current Liabilities
Accounts payable	$48,014	$63,916
Accrued expenses
Employee compensation	14,880	14,008
Income taxes	2,377	6,405
Taxes, other than income taxes	1,135	1,187
Accrued interest	409	397
Other	13,514	17,687
Current portion of long-term debt	65,425	65,425

Total Current Liabilities	145,754	169,025

Long-term debt, less current portion	51,410	38,890
Other liabilities	5,714	5,682
Deferred income taxes	38,208	38,371

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,307,873 and 35,286,129 shares, respectively)	21,481	21,474
Additional paid-in capital	280,123	278,894
Accumulated other comprehensive income	5,756	6,777
Retained deficit	(49,357)	(49,147)

	258,003	257,998

	$499,089	$509,966

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Income (Loss) (Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009
(Dollars in thousands, except per share data)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Net sales	$175,906	$165,439	$362,329	$348,128

Cost of sales	141,955	124,134	283,465	251,343

Gross profit	33,951	41,305	78,864	96,785

Selling, general and administrative expenses	33,960	40,510	68,392	82,094
Impairment charges	-0-	891	-0-	2,162

Operating (loss) income	(9)	(96)	10,472	12,529

Interest expense, net	1,851	2,099	3,651	4,500

Income (loss) from continuing operations before income taxes	(1,860)	(2,195)	6,821	8,029

Income tax (benefit) expense	(761)	(1,470)	2,390	2,497

Income (loss) from continuing operations	(1,099)	(725)	4,431	5,532

Income (loss) from discontinued operations, net of tax	-0-	(676)	-0-	(1,831)

Net (loss) income	$(1,099)	$(1,401)	$4,431	$3,701

Income (loss) per common share
Basic
Continuing operations	$(.03)	$(.02)	$.13	$.16
Discontinued	-0-	(.02)	-0-	(.05)

Net (loss) income	$(.03)	$(.04)	$.13	$.10

Diluted
Continuing operations	$(.03)	$(.02)	$.13	$.16
Discontinued	-0-	(.02)	-0-	(.05)

Net (loss) income	$(.03)	$(.04)	$.13	$.10

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)

	June 30, 2010	June 30, 2009
Cash Flows From Operating Activities
Net income	$4,431	$3,701
Net loss from discontinued operations	-0-	1,831
Items not affecting use of cash
Depreciation	15,019	17,067
Impairment charges	-0-	2,162
Amortization of other intangible assets	1,485	1,494
Non cash stock compensation	1,133	1,131
Deferred taxes	(76)	(62)
Gain on sale of property, plant and equipment	(733)	-0-
Cash flow provided by (used for) working capital
Accounts receivable	(2,934)	5,612
Inventories	1,154	13,700
Prepaid expenses	798	(317)
Accounts payable and accrued expenses	(22,896)	(16,633)

Net cash provided by (used for) operating activities of continuing operations	(2,620)	29,686
Net cash provided by operating activities of discontinued operations	-0-	643

Net cash provided by (used for) operating activities	(2,620)	30,329

Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	5,165	727
Additions to property, plant and equipment	(9,320)	(3,864)
Other	73	353

Net cash used for investing activities	(4,082)	(2,784)

Cash Flows From Financing Activities
Net borrowing (repayment) of credit facility	12,552	(11,729)
Cash dividends paid	(4,611)	(4,231)
Proceeds from issuance of common stock	72	213

Net cash (used for) provided by financing activities	8,013	(15,747)

Foreign Exchange Rate Effect on Cash	17	603

Net increase in cash	1,328	12,401
Cash at January 1	4,728	10,417

	$6,055	$22,818

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statement of Consolidated Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2010
(Dollars in thousands)

			Accumulative
		Additional	Other
	Common	Paid-In	Comprehensive	Retained
	Stock	Capital	Income (Loss)	Deficit
December 31, 2009	$21,474	$278,894	$6,777	$(49,147)

Net income	-0-	-0-	-0-	4,431

Foreign currency translation adjustment	-0-	-0-	(1,021)	-0-

Common Stock issued	7	96	-0-	-0-

Stock based compensation	-0-	1,133	-0-	-0-

Dividends — $.13 per share	-0-	-0-	-0-	(4,641)

June 30, 2010	$21,481	$280,123	$5,756	$(49,357)

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010, and the results of operations and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2010.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures, to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. The Company adopted this guidance in January 2010 and adoption did not have a material impact on the Company’s consolidated financial statements. The portion of guidance relating to disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliations are not effective until fiscal years beginning after December 15, 2010. The Company does not expect that the portion of this guidance not yet adopted will have a material impact on the Company’s consolidated financial statements.
Fair Value Measurement
In January 2008, the Company adopted guidance included in ASC 820, Fair Value Measurements and Disclosures, for its financial assets and liabilities, as required. The guidance established a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value, established a framework for measuring fair value, and expanded disclosure requirements about such fair value measurements. The guidance did not require any new fair value measurements, but rather applied to all other accounting pronouncements that require or permit fair value measurements. In January 2009, the Company adopted updated guidance included in ASC 820 with respect to non-financial assets and liabilities that are measured at fair value on a non-recurring basis. The adoption of this updated guidance did not have a material impact on the consolidated financial statements. Under ASC 820, the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:
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
The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $100 million fixed rate senior notes was estimated at $102 million at June 30, 2010 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Discontinued Operations
On October 30, 2009, the Company sold substantially all of the assets of its Michigan Rubber Products, Inc. (“MRP”) and Buckhorn Rubber Products Inc. (“BRP”) businesses to Zhongding Sealing Parts (USA), Inc. In accordance with U.S. generally accepted accounting principles, the operating results related to those businesses have been included in the results of discontinued operations. For the three months and six months ended June 30, 2009, the MRP and BRP discontinued operations had the following operating results:

	Three months ended	Six months ended
(Amounts in thousands)	June 30, 2009	June 30, 2009
Net Sales	$7,711	$15,122
Loss before income taxes	(1,134)	(3,047)
Income tax benefit	(458)	(1,216)
Net loss	$(676)	$(1,831)
Goodwill
The change in goodwill for the six months ended June 30, 2010 was as follows:
(Amount in thousands)

			Foreign
	Balance at		Currency		Balance at
Segment	January 1, 2010	Acquisitions	Translation	Impairment	June 30, 2010
Distribution	$214	$-0-	$-0-	$-0-	$214
Material Handling — North America	30,383	-0-	-0-	-0-	30,383
Lawn and Garden	81,330	-0-	(63)	-0-	81,267

Total	$111,927	$-0-	$(63)	$-0-	$111,864

Net Income (Loss) Per Share
Net income (loss) per share, as shown on the Condensed Statements of Consolidated Income (Loss), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2010	2009	2010	2009
Weighted average common shares outstanding
Basic	35,304	35,266	35,297	35,257
Dilutive effect of stock options	-0-	-0-	117	-0-

Weighted average common shares outstanding — diluted	35,304	35,266	35,414	35,257

Options to purchase 1,584,830 and 1,440,573 shares of common stock that were outstanding at June 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares. In addition, 119,232 dilutive common shares were excluded from the computation of the loss per common share in the three months ended June 30, 2010 due to the Company’s net loss position.
Supplemental Disclosure of Cash Flow Information
The Company made cash payments for interest of $3.3 million and $3.7 million for the three months ended June 30, 2010 and 2009, respectively. Cash payments for interest totaled $3.4 million and $4.6 million for the six months ended June 30, 2010 and 2009, respectively. Cash payments for income taxes were $6.0 million and $3.6 million for the three months ended June 30, 2010 and 2009, respectively. Cash payments for income taxes were $7.6 million and $3.9 million for the six months ended June 30, 2010 and 2009, respectively.
Comprehensive Income (Loss)
A summary of comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2010	2009	2010	2009
Net income (loss)	$(1,099)	$(1,401)	$4,431	$3,701
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,861)	5,505	(1,021)	3,755

Comprehensive income (loss)	$(3,960)	$4,104	$3,410	$7,456

Accumulated Other Comprehensive Income
As of June 30, 2010 and December 31, 2009, the balance in the Company’s accumulated other comprehensive income is comprised of the following:

(In thousands)	June 30, 2010	December 31, 2009
Foreign currency translation adjustments	$7,800	$8,821
Pension adjustments	(2,044)	(2,044)

Total	$5,756	$6,777

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
In the three months and six months ended June 30, 2010, the Company recorded expenses of approximately $0.9 million and $1.7 million, respectively, related to these restructuring activities. These expenses were primarily for rigging, transportation and installation costs in connection with the movement of certain machinery and equipment between facilities and were recognized as incurred. In addition, during the first quarter of 2010, the Company sold its closed Material Handling plant in Shelbyville, Kentucky for approximately $5.1 million and recorded a gain of $0.7 million.
For the three and six months ended June 30, 2009, the Company recorded impairment charges of $1.1 and $1.4 million, respectively, related to certain property, plant, and equipment at Lawn and Garden manufacturing facilities. In addition, in the three months ended March 31, 2009, the Company recorded impairment charges of approximately $1.0 million in connection with the closure of its Fostoria, Ohio facility in the Engineered Products segment. The Company also incurred expenses of $3.0 and $8.0 million for the three and six months ended June 30, 2009, respectively, for severance, consulting, and other costs associated with restructuring activities in the Lawn and Garden and Material Handling businesses.
Activity related to the Company’s restructuring reserves as of June 30, 2010 is as follows:

	Severance
	and	Other
(Dollars in thousands)	Personnel	Exit Costs	Total
Balance at January 1, 2010	$423	$1,651	$2,074
Provision	-0-	-0-	-0-
Less: Payments	(423)	(614)	(1,037)

Balance at June 30, 2010	$-0-	$1,037	$1,037

As a result of restructuring activity and plant closures, approximately $7.6 million and $11.9 million of property, plant, and equipment have been classified as held for sale at June 30, 2010 and December 31, 2009, respectively and is included in other assets in the Condensed Statements of Consolidated Financial Position.
Stock Compensation
On April 30, 2009, the shareholders of the Company approved the adoption of the 2008 Incentive Stock Plan (“the 2008 Plan”). Under the 2008 Plan, the Compensation Committee of the Board of Directors is authorized to issue up to 3,000,000 shares of various types of stock based awards including stock options, restricted stock and stock appreciation rights to key employees and Directors. In general, options granted and outstanding vest over three years and expire ten years from the date of grant.
Stock compensation expense reduced income before taxes approximately $0.6 million for the three months ended June 30, 2010 and 2009, respectively. Stock compensation expense reduced income before taxes approximately $1.1 million for the six months ended June 30, 2010 and 2009, respectively. Stock compensation is included in SG&A expense in the accompanying Condensed Statements of Consolidated Income (Loss). Total unrecognized compensation costs related to non-vested share based compensation arrangements at June 30, 2010 was approximately $4.1 million which will be recognized over the next four years.
On March 4, 2010, 345,600 stock option shares were granted with a three year vesting period. The fair value of these option shares was estimated using a Monte Carlo option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield rate is based on the Company’s historical dividend yield and expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

Risk free interest rate	3.09%
Expected dividend yield	2.86%
Expected life of award (years)	5.18 years
Expected volatility	48.77%
Fair value per option share	$3.01

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
The following table summarizes the stock option activity for the six months ended June 30, 2010:

		Average	Weighted
		Exercise	Average
	Shares	Price	Life
Outstanding at December 31, 2009	1,681,169	$12.21
Options Granted	345,600	10.56
Options Exercised	(5,320)	8.00
Cancelled or Forfeited	(101,497)	13.34

Outstanding at June 30, 2010	1,919,952	$11.62	7.67 years

Exercisable at June 30, 2010	1,035,821	$12.40
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the six months ended June 30, 2010 was approximately $12,995. There were no stock options exercised during the six months ended June 30, 2009.
In addition, at June 30, 2010 and December 31, 2009, the Company had outstanding 241,450 and 103,000 shares of restricted stock, respectively, with vesting periods through March 2013. The restricted stock awards are rights to receive shares of common stock subject to forfeiture and other restrictions.
Income Taxes
As of December 31, 2009, the total amount of gross unrecognized tax benefits was $6.1 million of which $5.7 million would reduce the Company’s effective tax rate. The amount of accrued interest expense related to uncertain tax positions within the Company’s consolidated financial position at December 31, 2009 was $0.4 million. No material changes have occurred in the liability for unrecognized tax benefits during the six months ended June 30, 2010. The Company does not expect any significant changes to its unrecognized tax benefit balance over the next twelve months.
The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statements of income (loss).
As of June 30, 2010, the Company and its significant subsidiaries are subject to examination for the years after 2003 in Brazil, as well as after 2005 for the United States, Canada, France, and certain states within the United States. The Company is also subject to examinations after 2004 in the remaining states within the United States.
Retirement Plans
During 2009, the Company merged its two frozen defined benefit pension plans into a single plan (“the Pension Plan”) which provides benefits primarily based upon a fixed amount for each year of service as defined. The net periodic pension cost for the three and six months ended June 30, 2010 and 2009, respectively, was as follows:

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$9	$15	$18	$30
Interest cost	80	81	160	162
Expected return on assets	(74)	(65)	(148)	(130)
Amortization of net loss	15	22	30	44

Net periodic pension cost	$30	$53	$60	$106

As of June 30, 2010, no contributions have been made to the Pension Plan and the Company does not expect to make any contributions in 2010.
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
A number of parties, including the Company and its subsidiary, Buckhorn Inc. (“Buckhorn”), were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (RWQCB). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (Watershed) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to an entity that performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB with respect to Watershed clean-up efforts that may result from the adoption of this planning document. The extent of the mining wastes that may be the subject of future cleanup has yet to be determined, and the actions of the RWQCB have not yet advanced to the stage where a reasonable estimate of remediation cost, if any, is available.
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
Income (loss) before income taxes for each business segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In addition, restructuring and other unusual charges are included in the related business segment’s operating income (loss), except for consulting fees which are included in corporate. These consulting fees were $2.9 and $5.3 million for the three and six months ended June 30, 2009, respectively. In computing segment operating income (loss), general corporate overhead expenses and interest expenses are not allocated to other business segments.

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Net Sales	2010	2009	2010	2009
Lawn & Garden	$45,241	$42,797	$114,746	$119,204
Material Handling	62,729	65,528	122,940	123,578
Distribution	43,955	40,153	82,687	76,476
Engineered Products	29,747	21,339	54,156	41,054
Intra-segment elimination	(5,766)	(4,378)	(12,200)	(12,184)

Sales from continuing operations	$175,906	$165,439	$362,329	$348,128

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income (Loss) Before Income Taxes	2010	2009	2010	2009

Lawn and Garden	$(5,479)	$1,158	$(722)	$12,811
Material Handling	3,452	3,586	8,862	10,246
Distribution	3,628	2,498	6,530	4,735
Engineered Products	3,084	698	5,637	(392)
Corporate	(4,694)	(8,037)	(9,835)	(14,871)
Interest expense-net	(1,851)	(2,098)	(3,651)	(4,500)

Income (loss) from continuing operations before income taxes	$(1,860)	$(2,195)	$6,821	$8,029

Part I — Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the Second Quarter of 2010 to the Second Quarter of 2009
Net Sales:

	Quarter Ended
	June 30,			%
Segment	2010	2009	Change	Change
Lawn & Garden	$45.2	$42.8	$2.4	6%
Material Handling	$62.7	$65.5	$(2.8)	(4)%
Distribution	$44.0	$40.2	$3.8	9%
Engineered Products	$29.8	$21.3	$8.5	40%
Intra-segment elimination	$(5.8)	$(4.4)	$(1.4)	(32)%

TOTAL	$175.9	$165.4	$10.5	6%

Net sales in the second quarter of 2010 were $175.9 million, an increase of $10.5 million or 6% compared to the prior year, primarily due to higher sales volumes and an increase of $3.2 million from the effect of foreign currency translation.
Net sales in the Lawn and Garden segment in the second quarter of 2010 were up $2.4 million or 6% compared to the second quarter of 2009. Approximately $1.9 million of the increase was due to foreign currency translation, primarily the impact of the exchange rates for the Canadian dollar. Excluding the impact of foreign currency translation, sales in this segment improved on volume increases of $1.2 million which were partially offset by the impact of lower selling prices.
In the Material Handling segment, sales decreased $2.8 million or 4% in the second quarter of 2010 compared to the same quarter in 2009. Sales were down approximately $5.5 million from lower volumes, primarily in pallets, which more than offset the benefits from higher selling prices and a $1.0 million increase from foreign currency translation.
Net sales in the Distribution segment increased $3.8 million or 9% in the second quarter of 2010 compared to the second quarter of 2009. The sales increase reflected contributions of $2.1 million from higher volume and $1.3 million from selling prices. The Distribution segment has experienced gradual improvement in demand during 2010 and sales of supplies benefited from stronger replacement tire sales.
In the Engineered Products segment, net sales in the second quarter of 2010 increased $8.5 million, or 40% compared to the prior year. The higher sales were primarily due to increased demand in recreational vehicle, marine and transplant automotive markets which increased sales volume approximately $7.4 million.
Cost of Sales & Gross Profit:

	Quarter Ended
	June 30,
Cost of Sales and Gross Profit	2010	2009
Cost of sales	$142.0	$124.1
Gross profit	$34.0	$41.3
Gross profit as a percentage of sales	19.3%	25.0%
Gross profit margin declined to 19.3% in the quarter ended June 30, 2010 compared with 25% in the prior year primarily due to significantly higher raw material costs which were not recovered through pricing, particularly in the Lawn and Garden segment. Prices for plastic resins were, on average, approximately 79% higher for polypropylene and 41% higher for high density polyethylene in the second quarter of 2010 compared to the second quarter of 2009. In addition, the liquidation of inventories valued at LIFO cost reduced cost of sales by approximately $1.2 million in the second quarter of 2009. The impact of higher raw material costs more than offset the current year benefit of lower manufacturing costs and reduced unabsorbed overhead resulting from the Company’s restructuring programs.

Part I — Financial Information
Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

	Quarter Ended
	June 30,
SG&A Expenses	2010	2009	Change
SG&A expenses	$34.0	$40.5	$(6.5)
SG&A expenses as a percentage of sales	19.3%	24.5%	(5.2)
Selling, general and administrative expenses for the quarter ended June 30, 2010 were $34.0 million, a reduction of $6.5 million or 16% compared to the same period in the prior year. SG&A expense in the second quarter of 2010 includes restructuring and other unusual charges of $1.6 million compared with charges in the second quarter of 2009 of approximately $6.0 million for consulting, severance, the movement of machinery and equipment, and other restructuring activities. Excluding these unusual charges, other SG&A expenses were down approximately $2.1 million in the second quarter of 2010 compared with the prior year. The reduction in current year SG&A reflects the benefits of restructuring and other cost control initiatives which more than offset an increase in freight and other selling expenses of $1.1 million resulting from higher sales volume in the current year.
Impairment Charges from Continuing Operations:
Impairment charges were $0.9 million for the three months ended June 30, 2009. These charges were primarily related to certain property, plant, and equipment in the Company’s Lawn and Garden segment. The Company had no impairment charges for property, plant and equipment in 2010.
Interest Expense from Continuing Operations:

	Quarter Ended
	June 30,			%
Net Interest Expense	2010	2009	Change	Change
Net interest expense	$1.9	$2.1	$(0.2)	(10)%
Outstanding borrowings	$116.8	$160.8	$(44)	(27)%
Average borrowing rate	6.05%	5.08%	0.97	19%
Net interest expense was $1.9 million for three months ended June 30, 2010, a decrease of 10% compared to $2.1 million in the prior year. The reduction in 2010 interest expense was the result of a significant reduction in average borrowing levels which more than offset higher interest rates.
Income (Loss) Before Taxes from Continuing Operations:

	Quarter Ended
	June 30,			%
Segment	2010	2009	Change	Change
Lawn & Garden	$(5.5)	$1.2	$(6.7)	—
Material Handling	$3.5	$3.6	$(0.1)	(3)%
Distribution	$3.6	$2.5	$1.1	44%
Engineered Products	$3.1	$0.7	$2.4	342%
Corporate and interest	$(6.6)	$(10.2)	$3.6	35%

TOTAL	$(1.9)	$(2.2)	$0.3	14%

The loss before taxes for the quarter ended June 30, 2010, was primarily due to the impact of significantly higher raw material costs which could not be recovered through selling prices and the resulting decrease in gross profit. This reduction in gross profit was partially offset by the $6.5 million decrease in operating expenses, including restructuring and impairment charges, for the quarter ended June 30, 2010 compared to the prior year.

Part I — Financial Information
Income Taxes:

	Quarter Ended
	June 30,
Consolidated Income Taxes	2010	2009
Income (loss) before taxes	$(1.9)	$(2.2)
Income tax (benefit) expense	(0.8)	$(1.5)
Effective tax rate	40.9%	67.0%
The effective tax rate for the second quarter of 2010 was 40.9% compared to 67.0% in the prior year. The change in effective tax rate between years reflects differences in the mix of domestic and foreign composition of pretax income, foreign tax rate differences and the impact of credits and other specific adjustments on the effective rate. In the quarter ended June 30, 2010, the income tax benefit was increased by approximately $0.2 million to recognize a previously reserved foreign tax net operating loss carry-forward. The income tax benefit and related effective rate for the quarter ended June 30, 2009 reflects a benefit of approximately $0.1 million from the reduction of FIN 48 liabilities and a benefit of $0.4 million from an adjustment to record previously unrecognized deferred tax assets.
Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009
Net Sales from Continuing Operations:

	Six Months Ended
	June 30,			%
Segment	2010	2009	Change	Change
Lawn & Garden	$114.7	$119.2	$(4.5)	(4)%
Material Handling	$122.9	$123.6	$(0.7)	(1)%
Distribution	$82.7	$76.5	$6.2	8%
Engineered Products	$54.2	$41.0	$13.2	32%
Intra-segment elimination	$(12.2)	$(12.2)	0	—

TOTAL	$362.3	$348.1	$14.2	4%

Net sales for the six months ended June 30, 2010 increased $14.2 million from the prior year period and includes an increase of approximately $9.0 million from the impact of foreign currency translation. In addition, sales in 2010 were favorably affected by increasing strength in the general economy which improved demand in most of the Company’s markets and resulted in higher sales volumes, particularly in the Engineered Products segment. Sales also increased approximately $4.0 million from higher selling prices, primarily in the Material Handling and Distribution segments.
Net sales in the Lawn and Garden segment for the six months ended June 30, 2010 were down $4.5 million or 4% compared to the six months ended June 30, 2009. The impact of foreign currency translation increased sales by approximately $6.5 million in the first six months of 2010 compared to the prior year. Excluding the impact of foreign currency translation, sales were down $11.0 million from lower selling prices, which reduced sales by $5.1 million, and reduction in volumes in the current year.
In the Material Handling segment, sales were relatively flat for the six months ended June 30, 2010 compared to the same period in 2009. Sales increased approximately $6.6 million from higher selling prices and $1.9 million from foreign currency translation but were more than offset by the impact of lower volumes, primarily pallets.
Net sales in the Distribution segment increased $6.2 million or 8% for the six months ended June 30, 2010 compared to 2009. Increased demand for the Company’s tire service and retread consumable supplies resulted in higher sales volume of approximately $3.6 million and improved pricing which increased sales by $1.7 million. In addition, foreign currency translation increased 2010 sales by $0.6 million compared to the prior year.
In the Engineered Products segment, net sales for the six months ended June 30, 2009 increased $13.2 million, or 32% compared to the prior year. The increase was primarily due to higher volume in the recreational vehicle, marine and automotive markets in the first six months of 2010 which increased sales by approximately $11.3 million.

Part I — Financial Information
Cost of Sales & Gross Profit from Continuing Operations:

	Six Months Ended
	June 30,
Cost of Sales and Gross Profit	2010	2009
Cost of sales	$283.5	$251.3
Gross profit	$78.9	$96.8
Gross profit as a percentage of sales	21.8%	27.8%
Gross profit margin decreased to 21.8% for the six months ended June 30, 2010 compared with 27.8% in the prior year primarily due to significantly higher raw material costs in the first six months of 2010 compared to the same period in 2009. Also, in the prior year the liquidation of inventories valued at LIFO cost reduced cost of sales by approximately $2.6 million for the six months ended June 30, 2009. The impact of higher raw material costs in 2010 more than offset the benefit of lower manufacturing costs due to improved capacity utilization and reduced unabsorbed overhead.
Selling, General and Administrative (SG&A) Expenses from Continuing Operations:

	Six Months Ended
	June 30,
SG&A Expenses	2010	2009	Change
SG&A expenses	$68.4	$82.1	$(13.7)
SG&A expenses as a percentage of sales	18.9%	23.6%	(4.7)
Selling, general and administrative expenses for the six months ended June 30, 2010 were $68.4 million, a reduction of $13.7 million or 17% compared with the prior year. SG&A expenses in the six months ended June 30, 2010 include restructuring and other expenses of $3.0 million offset by a gain from the sale of a closed manufacturing facility of $0.7 million. SG&A expense in the six months ended June 30, 2009 include charges of approximately $11.0 million for severance, the movement of machinery and equipment and other restructuring activities of the Lawn and Garden businesses as well as consulting costs related to manufacturing and productivity programs for the Material Handling businesses. Excluding the impact of restructuring and related charges, other SG&A expenses in the six months ended June 30, 2010 were approximately 18.2% of sales compared with 20.4% in the prior year period. The decrease in SG&A costs reflects the benefits from our restructuring activities and ongoing cost control initiatives.
Impairment Charges from Continuing Operations:
For the six months ended June 30, 2009, the Company recorded impairment charges of $2.2 million in connection with its restructuring plan in the Lawn and Garden segment and the closure of a manufacturing facility in its Engineered Products segment. The Company had no impairment charges on property, plant and equipment in 2010.
Interest Expense from Continuing Operations:

	Six Months Ended
	June 30,			%
Net Interest Expense	2010	2009	Change	Change
Interest expense	$3.7	$4.5	$(0.8)	(18)%
Outstanding borrowings	$116.8	$160.8	$(44.0)	(27)%
Average borrowing rate	6.09%	5.21%	0.88	17%
Net interest expense was $3.7 million for the six months ended June 30, 2010, a decrease of 18% compared to $4.5 million in the prior year. The reduction in 2010 interest expense was the result of significantly lower average borrowing levels which offset an increase in interest rates.

Part I — Financial Information
Income Before Taxes from Continuing Operations:

	Six Months Ended
	June 30,			%
Segment	2010	2009	Change	Change
Lawn & Garden	$(0.7)	$12.8	$(13.5)	—%
Material Handling	$8.9	$10.2	$(1.3)	(13)%
Distribution	$6.5	$4.7	$1.8	38%
Engineered Products	$5.6	$(0.3)	$5.9	—%
Corporate and interest	$(13.5)	$(19.4)	$5.9	30%

TOTAL	$6.8	$8.0	$(1.2)	(15)%

Income before taxes for the six months ended June 30, 2010, was lower than the prior year due to the impact of significantly higher raw material costs which could not be recovered through selling prices, particularly in the Lawn and Garden segment. The negative impact of reduced gross profit more than offset the benefits of lower operating expenses, including restructuring and related impairment charges, and interest expense in the six months ended June 30, 2010 compared to the prior year.
Income Taxes:

	Six Months Ended
	June 30,
Consolidated Income Taxes	2010	2009
Income before taxes	$6.8	$8.0
Income tax expense	$2.4	$2.5
Effective tax rate	35.0%	31.1%
The effective tax rate increased to 35.0% for the six months ended June 30, 2010 compared to 31.1% in the prior year period. The increase is partially attributable to changes in the mix of domestic and foreign composition of income and the related foreign tax rate differences. In the six months ended June 30, 2010, income tax expense was reduced by approximately $0.2 million to recognize a previously reserved foreign tax net operating loss carry-forward. In the six months ended June 30, 2009 the Company recognized tax benefits of approximately $0.1 million from the reduction of FIN 48 liabilities and made an adjustment to record previously unrecognized deferred tax assets which increased the income tax benefit and deferred tax assets by approximately $0.4 million.
Liquidity and Capital Resources
Cash used by operating activities from continuing operations was $2.6 million for the six months ended June 30, 2010 compared to cash provided by operating activities of $29.7 million for the six months ended June 30, 2009. The decrease of $32.3 million in cash provided by operations was primarily attributable to a use of $23.9 million for working capital in the six months ended June 30, 2010 compared with cash generated from working capital of $2.4 million in the prior year. In addition, there was a decline of $6.1 million in cash generated from income, excluding depreciation and other non-cash charges.
In the six months ended June 30, 2010, a reduction of inventory generated $1.2 million of cash in the six months compared to $13.7 million for the same period in 2009. The significant reductions in inventory in 2009 resulted from ongoing restructuring programs, particularly in the Lawn and Garden segment, and other working capital initiatives. In addition, accounts receivable used approximately $2.9 million of working capital in 2010 as sales were increasing compared with $5.6 million of cash generated in 2009. In addition, the Company used $6.3 million more for accounts payable and accrued expenses in 2010 compared to 2009, primarily due to increased cash payments for income taxes and employee compensation in the current year.
Capital expenditures were approximately $9.3 million for the six months ended June 30, 2010 and are expected to be in the range of $20 to $25 million for the year. In addition, the Company used cash to pay dividends of $4.6 million in the six months ended June 30, 2010.
Total debt at June 30, 2010 was approximately $116.8 million compared with $104.3 million at December 31, 2009 with the increase due to seasonal working capital needs in the first quarter. The Company’s Credit Agreement provides available borrowing up to $250 million and, as of June 30, 2010, the Company had approximately $235 million available under this agreement. The Credit Agreement expires in October 2011 and, as of June 30, 2010 the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended June 30, 2010 are shown in the following table:

Part I — Financial Information

	Required Level	Actual Level
Interest Coverage Ratio	2.5 to 1 (minimum)	3.20
Leverage Ratio	3.5 to 1 (maximum)	2.07
The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service into the foreseeable future.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on variable rate debt levels at June 30, 2010, if market rates increase one percent, the Company’s interest expense would increase approximately $0.2 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in US dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company maintains a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of June 30, 2010, the Company had no foreign currency arrangements or contracts in place.
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

Part II — Other Information
Item 1. Legal Proceedings
A number of parties, including the Company and its subsidiary, Buckhorn Inc. (“Buckhorn”), were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (RWQCB). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (Watershed) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to an entity that performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB with respect to Watershed clean-up efforts that may result from the adoption of this planning document. The extent of the mining wastes that may be the subject of future cleanup has yet to be determined, and the actions of the RWQCB have not yet advanced to the stage where a reasonable estimate of remediation cost, if any, is available. Although assertion of a claim by the RWQCB is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.
Item 6. Exhibits
(a) Exhibits
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
Date: August 6, 2010	By:	/s/ Donald A. Merril
Donald A. Merril
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

2(a)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2119188 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 16, 2007.**
2(b)	Stock Purchase Agreement among Myers Industries, Inc., ITML Holdings Inc. and 2117458 Ontario Inc., dated December 27, 2006. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on January 16, 2007.**
2(c)	Sale and Purchase Agreement between Myers Industries, Inc. and LINPAC Material Handling Limited, dated October 20, 2006. Reference is made to Exhibit 1 to Form 8-K filed with the Commission on February 6, 2007.**
2(d)	Agreement and Plan of Merger among Myers Industries, Inc., MYEH Corporation and MYEH Acquisition Corporation, dated April 24, 2007. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 26, 2007.**
2(e)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated December 10, 2007. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on December 10, 2007.
2(f)	Letter Agreement among Myers Industries, Inc., Myers Holdings Corporation (f/k/a MYEH Corporation) and Myers Acquisition Corporation (f/k/a MYEH Acquisition Corporation), dated April 3, 2008. Reference is made to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008.
3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 10-K filed with the Commission on March 12, 2010.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*
10(f)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(g)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*
10(h)	First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009.*
10(i)	Second Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of March 8, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2010.*
10(j)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(k)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*
10(l)	Employment Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 22, 2009.*
10(m)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 22, 2009.*
10(n)	Amendment to Myers Industries, Inc. Executive Supplemental Retirement Plan (David B. Knowles) effective June 19, 2009. Reference is made to Exhibit 10.3 to Form 8-K filed with the Commission on June 22, 2009.*
10(o)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*
10(p)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*

EXHIBIT INDEX

10(q)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*
10(r)	Retirement and Separation Agreement between Myers Industries, Inc. and Stephen E. Myers effective May 1, 2005. Reference is made to Exhibit 10(k) to Form 10-Q filed with the Commission on August 10, 2005.*
10(s)	Second Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, Agent dated as of October 26, 2006. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 31, 2006.
10(t)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of (i) $65,000,000 of 6.08% Series 2003-A Senior Notes due December 12, 2010, and (ii) $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.
10(u)	Myers Industries, Inc. Non-Employee Board of Directors Compensation Arrangement. Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 16, 2006.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Donald A. Merril, Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr, President and Chief Executive Officer, and Donald A. Merril, Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.