Form 10-Q
period 2010-09-30
MYERS INDUSTRIES INC
filed 2010-11-08
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2010

Common Stock, without par value	35,315,402 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of September 30, 2010 (Unaudited) and December 31, 2009
(Dollars in thousands)

	September 30, 2010	December 31, 2009
Assets

Current Assets
Cash	$5,820	$4,728
Accounts receivable-less allowances of $3,069 and $4,402, respectively	104,670	86,674

Inventories
Finished and in-process products	58,928	65,522
Raw materials and supplies	29,726	34,679

	88,654	100,201

Prepaid expenses	7,229	8,612
Deferred income taxes	6,771	6,333

Total Current Assets	213,144	206,548

Other Assets
Goodwill	112,738	111,927
Intangible assets	19,064	20,003
Other	15,572	13,070

	147,374	145,000

Property, Plant and Equipment, at Cost
Land	3,989	3,989
Buildings and leasehold improvements	53,594	53,283
Machinery and equipment	377,970	370,042

	435,553	427,314
Less allowances for depreciation and amortization	(284,659)	(268,896)

	150,894	158,418

	$511,412	$509,966

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Financial Position
As of September 30, 2010 (Unaudited) and December 31, 2009
(Dollars in thousands, except share data)

	September 30, 2010	December 31, 2009
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$56,205	$63,916
Accrued expenses
Employee compensation	17,142	14,008
Income taxes	4,185	6,405
Taxes, other than income taxes	1,813	1,187
Accrued interest	1,991	397
Other	16,363	17,687
Current portion of long-term debt	65,730	65,425

Total Current Liabilities	163,429	169,025

Long-term debt, less current portion	41,405	38,890
Other liabilities	6,433	5,682
Deferred income taxes	38,024	38,371

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,311,701 and 35,286,129, respectively)	21,483	21,474
Additional paid-in capital	280,814	278,894
Accumulated other comprehensive income	8,266	6,777
Retained deficit	(48,442)	(49,147)

	262,121	257,998

	$511,412	$509,966

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Income (Loss) (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands, except share data)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net sales	$187,045	$165,412	$549,374	$513,541

Cost of sales	145,568	128,886	429,033	380,229

Gross profit	41,477	36,526	120,341	133,312

Selling, general and administrative expenses	35,183	34,430	103,575	116,407
Impairment charges	-0-	1,869	-0-	4,149

Operating income	6,294	227	16,766	12,756

Interest expense, net	1,722	1,982	5,373	6,482

Income (loss) from continuing operations before income taxes	4,572	(1,755)	11,393	6,274

Income tax (benefit) expense	1,353	(1,175)	3,743	1,321

Income (loss) from continuing operations	3,219	(580)	7,650	4,953

Income (loss) from discontinued operations, net of tax	-0-	(4,746)	-0-	(6,577)

Net income (loss)	$3,219	$(5,326)	$7,650	$(1,624)

Income (loss) per common share
Basic
Continuing operations	$0.09	$(0.02)	$0.22	$0.14
Discontinued	-0-	(0.13)	-0-	(0.19)

Net income (loss)	$0.09	$(0.15)	$0.22	$(0.05)

Diluted
Continuing operations	$0.09	$(0.02)	$0.22	$0.14
Discontinued	-0-	(0.13)	-0-	(0.19)

Net income (loss)	$0.09	$(0.15)	$0.22	$(0.05)

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands)

	September 30, 2010	September 30, 2009
Cash Flows From Operating Activities
Net income (loss)	$7,650	$(1,624)
Net loss from discontinued operations	-0-	6,577
Items not affecting use of cash
Depreciation	22,482	25,153
Impairment charges	-0-	4,149
Amortization of other intangible assets	2,217	2,366
Non cash stock compensation	1,796	1,944
Deferred taxes	(930)	3,245
Gain on sale of property, plant and equipment	(733)	(370)
Cash flow provided by (used for) working capital
Accounts receivable	(17,817)	8,879
Inventories	5,014	10,374
Prepaid expenses	1,442	(7,072)
Accounts payable and accrued expenses	(6,583)	(21,113)

Net cash provided by operating activities of continuing operations	14,538	32,508
Net cash provided by operating activities of discontinued operations	-0-	5,044

Net cash provided by operating activities	14,538	37,552

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	(411)	(1,177)
Proceeds from sale of property, plant and equipment	5,213	2,821
Additions to property, plant and equipment	(14,508)	(6,445)
Other	209	707

Net cash used for investing activities of continuing operations	(9,497)	(4,094)
Net cash used for investing activities of discontinued operations	-0-	(54)

Net cash used for investing activities	(9,497)	(4,148)

Cash Flows From Financing Activities
Repayment of long term debt	-0-	(6,950)
Net borrowing (repayment) of credit facility	2,700	(22,413)
Cash dividends paid	(6,915)	(6,349)
Proceeds from issuance of common stock	103	242

Net cash used for financing activities	(4,112)	(35,470)

Foreign Exchange Rate Effect on Cash	163	(536)

Net increase (decrease) in cash	1,092	(2,602)
Cash at January 1	4,728	10,417

	$5,820	$7,815

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Condensed Statements of Consolidated Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2010
(Dollars in thousands)

			Accumulative
		Additional	Other
	Common	Paid-In	Comprehensive	Retained
	Stock	Capital	Income (Loss)	Deficit

December 31, 2009	$21,474	$278,894	$6,777	$(49,147)

Net income	-0-	-0-	-0-	7,650

Foreign currency translation adjustment	-0-	-0-	1,489	-0-

Common Stock issued	9	124	-0-	-0-

Stock based compensation	-0-	1,796	-0-	-0-

Dividends — $.20 per share	-0-	-0-	-0-	(6,945)

September 30, 2010	$21,483	$280,814	$8,266	$(48,442)

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010, and the results of operations and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2010.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures, to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. The Company adopted this guidance in January 2010 and adoption did not have a material impact on the Company’s consolidated financial statements. The portion of guidance relating to disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliations are not effective until fiscal years beginning after December 15, 2010. The portion of this guidance not yet adopted is not expected to have a material impact on the Company’s consolidated financial statements.
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
The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $100 million fixed rate senior notes was estimated at $102 million at September 30, 2010 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Discontinued Operations
On October 30, 2009, the Company sold substantially all of the assets of its Michigan Rubber Products, Inc. (“MRP”) and Buckhorn Rubber Products Inc. (“BRP”) businesses to Zhongding Sealing Parts (USA), Inc. In accordance with U.S. generally accepted accounting principles, the operating results related to those businesses have been included in the results of discontinued operations. For the three months and nine months ended September 30, 2009, the MRP and BRP discontinued operations had the following operating results:

	Three months ended	Nine months ended
(Amounts in thousands)	September 30, 2009	September 30, 2009
Net Sales	$8,437	$23,560
Loss before income taxes	(7,653)	(10,700)
Income tax benefit	(2,907)	(4,123)
Net loss	$(4,746)	$(6,577)
Acquisitions
On July 21, 2010, the Company acquired the assets of Enviro-Fill, Inc., a developer of a new fuel overfill prevention and fuel vapor capture system. The total purchase price was approximately $1.5 million, including contingent liabilities for additional future consideration. The final purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when appraisals, other studies and additional information become available. The preliminary allocation of purchase price includes approximately $0.8 million of amortizable intangible assets and $0.7 million of goodwill. The Company does not anticipate any changes to this preliminary allocation that would have a material impact on the Company’s financial statements. The Enviro-Fill business is included in the Company’s Engineered Products segment, however, there have been no sales related to the acquisition through September 30, 2010.
Goodwill
The change in goodwill for the nine months ended September 30, 2010 was as follows:

(Amount in thousands)			Foreign
	Balance at		Currency		Balance at
Segment	January 1, 2010	Acquisitions	Translation	Impairment	September 30, 2010
Distribution	$214	$—	$—	$—	$214
Engineered Products	—	700	—	—	700
Material Handling - North America	30,383	—	—	—	30,383
Lawn and Garden	81,330	—	111	—	81,441

Total	$111,927	$700	$111	$—	$112,738

We evaluate goodwill for impairment annually as of October 1, or at other times whenever events or circumstances occur, such as a significant adverse change in business climate or competition or the decision to dispose of all or a portion of a reporting unit that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. In evaluating goodwill for impairment, we compare the fair value of each reporting unit to its carrying value, including goodwill. We determine fair value using an income approach based on the present value of estimated future cash flows. We also determine fair value using market based multiples as supporting evidence. The determination of fair value requires various assumptions and estimates. Changes in estimates or the application of alternative assumptions could produce different results. The estimates and assumptions that most significantly affect the fair value calculations are related to revenue projections, raw material costs, discount rates, long term growth rates and public market trading multiples for similar assets. Our estimate of the fair values could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying business or the impact of future events on the cost of capital and related discount rates.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
At October 1, 2009, the Lawn & Garden reporting unit had an estimated fair value that was 12% above its carrying value. All other reporting units had a fair value substantially in excess of carrying value. As of September 30, 2010 and for the nine months then ended, we determined that there were no specific events or changes in circumstances that would more likely than not reduce the fair value of any reporting units below their carrying value.
Net Income (Loss) Per Common Share
Net income (loss) per common share, as shown on the Condensed Statements of Consolidated Income (Loss), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Weighted average common shares outstanding
Basic	35,311	35,274	35,302	35,263
Dilutive effect of stock options	71	—	59	—

Weighted average common shares outstandng diluted	35,382	35,274	35,361	35,263

Options to purchase 1,570,196 and 1,440,573 shares of common stock that were outstanding at September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average market price of common shares. In addition, 119,232 dilutive common shares were excluded from the computation of the loss per common share in the three months ended September 30, 2009 due to the Company’s net loss position.
Supplemental Disclosure of Cash Flow Information
The Company made cash payments for interest of $0.1 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively. Cash payments for interest totaled $3.5 million and $4.9 million for the nine months ended September 30, 2010 and 2009, respectively. Cash payments for income taxes were $0.1 million for the three months ended September 30, 2010 and 2009, respectively. Cash payments for income taxes were $7.7 million and $4.0 million for the nine months ended September 30, 2010 and 2009, respectively.
Comprehensive Income (Loss)
A summary of comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net income (loss)	$3,219	$(5,326)	$7,650	$(1,624)
Other comprehensive income:
Foreign currency translation adjustment	2,510	5,652	1,489	9,407

Comprehensive income	$5,729	$326	$9,139	$7,783

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Accumulated Other Comprehensive Income
As of September 30, 2010 and December 31, 2009, the balance in the Company’s accumulated other comprehensive income is comprised of the following:

(In thousands)	September 30, 2010	December 31, 2009
Foreign currency translation adjustments	$10,310	$8,821
Pension adjustments	(2,044)	(2,044)

Total	$8,266	$6,777

Restructuring & Impairment Charges
In the fourth quarter of 2008, the Company began implementation of its plan to restructure the businesses in its Lawn and Garden segment. In addition, during 2009 the Company began a restructuring program in its Material Handling segment. These restructuring programs resulted in the closure of five manufacturing facilities and the reallocation of certain product lines and machinery and equipment to the remaining facilities. In addition, two manufacturing facilities in the Engineered Products segment were also closed in 2009.
In the three months and nine months ended September 30, 2010, the Company recorded expenses of approximately $0.4 million and $2.1 million, respectively, related to these restructuring activities. These expenses were primarily for rigging, transportation and installation costs in connection with the movement of certain machinery and equipment between facilities and were recognized as incurred. In addition, during the first quarter of 2010, the Company sold its closed Material Handling plant in Shelbyville, Kentucky for approximately $5.1 million and recorded a gain of $0.7 million.
For the three and nine months ended September 30, 2009, the Company recorded impairment charges of $0.9 and $2.3 million, respectively, related to certain property, plant, and equipment at Lawn and Garden manufacturing facilities. In addition, in the nine months ended September 30, 2009, the Company recorded impairment charges of approximately $1.0 million in connection with the closure of its Fostoria, Ohio facility in the Engineered Products segment. The Company also incurred expenses of $1.5 and $9.5 million for the three and nine months ended September 30, 2009, respectively, for severance, consulting, and other costs associated with restructuring activities in the Lawn and Garden and Material Handling businesses.
Activity related to the Company’s restructuring reserves as of September 30, 2010 is as follows:

	Severance
	and	Other
(Dollars in thousands)	Personnel	Exit Costs	Total
Balance at January 1, 2010	$423	$1,651	$2,074
Provision	-0-	-0-	-0-
Less: Payments	(423)	(770)	(1,193)

Balance at September 30, 2010	$—	$881	$881

As a result of restructuring activity and plant closures, approximately $7.6 million and $11.9 million of property, plant, and equipment have been classified as held for sale at September 30, 2010 and December 31, 2009, respectively, and is included in other assets in the Condensed Statements of Consolidated Financial Position.
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
Stock compensation expense reduced income before taxes approximately $0.7 million for the three months ended September 30, 2010 and $0.6 million for the three months ended September 30, 2009. Stock compensation expense reduced income before taxes approximately $1.8 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively. Stock compensation is included in SG&A expense in the accompanying Condensed Statements of Consolidated Income (Loss). Total unrecognized compensation costs related to non-vested share based compensation arrangements at September 30, 2010 was approximately $3.4 million which will be recognized over the next four years.

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

Risk free interest rate	3.09%
Expected dividend yield	2.86%
Expected life of award (years)	5.18 years
Expected volatility	48.77%
Fair value per option share	$3.01
The following table summarizes the stock option activity for the nine months ended September 30, 2010:

		Average	Weighted
		Exercise	Average
	Shares	Price	Life
Outstanding at December 31, 2009	1,681,169	$12.21
Options Granted	345,600	10.56
Options Exercised	(5,320)	8.00
Cancelled or Forfeited	(124,216)	12.81

Outstanding at September 30, 2010	1,897,233	$11.63	7.42 years

Exercisable at September 30, 2010	1,025,335	$12.42
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 was approximately $12,995. There were no stock options exercised during the nine months ended September 30, 2009.
In addition, at September 30, 2010 and December 31, 2009, the Company had outstanding 195,950 and 103,000 shares of restricted stock, respectively, with vesting periods through March 2013. The restricted stock awards are rights to receive shares of common stock subject to forfeiture and other restrictions.
Income Taxes
As of December 31, 2009, the total amount of gross unrecognized tax benefits was $6.1 million of which $5.7 million would reduce the Company’s effective tax rate. The amount of accrued interest expense related to uncertain tax positions within the Company’s consolidated financial position at December 31, 2009 was $0.4 million. No material changes have occurred in the liability for unrecognized tax benefits during the nine months ended September 30, 2010. The Company does not expect any significant changes to its unrecognized tax benefit balance over the next twelve months.
The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statements of income (loss).

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
As of September 30, 2010, the Company and its significant subsidiaries are subject to examination for the years after 2003 in Brazil, after 2005 in Canada, and after 2006 in France. The Company and its subsidiaries are subject to examination in certain states within the United States starting after 2004 and in the remaining states after 2005 and 2006.
Retirement Plans
During 2009, the Company merged its two frozen defined benefit pension plans into a single plan (“the Pension Plan”) which provides benefits primarily based upon a fixed amount for each year of service as defined. The net periodic pension cost for the three and nine months ended September 30, 2010 and 2009, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$9	$15	$27	$45
Interest cost	80	81	240	243
Expected return on assets	(74)	(65)	(222)	(195)
Amortization of net loss	15	22	45	66

Net periodic pension cost	$30	$53	$90	$159

As of September 30, 2010, no contributions have been made to the Pension Plan and the Company does not expect to make any contributions in 2010.
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

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Segment Information
The Company’s business segments have separate management teams and offer different products and services. Beginning in 2010, the Company changed the name of its Automotive and Custom segment to Engineered Products. In all other respects, the Engineered Products segment remains the same and still consists of businesses engaged in the manufacture of engineered plastic original equipment and replacement parts, tire repair materials and custom rubber and plastic components and materials. The Company’s business segments are based on management, including the chief operating decision maker for the segment, as well as similarities of products, production processes, distribution methods and other economic characteristics. These include three manufacturing segments encompassing a diverse mix of plastic and rubber products: 1) Lawn and Garden, 2) Material Handling, and 3) Engineered Products. The fourth segment is Distribution of tire, wheel, and undervehicle service products.
Income (loss) before income taxes for each business segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In addition, restructuring and other unusual charges are included in the related business segment’s operating income (loss), except for consulting fees which are included in corporate. These consulting fees were $2.4 and $7.7 million for the three and nine months ended September 30, 2009, respectively. In computing segment operating income (loss), general corporate overhead expenses and interest expenses are not allocated to other business segments.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Net Sales	2010	2009	2010	2009
Lawn & Garden	$49,569	$40,809	$164,315	$160,013
Material Handling	69,381	62,797	192,321	186,375
Distribution	45,979	43,291	128,666	119,767
Engineered Products	28,031	23,426	82,187	64,481
Intra-segment elimination	(5,915)	(4,911)	(18,115)	(17,095)

Sales from continuing operations	$187,045	$165,412	$549,374	$513,541

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income (Loss) Before Income Taxes	2010	2009	2010	2009
Lawn and Garden	$(2,542)	$(1,962)	$(3,264)	$10,849
Material Handling	7,080	3,677	15,942	13,923
Distribution	4,480	4,626	11,009	9,360
Engineered Products	2,334	1,592	7,971	1,199
Corporate	(5,058)	(7,706)	(14,892)	(22,575)
Interest expense-net	(1,722)	(1,982)	(5,373)	(6,482)

Income (loss) from continuing operations before income taxes	$4,572	$(1,755)	$11,393	$6,274

Part I — Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the Third Quarter of 2010 to the Third Quarter of 2009
Net Sales:

	Quarter Ended
	September 30,			%
Segment	2010	2009	Change	Change
Lawn & Garden	$49.6	$40.8	$8.8	22%
Material Handling	$69.4	$62.8	$6.6	11%
Distribution	$46.0	$43.3	$2.7	6%
Engineered Products	$28.0	$23.4	$4.6	20%
Intra-segment elimination	$(6.0)	$(4.9)	$(1.1)	(22%)

TOTAL	$187.0	$165.4	$21.6	13%

Net sales in the third quarter of 2010 were $187.0 million, an increase of $21.6 million or 13% compared to the prior year, primarily due to higher sales volumes of $17.0 million and an increase of $1.3 million from the effect of foreign currency translation.
Net sales in the Lawn and Garden segment in the third quarter of 2010 were up $8.8 million or 22% compared to the third quarter of 2009. The increased sales primarily reflect higher unit volume of $7.2 million, as well as some increase in selling prices. In addition, sales increased $0.9 million from foreign currency translation and the impact of exchange rates for the Canadian dollar.
Net sales in the Material Handling segment increased $6.6 million or 11% in the third quarter of 2010 compared to the same quarter in 2009. The higher sales includes $5.1 million from increased volumes and the benefit of slightly higher selling prices in a few markets. The Material Handling segment experienced strong sales growth from reusable bulk containers in agriculture, food and manufacturing applications as well as industrial products to catalogers.
Net sales in the Distribution segment increased $2.7 million or 6% in the third quarter of 2010 compared to the third quarter of 2009. The sales increase reflected contributions of $1.5 million from higher volume and $0.7 million from selling prices. The Distribution segment has experienced gradual improvement in volume during 2010 and increased sales of supplies from stronger replacement tire sales and vehicle service demand.
In the Engineered Products segment, net sales in the third quarter of 2010 increased $4.6 million, or 20% compared to the prior year. The higher sales were primarily due to stronger demand in recreational vehicle, marine and automotive markets which increased sales volume approximately $4.1 million.
Cost of Sales & Gross Profit:

	Quarter Ended
	September 30,
Cost of Sales and Gross Profit	2010	2009
Cost of sales	$145.6	$128.9
Gross profit	$41.5	$36.5
Gross profit as a percentage of sales	22.2%	22.1%
Cost of sales for the quarter ended September 30, 2010 increased $16.7 million, or 13%, reflecting the increase in sales between years. Gross profit margin of 22.2% for the quarter ended September 30, 2010 was virtually unchanged compared with the prior year, despite significantly higher raw material costs affecting the Lawn & Garden and Material Handling segments. Prices for plastic resins were, on average, approximately 23% higher for polypropylene and 14% higher for high density polyethylene in the third quarter of 2010 compared to the third quarter of 2009. In addition, the liquidation of inventories valued at LIFO cost reduced cost of sales by approximately $0.6 million in the third quarter of 2009. The impact of these higher raw material costs was offset primarily through increased selling prices and more favorable sales mix.

Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

	Quarter Ended
	September 30,
SG&A Expenses	2010	2009	Change
SG&A expenses	$35.2	$34.4	$0.8
SG&A expenses as a percentage of sales	18.8%	20.8%	(2.0%)
Selling, general and administrative expenses for the quarter ended September 30, 2010 were $35.2 million, an increase of $0.8 million or 2% compared to the same period in the prior year. SG&A expense in the third quarter of 2010 includes restructuring and other unusual charges of $0.1 million compared with charges in the third quarter of 2009 of approximately $3.9 million for consulting, severance, the movement of machinery and equipment, and other restructuring activities. Other SG&A expenses increased approximately $4.6 million for the quarter ended September 30, 2010 compared with the prior year, primarily due to increased freight and other selling expenses resulting from higher sales volume in the current year.
Impairment Charges from Continuing Operations:
The Company had no impairment charges for property, plant and equipment in 2010. Impairment charges were $1.9 million for the three months ended September 30, 2009, primarily related to certain property, plant, and equipment in the Company’s Lawn and Garden segment.
Interest Expense from Continuing Operations:

	Quarter Ended
	September 30,			%
Net Interest Expense	2010	2009	Change	Change
Net interest expense	$1.7	$2.0	$(0.3)	(15%)
Outstanding borrowings	$107.1	$145.0	$(37.9)	(27%)
Average borrowing rate	6.01%	5.09%	0.92	18%
Net interest expense was $1.7 million for three months ended September 30, 2010, a decrease of 15% compared to $2.0 million in the prior year. The reduction in 2010 interest expense was the result of a significant reduction in average borrowing levels which more than offset higher average interest rates.
Income (Loss) Before Taxes from Continuing Operations:

	Quarter Ended
	September 30,			%
Segment	2010	2009	Change	Change
Lawn & Garden	$(2.5)	$(2.0)	$(0.5)	(25%)
Material Handling	$7.0	$3.7	$3.3	89%
Distribution	$4.5	$4.6	$(0.1)	(2%)
Engineered Products	$2.4	$1.6	$0.8	50%
Corporate and interest	$(6.8)	$(9.7)	$2.9	30%

TOTAL	$4.6	$(1.8)	$6.4	356%

Income before taxes for the quarter ended September 30, 2010, was $4.6 million compared to a loss of $1.8 million in the prior year. The increase in income was primarily due to the impact of higher sales and the resulting $5.0 million increase in gross profit. In addition, results for the quarter ended September 30, 2009 were negatively impacted by restructuring charges of $3.9 million and impairment charges of $1.9 million which more than offset the increase of other operating expenses in the current year.

Income Taxes:

	Quarter Ended
	September 30,
Consolidated Income Taxes	2010	2009
Income (loss) before taxes	$4.6	$(1.8)
Income tax (benefit) expense	$1.4	$(1.2)
Effective tax rate	30%	-67%
The effective tax rate for the third quarter of 2010 was 30% and reflects the benefit of approximately $0.3 million from the recognition of tax benefits previously reserved. The income tax benefit of $1.2 million, and related effective rate of 67%, for the quarter ended September 30, 2009 reflects a benefit of approximately $0.1 million from the recognition of tax benefits previously reserved and a benefit of $0.4 million from an adjustment to record previously unrecognized deferred tax assets.
Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009
Net Sales from Continuing Operations:

	Nine Months Ended
	September 30,			%
Segment	2010	2009	Change	Change
Lawn & Garden	$164.3	$160.0	$4.3	3%
Material Handling	$192.3	$186.4	$5.9	3%
Distribution	$128.7	$119.8	$8.9	7%
Engineered Products	$82.2	$64.5	$17.7	27%
Intra-segment elimination	$(18.1)	$(17.2)	$(0.9)	(5%)

TOTAL	$549.4	$513.5	$35.9	7%

Net sales for the nine months ended September 30, 2010 increased $35.9 million from the prior year period and includes an increase of approximately $10.3 million from the impact of foreign currency translation. In addition, improved demand in most of the Company’s markets increased sales volumes $17.3 million in the nine months ended September 30, 2010 compared to the prior year. Sales also increased approximately $7.1 million from higher selling prices, primarily in the Material Handling and Distribution segments.
Net sales in the Lawn and Garden segment for the nine months ended September 30, 2010 increased $4.3 million or 3% compared to the nine months ended September 30, 2009. The impact of foreign currency translation increased sales by approximately $7.4 million in the first nine months of 2010 compared to the prior year. Excluding the impact of foreign currency translation, sales were down $3.1 million primarily due to lower selling prices.
Net sales in the Material Handling segment increased $5.9 million or 3% for the nine months ended September 30, 2010 compared to the same period in 2009. Sales increased approximately $7.1 million from higher selling prices and $2.2 million from foreign currency translation but were slightly offset by the impact of lower volumes, primarily pallets.
Net sales in the Distribution segment increased $8.9 million or 7% for the nine months ended September 30, 2010 compared to 2009. Increased demand for the Company’s tire service and retread consumable supplies resulted in higher sales volume of approximately $4.9 million and improved pricing, which increased sales by $2.5 million. In addition, foreign currency translation increased 2010 sales by $0.7 million compared to the prior year.
In the Engineered Products segment, net sales for the nine months ended September 30, 2010 increased $17.7 million, or 27% compared to the prior year. The increase was primarily due to higher volume in the recreational vehicle, marine and automotive markets in the first nine months of 2010, which increased sales by approximately $15.5 million.
Cost of Sales & Gross Profit from Continuing Operations:

	Nine Months Ended
	September 30,
Cost of Sales and Gross Profit	2010	2009
Cost of sales	$429.0	$380.2
Gross profit	$120.3	$133.3
Gross profit as a percentage of sales	21.9%	26.0%

Gross profit margin decreased to 21.9% for the nine months ended September 30, 2010 compared with 26.0% in the prior year primarily due to significantly higher raw material costs in the first nine months of 2010 compared to the same period in 2009. Prices for plastic resin were, on average, approximately 60% higher for polypropylene and 32% higher for high density polyethylene in the nine months ended September 30, 2010 compared to the prior year. Also in the prior year, the liquidation of inventories valued at LIFO cost reduced cost of sales by approximately $3.2 million for the nine months ended September 30, 2009. The impact of higher raw material costs in 2010 more than offset the benefit of lower manufacturing costs and reduced unabsorbed overhead from restructuring programs and increased volume.
Selling, General and Administrative (SG&A) Expenses from Continuing Operations:

	Nine Months Ended
	September 30,
SG&A Expenses	2010	2009	Change
SG&A expenses	$103.6	$116.4	$(12.8)
SG&A expenses as a percentage of sales	18.9%	22.7%	(3.8%)
Selling, general and administrative expenses for the nine months ended September 30, 2010 were $103.6 million, a reduction of $12.8 million or 11% compared with the prior year. SG&A expenses in the nine months ended September 30, 2010 include restructuring and other unusual expenses of $1.1 million offset by a gain from the sale of a closed manufacturing facility of $0.7 million. SG&A expense in the nine months ended September 30, 2009 includes charges of approximately $14.8 million for severance, the movement of machinery and equipment and other restructuring activities of the Lawn and Garden businesses as well as consulting costs related to manufacturing and productivity programs in the Material Handling businesses. Excluding the impact of restructuring and related charges, other SG&A expenses in the nine months ended September 30, 2010 were approximately 18.7% of sales compared with 19.8% in the prior year period.
Impairment Charges from Continuing Operations:
The Company had no impairment charges on property, plant and equipment in 2010. For the nine months ended September 30, 2009, the Company recorded impairment charges of $4.1 million in connection with its restructuring plan in the Lawn and Garden segment and the closure of a manufacturing facility in its Engineered Products segment.
Interest Expense from Continuing Operations:

	Nine Months Ended
	September 30,			%
Net Interest Expense	2010	2009	Change	Change
Interest expense	$5.4	$6.5	$(1.1)	(18%)
Outstanding borrowings	$107.1	$145.0	$(37.9)	(27%)
Average borrowing rate	6.06%	5.16%	0.90	17%
Net interest expense was $5.4 million for the nine months ended September 30, 2010, a decrease of 18% compared to $6.5 million in the prior year. The reduction in 2010 interest expense was the result of significantly lower average borrowing levels which offset an increase in interest rates.
Income Before Taxes from Continuing Operations:

	Nine Months Ended
	September 30,			%
Segment	2010	2009	Change	Change
Lawn & Garden	$(3.2)	$10.8	$(14.0)	(130%)
Material Handling	$15.9	$13.9	$2.0	14%
Distribution	$11.0	$9.4	$1.6	17%
Engineered Products	$8.0	$1.2	$6.8	567%
Corporate and interest	$(20.3)	$(29.0)	$8.7	30%

TOTAL	$11.4	$6.3	$5.1	81%

Income before taxes for the nine months ended September 30, 2010, was higher than the prior year due to the impact of increased sales volume, partially offset by decreased gross profit margins particularly in the Lawn and Garden segment. The negative impact of $13 million of reduced gross profit in 2010 was more than offset by $12.8 million of lower operating expenses and $1.1 million of reduced interest expense in the nine months ended September 30, 2010 compared to the prior year and the impact of $4.1 million of impairment charges in the nine months ended September 30, 2009.
Income Taxes:

	Nine Months Ended
	September 30,
Consolidated Income Taxes	2010	2009
Income before taxes	$11.4	$6.3
Income tax expense	$3.7	$1.3
Effective tax rate	32.9%	21.1%
The effective tax rate increased to 32.9% for the nine months ended September 30, 2010 compared to 21.1% in the prior year period. The increase is primarily attributable to changes in the amount and mix of domestic and foreign composition of income and the related foreign tax rate differences. In addition, income taxes in the nine months ended September 30, 2010 were reduced by $0.5 million for tax benefits and a foreign tax net operating loss carry forward previously reserved. For the nine months ended September 30, 2009, the Company recognized tax benefits of approximately $0.1 million from tax benefits previously reserved and the Company made an adjustment to record previously unrecognized deferred tax assets, which increased the income tax benefit and deferred tax assets, of approximately $0.4 million.
Liquidity and Capital Resources
Cash provided by operating activities from continuing operations was $14.5 million for the nine months ended September 30, 2010 compared to $32.5 million for the nine months ended September 30, 2009. The decrease of $18 million in cash provided by operations was partially attributable to a use of $17.9 million for working capital in the nine months ended September 30, 2010 compared with cash used for working capital of $8.9 million in the prior year. In addition, there was a reduction of $9 million in cash generated from income, depreciation and other non-cash charges.
In the nine months ended September 30, 2010, a reduction of inventories generated approximately $5.0 million of cash compared to $10.4 million of cash generated for the same period in 2009. The reduction of inventories in 2010 resulted from ongoing working capital initiatives; however, more significant reductions of inventory were achieved in 2009 due to restructuring programs, including the closure of four manufacturing facilities. In the nine months ended September 30, 2010, increasing sales resulted in increased accounts receivable and the use of $17.8 million of working capital compared with $8.9 million of cash generated in 2009. In addition, there was a reduction of $14.5 million in cash used for accounts payable and accrued expenses in the nine months ended September 30, 2010 compared to 2009. The reduction in cash used for accounts payable and accrued expenses in 2010 was the result of decreased cash payments for income taxes and employee compensation.
Capital expenditures were approximately $14.5 million for the nine months ended September 30, 2010 and are expected to be in the range of $20 to $25 million for the year. In addition, the Company used cash to pay dividends of $6.9 million in the nine months ended September 30, 2010.
Total debt at September 30, 2010 was approximately $107.1 million compared with $104.3 million at December 31, 2009. The Company’s Credit Agreement provides available borrowing up to $250 million and, as of September 30, 2010, there was approximately $244 million available under this agreement. The Company has $65 million of 6.08% Senior Notes maturing in December 2010 which it currently expects to retire using funds available under the Credit Agreement. Based on current interest rates, the retirement of the Senior Notes would reduce annual interest expense by approximately $3 million. The Credit Agreement expires in October 2011 and, based on current market conditions and our current and projected operating results, we anticipate a successful refinancing on reasonably comparable terms. As of September 30, 2010 the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended September 30, 2010 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.5 to 1 (minimum)	3.5
Leverage Ratio	3.5 to 1 (maximum)	1.9
The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service into the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of rate changes on earnings while maintaining the lowest overall borrowing cost. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on variable rate debt levels at September 30, 2010, if market rates increase one percent, the Company’s interest expense would increase approximately $0.2 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in US dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company maintains a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of September 30, 2010, the Company had no foreign currency arrangements or contracts in place.
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

MYERS INDUSTRIES, INC.

Date: November 8, 2010	By:	/s/ Donald A. Merril Donald A. Merril
Senior Vice President, Chief Financial
Officer and Corporate Secretary (Duly Authorized Officer
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