Form 10-K
period 2010-12-31
MYERS INDUSTRIES INC
filed 2011-03-07
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2010: $261,520,997.

Indicate the number of shares outstanding of registrant’s common stock as of February 28, 2011: 35,323,850 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Still headquartered in Akron, Ohio, today, the Company manufactures a diverse range of polymer products for industrial, agricultural, automotive, commercial and consumer markets. Myers Industries is a leader in the manufacturing of plastic reusable material handling containers and pallets and North America’s leading producer of plastic horticultural pots, trays and flower planters. Other principal product lines include plastic storage and organization containers, plastic OEM parts, rubber tire repair products and custom plastic and rubber products.

The Company is also the largest wholesale distributor of tools, equipment and supplies for the tire, wheel and undervehicle service industry in the United States. The distribution products range from tire balancers and alignment systems to valve caps, tire repair tools and other consumable service supplies.

As of March 7, 2011, the Company operates 16 manufacturing facilities and 39 distribution branches located throughout North, Central and South America; has approximately 12,000 manufactured products and 10,000 distributed products; and approximately 3,300 employees.

Serving customers around the world, products and related services from Myers Industries’ brands provide a wide range of performance benefits to customers in diverse niche markets. Some of these benefits include increasing productivity, driving green initiatives, lowering material handling costs, improving product quality, reducing labor costs, shortening assembly times, eliminating solid waste and increasing profitability. The Company’s business strategy is focused on sustainable, profitable growth guided by five key operating principles: 1) Business Growth, 2) Customer Satisfaction, 3) Cost Control, 4) Organizational Development and 5) Positioning the Business for the Future. Applying these principles to our business, the Company emphasizes:

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

The Company conducts its business activities in four distinct business segments, including three in manufacturing and one in distribution. The manufacturing segments consist of: Material Handling, Lawn and Garden, and Engineered Products. In 2009, the Company sold substantially all the assets of its Michigan Rubber Products, Inc. and Buckhorn Rubber Products Inc. businesses which were included in the Engineered Products Segment. As a result, these businesses were moved to discontinued operations in the third quarter of 2009.

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

The following table summarizes the key attributes of our business segments in continuing operations for the year ended December 31, 2010:

2010
Continuing	Lawn and Garden	Material Handling	Distribution	Engineered Products
Operations	Segment	Segment	Segment	Segment

Net Sales	$224mm	$258mm	$175mm	$105mm
% of Total Net Sales	30%	34%	24%	14%
Key Product Areas	• Plastic Horticultural Pots, Trays, Flats & Hanging Baskets • Decorative Resin Planters • Custom Products	• Plastic Reusable Containers & Pallets • Plastic Storage & Organization Products • Plastic Carts • Metal Carts • Wooden Dollies • Custom Products
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
Product Brands	• Dillen® • ITML® • Listotm • Pro Cal® • Planters’ Pride® • Akro-Mils Lawn & Garden®	• Akro-Mils® • Buckhorn® • Myers do Brasil®	• Myers Tire Supply® • Myers Tire Supply International®	• Ameri-Karttm • Patch Rubbertm • WEK®
Key Capabilities & Services	• Product Design • Prototyping • Testing • Material Formulation • Injection Molding • Thermoforming • Co-Extrusion Thermoforming • Custom Printing & Labeling • Material Regrind & Recycling	• Product Design • Prototyping • Product Testing • Material Formulation • Injection Molding • Structural Foam Molding • Metal Forming • Wood Fabrication • Powder Coating • Material Regrind & Recycling	• Broad Sales Coverage • Local Sales & Inventory • International Distribution • Personalized Service • National Accounts • Product Training • Repair/Service Training • New Products “Speed to Market”	• Rubber Mixing • Rubber Compounding • Rubber Calendering • Rubber Extrusion • Rubber Injection Molding • Plastic Blow Molding • Co-Extrusion Blow Molding • Plastic Rotational Molding
Representative Markets	• Horticulture: -Growers -Nurseries -Greenhouses - Retail Garden Centers • Consumer -Retail Garden Centers -Retail Home Centers	• Agriculture • Automotive • Commercial • Food Processing • Food Distribution • Healthcare • Industrial • Manufacturing • Retail Distribution	• Retail Tire Dealers • Truck Tire Dealers • Auto Dealers • Commercial Auto & Truck Fleets • General Repair & Services Facilities • Tire Retreaders • Governmental Agencies	• Automotive OEM • Industrial • Mining • Recreational Marine • Recreational Vehicle • Road Construction • Sporting Goods • Tire Repair • Telecommunications

Manufacturing Segments Overview

Lawn and Garden Segment

The Company’s Lawn and Garden Segment includes the Dillen®, ITML®, Pro Cal®, Listotm, Planters’ Pride and Akro-Mils Lawn & Gardentm brands, which serve the horticultural container needs of the North American floriculture/horticulture market. Our product selection, manufacturing capabilities, quality and customer service rank at the top of our category in the market, which spans growers with 150-plus acre greenhouse facilities to small regional nurseries to retail garden centers and retail home centers.

In 2009, the Company completed a realignment of its Lawn and Garden Segment. This resulted in the decision to close three facilities and reallocate production to the segment’s other five remaining facilities. These initiatives have enabled the Company to consolidate manufacturing and capacity, optimize distribution and supply chain channels, and drive increased productivity and customer service excellence through improved forecasting, workflow, and inventory management programs.

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

Material Handling Segment

The Material Handling Segment is comprised of plastic reusable material handling containers, pallets and bins, as well as metal shelving, cabinet and racking systems. The two major brands in this segment, Buckhorn® and Akro-Milstm, have strong leadership positions across markets such as automotive, appliance, general industrial/manufacturing, distribution, agriculture, retail and food processing. This leadership is built through constant innovation, diverse manufacturing processes, consistent quality and superior customer service resulting in significant productivity and cost-saving benefits for our customers.

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

Buckhorn hand-held containers include attached lid, detached lid, bi-color and specialty styles that stack and/or nest for efficient space usage, thus lowering freight and storage costs. In manufacturing plants across North America, our container and pallet systems are reused hundreds of times to ship products such as small fasteners or large sidewall components from suppliers directly to assembly areas — protecting parts throughout the supply chain and reducing scrap rates. Our attached lid containers and pallets are used in retail distribution centers to organize inventory, sort orders and then transport products directly to stores. In the food processing and distribution industry, our specialty containers provide superior protection to food products while in transit and are more sanitary than cardboard boxes. For example, case-ready, packaged meats are delivered from processors to retailers in containers designed to accommodate specific cuts and package sizes, while maintaining optimal airflow for chilling.

Buckhorn’s selection of collapsible and fixed-wall bulk transport containers lead the North American material handling industry. Bulk containers perform both light and heavy-duty tasks, whether distributing seed products, carrying large automotive components or shipping liquids across long distances. These containers range in size from footprints of 32” x 30” to 70” x 48”; heights up to 65”; and weight capacities up to 3,000 lbs. Bulk containers are compatible with forklifts for easy handling. Many of the containers collapse to a third of their size for space-saving stacking, storage and return transport, thus helping to reduce freight and storage costs.

Examples of bulk container applications include our SeedBoxestm, which are used by leading seed distributors to efficiently transport and dispense up to 2,500 lbs. of their products. The unique SeedBox can be emptied in approximately 30 seconds, then broken down for return shipping and refilling, thus eliminating waste created by traditional seed bags. Manufacturers of tomato paste employ our Caliber® and Citadel® bulk containers to move processed tomato products across the country in railcars. The smooth-sided, impact-resistant containers replace wooden crates and steel containers that can cause product damage and contamination. Citadel containers can carry up to 3,000 lbs. /300 gallons of liquefied product, safely stack when fully loaded and are designed for long-term indoor or outdoor storage of loads. This product line is applicable to other food processing and ingredient niches such as concentrates, oils, syrups and similar products.

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

Our Akro-Mils brand provides customers with “everything needed to store, organize and transport for greater productivity and profitability.” These material handling products serve industrial and commercial end-users through leading industrial supply catalogers and material handling distributors. Products range from AkroBins® — the industry’s leading small parts bins — to Super-Size AkroBins, metal panel and bin hanging systems, metal storage cabinet and bin systems, wire shelving systems, plastic and metal transport carts and a wide variety of custom storage and transport products. Capabilities used throughout the Akro-Mils product line include: injection molding, metal forming, powder-coat painting/metal finishing and wood fabrication, as well as the additional capabilities through potential synergies with Buckhorn.

Akro-Mils products deliver storage and organization solutions in a wide variety of applications, from creating assembly line workstations to organizing medical supplies and retail displays. Emphasis is placed on product bundling and customizing systems to create specific storage and organization configurations for customers’ operations. For example, industrial manufacturers with specialized tool and parts storage areas — known as “tool cribs” — use a combination of Akro-Mils bins, racking, locking cabinets, work tables and transport carts to speed assembly times, maintain accurate inventories and reduce loss. Metal carts and dollies are paired with custom-made containers to create unique transport systems capable of handling parts and components both small and large. Our powder coating/painting capability allows for high-quality, scratch-resistant finishing of metal products in a multitude of colors and finish styles.

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

Engineered Products Segment

Myers Industries serves diverse niche markets and customers with rubber and plastic products from the Engineered Products Segment. Through our Ameri-Karttm, Patch Rubbertm and WEKtm brands, we provide an array of engineered plastic original equipment and replacement parts, tire repair materials and custom rubber and plastic components and materials. We offer a unique combination of product design, molding and finishing expertise to support our customers’ needs for efficient, single sourcing of parts and turnkey custom product development. In addition to our plastics molding capabilities, we utilize a full range of rubber molding processes that include: injection molding; compounding, calendering and extrusion; 3-D co-extrusion blow molding. Additional capabilities include custom rubber formulation, mixing and testing.

The WEK brand supports passenger car and truck manufacturers to create plastic components and assemblies for a wide variety of vehicle platforms. Our proven track record and expertise affords us “guest engineering” status with many of the world’s leading automakers and suppliers. Our molding and assembly capabilities produce a diversified product mix, which includes: HVAC components, tubing assemblies and other custom items. The Company’s focus in the automotive arena is on highly engineered, niche products for select automotive platforms and strategic, long-term customers — both transplants and domestics — who reward their value-added manufacturing partners.

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

Customer Dependence

In 2010, the Company’s largest customer accounted for approximately 6.0% of total net sales. In 2009, the Company’s largest customer accounted for approximately 13% and in 2008, no single customer accounted for more than four percent of the Company’s total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive, personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Employees

As of December 31, 2010, Myers Industries had a total of 3,332 full-time and part-time employees. Of these, 2,768 were employed in the Company’s manufacturing segments, including: 857 in the Material Handling Segment, 653 in the Engineered Products Segment, and 1,258 in the Lawn and Garden Segment. The Distribution Segment employed 499 personnel. The Company’s corporate offices had 65 employees.

As of December 31, 2010, the Company had no employees who were members of unions.

(d)	Financial Information About Geographic Areas

The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

(e)	Available Information

Filings with the SEC.  As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (SEC), such as:

* annual reports on Form 10-K;

* quarterly reports on Form 10-Q;

* current reports on Form 8-K; and

* proxy statements on Schedule 14A.

Anyone may read and copy any of the materials we file with the SEC at its Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Information regarding operations of the Public Reference Room may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.

Also, we make our SEC filings available free of charge on our own internet site as soon as reasonably practicable after we have filed with the SEC. Our internet address is http://www.myersind.com. The content on the Company’s website is available for informational purposes only, and is not incorporated by reference into this Form 10-K.

Corporate Governance.  We have a Code of Business Conduct for our employees and members of our Board of Directors. A copy of this Code is posted on our website in the section titled “Investor Relations”. We will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of this Code with respect to our executive officers or directors by disclosing the nature of that amendment or waiver.

Our website also contains additional information about our corporate governance policies, including the charters of our standing board committees. Any of these items are available in print to any shareholder who requests them. Requests should be sent to Corporate Secretary, Myers Industries, Inc., 1293 S. Main Street, Akron, Ohio 44301.

ITEM 1A.	Risk Factors

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding the Company’s 2011 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. The Company’s actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

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

Changes in raw material availability may also occur due to events beyond our control, including natural disasters such as floods, tornados and hurricanes. Our specific molding technologies and/or product specifications can limit our ability to locate alternative suppliers to produce certain products.

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

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Brazil. For the twelve months ended December 31, 2010, international net sales accounted for approximately 15% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

.

Equity Ownership Concentration

Descendents of the Company’s co-founder Louis S. Myers beneficially owned approximately 12.42% of the Company’s outstanding common shares as of March 7, 2011. Stephen E. Myers, former Chief Executive Officer of the Company beneficially owned approximately 7.84% of the Company’s outstanding common shares as of such date, and Kathryn A. Myers and Ellen J. Myers, as co-trustees of the trust established by their late mother Mary S. Myers, beneficially owned approximately 4.58% of the Company’s outstanding common shares as of such date. Combined, these shareholders have sufficient voting power to influence actions requiring the approval of our shareholders.

Based solely on the Schedule 13D/A filed on February 28, 2011, by Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Gabelli Securities, Inc., Teton Advisors, Inc., GGCP, Inc., GAMCO Investors, Inc., and Mario J. Gabelli (collectively, the “Gamco Group”), for which the Company disclaims any responsibility, the Gamco Group beneficially owned 5,271,204 shares of our Common Stock as of February 28, 2011, representing 14.93% of our outstanding Common Stock. Combined these shareholders have sufficient voting power to influence actions requiring the approval of our shareholders.

Legal & Regulatory Actions

Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse affect on the Company’s financial results.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth by segment certain information with respect to properties owned by the Company:

Distribution

	Approximate	Approximate
	Floor Space	Land Area
Location	(Square Feet)	(Acres)	Use

Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Warehousing
Akron, Ohio	31,000	2	Warehousing
Pomona, California	17,700	1	Sales and distribution
Englewood, Colorado	9,500	1	Sales and distribution
Phoenix, Arizona	8,200	1	Sales and distribution
Indianapolis, Indiana	7,800	2	Sales and distribution
Cincinnati, Ohio	7,500	1	Sales and distribution
York, Pennsylvania	7,400	3	Sales and distribution
Minneapolis, Minnesota	5,500	1	Sales and distribution
Charlotte, North Carolina	5,100	1	Sales and distribution
Syracuse, New York	4,800	1	Sales and distribution
Franklin Park, Illinois	4,400	1	Sales and distribution

Manufacturing
Sandusky, Ohio	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Dawson Springs, Kentucky	209,000	36	Held for sale
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Sparks, Nevada	185,000	11	Held for sale
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, N. Carolina	172,000	20	Manufacturing and distribution
Bristol, Indiana	166,000	12	Manufacturing and distribution
Jefferson, Ohio	115,000	11	Manufacturing and distribution
Lugoff, S. Carolina	115,000	12	Held for sale
Waco, Texas	60,000	5	Manufacturing and distribution
Reidsville, North Carolina	53,000	17	Manufacturing and distribution

The following table sets forth by segment certain information with respect to facilities leased by the Company.

Manufacturing

	Approximate
	Floor Space	Expiration Date
Location	(Square Feet)	of Lease	Use

Middlefield, Ohio	632,000	September 30, 2025	Manufacturing and distribution
Brantford, Ontario, Canada	216,000	January 9, 2012	Manufacturing and distribution
Cassopolis, Michigan	210,000	October 31, 2015	Manufacturing and distribution
Reidsville, N. Carolina	171,000	July 17, 2013	Manufacturing and distribution
Jaguariuna, Brazil	54,000	March 30, 2012	Manufacturing and distribution
Springfield, Missouri	49,000	October 31, 2011	Manufacturing and distribution
Burlington, Ontario, Canada	46,000	January 9, 2012	Manufacturing and distribution
Milford, Ohio	22,000	November 30, 2012	Administration and sales

The Company also leases distribution facilities in 29 locations throughout the United States and Canada which, in the aggregate, amount to approximately 188,000 square feet of warehouse and office space. All of these locations are used by the Distribution Segment.

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

A number of parties, including the Company and its subsidiary, Buckhorn Inc., were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (RWQCB). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (Watershed) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to an entity that performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB with respect to Watershed clean-up efforts that may result from the adoption of this planning document. The extent of the mining wastes that may be the subject of future cleanup has yet to be determined, and the actions of the RWQCB have not yet advanced to the stage where a reasonable estimate of remediation cost, if any is available. Although assertion of a claim by the RWQCB is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2010. Executive officers are appointed annually by the Board of Directors.

		Years as
Name	Age	Executive Officer	Title

John C. Orr	60	8	President and Chief Executive Officer
Donald A. Merril	46	5	Senior Vice President, Chief Financial Officer and Corporate Secretary
David B. Knowles	50	2	Executive Vice President and Chief Operating Officer

Mr. Orr, President and Chief Executive Officer, was appointed to his current position on May 1, 2005. Mr. Orr had been President and Chief Operating Officer since 2003. Prior to that Mr. Orr was General Manager of Buckhorn

Inc., one of the Company’s material handling subsidiaries. Before coming to the Company, Mr. Orr had been employed by The Goodyear Tire and Rubber Company for 28 years. His last position at Goodyear was Vice President — North America.

Mr. Merril, Senior Vice President, Chief Financial Officer and Corporate Secretary, was appointed to his current position on April 26, 2006. Mr. Merril joined the Company on January 25, 2006, prior to that he was with Newell Rubbermaid Inc. — Rubbermaid Home Products Division, where he served as Vice President and Chief Financial Officer since 2003. Mr. Merril joined Newell Rubbermaid in 2001 where he served as Chief Financial Officer of Newell Rubbermaid — Little Tikes.

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

The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of shareholders of record at December 31, 2010 was 1,568. High and low stock prices and dividends for the last two years were:

2010	Sales Price
Quarter Ended	High	Low	Dividends

March 31	$10.85	$8.12	0.065
June 30	11.55	7.69	0.065
September 30	8.64	6.20	0.065
December 31	10.94	8.34	0.065

2009	Sales Price
Quarter Ended	High	Low	Dividends

March 31	$8.28	$2.91	0.060
June 30	10.67	6.52	0.060
September 30	11.00	7.52	0.060
December 31	10.85	7.99	0.060

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table which is incorporated herein by reference.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010

		2005	2006	2007	2008	2009	2010
Myers Industries Inc.	Return% Cum $	100	8.75 108.75	-4.72 103.61	-43.24 58.81	17.18 68.91	10.13 75.59
S&P 500 Index — Total Return	Return% Cum $	100	15.79 115.79	5.50 122.16	-36.99 76.97	26.45 97.33	15.07 112.00
S&P 600 Index — Total Return	Return% Cum $	100	15.12 115.12	-0.30 114.78	-31.07 79.11	25.57 99.34	26.31 125.47

ITEM 6.	Selected Financial Data

Thousands of Dollars, Except Per Share Data

	2010	2009	2008	2007	2006

Operations for the Year
Net sales	$737,618	$701,834	$813,541	$855,705	$699,312
Cost of sales	573,094	530,939	616,879	628,748	505,735
Selling	74,185	70,999	88,819	95,007	73,649
General and administrative	65,968	77,297	72,394	86,684	62,864
Impairment charges(1)	72,014	5,462	70,148	—	—
Other income(2)	(3,827)	—	—	(26,750)	—
Interest — net	7,205	8,304	11,336	15,292	15,644

	788,639	693,001	859,577	798,981	657,892

Income (loss) from continuing operations before income taxes	(51,021)	8,833	(46,035)	56,724	41,420
Income taxes	(8,187)	1,838	(286)	19,985	14,910

Income (loss) from continuing operations	(42,834)	6,995	(45,749)	36,739	26,510

Income (loss) from continuing operations per basic and diluted share	$(1.21)	$0.20	$(1.30)	$1.05	$0.76

Financial Position — At Year End
Total assets	$432,395	$509,966	$568,900	$697,552	$661,983
Current assets	213,847	206,548	232,648	277,809	307,523
Current liabilities	106,331	169,025	96,970	158,475	134,727
Working capital	107,516	37,523	135,678	119,335	172,796
Other assets	66,733	145,000	137,347	205,773	203,160
Property, plant and equipment — net	151,815	158,418	198,905	213,970	151,300
Less:
Long-term debt, less current portion	83,530	38,890	169,546	167,253	198,275
Other long term liabilities	5,936	5,682	6,396	4,014	12,922
Deferred income taxes	24,793	38,371	43,149	50,540	35,401

Shareholders’ Equity	211,805	257,998	252,839	317,270	280,659

Common Shares Outstanding	35,315,732	35,286,129	35,235,636	35,180,192	35,067,230

Book Value Per Common Share	$6.00	$7.31	$7.18	$9.02	$8.00

Other Data
Dividends(3)	$9,209	$8,436	$8,451	$17,495	$7,174
Dividends per Common Share(3)	0.26	0.24	0.24	0.50	0.20

Average Basic Common Shares Outstanding during the year	35,304,817	35,266,939	35,211,811	35,140,581	34,978,269

(1)	In the fourth quarter of 2010, the Company had a goodwill impairment charge of $72.0 million in its Lawn and Garden Segment. In 2009, the Company had impairment charges of $5.5 million related to certain property, plant and equipment related to the restructuring plans in its manufacturing segments. The fourth quarter of 2008 includes a goodwill impairment charge of $60.1 million related to the Company’s Engineered Products Segment and impairment charges of $10.0 million for long-lived assets in the Lawn and Garden Segment.

(2)	In the fourth quarter of 2010, the Company recorded a non-operating gain of $3.8 ($4.4 million, net of related expenses) million related to a claims settlement. A non-operating gain of $26.8 million ($35.0 million, net of related expenses) was recognized during the fourth quarter of 2007. This gain resulted from a termination fee paid in connection with the Company’s proposed merger.

(3)	Dividends in 2007 include a special dividend for $9.9 million accrued but not paid until 2008.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Overview

The Company conducts its business activities in four distinct business segments, including three in manufacturing and one in distribution. The manufacturing segments consist of: Lawn and Garden, Material Handling, and Engineered Products.

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

Results of Operations: 2010 versus 2009

Net Sales from Continuing Operations:

Segment	2010	2009	Change	% Change

Lawn & Garden	$223.8	$220.3	$3.5	2%
Material Handling	$257.8	$254.1	$3.7	1%
Distribution	$175.0	$163.0	$12.0	7%
Engineered Products	$104.8	$86.0	$18.8	22%
Intra-segment elimination	$(23.8)	$(21.5)	$(2.3)	(11)%

TOTAL	$737.6	$701.8	$35.7	5%

Net sales for 2010 increased 5% primarily due to improved sales volumes in all of the Company’s business segments. In addition, higher selling prices increased sales approximately $9.1 million and sales increased $11.5 million from the effect of foreign currency translation, primarily the Canadian dollar.

Net sales in the Lawn and Garden Segment in 2010 increased by $3.5 million or 2% compared to 2009. Sales increased $8.4 million due to foreign currency translation related to the favorable impact of exchange rates mostly for the Canadian dollar. In 2010, sales declined $2.2 million from reduced volume and $2.3 million from lower selling prices in the year.

In the Material Handling Segment, sales increased $3.7 million or 1% in 2010 compared to 2009. The increase reflects the impact of $6.7 million from higher selling prices and $2.2 million from foreign currency translation, which was partially offset by reduced volumes. Sales volumes were significantly lower for custom pallets in 2010 but partially offset by increased sales of legacy product lines such as reusable bulk containers for agriculture.

Net sales in the Distribution Segment increased $12.0 million or 7% in 2010 compared to 2009. Sales increased $7.2 million due to higher volumes and $3.1 million from increased selling prices. The Distribution Segment experienced steady improvement in demand in 2010 and sales benefited from stronger replacement tire sales.

In the Engineered Products Segment, net sales in 2010 increased $18.8 million, or 22% compared to 2009. The increase is due to significant volume increases in the automotive, recreational vehicle, marine and custom markets of approximately $15.0 million.

Cost of Sales & Gross Profit from Continuing Operations:

Cost of Sales and Gross Profit	2010	2009

Cost of sales	$573.1	$530.9
Gross profit	$164.5	$170.9
Gross profit as a percentage of sales	22.3%	24.3%

Gross profit margin in 2010 of 22.3% was down slightly compared to 2009. Raw material costs, primarily for plastic resins, were, on average, approximately 47% higher for polypropylene and 29% higher for polyethylene in 2010 compared to the prior year. In addition, the liquidation of inventories valued at LIFO cost reduced cost of sales by approximately $4.0 million in 2009 compared to $0.7 million in 2010. The impact of higher raw material costs and the liquidation of LIFO inventories were largely offset by lower manufacturing costs and a reduction in unabsorbed overhead resulting from restructuring cost savings and higher sales volumes.

Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

SG&A Expenses	2010	2009	Change

SG&A expenses	$140.1	$148.3	$(8.2)
SG&A expenses as a percentage of sales	19.0%	21.1%	(2.1%)

Selling and administrative expenses decreased $8.2 million or 5.5% compared with 2009. Expenses in 2010 include charges of approximately $2.7 million for the movement of machinery and equipment and other restructuring activities. SG&A expenses in 2009 included $16.6 million of charges related to consulting and severance costs in restructuring the Company’s manufacturing businesses. Excluding these charges, other SG&A expenses in 2010 increased $5.7 million compared to 2009, primarily from freight and selling expenses due to increased sales volumes.

Impairment Charges from Continuing Operations:

In 2010, the Company recorded goodwill impairment charges of $72.0 million related to its Lawn and Garden business as discussed in the Goodwill and Intangible Assets Footnote to the Consolidated Financial Statements in Item 8. In 2009, the Company recorded fixed asset impairment charges of $2.0 million related to restructuring its Lawn and Garden business, $1.3 million for its Material Handling business, and $2.2 million in the Engineered Products business. The 2009 fixed asset impairment charges were the result of closing manufacturing facilities.

Interest Expense from Continuing Operations:

Net Interest Expense	2010	2009	Change	% Change

Net interest expense	$7.2	$8.3	$(1.1)	(13)%
Outstanding borrowings	$83.8	$104.3	$(20.5)	(20)%
Average borrowing rate	6.32%	5.25%	1.07	20%

Net interest expense in 2010 decreased $1.1 million because of lower average borrowing levels.

Income (Loss) Before Taxes from Continuing Operations:

Segment	2010	2009	Change	% Change

Lawn & Garden	$(74.6)	$16.7	$(91.3)	547%
Material Handling	$22.6	$13.6	$9.0	66%
Distribution	$15.2	$13.7	$1.5	11%
Engineered Products	$8.9	$0.8	$8.1	1,013%
Corporate and interest	$(23.0)	$(35.9)	$12.9	36%

TOTAL	$(51.0)	$8.8	$(59.8)	680%

Loss before taxes in 2010 was $51.0 million compared to income of $8.8 million in 2009. Results were significantly impacted by the goodwill impairment charge of $72.0 million in 2010 and restructuring and impairment charges totaling $24.8 million in 2009. In addition, in 2010 the Company recorded a non-operating gain of $3.8 million related to a claims settlement.

Income Taxes from Continuing Operations:

	2010	2009

Income (loss) before taxes	$(51.0)	$8.8
Income tax (benefit) expense	$(8.2)	$1.8
Effective tax rate	16.0%	20.8%

The effective tax rate decreased to 16.0% in 2010 compared to 20.8% in 2009. The effective rate for 2010 is lower than the 35% U.S. Federal statutory rate due to the goodwill impairment charge, $26.7 million of which is not deductible. In addition, the effective rate was impacted by the mix of domestic and foreign composition of income and the related foreign tax rate differences. The effective tax rate for 2009 was impacted by the mix of domestic and foreign composition income and the related foreign tax rate differences. Also in 2009, the Company made an adjustment to record previously unrecognized deferred tax assets which increased the income tax benefit and deferred tax assets by $0.4 million and recognized tax benefits of $0.3 million from a reduction in valuation allowances and $0.2 million from a reduction of uncertain tax liabilities.

Results of Operations: 2009 versus 2008

Net Sales from Continuing Operations:

Segment	2009	2008	Change%	Change

Lawn & Garden	$220.3	$272.8	$(52.5)	(19)%
Material Handling	$254.1	$261.2	$(7.1)	(3)%
Distribution	$163.0	$187.1	$(24.1)	(13)%
Engineered Products	$86.0	$119.7	$(33.7)	(28)%
Intra-segment elimination	$(21.5)	$(27.3)	$5.7	(21)%

TOTAL	$701.8	$813.5	$(111.7)	(14%)

Net sales for 2009 were adversely affected by the weakness in the general economy, which impacted all segments of the Company’s business. The sales decline was primarily due to lower sales volumes. In addition, lower selling prices reduced sales approximately $22 million and sales declined $13 million from the adverse effect of foreign currency translation, primarily the Canadian dollar.

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

In the Engineered Products Segment, net sales in 2009 decreased $33.7 million, or 28% compared to 2009. The decrease is due to significant volume declines in the automotive, recreational vehicle, marine and custom markets.

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

Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

SG&A Expenses	2009	2008	Change

SG&A expenses	$148.3	$161.2	$(12.9)
SG&A expenses as a percentage of sales	21.1%	19.8%	1.3%

Selling and administrative expenses decreased $12.9 million or 8% compared with 2008. Expenses in 2009 include charges of approximately $16.6 million for consulting fees, severance, movement of machinery and equipment and other restructuring activities of the Company’s manufacturing businesses. SG&A expenses in 2008 included $7.4 million of charges related to consulting and severance costs in restructuring the Company’s Lawn and Garden business. Excluding these charges, other SG&A expenses in 2009 declined $22.1 million compared to 2008, primarily from reduced freight and selling expenses due to lower sales volumes and savings from restructuring and cost control initiatives.

Impairment Charges from Continuing Operations:

In 2009, the Company continued the implementation of restructuring plans and productivity programs in its manufacturing businesses. In connection with these activities, the Company recorded fixed asset impairment charges of $2.0 million related to restructuring its Lawn and Garden business, $1.3 million for its Material Handling business, and $2.2 million in the Engineered Products Segment. The impairment charges are the result of closing manufacturing facilities in 2009.

In 2008, the Company recorded impairment charges of $70.1 million. This includes a charge of $60.1 million for goodwill in the Engineered Products Segment. The impairment was attributable to the significant decline in demand over the latter part of 2008 and unfavorable projections for sales in the automotive, heavy truck, recreational vehicle, marine and other industrial markets at the end of 2008. Also, in connection with the Company’s restructuring of the Lawn and Garden business, a charge of $10.0 million was recorded to reflect the impairment of certain property, plant, and equipment and intangible assets.

Interest Expense from Continuing Operations:

Net Interest Expense	2009	2008	Change	% Change

Net Interest expense	$8.3	$11.3	$(3.0)	(27)%
Outstanding borrowings	$104.3	$171.6	$(67.3)	(39)%
Average borrowing rate	5.25%	5.81%	(0.56)	(10%)

Net interest expense in 2009 decreased $3.0 million because of lower average borrowing levels and lower interest rates.

Income (Loss) Before Taxes from Continuing Operations:

Segment	2009	2008	Change	% Change

Lawn & Garden	$16.7	$(1.8)	$18.5	—
Material Handling	$13.6	$26.6	$(13.0)	(49)%
Distribution	$13.7	$17.5	$(3.8)	(22)%
Engineered Products	$0.8	$(54.2)	$55.0	—
Corporate and interest	$(35.9)	$(34.2)	$(1.7)	(5)%

TOTAL	$8.8	$(46.0)	$54.8	—

Income before taxes in 2009 was $8.8 million compared to a loss of $46.0 million in 2008. Results were significantly impacted by restructuring and impairment charges totaling $24.8 million in 2009 and $78.1 million in 2008, including a $60.1 million goodwill impairment charge.

Income Taxes from Continuing Operations:

	2009	2008

Income (loss) before taxes	$8.8	$(46.0)
Income tax expense	$1.8	$(0.3)
Effective tax rate	20.8%	0.6%

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

Financial Condition & Liquidity and Capital Resources

Cash provided by operating activities from continuing operations was $45.6 million for the year ended December 31, 2010 compared to $73.2 million in 2009. The decrease of $27.5 million was primarily attributable to a decrease of approximately $32.2 million of cash generated from working capital in 2010 compared to the prior year. Loss from continuing operations was $42.8 million in 2010 compared to income of $7.0 million in 2009. The loss in 2010 includes a $72.0 million goodwill impairment charge as well as depreciation and other non-cash charges of $21.8 million compared to non-cash charges in 2009 of $39.4 million.

Cash used for working capital was $5.4 million in 2010 compared to cash provided by working capital of $26.8 million in 2009. In 2010, a reduction of inventories generated approximately $5.0 million of cash compared to $10.9 million of cash generated in 2009. The reduction of inventories in 2010 resulted from ongoing working capital initiatives; however, more significant reductions of inventory were achieved in 2009 due to restructuring programs, including the closure of four manufacturing facilities. In 2010, increasing sales resulted in increased accounts receivable and the use of $11.4 million of working capital compared with $7.4 million of cash generated in 2009. In addition, there was a reduction of $12.0 million in cash generated by accounts payable and accrued expenses in 2010 compared to 2009. The reduction in cash from accounts payable and accrued expenses in 2010 was the result of decreased cash payments for income taxes and employee compensation.

Capital expenditures were approximately $20.5 million in 2010 compared to $16.0 million in 2009. Capital spending in 2010 was higher than the preceding year as investments were made for new manufacturing, molding and automated handling technology. In 2010, the Company paid out cash of $0.4 million in connection with the acquisition of Enviro-Fill and in 2009, the Company paid $1.2 million for the remaining 50% interest in Amerikan

LLC, a previously held equity investment. In 2010 and 2009, the Company received approximately $5.2 million and $8.4 million, respectively, in cash proceeds from the sale of property, plant & equipment.

Total debt at December 31, 2010 was approximately $83.8 million compared with $104.3 million at December 31, 2009. The Company’s new Credit Agreement provides available borrowing up to $180 million and, as of December 31, 2010, there was approximately $132.7 million available under this agreement. In December 2010, the Company paid the $65 million Senior Notes that matured. As of December 31, 2010 the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio and a leverage ratio, defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended December 31, 2010 are shown in the following table:

	Required Level		Actual Level

Interest Coverage Ratio	2.25 to 1 (minimum	)	4.18
Leverage Ratio	3.25 to 1 (maximum	)	1.42

The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service into the foreseeable future.

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments:

	Less than	2-3	4-5
	1 Year	Years	Years	Thereafter	Total
	(Amounts in Thousands)

Principal payments on debt	$305	$35,680	$47,850	$—	$83,835
Interest	4,069	8,135	3,362	—	15,566
Lease payments	9,790	10,106	7,372	21,388	48,656
Retirement benefits	721	936	801	5,867	8,325

Total	$14,885	$54,857	$59,385	$27,255	$156,382

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2010, if market interest rates increase one percent, the Company’s interest expense would increase approximately $490,000 annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in US dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. In the fourth quarter of 2007, the Company began a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB ASC 815 Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of December 31, 2010, the Company had no foreign currency arrangements or contracts in place.

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

Critical Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based on the accompanying consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. As indicated in the Summary of Significant Accounting Policies included in the Notes to the Consolidated Financial Statements (included in Item 8 of this report), the amount of assets, liabilities, revenue and expenses reported are affected by estimates and judgments that are necessary to comply with generally accepted accounting principles. We base our estimates on prior experience and other assumptions that we consider reasonable to our circumstances. We believe the following matters may involve a high degree of judgment and complexity.

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

Inventory — Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 27 percent of the Company’s inventories and the first-in, first-out (FIFO) method for all other inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

Goodwill — Goodwill is subjected to annual impairment testing, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. Goodwill impairment testing requires, in part, that we estimate the fair value of our reporting units which, in turn, requires that we make judgments concerning future cash flows and appropriate discount rates for those reporting units. Fair values are established using comparative market multiples in the current market conditions and discounted cash flows. The discount rates used are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 9.7% to 12.4% in 2010. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models.

Contingencies — In the ordinary course of business, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with FASB ASC 450, Contingencies (ASC 450). ASC 450 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency were settled for an amount greater than our estimates, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than our estimate, a future credit to income would result.

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries as it is our intention to reinvest such earnings for an indefinite period of time. The Company has significant operations outside the United States and in jurisdictions with statutory tax rates lower than in the United States. As a result, significant tax and treasury planning of future operations are necessary to determine the proper amounts of tax assets, liabilities and expense to be recognized. FASB ASC 740 Income Taxes (ASC 740) requires that deferred tax assets be reduced by valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. The Company evaluates the recovery of its deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.

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

ITEM 8.	Financial Statements and Supplementary Data

Summarized Quarterly Results of Operations
Thousands of Dollars, Except Per Share Data

Quarter Ended 2010	March-31	June-30	September-30	December-31	Total

Net Sales	$186,422	$175,906	$187,045	$188,245	$737,618
Gross Profit	44,912	33,951	41,477	44,184	164,524
Income (loss) from continuing operations	5,530	(1,099)	3,219	(50,484)	(42,834)
Basic and Diluted Per Share	0.16	(0.03)	0.09	(1.43)	(1.21)

Quarter Ended 2009	March-31	June-30	September-30	December-31	Total

Net Sales	$182,689	$165,439	$165,412	$188,294	$701,834
Gross Profit	55,480	41,305	36,526	37,585	170,895
Income (loss) from continuing operations	6,257	(725)	(580)	2,042	6,995
Basic and Diluted Per Share	0.18	(0.02)	(0.02)	0.06	0.20

In the fourth quarter of 2010, the Company recognized an impairment of approximately $72.0 million related to goodwill in the Lawn and Garden business and recognized a net gain of $3.8 million related to a claims settlement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Myers Industries, Inc.:

We have audited the accompanying statements of consolidated financial position of Myers Industries, Inc. and subsidiaries (Company) as of December 31, 2010 and 2009, and the related statements of consolidated income (loss), shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Cleveland, Ohio
March 7, 2011

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Income (Loss)

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands, except share data)

Net sales	$737,618	$701,834	$813,541
Cost of sales	573,094	530,939	616,879

Gross profit	164,524	170,895	196,662
Selling expenses	74,185	70,999	88,819
General and administrative expenses	65,968	77,297	72,394
Impairment charges	72,014	5,462	70,148

	212,167	153,758	231,361

Operating income (loss)	(47,643)	17,137	(34,699)
Other income, net	3,827	–0–	–0–
Interest
Income	(561)	(835)	(1,262)
Expense	7,766	9,139	12,598

	7,205	8,304	11,336
Income (loss) from continuing operations before income taxes	(51,021)	8,833	(46,035)
Income tax (benefit) expense	(8,187)	1,838	(286)

Income (loss) from continuing operations	(42,834)	6,995	(45,749)
Income (loss) from discontinued operations, net of tax	–0–	(7,678)	1,256

Net loss	$(42,834)	$(683)	$(44,493)

Income (loss) per common share
Basic
Continuing operations	$(1.21)	$0.20	$(1.30)
Discontinued	–0–	(0.22)	0.04

Net loss	$(1.21)	$(0.02)	$(1.26)

Diluted
Continuing operations	$(1.21)	$0.20	$(1.30)
Discontinued	–0–	(0.22)	0.04

Net loss	$(1.21)	$(0.02)	$(1.26)

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Financial Position

As of December 31, 2010 and 2009

	2010	2009
	(Dollars in thousands)

Assets
Current Assets
Cash	$4,705	$4,728
Accounts receivable-less allowances of $2,950 and $4,402, respectively	98,799	86,674
Inventories
Finished and in-process products	67,580	65,522
Raw materials and supplies	28,824	34,679

	96,404	100,201
Prepaid expenses	8,158	8,612
Deferred income taxes	5,781	6,333

Total Current Assets	213,847	206,548
Other Assets
Goodwill	40,892	111,927
Patents and other intangible assets	18,667	20,003
Other	7,174	13,070

	66,733	145,000
Property, Plant and Equipment, at Cost
Land	4,369	3,989
Buildings and leasehold improvements	59,690	53,283
Machinery and equipment	383,664	370,042

	447,723	427,314
Less allowances for depreciation and amortization	(295,908)	(268,896)

	151,815	158,418

	$432,395	$509,966

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Financial Position

As of December 31, 2010 and 2009

	2010	2009
	(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$64,143	$63,916
Accrued expenses
Employee compensation	18,294	14,008
Income taxes	5,891	6,405
Taxes, other than income taxes	1,970	1,187
Accrued interest	195	397
Other	15,533	17,687
Current portion of long-term debt	305	65,425

Total Current Liabilities	106,331	169,025
Long-term debt, less current portion	83,530	38,890
Other liabilities	5,936	5,682
Deferred income taxes	24,793	38,371
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	–0–	–0–
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,315,732 and 35,286,129, respectively)	21,486	21,474
Additional paid-in capital	281,376	278,894
Accumulated other comprehensive income	10,164	6,777
Retained deficit	(101,221)	(49,147)

	211,805	257,998

	$432,395	$509,966

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Shareholders’ Equity and Comprehensive Income (Loss)

For the Years Ended December 31, 2010, 2009 and 2008

				Accumulative
			Additional	Other	Retained	Comprehensive
	Common Shares		Paid-In	Comprehensive	Income	Income
	Number	Amount	Capital	Income (Loss)	(Deficit)	(Loss)
	(Dollars in thousands, except share and per share data)

Balance as of December 31, 2007	35,180,192	$21,417	$273,618	$9,320	$12,915	$51,559

Net loss	–0–	–0–	–0–	–0–	(44,493)	(44,493)
Sales under option plans	16,407	20	319	–0–	–0–	–0–
Employees stock purchase plan	32,566	10	115	–0–	–0–	–0–
Tax benefit for stock options	–0–	–0–	5	–0–	–0–	–0–
Dividend reinvestment plan	6,471	4	56	–0–	–0–	–0–
Stock based compensation	–0–	–0–	1,875	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	(11,728)	–0–	(11,728)
Dividends — $.24 per share	–0–	–0–	–0–	–0–	(8,451)	–0–
Pension liability	–0–	–0–	–0–	(2,161)	–0–	(2,161)

Balance at December 31, 2008	35,235,636	$21,451	$275,987	$(4,570)	$(40,029)	$(58,383)

Net loss	–0–	–0–	–0–	–0–	(683)	(683)
Restricted shares issued	11,750	–0–	–0–	–0–	–0–	–0–
Employees stock purchase plan	23,828	14	135	–0–	–0–	–0–
Dividend reinvestment plan	14,915	9	113	–0–	–0–	–0–
Stock based compensation	–0–	–0–	2,660	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	10,643	–0–	10,643
Dividends — $.24 per share	–0–	–0–	–0–	–0–	(8,436)	–0–
Pension liability	–0–	–0–	–0–	704	–0–	704

Balance at December 31, 2009	35,286,129	$21,474	$278,894	$6,777	$(49,147)	$10,664

Net loss	–0–	–0–	–0–	–0–	(42,834)	(42,834)
Restricted shares issued	10,750	–0–	–0–	–0–	–0–	–0–
Sales under option plans	5,650	4	20	–0–	–0–	–0–
Dividend reinvestment plan	13,203	8	136	–0–	–0–	–0–
Stock based compensation	–0–	–0–	2,326	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	3,413	–0–	3,413
Dividends — $.26 per share	–0–	–0–	–0–	–0–	(9,240)	–0–
Pension liability, net of tax	–0–	–0–	–0–	(26)	–0–	(26)

Balance at December 31, 2010	35,315,732	$21,486	$281,376	$10,164	$(101,221)	$(39,447)

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Statements of Consolidated Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)

Cash Flows From Operating Activities
Net loss	$(42,834)	$(683)	$(44,493)
Net loss (income) from discontinued operations	–0–	7,678	(1,256)
Items not affecting use of cash
Depreciation	30,628	33,132	34,437
Impairment charges	72,014	5,462	70,148
Amortization of other intangible assets	2,922	3,136	3,344
Non cash stock compensation	2,326	2,660	1,875
Deferred taxes	(13,285)	(1,405)	(3,339)
Gain on sale of property, plant and equipment	(733)	(3,621)	(389)
Cash flow provided by (used for) working capital
Accounts receivable	(11,449)	7,385	25,280
Inventories	4,958	10,872	6,002
Prepaid expenses	548	(3,962)	1,102
Accounts payable and accrued expenses	543	12,501	(31,757)

Net cash provided by operating activities of continuing operations	45,638	73,155	60,953
Net cash (used for) provided by operating activities of discontinued operations	–0–	(817)	996

Net cash provided by operating activities	45,638	72,338	61,949

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	(411)	(1,177)	–0–
Proceeds from sale of property, plant and equipment	5,213	8,401	1,576
Additions to property, plant and equipment	(20,533)	(15,995)	(40,577)
Other	358	737	408

Net cash used for investing activities of continuing operations	(15,373)	(8,034)	(38,593)
Net cash provided by (used for) investing activities of discontinued operations	–0–	10,036	(399)

Net cash (used for) provided by investing activities	(15,373)	2,002	(38,992)

Cash Flows From Financing Activities
Repayment of long term debt	(65,380)	(6,950)	–0–
Net borrowing (repayment) of credit facility	44,900	(62,160)	7,356
Cash dividends paid	(9,209)	(8,436)	(18,302)
Proceeds from issuance of common stock	138	271	523
Excess tax benefit from options exercised	–0–	–0–	5
Deferred financing costs	(1,169)	–0–	–0–

Net cash used for financing activities of continuing operations	(30,720)	(77,275)	(10,417)
Net cash used for financing activities of discontinued operations	–0–	(4,000)	–0–

Net cash used for financing activities	(30,720)	(81,275)	(10,417)

Foreign Exchange Rate Effect on Cash	432	1,246	(9,682)

Net (decrease) increase in cash	(23)	(5,689)	2,858
Cash at January 1	4,728	10,417	7,559

Cash at December 31	$4,705	$4,728	$10,417

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$6,920	$8,317	$10,749

Income taxes	$9,468	$5,896	$19,340

The accompanying note are an integral part of these statements.

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

Translation of Foreign Currencies

All asset and liability accounts of consolidated foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period and income statement items are translated monthly at an average currency exchange rate for the period. The resulting translation adjustment is recorded in other comprehensive income (loss) as a separate component of shareholders’ equity.

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

The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $35 million fixed rate senior notes was estimated at $38 million at December 31, 2010 using market observable inputs for the Company’s comparable peers with public debt, including quoted market prices in active markets and interest rate measurements, which are considered level 2 inputs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. The Company’s largest single customer accounts for approximately 6 percent of total sales, with only one other customer greater than 3 percent. Outside of the United States, only Canada, which accounts for approximately ten percent of total sales, is significant to the Company’s operations. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $1,117, $861 and $3,812 for the years 2010, 2009 and 2008, respectively.

Inventories

Inventories are stated at the lower of cost or market. For approximately 27 percent of its inventories, the Company uses the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out (FIFO) method of determining cost.

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $9.9 million, $9.4 million and $12.0 million higher than reported at December 31, 2010, 2009 and 2008, respectively. In 2010, 2009 and 2008, the liquidation of LIFO inventories decreased cost of sales, and therefore increased income before taxes by approximately $0.7 million, $4.2 million and $0.8 million, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Determination of potential impairment related to assets to be held and used is based upon undiscounted future cash flows resulting from the use and ultimate disposition of the asset. For assets held for disposal, the amount of potential impairment may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. At December 31, 2010 and 2009, the Company had approximately $5.0 million and $11.9 million, respectively, of property, plant, and equipment held for sale, which represents the lower of net book value or estimated fair value based on level 2 inputs, and is included in other assets on the accompanying statement of consolidated financial position. In 2009, the Company recorded impairment charges of

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

$5.5 million for impairment of certain property, plant and equipment as a result of restructuring its Material Handling, Lawn and Garden and Engineered Products businesses. In 2008, the Company recorded $10.1 million for the impairment of certain property, plant, equipment and certain intangible assets in association with the restructuring of its Lawn and Garden businesses. These impairments were determined based on Level 2 inputs.

Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is at the time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

Accumulated Other Comprehensive Income (Loss)

As of December 31, 2010, 2009, and 2008, the balance in the Company’s accumulated other comprehensive income (loss) is comprised of the following:

	2010	2009	2008

Foreign currency translation adjustments	$12,234	$8,821	$(1,822)
Pension adjustments	(2,070)	(2,044)	(2,748)

Total	$10,164	$6,777	$(4,570)

Shipping and Handling

Shipping and handling expenses are classified as selling expenses in the accompanying Statements of Consolidated Income (Loss). The Company incurred shipping and handling costs of approximately $24.5 million, $20.9 million and $28.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Based Compensation

The Company has stock plans that provide for the granting of stock-based compensation to employees and, in certain instances, to non-employee directors. Shares are issued upon exercise from authorized, unissued shares. The Company records the costs of the plan under the provisions of FASB ASC 718, Compensation — Stock Compensation. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. The Company recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized are included in financing cash flows.

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

The Company evaluates its tax positions in accordance with FASB ASC 740 Income Taxes (ASC 740). ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-not

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

recognition threshold at the effective date to be recognized under ASC 740. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

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

In evaluating goodwill for impairment the Company uses a combination of valuation techniques primarily using discounted cash flows to determine the fair values of its business reporting units and market based multiples as supporting evidence. The variables and assumptions used, all of which are level 3 fair value inputs, including the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions are determined separately for each reporting unit are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 9.7% to 12.4% in 2010. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our business units. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models. Our estimate of the fair values of these business units, and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

At October 1, 2010, the Company determined that all reporting units had an estimated fair value substantially in excess of carrying value except for Lawn and Garden which initially passed but not substantially. In the fourth quarter, persistently high raw material costs and weak demand resulted in operating results and cash flows in the Lawn and Garden segment that were significantly below forecasts which also impacted projections for future years. As a result of this triggering event, the Company determined that the Lawn and Garden reporting unit needed to complete a Step 1 test as of December 31, 2010. This reporting unit failed Step 1 of this impairment test, requiring a Step 2 test to be performed. Based on the results of Step 2 testing, which included a valuation of the reporting units’ net assets in accordance with ASC 805, Business Combinations (ASC 805), the goodwill carrying amount of $81.3 million was written down to its implied fair value of $9.3 million, resulting in an impairment charge of $72 million, which was included in the fourth quarter 2010.

In completing its 2008 annual test of goodwill, the Company determined that the Engineered Products reporting unit failed Step 1 of the impairment test, requiring a Step 2 test to determine the amount, if any, of impairment charge. Based on the results of Step 2 testing, which included a valuation of the reporting unit’s net assets in accordance with ASC 805, the Company recorded an impairment charge of $60.1 million in the fourth quarter of 2008. The impairment was attributable to the significant decline in demand over the latter part of 2008

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

and future projections for sales in the automotive, heavy truck, recreational vehicle, marine and other industrial markets served by the Engineered Products unit.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 is as follows:

		Material	Engineered	Lawn and
	Distribution	Handling	Products	Garden	Total

December 31, 2008	$214	$30,383	$—	$79,265	$109,862
Acquisitions	—	—	—	1,376	1,376
Impairments	—	—	—	—	—
Foreign currency translation	—	—	—	689	689

December 31, 2009	$214	$30,383	$—	$81,330	$111,927
Acquisitions	—	—	707	—	707
Impairments	—	—	—	(72,014)	(72,014)
Foreign currency translation	—	—	—	272	272

December 31, 2010	$214	$30,383	$707	$9,588	$40,892

At December 31, 2010, the Company had accumulated goodwill impairment losses of $72.0 million in its Lawn and Garden segment and $60.1 in its Engineered Products segment.

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company performs an annual impairment assessment for the indefinite lived trade name as of December 31. In performing this assessment the Company uses an income approach, based primarily on level 3 inputs, to estimate the fair value of the trade name. The Company records an impairment charge if the carrying value of the trade name exceeds the estimated fair value at the date of assessment. Estimated annual amortization expense for intangible assets with definite lives for the five years ending December 31, 2015 is: $2,633 in 2011; $2,583 in 2012; $2,047 in 2013, $1,691 in 2014 and $1,639 in 2015.

Intangible assets at December 31, 2010 and 2009 consisted of the following:

			2010			2009
			Accumulated			Accumulated
	Life	Gross	Amortization	Net	Gross	Amortization	Net

Tradename(1)	Various	$4,340	(2)	$4,338	$4,043	–0–	$4,043
Customer Relationships(2)	6 - 13 years	13,897	(7,002)	6,895	13,564	(5,432)	8,133
Technology	7.5 years	2,821	(2,118)	703	2,100	(2,100)	—
Patents	10 years	10,900	(4,178)	6,722	10,900	(3,088)	7,812
Non-Compete	3 years	428	(419)	9	412	(396)	17

		$32,386	$(13,719)	$18,667	$31,019	$(11,016)	$20,003

(1) Accumulated amortization for 2010 is related to Enviro-Fill tradename that was deemed to have a 15 year life, all remaining lives are indefinite.

(2) Accumulated amortization for 2009 includes an impairment charge of $528 for an intangible asset associated with discontinued operations.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

Net Income (Loss) Per Common Share

Net income (loss) per common share, as shown on the statements of consolidated income (loss), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	2010	2009	2008

Weighted average common shares outstanding
Basic	35,304,817	35,266,939	35,211,811
Dilutive effect of stock options	—	—	—

Weighted average common shares outstanding diluted	35,304,817	35,266,939	35,211,811

There were 58,555 and 93,696 dilutive common shares at December 31, 2010 and 2008, respectively, excluded from the computation of the loss per common share due to the Company’s net loss for the years then ended. Options to purchase 1,681,169 shares of common stock that were outstanding at December 31, 2009 were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares.

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

Discontinued Operations

On October 30, 2009, the Company sold substantially all the assets of its Michigan Rubber Products, Inc. and Buckhorn Rubber Products Inc. businesses to Zhongding Sealing Parts, (USA) Inc. Based on the terms of the sale, the Company recorded a loss of $8.4 million, including a charge of $7.8 million for impairment of long lived assets, which is included in the results of discontinued operations for the year ended December 31, 2009.

In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company’s statements of consolidated income for all periods presented.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

The operating results of the discontinued operations noted above are as follows for the year ended December 31:

	2009	2008

Net Sales	$26,604	$54,289
Loss before income taxes	(11,806)	(957)
Income tax benefit	(4,128)	(481)

Net loss	$(7,678)	$(476)

On February 1, 2007 the Company sold its former Material Handling — Europe business segment. In 2008, the Company recorded net income of approximately $1.7 million as a result of net proceeds received from the settlement of certain contingencies in connection with the disposal of its former Material Handling-Europe business segment. On November 10, 2010, the French Tax Authorities issued a notice of assessment to the buyer, and current owner, of these businesses. The assessment related to business taxes for the years 2006, 2007 and 2008, and totaled 1.5 million euros. As part of the sale agreement, the Company provided indemnification to the current owner for any taxes, interest, penalties and reasonable costs related to these businesses for periods through the date of sale. On January 13, 2011, the Company filed a Notice of Claim to protest the assessment with the French Tax Authorities. The Company and its French legal counsel believe that the basis for the assessment is not valid and, accordingly, will continue to appeal the claim through all available means. Accordingly, no amounts have been recognized in the consolidated financial statements related to this matter.

Acquisitions

On July 21, 2010, the Company acquired the assets of Enviro-Fill, Inc., a developer of a new fuel overfill prevention and fuel vapor capture system. The total purchase price was $1.5 million, including contingent liabilities for additional future consideration. The allocation of purchase price includes $0.8 million of amortizable intangible assets and $0.7 million of goodwill. These assets were recorded at fair value as of the date of acquisition using primarily level 2 and 3 inputs. The Enviro-Fill business is included in the Company’s Engineered Products Segment, however, there have been no sales related to the acquisition through December 31, 2010.

On August 18, 2009, the Company purchased the remaining 50% interest in Amerikan LLC (Amerikan), an entity previously accounted for under the equity method. Amerikan is a manufacturer of horticultural containers with annual sales of approximately $4 million. The Amerikan results of operations are included in the Company’s Lawn and Garden Segment from the date of acquisition. The Company paid approximately $1.2 million for the remaining shares of Amerikan and assumed approximately $7 million of debt which was paid off in 2009. In the purchase of Amerikan, the Company acquired approximately $5.8 million of property, plant and equipment, $1.7 million of other assets and recorded approximately $1.4 million of goodwill. These assets were recorded at fair value as of the date of acquisition using primarily level 2 inputs.

Restructuring

In the fourth quarter of 2008, the Company adopted a plan to restructure its Lawn and Garden Segment and announced the closure of its Sparks, Nevada and Surrey, B.C. Canada manufacturing facilities. In 2009, the Company completed its restructuring in the Lawn and Garden Segment and also initiated a restructuring plan for its Material Handling businesses. For the years ended December 31, 2010, 2009 and 2008, the Company recorded total expenses of $2.7 million, $24.9 million and $15.8 million for costs associated with restructuring including impairment of property, plant and equipment, lease obligations, severance, consulting and other related charges. Impairment charges for property, plant and equipment were based on appraisals or estimated market values of similar assets which are considered level 2 inputs. Estimated lease obligations associated with closed facilities were based on level 2 inputs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

In 2010, the $2.7 million of restructuring costs were primarily related to rigging, freight and other costs to move machinery and equipment. In addition, the Company recorded idle facility charges and consulting costs which were expensed and paid in the period.

In 2009, the Company recorded impairment charges of $2.0 million in its Lawn and Garden segment and $1.3 million in its Material Handling Segment related to certain property, plant and equipment. In the fourth quarter of 2009, the Company sold its Lawn and Garden manufacturing facility in Surrey, B.C. Canada for $5.1 million and recognized a gain on the sale of $3.3 million and is included in general and administrative expenses on the consolidated statement of income (loss). In addition, during 2009 the Company recorded consulting, severance and other expenses of $11.2 million in connection with the Lawn and Garden restructuring and $6.6 million for the Material Handling restructuring. Also in 2009, the Company closed its Fostoria, Ohio and Reidsville, North Carolina facilities in the Engineered Products segment. In conjunction with those closures the Company recognized fixed asset impairment charges of $2.2 million and other restructuring costs of $1.6 million for severance and lease related obligations.

In 2008, the Company recorded impairment charges of $10.1 million related to property, plant and equipment and intangible assets in its Lawn and Garden Segment. In addition, the Company recorded $5.7 million of severance, consulting and other costs in connection with restructuring its Lawn and Garden businesses.

The accrued liability balance for severance and other exit costs associated with restructuring is included in Other Accrued Expenses on the accompanying statement of Consolidated Financial Position.

	Severance
	and	Other
	Personnel	Exit Costs	Total

Balance at December 31, 2007	$19	$—	$19
Provision	92	5,588	5,680
Less: Payments	(111)	(5,588)	(5,699)

Balance at December 31, 2008	$—	$—	$—
Provision	3,102	15,938	19,040
Less: Payments	(2,679)	(14,287)	(16,966)

Balance at December 31, 2009	$423	$1,651	$2,074
Provision	—	2,736	2,736
Less: Payments	(423)	(3,624)	(4,047)

Balance at December 31, 2010	$—	$763	$763

As a result of restructuring activity and plant closures, approximately $5.0 million and $11.9 million of property, plant and equipment has been classified as held for sale as of December 31, 2010 and 2009, respectively, and is included in other assets in the Statements of Consolidated Financial Position. During 2010, the Company sold its facility in Shelbyville, Kentucky, which was previously classified as held for sale with a carrying value of $4.4 million. The proceeds from this sale were $5.1 million and the Company recorded a gain of $0.7 million which is included in general and administrative expenses. In addition, two other idle facilities which were previously held for sale were reclassified to property, plant and equipment during 2010, with a carrying value of $2.5 million.

Stock Compensation

On April 30, 2009, the shareholders of the Company approved the adoption of the 2008 Incentive Stock Plan (the 2008 Plan). Under the 2008 Plan, the Compensation Committee of the Board of Directors is authorized to issue

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

up to 3,000,000 shares of various types of stock based awards including stock options, restricted stock and stock appreciation rights to key employees and directors. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant.

The following tables summarize stock option activity in the past three years:

Options granted in 2010, 2009 and 2008:

		Exercise
Year	Options	Price

2010	345,600	$9.97 to $12.46
2009	614,869	$8.19 to $10.92
2008	604,621	$9.00 to $12.55

Options exercised in 2010, 2009 and 2008:

		Exercise
Year	Options	Price

2010	5,650	$8.00
2009	—	—
2008	16,169	$8.00 to $11.15

In addition, options totaling 175,909, 127,076, and 49,885 expired or were forfeited during the years ended December 31, 2010, 2009 and 2008, respectively. Options outstanding and exercisable at December 31, 2010, 2009 and 2008 were as follows:

		Range of Exercise		Weighted Average
Year	Outstanding	Prices	Exercisable	Exercise Price

2010	1,845,210	$8.00 to $18.62	1,191,865	$12.21
2009	1,681,169	$8.00 to $18.62	1,095,383	$12.21
2008	1,193,376	$8.00 to $18.62	445,750	$13.66

Stock compensation expense reduced income before taxes approximately $2,326, $2,660 and $1,875 for the years ended December 31, 2010, 2009, and 2008, respectively. These expenses are included in selling and administrative expenses in the accompanying Statement of Consolidated Income (Loss). Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2010 was approximately $2.7 million, which will be recognized over the next three years.

The fair value of options granted is estimated using an option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole. The stock options granted in 2010 and 2009 were valued using a Monte-Carlo pricing model which we

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

believe provides a better fair value calculation than the Black-Scholes closed form model. There was no material difference in the valuation of these options using the Monte-Carlo model compared with the Black-Scholes model.

	2010	2009	2008
	Monte	Monte	Black
Model	Carlo	Carlo	Scholes

Risk free interest rate	3.09%	2.66%	3.38%
Expected dividend yield	2.86%	1.67%	1.91%
Expected life of award (years)	5.18	4.83	5.25
Expected volatility	48.77%	58.2%	41.41%
Fair value per option share	$3.01	$3.87	$4.10

The following table summarizes the stock option activity for the period ended December 31, 2010:

		Average	Weighted	Aggregate
		Exercise	Average	Intrinsic
	Shares	Price	Life	Value

Outstanding at December 31, 2009	1,681,169	$12.21
Options Granted	345,600	10.56
Options Exercised	(5,650)	8.00
Cancelled or Forfeited	(175,909)	12.27

Outstanding at December 31, 2010	1,845,210	$11.65	7.14 years	–0–

Exercisable at December 31, 2010	1,191,865	$12.21

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2010 was $14. There were no options exercised in 2009, and the intrinsic value of the options exercised during the year ended December 31, 2008 was approximately $62.

At December 31, 2010, 2009, and 2008 the Company also had outstanding 177,250, 103,000, and 124,250 shares of restricted stock, respectively, with vesting periods up through March 2013. The restricted stock awards are rights to receive shares of common stock, subject to forfeiture and other restrictions, which generally vest over a three to four year period.

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

A number of parties, including the Company and its subsidiary, Buckhorn Inc., were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (RWQCB). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (Watershed) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to an entity that performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB with respect to Watershed clean-up efforts that may result from the adoption of this planning document. The extent of the mining wastes that may be the subject of future cleanup has yet to be determined, and the actions of the RWQCB have not yet advanced to the stage where a reasonable estimate of remediation cost, if any, is available.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

Although assertion of a claim by the RWQCB is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.

In October 2009, an employee was fatally wounded while performing maintenance at the Company’s manufacturing facility in Springfield, Missouri. In 2010, the Occupational Safety and Health Administration completed a comprehensive investigation at the same facility and assessed the Company a fine of $116. On February 22, 2011, the family of the deceased filed a civil complaint against the manufacturer of the press involved in the incident and the Buckhorn Inc. employee involved in the incident. Buckhorn Inc. has not been named as a party to this lawsuit. At this time the Company is not able to determine whether this proceeding or the incident will result in legal exposure to the Company, or if any such liability that results would be material to the Company’s financial statements. The Company believes that it has adequate insurance to resolve any claims that may arise from this incident.

Long-Term Debt and Credit Agreements

Long-term debt at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Credit agreement	$47,300	$2,400
Senior notes	35,000	100,000
Industrial revenue bonds	1,535	1,915

	83,835	104,315
Less current portion	305	65,425

	$83,530	$38,890

On November 19, 2010, the Company entered into an amendment and restatement of its revolving credit agreement (the Credit Agreement) with a group of banks. Under terms of the Credit Agreement, the Company may borrow up to $180 million. As of December 31, 2010, the Company had approximately $132.7 million available under the Credit Agreement. Interest is based on the bank’s Prime rate or Euro dollar rate plus an applicable margin that varies depending on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The average interest rate on borrowing under the Credit Agreement was 3.55 percent at December 31, 2010 and 1.69 percent at December 31, 2009. In addition, the Company pays a quarterly facility fee. The Credit Agreement expires November 19, 2015.

In December 2003, the Company issued $100 million in Senior Unsecured Notes (the Notes) consisting of $65 million of notes with an interest rate of 6.08 percent and a 7 year maturity and $35 million of notes with an interest rate of 6.81 percent and a 10 year maturity. Proceeds from the issuance of the Notes were used to pay down the term loan and revolving credit facility borrowing outstanding at that time. In December 2010, the Company paid the $65 million Senior Notes at maturity with borrowings from the Credit Agreement.

In addition, at December 31, 2010, the Company had approximately $1.5 million of industrial revenue bonds with a weighted average interest rate of 0.43 percent. In 2010, the Company repaid $0.4 million of industrial revenue bonds.

As of December 31, 2010, the Company also has $6.6 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business.

As of December 31, 2010, the Company was in compliance with all its debt covenants associated with its Credit Agreement and Senior Notes. The significant financial covenants include an interest coverage ratio and a

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of December 31, 2010 are shown in the following table:

	Required Level		Actual Level

Interest Coverage Ratio	2.25 to 1 (minimum	)	4.18
Leverage Ratio	3.25 to 1 (maximum	)	1.42

Maturities of long-term debt under the loan agreements in place at December 31, 2010 for the five years ending December 31, 2015 were approximately: $305 in 2011; $305 in 2012; $35,375 in 2013; $275 in 2014 and $47,575 in 2015.

Retirement Plans

The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. In 2009, the Company merged its two frozen defined benefit plans into a single plan which provides benefits primarily based upon a fixed amount for each completed year of service as defined.

Net periodic pension cost for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
	Underfunded	Underfunded	Underfunded

Service cost	$39	$60	$88
Interest cost	320	324	325
Expected return on assets	(300)	(259)	(429)
Amortization of net loss	59	94	10

Net periodic pension cost	$118	$219	$(6)

The reconciliation of changes in projected benefit obligations are as follows:

	2010	2009

Benefit obligation at beginning of year	$5,757	$5,782
Service cost	39	60
Interest cost	320	324
Actuarial loss	327	25
Expenses paid	(73)	(39)
Benefits paid	(397)	(396)

Benefit obligation at end of year	$5,973	$5,757

The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

	2010	2009	2008

Discount rate for net periodic pension cost	5.75%	5.75%	5.75%
Discount rate for benefit obligations	5.25%	5.75%	5.75%
Expected long-term return of plan assets	8.00%	8.00%	8.00%

The expected long-term rate of return assumption is based on the actual historical rate of return on assets adjusted to reflect recent market conditions and future expectation consistent with the Company’s current asset allocation and investment policy. The assumed discount rates represent long-term high quality corporate bond rates commensurate with the liability durations of its plans.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

The following table reflects the change in the fair value of the plans’ assets:

	2010	2009

Fair value of plan assets at beginning of year	$3,951	$3,492
Actual return on plan assets	465	894
Expenses paid	(73)	(39)
Benefits paid	(397)	(396)

Fair value of plan assets at end of year	$3,946	$3,951

The fair value of plan assets are all categorized as level 1 and were determined based on period end closing prices in active markets. The weighted average asset allocations at December 31, 2010 and 2009, are as follows:

	2010	2009

U.S. Equities securities	81%	79%
U.S. Debt securities	18	20
Cash	1	1

Total	100%	100%

The following table provides a reconciliation of the funded status of the plans at December 31, 2010 and 2009:

	2010	2009

Projected benefit obligation	$5,973	$5,757
Plan assets at fair value	3,946	3,951

Funded status	$(2,027)	$(1,806)

The funded status shown above is included in other long term liabilities in the Company’s Statements of Consolidated Financial Position at December 31, 2010 and 2009. The Company expects to make a contribution of $268 to the plan in 2011.

Benefit payments projected for the plan are as follows:

2011	$390
2012	388
2013	391
2014	382
2015	380
2016-2020	1,839

A profit sharing plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. For 2010, the Company has recognized profit sharing plan expense of $1,355 and expects to make a contribution of that amount. The Company recognized profit sharing plan expense of $420 in 2009 and contributed that amount but made no contribution to the profit sharing plan in 2008.

In addition, the Company has a Supplemental Executive Retirement Plan (SERP) to provide participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. Expense related to the SERP was approximately $459, $161, and $560 for the years ended December 2010, 2009 and 2008, respectively. The SERP liability is based on the discounted present value of expected future benefit payments using

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

a discount rate of 5.25%. The SERP liability was approximately $4.0 million and $4.3 million at December 31, 2010 and 2009, respectively, and is included in accrued employee compensation and other long term liabilities on the accompanying Statements of Consolidated Financial Position. The SERP is unfunded.

Leases

The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $10,880, $12,111 and $12,419 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum rental commitments are as follows:

Year Ended December 31,	Commitment

2011	$9,790
2012	5,677
2013	4,429
2014	3,897
2015	3,475
Thereafter	21,388

Total	$48,656

Income Taxes

The effective tax rate for continuing operations was 16.0% in 2010, 20.8% in 2009 and 0.6% in 2008. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2010	2009	2008

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes — net of Federal tax benefit	(1.4)	4.1	(0.9)
Foreign tax rate differential	(5.1)	(21.0)	0.9
Non-deductible goodwill of $26.7 million in 2010 and $41.9 in 2008	(16.2)	—	(31.9)
Valuation allowances	—	(3.6)	—
Non-Taxable Claims Settlement Gain	2.6	—	—
Domestic production deduction	0.8	(2.4)	—
Non-deductible expenses	(0.9)	3.9	(0.5)
Other	1.2	4.8	(2.0)

Effective tax rate for the year	16.0%	20.8%	0.6%

Income (loss) from continuing operations before income taxes was attributable to the following sources:

	2010	2009	2008

United States	$(18,807)	$3,431	$(45,965)
Foreign	(32,214)	5,402	(70)

Totals	$(51,021)	$8,833	$(46,035)

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

Income tax expense (benefit) from continuing operations consisted of the following:

	2010		2009		2008
	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$5,712	$(12,933)	$1,080	$171	$610	$(1,087)
Foreign	(1,519)	(544)	1,265	(1,227)	2,705	(3,147)
State and local	983	115	898	(349)	(262)	895

	$5,176	$(13,362)	$3,243	$(1,405)	$3,053	$(3,339)

Significant components of the Company’s deferred taxes as of December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred income tax liabilities
Property, plant and equipment	$24,707	$23,895
Tax-deductible goodwill	1,803	14,453
Other intangibles	—	36
State deferred taxes	2,042	2,138
Other	314	610

	28,866	41,132
Deferred income tax assets
Compensation	4,063	3,412
Inventory valuation	1,852	1,133
Allowance for uncollectible accounts	1,008	1,138
Non-deductible accruals	2,932	3,411
Capital loss carryforwards	26,138	26,138
Net operating loss carryforwards	1,251	1,160

	37,244	36,392
Valuation Allowance	(27,390)	(27,298)

	9,855	9,094

Net deferred income tax liability	$19,012	$32,038

ASC 740 Income Taxes requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. In 2009, the Company made an adjustment to record previously unrecognized deferred tax assets which increased the income tax benefit and deferred tax assets by $0.4 million. The Company determined that this adjustment was immaterial to its current and prior period financial statements. The increase in the valuation allowance of $0.1 million resulted from additional foreign and state net operating losses from jurisdictions with uncertainty of future profitability. The Company has deferred tax assets of $1.3 million resulting from state and foreign net operating tax loss carryforwards of approximately $11.3 million, with carryforward periods that expire starting in 2012.

No provision has been recorded for unremitted earnings of foreign subsidiaries as it is the Company’s intention to indefinitely reinvest these earnings of these subsidiaries. Accordingly, at December 31, 2010, the Company had not recorded a deferred tax liability for temporary differences related to investments in its foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences was estimated to be approximately

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

$12.6 million. The amount may become taxable upon a repatriation of assets or a sales or liquidation of the subsidiaries. It is not practical to estimate the related amount of unrecognized tax liability.

The following table summarized the activity related to the Company’s unrecognized tax benefits:

Total

Balance at January 1, 2009	$6,653
Increases related to current year tax positions	157
Decreases related to previous year tax positions	(203)
Expiration of the statute of limitations for the assessment of taxes	(490)

Balance at December 31, 2009	$6,117

Increases related to current year tax positions	198
Increases related to previous year tax positions	79
Expiration of the statute of limitations for the assessment of taxes	(627)

Balance at December 31, 2010	$5,767

As of December 31, 2010 the total amount of gross unrecognized tax benefits was $5.8 million of which $5.5 million would reduce the Company’s effective tax rate. The unrecognized tax benefits include $4.2 million from the tax position taken on the Company’s 2007 U.S. Corporate Income Tax Return relating to the loss on sale of its European Material Handling business. The amount of accrued interest expense included as a liability within the Company’s Consolidated Statement of Financial Position as of December 31, 2010 and 2009 was $0.4 million.

As of December 31, 2010, the Company and its significant subsidiaries are subject to examination for the years after 2004 in Brazil, after 2005 in Canada, and after 2006 in the United States. The Company and its subsidiaries are subject to examination in certain states within the United States starting after 2005 and in the remaining states after 2006 and 2007.

Over the next 12 months, the only significant change expected to the Company’s unrecognized tax benefits is the federal statue of limitations for 2007 will expire in 2011. As such, the $4.2 million unrecognized tax benefits from the loss reported on the 2007 sale of its European Material Handling business may be recognized.

Industry Segments

Using the criteria of ASC 280 Industry Segments, the Company has four operating segments: Lawn and Garden, Material Handling, Distribution and Engineered Products. Each of these operating segments is also a reportable segment under the ASC 280 criteria. None of the reportable segments include operating segments that have been aggregated. Some of these segments contain individual business components that have been aggregated on the basis of common management, customers, products, production processes and other economic characteristics.

Myers Industries’ Lawn and Garden Segment serves the North American horticultural market with plastic products such as seedling trays, nursery pots, hanging baskets, and custom printed containers, as well as decorative resin planters. Markets/customers include professional growers, greenhouses, nurseries, retail garden centers, mass merchandisers, and consumers.

The Material Handling Segment includes a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, and storage and organization products. This segment has primary operations conducted in the United States, but also operates in Canada, and Brazil. Markets served encompass various niches of industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both direct to end-users and through distributors.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

In the Engineered Products Segment, the Company engineers and manufactures plastic and rubber original equipment and replacement parts, rubber tire repair and retread products, and a diverse array of custom plastic and rubber products. Representative products include: plastic HVAC ducts, water/waste storage tanks, and interior/exterior vehicle trim components; rubber air intake hoses, vibration isolators, emissions tubing assemblies, and trailer bushings; and custom products such as plastic tool boxes and calendered rubber sheet stock. This segment serves a diverse group of niche markets including automotive, recreational vehicle, recreational marine, construction and agriculture equipment, healthcare, and transportation.

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

Total sales from foreign business units and export to countries outside the U.S. were approximately $109.7 million, $100.1 million, and $140.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Sales made to customers in Canada accounted for approximately 10% of total net sales in 2010, 10% in 2009 and 12% in 2008. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, consisting primarily of property, plant and equipment, intangible assets and goodwill, were approximately $27.0 million at December 31, 2010 and $33.5 million at December 31, 2009.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)
Amounts in thousands, except as otherwise noted

	2010	2009	2008

Net Sales
Lawn and Garden	$223,809	$220,312	$272,803
Material Handling	257,806	254,045	261,189
Distribution	174,917	162,991	187,132
Engineered Products	104,763	86,030	119,691
Intra-segment elimination	(23,677)	(21,544)	(27,274)

	$737,618	$701,834	$813,541

Income (Loss) Before Income Taxes
Lawn and Garden	$(74,650)	$16,686	$(1,794)
Material Handling	22,577	13,625	26,638
Distribution	15,154	13,660	17,490
Engineered Products	8,865	787	(54,192)
Corporate	(15,762)	(27,621)	(22,840)
Interest expense-net	(7,205)	(8,304)	(11,337)

	$(51,021)	$8,833	$(46,035)

Identifiable Assets
Lawn and Garden	$136,539	$227,274	$241,725
Material Handling	169,599	183,435	187,923
Distribution	47,234	43,870	44,654
Engineered Products	41,044	42,770	83,320
Corporate	37,979	12,617	11,278

	$432,395	$509,966	$568,900

Capital Additions, Net
Lawn and Garden	$8,017	$9,577	$5,375
Material Handling	8,912	5,617	32,849
Distribution	332	90	332
Engineered Products	1,861	711	1,884
Corporate	1,411	—	137

	$20,533	$15,995	$40,577

Depreciation
Lawn and Garden	$12,587	$12,916	$15,401
Material Handling	14,200	14,668	13,557
Distribution	271	309	336
Engineered Products	3,200	4,831	4,798
Corporate	370	408	345

	$30,628	$33,132	$34,437

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

John C. Orr	Donald A. Merril
President and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors
Myers Industries, Inc.:

We have audited Myers Industries, Inc. and subsidiaries (Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Myers Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of consolidated financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related statements of consolidated income (loss), shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 7, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio
March 7, 2011

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

For information about the directors of the Company, see the sections titled “Nominees”, “Director Independence”, “Committees of the Board”, Committee Charters and Policies”, Shareholder Nominations of Director Candidates” and “Corporate Governance Policies” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 29, 2011 (“Proxy Statement”), which is incorporated herein by reference.

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

See the sections titled “Executive Compensation and Related Information”, “Compensation Committee Interlocks and Insider Participation”, Compensation Committee Report on Executive Compensation”, “Risk Assessment of Compensation Practices” and “Board Role in Risk Oversight” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

See the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” of the Proxy Statement, which are incorporated herein by reference.

(C)
Number of Securities
	(A)		Remaining Available for
	Number of Securities	(B)	Future Issuance Under
	to be Issued Upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants or Rights	Warrants or Rights	Column (A))

Equity Compensation Plans Approved by Security Holders(1)	2,022,460	$11.22	977,540

Equity Compensation Plans Not Approved by Security Holders	–0–	–0–	–0–
Total	2,022,460		977,540

(1)	This information is as of December 31, 2010 and includes the 2008 Stock Plan and 1999 Incentive Stock Plan.

ITEM 13.	Certain Relationships and Related Transactions

See the sections titled “Policies and Procedures with Respect to Related Party Transactions” and “Director Independence” of the Proxy Statement, which are incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2010 and 2009 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the section titled “Matters Relating to the Independent Registered Public Accounting Firm” of the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.	(A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Statements of Consolidated Financial Position As of December 31, 2010 and 2009

Statements of Consolidated Income (Loss) For The Years Ended December 31, 2010, 2009 and 2008

Statements of Consolidated Shareholders’ Equity and Comprehensive Income (Loss) For The Years Ended December 31, 2010, 2009 and 2008

Statements of Consolidated Cash Flows For The Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements For The Years Ended December 31, 2010, 2009 and 2008

15.	(A)(2) Financial Statement Schedules

All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15.	(B) Exhibits

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 10-K filed with the Commission on March 12, 2010.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*

EXHIBIT INDEX

10(f)	Amendment No. 1 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on August 3, 2010.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*
10(i)	First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009*
10(j)	Second Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of March 8, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2010.*
10(k)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(l)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*
10(m)	Employment Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 22, 2009.*
10(n)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 22, 2009.*
10(o)	Amendment to Myers Industries, Inc. Executive Supplemental Retirement Plan (David B. Knowles) effective June 19, 2009. Reference is made to Exhibit 10.3 to Form 8-K filed with the Commission on June 22, 2009.*
10(p)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*
10(q)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*
10(r)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*
10(s)	Third Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, National Association, as Agent, dated as of November 19, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on November 23, 2010.
10(t)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

31(b)	Certification of Donald A. Merril, Senior Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr, President and Chief Executive Officer, and Donald A. Merril, Senior Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.

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

Signature	Title	Date

/s/ Donald A. Merril Donald A. Merril	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 7, 2011

/s/ Keith A. Brown Keith A. Brown	Director	March 7, 2011

/s/ Vincent Byrd Vincent Byrd	Director	March 7, 2011

/s/ Robert A. Stefanko Robert A. Stefanko	Director	March 7, 2011

/s/ Richard P. Johnston Richard P. Johnston	Director	March 7, 2011

/s/ Edward W. Kissel Edward W. Kissel	Director	March 7, 2011

/s/ Sarah R. Coffin Sarah R. Coffin	Director	March 7, 2011

/s/ John C. Orr John C. Orr	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2011

/s/ John B. Crowe John B. Crowe	Director	March 7, 2011

/s/ Jon H. Outcalt Jon H. Outcalt	Director	March 7, 2011