Form 10-Q
period 2011-03-31
MYERS INDUSTRIES INC
filed 2011-04-29
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such sorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 22, 2011
Common Stock, without par value	35,327,409 shares

Part I — Financial Information
Item 1. Financial Statements
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Position
(Dollars in thousands)

Assets	March 31, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash	$7,053	$4,705
Accounts receivable-less allowances of $4,374 and $2,950, respectively	115,804	98,799

Inventories
Finished and in-process products	74,236	67,580
Raw materials and supplies	30,855	28,824

	105,091	96,404

Prepaid expenses	6,097	8,158
Deferred income taxes	5,772	5,781

Total Current Assets	239,817	213,847

Other Assets
Goodwill	41,046	40,892
Patents and other intangible assets	18,258	18,667
Other	6,958	7,174

	66,262	66,733
Property, Plant and Equipment, at Cost
Land	4,369	4,369
Buildings and leasehold improvements	59,805	59,690
Machinery and equipment	386,432	383,664

	450,606	447,723
Less allowances for depreciation and amortization	(303,866)	(295,908)

Property, plant and equipment, net	146,740	151,815

	$452,819	$432,395

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Position
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	March 31, 2011	December 31, 2010
	(Unaudited)
Current Liabilities
Accounts payable	$66,578	$64,143
Accrued expenses
Employee compensation	15,979	18,294
Income taxes	10,507	5,891
Taxes, other than income taxes	2,063	1,970
Accrued interest	795	195
Other	15,791	15,533
Current portion of long-term debt	305	305

Total Current Liabilities	112,018	106,331

Long-term debt, less current portion	90,524	83,530
Other liabilities	6,784	5,936
Deferred income taxes	24,932	24,793

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,324,290 and 35,315,732, respectively)	21,491	21,486
Additional paid-in capital	282,088	281,376
Accumulated other comprehensive income	11,974	10,164
Retained deficit	(96,992)	(101,221)

	218,561	211,805

	$452,819	$432,395

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands, except share data)

	For The Three Months Ended
	March 31,	March 31,
	2011	2010

Net sales	$193,441	$186,422
Cost of sales	141,416	141,510

Gross profit	52,025	44,912

Selling, general and administrative expenses	39,657	34,431

Operating income	12,368	10,481

Interest expense, net	1,237	1,800

Income before income taxes	11,131	8,681

Income taxes	4,412	3,151

Net income	$6,719	$5,530

Income per common share:
Basic and diluted	$0.19	$0.16

Dividends per share	$0.070	$0.065

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)

	March 31, 2011	March 31, 2010

Cash Flows From Operating Activities
Net income	$6,719	$5,530
Items not affecting use of cash
Depreciation	8,007	7,561
Impairment charges	252	-0-
Amortization of other intangible assets	736	752
Non-cash stock compensation	636	517
Provision for loss on accounts receivable	1,643	456
Other	50	-0-
Deferred taxes	(40)	(38)
Gain on sale of property, plant and equipment	-0-	(733)
Cash flow provided by (used for) working capital
Accounts receivable	(18,350)	(17,009)
Inventories	(8,026)	(3,318)
Prepaid expenses	2,120	2,539
Accounts payable and accrued expenses	5,845	(5,757)

Net cash used for operating activities	(408)	(9,500)

Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	-0-	4,918
Additions to property, plant and equipment	(2,540)	(5,228)
Other	857	(14)

Net cash used for investing activities	(1,683)	(324)

Cash Flows From Financing Activities
Net borrowing (repayment) on credit facility	6,577	15,909
Cash dividends paid	(2,270)	(2,278)
Proceeds from issuance of common stock	31	31

Net cash provided by financing activities	4,338	13,662

Foreign Exchange Rate Effect on Cash	101	223

Net increase in cash	2,348	4,061
Cash at January 1	4,705	4,728

Cash at March 31	$7,053	$8,789

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2011
(Dollars in thousands, except per share data)

			Accumulative
		Additional	Other	Retained
	Common	Paid-In	Comprehensive	Income
	Stock	Capital	Income	(Deficit)

Balance at January 1, 2011	$21,486	$281,376	$10,164	$(101,221)

Net income	-0-	-0-	-0-	6,719

Foreign currency translation adjustment	-0-	-0-	1,810	-0-

Common stock issued	5	76	-0-	-0-

Stock based compensation	-0-	636	-0-	-0-

Dividends — $.07 per share	-0-	-0-	-0-	(2,490)

Balance at March 31, 2011	$21,491	$282,088	$11,974	$(96,992)

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
Statement of Accounting Policy
The accompanying consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2011.
Recent Accounting Pronouncements
For the three months ended March 31, 2011, there have been no recent significant accounting pronouncements or changes in accounting pronouncements that have become effective that impact the Company.
Fair Value Measurement
The Company follows guidance included in ASC 820, Fair Value Measurements and Disclosures, for its financial assets and liabilities, as required. The guidance established a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value, established a framework for measuring fair value, and expanded disclosure requirements about such fair value measurements. The guidance did not require any new fair value measurements, but rather applied to all other accounting pronouncements that require or permit fair value measurements. Under ASC 820, the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:

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
The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $35 million fixed rate senior notes was estimated at $37.5 million at March 31, 2011 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
Discontinued Operations
On February 1, 2007, the Company sold its former Material Handing — Europe business segment. On November 10, 2010, the French Tax Authorities issued a notice of assessment to the buyer, and current owner, of these businesses. The assessment related to business taxes for the years 2006, 2007 and 2008, and totaled 1.5 million euros. As part of the sale agreement, the Company provided indemnification to the current owner for any taxes, interest, penalties and reasonable costs related to these businesses for periods through the date of sale. On January 13, 2011, the Company filed a Notice of Claim to protest the assessment with the French Tax Authorities. The Company and its French legal counsel believe that the basis for the assessment is not valid, and accordingly, will continue to appeal the claim through all available means. Accordingly, no amounts have been recognized in the financial statements related to this matter.
Acquisitions
On July 21, 2010, the Company acquired the assets of Enviro-Fill, Inc., a developer of a new fuel overfill prevention and fuel vapor capture system. The total purchase price was approximately $1.5 million, including contingent liabilities for additional future consideration. The allocation of purchase price includes $0.8 million of amortizable intangible assets and $0.7 million of goodwill. These assets were recorded at fair value as of the date of acquisition using primarily level 2 and 3 inputs. The Enviro-Fill business is included in the Company’s Engineered Products Segment.
Goodwill
The change in goodwill for the three months ended March 31, 2011 was as follows:

(Amount in thousands)			Foreign
	Balance at		Currency		Balance at
Segment	January 1, 2011	Acquisitions	Translation	Impairment	March 31, 2011
Distribution	$214	$-0-	$-0-	$-0-	$214
Engineered Products	707	-0-	-0-	-0-	707
Material Handling - North America	30,383	-0-	-0-	-0-	30,383
Lawn and Garden	9,588	-0-	154	-0-	9,742

Total	$40,892	$-0-	$154	$-0-	$41,046

Net Income Per Common Share
Net income per common share, as shown on the Condensed Consolidated Statements of Income, is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended
	March 31,
	2011	2010
Weighted average common shares outstanding
Basic	35,320,589	35,289,725
Dilutive effect of stock options and restricted stock	130,034	98,392

Weighted average common shares outstanding diluted	35,450,623	35,388,117

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
Options to purchase 1,767,454 and 1,617,670 shares of common stock that were outstanding at March 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average market price of common shares, and their effect would be anti-dilutive.
Supplemental Disclosure of Cash Flow Information
The Company made cash payments for interest of $0.5 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively. Cash payments for income taxes were $0.1 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.
Comprehensive Income
A summary of comprehensive income for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net income	$6,719	$5,530
Other comprehensive income:
Foreign currency translation adjustment	1,810	1,841

Comprehensive income	$8,529	$7,371

Accumulated Other Comprehensive Income
As of March 31, 2011 and December 31, 2010, the balance in the Company’s accumulated other comprehensive income is comprised of the following:

	March 31,	December 31,
(In thousands)	2011	2010
Foreign currency translation adjustments	$14,044	$12,234
Pension adjustments	(2,070)	(2,070)

Total	$11,974	$10,164

Restructuring
During the quarters ended March 31, 2011 and 2010, the Company recorded total expenses of $0.6 and $0.8 million, respectively, for costs associated with restructuring plans including impairment of property, plant and equipment, lease obligations, severance, consulting and other related charges. Impairment charges for property, plant and equipment were based on appraisals or estimated market values of similar assets which are considered level 2 inputs. Estimated lease obligations associated with closed facilities were based on level 2 inputs.
In the quarter ended March 31, 2011, the $0.6 million of restructuring costs included charges of $0.3 million related to the Distribution segment and a $0.3 million expected loss on sale of an idle Lawn and Garden manufacturing facility.
In the quarter ended March 31, 2010, the $0.8 million of restructuring costs were primarily related to rigging and transportation costs in connection with the movement of certain machinery and equipment between facilities. In addition, during the first quarter of 2010 the Company sold its closed Material Handling plant in Shelbyville, Kentucky for $5.1 million and recorded a gain on the sale of $0.7 million.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
The accrued liability balance for severance and other exit costs associated with restructuring is included in Other Accrued expenses on the Condensed Statement of Consolidated Financial Position. Activity related to the Company’s restructuring reserves as of March 31, 2011 is as follows:

(Dollars in thousands)
Balance at January 1, 2011	$763
Provision	-0-
Less: Payments	(121)

Balance at March 31, 2011	$642

As a result of restructuring activity and plant closures, approximately $5.0 million of property, plant, and equipment have been classified as held for sale at March 31, 2011 and December 31, 2010, respectively, and is included in other assets in the Condensed Consolidated Statements of Financial Position.
Stock Compensation
On April 30, 2009, the shareholders of the Company approved the adoption of the 2008 Incentive Stock Plan (the “2008 Plan”). Under the 2008 Plan, the Compensation Committee of the Board of Directors is authorized to issue up to 3,000,000 shares of various types of stock based awards including stock options, restricted stock and stock appreciation rights to key employees and directors. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant.
Stock compensation expense reduced income before taxes approximately $0.6 million for the three months ended March 31, 2011 and $0.5 million for the three months ended March 31, 2010, respectively. Stock compensation is included in SG&A expense in the accompanying Condensed Consolidated Statements of Income. Total unrecognized compensation costs related to non-vested share based compensation arrangements at March 31, 2011 was approximately $4.3 million which is expected to be recognized over the next three years.
On March 3, 2011, 355,025 stock option shares were granted with a three year vesting period. The fair value of these option shares was estimated using a Trinomial Lattice option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield rate is based on the Company’s historical dividend yield and expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

Model
Risk free interest rate	3.79%
Expected dividend yield	2.90%
Expected life of award (years)	6.00
Expected volatility	50.72%
Fair value per option share	$3.69

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
The following table summarizes the stock option activity for the three months ended March 31, 2011:

		Average	Weighted
		Exercise	Average
	Shares	Price	Life
Outstanding at January 1, 2011	1,845,210	$11.65
Options Granted	355,025	10.10
Options Exercised	(440)	8.00
Cancelled or Forfeited	(115,534)	13.01

Outstanding at March 31, 2011	2,084,261	$11.31	7.46 years

Exercisable at March 31, 2011	1,181,312	$11.99
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was approximately $1 and $8, respectively.
In addition, at March 31, 2011 and December 31, 2010, the Company had outstanding 298,250 and 177,250 shares of restricted stock, respectively, with vesting periods through March 2014. The restricted stock awards are rights to receive shares of common stock subject to forfeiture and other restrictions, which generally vest over a three to four year period.
Income Taxes
As of December 31, 2010, the total amount of gross unrecognized tax benefits was $5.8 million of which $5.5 million would reduce the Company’s effective tax rate. The unrecognized tax benefits include $4.2 million from the tax position taken on the Company’s 2007 U.S. Corporate Income Tax Return relating to the loss on the sale of its European Material Handling business. The amount of accrued interest expense related to uncertain tax positions within the Company’s consolidated financial position at December 31, 2010 was $0.4 million. No material changes have occurred in the liability for unrecognized tax benefits during the three months ended March 31, 2011.
The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its condensed consolidated statements of income.
As of March 31, 2011, the Company and its significant subsidiaries are subject to examination for the years after 2004 in Brazil, after 2005 in Canada, and after 2006 in the United States. The Company and its subsidiaries are subject to examination in certain states within the United States starting after 2005 and in the remaining states after 2006 and 2007.
In the current year, the only significant potential change to the Company’s unrecognized tax benefits is related to expiration of the U.S. federal statute of limitations for the Company’s 2007 tax return. In connection with this event, $4.2 million of tax benefits related to the Company’s 2007 sale of its European Material Handling business may be recognized in the quarter ending September 30, 2011.
Retirement Plans
The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. In 2009, the Company merged its two frozen defined benefit pension plans into a single plan which provides benefits primarily based upon a fixed amount for each year of service as defined. The net periodic pension cost for the three months ended March 31, 2011 and 2010, respectively, was as follows:

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Service cost	$18	$9
Interest cost	76	80
Expected return on assets	(77)	(74)
Amortization of actuarial net loss	16	15

Net periodic pension cost	$33	$30

As of March 31, 2011, the Company had not made a contribution to the pension plan but anticipates contributions totaling $268 in 2011.
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
In October 2009, an employee was fatally wounded while performing maintenance at the Company’s manufacturing facility in Springfield, Missouri. On February 22, 2011, the family of the deceased filed a civil complaint against the manufacturer of the press involved in the incident and the Buckhorn Inc. employee involved in the incident. Buckhorn Inc. has not been named as a party to this lawsuit. At this time the Company is not able to determine whether this proceeding or the incident will result in legal exposure to the Company, of if any such liability that results would be material to the Company’s financial statements. The Company believes that it has adequate insurance to resolve any claims resulting from this incident.
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
Income before income taxes for each business segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing business segment operating income, general corporate overhead expenses and interest expenses are not included.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)

	Three Months Ended
	March 31,
Net Sales	2011	2010
Lawn and Garden	$65,088	$69,505
Material Handling	65,730	60,211
Distribution	41,634	38,732
Engineered Products	27,925	24,409
Intra-segment elimination	(6,936)	(6,435)

Sales from continuing operations	$193,441	$186,422

	Three Months Ended
	March 31,
Income Before Income Taxes	2011	2010
Lawn and Garden	$3,878	$4,757
Material Handling	10,261	5,410
Distribution	3,072	2,902
Engineered Products	2,789	2,553
Corporate	(7,632)	(5,141)
Interest expense-net	(1,237)	(1,800)

Income from continuing operations before income taxes	$11,131	$8,681

Part I — Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the First Quarter of 2011 to the First Quarter of 2010
Net Sales:

Segment	2011	2010	Change	% Change
Lawn and Garden	$65.1	$69.5	$(4.4)	(6%)
Material Handling	$65.7	$60.2	$5.5	9%
Distribution	$41.6	$38.7	$2.9	7%
Engineered Products	$27.9	$24.4	$3.5	14%
Intra-segment elimination	$(6.9)	$(6.4)	$(0.5)	(8%)

TOTAL	$193.4	$186.4	$7.0	4%

Net sales in the first quarter of 2011 were $193.4 million, an increase of $7.0 million or 4% compared to the prior year, reflecting higher selling prices, increased volumes in most of the Company’s markets and an increase of $1.8 million from the effect of foreign currency translation.
Net sales in the Lawn and Garden Segment in the first quarter of 2011 were down $4.4 million or 6% compared to the first quarter of 2010. The decreased sales primarily reflect lower unit volume of $7.6 million compared to the first quarter of 2010, as growers took a more conservative approach to production this spring. The lower sales volume was partially offset by an increase from selling prices of $2.3 million in the quarter ended March 31, 2011. In addition, sales in the quarter ended March 31, 2011 increased $1.4 million from foreign currency translation reflecting the impact of exchange rates for the Canadian dollar.
Net sales in the Material Handling Segment increased $5.5 million or 9% in the first quarter of 2011 compared to the same quarter in 2010. The higher sales include $1.7 million from increased volumes and $3.6 million due to higher selling prices. The Material Handling Segment experienced strong sales growth from reusable bulk containers in agriculture, automotive and manufacturing applications which more than offset a significant reduction in custom pallet sales.
Net sales in the Distribution Segment increased $2.9 million or 7% in the first quarter of 2011 compared to the first quarter of 2010. The sales increase reflected contributions of $2.2 million from higher volume and $0.7 million from selling prices. The Distribution Segment has experienced continued improvement in market growth during 2011 and increased sales of supplies from stronger replacement tire sales and vehicle service demand.
In the Engineered Products Segment, net sales in the first quarter of 2011 increased $3.5 million, or 14% compared to the prior year. The higher sales were primarily due to stronger demand in recreational vehicle, marine and automotive markets which increased sales volume approximately $3.3 million.
Cost of Sales & Gross Profit:

Cost of Sales and Gross Profit	2011	2010
Cost of sales	$141.4	$141.5
Gross profit	$52.0	$44.9
Gross profit as a percentage of sales	26.9%	24.1%
Gross profit margin increased to 26.9% for the quarter ended March 31, 2011 compared with the prior year, despite higher raw material costs affecting the Lawn & Garden, Material Handling and Engineered Products Segments. Prices for plastic resins were, on average, approximately 16% higher for polypropylene and 9% higher for high density polyethylene in the first quarter of 2011 compared to the first quarter of 2010. Increased selling prices helped mitigate the impact of higher raw material costs. More favorable sales mix combined with productivity improvements resulted in higher gross profit margins.

Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

SG&A Expenses	2011	2010	Change
SG&A expenses	$39.7	$34.4	$5.3
SG&A expenses as a percentage of sales	20.5%	18.5%	2.0%
Selling, general and administrative expenses for the quarter ended March 31, 2011 were $39.7 million, an increase of $5.3 million or 15% compared to the same period in the prior year. The increase was primarily due to increased freight charges of $1.9 million, an increased provision for bad debts of $1.2 million and other variable selling costs related to higher sales. In addition, SG&A expenses includes an impairment charge of $0.3 million in the first quarter of 2011 related to the pending sale of a closed manufacturing facility compared to a gain of $0.7 million from the sale of a plant in the first quarter of 2010 for a net increase of $1 million. SG&A expense in the first quarter of 2011 includes restructuring and other unusual charges of $0.3 million compared with similar charges of $0.9 million in the first quarter of 2010.
Interest Expense from Continuing Operations:

Net Interest Expense	2011	2010	Change	% Change
Net interest expense	$1.2	$1.8	$(0.6)	(33%)
Outstanding borrowings	$90.8	$120.0	$(29.2)	(24%)
Average borrowing rate	4.98%	6.12%	(1.14%)	(19%)
Net interest expense was $1.2 million for the quarter ended March 31, 2011, a decrease of 33% compared to $1.8 million in the prior year. The reduction in 2011 interest expense was the result of lower borrowing levels and average interest rates.
Income Before Taxes:

Segment	2011	2010	Change	% Change
Lawn and Garden	$3.9	$4.8	$(0.9)	(19%)
Material Handling	$10.3	$5.4	$4.9	91%
Distribution	$3.1	$2.9	$0.2	7%
Engineered Products	$2.8	$2.5	$0.3	12%
Corporate and interest	$(9.0)	$(6.9)	$(2.1)	(30%)

TOTAL	$11.1	$8.7	$2.4	28%

Income before taxes for the quarter ended March 31, 2011, was $11.1 million compared to $8.7 million in the prior year. The increase was primarily due to higher sales and increased gross profit margins in the quarter ended March 31, 2011 compared with the prior year.
Income Taxes:

Consolidated Income Taxes	2011	2010
Income before taxes	$11.1	$8.7
Income taxes	$4.4	$3.2
Effective tax rate	39.6%	36.3%
The effective tax rate for the first quarter of 2011 was 39.6% compared to 36.3% in the prior year. The higher effective tax rate in 2011 is primarily attributable to changes in the mix of domestic and foreign composition of income and related foreign tax rate differences.

Liquidity and Capital Resources
Cash used in operating activities from continuing operations was $0.4 million for the three months ended March 31, 2011 compared to $9.5 million for the three months ended March 31, 2010. The decrease of $9.1 million in cash used for operations was primarily attributable to a reduction of $5.1 million in the amount of cash used for working capital in the three months ended March 31, 2011 compared with the prior year. In addition, for the three months ended March 31, 2011 there was an increase of $4.0 million in cash generated from income, depreciation and other non-cash charges, compared to the prior year.
In the three months ended March 31, 2011, higher sales resulted in increased accounts receivable and the use of $18.4 million of working capital compared with a use of $17.0 million in the prior year. In addition, increasing sales volume and higher raw material costs resulted in an increase of inventories which used approximately $8.0 million of cash in the quarter ended March 31, 2011 compared to a use of $3.3 million for the same period in 2010. The cash used to fund increased accounts receivable and inventories in the quarter ended March 31, 2011 was partially offset by $5.8 million of cash provided from an increase in accounts payable and accrued expenses in the period.
Capital expenditures were approximately $2.5 million for the three months ended March 31, 2011 and for the full year are expected to be at the high end of a $20 to $25 million forecasted range. In addition, the Company used cash to pay dividends of $2.3 million in the three months ended March 31, 2011.
Total debt at March 31, 2011 was approximately $90.8 million compared with $83.8 million at December 31, 2010. The Company’s Credit Agreement provides available borrowing up to $180 million and, as of March 31, 2011, there was $54.6 million outstanding and approximately $125.4 million available under this agreement. As of March 31, 2011 the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended March 31, 2011 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	4.94
Leverage Ratio	3.25 to 1 (maximum)	1.46
The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service into the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at March 31, 2011, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.5 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in US dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. In the fourth quarter of 2007, the Company began a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB ASC 815 Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of March 31, 2011, the Company had no foreign currency arrangements or contracts in place.
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

Item 4.	Controls and Procedures
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
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

MYERS INDUSTRIES, INC.
Date: April 29, 2011	By:	/s/ Donald A. Merril
Donald A. Merril
Senior Vice President, Chief Financial Officer and Corporate Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 10-K filed with the Commission on March 12, 2010.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*
10(f)	Amendment No. 1 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on August 3, 2010.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*
10(i)	First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009*
10(j)	Second Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of March 8, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2010.*
10(k)	Severance Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2011. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 7, 2011.*
10(l)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(m)	Third Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*
10(n)	Employment Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 22, 2009.*
10(o)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 22, 2009.*
10(p)	Amendment to Myers Industries, Inc. Executive Supplemental Retirement Plan (David B. Knowles) effective June 19, 2009. Reference is made to Exhibit 10.3 to Form 8-K filed with the Commission on June 22, 2009.*
10(q)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*
10(r)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*
10(s)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*
10(t)	Third Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, National Association, as Agent, dated as of November 19, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on November 23, 2010.
10(u)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Donald A. Merril, Senior Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr, President and Chief Executive Officer, and Donald A. Merril, Senior Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates executive compensation plan or arrangement.

**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.