Form 10-Q
period 2011-06-30
MYERS INDUSTRIES INC
filed 2011-08-03
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such sorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2011

Common Stock, without par value	34,719,392 shares

Part I — Financial Information

Item 1. Financial Statements	1

Condensed Consolidated Statements of Financial Position	1

Condensed Consolidated Statements of Income (Loss)	3

Condensed Consolidated Statements of Cash Flows	4

Condensed Consolidated Statement of Shareholders’ Equity	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure About Market Risk	17

Item 4. Controls and Procedures	18

Part II — Other Information

Item 1. Legal Proceedings	18

Item 6. Exhibits	18

Signature	18

Exhibit 21
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Position
(Dollars in thousands)

Assets	June 30, 2011	December 31, 2010
	(Unaudited)

Current Assets
Cash	$6,936	$4,705
Accounts receivable-less allowances of $4,020 and $2,950, respectively	101,577	98,799

Inventories
Finished and in-process products	77,148	67,580
Raw materials and supplies	29,547	28,824

	106,695	96,404

Prepaid expenses	7,352	8,158
Deferred income taxes	5,770	5,781

Total Current Assets	228,330	213,847

Other Assets
Goodwill	41,082	40,892
Patents and other intangible assets	17,653	18,667
Other	6,890	7,174

	65,625	66,733
Property, Plant and Equipment, at Cost
Land	4,369	4,369
Buildings and leasehold improvements	59,904	59,690
Machinery and equipment	387,753	383,664

	452,026	447,723
Less allowances for depreciation and amortization	(309,714)	(295,908)

Property, plant and equipment, net	142,312	151,815

	$436,267	$432,395

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Position
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	June 30, 2011	December 31, 2010
	(Unaudited)
Current Liabilities
Accounts payable	$53,301	$64,143
Accrued expenses
Employee compensation	18,562	18,294
Income taxes	6,553	5,891
Taxes, other than income taxes	1,925	1,970
Accrued interest	281	195
Other	14,393	15,533
Current portion of long-term debt	305	305

Total Current Liabilities	95,320	106,331

Long-term debt, less current portion	90,425	83,530
Other liabilities	6,741	5,936
Deferred income taxes	24,943	24,793

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 34,985,304 and 35,315,732; net of treasury shares of 2,845,753 and 2,592,175, respectively)	21,267	21,486
Additional paid-in capital	279,600	281,376
Accumulated other comprehensive income	12,798	10,164
Retained deficit	(94,827)	(101,221)

	218,838	211,805

	$436,267	$432,395

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss) (Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010
(Dollars in thousands, except share data)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net sales	$176,805	$175,906	$370,246	$362,329
Cost of sales	132,772	141,955	274,188	283,465

Gross profit	44,033	33,951	96,058	78,864

Selling, general and administrative expenses	35,360	33,960	75,016	68,392

Operating income (loss)	8,673	(9)	21,042	10,472

Interest expense, net	1,153	1,851	2,391	3,651

Income (loss) before income taxes	7,520	(1,860)	18,651	6,821

Income taxes (benefit)	2,862	(761)	7,274	2,390

Net income (loss)	$4,658	$(1,099)	$11,377	$4,431

Income (loss) per common share:
Basic and diluted	$0.13	$(0.03)	$0.32	$0.13

Dividends per share	$0.070	$0.065	$0.140	$0.130

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)

	June 30, 2011	June 30, 2010

Cash Flows From Operating Activities
Net income	$11,377	$4,431

Items not affecting use of cash
Depreciation	16,064	15,019
Impairment charges	252	-0-
Amortization of intangible assets	1,474	1,485
Non-cash stock compensation	1,607	1,133
Provision for loss on accounts receivable	1,773	327
Other	50	-0-
Deferred taxes	(70)	(76)
Gain on sale of property, plant and equipment	-0-	(733)
Cash flow provided by (used for) working capital
Accounts receivable	(4,281)	(3,262)
Inventories	(9,247)	1,154
Prepaid expenses	903	798
Accounts payable and accrued expenses	(11,151)	(22,896)

Net cash provided by (used for) operating activities	8,751	(2,620)

Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	-0-	5,165
Additions to property, plant and equipment	(5,765)	(9,320)
Other	848	73

Net cash used for investing activities	(4,917)	(4,082)

Cash Flows From Financing Activities
Net borrowing on credit facility	6,552	12,552
Cash dividends paid	(4,715)	(4,611)
Proceeds from issuance of common stock	70	72
Repurchase of common stock	(3,722)	-0-

Net cash (used for) provided by financing activities	(1,815)	8,013

Foreign Exchange Rate Effect on Cash	212	17

Net increase in cash	2,231	1,328
Cash at January 1	4,705	4,728

Cash at June 30	$6,936	$6,055

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2011
(Dollars in thousands, except per share data)

			Accumulative
		Additional	Other	Retained
	Common	Paid-In	Comprehensive	Income
	Stock	Capital	Income	(Deficit)

Balance at January 1, 2011	$21,486	$281,376	$10,164	$(101,221)

Net income	-0-	-0-	-0-	11,377

Foreign currency translation adjustment	-0-	-0-	2,634	-0-

Purchases for treasury	(227)	(3,495)	-0-	-0-

Common stock issued	8	112	-0-	-0-

Stock based compensation	-0-	1,607	-0-	-0-

Dividends — $.14 per share	-0-	-0-	-0-	(4,983)

Balance at June 30, 2011	$21,267	$279,600	$12,798	$(94,827)

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2011, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2011.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. The new accounting standard will require companies to present the components of net income and other comprehensive income either as one continuous statement or two separate but consecutive statements. The update eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The Company plans to adopt this guidance beginning in the first quarter of 2012. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements, as this guidance modifies presentation of other comprehensive income already disclosed in the financial statements.
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
The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $35 million fixed rate senior notes was estimated at $38.4 million at June 30, 2011 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
Inventories
Approximately 27 percent of the Company’s inventories use the last in first out (LIFO) method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded at June 30, 2011.
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
Goodwill
The change in goodwill for the six months ended June 30, 2011 was as follows:

			Foreign
(Amount in thousands)	Balance at		Currency		Balance at
Segment	January 1, 2011	Acquisitions	Translation	Impairment	June 30, 2011
Distribution	$214	$-0-	$-0-	$-0-	$214
Engineered Products	707	-0-	-0-	-0-	707
Material Handling — North America	30,383	-0-	-0-	-0-	30,383
Lawn and Garden	9,588	-0-	190	-0-	9,778

Total	$40,892	$-0-	$190	$-0-	$41,082

Discontinued Operations
On February 1, 2007, the Company sold its former Material Handling — Europe business segment. On November 10, 2010, the French Tax Authorities issued a notice of assessment to the buyer, and current owner, of these businesses. The assessment related to business taxes for the years 2006, 2007 and 2008, and totaled 1.5 million euros. As part of the sale agreement, the Company provided indemnification to the current owner for any taxes, interest, penalties and reasonable costs related to these businesses for periods through the date of sale. On January 13, 2011, the Company filed a Notice of Claim to protest the assessment with the French Tax Authorities. The Company and its French legal counsel believe that the basis for the assessment is not valid, and accordingly, will continue to appeal the claim through all available means. Accordingly, no amounts have been recognized in the financial statements related to this matter.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
Net Income (Loss) Per Common Share
Net income (loss) per common share, as shown on the Condensed Consolidated Statements of Income (Loss), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding
Basic	35,249,616	35,303,727	35,279,504	35,297,283
Dilutive effect of stock options and restricted stock	-0-	-0-	156,608	116,860

Weighted average common shares outstanding diluted	35,249,616	35,303,727	35,436,112	35,414,143

Options to purchase 1,172,729 and 1,757,404 shares of common stock that were outstanding at June 30, 2011 were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 2011, respectively, as the exercise price of these options was greater than the average market price of common shares, and their effect would be anti-dilutive. Options to purchase 1,584,830 that were outstanding at June 30, 2010 were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2010 as the exercise price of these options was greater than the average market price of common shares, and their effect would be anti-dilutive. In addition, 119,232 dilutive common shares were excluded from the computation of the loss per common share in the three months ended June 30, 2010 due to the Company’s net loss position.
Supplemental Disclosure of Cash Flow Information
The Company’s cash payments for interest and income taxes for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Interest	$1,548	$3,288	$2,057	$3,389
Income taxes	$6,304	$5,974	$6,373	$7,637
Comprehensive Income
A summary of comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net income (loss)	$4,658	$(1,099)	$11,377	$4,431
Other comprehensive income:
Foreign currency translation adjustment	824	(2,861)	2,634	(1,021)

Comprehensive income (loss)	$5,482	$(3,960)	$14,011	$3,410

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
Accumulated Other Comprehensive Income
As of June 30, 2011 and December 31, 2010, the balance in the Company’s accumulated other comprehensive income is comprised of the following:

	June 30,	December 31,
(In thousands)	2011	2010
Foreign currency translation adjustments	$14,868	$12,234
Pension adjustments	(2,070)	(2,070)

Total	$12,798	$10,164

Restructuring
During the six months ended June 30, 2011 and 2010, the Company recorded total expenses of $1.2 million and $1.7 million, respectively, for costs associated with restructuring plans including impairment of property, plant and equipment, lease obligations, severance, consulting and other related charges. Impairment charges for property, plant and equipment were based on appraisals or estimated market values of similar assets which are considered level 2 inputs. Estimated lease obligations associated with closed facilities were based on level 2 inputs.
In the three and six months ended June 30, 2011, the Company recorded expenses of $0.6 million and $1.2 million, respectively, related to restructuring activities. The restructuring costs included charges of $0.3 million and $0.7 million in the three and six months ended June 30, 2011, respectively, related to the Distribution Segment and a $0.3 million write-down for an idle Lawn and Garden manufacturing facility from the first quarter of 2011.
In the three and six months ended June 30, 2010, the Company recorded expenses of approximately $0.9 million and $1.7 million, respectively, for restructuring costs that were primarily related to rigging and transportation costs in connection with the movement of certain machinery and equipment between facilities. In addition, during the first quarter of 2010 the Company sold its closed Material Handling plant in Shelbyville, Kentucky for $5.1 million and recorded a gain on the sale of $0.7 million.
The accrued liability balance for severance and other exit costs associated with restructuring is included in Other Accrued expenses on the Condensed Consolidated Statement of Financial Position. Activity related to the Company’s restructuring reserves as of June 30, 2011 is as follows:

(Dollars in thousands)
Balance at January 1, 2011	$763
Provision	(285)
Less: Payments	(200)

Balance at June 30, 2011	$278

As a result of restructuring activity and plant closures, approximately $5.0 million of property, plant, and equipment has been classified as held for sale at both June 30, 2011 and December 31, 2010, and is included in other assets in the Condensed Consolidated Statements of Financial Position.
Stock Compensation
The Company’s 2008 Incentive Stock Plan (the “2008 Plan”) authorizes the Compensation Committee of the Board of Directors to issue up to 3,000,000 shares of various types of stock based awards including stock options, restricted stock and stock appreciation rights to key employees and directors. In general, options granted and outstanding vest over three to five years and expire ten years from the date of grant.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
Stock compensation expense was $1.0 million for the three months ended June 30, 2011 and $0.6 million for the three months ended June 30, 2010, respectively. Stock compensation expense was $1.6 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. Stock compensation is included in SG&A expense in the accompanying Condensed Consolidated Statements of Income. Total unrecognized compensation costs related to non-vested share based compensation arrangements at June 30, 2011 was approximately $3.9 million which is expected to be recognized over the next three years.
On March 3, 2011, 355,025 stock option shares were granted with a three year vesting period. The fair value of these option shares was estimated using a Trinomial Lattice option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield rate is based on the Company’s historical dividend yield, and expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

Model
Risk free interest rate	3.79%
Expected dividend yield	2.90%
Expected life of award (years)	6.00
Expected volatility	50.72%
Fair value per option share	$3.69
The following table summarizes the stock option activity for the six months ended June 30, 2011:

		Average	Weighted
		Exercise	Average
	Shares	Price	Life
Outstanding at January 1, 2011	1,845,210	$11.65
Options Granted	355,025	10.10
Options Exercised	(1,727)	8.00
Cancelled or Forfeited	(121,184)	12.88

Outstanding at June 30, 2011	2,077,324	$11.32	7.21 years

Exercisable at June 30, 2011	1,352,727	$11.81
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was approximately $4 and $13, respectively.
In addition, at June 30, 2011 and December 31, 2010, the Company had outstanding 291,850 and 177,250 shares of restricted stock, respectively, with vesting periods through March 2014. The restricted stock awards are rights to receive shares of common stock subject to forfeiture and other restrictions, which generally vest over a three to four year period.
Income Taxes
As of December 31, 2010, the total amount of gross unrecognized tax benefits was $5.8 million of which $5.5 million would reduce the Company’s effective tax rate. The unrecognized tax benefits include $4.2 million from the tax position taken on the Company’s 2007 U.S. Corporate Income Tax Return relating to the loss on the sale of its European Material Handling business. The amount of accrued interest expense related to uncertain tax positions within the Company’s consolidated financial position at December 31, 2010 was $0.4 million. No material changes have occurred in the liability for unrecognized tax benefits during the six months ended June 30, 2011.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its Condensed Consolidated Statements of Income.
As of June 30, 2011, the Company and its significant subsidiaries are subject to examination for the years after 2004 in Brazil, after 2005 in Canada, and after 2006 in the United States. The Company and its subsidiaries are subject to examination in certain states within the United States starting after 2005 and in the remaining states after 2006 and 2007.
In the current year, certain unrecognized tax benefits, including $4.2 million related to the Company’s 2007 sale of its European Material Handling business, are expected to be recognized in the quarter ending September 30, 2011.
Retirement Plans
The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s frozen defined benefit pension plan provides benefits primarily based upon a fixed amount for each year of service as defined. The net periodic pension cost for the three and six months ended June 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$18	$9	$36	$18
Interest cost	76	80	152	160
Expected return on assets	(77)	(74)	(154)	(148)
Amortization of actuarial net loss	16	15	32	30

Net periodic pension cost	$33	$30	$66	$60

As of June 30, 2011, the Company made contributions of $76 to the pension plan and expects to make contributions totaling $268 in 2011.
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
Segment Information
Using the criteria of ASC 280 Segment Reporting, the Company has four operating segments: Lawn and Garden, Material Handling, Distribution, and Engineered Products. Each of these operating segments is also a reportable segment under the ASC 280 criteria.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Sales	2011	2010	2011	2010
Lawn and Garden	$41,358	$45,241	$106,446	$114,746
Material Handling	67,008	62,729	132,738	122,940
Distribution	46,091	43,955	87,725	82,687
Engineered Products	27,897	29,747	55,822	54,156
Intra-segment elimination	(5,549)	(5,766)	(12,485)	(12,200)

Sales from continuing operations	$176,805	$175,906	$370,246	$362,329

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income (Loss) Before Income Taxes	2011	2010	2011	2010
Lawn and Garden	$(1,619)	$(5,479)	$2,259	$(722)
Material Handling	8,396	3,452	18,657	8,862
Distribution	4,015	3,628	7,087	6,530
Engineered Products	2,591	3,084	5,380	5,637
Corporate	(4,709)	(4,694)	(12,341)	(9,835)
Interest expense-net	(1,153)	(1,851)	(2,391)	(3,651)

Income from continuing operations before income taxes	$7,520	$(1,860)	$18,651	$6,821

Part I — Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the Second Quarter of 2011 to the Second Quarter of 2010
Net Sales:

	Quarter Ended
(dollars in millions)	June 30,
Segment	2011	2010	Change	% Change
Lawn and Garden	$41.4	$45.2	$(3.8)	(8%)
Material Handling	$67.0	$62.7	$4.3	7%
Distribution	$46.1	$44.0	$2.1	5%
Engineered Products	$27.9	$29.8	$(1.9)	(6%)
Intra-segment elimination	$(5.6)	$(5.8)	$0.2	3%

TOTAL	$176.8	$175.9	$0.9	1%

Net sales in the quarter ended June 30, 2011 were $176.8 million, an increase of $0.9 million or 1% compared to the prior year. Increases of $7.9 million from higher selling prices and $1.6 million from the effect of foreign currency translation were largely offset by a $7.0 million reduction in volume.
Net sales in the Lawn and Garden Segment in the second quarter of 2011 were down $3.8 million or 8% compared to the second quarter of 2010. The decreased sales primarily reflects lower unit volume of $7.5 million compared to the second quarter of 2010 as the weak economy and unfavorable weather conditions through most of the spring growing season resulted in soft demand across the market. The lower sales volume was partially offset by an increase of $2.7 million from improved pricing discipline and a $0.9 million increase from foreign currency translation reflecting the impact of exchange rates for the Canadian dollar.
Net sales in the Material Handling Segment increased $4.3 million or 7% in the second quarter of 2011 compared to the same quarter in 2010. The current quarter sales improvement includes $3.5 million from increased selling prices and $0.5 million from the effect of foreign currency translation. In addition, current quarter sales volume increased slightly as strong growth in agricultural, automotive and manufacturing markets more than offset a loss of approximately $12 million in custom pallet sales.
Net sales in the Distribution Segment increased $2.1 million or 5% in the second quarter of 2011 compared to the second quarter of 2010. The sales increase includes $1.3 million from higher selling prices and increased sales volume of $0.6 million from stronger replacement tire sales and vehicle service demand.
In the Engineered Products Segment, net sales in the second quarter of 2011 decreased $1.9 million or 6% compared to the prior year. The decrease in sales was primarily due to lower volumes which more than offset an increase of $0.4 million from higher selling prices. In addition, a reduction in sales volume of $3.3 million in the transplant automotive markets was partially offset by increased demand in the recreational vehicle and marine markets.
Cost of Sales & Gross Profit:

	Quarter Ended
(dollars in millions)	June 30,
Cost of Sales and Gross Profit	2011	2010
Cost of sales	$132.8	$142.0
Gross profit	$44.0	$34.0
Gross profit as a percentage of sales	24.9%	19.3%
Gross profit margin increased to 24.9% for the quarter ended June 30, 2011 compared with the prior year, despite higher raw material costs affecting the Lawn & Garden, Material Handling and Engineered Products Segments. Prices for plastic resins were, on average, approximately 20% higher for polypropylene and 15% higher for high density polyethylene in the second quarter of 2011 compared to the second quarter of 2010. Increased selling prices, primarily in the Material Handling and Lawn and Garden Segments, mitigated the impact of higher raw material costs. Gross profit margins were higher due to a favorable sales mix in Material Handling, combined with productivity improvements in all segments.

Selling, General and Administrative (“SG&A”) Expenses from Continuing Operations:

	Quarter Ended
(dollars in millions)	June 30,
SG&A Expenses	2011	2010	Change
SG&A expenses	$35.4	$34.0	$1.4
SG&A expenses as a percentage of sales	20.0%	19.3%	0.7%
Selling, general and administrative expenses for the quarter ended June 30, 2011 were $35.4 million, an increase of $1.4 million or 4% compared to the same period in the prior year. The increase was primarily due to higher freight and other variable selling expenses in the Material Handling Segment compared to the prior year. SG&A expense in the second quarter of 2011 included restructuring and other unusual charges of $0.6 million compared with similar charges of $1.6 million in the second quarter of 2010.
Interest Expense:

	Quarter Ended
(dollars in millions)	June 30,
Net Interest Expense	2011	2010	Change	% Change
Net interest expense	$1.2	$1.9	$(0.7)	(38%)
Outstanding borrowings	$90.7	$116.8	$(26.1)	(22%)
Average borrowing rate	4.80%	6.05%	(1.25%)	(21%)
Net interest expense was $1.2 million for the quarter ended June 30, 2011, a decrease of 38% compared to $1.9 million in the prior year. The reduction in 2011 interest expense was the result of lower borrowing levels and a reduction in average interest rates.
Income (Loss) Before Taxes:

	Quarter Ended
(dollars in millions)	June 30,
Segment	2011	2010	Change	% Change
Lawn and Garden	$(1.6)	$(5.5)	$3.9	(71%)
Material Handling	$8.4	$3.5	$4.9	140%
Distribution	$4.0	$3.6	$0.4	11%
Engineered Products	$2.6	$3.1	$(0.5)	(16%)
Corporate and interest	$(5.9)	$(6.6)	$0.7	11%

TOTAL	$7.5	$(1.9)	$9.4	(496%)

Income (loss) before taxes for the quarter ended June 30, 2011, was $7.5 million compared to a loss of $1.9 million in the prior year. The increase was primarily due to a more favorable product sales mix which increased gross profit margins. In addition, lower interest expense increased income (loss) before taxes $0.7 million compared with the prior year.
Income Taxes:

	Quarter Ended
(dollars in millions)	June 30,
Consolidated Income Taxes	2011	2010
Income (loss) before taxes	$7.5	$(1.9)
Income taxes (benefit)	$2.9	$(0.8)
Effective tax rate	38.1%	40.9%
The effective tax rate for the income tax provision in the quarter ended June 30, 2011 was 38.1% compared to a 40.9% effective rate for the tax benefit in the prior year. In the quarter ended June 30, 2010, the income tax benefit was increased by approximately $0.2 million to recognize a previously reserved foreign tax net operating loss carry-forward. Other differences in the effective tax rate between years are primarily attributable to changes in the mix of domestic and foreign composition of income and related foreign tax rate differences.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010
Net Sales:

	Six Months Ended
(dollars in millions)	June 30,
Segment	2011	2010	Change	% Change
Lawn and Garden	$106.4	$114.7	$(8.3)	(7%)
Material Handling	$132.7	$122.9	$9.8	8%
Distribution	$87.7	$82.7	$5.0	6%
Engineered Products	$55.8	$54.2	$1.6	3%
Intra-segment elimination	$(12.4)	$(12.2)	$(0.2)	(2%)

TOTAL	$370.2	$362.3	$7.9	2%

Net sales for the six months ended June 30, 2011 were $370.2 million, an increase of $7.9 million or 2% compared to the prior year. Sales increased by $14.9 million from higher selling prices and $3.4 million from the impact of foreign currency translation which were partially offset by lower sales volumes of $10.4 million, particularly in the Lawn and Garden Segment.
Net sales in the Lawn and Garden Segment for the six months ended June 30, 2011 were down $8.3 million or 7% compared to the six months ended June 30, 2010. The decrease in net sales primarily reflects lower unit volume of $15.6 million as a weak economy and unfavorable weather conditions resulted in soft demand throughout the first half of 2011. The lower sales volumes were partially offset by increased sales of $5.0 million from disciplined pricing actions and $2.4 million from the effect of foreign currency translation.
Net sales in the Material Handling Segment increased $9.8 million or 8% in the six months ended June 30, 2011 compared to the same period in 2010. The increase in current year net sales includes $7.1 million from improved pricing and $0.7 million from the effect of foreign currency translation. Strong demand for reusable bulk containers in agricultural, industrial and automotive markets resulted in a net sales volume increase of $2.0 million which more than offset a reduction of $28 million in custom pallet sales.
Net sales in the Distribution Segment increased $5.0 million or 6% for the six months ended June 30, 2011 compared to the same period in 2010. The higher sales reflect increased volume of $2.8 million, primarily from new product sales and a broader customer base. In addition, current year sales increased $2.0 million from higher selling prices and $0.2 million from foreign currency translation.
In the Engineered Products Segment, net sales for the six months ended June 30, 2011 increased $1.6 million, or 3% compared to the prior year. The increase in net sales includes volume increase of $0.8 million as strong demand for recreational vehicle and marine markets more than offset lower volume in the transplant automotive market. In addition, the Engineered Products Segment had increased sales of $0.8 million from higher selling prices in the six months ended June 30, 2011.
Cost of Sales & Gross Profit:

	Six Months Ended
(dollars in millions)	June 30,
Cost of Sales and Gross Profit	2011	2010
Cost of sales	$274.2	$283.5
Gross profit	$96.1	$78.9
Gross profit as a percentage of sales	25.9%	21.8%
Gross profit margin increased to 25.9% for the six months ended June 30, 2011 compared with 21.8% in the prior year, despite higher raw material costs affecting the Lawn & Garden, Material Handling and Engineered Products Segments. Prices for plastic resins were, on average, approximately 18% higher for polypropylene and 12% higher for high density polyethylene for the first six months of 2011 compared to the same period in 2010. Increased selling prices, primarily in the Material Handling and Lawn and Garden Segments, reduced the impact of higher costs for raw material plastic resins. The impact of product pricing, more favorable sales mix and productivity improvements resulted in a higher gross profit margin for the six months ended June 30, 2011 compared to the prior year.

Selling, General and Administrative (SG&A) Expenses:

	Six Months Ended
(dollars in millions)	June 30,
SG&A Expenses	2011	2010	Change
SG&A expenses	$75.0	$68.4	$6.6
SG&A expenses as a percentage of sales	20.3%	18.9%	1.4%
Selling, general and administrative expenses for the six months ended June 30, 2011 were $75 million, an increase of $6.6 million or 10% compared to the same period in the prior year. The increase was primarily due to increased freight charges of $2 million, increased provision for bad debts of $1.5 million and other increased selling expenses resulting from higher sales volumes and the change in product sales mix. In addition, SG&A expenses in the six months ended June 30, 2011 includes an impairment charge of $0.3 million related to a closed manufacturing facility compared to a gain of $0.7 million from the sale of a plant in the same period of 2010 for a net increase of $1 million. SG&A expense for the six months ended June 30, 2011 includes restructuring and other unusual charges of $1.2 million compared with similar charges of $1.8 million for the same period in 2010.
Interest Expense:

	Six Months Ended
(dollars in millions)	June 30,
Net Interest Expense	2011	2010	Change	% Change
Net interest expense	$2.4	$3.7	$(1.3)	(35%)
Outstanding borrowings	$90.7	$116.8	$(26.1)	(22%)
Average borrowing rate	4.99%	6.09%	(1.10%)	(18%)
Net interest expense was $2.4 million for the six months ended June 30, 2011, a decrease of 35% compared to $3.7 million in the prior year. The reduction in 2011 interest expense was the result of lower borrowing levels and a reduction in average interest rates.
Income (Loss) Before Taxes:

	Six Months Ended
(dollars in millions)	June 30,
Segment	2011	2010	Change	% Change
Lawn and Garden	$2.3	$(0.7)	$3.0	(429%)
Material Handling	$18.7	$8.9	$9.8	110%
Distribution	$7.1	$6.5	$0.6	9%
Engineered Products	$5.4	$5.6	$(0.2)	(4%)
Corporate and interest	$(14.8)	$(13.5)	$(1.3)	(10%)

TOTAL	$18.7	$6.8	$11.9	175%

Income before taxes for the six months ended June 30, 2011, was $18.7 million, an increase of $11.9 million compared to $6.8 million in the prior year. The increase was primarily due to higher sales and a more favorable sales mix resulting in increased gross profit margins in the six months ended June 30, 2011 compared with the prior year.
Income Taxes:

	Six Months Ended
(dollars in millions)	June 30,
Consolidated Income Taxes	2011	2010
Income before taxes	$18.7	$6.8
Income taxes	$7.3	$2.4
Effective tax rate	39.0%	35.0%
The effective tax rate for the six months ended June 30, 2011 was 39.0% compared to 35.0% in the prior year. The lower effective tax rate in 2010 is primarily attributable to a tax benefit of $0.2 million to recognize a previously reserved foreign tax net operating loss. Other differences are due to changes in the mix of domestic and foreign composition of income between years and related foreign tax rate differences.

Liquidity and Capital Resources
Cash provided by operating activities from continuing operations was $8.8 million for the six months ended June 30, 2011 compared to cash used of $2.6 million for the six months ended June 30, 2010. The increase of $11.4 million in current year cash provided by operations was primarily attributable to an increase of approximately $7.0 million in net income and an increase of approximately $4.0 million in depreciation, amortization and other non-cash charges, compared to the prior year.
For the six months ended June 30, 2011, cash of $23.8 million was used for working capital compared to cash used for working capital of $24.2 million in the prior year. In the six months ended June 30, 2011, higher sales resulted in increased accounts receivable and the use of $4.3 million of cash compared with a use of $3.3 million in the prior year. In addition, increasing sales volume and higher raw material costs resulted in higher inventories which used approximately $9.2 million of cash for the six months ended June 30, 2011 compared to cash provided by inventories of $1.2 million for the same period in 2010. Accounts payable and accrued expenses used cash of $11.2 million in the six months ended June 30, 2011, compared with a use of $22.9 million in the prior year.
Capital expenditures were approximately $5.8 million for the six months ended June 30, 2011 and for the full year are expected to be at the high end of a $20 to $25 million forecasted range. In May 2011, the Company announced a share repurchase plan that allows the Company to repurchase up to 5 million shares of its common stock. In the quarter ended June 30, 2011, the Company used cash of $3.7 million to repurchase 371,779 shares pursuant to this plan. In addition, the Company used cash to pay dividends of $4.7 million in the six months ended June 30, 2011.
Total debt at June 30, 2011 was approximately $90.7 million compared with $83.8 million at December 31, 2010. The Company’s Credit Agreement provides available borrowing up to $180 million and, as of June 30, 2011, there was $54.5 million outstanding and approximately $125.5 million available under this agreement. As of June 30, 2011 the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended June 30, 2011 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	6.99
Leverage Ratio	3.25 to 1 (maximum)	1.28
The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at June 30, 2011, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.5 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in US dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB ASC 815 Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of June 30, 2011, the Company had no foreign currency arrangements or contracts in place.
The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. The cost of operations can be affected as the market and price for these commodities changes. The Company currently has no derivative contracts to hedge this risk; however, the Company also has no significant purchase obligations to purchase fixed quantities of such commodities in future periods. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

MYERS INDUSTRIES, INC.
Date: August 3, 2011	By:	/s/ Donald A. Merril
Donald A. Merril
Senior Vice President, Chief Financial Officer and Corporate Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 10-K filed with the Commission on March 12, 2010.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*
10(f)	Amendment No. 1 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on August 3, 2010.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*
10(i)	First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009*
10(j)	Second Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of March 8, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2010.*
10(k)	Severance Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2011. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 7, 2011.*
10(l)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(m)	Third Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*
10(n)	Employment Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 22, 2009.*
10(o)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 22, 2009.*
10(p)	Amendment to Myers Industries, Inc. Executive Supplemental Retirement Plan (David B. Knowles) effective June 19, 2009. Reference is made to Exhibit 10.3 to Form 8-K filed with the Commission on June 22, 2009.*
10(q)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*
10(r)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*
10(s)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*
10(t)	Third Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, National Association, as Agent, dated as of November 19, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on November 23, 2010.
10(u)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Donald A. Merril, Senior Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr, President and Chief Executive Officer, and Donald A. Merril, Senior Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 3, 2011, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income (Loss) for the fiscal periods ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the fiscal period ended June 30, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.

**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.