Form 10-Q
period 2011-09-30
MYERS INDUSTRIES INC
filed 2011-10-28
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2011
Common Stock, without par value	33,370,325 shares

Part I — Financial Information
Item 1. Financial Statements
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Position
(Dollars in thousands)

Assets	September 30, 2011	December 31, 2010
	(Unaudited)

Current Assets
Cash	$2,851	$4,705
Accounts receivable-less allowances of $4,126 and $2,950, respectively	101,299	98,799

Inventories
Finished and in-process products	75,099	67,580
Raw materials and supplies	28,596	28,824

	103,695	96,404

Prepaid expenses	5,752	8,158
Deferred income taxes	4,843	5,781

Total Current Assets	218,440	213,847

Other Assets
Goodwill	44,523	40,892
Patents and other intangible assets	17,725	18,667
Other	7,737	7,174

	69,985	66,733
Property, Plant and Equipment, at Cost
Land	4,124	4,369
Buildings and leasehold improvements	55,659	59,690
Machinery and equipment	386,724	383,664

	446,507	447,723
Less allowances for depreciation and amortization	(309,010)	(295,908)

Property, plant and equipment, net	137,497	151,815

	$425,922	$432,395

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Position
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	September 30, 2011	December 31, 2010
	(Unaudited)
Current Liabilities
Accounts payable	$60,947	$64,143
Accrued expenses
Employee compensation	20,380	18,294
Income taxes	3,462	5,891
Taxes, other than income taxes	2,683	1,970
Accrued interest	844	195
Other	17,088	15,533
Current portion of long-term debt	305	305

Total Current Liabilities	105,709	106,331

Long-term debt, less current portion	79,925	83,530
Other liabilities	13,107	5,936
Deferred income taxes	24,168	24,793

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 33,572,151 and 35,315,732; net of treasury shares of 4,340,506 and 2,592,175, respectively)	20,405	21,486
Additional paid-in capital	266,010	281,376
Accumulated other comprehensive income	6,621	10,164
Retained deficit	(90,023)	(101,221)

	203,013	211,805

	$425,922	$432,395

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands, except share data)

	For The Three Months Ended		For The Nine Months Ended
	September	September	September	September
	30, 2011	30, 2010	30, 2011	30, 2010

Net sales	$190,045	$187,045	$560,291	$549,374
Cost of sales	142,543	145,568	416,732	429,033

Gross profit	47,502	41,477	143,559	120,341

Selling, general and administrative expenses	40,243	35,183	115,258	103,575

Operating income	7,259	6,294	28,301	16,766

Interest expense, net	1,264	1,722	3,655	5,373

Income before income taxes	5,995	4,572	24,646	11,393

Income tax (benefit) expense	(1,219)	1,353	6,055	3,743

Net income	$7,214	$3,219	$18,591	$7,650

Income per common share:
Basic and diluted	$0.21	$0.09	$0.53	$0.22

Dividends declared per share	$0.070	$0.065	$0.210	$0.195

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands)

	September 30, 2011	September 30, 2010
Cash Flows From Operating Activities
Net income	$18,591	$7,650
Items not affecting use of cash:
Depreciation	24,102	22,482
Impairment charges and asset write-offs	814	-0-
Amortization of intangible assets	2,210	2,217
Non-cash stock compensation	2,151	1,796
Provision for loss on accounts receivable	1,179	557
Deferred taxes	635	(930)
Other long-term liabilities	3,015	51
Gain on sale of property, plant and equipment	(591)	(733)
Other	50	-0-
Cash flow provided by (used for) working capital:
Accounts receivable	(5,024)	(18,374)
Inventories	(8,759)	5,014
Prepaid expenses	2,294	1,442
Accounts payable and accrued expenses	(422)	(6,634)

Net cash provided by operating activities	40,245	14,538

Cash Flows From Investing Activities
Additions to property, plant and equipment	(13,337)	(14,508)
Acquisition of business, net of cash acquired	(1,100)	(411)
Proceeds from sale of property, plant and equipment	1,082	5,213
Other	(92)	209

Net cash used for investing activities	(13,447)	(9,497)

Cash Flows From Financing Activities
Net (repayment) borrowing on credit facility	(3,212)	2,700
Cash dividends paid	(7,163)	(6,915)
Proceeds from issuance of common stock	173	103
Repurchase of common stock	(18,821)	-0-

Net cash used for financing activities	(29,023)	(4,112)

Foreign Exchange Rate Effect on Cash	371	163

Net (decrease) increase in cash	(1,854)	1,092
Cash at January 1	4,705	4,728

Cash at September 30	$2,851	$5,820

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2011
(Dollars in thousands, except per share data)

			Accumulative
		Additional	Other	Retained
	Common	Paid-In	Comprehensive	Income
	Stock	Capital	Income	(Deficit)

Balance at January 1, 2011	$21,486	$281,376	$10,164	$(101,221)

Net income	-0-	-0-	-0-	18,591

Foreign currency translation adjustment	-0-	-0-	(3,543)	-0-

Purchases for treasury	(1,095)	(17,726)	-0-	-0-

Common stock issued	14	209	-0-	-0-

Stock based compensation	-0-	2,151	-0-	-0-

Dividends declared — $.21 per share	-0-	-0-	-0-	(7,393)

Balance at September 30, 2011	$20,405	$266,010	$6,621	$(90,023)

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2011.
Reclassification
Certain prior year amounts in the accompanying condensed consolidated financial statements have been restated in conformity with generally accepted accounting principles to conform to the current year’s presentation.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. The new accounting standard will require companies to present the components of net income and other comprehensive income either as one continuous statement or two separate but consecutive statements. The update eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The Company plans to adopt this guidance beginning in the first quarter of 2012. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements, as this guidance modifies presentation of other comprehensive income already disclosed in the financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350). The update gives companies the option to perform a qualitative assessment that may enable them to forgo the annual two-step test for impairment. ASU No. 2011-08 allows a qualitative assessment to first be performed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a company concludes that this is the case, it must perform the two-step test. Otherwise a company does not have to perform the two-step test. The ASU also includes a revised list of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company conducts its annual impairment assessment as of October 1, which will include adoption of this guidance.
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
The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $35 million fixed rate senior notes was estimated at $38.7 million at September 30, 2011 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.
Inventories
Approximately one quarter of the Company’s inventories use the last in first out (LIFO) method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of an interim period.
Acquisitions
On July 20, 2011, the Company acquired tooling assets and intellectual property from Material Improvements L.P. for a new reusable plastic container used in producing, shipping and processing bulk natural cheese. The total purchase price was $5.7 million, comprised of a $1.1 million cash payment and $4.6 million contingent consideration. The preliminary allocation of purchase price included $0.3 million of property, plant and equipment, amortizable intangible assets, which included $1.2 million in technology and $0.2 million for trade name, and $3.9 million in goodwill. These assets and assumed liabilities were recorded at estimated fair value as of the date of the acquisition using primarily level 3 inputs. The operating results of the business acquired are included in our Material Handling Segment; however, no sales have been recorded during the third quarter related to the acquisition. The Company is awaiting final valuation studies to complete the purchase price allocation.
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
Goodwill
The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes for the nine months ended September 30, 2011:

			Foreign
(In thousands)	Balance at		Currency		Balance at
Segment	January 1, 2011	Acquisitions	Translation	Impairment	September 30, 2011
Distribution	$214	$-0-	$-0-	$-0-	$214
Engineered Products	707	-0-	-0-	-0-	707
Material Handling	30,383	3,896	-0-	-0-	34,279
Lawn and Garden	9,588	-0-	(265)	-0-	9,323

Total	$40,892	$3,896	$(265)	$-0-	$44,523

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
Net Income Per Common Share
Net income per common share, as shown on the Condensed Consolidated Statements of Income, is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding
Basic	34,354,210	35,310,744	34,938,806	35,301,608
Dilutive effect of stock options and restricted stock	106,742	71,667	89,607	59,131

Weighted average common shares outstanding diluted	34,460,952	35,382,411	35,028,413	35,360,739

Options to purchase 692,810 and 1,159,679 shares of common stock that were outstanding for the three months and nine months ended September 30, 2011, respectively, were not included in the computation of diluted earnings per share for these respective periods as the exercise price of these options was greater than the average market price of common shares, and their effect would be anti-dilutive. Options to purchase 1,570,196 that were outstanding at September 30, 2010 were not included in the computation of diluted earnings per share amounts in 2010 as the exercise price of these options was greater than the average market price of common shares, and their effect would be anti-dilutive.
Supplemental Disclosure of Cash Flow Information
The Company’s cash payments for interest and income taxes for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Interest paid	$441	$116	$2,498	$3,505
Income taxes paid	$1,576	$89	$7,855	$7,726

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
Comprehensive Income
A summary of comprehensive income for the three and nine month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net income	$7,214	$3,219	$18,591	$7,650
Other comprehensive income:
Foreign currency translation adjustment	(6,177)	2,510	(3,543)	1,489

Comprehensive income	$1,037	$5,729	$15,048	$9,139

Accumulated Other Comprehensive Income
As of September 30, 2011 and December 31, 2010, the balance in the Company’s accumulated other comprehensive income is comprised of the following:

	September 30,	December 31,
(In thousands)	2011	2010
Foreign currency translation adjustments	$8,691	$12,234
Pension adjustments	(2,070)	(2,070)

Total	$6,621	$10,164

Restructuring
During the nine months ended September 30, 2011, the Company recorded net expenses of $0.1 million in selling, general and administrative (“SG&A”) and $1.2 million in cost of goods sold (“COS”) for costs associated with restructuring plans including impairment of property, plant and equipment, lease obligations, severance, consulting and other related charges. Restructuring expenses recorded during the nine months ended September 30, 2010 were $1.1 million in SG&A and $1.0 million in COS. Impairment charges for property, plant and equipment were based on appraisals or estimated market values of similar assets which are considered level 2 inputs. Estimated lease obligations associated with closed facilities were based on level 2 inputs.
In the three and nine months ended September 30, 2011, the Company recorded expenses of $0.1 million and $1.3 million, respectively, related to restructuring activities. Restructuring costs in the three months ended September 30, 2011 included charges of $0.5 million in the Distribution Segment related to severance and non-cancelable lease costs offset by a gain of $0.5 million on the sale of distribution facility. In addition, $0.1 million of restructuring charges were recorded in the Engineered Products Segment. In the nine months ended September 30, 2011, net restructuring costs of $0.7 million in the Distribution Segment related to charges of $1.2 million offset by a gain of $0.5 million from a sale of a facility and a $0.3 million write-down for an idle Lawn and Garden manufacturing facility in the first quarter. In addition, restructuring charges of $0.3 million in the Engineered Products Segment for the nine month period ended September 30, 2011 related to non-cancelable lease costs.
In the three and nine months ended September 30, 2010, the Company recorded expenses of approximately $0.4 million and $2.1 million, respectively, for restructuring costs that were primarily related to rigging and transportation costs in connection with the movement of certain machinery and equipment between facilities. In addition, during the first quarter of 2010 the Company sold its closed Material Handling plant in Shelbyville, Kentucky for $5.1 million and recorded a gain on the sale of $0.7 million.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
The accrued liability balance for severance and other exit costs associated with restructuring is included in Other Accrued expenses in the Condensed Consolidated Statements of Financial Position. Activity related to the Company’s restructuring reserves as of September 30, 2011 is as follows:

(Dollars in thousands)
Balance at January 1, 2011	$763
Provision (reversal)(a)	(285)
Less: Payments	(237)

Balance at September 30, 2011	$241

(a)	Related to reserves for actions no longer needed for their originally intended purposes.
As a result of restructuring activity and plant closures, approximately $5.7 million of property, plant, and equipment has been classified as held for sale at September 30, 2011 and is included in Other Assets in the Condensed Consolidated Statements of Financial Position. At December 31, 2010 approximately $5.0 million was classified as held for sale.
Stock Compensation
The Company’s 2008 Incentive Stock Plan (the “2008 Plan”) authorizes the Compensation Committee of the Board of Directors to issue up to 3,000,000 shares of various types of stock based awards including stock options, restricted stock and stock appreciation rights to key employees and directors. In general, options granted and outstanding vest over a three to five year period and expire ten years from the date of grant.
Stock compensation expense was $0.5 million for the three months ended September 30, 2011 and $0.7 million for the three months ended September 30, 2010. Stock compensation expense was $2.2 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively. Stock compensation is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income. Total unrecognized compensation costs related to non-vested share based compensation arrangements at September 30, 2011 was approximately $3.2 million which is expected to be recognized over the next three years.
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

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
The following table summarizes the stock option activity for the nine months ended September 30, 2011:

		Average	Weighted
		Exercise	Average
	Shares	Price	Life
Outstanding at January 1, 2011	1,845,210	$11.65
Options Granted	365,025	10.10
Options Exercised	(8,868)	9.52
Cancelled or Forfeited	(150,644)	12.59

Outstanding at September 30, 2011	2,050,723	$11.32	6.97 years

Exercisable at September 30, 2011	1,329,708	$11.82
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of all stock options exercised during the nine months ended September 30, 2011 and 2010 was approximately $16 and $13, respectively.
In addition, at September 30, 2011 and December 31, 2010, the Company had outstanding 288,500 and 177,250 shares of restricted stock, respectively, with vesting periods through March 2014. The restricted stock awards are rights to receive shares of common stock subject to forfeiture and other restrictions, which generally vest over a three to four year period.
Income Taxes
For the quarter ended September 30, 2011, the Company had a tax benefit of $1.2 million. The Company recognized net favorable income tax adjustments of approximately $3.8 million that were largely the result of reversing previously reserved tax benefits related to the loss on the sale of one of our subsidiaries in 2007 and other tax adjustments, including provision to return adjustments resulting from changes in estimates. The tax benefit generated by the sale and the related accrued interest was reversed in the third quarter based on the expiration of the statute of limitations for assessment of the taxes.
The effective tax rate for the quarter ended September 30, 2010 was 29.6% and primarily reflects the benefit of approximately $0.3 million from the recognition of tax benefits previously reserved.
As of September 30, 2011, the total amount of unrecognized tax benefits was approximately $1.0 million of which $0.6 million would reduce the Company’s effective tax rate. The amount of accrued interest related to uncertain tax positions at September 30, 2011 was approximately $0.1 million. The Company recognizes accrued amounts of interest and penalties related to uncertain tax positions as part of its income tax expense.
The following table summarized current year activity related to the Company’s unrecognized tax benefits:

Balance at January 1, 2011	$5,767
Increase related to prior year tax positions	288
Expiration of statute of limitations for assessment of taxes	(4,963)

Balance at September 30, 2011	$1,092

As of September 30, 2011, the Company and its significant subsidiaries are subject to examination for the years after 2004 in Brazil, after 2005 in Canada, and after 2007 in the United States. The Company and its subsidiaries are subject to examination in certain states within the United States starting after 2006 and in the remaining states after 2007.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
Retirement Plans
The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s frozen defined benefit pension plan provides benefits primarily based upon a fixed amount for each year of service as defined. The net periodic pension cost for the three and nine months ended September 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$18	$9	$54	$27
Interest cost	76	80	228	240
Expected return on assets	(77)	(74)	(231)	(222)
Amortization of actuarial net loss	16	15	48	45

Net periodic pension cost	$33	$30	$99	$90

Company contributions			$268	$-0-

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
Environmental
New Idria Mercury Mine
In September 2011, a preliminary notification was issued from the U.S. Environmental Protection Agency (EPA) adding the New Idria Mercury Mine site located near Hollister, California to the Superfund National Priorities List (NPL) because of alleged contaminants discharged to California waterways. The effective date of the NPL is October 17, 2011. The New Idria Quicksilver Mining Company, founded in 1936, owned and operated the New Idria Mine through 1972. In 1981, New Idria was merged into Buckhorn Inc., which was subsequently acquired by Myers Industries in 1987. The EPA contends that past mining operations have resulted in mercury contamination and acid mine drainage in the San Carlos Creek, Silver Creek and a portion of Panoche Creek and that other downstream locations may also be impacted.
The Company is subject to environmental laws and regulations which may require that the Company investigate and remediate the effects of the release or disposal of materials at sites with past and present operations. Since Buckhorn Inc. may be a potentially responsible party (PRP) of the New Idria Mercury Mine, the Company recognized an expense of $1.9 million during the three months ended September 30, 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation, if any, and the screening of alternatives. As investigation and remediation proceed, it is possible that adjustments to the liability will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)
California Regional Water Quality Control Board
In October 2008, the Company and its subsidiary, Buckhorn Inc., along with a number of other parties were identified in a planning document adopted by the California Regional Water Quality Control Board, San Francisco Bay Region (RWQCB). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (Watershed) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to an entity that performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB with respect to Watershed clean-up efforts that may result from the adoption of this planning document. The extent of the mining wastes that may be the subject of future cleanup has yet to be determined, and the actions of the RWQCB have not yet advanced to the stage where a reasonable estimate of remediation cost, if any, is available. Although assertion of a claim by the RWQCB is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.
Other
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
When management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable of occurrence than another. As additional information becomes available, any potential liability related to these matters will be assessed and the estimates will be revised, if necessary.
Based on current available information, management believes that the ultimate outcome of these matters will not have a material adverse effect on our financial position or overall trends in its results of operations. However, these matters are subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or in future periods.
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

Part I — Financial Information
Myers Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Sales	2011	2010	2011	2010
Lawn and Garden	$45,552	$49,569	$151,998	$164,315
Material Handling	72,070	69,381	204,808	192,321
Distribution	48,785	45,979	136,511	128,666
Engineered Products	29,360	28,031	85,182	82,187
Intra-segment elimination	(5,722)	(5,915)	(18,208)	(18,115)

Net Sales	$190,045	$187,045	$560,291	$549,374

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Before Income Taxes	2011	2010	2011	2010
Lawn and Garden	$(1,413)	$(2,542)	$846	$(3,264)
Material Handling	8,870	7,080	27,526	15,942
Distribution	4,564	4,480	11,651	11,009
Engineered Products	3,001	2,334	8,381	7,971
Corporate	(7,763)	(5,058)	(20,103)	(14,892)
Interest expense-net	(1,264)	(1,722)	(3,655)	(5,373)

Income before income taxes	$5,995	$4,572	$24,646	$11,393

Part I — Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Comparison of the Third Quarter of 2011 to the Third Quarter of 2010
Net Sales:

	Quarter Ended
(dollars in millions)	September 30,
Segment	2011	2010	Change	% Change
Lawn and Garden	$45.6	$49.6	$(4.0)	(8%)
Material Handling	$72.1	$69.4	$2.7	4%
Distribution	$48.8	$46.0	$2.8	6%
Engineered Products	$29.4	$28.0	$1.4	5%
Intra-segment elimination	$(5.9)	$(6.0)	$0.1	1%

TOTAL	$190.0	$187.0	$3.0	2%

Net sales in the quarter ended September 30, 2011 were $190.0 million, an increase of $3.0 million or 2% compared to the prior year. Increased selling prices of $18.9 million and the effect of favorable foreign currency translation of $1.5 million were offset by $17.4 million in lower net sales volume.
Net sales in the Lawn and Garden Segment in the third quarter of 2011 were down $4.0 million or 8% compared to the third quarter of 2010. The decreased sales primarily reflect lower volume of $9.1 million compared to the third quarter of 2010. The carryover effect of a weak spring growing season and cautious buying patterns for the 2012 season negatively impacted sales volumes during the third quarter of 2011. The lower sales volume was partially offset by an increase of $4.1 million from improved pricing in response to higher raw material costs and $1.0 million of favorable foreign currency translation reflecting the impact of exchange rates for the Canadian dollar.
Net sales in the Material Handling Segment increased $2.7 million or 4% in the third quarter of 2011 compared to the same quarter in 2010. The current quarter sales improvement includes $12.5 million from improved selling prices in response to higher raw material costs and slightly higher sales volumes as strong growth in agricultural, automotive and manufacturing markets more than offset a loss of approximately $9.7 million in custom pallet sales.
Net sales in the Distribution Segment increased $2.8 million or 6% in the third quarter of 2011 compared to the third quarter of 2010. Sales increased $1.9 million from higher selling prices and volume of $0.8 million, primarily from new product sales initiatives and a broader customer base.
In the Engineered Products Segment, net sales in the third quarter of 2011 increased $1.4 million or 5% compared to the prior year. The sales increase was primarily due to increased volumes of $0.9 million driven by product demand in the custom and marine markets and price realization of $0.4 million.
Cost of Sales & Gross Profit:

	Quarter Ended
(dollars in millions)	September 30,
Cost of Sales and Gross Profit	2011	2010
Cost of sales	$142.5	$145.6
Gross profit	$47.5	$41.5
Gross profit as a percentage of sales	25.0%	22.2%
Gross profit margin increased to 25.0% for the quarter ended September 30, 2011 compared with 22.2% in the prior year. Prices for plastic resins were, on average, approximately 26% higher for polypropylene and 19% higher for high density polyethylene in the third quarter of 2011 compared to the third quarter of 2010. Product pricing strategies, primarily in the Material Handling and Lawn and Garden Segments, mitigated the impact of higher raw material costs. Gross profit margins were higher due to a favorable sales mix in the Material Handling Segment, combined with productivity improvements in all segments.

Selling, General and Administrative Expenses from Continuing Operations:

	Quarter Ended
(dollars in millions)	September 30,
SG&A Expenses	2011	2010	Change
SG&A expenses	$40.2	$35.2	$5.0
SG&A expenses as a percentage of sales	21.2%	18.8%
Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2011 were $40.2 million, an increase of $5.0 million or 14% compared to the same period in the prior year. The increase in SG&A expenses was due primarily to higher employee related costs and professional fees. Included in SG&A expenses in third quarter 2011 were restructuring and other unusual charges of $2.0 million, primarily related to the New Idria Mercury Mine (“New Idria”) investigation and feasibility study. Restructuring charges of $0.1 million were recorded in the third quarter of 2010.
Interest Expense:

	Quarter Ended
(dollars in millions)	September 30,
Net Interest Expense	2011	2010	Change	% Change
Net interest expense	$1.3	$1.7	$(0.4)	(24%)
Outstanding borrowings	$80.2	$107.1	$(26.9)	(25%)
Average borrowing rate	5.64%	6.01%
Net interest expense was $1.3 million for the quarter ended September 30, 2011, a decrease of 24% compared to $1.7 million in the prior year resulting from lower borrowing levels and a reduction in average interest rates.
Income Before Taxes:

	Quarter Ended
(dollars in millions)	September 30,
Segment	2011	2010	Change	% Change
Lawn and Garden	$(1.4)	$(2.5)	$1.1	44%
Material Handling	$8.9	$7.0	$1.9	27%
Distribution	$4.6	$4.5	$0.1	2%
Engineered Products	$3.0	$2.4	$0.6	25%
Corporate and interest	$(9.1)	$(6.8)	$(2.3)	(34%)

TOTAL	$6.0	$4.6	$1.4	30%

Income before taxes for the quarter ended September 30, 2011, was $6.0 million compared to $4.6 million in the prior year. The increase was primarily due to disciplined pricing to mitigate higher raw material costs and a more favorable product sales mix which increased gross profit margins. Income before taxes was negatively impacted in the quarter due to the charge of $1.9 million in Corporate related to New Idria.
Income Taxes:

	Quarter Ended
(dollars in millions)	September 30,
Consolidated Income Taxes	2011	2010
Income before taxes	$6.0	$4.6
Income taxes (benefit)	$(1.2)	$1.4
Effective tax rate	20.3%	29.6%
For the quarter ended September 30, 2011, the Company had a tax benefit of $1.2 million, primarily as a result of reversing previously accrued tax benefits and other discreet third quarter 2011 adjustments. The Company recognized net favorable income tax adjustments of approximately $3.8 million that were largely the result of reversing previously reserved tax benefits related to the loss on the sale of one of our subsidiaries in 2007 and other tax adjustments, including provision to return adjustments resulting from changes in estimates. The tax benefit and related accrued interest was reversed in the third quarter based on the expiration of the statute of limitations for assessment of the taxes. The effective tax rate for the quarter ended September 30, 2010 was 29.6% and reflects the benefit of approximately $0.3 million from the reversal of tax benefits previously reserved.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010
Net Sales:

	Nine Months Ended
(dollars in millions)	September 30,
Segment	2011	2010	Change	% Change
Lawn and Garden	$152.0	$164.3	$(12.3)	(7%)
Material Handling	$204.8	$192.3	$12.5	7%
Distribution	$136.5	$128.7	$7.8	6%
Engineered Products	$85.2	$82.2	$3.0	4%
Intra-segment elimination	$(18.2)	$(18.1)	$(0.1)	(1%)

TOTAL	$560.3	$549.4	$10.9	2%

Net sales for the nine months ended September 30, 2011 were $560.3 million, an increase of $10.9 million or 2% compared to the prior year. Sales increased $33.9 million from higher selling prices and $4.8 million from the impact of foreign currency translation. These increases were partially offset by lower sales volumes of $27.8 million, particularly in the Lawn and Garden Segment.
Net sales in the Lawn and Garden Segment for the nine months ended September 30, 2011 were down $12.3 million or 7% compared to the nine months ended September 30, 2010. The decrease in net sales primarily reflected lower volume of $24.2 million resulting in a prolonged effect of the weak 2011 growing season due to poor weather conditions. The lower sales volumes were partially offset by $9.1 million from favorable pricing actions taken to offset higher raw material costs and $3.4 million from the effect of foreign currency translation.
Net sales in the Material Handling Segment increased $12.5 million or 7% in the nine months ended September 30, 2011 compared to the same period in 2010. The increase in current year net sales included $19.7 million from improved pricing in response to higher raw material costs and $1.1 million from the effect of foreign currency translation. Strong demand for reusable bulk containers in agricultural, industrial, manufacturing and automotive markets resulted in a net sales volume increase of $30.7 million, which partially offset a reduction of $37.9 million in custom pallet sales.
Net sales in the Distribution Segment increased $7.8 million or 6% for the nine months ended September 30, 2011 compared to the same period in 2010. The higher sales reflect $3.9 million from higher selling prices in response to higher raw material costs and increased volume of $3.5 million, primarily from new product sales initiatives and a broader customer base. In addition, current year sales increased a $0.4 million from the favorable effect of foreign currency translation.
In the Engineered Products Segment, net sales for the nine months ended September 30, 2011 increased $3.0 million, or 4% compared to the prior year. Net sales increased due to higher selling prices of $1.2 million and higher volume of $1.8 million (inclusive of $0.7 million of intercompany sales) driven by strong demand in the recreational vehicle and marine markets that more than offset lower volume in the transplant automotive market.
Cost of Sales & Gross Profit:

	Nine Months Ended
(dollars in millions)	September 30,
Cost of Sales and Gross Profit	2011	2010
Cost of sales	$416.7	$429.0
Gross profit	$143.6	$120.3
Gross profit as a percentage of sales	25.6%	21.9%
Gross profit margin increased to 25.6% for the nine months ended September 30, 2011 compared with 21.9% in the prior year. Prices for plastic resins were, on average, approximately 21% higher for polypropylene and 13% higher for high density polyethylene for the first nine months of 2011 compared to the same period in 2010. Product pricing strategies, primarily in the Material Handling and Lawn and Garden Segments, mitigated the impact of higher costs for raw material plastic resins. The impact of improved product pricing and productivity improvements resulted in a higher gross profit margin for the nine months ended September 30, 2011 compared to the same period in the prior year.

Selling, General and Administrative Expenses:

	Nine Months Ended
(dollars in millions)	September 30,
SG&A Expenses	2011	2010	Change
SG&A expenses	$115.3	$103.6	$11.7
SG&A expenses as a percentage of sales	20.6%	18.9%
SG&A expenses for the nine months ended September 30, 2011 were $115.3 million, an increase of $11.7 million or 11% compared to the same period in the prior year. The increase was primarily due to higher employee related costs of $1.8 million, higher freight charges of $1.5 million, increased provision for bad debts of $1.5 million and higher selling and corporate administrative costs of $2.3 million. In addition, SG&A expenses for the nine months ended September 30, 2011 included impairment charges of $0.4 million related to two closed manufacturing facilities and $0.4 million of an asset write-off. In the same period of 2010, a gain of $0.7 million was realized from the sale of a plant for a net increase of $1.5 million. SG&A expense for the nine months ended September 30, 2011 included restructuring and other unusual charges of $3.2 million, primarily related to the New Idria investigation and feasibility study, compared with similar charges of $1.1 million for the same period in 2010.
Interest Expense:

	Nine Months Ended
(dollars in millions)	September 30,
Net Interest Expense	2011	2010	Change	% Change
Net interest expense	$3.7	$5.4	$(1.7)	(32%)
Outstanding borrowings	$80.2	$107.1	$(26.9)	(25%)
Average borrowing rate	5.21%	6.06%
Net interest expense was $3.7 million for the nine months ended September 30, 2011, a decrease of 32% compared to $5.4 million in the prior year. The reduction in 2011 interest expense was the result of lower borrowing levels and a reduction in average interest rates.
Income Before Taxes:

	Nine Months Ended
(dollars in millions)	September 30,
Segment	2011	2010	Change	% Change
Lawn and Garden	$0.8	$(3.2)	$4.0	126%
Material Handling	$27.5	$15.9	$11.6	73%
Distribution	$11.7	$11.0	$0.7	6%
Engineered Products	$8.4	$8.0	$0.4	5%
Corporate and interest	$(23.8)	$(20.3)	$(3.5)	(17%)

TOTAL	$24.6	$11.4	$13.2	116%

Income before taxes for the nine months ended September 30, 2011, was $24.6 million, an increase of $13.2 million compared to $11.4 million in the prior year. The increase was primarily due to higher net sales and a more favorable sales mix resulting in increased gross profit margins in the nine months ended September 30, 2011 compared with the prior year.
Income Taxes:

	Nine Months Ended
(dollars in millions)	September 30,
Consolidated Income Taxes	2011	2010
Income before taxes	$24.6	$11.4
Income taxes	$6.1	$3.7
Effective tax rate	24.6%	32.9%
The effective tax rate for the nine months ended September 30, 2011 was 24.6% compared to 32.9% in the prior year. The lower effective rate in 2011 reflects the Company’s reversal of previously accrued tax benefits, primarily related to the incurred loss on the sale of its European Material Handling business in 2007 and other tax adjustments, including provision to return adjustments resulting from changes in estimates. Income tax expense for the nine months ended September 30, 2010 was reduced by approximately $0.5 million for reversal of previously accrued tax benefits and a foreign tax net operating loss.

Liquidity and Capital Resources
Cash provided by operating activities from continuing operations was $40.2 million for the nine months ended September 30, 2011 compared to $14.5 million for the nine months ended September 30, 2010. The increase of $25.7 million in current year cash provided by operations was primarily attributable to an increase of $10.9 million in net income, an increase of approximately $8.1 million in depreciation, amortization and other non-cash charges and improved changes in working capital compared to the prior year.
For the nine months ended September 30, 2011, cash of $11.9 million was used for working capital compared to $18.6 million in the prior year. In the nine months ended September 30, 2011, higher accounts receivable resulted in a use of $5.0 million of cash compared with a use of $18.4 million in the prior year. In addition, higher material costs resulted in higher inventory values, which used approximately $8.8 million of cash for the nine months ended September 30, 2011 compared to cash provided by a decrease in inventory of $5.0 million for the same period in 2010. Accounts payable and accrued expenses used cash of $0.4 million in the nine months ended September 30, 2011, compared with a use of $6.6 million in the prior year as a result of timing of payments at September 30, 2011.
Capital expenditures were approximately $13.3 million for the nine months ended September 30, 2011 and for the full year are expected to be between $20 to $25 million. In May 2011, the Company announced a share repurchase plan that allows the Company to repurchase up to 5 million shares of its common stock. In the quarter ended September 30, 2011, the Company used cash of $18.8 million to repurchase 1,795,120 shares pursuant to this plan. In addition, the Company used cash to pay dividends of $7.2 million and $6.9 million in the nine months ended September 30, 2011 and 2010, respectively.
Total debt at September 30, 2011 was approximately $80.2 million compared with $83.8 million at December 31, 2010. The Company’s Credit Agreement provides available borrowing up to $180 million and, as of September 30, 2011, there was $44.0 million outstanding under the revolver. As of September 30, 2011 the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended September 30, 2011 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	7.77
Leverage Ratio	3.25 to 1 (maximum)	1.12
The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including strategic initiatives, capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at September 30, 2011, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.4 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in US dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB ASC 815 Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of September 30, 2011, the Company had no foreign currency arrangements or contracts in place.
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
The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
New Idria Mercury Mine
In September 2011, a preliminary notification was issued from the U.S. Environmental Protection Agency (EPA) adding the New Idria Mercury Mine site located near Hollister, California to the Superfund National Priorities List (NPL) because of alleged contaminants discharged to California waterways. The effective date of the NPL is October 17, 2011. The New Idria Quicksilver Mining Company, founded in 1936, owned and operated the New Idria Mine through 1972. In 1981 New Idria was merged into Buckhorn Inc. and subsequently acquired by Myers Industries in 1987. The EPA contends that past mining operations have resulted in mercury contamination and acid mine drainage in the San Carlos Creek, Silver Creek and a portion of Panoche Creek and that other downstream locations may also be impacted.
Since Buckhorn Inc. may be a potentially responsible party (PRP) of the New Idria Mercury Mine, the Company recognized an expense of $1.9 million during the three months ended September 30, 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. As investigation and remediation proceed, it is likely that adjustments to the liability will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.
California Regional Water Quality Control Board
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding the Company’s stock purchase plan during the three months ended September 30, 2011.

			Total Number of	Maximum number of
			Shares Purchased as	Shares that may yet
	Total Number of	Average Price Paid	Part of the Publicly	be Purchased Under
	Shares Purchased	per Share	Announced Program	the Plan (1)
7/1/11 to 7/31/11	276,100	$11.03	647,879	1,352,121
8/1/11 to 8/31/11	579,400	$10.40	1,227,279	772,721
9/1/11 to 9/30/11	567,841	$10.62	1,795,120	204,880

(1)
On June 1, 2011, the Company announced that it adopted a Rule 10b5-1 plan (the “Plan”) for the purpose of repurchasing up to two million shares of its common stock in accordance with the guidelines specified in Rule 10b5-1 of the Securities Exchange Act of 1934. The Plan has been established in connection with the Board authorized five million share repurchase that was previously announced on May 2, 2011.

Item 6.	Exhibits
(a) Exhibits
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
Date: October 28, 2011	By:	/s/ Donald A. Merril
Donald A. Merril
Senior Vice President, Chief Financial Officer and Corporate Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 10-K filed with the Commission on March 12, 2010.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*
10(f)	Amendment No. 1 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on August 3, 2010.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Severance Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2011. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 7, 2011.*
10(i)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*
10(j)	Third Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*
10(k)	Employment Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 22, 2009.*
10(l)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 22, 2009.*
10(m)	Amendment to Myers Industries, Inc. Executive Supplemental Retirement Plan (David B. Knowles) effective June 19, 2009. Reference is made to Exhibit 10.3 to Form 8-K filed with the Commission on June 22, 2009.*
10(n)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*
10(o)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed with the Commission on March 16, 2006.*
10(p)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*
10(q)	Third Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, National Association, as Agent, dated as of November 19, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on November 23, 2010.
10(r)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Donald A. Merril, Senior Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of John C. Orr, President and Chief Executive Officer, and Donald A. Merril, Senior Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on August 3, 2011, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income For the fiscal periods ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the fiscal period ended September 30, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.

**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.