Form 10-K
period 2011-12-31
MYERS INDUSTRIES INC
filed 2012-03-02
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2011: $330,081,620

Indicate the number of shares outstanding of registrant’s common stock as of February 23, 2012: 33,449,669 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	Business

(a)	General Development of Business

Myers Industries, Inc. (the “Company”) was founded in Akron, Ohio, in 1933. The terms “Myers Industries,” “Company” “we,” “us,” or “our” wherever used herein refer to the Company, unless the context indicates to the contrary. Since then, the Company has grown from a small storefront distributing tire service supplies into an international manufacturing and distribution enterprise. In 1971, the Company went public, and the stock is traded on the New York Stock Exchange under the ticker symbol MYE.

Headquartered in Akron, Ohio, the Company manufactures a diverse range of polymer products for industrial, agricultural, automotive, commercial and consumer markets. Myers Industries is a leader in the manufacturing of plastic reusable material handling containers and pallets and North America’s leading producer of plastic horticultural pots, trays and flower planters. Other principal product lines include plastic storage and organization containers, plastic OEM parts, rubber tire repair products and custom plastic and rubber products.

The Company is also the largest wholesale distributor of tools, equipment and supplies for the tire, wheel and undervehicle service industry in the United States. The distribution products range from tire balancers and alignment systems to valve caps, tire repair tools and other consumable service supplies.

As of March 1, 2012, the Company operates 16 manufacturing facilities, 24 sales offices, four distribution centers and six distribution branches located throughout North, Central and South America; has approximately 12,000 manufactured products and over 10,000 distributed products; and 3,261 employees.

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

The Company’s business strategy is focused on sustainable, profitable growth guided by five key operating principles: 1) Customer Dedication, 2) Innovation, 3) Operations Excellence, 4) Organizational Development, and 5) Financial Strength. Applying these principles to our business, the Company emphasizes:

•	Industry-leading innovation of niche, high margin products;

•	Being the low-cost provider of certain commodity products where our brands excel;

•	Achieving leadership in key product areas through breadth of offering, consistent quality and superior customer service;

•	Operations excellence initiatives to reduce costs and improve productivity within the Company’s manufacturing and distribution footprint;

•

Leveraging brand equity and capabilities to grow business with existing customers and cultivate new ones, particularly in emerging growth markets where we can deliver the greatest value and achieve the best returns;

•	Investing in new technologies and processes to reinforce customer dedication and market strength across our key business segments;

•	Succession plans through our management teams at all levels in the Company, ensuring the right people are in the right positions to grow for organization development; and

•	Selective acquisitions as opportunities arise to enhance our leadership in key markets.

The Company continually reviews its segments and brands for strategic fit and growth potential. The review process is dedicated to furthering innovation and brand leadership in our markets, building strong customer relationships and positioning the Company for strong financial performance.

(b)	Financial Information About Segments

The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

(c)	Description of Business

The Company conducts its business activities in four distinct business segments, including three in manufacturing and one in distribution. The manufacturing segments consist of: Material Handling, Lawn and Garden, and Engineered Products. In 2009, the Company sold substantially all the assets of its Michigan Rubber Products, Inc. and Buckhorn Rubber Products Inc. businesses which were included in the Engineered Products Segment. As a result, these businesses were classified as discontinued operations in the third quarter of 2009.

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

The following table summarizes the key attributes of our business segments in continuing operations for the year ended December 31, 2011:

Continuing Operations	Material Handling Segment	Lawn and Garden Segment	Distribution Segment	Engineered Products Segment
Net Sales (in millions)	$262	$217	$184	$116
% of Total Net Sales	35%	29%	24%	13%
Key Product Areas	• Plastic Reusable Containers & Pallets • Plastic Storage & Organization Products • Plastic Carts • Metal Carts • Wooden Dollies • Custom Products	• Plastic Horticultural Pots, Trays, Flats & Hanging Baskets • Decorative Resin Planters • Custom Products

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
Product Brands	• Akro-Mils® • Buckhorn® • Myers do Brasil®	• Dillen® • ITML® • Listo™ • Pro Cal® • Planters’ Pride® • Akro-Mils Lawn & Garden®	• Myers Tire Supply® • Myers Tire Supply International®	• Ameri-Kart™ • Patch Rubber™ • WEK®
Key Capabilities & Services	• Product Design • Prototyping • Product Testing • Material Formulation • Injection Molding • Structural Foam Molding • Metal Forming • Wood Fabrication • Powder Coating • Material Regrind & Recycling	• Product Design • Prototyping • Testing • Material Formulation • Injection Molding • Thermoforming • Co-Extrusion Thermoforming • Custom Printing & Labeling • Material Regrind & Recycling

•      Broad Sales Coverage

•      Local Sales

•      Four strategically placed distribution centers

•      International Distribution

•      Personalized Service

•      National Accounts

•      Product Training

•      Repair/Service Training

•      New Products/Services “Speed to Market”

• Rubber Mixing • Rubber Compounding • Rubber Calendering • Rubber Extrusion • Plastic Blow Molding • Plastic Rotational Molding • Thermoforming
Representative Markets	• Agriculture • Automotive • Commercial • Food Processing • Food Distribution • Healthcare • Industrial • Manufacturing • Retail Distribution • Consumer	• Horticulture: - Growers - Nurseries - Greenhouses - Retail Garden Centers • Consumer - Retail Garden Centers - Retail Home Centers	• Retail Tire Dealers • Truck Tire Dealers • Auto Dealers • Commercial Auto & Truck Fleets • General Repair & Services Facilities • Tire Retreaders • Governmental Agencies	• Automotive OEM • Industrial • Mining • Recreational Marine • Recreational Vehicle • Road Construction • Sporting Goods • Tire Repair • Telecommunications

Manufacturing Segments Overview

Material Handling Segment

The Material Handling Segment is comprised of plastic reusable material handling containers, pallets and bins, as well as metal shelving, cabinet and racking systems. The two major brands in this segment, Buckhorn® and Akro-Mils®, have strong leadership positions across markets such as automotive, appliance, general industrial/manufacturing, retail distribution, agriculture, and food processing. This leadership position is built through constant innovation, diverse manufacturing processes, consistent quality and superior customer service resulting in significant productivity and cost-saving benefits for our customers.

Buckhorn’s reusable containers and pallets are used in closed-loop supply chains to help customers reduce material handling costs by replacing single-use cardboard boxes, easily damaged wooden pallets and high-cost steel containers. Cost-reduction benefits include: improving product protection, increasing handling efficiencies, reducing freight costs and eliminating solid waste and disposal costs. Small parts bins, storage systems and transport products from Akro-Mils provide similar benefits by creating storage and organization efficiency throughout our end users’ operations.

Buckhorn offers a product selection rich in both breadth and depth, as well as a direct sales force with the packaging and material handling expertise that makes Buckhorn a key solutions partner for our customers. Buckhorn’s product line spans injection-molded hand-held containers and totes; injection and structural foam-molded bulk transport containers in both collapsible and fixed-wall styles; and injection and structural foam pallets. Buckhorn also produces custom material handling packaging. Customers rely on Buckhorn’s single-source efficiency and the productivity and profitability benefits delivered through value-added innovation, broad product selection, quality and packaging conversion services.

Buckhorn hand-held containers include attached lid, detached lid, bi-color and specialty styles that stack and/or nest for efficient space usage, thus lowering freight and storage costs. In manufacturing plants across North America, our container and pallet systems are reused hundreds of times to ship products such as small fasteners or large components from suppliers directly to assembly areas—protecting parts throughout the supply chain and reducing scrap rates. Our attached lid containers and pallets are used in retail distribution centers to organize inventory, sort orders and then transport products directly to stores. In the food processing and distribution industry, our specialty containers provide superior protection to food products while in transit and are more sanitary than cardboard boxes.

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

Examples of bulk container applications include our Center Flow Container, which is used by leading seed distributors to efficiently transport and dispense up to 2,500 lbs. of their products. The unique Center Flow Container can be emptied in approximately 30 seconds, then broken down for return shipping and refilling, thus eliminating waste created by traditional seed bags. Manufacturers of tomato paste employ our Caliber® and Citadel® bulk containers to move processed tomato products across the country in railcars. The smooth-sided, impact-resistant containers replace wooden crates and steel containers that can cause product damage and contamination. Citadel® containers can carry up to 3,000 lbs. /300 gallons of liquefied product, safely stack when fully loaded and are designed for long-term indoor or outdoor storage of loads. This product line is applicable to other food processing and ingredient niches such as concentrates, oils, syrups and similar products.

Recently, Buckhorn introduced a new class of pallet-sized, collapsible containers featuring an integrated pallet and lid system. The Maximizer™ is a unique alternative for corrugated bulk container users. Unlike short-lived corrugated containers that are awkward to assemble and knock down Maximizer is easily constructed by one person and can be reused hundreds of times. The walls easily assemble and collapse, while the integrated locking system provides strength and stability in transport. It is made from durable, moisture-resistant plastic and can be stored indoors or outdoors. The container is an ideal solution for shipping and storing light-duty dry goods and maximizes productivity, cost savings, safety, space usage and sustainability.

Buckhorn’s innovation in bulk containers also focuses on specific niche markets where the Company’s expertise can bring significant value in a closed loop supply chain. For example, in 2011 Buckhorn acquired tooling assets and intellectual property for a new reusable plastic container used in producing, shipping, storing and processing bulk natural cheese. The new “640 Cheese Box” is a natural extension to Buckhorn’s bulk container product line, offering many benefits over the industry’s traditional wood boxes by providing end users with less waste and faster cycle times. It is compatible with cheese industry manufacturing processes including dolly and forklift transport, automation, vacuum chambers, inverters, packaging and weighing. The 640 Cheesebox has a 24” x 30” x 37” footprint and a 710-lb. fill capacity. It reduces waste and improves sanitation and quality by replacing wood boxes, which can splinter and contaminate cheese during the material handling process. USDA approved, the container allows for faster cool down to 40 degrees within seven days, thereby minimizing cold storage requirements and producing more consistent cheese from the core to the outside surface.

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

Akro-Mils™ provides customers with virtually “everything needed to store, organize and transport for greater productivity and profitability.” These material handling products serve industrial and commercial end-users through leading industrial supply catalogers and material handling distributors. Products range from AkroBins® — the industry’s leading small parts bins — to Super-Size AkroBins, metal panel and bin hanging systems, metal storage cabinet and bin systems, wire shelving systems, plastic and metal transport carts and a wide variety of custom storage and transport products. Capabilities used throughout the Akro-Mils product line include: injection molding, metal forming, powder-coat painting/metal finishing and wood fabrication.

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

With the resulting benefits of reducing packaging costs, improving safety and quality, simplifying workflows and eliminating waste, Akro-Mils products provide the perfect solution for workplace efficiency programs, such as 5S Lean. In support of such programs, Akro-Mils has introduced several new product lines in the last year, including the clear Insight™ Bin for the healthcare industry and the unique, bi-colored Indicator™ Bin, which provides a visual cue to refill bins for efficient assembly line, supply room or distribution center work. As a result of such new product development and listening to the “voice of the customer” to provide solutions, the Akro-Mils brand is recognized throughout the material handling industry for continuous innovation, high quality and reliable service.

All of our Material Handling Segment products are designed to reduce the waste produced by cardboard boxes and wooden pallets in supply chains. In our own manufacturing and product innovation, we continue to seek eco-friendly alternatives for our own plastic products. For example, our Akro-Mils EarthSaver® AkroBins and Shelf Bins are produced from 100 percent recycled plastics. Available in earth tone colors of terra cotta, hunter green and sandstone, the EarthSaver Series offers users an eco-friendly choice in plastic storage and organization products, while boosting productivity in the workplace and helping companies make a positive impact on the environment. In addition, our Buckhorn business utilized more than 23 million lbs. of recycled or reprocessed plastics in its manufacturing processess last year. This accounted for approximately 23 percent of Buckhorn’s total material usage, applied to products ranging from hand-held totes to bulk containers.

Sustainable, profitable growth in this segment is fueled by: a strong focus on innovation with value-added new products; concentrating sales efforts on niche markets and applications; increasing awareness of plastic reusable material handling products to drive conversions from cardboard and wood products; and managing the balance of product pricing and raw material costs. The potential for strategic, bolt-on acquisitions also provides opportunities to expand the scope of our brand leadership and the range of value-added products and services that we bring to customers.

Lawn and Garden Segment

The Company’s Lawn and Garden Segment includes the Dillen®, ITML®, Pro Cal®, Listo™, Planters’ Pride® and Akro-Mils Lawn & Garden® brands, which serve the horticultural container needs of the North American floriculture/horticulture market. Our product selection, manufacturing capabilities, quality and customer service rank at the top of our category in the market, which spans professional growers with 150-plus acre greenhouse facilities to regional nurseries to retail garden centers and retail home centers.

In 2009, the Company carried out a realignment of its Lawn and Garden Segment. This resulted in the decision to close three facilities and reallocate production to the segment’s other five remaining facilities. These initiatives have enabled the Company to consolidate manufacturing and capacity, optimize distribution and supply chain channels, and drive increased productivity and customer service excellence through improved forecasting, workflow, and inventory management programs.

For growers, our Dillen®, ITML®, and Pro Cal®products are available both direct and through a network of leading horticultural distributors. Our product range is one of the most extensive in North America. Products include injection-molded and thermoformed pots, hanging baskets, flats and carry trays, plug trays, nursery containers, propagation sheets, and specialty pots. Product innovation is centered on the changing needs of the professional grower, including increased automation in growing operations, improving efficiency and reducing costs, while focusing on environmental friendliness. For example, a recent focus has been in lightweight co-extruded (“CoEx”) thermoformed pots. CoEx pots have a thinner wall construction compared to injection pots and combine a color exterior with a dark interior layer made from recycled material. This interior layer helps to protect plant roots against potential sunlight damage in both grower and retail operations, and the recycled material helps protect the environment.

In addition to working with growers on product innovation, we support their increasing needs for branding and retail merchandising programs with services such as in-mold labeling, multi-color offset printing and adhesive labeling. Once filled with plant material by the grower and shipped to retail, these customized pots serve as packaging for plants and create vibrant point-of-sale materials.

For retailers, our Listo™ brand encompasses decorative resin planters that feature intricate molding details and unique finishes in ceramic, metallic, weathered stone and textured styles. The upscale look of these decorative planters captures the retailer’s attention and the consumer’s imagination. Products include a diverse offering of planters, window boxes, urns and hanging baskets for indoor and outdoor container gardening. Consistent new product development is key to success in the retail garden center and mass merchandiser channels. Proprietary molding and finishing processes, along with creative designs, deliver the unique look in the decorative resin planter category that sets our planters apart from the competition in leading retail stores across North America.

In addition to Listo, two other brands in the retail channel of the Lawn and Garden Segment include Planters’ Pride® and Akro-Mils Lawn & Garden® products. Planters’ Pride has a diverse product offering dedicated to the at-home gardener. Featured products include a wide range of Fiber Grow® seed starting kits with 100 percent peat-free renewable coir pellets and other garden accessories, backed by customizable retail displays. Akro-Mils Lawn & Garden provides a wide range of plastic patio pots, planters and hanging baskets as well as watering cans and other related items for the home gardener.

Myers Industries seeks to expand its market leadership in the Lawn and Garden Segment through unrivaled product innovation and selection, diverse manufacturing processes and superior customer satisfaction. One of these initiatives continues to be expanding the use of reprocessed and recycled materials in the manufacturing process, which helps to reduce the Company’s exposure to higher costs for virgin raw material and furthers our commitment to environmentally responsible manufacturing. In addition to sourcing sustainable eco-friendly materials, such as Coconut Coir (coconut husk) for Fiber Grow® products, the Lawn & Garden Group reprocesses plastic scrap into new containers. Our operations recycle and reprocess more than 100 million pounds of plastic annually, a capability unlike any other manufacturer in the business, to close the loop on waste.

Weather conditions, grower consolidation and grower supply chain adjustments to meet retail merchandising programs are some of the key external factors that influence this industry. As one of the industry leaders, however, the Company is well positioned to further align our capabilities to effectively meet the external challenges and changing needs of customers and the markets.

Engineered Products Segment

Myers Industries serves diverse niche markets and customers with rubber and plastic products from the Engineered Products Segment. Through our Ameri-Kart™, Patch Rubber™ and WEK® brands, we provide an array of engineered plastic original equipment and replacement parts, tire repair materials and custom rubber and plastic components and materials. We offer a unique combination of product design, molding and finishing expertise to support our customers’ needs for efficient, single sourcing of parts and turnkey custom product development. In addition to our plastics molding capabilities, we utilize a full range of rubber molding processes that include: injection molding; compounding, calendering and extrusion; and 3-D co-extrusion blow molding. Additional capabilities include custom rubber formulation, mixing and testing.

WEK® supports passenger car and truck manufacturers to create plastic components and assemblies for a wide variety of vehicle platforms. Our proven track record and expertise affords us “guest engineering” status with one of the world’s leading automakers and suppliers. Our molding and assembly capabilities produce a diversified product mix, which includes: HVAC components, tubing assemblies and other custom items. The Company’s focus in the automotive arena is on highly engineered, niche products for select automotive platforms and strategic, long-term customers — both transplants and domestics — who reward their value-added manufacturing partners. In addition, WEK provides plastic blow molded components for industries outside of automotive. In the marine industry, WEK produces a full range of Dock Floats for creating boat docks in marinas, private clubs, boatyards and elsewhere. The floats feature one piece, no seam construction, with resistance to oil, diesel fuel and saltwater. For the waste management industry, WEK produces several varieties of Waste Carts, Recycle Bins and Waste Can Liners in styles and sizes to meet the industry’s diverse product needs. In the custom molding arena, WEK produces a wide variety of products, such as Double Wall Storage Cases, used as packaging and for storing and protecting tools, electronics, medical equipment, firearms and other valuables. Other custom items include Coolers, Residential and Commercial Downspout Systems, Trade Show

Display Cases and more. WEK’s blow molding press sizes range from large and small to fit a customer’s precise product needs.

Manufacturers of recreational vehicles (“RV”) and watercraft rely on our design expertise and production capabilities to provide them an assortment of products. Through our Ameri-Kart™ brand, we create rotationally-molded plastic tanks for water, fuel and waste handling that are assembled to fit the precise space constraints within RV and marine craft designs. We also utilize thermoforming and rotational molding to manufacture plastic trim and interior parts for RVs. In addition to molding fuel tanks, seat components, consoles and storage tanks for watercraft, Ameri-Kart recently introduced its patented Enviro-Fill® overfill prevention system (“OPS”) technology for its marine fuel tanks. Ameri-Kart is the industry’s only turnkey provider with an integrated, Environmental Protection Agency (“EPA”)-compliant marine fuel tank and patented Enviro-Fill® diurnal system. This OPS/tank vent and sensor system provides venting and monitoring of the fuel level in the tank during filling and transfers a pressure signal to the deck fitting when fuel reaches a predetermined level. Integrated with its new low permeation fuel tanks, recently certified by the EPA to meet the standards of evaporative emissions, this makes Ameri-Kart unique in offering customers a “total system” for marine fuel tank solutions. This in turn affords boat manufacturers a single source to comply with new EPA and American Boat and Yacht Council (“ABYC”) refueling and emission regulations, effective for the 2012 model year.

Our manufacturing of rubber products began more than 60 years ago with our Patch Rubber™ brand, initially making tire patches. Today, we manufacture one of the most comprehensive lines of tire repair and retreading products in the United States. Service professionals rely on our extensive product selection and quality for safe, cost-effective repairs to passenger, truck and off-road tires. Products range from the plug that fills a puncture, the cement that seats the plug, the tire innerliner patch and the final sealing compound. Patch brand repair products maintain a strong position in the tire service markets including sales through our Distribution Segment’s sales network.

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

Distribution Segment Overview

Our Distribution Segment includes the Myers Tire Supply® and Myers Tire Supply International® brands. Myers Tire Supply is the largest U.S. distributor and single source for tire, wheel and undervehicle service tools, equipment and supplies. We buy and sell nearly 10,000 different items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, tire retreaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their business.

In 2011, we enhanced our business model to optimize our domestic distribution network. We now serve the domestic market through sales districts, sales offices, and four regional distribution centers compared to 33 branches that acted as individual profit centers historically. Our new network has improved overall customer service levels, reduced operating costs, and simplified the supply chain. Internationally, we have three branches in Canada and three in Central America. Sales personnel from our Akron, Ohio headquarters cover niche markets in the Far East, Middle East, South Pacific and South America.

We purchase products from trusted, industry-leading manufacturers to ensure quality is delivered to our customers. Each of the brand-name products we sell is associated with superior performance in its respective area. Some of these well-known brands include: Chicago Pneumatic air tools; Hennessy tire changing, balancing and alignment equipment; Corghi tire changers and balancers; Ingersoll-Rand air service equipment; HofmannUSA tire balancing and changing equipment; Rotary lifts and related equipment; Alligator VentilFabrik GMBH tire pressure monitoring systems and tire valve hardware; Perfect Equipment wheel weights; and our own Patch Rubber brand tire patches, cements and repair supplies.

An essential element of our success in the Distribution Segment is the network of field sales representatives, who deliver personalized service on a local level. Customers rely on Myers Tire Supply sales representatives to introduce the latest tools and technologies and to provide training in new product features and applications. Representatives also teach the proper use of diagnostic equipment and present on-site workshops demonstrating industry-approved techniques for tire repair and undervehicle service.

With a commitment to innovation for our customers, our Myers Tire Supply team has introduced several new product and service offerings that continue to make our customers’ experience with Myers Tire Supply uniquely valuable. These included a full range of Tire Pressure Monitoring System products, a web-based “Torque Tracker” program for commercial fleet service providers, and a “green” nitrogen tire inflation program, which is designed to help our tire dealer customers with service to their customers through the benefits of greater fuel efficiency and tire life, as well as communications of regular tire maintenance updates.

While the needs and composition of our distribution markets constantly change, we adapt and deliver the new products and services that are crucial to our customers’ success. The new product pipeline is driven by innovations from auto and tire manufacturers, which in turn prompts Myers Tire Supply and its suppliers to develop new equipment, supplies and service techniques to keep cars and trucks moving down the road with confidence.

The Distribution Segment is well positioned to continue its steady growth. The Myers Tire Supply (U.S.) brand is positioned to expand its leadership through superior product selection, rapid delivery and the personal service that is the hallmark of the Company’s success in the tire, wheel, and undervehicle service marketplace. The Myers Tire Supply International brand is positioned to expand distribution of tire supplies in select regions of the world, presenting new growth opportunities for our diverse manufacturing businesses. All of this can be achieved through: 1) ongoing productivity improvements in our distribution network, 2) growing within key domestic market sectors and emerging international markets, 3) delivering a continuous flow of new products with “first-to-market” speed and 4) improving efficiency and customer satisfaction through implementation of innovative supply chain management technologies. Strategic, adjacent acquisitions or investments are also a potential growth avenue in this segment.

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

Our Distribution Segment purchases substantially all of its components from third-party suppliers and has multiple sources for its products.

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

Competition in our Distribution Segment is generally from private, smaller local and regional businesses. Within the overall tire, wheel and undervehicle service market, Myers is the largest North American distributor of tools, equipment and supplies offered based on national coverage.

Customer Dependence

In 2011, there was no customer that accounted for more than five percent of total net sales. In 2010 and 2009, the Company’s largest customer accounted for approximately 6.0% and 13%, respectively of total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Employees

As of December 31, 2011, Myers Industries had a total of 3,261 full-time and part-time employees. Of these, 2,732 were employed in the Company’s manufacturing segments, including: 782 in Material Handling, 745 in Engineered Products, and 1,205 in Lawn and Garden. The Distribution Segment employed 471 personnel. The Company’s corporate offices had 58 employees.

As of December 31, 2011, the Company had no employees under collective bargaining arrangements.

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

Also, we make our SEC filings available free of charge on our own internet site as soon as reasonably practicable after we have filed with the SEC. Our internet address is http://www.myersindustries.com. The content on the Company’s website is available for informational purposes only and is not incorporated by reference into this Form 10-K.

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

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding the Company’s 2012 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. The Company’s actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

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

Market conditions may limit our ability to raise selling prices to offset increases in our raw material input costs. If we are unsuccessful in developing ways to mitigate raw material cost increases, we may not be able to improve productivity or realize our ongoing cost reduction programs sufficiently to help offset the impact of these increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

Changes in raw material availability may also occur due to events beyond our control, including natural disasters such as floods, tornados and hurricanes. Our specific molding technologies and/or product specifications can limit our ability to locate alternative suppliers to produce certain products.

We may incur inherent risks associated with our strategic growth initiatives.

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

Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours and we compete primarily on the basis of product quality, product performance, value, and supply chain competency. Our competitive success also depends on our ability to maintain strong brands, customer relationships and the belief that customers will need our products and services to meet their growth requirements. The development and maintenance of such brands requires continuous investment in brand building, marketing initiatives and advertising. The competition that we face in all of our markets — which varies depending on the particular business segment, product lines and customers — may prevent us from achieving sales, product pricing and income goals, which could affect our financial condition and results of operations.

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

Unexpected failures of our equipment and machinery may also result in production delays, revenue loss and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations. A temporary or long-term business disruption could result in a permanent loss of customers. If this were to occur, our future sales levels, and therefore our profitability, could be materially adversely affected.

We derive a portion of our revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Brazil. For the twelve months ended December 31, 2011, international net sales accounted for approximately 14% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

In that we may be a potentially responsible party (“PRP”) of the New Idria Mercury Mine, the Company accrued costs related to performing a remedial investigation and feasibility study. As investigation and remediation proceed, it is likely that adjustments to the liability will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses.

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

Equity Ownership Concentration

Stephen E. Myers, former Chief Executive Officer of the Company, a descendent of the Company’s co-founder Louis S. Myers beneficially owned approximately 8.3% of the Company’s outstanding common shares as of March 1, 2012. This shareholder may have sufficient voting power to influence actions requiring the approval of our shareholders.

Based solely on the Schedule 13D/A filed on February 15, 2012, by Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Gabelli Securities, Inc., Teton Advisors, Inc., GGCP, Inc., GAMCO Investors, Inc., and Mario J. Gabelli (collectively, the “Gamco Group”), for which the Company disclaims any responsibility, the Gamco Group beneficially owned 5,329,671 shares of our common shares as of February 15, 2012, representing 15.97% of our outstanding common shares. Combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.

Legal & Regulatory Actions

Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse affect on the Company’s financial results.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth by segment certain information with respect to properties owned by the Company:

	Distribution

Location	Approximate Floor Space (Square Feet)	Approximate Land Area (Acres)	Use
Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Warehousing
Akron, Ohio	31,000	2	Warehousing
Pomona, California	17,700	1	Sales and distribution
Phoenix, Arizona	8,200	1	Sales and distribution
Indianapolis, Indiana	7,800	2	Sales and distribution
Cincinnati, Ohio	7,500	1	Held for sale
York, Pennsylvania	7,400	3	Sales and distribution
Minneapolis, Minnesota	5,500	1	Held for sale
Franklin Park, Illinois	4,400	1	Sales and distribution

	Manufacturing

Sandusky, Ohio	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Dawson Springs, Kentucky	125,000	26	Held for sale
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Sparks, Nevada	185,000	11	Held for sale
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, North Carolina	172,000	20	Manufacturing and distribution
Bristol, Indiana	166,000	12	Manufacturing and distribution
Jefferson, Ohio	115,000	11	Manufacturing and distribution
Lugoff, South Carolina	115,000	12	Held for sale
Waco, Texas	60,000	5	Manufacturing and distribution
Reidsville, North Carolina	53,000	17	Manufacturing and distribution
Sebring, Florida	26,000	10	Manufacturing and distribution

The following table sets forth by segment certain information with respect to facilities leased by the Company.

	Manufacturing

Location	Approximate Floor Space (Square Feet)	Expiration Date of Lease	Use
Middlefield, Ohio	632,000	September 30, 2025	Manufacturing and distribution
Brantford, Ontario, Canada	216,000	January 31, 2013	Manufacturing and distribution
Cassopolis, Michigan	210,000	October 31, 2015	Manufacturing and distribution
Reidsville, N. Carolina	171,000	July 17, 2013	Manufacturing and distribution
Jaguariuna, Brazil	54,000	March 30, 2012	Manufacturing and distribution
Springfield, Missouri	49,000	October 31, 2012	Manufacturing and distribution
Springfield, Missouri	51,000	November 1, 2013	Manufacturing and distribution
Burlington, Ontario, Canada	46,000	January 9, 2013	Manufacturing and distribution
Mississuaga, Ontario, Canada	20,000	January 31, 2014	Manufacturing and distribution
Milford, Ohio	22,000	November 30, 2012	Administration and sales
Southaven, Mississippi	56,000	September 30, 2016	Distribution center
Salt Lake City, Utah	31,000	October 31, 2016	Distribution center

The Company also leases facilities in 21 locations throughout the United States and Canada which, in the aggregate, amount to approximately 150,000 square feet of warehouse and office space. All of these locations are used by the Distribution Segment. Consistent with our business model change to optimize our domestic distribution network, branch leases expiring in 2012 will be replaced by new sales office leases.

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

New Idria Mercury Mine

Effective October 2011, the U.S. Environmental Protection Agency (“EPA”) added the New Idria Mercury Mine site located near Hollister, California to the Superfund National Priorities List because of alleged contaminants discharged to California waterways. The New Idria Quicksilver Mining Company, founded in 1936, owned and operated the New Idria Mine through 1972. In 1981 New Idria was merged into Buckhorn Inc. and subsequently acquired by Myers Industries in 1987. The EPA contends that past mining operations have resulted in mercury contamination and acid mine drainage in the San Carlos Creek, Silver Creek and a portion of Panoche Creek and that other downstream locations may also be impacted.

Since Buckhorn Inc. may be a potentially responsible party (“PRP”) of the New Idria Mercury Mine, the Company recognized an expense of $1.9 million in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. As investigation and remediation proceed, it is likely that adjustments to the liability will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.

In November 2011 the EPA completed an interim removal project at the New Idria Mercury Mine site. It is expected this removal action will be part of the final remediation plan for the site. The EPA’s interim removal project costs are unknown at this time. It is possible that at some future date the EPA will seek recovery of the costs of this work from PRPs.

California Regional Water Quality Control Board

A number of parties, including the Company and its subsidiary, Buckhorn Inc. (“Buckhorn”), were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (“RWQCB”). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (“Watershed”) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to an entity that performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB with respect to Watershed clean-up efforts that may result from the adoption of this planning document. The extent of the mining wastes that may be the subject of future cleanup has yet to be determined, and the actions of the RWQCB have not yet advanced to the stage where a reasonable estimate of remediation cost, if any, is available. Although assertion of a claim by the RWQCB is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2011. Executive officers are appointed annually by the Board of Directors.

Name	Age	Years as Executive Officer	Title
John C. Orr	61	9	President and Chief Executive Officer
Donald A. Merril	47	6	Senior Vice President, Chief Financial Officer and Corporate Secretary
David B. Knowles	51	3	Executive Vice President and Chief Operating Officer

Mr. Orr, President and Chief Executive Officer, was appointed to his current position on May 1, 2005. Mr. Orr had been President and Chief Operating Officer since 2003. Prior to that Mr. Orr was General Manager of Buckhorn Inc., one of the Company’s material handling subsidiaries. Before coming to the Company, Mr. Orr had been employed by The Goodyear Tire & Rubber Company for 28 years. His last position at Goodyear was Vice President — North America.

Mr. Merril, Senior Vice President, Chief Financial Officer and Corporate Secretary, was appointed to his current position on April 26, 2006. Mr. Merril joined the Company on January 25, 2006. Prior to that he was with Newell Rubbermaid Inc. — Rubbermaid Home Products Division, where he served as Vice President and Chief Financial Officer since 2003. Mr. Merril joined Newell Rubbermaid in 2001 where he served as Chief Financial Officer of Newell Rubbermaid — Little Tikes.

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

The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of shareholders of record at December 31, 2011 was 1,427. High and low stock prices and dividends for the last two years were:

2011	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$10.25	$8.75	$0.070
June 30	11.01	9.63	0.070
September 30	12.15	9.47	0.070
December 31	13.66	9.49	0.070

2010	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$10.85	$8.12	$0.065
June 30	11.55	7.69	0.065
September 30	8.64	6.20	0.065
December 31	10.94	8.34	0.065

Purchases of equity securities by the issuer

The following table presents information regarding the Company’s stock purchase plan during the three months ended December 31, 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program		Maximum number of Shares that may yet be Purchased Under the Plan (1)
10/1/11 to 10/31/11	204,880	$10.37	2,000,000	*	—
11/1/11 to 11/30/11	—	—	2,000,000		—
12/1/11 to 12/31/11	—	—	2,000,000		—

*	As of October 31, 2011, the Company completed its repurchase of common shares in accordance with the guidelines specified in the Company’s Rule 10b5-1 plan.

(1)	On June 1, 2011, the Company announced that it adopted a Rule 10b5-1 plan (the “Plan”) for the purpose of repurchasing up to two million shares of its common stock in accordance with the guidelines specified in Rule 10b5-1 of the Securities Exchange Act of 1934. The Plan was established in connection with the Board authorized five million share repurchase that was announced on May 2, 2011.

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table which is incorporated herein by reference.

		2006	2007	2008	2009	2010	2011
Myers Industries Inc.	Return% Cum $	100	-4.72 95.28	-43.24 54.08	17.18 63.37	10.13 69.79	30.01 90.73
S&P 500 Index — Total Return	Return% Cum $	100	5.50 105.50	-36.99 66.48	26.45 84.06	15.07 96.73	2.12 98.77
S&P 600 Index — Total Return	Return% Cum $	100	-0.30 99.70	-31.07 68.72	25.57 86.29	26.31 108.99	1.02 110.10

ITEM 6.	Selected Financial Data

Thousands of Dollars, Except Per Share Data

	2011	2010	2009	2008	2007
Operations for the Year
Net sales	$755,654	$737,618	$701,834	$813,541	$855,705
Cost of sales	557,385	573,094	530,939	616,879	628,748
Selling	81,475	74,185	70,999	88,819	95,007
General and administrative	77,136	65,968	77,297	72,394	86,684
Impairment charges(1)	1,249	72,014	5,462	70,148	—
Other income(2)	—	(3,827)	—	—	(26,750)
Interest — net	4,722	7,205	8,304	11,336	15,292

	721,967	788,639	693,001	859,577	798,981

Income (loss) from continuing operations before income taxes	33,687	(51,021)	8,833	(46,035)	56,724
Income taxes	9,182	(8,187)	1,838	(286)	19,985

Income (loss) from continuing operations	24,505	(42,834)	6,995	(45,749)	36,739

Income (loss) from continuing operations per basic and diluted share	$0.71	$(1.21)	$0.20	$(1.30)	$1.05

Financial Position — At Year End
Total assets	$428,757	$432,395	$509,966	$568,900	$697,552
Current assets	218,452	213,847	206,548	232,648	277,809
Current liabilities	110,656	106,331	169,025	96,970	158,475
Working capital	107,796	107,516	37,523	135,678	119,335
Other assets	69,371	66,733	145,000	137,347	205,773
Property, plant and equipment — net	140,934	151,815	158,418	198,905	213,970
Less:
Long-term debt, less current portion	73,725	83,530	38,890	169,546	167,253
Other long term liabilities	14,343	5,936	5,682	6,396	4,014
Deferred income taxes	23,893	24,793	38,371	43,149	50,540

Shareholders’ Equity	206,140	211,805	257,998	252,839	317,270

Common Shares Outstanding	33,420,488	35,315,732	35,286,129	35,235,636	35,180,192

Book Value Per Common Share	$6.17	$6.00	$7.31	$7.18	$9.02

Other Data
Dividends paid(3)	$9,523	$9,209	$8,436	$8,451	$17,495
Dividends per Common Share(3)	0.28	0.26	0.24	0.24	0.50

Average Basic Common Shares Outstanding during the year	34,584,558	35,304,817	35,266,939	35,211,811	35,140,581

(1)	In 2011, the Company recorded $0.9 million of impairment charges for long-lived assets related to the Material Handling Segment and $0.3 million of impairment charges for long-lived assets in the Lawn and Garden Segment. In 2010, the Company recorded a goodwill impairment charge of $72.0 million in its Lawn and Garden Segment. In 2009, the Company had impairment charges of $5.5 million related to certain property, plant and equipment related to the restructuring plans in its manufacturing segments. In 2008, a goodwill impairment charge of $60.1 million related to the Company’s Engineered Products Segment and impairment charges of $10.0 million for long-lived assets in the Lawn and Garden Segment were recorded.

(2)	In 2010, the Company recorded a non-operating gain of $3.8 million ($4.4 million, net of related expenses) related to a favorable claims settlement. A non-operating gain of $26.8 million ($35.0 million, net of related expenses) was recognized in 2007. This gain resulted from a termination fee paid in connection with the Company’s proposed merger.

(3)	Dividends in 2007 include a special dividend of $9.9 million accrued but not paid until 2008.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Overview

The Company conducts its business activities in four distinct business segments, including three in manufacturing and one in distribution. The manufacturing segments consist of: Material Handling, Lawn and Garden, and Engineered Products.

In our manufacturing segments, the Company designs, manufactures, and markets a variety of plastic and rubber products. These products range from plastic reusable material handling containers and small parts storage bins to plastic horticultural pots and hanging baskets, decorative resin planters, plastic and rubber OEM parts, tire repair materials, and custom plastic and rubber products. Our Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and undervehicle service on passenger, heavy truck and off-road vehicles.

Results of Operations: 2011 versus 2010

Net Sales:

(dollars in millions)
Segment	2011	2010	Change	% Change
Material Handling	$261.8	$257.8	$4.0	2%
Lawn & Garden	$217.1	$223.8	$(6.7)	(3%)
Distribution	$183.7	$175.0	$8.7	5%
Engineered Products	$116.2	$104.8	$11.4	11%
Intra-segment elimination	$(23.1)	$(23.8)	$0.7	3%

TOTAL	$755.7	$737.6	$18.1	2%

Net sales for 2011 were $755.7 million, an increase of $18.1 million or 2% compared to the prior year. A favorable product and service mix along with higher selling prices increased sales by $42.2 million. Sales were also impacted by $4.4 million from favorable foreign currency translation, primarily from the Canadian dollar. These increases were partially offset by lower sales volumes of $28.5 million, primarily from a reduction in lower margin custom pallet sales in our Material Handling Segment and lower volumes in the Lawn and Garden Segment.

Net sales in the Material Handling Segment increased $4.0 million or 2% in 2011 compared to 2010. The increase in current year net sales included $22.9 million from improved pricing actions in response to higher raw material costs and customer mix and $0.9 million from the effect of favorable foreign currency translation. Strong demand in the agricultural, industrial, manufacturing and automotive markets drove higher sales volumes of $17.8 million partially offsetting the reduction of $37.6 million in lower margin custom pallet sales in 2011 versus 2010.

Net sales in the Lawn and Garden Segment in 2011 were down $6.7 million or 3% compared to 2010. The decrease in net sales primarily reflected lower volume of $22.0 million resulting from a prolonged effect of the weak 2011 growing season due to poor weather conditions. The lower sales volumes were partially offset by $12.2 million from favorable pricing actions taken to offset rising raw material costs and $3.1 million from the effect of foreign currency translation.

Net sales in the Distribution Segment increased $8.7 million or 5% in 2011 compared to 2010. The higher sales reflect $5.4 million from improved pricing to offset increased product costs. In addition, sales volume increased $2.9 million as a result of new products and service offerings. Sales were also impacted favorably by $0.4 million from the effect of foreign currency translation.

In the Engineered Products Segment, net sales in 2011 increased $11.4 million, or 11% compared to 2010. Net sales increased due to higher sales volumes of $9.8 million driven by strong demand in the recreational vehicle, marine and contract manufacturing markets. Higher selling prices of $1.6 million also contributed to the increase.

Cost of Sales & Gross Profit:

(dollars in millions)
Cost of Sales and Gross Profit	2011	2010
Cost of sales	$557.4	$573.1
Gross profit	$198.3	$164.5
Gross profit as a percentage of sales	26.2%	22.3%

Gross profit margin increased to 26.2% for 2011 compared to 22.3% in the prior year. Improved product pricing, customer mix and productivity improvements resulted in higher gross profit margin year over year. Product pricing strategies, primarily in the Material Handling and Lawn and Garden Segments, mitigated the impact of higher costs for raw material plastic resins. Prices for plastic resins were, on average, approximately 16% higher for polypropylene and 11% higher for high density polyethylene in 2011 compared to the prior year. Lower manufacturing costs resulting from our operations excellence initiatives reduced unabsorbed and labor costs in 2011 compared to 2010.

Selling, General and Administrative Expenses:

(dollars in millions)
SG&A Expenses	2011	2010	Change
SG&A expenses	$158.6	$140.1	$18.5
SG&A expenses as a percentage of sales	21.0%	19.0%

Selling, general and administrative (“SG&A”) expenses increased $18.5 million or 13.2% compared with 2010. The increase was primarily due to higher selling and distribution costs of $7.2 million, higher general and corporate administrative costs of $3.8 million, employee related costs of $3.0 million, and increased provision for bad debts of $0.9 million. SG&A expense for 2011 also included restructuring charges of $2.7 million and other unusual charges of $1.9 million related to the New Idria investigation and feasibility study. Restructuring charges in 2010 were $2.7 million. In 2011 and 2010, gains of $0.7 million in each year were realized from the sale of facilities.

Impairment Charges:

In 2011, there were impairment charges of $1.2 million related to two closed manufacturing facilities and fixed asset impairment charges. In 2010, the Company recorded goodwill impairment charges of $72.0 million related to its Lawn and Garden business as discussed in the Goodwill and Intangible Assets footnote to Consolidated Financial Statements in Item 8.

Interest Expense:

(dollars in millions)
Net Interest Expense	2011	2010	Change	% Change
Net interest expense	$4.7	$7.2	$(2.5)	(35%)
Outstanding borrowings	$74.0	$83.8	$(9.8)	(12%)
Average borrowing rate	5.22%	6.32%

Net interest expense in 2011 was $4.7 million, a decrease of 35% compared to the prior year. Lower borrowing levels and a reduction in average interest rates of 90 basis points resulted in a reduction in interest expense in 2011.

Income (Loss) Before Taxes:

(dollars in millions)
Segment	2011	2010	Change	% Change
Material Handling	$34.1	$22.6	$11.5	51%
Lawn & Garden	$4.2	$(74.6)	$78.8	106%
Distribution	$15.7	$15.2	$0.5	3%
Engineered Products	$10.8	$8.9	$1.9	21%
Corporate and interest	$(31.1)	$(23.1)	$(8.0)	(35%)

TOTAL	$33.7	$(51.0)	$84.7	166%

Income before taxes in 2011 was $33.7 million, an improvement of $84.7 million compared to a loss of $51.0 million in 2010. Prior year results were significantly impacted by the goodwill impairment charge in our Lawn and Garden Segment of $72.0 million, which was partially offset by a non-operating gain of $3.8 million related to a claims settlement. The claims settlement gain was included in Other Income, net on the Consolidated Statement of Income (Loss) in 2010. The remaining increase was primarily due to higher net sales and a more favorable sales mix resulting in increased gross profit margins compared to the prior year.

Income Taxes:

(dollars in millions)	2011	2010
Income (loss) before taxes	$33.7	$(51.0)
Income tax (benefit) expense	$9.2	$(8.2)
Effective tax rate	27.3%	16.0%

The effective tax rate was 27.3% in 2011 compared to 16.0% in 2010. The 2011 effective tax rate reflects the Company’s reversal of approximately $4.9 million of previously unrecognized tax benefits, primarily related to the incurred loss on the sale of its European Material Handling business in 2007 and other tax adjustments, including provision to return adjustments resulting from changes in estimates. The 2010 effective tax rate of 16.0% on the loss before taxes of $51.0 million was primarily due to the $72.0 million goodwill impairment charge recognized in that year, $26.7 million of which was not deductible.

Results of Operations: 2010 versus 2009

Net Sales from Continuing Operations:

(dollars in millions)
Segment	2010	2009	Change	% Change
Material Handling	$257.8	$254.1	$3.7	1%
Lawn & Garden	$223.8	$220.3	$3.5	2%
Distribution	$175.0	$163.0	$12.0	7%
Engineered Products	$104.8	$86.0	$18.8	22%
Intra-segment elimination	$(23.8)	$(21.5)	$(2.3)	(11%)

TOTAL	$737.6	$701.8	$35.7	5%

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

(dollars in millions)
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

Selling, General and Administrative Expenses:

(dollars in millions)
SG&A Expenses	2010	2009	Change
SG&A expenses	$140.1	$148.3	$(8.2)
SG&A expenses as a percentage of sales	19.0%	21.1%

SG&A expenses decreased $8.2 million or 5.5% compared with 2009. Expenses in 2010 include charges of approximately $2.7 million for the movement of machinery and equipment and other restructuring activities. SG&A expenses in 2009 included $16.6 million of charges related to consulting and severance costs in restructuring the Company’s manufacturing businesses. Excluding these charges, other SG&A expenses in 2010 increased $5.7 million compared to 2009, primarily from freight and selling expenses due to increased sales volumes.

Impairment Charges:

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

Interest Expense:

(dollars in millions)
Net Interest Expense	2010	2009	Change	% Change
Net interest expense	$7.2	$8.3	$(1.1)	(13%)
Outstanding borrowings	$83.8	$104.3	$(20.5)	(20%)
Average borrowing rate	6.32%	5.25%

Net interest expense in 2010 decreased $1.1 million because of lower average borrowing levels.

Income (Loss) Before Taxes:

(dollars in millions)
Segment	2010	2009	Change	% Change
Material Handling	$22.6	$13.6	$9.0	66%
Lawn & Garden	$(74.6)	$16.7	$(91.3)	547%
Distribution	$15.2	$13.7	$1.5	11%
Engineered Products	$8.9	$0.8	$8.1	1,013%
Corporate and interest	$(23.1)	$(35.9)	$12.8	36%

TOTAL	$(51.0)	$8.8	$(59.8)	680%

Loss before taxes in 2010 was $51.0 million compared to income of $8.8 million in 2009. Results were significantly impacted by the goodwill impairment charge of $72.0 million in 2010 and restructuring and impairment charges totaling $24.8 million in 2009. In addition, in 2010 the Company recorded a non-operating gain of $3.8 million related to a claims settlement.

Income Taxes:

(dollars in millions)	2010	2009
Income (loss) before taxes	$(51.0)	$8.8
Income tax (benefit) expense	$(8.2)	$1.8
Effective tax rate	16.0%	20.8%

The effective tax rate decreased to 16.0% in 2010 compared to 20.8% in 2009. The effective rate for 2010 is lower than the 35% U.S. Federal statutory rate primarily due to the goodwill impairment charge, $26.7 million of which is not deductible. In addition, the effective rate was impacted by the mix of domestic and foreign composition of income and the related foreign tax rate differences. The effective tax rate for 2009 was impacted by the mix of domestic and foreign composition income and the related foreign tax rate differences. Also in 2009, the Company made an adjustment to record previously unrecognized deferred tax assets which increased the income tax benefit and deferred tax assets by $0.4 million and recognized tax benefits of $0.3 million from a reduction in valuation allowances and $0.2 million from a reduction of uncertain tax liabilities.

Financial Condition & Liquidity and Capital Resources

Cash provided by operating activities from operations was $64.2 million for the year ended December 31, 2011 compared to $45.6 million in 2010. The increase of $18.6 million was primarily attributable to improved earnings. Net income was $24.5 million in 2011 compared to a loss of $42.8 million in 2010. Non-cash charges including depreciation and impairment charges were $42.2 million compared to non-cash charges of $20.5 million and a $72.0 million goodwill impairment charge in 2010. Funds used for working capital improved by $1.6 million in 2011 versus 2010.

Cash used for working capital was $2.5 million in 2011 compared to cash used of $4.1 million in 2010. In 2011, a reduction of inventories generated approximately $0.5 million of cash compared to $5.0 million in 2010. The reduction of inventories in 2011 resulted from ongoing working capital initiatives; however, more significant reductions of inventory were achieved in 2010 due to restructuring programs. In 2011, increasing sales resulted in higher accounts receivable and the use of $8.7 million of working capital compared with $10.0 million of cash used in 2010. In addition, there was an increase of $2.6 million in cash generated by accounts payable and accrued expenses in 2011 compared to 2010. The increase in cash from accounts payable and accrued expenses in 2011 was the result of employee compensation and royalties incurred but not yet paid.

Capital expenditures were approximately $21.9 million in 2011 compared to $20.5 million in 2010. Capital spending in 2011 was higher than the preceding year as investments were made for new manufacturing, molding and automated handling technology. In 2011, the Company paid out cash of $1.1 million in connection with the acquisition of Material Improvements Cheesebox and in 2010, the Company paid $0.4 million for the acquisition of Enviro-Fill. In 2011 and 2010, the Company received approximately $1.1 million and $5.2 million, respectively, in cash proceeds from the sale of property, plant & equipment.

During 2011, the Company used cash of $20.9 million to purchase two million shares of its own stock under a share repurchase plan. The shares were repurchased in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In addition, the Company used cash to pay dividends of $9.5 million and $9.2 million for the years ended 2011 and 2010, respectively.

Total debt at December 31, 2011 was approximately $74.0 million compared with $83.8 million at December 31, 2010. The Company’s 2010 Credit Agreement provides available borrowing up to $180 million, reduced for letters of credit issued, and, as of December 31, 2011, there was $135.5 million available under this agreement. In December 2010, the Company paid the $65 million Senior Notes that matured. As of December 31, 2011 the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio, defined as earnings before interest and taxes divided by interest expense, and a leverage ratio, defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended December 31, 2011 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	8.76
Leverage Ratio	3.25 to 1 (maximum)	1.07

The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service into the foreseeable future.

In addition, at December 31, 2011, the Company had approximately $1.2 million of industrial revenue bonds with a weighted average interest rate of 0.19 percent. In 2011, the Company repaid $0.3 million of industrial revenue bonds.

As of December 31, 2011, the Company also has $6.7 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business.

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments:

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
		(Amounts in Thousands)
Principal payments on debt	$305	$35,650	$38,075	$—	$74,030
Interest	3,731	7,457	1,343	—	12,531
Lease payments	9,674	10,341	7,952	16,818	44,785
Purchase commitments	5,616	—	—	—	5,616
Retirement benefits	1,114	876	1,086	5,627	8,703

Total	$20,440	$54,324	$48,456	$22,445	$145,665

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2011, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.4 million annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. In 2007, the Company began a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of December 31, 2011, the Company had no foreign currency arrangements or contracts in place.

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

Critical Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based on the accompanying consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. As indicated in the Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements (included in Item 8 of this report), the amount of assets, liabilities, revenue and expenses reported are affected by estimates and judgments that are necessary to comply with generally accepted accounting principles. We base our estimates on prior experience and other assumptions that we consider reasonable to our circumstances. We believe the following matters may involve a high degree of judgment and complexity.

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

Inventory — Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 20 percent of the Company’s inventories and the first-in, first-out (“FIFO”) method for all other inventories. Where appropriate, standard cost systems are utilized and appropriate variances are evaluated for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

Goodwill — Goodwill is subjected to annual impairment testing, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. Goodwill impairment testing requires, in part, that we estimate the fair value of our reporting units which, in turn, requires that we make judgments concerning future cash flows and appropriate discount rates for those reporting units. Fair values are established using comparative market multiples in the current market conditions and discounted cash flows. The discount rates used are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 9.1% to 13.7% in 2011. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) effective for fiscal years beginning after December 15, 2011. The Company conducted its annual impairment assessment as of October 1, 2011 which included adoption of this guidance. The update gives companies the option to perform a qualitative assessment that may enable them to forgo the annual two-step test for impairment. ASU No. 2011-08 allows a qualitative assessment to first be performed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company concludes that this is the case, we must perform the two-step test. Otherwise we do not have to perform the two-step test. The ASU also includes a revised list of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Contingencies — In the ordinary course of business, we are involved in various legal proceedings and contingencies. We have recorded liabilities for these matters in accordance with FASB ASC 450, Contingencies (“ASC 450”). ASC 450 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency were settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than our estimate, a future credit to income would result.

Revenue Recognition — we recognize revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries as it is our intention to reinvest such earnings for an indefinite period of time. The Company has significant operations outside the United States and in jurisdictions with statutory tax rates lower than in the United States. As a result, significant tax and treasury planning of future operations are necessary to determine the proper amounts of tax assets, liabilities and expense to be recognized. FASB ASC 740, Income Taxes (ASC 740) requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. The Company evaluates the recovery of its deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.

Also, significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions, including evaluating uncertainties under ASC 740. We review our tax positions quarterly and adjust the balances as new information becomes available.

Recent Pronouncements

In June 2011, the FASB issued Accounting Standards Updated (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. The new accounting standard will require companies to present the components of net income and other comprehensive income either as one continuous statement or two separate but consecutive statements. The update eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The Company plans to adopt this guidance beginning in the first quarter of 2012. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements, as this guidance modifies presentation of other comprehensive income already disclosed in the financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350). The update gives companies the option to perform a qualitative assessment that may enable them to forgo the annual two-step test for impairment. ASU No. 2011-08 allows a qualitative assessment to first be performed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a company concludes that this is the case, it must perform the two-step test. Otherwise a company does not have to perform the two-step test. The ASU also includes a revised list of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted the new guidance as part of its annual impairment assessment as of October 1, 2011.

ITEM 8.	Financial Statements and Supplementary Data

Summarized Quarterly Results of Operations

Thousands of Dollars, Except Per Share Data

Quarter Ended 2011	March-31	June-30	September-30	December-31	Total
Net Sales	$195,507	$177,266	$190,332	$192,549	$755,654
Gross Profit	49,959	43,572	47,215	57,523	198,269
Income from continuing operations	6,718	4,658	7,214	5,915	24,505
Basic and Diluted Per Share	0.19	0.13	0.21	0.18	0.71

Quarter Ended 2010	March-31	June-30	September-30	December-31	Total
Net Sales	$186,422	$175,906	$187,045	$188,245	$737,618
Gross Profit	44,912	33,951	41,477	44,184	164,524
Income (loss) from continuing operations	5,530	(1,099)	3,219	(50,484)	(42,834)
Basic and Diluted Per Share	0.16	(0.03)	0.09	(1.43)	(1.21)

In the fourth quarter of 2011, the Company reclassified amounts recorded in sales returns and allowances in the first three quarters to selling expenses. Quarterly amounts have been adjusted to reflect this reclassification. Income from continuing operations did not change.

In the fourth quarter of 2010, the Company recognized an impairment charge of approximately $72.0 million related to our Lawn and Garden business and recognized a net gain of $3.8 million related to a favorable claims settlement.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Myers Industries, Inc.

We have audited the accompanying consolidated statement of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2011, and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2011, and its results of operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myers Industries, Inc.’s and Subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Akron, Ohio

March 2, 2012

Report of KPMG LLP, Independent Registered Public Accounting Firm

The Board of Directors

Myers Industries, Inc. and subsidiaries:

We have audited the accompanying statement of consolidated financial position of Myers Industries, Inc. and subsidiaries (Company) as of December 31, 2010, and the related statements of consolidated income (loss), shareholders’ equity and comprehensive income (loss), and cash flows for years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Cleveland, Ohio

March 7, 2011

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except share data)

	2011	2010	2009
Net sales	$755,654	$737,618	$701,834
Cost of sales	557,385	573,094	530,939

Gross profit	198,269	164,524	170,895
Selling expenses	81,475	74,185	70,999
General and administrative expenses	77,136	65,968	77,297
Impairment charges	1,249	72,014	5,462

	159,860	212,167	153,758

Operating income (loss)	38,409	(47,643)	17,137
Other income, net	–0–	3,827	–0–
Interest
Income	(65)	(561)	(835)
Expense	4,787	7,766	9,139

	4,722	7,205	8,304
Income (loss) from continuing operations before income taxes	33,687	(51,021)	8,833
Income tax expense (benefit)	9,182	(8,187)	1,838

Income (loss) from continuing operations	24,505	(42,834)	6,995
Loss from discontinued operations, net of tax of $4,128	–0–	–0–	(7,678)

Net income (loss)	$24,505	$(42,834)	$(683)

Income (loss) per common share
Basic and diluted
Continuing operations	$0.71	$(1.21)	$0.20
Discontinued operations	–0–	–0–	(0.22)

Net income (loss)	$0.71	$(1.21)	$(0.02)

Dividends declared per share	$0.28	$0.26	$0.24

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
Assets
Current Assets
Cash	$6,801	$4,705
Accounts receivable-less allowances of $3,863 and $2,950, respectively	105,830	98,799
Inventories
Finished and in-process products	67,721	67,580
Raw materials and supplies	27,496	28,824

	95,217	96,404
Prepaid expenses	5,415	8,158
Deferred income taxes	5,189	5,781

Total Current Assets	218,452	213,847
Other Assets
Goodwill	44,666	40,892
Patents and other intangible assets	17,267	18,667
Other	7,438	7,174

	69,371	66,733
Property, Plant and Equipment, at Cost
Land	4,540	4,369
Buildings and leasehold improvements	58,299	59,690
Machinery and equipment	412,704	383,664

	475,543	447,723
Less allowances for depreciation and amortization	(334,609)	(295,908)

	140,934	151,815

	$428,757	$432,395

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2011 and 2010

(Dollars in thousands, except share data)

	2011	2010
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$64,717	$64,143
Accrued expenses
Employee compensation	20,566	18,294
Income taxes	3,379	5,891
Taxes, other than income taxes	2,729	1,970
Accrued interest	161	195
Other	18,799	15,533
Current portion of long-term debt	305	305

Total Current Liabilities	110,656	106,331
Long-term debt, less current portion	73,725	83,530
Other liabilities	14,343	5,936
Deferred income taxes	23,893	24,793
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	–0–	–0–
Common Shares, without par value (authorized 60,000,000 shares; outstanding 33,420,488 and 35,315,732; net of treasury shares of 4,492,169 and 2,592,175, respectively)	20,312	21,486
Additional paid-in capital	265,000	281,376
Accumulated other comprehensive income	7,294	10,164
Retained deficit	(86,466)	(101,221)

Total Shareholders’ Equity	206,140	211,805

Total Liabilities Shareholders’ Equity	$428,757	$432,395

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except share and per share data)

	Common Shares		Additional Paid-In Capital	Accumulative Other Comprehensive Income (Loss)	Retained Income (Deficit)	Comprehensive Income (Loss)
	Number	Amount
Balance at January 1, 2009	35,235,636	$21,451	$275,987	$(4,570)	$(40,029)	$(58,383)

Net loss	–0–	–0–	–0–	–0–	(683)	(683)
Restricted shares issued	11,750	–0–	–0–	–0–	–0–	–0–
Employees stock purchase plan	23,828	14	135	–0–	–0–	–0–
Dividend reinvestment plan	14,915	9	113	–0–	–0–	–0–
Stock based compensation	–0–	–0–	2,660	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	10,643	–0–	10,643
Declared dividends — $.24 per share	–0–	–0–	–0–	–0–	(8,436)	–0–
Pension liability, net of tax	–0–	–0–	–0–	704	–0–	704

Balance at December 31, 2009	35,286,129	$21,474	$278,894	$6,777	$(49,147)	$10,664

Net loss	–0–	–0–	–0–	–0–	(42,834)	(42,834)
Restricted shares issued	10,750	–0–	–0–	–0–	–0–	–0–
Sales under option plans	5,650	4	20	–0–	–0–	–0–
Dividend reinvestment plan	13,203	8	136	–0–	–0–	–0–
Stock based compensation	–0–	–0–	2,326	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	3,413	–0–	3,413
Declared dividends — $.26 per share	–0–	–0–	–0–	–0–	(9,240)	–0–
Pension liability, net of tax	–0–	–0–	–0–	(26)	–0–	(26)

Balance at December 31, 2010	35,315,732	$21,486	$281,376	$10,164	$(101,221)	$(39,447)

Net income	–0–	–0–	–0–	–0–	24,505	24,505
Sales under option plans	59,031	36	597	–0–	–0–	–0–
Dividend reinvestment plan	11,610	7	111	–0–	–0–	–0–
Restricted stock and stock option grants, net	28,750	–0–	2,595	–0–	–0–	–0–
Foreign currency translation adjustment	–0–	–0–	–0–	(2,240)	–0–	(2,240)
Purchases for treasury	(2,000,000)	(1,220)	(19,726)	–0–	–0–	–0–
Stock contribution	5,365	3	47	–0–	–0–	–0–
Declared dividends — $.28 per share	–0–	–0–	–0–	–0–	(9,750)	–0–
Pension liability, net of tax of $339	–0–	–0–	–0–	(630)	–0–	(630)

Balance at December 31, 2011	33,420,488	$20,312	$265,000	$7,294	$(86,466)	$21,635

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$24,505	$(42,834)	$(683)
Net loss from discontinued operations	–0–	–0–	7,678
Items not affecting use of cash
Depreciation	31,245	30,628	33,132
Impairment charges and asset write-offs	1,249	72,014	5,462
Amortization of other intangible assets	2,969	2,922	3,136
Non-cash stock compensation	2,595	2,326	2,660
Provision for loss on accounts receivable	915	(1,455)	(2,245)
Deferred taxes	(184)	(13,285)	(1,405)
Other long-term liabilities	4,251	151	(10)
Gain on sale of property, plant and equipment	(875)	(733)	(3,621)
Other	50	–0–	–0–
Cash flow provided by (used for) working capital
Accounts receivable	(8,665)	(9,994)	9,630
Inventories	455	4,958	10,872
Prepaid expenses	2,662	548	(3,962)
Accounts payable and accrued expenses	3,000	392	12,511

Net cash provided by operating activities of continuing operations	64,172	45,638	73,155
Net cash used for operating activities of discontinued operations	–0–	–0–	(817)

Net cash provided by operating activities	64,172	45,638	72,338

Cash Flows From Investing Activities
Additions to property, plant and equipment	(21,930)	(20,533)	(15,995)
Acquisition of business, net of cash acquired	(1,100)	(411)	(1,177)
Proceeds from sale of property, plant and equipment	1,089	5,213	8,401
Other	(96)	358	737

Net cash used for investing activities of continuing operations	(22,037)	(15,373)	(8,034)
Net cash provided by investing activities of discontinued operations	–0–	–0–	10,036

Net cash (used for) provided by investing activities	(22,037)	(15,373)	2,002

Cash Flows From Financing Activities
Repayment of long term debt	(305)	(65,380)	(6,950)
Net (repayment) borrowing of credit facility	(9,383)	44,900	(62,160)
Cash dividends paid	(9,523)	(9,209)	(8,436)
Proceeds from issuance of common stock	751	138	271
Repurchase of common stock	(20,946)	–0–	–0–
Deferred financing costs	–0–	(1,169)	–0–

Net cash used for financing activities of continuing operations	(39,406)	(30,720)	(77,275)
Net cash used for financing activities of discontinued operations	–0–	–0–	(4,000)

Net cash used for financing activities	(39,406)	(30,720)	(81,275)

Foreign Exchange Rate Effect on Cash	(633)	432	1,246

Net increase (decrease) in cash	2,096	(23)	(5,689)
Cash at January 1	4,705	4,728	10,417

Cash at December 31	$6,801	$4,705	$4,728

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$4,129	$6,920	$8,317

Income taxes	$11,168	$9,468	$5,896

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except where otherwise indicated)

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (“Company”). All intercompany accounts and transactions have been eliminated in consolidation. All subsidiaries that are not wholly owned and are not included in the consolidated operating results of the Company are immaterial investments which have been accounted for under the cost method. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassification

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified in conformity with generally accepted accounting principles to conform to the current year’s presentation.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. The new accounting standard will require companies to present the components of net income and other comprehensive income either as one continuous statement or two separate but consecutive statements. The update eliminates the option to report other comprehensive income and its components in the statement of changes in equity. On December 23, 2011, the FASB issued a final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements, as this guidance modifies presentation of other comprehensive income already disclosed in the financial statements. The Company plans to adopt this guidance beginning in the first quarter of 2012.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

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

The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $35 million fixed rate senior notes was estimated at $37.6 million at December 31, 2011 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. The Company’s largest single customer accounts for approximately four percent of total sales, with only one other customer greater than three percent. Outside of the United States, only Canada, which accounts for approximately nine percent of total sales, is significant to the Company’s operations. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $2,343, $1,117 and $861 for the years 2011, 2010 and 2009, respectively.

Inventories

Inventories are stated at the lower of cost or market. Approximately 20 percent of our inventories are valued using the last-in, first-out (“LIFO”) method of determining cost. All other inventories are valued at the first-in, first-out (“FIFO”) method of determining cost.

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $9.6 million, $9.9 million and $9.4 million higher than reported at December 31, 2011, 2010 and 2009, respectively. In 2011, 2010 and 2009, the liquidation of LIFO inventories decreased cost of sales and increased income before taxes by approximately $0.8 million, $0.7 million and $4.2 million, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 30 years
Machinery and Equipment	3 to 12 years
Vehicles	1 to 3 years
Leasehold Improvements	7 to 10 years

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

At December 31, 2011 and 2010, the Company had approximately $5.7 million and $5.0 million, respectively, of property, plant, and equipment held for sale, which represents the lower of net book value or estimated fair value based on level 2 inputs, and is included in other assets on the accompanying Consolidated Statement of Financial Position. In 2009, the Company recorded impairment charges of $5.5 million for impairment of certain property, plant and equipment as a result of restructuring its Material Handling, Lawn and Garden and Engineered Products businesses.

Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

Accumulated Other Comprehensive Income (Loss)

As of December 31, 2011, 2010, and 2009, the balance in the Company’s accumulated other comprehensive income (loss) is comprised of the following:

	2011	2010	2009
Foreign currency translation adjustments	$9,994	$12,234	$8,821
Pension adjustments	(2,700)	(2,070)	(2,044)

Total	$7,294	$10,164	$6,777

Shipping and Handling

Shipping and handling expenses are primarily classified as selling expenses in the accompanying Consolidated Statements of Income (Loss). The Company incurred shipping and handling costs of approximately $26.6 million, $24.5 million and $20.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Stock Based Compensation

The Company has stock plans that provide for the granting of stock-based compensation to employees and, in certain instances, to non-employee directors. Shares are issued upon exercise from authorized, unissued shares. The Company records the costs of the plan under the provisions of ASC 718, Compensation — Stock Compensation. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. The Company recognizes the cost over the period during which an employee is required to provide services in exchange for the award, referred to as the requisite service period (usually the vesting period). Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized are included in financing cash flows.

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

The Company evaluates its tax positions in accordance with ASC 740 Income Taxes (ASC 740). ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized under ASC 740. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company maintains operating cash and reserves for replacement balances in financial institutions which, from time to time, may exceed federally insured limits. The Company periodically assesses the financial condition of these institutions and believes that the risk of loss is minimal.

Cash flows used in investing activities excluded $1.8 million of accrued capital expenditures in 2011.

Goodwill and Intangible Assets

The Company is required to test for impairment on at least an annual basis. The Company conducted its annual impairment assessment as of October 1. In addition, the Company tests for impairment whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Such events may include, but are not limited to, significant changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base or its businesses, or a material negative change in its relationships with significant customers.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350) effective for fiscal years beginning after December 15, 2011. The update gives companies the option to perform a

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

qualitative assessment that may enable them to forgo the annual two-step test for impairment. ASU No. 2011-08 allows a qualitative assessment to first be performed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a company concludes that this is the case, it must perform the two-step test. Otherwise a company does not have to perform the two-step test. The ASU also includes a revised list of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company conducted its annual impairment assessment as of October 1, 2011 which included adoption of this guidance.

In evaluating goodwill for impairment using the two-step test, the Company uses a combination of valuation techniques primarily using discounted cash flows to determine the fair values of its business reporting units and market based multiples as supporting evidence. The variables and assumptions used, all of which are level 3 fair value inputs, including the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions are determined separately for each reporting unit are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 9.1% to 13.7% in 2011. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our business units. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models. Our estimate of the fair values of these business units, and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

In 2010, the Company determined that all reporting units had an estimated fair value substantially in excess of carrying value except for Lawn and Garden which initially passed but not by a substantial amount. In the fourth quarter, persistently high raw material costs and weak demand resulted in operating results and cash flows in the Lawn and Garden Segment that were significantly below forecasts which also impacted projections for future years. As a result of this triggering event, the Company determined that the Lawn and Garden reporting unit needed to complete a Step 1 test as of December 31, 2010. This reporting unit failed Step 1 of this impairment test, requiring a Step 2 test to be performed. Based on the results of Step 2 testing, which included a valuation of the reporting unit’s net assets in accordance with ASC 805, Business Combinations (ASC 805), a goodwill impairment charge of $72 million was recorded in the fourth quarter of 2010 writing down its implied fair value to $9.3 million. The fair values for the valuation of the net assets were developed using both level 2 and 3 inputs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 is as follows:

	Distribution	Material Handling	Engineered Products	Lawn and Garden	Total
January 1, 2010	$214	$30,383	$—	$81,330	$111,927
Acquisitions	—	—	707	—	707
Impairments	—	—	—	(72,014)	(72,014)
Foreign currency translation	—	—	—	272	272

December 31, 2010	$214	$30,383	$707	$9,588	$40,892
Acquisitions	—	3,896	—	—	3,896
Impairments	—	—	—	—	—
Foreign currency translation	—	—	—	(122)	(122)

December 31, 2011	$214	$34,279	$707	$9,466	$44,666

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company performs an annual impairment assessment for the indefinite lived trade name with a value of $3,600. In performing this assessment the Company uses an income approach, based primarily on level 3 inputs, to estimate the fair value of the trade name. The Company records an impairment charge if the carrying value of the trade name exceeds the estimated fair value at the date of assessment. Estimated annual amortization expense for intangible assets with definite lives for the next five years is: $2,693 in 2012; $2,157 in 2013; $1,801 in 2014, $1,749 in 2015 and $1,748 in 2016.

Intangible assets at December 31, 2011 and 2010 consisted of the following:

	Life	Gross	2011 Accumulated Amortization	Net	Gross	2010 Accumulated Amortization	Net
Tradenames	Various	$4,442	(14)	$4,428	$4,340	(2)	$4,338
Customer Relationships	6 - 13 years	13,747	(8,437)	5,310	13,897	(7,002)	6,895
Technology	7.5 years	4,071	(2,181)	1,890	2,821	(2,118)	703
Patents	10 years	10,900	(5,269)	5,631	10,900	(4,178)	6,722
Non-Compete	3 years	426	(418)	8	428	(419)	9

		$33,586	$(16,319)	$17,267	$32,386	$(13,719)	$18,667

Net Income Per Common Share

Net income per common share, as shown on the Consolidated Statements of Income (Loss), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	2011	2010	2009
Weighted average common shares outstanding
Basic	34,584,558	35,304,817	35,266,939
Dilutive effect of stock options	158,985	—	—

Weighted average common shares outstandng diluted	34,743,543	35,304,817	35,266,939

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Options to purchase 1,105,229 shares of common stock that were outstanding at December 31, 2011 and 1,681,169 shares of common stock that were outstanding at December 31, 2009 were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares. There were 58,555 dilutive common shares at December 31, 2010 excluded from the computation of the loss per common share due to the Company’s net loss for the year then ended.

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

In accordance with U.S. generally accepted accounting principles, the operating results related to these businesses have been included in discontinued operations in the Company’s Consolidated Statements of Income (Loss) for all periods presented.

The operating results of the discontinued operations noted above are as follows for the year ended December 31:

2009
Net Sales	$26,604
Loss before income taxes	(11,806)
Income tax benefit	(4,128)

Net loss	$(7,678)

On February 1, 2007, the Company sold its former Material Handling — Europe business segment. On November 10, 2010, the French Tax Authorities issued a notice of assessment to the buyer, and current owner, of these businesses. The assessment related to business taxes for the years 2006, 2007 and 2008, and totaled 1.5 million euros. As part of the sale agreement, the Company provided indemnification to the current owner for any taxes, interest, penalties and reasonable costs related to these businesses for periods through the date of sale. On January 13, 2011, the Company filed a Notice of Claim to protest the assessment with the French Tax Authorities. On October 11, 2011, the French Tax Authorities accepted our previously filed claim and abated all of the assessed taxes. This issue has been resolved favorably in the Company’s benefit and, accordingly, no amounts have been recognized in the financial statements related to this matter.

Acquisitions

On July 20, 2011, the Company acquired tooling assets and intellectual property from Material Improvements L.P. for a new reusable plastic container used in producing, shipping and processing bulk natural cheese. The total purchase price was $5.7 million, comprised of a $1.1 million cash payment and $4.6 million contingent consideration. The allocation of purchase price included $0.3 million of property, plant and equipment, amortizable intangible assets, which included $1.3 million in technology and $0.2 million for trade name, and $3.9 million in goodwill. These assets and liabilities incurred were recorded at estimated fair value as of the date of the acquisition using primarily level 3 inputs. The operating results of the business acquired are included in our Material Handling Segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

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

Restructuring

In 2011, the Company recorded net expenses of $2.7 million in selling, general and administrative (“SG&A”) and $0.7 million in cost of goods sold for costs associated with restructuring plans including impairment of property, plant and equipment, lease obligations, severance, consulting and other related charges. For the years ended December 31, 2010 and 2009, the Company recorded restructuring charges of $2.7 million and $24.9 million. Impairment charges for property, plant and equipment were based on appraisals or estimated market values of similar assets which are considered level 2 inputs. Estimated lease obligations associated with closed facilities were based on level 2 inputs.

In 2011, restructuring costs of $2.0 million for severance and non-cancelable lease costs were offset by a gain of $0.7 million on the sale of facilities in the Distribution Segment. In addition, $0.3 million of restructuring charges were recorded in the Engineered Products Segment related to non-cancelable lease costs and $0.4 million of costs related to mold remediation for a closed facility were recorded in the fourth quarter. In the Lawn and Garden Segment, a $0.3 million write-down for an idle manufacturing facility was recorded in the first quarter and severance costs of $0.4 million were recorded in the fourth quarter related to restructuring.

In 2010, the $2.7 million of restructuring costs were primarily related to rigging, freight and other costs to move machinery and equipment. In addition, the Company recorded some idle facility charges and consulting costs which were expensed and paid in the period.

In 2009, the Company carried out its restructuring in the Lawn and Garden Segment and also initiated a restructuring plan for its Material Handling businesses. The Company recorded impairment charges of $2.0 million in its Lawn and Garden Segment and $1.3 million in its Material Handling Segment related to certain property, plant and equipment. In the fourth quarter of 2009, the Company sold its Lawn and Garden manufacturing facility in Surrey, B.C. Canada for $5.1 million and recognized a gain on the sale of $3.3 million which is included in general and administrative expenses on the Consolidated Statements of Income (Loss). In addition, during 2009 the Company recorded consulting, severance and other expenses of $11.2 million in connection with the Lawn and Garden restructuring and $6.6 million for the Material Handling restructuring. Also in 2009, the Company closed its Fostoria, Ohio and Reidsville, North Carolina facilities in the Engineered Products Segment. In conjunction with those closures, the Company recognized fixed asset impairment charges of $2.2 million and other restructuring costs of $1.6 million for severance and lease related obligations.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The accrued liability balance for severance and other exit costs associated with restructuring is included in Other Accrued Expenses on the accompanying Consolidated Statements of Financial Position.

	Severance and Personnel	Other Exit Costs	Total
Balance at January 1, 2009	$—	$—	$—
Provision	3,102	15,938	19,040
Less: Payments	(2,679)	(14,287)	(16,966)

Balance at December 31, 2009	$423	$1,651	$2,074
Provision	—	2,736	2,736
Less: Payments	(423)	(3,624)	(4,047)

Balance at December 31, 2010	$—	$763	$763
Provision	1,102	2,369	3,471
Reversal	—	(285)	(285)
Less: Payments	(1,102)	(2,242)	(3,344)

Balance at December 31, 2011	$—	$605	$605

As a result of restructuring activity including plant closures, approximately $5.7 million and $5.0 million of property, plant and equipment has been classified as held for sale as of December 31, 2011 and 2010, respectively, and is included in other assets in the Consolidated Statements of Financial Position. The Company is actively pursuing disposal including the sale of these facilities. During 2010, the Company sold its facility in Shelbyville, Kentucky, which was previously classified as held for sale with a carrying value of $4.4 million. The proceeds from this sale were $5.1 million and the Company recorded a gain of $0.7 million which is included in general and administrative expenses.

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

The following tables summarize stock option activity in the past three years:

Options granted in 2011, 2010 and 2009:

Year	Options	Exercise Price
2011	365,025	$10.10 to $10.28
2010	345,600	$9.97 to $12.46
2009	614,869	$8.19 to $10.92

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Options exercised in 2011, 2010 and 2009:

Year	Options	Exercise Price
2011	59,031	$8.00 to $12.55
2010	5,650	$8.00
2009	—	—

In addition, options totaling 153,426, 175,909 and 127,076 expired or were forfeited during the years ended December 31, 2011, 2010 and 2009, respectively.

Options outstanding and exercisable at December 31, 2011, 2010 and 2009 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2011	1,997,778	$8.00 to $18.62	1,429,040	$11.75
2010	1,845,210	$8.00 to $18.62	1,191,865	$12.21
2009	1,681,169	$8.00 to $18.62	1,095,383	$12.21

Stock compensation expense reduced income before taxes approximately $2,595, $2,326 and $2,660 for the years ended December 31, 2011, 2010, and 2009, respectively. These expenses are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income (Loss). Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2011 was approximately $2.7 million, which will be recognized over the next three to four years.

The fair value of options granted is estimated using an option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole. In 2011 the Company used the Trinomial Lattice method which we believe provides a more accurate fair value calculation. There is no material difference in the valuation of these options using prior models.

	2011	2010	2009
Risk free interest rate	3.79%	3.09%	2.66%
Expected dividend yield	2.90%	2.86%	1.67%
Expected life of award (years)	6.00	5.18	4.83
Expected volatility	50.72%	48.77%	58.2%
Fair value per option share	$3.69	$3.01	$3.87

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The following table provides a summary of stock option activity for the period ended December 31, 2011:

	Shares	Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,845,210	$11.33
Options Granted	365,025	10.10
Options Exercised	(59,031)	10.73
Cancelled or Forfeited	(153,426)	12.56

Outstanding at December 31, 2011	1,997,778	$11.33	6.74 years	$2,018

Exercisable at December 31, 2011	1,429,040	$11.75		$843

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2011 and 2010 was $117 and $14, respectively. There were no options exercised in 2009.

The following table provides a summary of restricted stock activity for the period ended December 31, 2011:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2010	177,250
Granted	121,800	10.10
Vested	(4,750)	16.22
Forfeited	(5,800)	10.04

Unvested shares at December 31, 2011	288,500	$10.39

The restricted stock awards are rights to receive shares of common stock, subject to forfeiture and other restrictions, which generally vest over a three to four year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted shares are valued on the grant date based on the price issued. At December 31, 2011, shares of restricted stock had vesting periods up through March 2014.

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

Environmental

New Idria Mercury Mine

Effective October 2011, the U.S. Environmental Protection Agency (“EPA”) added the New Idria Mercury Mine site located near Hollister, California to the Superfund National Priorities List because of alleged

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

contaminants discharged to California waterways. The New Idria Quicksilver Mining Company, founded in 1936, owned and operated the New Idria Mine through 1972. In 1981, New Idria was merged into Buckhorn Inc., which was subsequently acquired by Myers Industries in 1987. The EPA contends that past mining operations have resulted in mercury contamination and acid mine drainage in the San Carlos Creek, Silver Creek and a portion of Panoche Creek and that other downstream locations may also be impacted.

Since Buckhorn Inc. may be a potentially responsible party (“PRP”) of the New Idria Mercury Mine, the Company recognized $1.9 million, undiscounted, during the three months ended September 30, 2011, in general and administrative expenses related to performing a remedial investigation and feasibility study to determine the extent of remediation, if any, and the screening of alternatives. The Company’s environmental liabilities are included in other long-term liabilities in the Consolidated Statements of Financial Position. As investigation and remediation proceed, it is possible that adjustments to the liability will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.

In November 2011 the EPA completed an interim removal project at the New Idria Mercury Mine site. It is expected this removal action will be part of the final remediation plan for this site. The EPA’s interim removal project costs are unknown at this time. It is possible that at some future date the EPA will seek recovery of the costs of this work from PRPs.

California Regional Water Quality Control Board

In October 2008, the Company and its subsidiary, Buckhorn Inc., along with a number of other parties were identified in a planning document adopted by the California Regional Water Quality Control Board, San Francisco Bay Region (“RWQCB”). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (“Watershed”) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to an entity that performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB with respect to Watershed clean-up efforts that may result from the adoption of this planning document. The extent of the mining wastes that may be the subject of future cleanup has yet to be determined, and the actions of the RWQCB have not yet advanced to the stage where a reasonable estimate of remediation cost, if any, can be determined. Although assertion of a claim by the RWQCB is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

estimated using a range, and no point within the range is more probable of occurrence than another. As additional information becomes available, any potential liability related to these matters will be assessed and the estimates will be revised, if necessary.

Based on current available information, management believes that the ultimate outcome of these matters will not have a material adverse effect on our financial position, cash flows or overall trends in our results of operations. However, these matters are subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or in future periods.

Long-Term Debt and Credit Agreements

Long-term debt at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Credit agreement	$37,800	$47,300
Senior notes	35,000	35,000
Industrial revenue bonds	1,230	1,535

	74,030	83,835
Less current portion	305	305

	$73,725	$83,530

In 2010, the Company entered into an amendment and restatement of its revolving credit agreement (“the Credit Agreement”) with a group of banks. Under terms of the Credit Agreement, the Company may borrow up to $180 million, reduced for letters of credit issued. As of December 31, 2011, the Company had $135.5 million available under the Credit Agreement. Interest is based on the bank’s Prime rate or Euro dollar rate plus an applicable margin that varies depending on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The average interest rate on borrowing under the Credit Agreement was 3.25 percent at December 31, 2011 and 3.55 percent at December 31, 2010. In addition, the Company pays a quarterly facility fee on the used and unused portion. The Credit Agreement expires November 19, 2015.

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

In addition, at December 31, 2011, the Company had approximately $1.2 million of industrial revenue bonds with a weighted average interest rate of 0.19 percent. In 2011, the Company repaid $0.3 million of industrial revenue bonds.

As of December 31, 2011, the Company also has $6.7 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business.

As of December 31, 2011, the Company was in compliance with all its debt covenants associated with its Credit Agreement and Senior Notes. The significant financial covenants include an interest coverage ratio,

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

defined as earnings before interest and taxes divided by interest expense, and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of December 31, 2011 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	8.76
Leverage Ratio	3.25 to 1 (maximum)	1.07

Maturities of long-term debt under the loan agreements in place at December 31, 2011 are as follows: $305 in 2012; $35,375 in 2013; $275 in 2014; and $38,075 in 2015.

Retirement Plans

The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s frozen defined benefit pension plan (“The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02”) provides benefits primarily based upon a fixed amount for each year of service as defined.

Net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
	Underfunded	Underfunded	Underfunded
Service cost	$74	$39	$60
Interest cost	303	320	324
Expected return on assets	(309)	(300)	(259)
Amortization of net loss	64	59	94

Net periodic pension cost	$132	$118	$219

The reconciliation of changes in projected benefit obligations are as follows:

	2011	2010
Accumulated benefit obligation at beginning of year	$5,973	$5,757
Service cost	74	39
Interest cost	303	320
Actuarial loss	724	327
Expenses paid	(70)	(73)
Benefits paid	(413)	(397)

Accumulated benefit obligation at end of year	$6,591	$5,973

The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

	2011	2010	2009
Discount rate for net periodic pension cost	5.25%	5.75%	5.75%
Discount rate for benefit obligations	4.50%	5.25%	5.75%
Expected long-term return of plan assets	8.00%	8.00%	8.00%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The expected long-term rate of return assumption is based on the actual historical rate of return on assets adjusted to reflect recent market conditions and future expectation consistent with the Company’s current asset allocation and investment policy. This policy provides for aggressive capital growth balanced with moderate income production. The inherent risks of equity exposure exists, however, returns generally are less volatile than maximum growth programs. The assumed discount rates represent long-term high quality corporate bond rates commensurate with the liability duration of its plan.

The following table reflects the change in the fair value of the plan’s assets:

	2011	2010
Fair value of plan assets at beginning of year	$3,946	$3,951
Actual return on plan assets	-0-	465
Company contributions	268	-0-
Expenses paid	(70)	(73)
Benefits paid	(413)	(397)

Fair value of plan assets at end of year	$3,731	$3,946

The fair value of plan assets are all categorized as level 1 and were determined based on period end closing prices in active markets. The weighted average asset allocations at December 31, 2011 and 2010 are as follows:

	2011	2010
U.S. Equities securities	80%	81%
U.S. Debt securities	19	18
Cash	1	1

Total	100%	100%

The following table provides a reconciliation of the funded status of the plan at December 31, 2011 and 2010:

	2011	2010
Projected benefit obligation	$6,591	$5,973
Plan assets at fair value	3,731	3,946

Funded status	$(2,860)	$(2,027)

The funded status shown above is included in other long term liabilities in the Company’s Consolidated Statements of Financial Position at December 31, 2011 and 2010. The Company expects to make a contribution of $661 to the plan in 2012.

Benefit payments projected for the plan are as follows:

2012	$401
2013	404
2014	396
2015	395
2016	392
2017-2021	1,901

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The amount to be contributed by the Company under the profit sharing plan is determined at the discretion of the Board of Directors. For 2011, the Company has recognized profit sharing plan expense of $1,678 and expects to make a contribution of that amount. The Company recognized profit sharing plan expense of $1,355 and $420 in 2010 and 2009, respectively and contributed that amount. Effective January 1, 2012 the Company made changes to its profit sharing and 401(k) plan which includes an increase in the Company’s matching contributions and the frequency of the Company’s match.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. Expense related to the SERP was approximately $784, $459, and $161 for the years ended December 2011, 2010 and 2009, respectively. The SERP liability is based on the discounted present value of expected future benefit payments using a discount rate of 4.50%. The SERP liability was approximately $4.5 million and $4.0 million at December 31, 2011 and 2010, respectively, and is included in accrued employee compensation and other long term liabilities on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

Leases

The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $10,372, $10,880 and $12,111 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum rental commitments are as follows:

Year Ended December 31,	Commitment
2012	$9,674
2013	5,767
2014	4,574
2015	4,096
2016	3,856
Thereafter	16,818

Total	$44,785

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Income Taxes

The effective tax rate for continuing operations was 27.3% in 2011, 16.0% in 2010 and 20.8% in 2009. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2011	2010	2009
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes — net of Federal tax benefit	0.7	(1.4)	4.1
Foreign tax rate differential	0.4	(5.1)	(21.0)
Domestic production deduction	(3.5)	0.8	(2.4)
Non-deductible expenses	2.0	(0.9)	3.9
Changes in unrecognized tax benefits	(14.4)	—	—
Non-deductible goodwill	3.1	(16.2)	—
Non-taxable claims settlement gain	—	2.6	—
Valuation allowances	3.0	—	(3.6)
Other	1.0	1.2	4.8

Effective tax rate for the year	27.3%	16.0%	20.8%

Income (loss) from continuing operations before income taxes was attributable to the following sources:

	2011	2010	2009
United States	$39,740	$(18,807)	$3,431
Foreign	(6,053)	(32,214)	5,402

Totals	$33,687	$(51,021)	$8,833

Income tax expense (benefit) from continuing operations consisted of the following:

	2011		2010		2009
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$6,509	$2,057	$5,712	$(12,933)	$1,080	$171
Foreign	612	(371)	(1,519)	(544)	1,265	(1,227)
State and local	1,906	(1,531)	983	115	898	(349)

	$9,027	$155	$5,176	$(13,362)	$3,243	$(1,405)

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Significant components of the Company’s deferred taxes as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred income tax liabilities
Property, plant and equipment	$23,974	$24,707
Tax-deductible goodwill	4,940	1,803
State deferred taxes	1,286	2,042
Other	423	314

	30,623	28,866
Deferred income tax assets
Compensation	5,175	4,063
Inventory valuation	630	1,852
Allowance for uncollectible accounts	1,343	1,008
Non-deductible accruals	4,200	2,932
Other	571	-0-
Capital loss carryforwards	26,138	26,137
Net operating loss carryforwards	2,037	1,251

	40,094	37,244
Valuation Allowance	(28,175)	(27,390)

	11,919	9,855

Net deferred income tax liability	$18,704	$19,012

ASC 740 Income Taxes requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The increase in the valuation allowance of $0.8 million resulted from additional foreign and state net operating losses from jurisdictions with uncertainty of future profitability. The Company has deferred tax assets of $2.0 million resulting from state and foreign net operating tax loss carryforwards of approximately $15.1 million, with carryforward periods that expire starting in 2019. The Company’s capital loss carryforwards of $26.1 million will expire in 2012.

No provision has been recorded for unremitted earnings of foreign subsidiaries as it is the Company’s intention to indefinitely reinvest these earnings of these subsidiaries. Accordingly, at December 31, 2011, the Company had not recorded a deferred tax liability for temporary differences related to investments in its foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences was estimated to be approximately $10.6 million and may become taxable in the U.S. upon a repatriation of assets or a sale or liquidation of the subsidiaries. It is not practical to estimate the related amount of unrecognized tax liability.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2011	2010
Balance at January 1	5,767	6,117
Increases related to current year tax positions	—	198
Increases related to previous year tax positions	395	79
Reductions due to lapse of applicable statute of limitations	(4,945)	(627)

Balance at December 31	$1,217	$5,767

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.1 million and $5.5 million at December 31, 2011 and 2010, respectively. The amount of accrued interest expense included as a liability within the Company’s Consolidated Statements of Financial Position as of December 31, 2011 and 2010 was $0.1 million and $0.4 million, respectively.

As of December 31, 2011, the Company and its significant subsidiaries are subject to examination for the years after 2005 in Brazil, after 2006 in Canada, and after 2007 in the United States. The Company and its subsidiaries are subject to examination in certain states within the United States starting after 2006 and in the remaining states after 2007.

The Company is currently under examination of Federal income tax returns for 2009 in the United States and for 2008 and 2007 in Canada, as well as certain states. The Company does not expect any significant changes to its unrecognized tax benefits in the next 12 months.

Industry Segments

Using the criteria of ASC 280 Segment Reporting, the Company has four operating segments: Material Handling, Lawn and Garden, Distribution and Engineered Products. Each of these operating segments is also a reportable segment under the ASC 280 criteria. None of the reportable segments include operating segments that have been aggregated. Some of these segments contain individual business components that have been aggregated on the basis of common management, customers, products, production processes and other economic characteristics. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up.

The Material Handling Segment includes a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, and storage and organization products. This segment has primary operations conducted in the United States, but also operates in Canada and Brazil. Markets served encompass various niches of industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both direct to end-users and through distributors.

Myers Industries’ Lawn and Garden Segment serves the North American horticultural market with plastic products such as seedling trays, nursery pots, hanging baskets, and custom printed containers, as well as decorative resin planters. Markets/customers include professional growers, greenhouses, nurseries, retail garden centers, mass merchandisers, and consumers.

The Company’s Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment operates domestically through sales offices, and four regional distribution centers in the United States and in foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Canada and Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Consolidated Financial Statements — (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Total sales from foreign business units and export to countries outside the U.S. were approximately $107.0 million, $109.7 million, and $100.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Sales made to customers in Canada accounted for approximately 9% of total net sales in 2011, 10% in 2010 and 10% in 2009. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, consisting primarily of property, plant and equipment, intangible assets and goodwill, were approximately $18.8 million at December 31, 2011 and $27.0 million at December 31, 2010.

	2011	2010	2009
Net Sales
Material Handling	$261,812	$257,806	$254,045
Lawn and Garden	217,140	223,809	220,312
Distribution	183,726	174,917	162,991
Engineered Products	116,243	104,763	86,030
Intra-segment elimination	(23,267)	(23,677)	(21,544)

	$755,654	$737,618	$701,834

Income (Loss) Before Income Taxes
Material Handling	$34,123	$22,577	$13,625
Lawn and Garden	4,226	(74,650)	16,686
Distribution	15,736	15,154	13,660
Engineered Products	10,810	8,865	787
Corporate	(26,486)	(15,762)	(27,621)
Interest expense-net	(4,722)	(7,205)	(8,304)

	$33,687	$(51,021)	$8,833

Identifiable Assets
Material Handling	$164,738	$169,599	$183,435
Lawn and Garden	138,894	136,539	227,274
Distribution	48,100	47,234	43,870
Engineered Products	40,840	41,044	42,770
Corporate	36,185	37,979	12,617

	$428,757	$432,395	$509,966

Capital Additions, Net
Material Handling	$12,165	$8,912	$5,617
Lawn and Garden	6,411	8,017	9,577
Distribution	1,101	332	90
Engineered Products	1,831	1,861	711
Corporate	422	1,411	—

	$21,930	$20,533	$15,995

Depreciation
Material Handling	$14,308	$14,200	$14,668
Lawn and Garden	13,306	12,587	12,916
Distribution	342	271	309
Engineered Products	2,855	3,200	4,831
Corporate	434	370	408

	$31,245	$30,628	$33,132

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-5(e) of the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

John C. Orr	Donald A. Merril
President and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer and Corporate Secretary

Report of Ernst & Young LLP Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Myers Industries, Inc.

We have audited Myers Industries, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Myers Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2011, and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

Akron, Ohio

March 2, 2012

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

For information about the directors of the Company, see the sections titled “Nominees”, “Director Independence”, “Committees of the Board”, Committee Charters and Policies”, Shareholder Nominations of Director Candidates” and “Corporate Governance Policies” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 27, 2012 (“Proxy Statement”), which is incorporated herein by reference.

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

See the sections titled “Security Ownership of Certain Beneficial Owners and Management,” and “Election of Directors” of the Proxy Statement, which are incorporated herein by reference.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders(1)	2,286,278	$9.90	1,603,006
Equity Compensation Plans Not Approved by Security Holders	–0–	–0–	–0–
Total	2,286,278		1,603,006

(1)	This information is as of December 31, 2011 and includes the 2008 Stock Plan and 1999 Incentive Stock Plan.

ITEM 13.	Certain Relationships and Related Transactions

See the sections titled “Policies and Procedures with Respect to Related Party Transactions” and “Director Independence” of the Proxy Statement, which are incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Required information regarding fees paid to and services provided by the Company’s independent auditor and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the section titled “Matters Relating to the Independent Registered Public Accounting Firm” of the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.	(A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firms

Consolidated Statements of Financial Position As of December 31, 2011 and 2010

Consolidated Statements of Income (Loss) For The Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) For The Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows For The Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements For The Years Ended December 31, 2011, 2010 and 2009

15.	(A)(2) Financial Statement Schedules

All other schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15.	(B) Exhibits

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.

3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.

10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.

EXHIBIT INDEX

10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 30, 2009.*

10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.

10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*

10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*

10(f)	Amendment No. 1 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on August 3, 2010.*

10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit 10(g) to Form 10-K filed with the Commission on March 26, 2003.*

10(h)	Severance Agreement between Myers Industries, Inc and John C. Orr effective June 1, 2011. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 7, 2011.*

10(i)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*

10(j)	First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009.*

10(k)	Second Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of March 8, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2010.*

10(l)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(m)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*

10(n)	Employment Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 22, 2009.*

10(o)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 22, 2009.*

10(p)	Amendment to Myers Industries, Inc. Executive Supplemental Retirement Plan (David B. Knowles) effective June 19, 2009. Reference is made to Exhibit 10.3 to Form 8-K filed with the Commission on June 22, 2009.*

10(q)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*

10(r)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed wit the Commission on March 16, 2006.*

EXHIBIT INDEX

10(s)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006.Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*

10(t)	Third Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chas Bank, National Association, as Agent, dated as of November 19, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on November 23, 2010.

10(u)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

10(v)	Amendment to the Myers Industries, Inc Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2011. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 7, 2011.*

14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.

14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.

21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31(b)	Certification of Donald A. Merril, Senior Vice President, Chief Financial Officer and Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32	Certifications of John C. Orr, President and Chief Executive Officer, and Donald A. Merril, Senior Vice President, Chief Financial Officer and Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 2, 2012, formatted in XBRL includes: (i) Consolidated Statements of Financial Position at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) For the fiscal periods ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal period ended December 31, 2011, and (v) the Notes to Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.
**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.

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

SIGNATURE	TITLE	DATE

/s/ Donald A. Merril DONALD A. MERRIL	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 2, 2012

/s/ William A. Foley WILLIAM A. FOLEY	Director	March 2, 2012

/s/ Vincent Byrd VINCENT BYRD	Director	March 2, 2012

/s/ Robert A. Stefanko ROBERT A. STEFANKO	Director	March 2, 2012

/s/ Richard P. Johnston RICHARD P. JOHNSTON	Director	March 2, 2012

/s/ Edward W. Kissel EDWARD W. KISSEL	Director	March 2, 2012

/s/ Sarah R. Coffin SARAH R. COFFIN	Director	March 2, 2012

/s/ John C. Orr JOHN C. ORR	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2012

/s/ John B. Crowe JOHN B. CROWE	Director	March 2, 2012

/s/ Robert B. Heisler, Jr. ROBERT B. HEISLER, JR.	Director	March 2, 2012