Form 10-Q
period 2012-03-31
MYERS INDUSTRIES INC
filed 2012-04-30
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer  ☒                Non-accelerated filer  ☐                Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 23, 2012
Common Stock, without par value	33,514,659 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Information

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except share data)

	For The Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$198,789	$195,507
Cost of sales	140,791	141,416

Gross profit	57,998	54,091

Selling, general and administrative expenses	40,881	41,723

Operating income	17,117	12,368

Interest expense, net	1,081	1,237

Income before income taxes	16,036	11,131

Income tax expense	6,051	4,412

Net income	$9,985	$6,719

Comprehensive income	$12,002	$8,529

Income per common share:
Basic	$0.30	$0.19

Diluted	$0.29	$0.19

Dividends declared per share	$0.08	$0.07

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position

(Dollars in thousands)

Assets	March 31, 2012	December 31, 2011
	(Unaudited)
Current Assets
Cash	$3,296	$6,801
Accounts receivable-less allowances of $3,238 and $3,863, respectively	114,786	105,830

Inventories
Finished and in-process products	71,058	67,721
Raw materials and supplies	31,843	27,496

	102,901	95,217

Prepaid expenses	7,204	5,415
Deferred income taxes	5,189	5,189

Total Current Assets	233,376	218,452

Other Assets
Goodwill	44,788	44,666
Patents and other intangible assets	16,770	17,267
Other	7,371	7,438

	68,929	69,371
Property, Plant and Equipment, at Cost
Land	4,501	4,540
Buildings and leasehold improvements	58,220	58,299
Machinery and equipment	414,298	412,704

	477,019	475,543
Less allowances for depreciation and amortization	(341,006)	(334,609)

Property, plant and equipment, net	136,013	140,934

	$438,318	$428,757

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position

(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	March 31, 2012	December 31, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$58,846	$64,717
Accrued expenses
Employee compensation	13,395	20,566
Income taxes	7,561	3,379
Taxes, other than income taxes	2,539	2,729
Accrued interest	830	161
Other	19,531	18,799
Current portion of long-term debt	305	305

Total Current Liabilities	103,007	110,656

Long-term debt, less current portion	79,845	73,725
Other liabilities	14,929	14,343
Deferred income taxes	23,984	23,893

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	-0-	-0-
Common Shares, without par value (authorized 60,000,000 shares; outstanding 33,460,491 and 33,420,488; net of treasury shares of 4,318,641 and 4,492,169, respectively)	20,336	20,312
Additional paid-in capital	266,090	265,000
Accumulated other comprehensive income	9,311	7,294
Retained deficit	(79,184)	(86,466)

Total Shareholders’ Equity	216,553	206,140

Total Liabilities and Shareholders’ Equity	$438,318	$428,757

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

	March 31, 2012	March 31, 2011
Cash Flows From Operating Activities
Net income	$9,985	$6,719

Items not affecting use of cash:
Depreciation	7,545	8,007
Impairment charges and asset write-offs	-0-	252
Amortization of other intangible assets	757	736
Non-cash stock compensation	667	636
(Recovery of) provision for loss on accounts receivable	(627)	1,643
Deferred taxes	(32)	(40)
Other long-term liabilities	586	848
Gain on sale of property, plant and equipment	(224)	-0-
Other	50	50
Cash flow provided by (used for) working capital:
Accounts receivable	(7,679)	(18,350)
Inventories	(7,089)	(8,026)
Prepaid expenses	(1,726)	2,120
Accounts payable and accrued expenses	(8,623)	4,997

Net cash used for operating activities	(6,410)	(408)

Cash Flows From Investing Activities
Additions to property, plant and equipment	(3,138)	(2,540)
Proceeds from sale of property, plant and equipment	1,332	-0-
Other	(3)	857

Net cash used for investing activities	(1,809)	(1,683)

Cash Flows From Financing Activities
Repayment of long term debt	(305)	-0-
Net borrowing on credit facility	6,262	6,577
Cash dividends paid	(2,316)	(2,270)
Proceeds from issuance of common stock	397	31

Net cash provided by financing activities	4,038	4,338

Foreign Exchange Rate Effect on Cash	676	101

Net (decrease) increase in cash	(3,505)	2,348
Cash at January 1	6,801	4,705

Cash at March 31	$3,296	$7,053

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2012

(Dollars in thousands, except per share data)

			Accumulative
		Additional	Other	Retained
	Common	Paid-In	Comprehensive	Income
	Stock	Capital	Income	(Deficit)
Balance at January 1, 2012	$20,312	$265,000	$7,294	$(86,466)
Net income	-0-	-0-	-0-	9,985
Other comprehensive income	-0-	-0-	2,017	-0-
Common stock issued	22	375	-0-	-0-
Stock based compensation	-0-	667	-0-	-0-
Stock contribution	2	48	-0-	-0-
Dividends declared—$.08 per share	-0-	-0-	-0-	(2,703)

Balance at March 31, 2012	$20,336	$266,090	$9,311	$(79,184)

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except where otherwise indicated)

(Unaudited)

Summary of Significant Accounting Policies

Basis of Presentation

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

In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2012.

Reclassification

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified in conformity with generally accepted accounting principles to conform to the current year’s presentation.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. ASU No. 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or two separate but consecutive statements. The update eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements, as this guidance simply modifies the presentation of other comprehensive income previously disclosed in the financial statements.

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

The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $35 million fixed rate senior notes was estimated at $37.5 million at March 31, 2012 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.

Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

Accumulated Other Comprehensive Income

The balances in the Company’s accumulated other comprehensive income as of March 31, 2012 and March 31, 2011 are as follows:

			Accumulated
		Defined	other
	Foreign	benefit	comprehensive
(In thousands)	currency	pension plans	income
Balance at January 1, 2011	$12,234	$(2,070)	$10,164
Current-period other comprehensive income	1,810	-0-	1,810

Balance at March 31, 2011	$14,044	$(2,070)	$11,974

Balance at January 1, 2012	$9,994	$(2,700)	$7,294
Current-period other comprehensive income	1,385	-0-	1,385
Tax effect of pension liability from prior periods	-0-	632	632

Balance at March 31, 2012	$11,379	$(2,068)	$9,311

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

Inventories

Approximately twenty percent of the Company’s inventories use the last in first out (LIFO) method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, estimated interim results are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of the first quarter ended March 31.

Acquisitions

In 2011, the Company acquired tooling assets and intellectual property for a new reusable plastic container used in producing, shipping and processing bulk natural cheese from Material Improvements L.P. The total purchase price was $5.7 million, comprised of a $1.1 million cash payment and $4.6 million contingent consideration. The allocation of purchase price included $0.3 million of property, plant and equipment, amortizable intangible assets, which included $1.3 million in technology and $0.2 million for trade name, and $3.9 million in goodwill. These assets and liabilities incurred were recorded at estimated fair value as of the date of the acquisition using primarily level 3 inputs. The operating results of the business acquired are included in our Material Handling Segment.

Goodwill

The Company is required to test for impairment on at least an annual basis. In addition, the Company tests for impairment whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit are below its carrying amount. Such events may include, but are not limited to, significant changes in economic and competitive conditions, the impact of the economic environment on the Company's customer base or its businesses, or a material negative change in its relationships with significant customers. The Company last conducted its annual impairment assessment as of October 1.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350), effective for fiscal years beginning after December 15, 2011. The update gives companies the option to perform a qualitative assessment that may enable them to forgo the annual two-step test for impairment. ASU No. 2011-08 allows a qualitative assessment to first be performed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a company concludes that this is the case, it must perform the two-step test. Otherwise a company does not have to perform the two-step test. The ASU also includes a revised list of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company conducted its annual impairment assessment as of October 1, 2011 which included adoption of this guidance.

The change in goodwill for the three months ended March 31, 2012 was as follows:

(In thousands)

			Foreign
	Balance at		Currency		Balance at
Segment	January 1, 2012	Acquisitions	Translation	Impairment	March 31, 2012
Distribution	$214	$-0-	$-0-	$-0-	$214
Engineered Products	707	-0-	-0-	-0-	707
Material Handling	34,279	-0-	-0-	-0-	34,279
Lawn and Garden	9,466	-0-	122	-0-	9,588

Total	$44,666	$-0-	$122	$-0-	$44,788

Net Income Per Common Share

Net income per common share, as shown on the Condensed Consolidated Statements of Income and Comprehensive Income, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	Three Months Ended
	March 31,
	2012	2011
Weighted average common shares outstanding
Basic	33,439,012	35,320,589
Dilutive effect of stock options and restricted stock	473,153	130,034

Weighted average common shares outstanding diluted	33,912,165	35,450,623

Options to purchase 217,500 and 1,767,454 shares of common stock that were outstanding at March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and their effect would be anti-dilutive.

Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(In thousands)	2012	2011
Interest paid	$296	$508
Income taxes paid	$2,455	$68

Restructuring

During the quarter ended March 31, 2012, the Company recorded net expenses of $0.5 million in selling, general and administrative (“SG&A”) and $0.1 million in cost of goods sold for costs associated with restructuring plans including non-cancelable lease obligations, severance, consulting and other related charges. Estimated lease obligations associated with closed facilities were based on level 2 inputs.

In the quarter ended March 31, 2012, restructuring costs of $0.2 million for severance and personnel costs and $0.3 million for consulting and non-cancelable lease costs were recorded for the Distribution Segment. In addition, $0.1 million of restructuring charges were recorded in the Engineered Products Segment related to non-cancelable lease costs.

In the quarter ended March 31, 2011, the Company recorded $0.6 million of restructuring costs which included charges of $0.3 million related to the Distribution Segment and a $0.3 million for an impairment related to an idle Lawn and Garden manufacturing facility. Impairment charges for property, plant and equipment were based on appraisals or estimated market values of similar assets which are considered level 2 inputs.

The amounts for severance and other exit costs associated with restructuring are included in Other Accrued Expenses on the accompanying Condensed Consolidated Statements of Financial Position.

	Severance
	and	Other
(Dollars in thousands)	Personnel	Exit Costs	Total
Balance at January 1, 2012	$—	$605	$605
Provision	239	279	518
Less: Payments	(239)	(316)	(555)

Balance at March 31, 2012	$—	$568	$568

As a result of restructuring activity including plant closures, approximately $5.7 million of property, plant and equipment has been classified as held for sale as of both March 31, 2012 and December 31, 2011, and is included in other assets in the Condensed Consolidated Statements of Financial Position. The Company is actively pursuing disposal including the sale of these facilities.

Stock Compensation

The Company’s 2008 Incentive Stock Plan (the “2008 Plan”) authorizes the Compensation Committee of the Board of Directors to issue up to 3,000,000 shares of various types of stock based awards including stock options, restricted stock and stock appreciation rights to key employees and directors. In general, options granted and outstanding vest over a three period and expire ten years from the date of grant.

Stock compensation expense reduced income before taxes approximately $0.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. These expenses are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at March 31, 2012 was approximately $5.0 million, which will be recognized over the next three years.

On March 2, 2012, stock options for 323,200 shares were granted with a three year vesting period. The fair value of options granted is estimated using a binomial lattice option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield is based on the Company's historical dividend yield. The expected volatility is derived from historical volatility of the Company's shares and those of similar companies measured against the market as a whole.

Model
Risk free interest rate	2.00%
Expected dividend yield	2.20%
Expected life of award (years)	5.4
Expected volatility	50.00%
Fair value per option share	$4.93

The following table provides a summary of stock option activity for the period ended March 31, 2012:

		Average	Weighted
		Exercise	Average
	Shares	Price	Life
Outstanding at January 1, 2012	1,997,778	$11.33
Options Granted	323,200	12.96
Options Exercised	(35,996)	10.86
Cancelled or Forfeited	(14,216)	10.05

Outstanding at March 31, 2012	2,270,766	$11.58	6.99 years

Exercisable at March 31, 2012	1,604,460	$11.59

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $94 and $1, respectively.

On March 2, 2012, 90,495 shares of restricted stock were granted with a three year vesting period. The restricted stock had a grant date fair value of $12.96 per share, which was the closing price of the common stock on the date of grant.

The following table provides a summary of restricted stock activity for the period ended March 31, 2012:

		Average
		Grant-Date
	Shares	Fair Value
Unvested shares at January 1, 2012	288,500
Granted	90,495	$12.96
Vested	—	—
Forfeited	(5,000)	10.03

Unvested shares at March 31, 2012	373,995	$11.01

The restricted stock awards are rights to receive shares of common stock, subject to forfeiture and other restrictions, which generally vest over a three to four year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted shares are valued on the grant date based on the price issued. At March 31, 2012, shares of restricted stock had vesting periods up through March 2015.

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

Based on current available information, management believes that the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, cash flows or overall trends in our results of operations. However, these matters are subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the consolidated financial position and results of operations of the period in which the ruling occurs, or in future periods.

Retirement Plans

The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s frozen defined benefit pension plan (“The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02”) provides benefits primarily based upon a fixed amount for each year of service as defined.

Net periodic pension cost for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31,
	2012	2011
Service cost	$18	$18
Interest cost	72	76
Expected return on assets	(77)	(77)
Amortization of actuarial net loss	25	16

Net periodic pension cost	$38	$33

Company contributions	$76	$76

Effective January 1, 2012, the Company changed its profit sharing and 401(k) plan which includes an increase in the Company’s matching contributions and the frequency of the Company’s match. The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain participating senior executives with retirement benefits in addition to amounts payable under the profit sharing plan. Expense related to the SERP was approximately $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. The SERP liability is based on the discounted present value of expected future benefit payments using a discount rate of 4.50%. The SERP liability was approximately $4.6 million at March 31, 2012 and $4.5 million at December 31, 2011, and is included in accrued employee compensation and other long-term liabilities on the accompanying Condensed Consolidated Statements of Financial Position. The SERP is unfunded.

Income Taxes

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.5 million at March 31, 2012 and $1.1 million at December 31, 2011. The recognition of $0.6 million of previously reserved tax benefits was based on the Company’s determination that various state and federal tax issues have been effectively settled in the quarter ended March 31, 2012. The impact of these tax benefits in the quarter ended March 31, 2012 was essentially offset by tax expense on pension liability previously recognized in other comprehensive income. The amount of accrued interest expense included as a liability within the Company’s Condensed Consolidated Statements of Financial Position as of March 31, 2012 and December 31, 2011 was $0.1 million.

As of March 31, 2012, the Company and its significant subsidiaries are subject to examination for the years after 2005 in Brazil, after 2006 in Canada, and after 2007 in the United States. The Company and its subsidiaries are subject to examination in certain states within the United States starting after 2006 and in the remaining states after 2007.

The Company is currently under examination of Federal income tax returns for 2009 and 2010 in the United States and for 2008 and 2007 in Canada, as well as certain states. The Company does not expect any significant changes to its unrecognized tax benefits in the next 12 months.

Industry Segments

Using the criteria of ASC 280 Segment Reporting, the Company has four operating segments: Material Handling, Lawn and Garden, Distribution and Engineered Products. Each of these operating segments is also a reportable segment under the ASC 280 criteria. None of the reportable segments include operating segments that have been aggregated. Some of these segments contain individual business components that have been aggregated on the basis of common management, customers, products, production processes and economic characteristics. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up.

Income before income taxes for each business segment is based on net sales less cost of products sold, and the related selling, administrative and general expenses. In computing business segment operating income, general corporate overhead expenses and interest expenses are not included.

	Three Months Ended March 31,
Net Sales	2012	2011
Material Handling	$65,221	$65,730
Lawn and Garden	59,184	67,154
Distribution	42,738	41,634
Engineered Products	37,227	27,925
Intra-segment elimination	(5,581)	(6,936)

Net Sales	$198,789	$195,507

	Three Months Ended March 31,
Income Before Income Taxes	2012	2011
Material Handling	$13,150	$10,261
Lawn and Garden	1,218	3,878
Distribution	3,511	3,072
Engineered Products	4,591	2,789
Corporate	(5,353)	(7,632)
Interest expense-net	(1,081)	(1,237)

Income before income taxes	$16,036	$11,131

ITEM 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition

Comparison of the First Quarter of 2012 to the First Quarter of 2011

Net Sales:

	Quarter Ended
(dollars in millions)	March 31,
Segment	2012	2011	Change	% Change
Material Handling	$65.2	$65.7	$(0.5)	(1%)
Lawn and Garden	$59.2	$67.2	$(8.0)	(12%)
Distribution	$42.7	$41.6	$1.1	3%
Engineered Products	$37.2	$27.9	$9.3	33%
Intra-segment elimination	$(5.5)	$(6.9)	$1.4	21%

TOTAL	$198.8	$195.5	$3.3	2%

Net sales in the first quarter of 2012 were $198.8 million, an increase of $3.3 million or 2% compared to the prior year. Sales increased in our Engineered Products and Distribution Segments, which were somewhat mitigated by reduced sales in our Lawn and Garden and Material Handling Segments. Overall, higher sales volume of $2.4 million driven by our growth and innovation initiative and improved pricing of $1.4 million, were partially offset by unfavorable foreign currency translation of $0.5 million.

Net sales in the Material Handling Segment decreased $0.5 million or 1% in the first quarter of 2012 compared to the same quarter in 2011. Lower sales in the manufacturing and automotive markets more than offset higher sales in food processing and agricultural markets resulting in a reduction in volume of $0.6 million. The decrease in current quarter net sales included $0.1 million from the effect of unfavorable foreign currency translation, while improved pricing actions in response to higher raw material costs and customer mix added $0.2 million in sales quarter over quarter.

Net sales in the Lawn and Garden Segment in the first quarter of 2012 were down $8.0 million or 12% compared to the first quarter of 2011. The decrease in net sales primarily reflected lower volume of $8.5 million resulting from the effect of accelerating sales in the fourth quarter of 2011 and a build of customer inventories due to the prolonged effect of the weak growing season in 2011. The lower sales volumes along with $0.3 million from the effect of unfavorable foreign currency translation were partially offset by $0.8 million from favorable pricing actions taken to offset rising raw material costs.

Net sales in the Distribution Segment increased $1.1 million or 3% in the first quarter of 2012 compared to the first quarter of 2011. Increased sales were due to favorable product mix and higher volume from new products and service offerings which more than offset a decline in equipment sales in the first quarter of 2012 compared to the first quarter of 2011.

In the Engineered Products Segment, net sales in the first quarter of 2012 increased $9.3 million, or 33% compared to the prior year. Net sales increased due to higher sales volumes of $8.9 million driven by strong demand in the transplant automotive, marine and custom markets. Higher selling prices of $0.4 million also contributed to the stronger sales performance.

Cost of Sales & Gross Profit:

	Quarter Ended
(dollars in millions)	March 31,
Cost of Sales and Gross Profit	2012	2011
Cost of sales	$140.8	$141.4
Gross profit	$58.0	$54.1
Gross profit as a percentage of sales	29.2%	27.7%

Gross margin expansion in the first quarter of 2012 compared to the same quarter of 2011 was largely the result of cost reductions generated by the Company’s operations excellence initiatives combined with favorable product mix. Purchasing actions taken in the first quarter of 2012 for certain raw materials contributed to additional cost savings year over year.

Selling, General and Administrative Expenses:

	Quarter Ended
(dollars in millions)	March 31,
SG&A Expenses	2012	2011	Change
SG&A expenses	$40.9	$41.7	$(0.8)
SG&A expenses as a percentage of sales	20.6%	21.3%

Selling, general and administrative (“SG&A”) expenses decreased $0.8 million compared to the first quarter of 2011. SG&A was impacted by a reduction in bad debt expense of $2.2 million attributable primarily to recording a $1.4 million expense in 2011 and recovery of $1.1 million of the amount in 2012, as amounts have been received for that one specific customer. The decrease in SG&A was offset by additional expenses of $1.5 million for employee benefits principally related to hospitalization, and higher selling and administrative costs. SG&A expense for the first quarter of 2012 also included restructuring charges of $0.5 million for severance, consulting and lease obligation costs. Restructuring charges in the first quarter of 2011 included $0.3 million for consulting and lease obligations.

Impairment Charges:

In the first quarter of 2011, there was an impairment charge of $0.3 million, included in SG&A, related to a closed manufacturing facility in the Lawn and Garden Segment.

Interest Expense:

	Quarter Ended
(dollars in millions)	March 31,
Net Interest Expense	2012	2011	Change	% Change
Net interest expense	$1.1	$1.2	$(0.1)	(13%)
Outstanding borrowings	$80.2	$90.8	$(10.6)	(12%)
Average borrowing rate	5.61%	4.98%

Net interest expense in the first quarter of 2012 was $1.1 million, a decrease of 13% compared to the prior year. Lower borrowing levels more than offset a higher average interest rate.

Income Before Taxes:

	Quarter Ended
(dollars in millions)	March 31,
Segment	2012	2011	Change
Material Handling	$13.2	$10.3	$2.9
Lawn and Garden	$1.2	$3.9	$(2.7)
Distribution	$3.5	$3.1	$0.4
Engineered Products	$4.6	$2.8	$1.8
Corporate and interest	$(6.5)	$(9.0)	$2.5

TOTAL	$16.0	$11.1	$4.9

Income before taxes for the quarter ended March 31, 2012 was $16.0 million, an improvement of $4.9 million compared to $11.1 million in the first quarter of 2011. The increase was primarily due to lower manufacturing and raw material costs resulting from our operations excellence initiatives, and a more favorable product mix on slightly higher net sales.

Income Taxes:

	Quarter Ended
(dollars in millions)	March 31,
Consolidated Income Taxes	2012	2011
Income before taxes	$16.0	$11.1
Income taxes	$6.1	$4.4
Effective tax rate	37.7%	39.6%

The effective tax rate was 37.7% for the first quarter of 2012 compared to 39.6% in the prior year. The lower effective tax rate in 2012 is attributable to changes in the mix of domestic and foreign composition of income and foreign tax rate differences as well as increased benefits from the estimated domestic production deduction for the current year. In the quarter ended March 31, 2012, the reversal of approximately $0.6 million of previously unrecognized tax benefits was offset by tax expense on pension liability recognized in other comprehensive income in a prior period.

Financial Condition & Liquidity and Capital Resources

Cash used for operating activities was $6.4 million for the three months ended March 31, 2012 compared to cash used of $0.4 million for the three months ended March 31, 2011. The increased use of cash during the quarter was primarily related to the seasonal build of working capital. Cash used for working capital increased by $5.9 million for the three months ended March 31, 2012 compared to the prior year attributable to higher inventory and cash used for payments on accounts payable and accrued expenses. The Company utilized its line of credit to fund the additional cash requirements. Net income was $10.0 million for the three months ended March 31, 2012 compared to $6.7 million for the three months ended March 31, 2011. Non-cash charges including depreciation and impairment charges were $8.3 million for the three months ended March 31, 2012 compared to $9.0 million for the three months ended March 31, 2011.

Capital expenditures for the three months ended March 31, 2012 were $3.1 million and for the full year are expected to be approximately $30 million. In the three months ended March 31, 2012, the Company received approximately $1.3 million in cash proceeds from the sale of a warehouse, equipment and molds. In addition, the Company paid dividends of $2.3 million in both the three months ended March 31, 2012 and 2011.

Total debt at March 31, 2012 was approximately $80.2 million compared with $74.0 million at December 31, 2011. The Company’s 2010 Credit Agreement provides available borrowing up to $180 million, reduced for letters of credit issued, and, as of March 31, 2012, there was $129.0 million available under this agreement. As of March 31, 2012, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio, defined as earnings before interest and taxes divided by interest expense, and a leverage ratio, defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended March 31, 2012 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	9.95
Leverage Ratio	3.25 to 1 (maximum)	1.09

The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including strategic initiatives, capital expenditures, dividends, working capital, and debt service into the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at March 31, 2012, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.4 million annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of March 31, 2012, the Company had no foreign currency arrangements or contracts in place.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

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

ITEM 6.	Exhibits

(a) Exhibits

Exhibit Index

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.

3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit (3)(b) to Form 10-K filed with the Commission on March 26, 2003.

10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.

10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 30, 2009.*

10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March 19, 2004.

10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*

10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*

10(f)	Amendment No. 1 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on August 3, 2010.*

10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit 10(g) to Form 10-K filed with the Commission on March 26, 2003.*

10(h)	Severance Agreement between Myers Industries, Inc and John C. Orr effective June 1, 2011. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 7, 2011.*

10(i)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*

10(j)	First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009.*

10(k)	Second Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of March 8, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2010.*

10(l)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(m)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*

10(n)	Employment Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 22, 2009.*

10(o)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 22, 2009.*

10(p)	Amendment to Myers Industries, Inc. Executive Supplemental Retirement Plan (David B. Knowles) effective June 19, 2009. Reference is made to Exhibit 10.3 to Form 8-K filed with the Commission on June 22, 2009.*

10(q)	Employment Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006. Reference is made to Exhibit 10(k) to Form 10-K filed with the Commission on March 16, 2006.*

10(r)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (Donald A. Merril) dated January 24, 2006. Reference is made to Exhibit 10(l) to Form 10-K filed wit the Commission on March 16, 2006.*

10(s)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and Donald A. Merril dated January 24, 2006.Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 16, 2006.*

10(t)	Third Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, National Association, as Agent, dated as of November 19, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on November 23, 2010.

10(u)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

10(v)	Amendment to the Myers Industries, Inc Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2011. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 7, 2011.*

14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.

14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.

21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.

31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Donald A. Merril, Senior Vice President, Chief Financial Officer and Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of John C. Orr, President and Chief Executive Officer, and Donald A. Merril, Senior Vice President, Chief Financial Officer and Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on April 30, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income and Comprehensive Income For the fiscal periods ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the fiscal period ended March 31, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.
**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2012	By:	/s/ Donald A. Merril
Donald A. Merril
Senior Vice President, Chief Financial Officer and Corporate Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)