Form 10-Q
period 2012-06-30
MYERS INDUSTRIES INC
filed 2012-07-31
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2012
Common Stock, without par value	33,739,541 shares

Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)	1

Condensed Consolidated Statements of Financial Position	2

Condensed Consolidated Statements of Cash Flows (Unaudited)	4

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20

Item 4. Controls and Procedures	20

Part II — Other Information

Item 1. Legal Proceedings	21

Item 6. Exhibits	21

Signature	21

Exhibit 21
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

Item 1. Financial Statements
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$181,101	$177,266	$379,890	$372,773
Cost of sales	133,737	132,772	274,528	274,188
Gross profit	47,364	44,494	105,362	98,585
Selling, general and administrative expenses	37,372	35,821	78,253	77,543
Operating income	9,992	8,673	27,109	21,042
Interest expense, net	1,054	1,153	2,135	2,391
Income before income taxes	8,938	7,520	24,974	18,651
Income tax expense	3,280	2,862	9,331	7,274
Net income	$5,658	$4,658	$15,643	$11,377
Comprehensive income	$5,046	$5,482	$17,048	$14,011
Income per common share:
Basic	$0.17	$0.13	$0.47	$0.32
Diluted	$0.17	$0.13	$0.46	$0.32
Dividends declared per share	$0.08	$0.07	$0.16	$0.14

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Position
(Dollars in thousands)

Assets	June 30, 2012	December 31, 2011
	(Unaudited)
Current Assets
Cash	$35,612	$6,801
Accounts receivable-less allowances of $2,346 and $3,863, respectively	96,386	105,830
Inventories
Finished and in-process products	75,362	67,721
Raw materials and supplies	32,110	27,496
	107,472	95,217

Prepaid expenses	9,081	5,415
Deferred income taxes	5,189	5,189
Total Current Assets	253,740	218,452
Other Assets
Goodwill	44,688	44,666
Patents and other intangible assets	15,934	17,267
Other	7,434	7,438
	68,056	69,371
Property, Plant and Equipment, at Cost
Land	4,452	4,540
Buildings and leasehold improvements	57,886	58,299
Machinery and equipment	413,552	412,704
	475,890	475,543
Less allowances for depreciation and amortization	(342,491)	(334,609)
Property, plant and equipment, net	133,399	140,934
	$455,195	$428,757

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Position
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	June 30, 2012	December 31, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$58,888	$64,717
Accrued expenses
Employee compensation	14,711	20,566
Income taxes	204	3,379
Taxes, other than income taxes	1,524	2,729
Accrued interest	178	161
Other	16,222	18,799
Current portion of long-term debt	305	305
Total Current Liabilities	92,032	110,656
Long-term debt, less current portion	101,820	73,725
Other liabilities	15,129	14,343
Deferred income taxes	23,896	23,893
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 33,735,567 and 33,420,488; net of treasury shares of 4,084,890 and 4,492,169, respectively)	20,473	20,312
Additional paid-in capital	269,267	265,000
Accumulated other comprehensive income	8,699	7,294
Retained deficit	(76,121)	(86,466)
Total Shareholder's Equity	222,318	206,140
Total Liabilities and Shareholder's Equity	$455,195	$428,757

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2012 and 2011
(Dollars in thousands)

	June 30, 2012	June 30, 2011
Cash Flows From Operating Activities
Net income	$15,643	$11,377
Items not affecting use of cash:
Depreciation	14,737	16,064
Impairment charges and asset write-offs	—	252
Amortization of intangible assets	1,514	1,474
Non-cash stock compensation	1,556	1,607
(Recovery of) provision for loss on accounts receivable	(1,178)	1,773
Deferred taxes	(18)	(70)
Other long-term liabilities	785	804
Gain on sale of property, plant and equipment	(558)	—
Other	50	50
Cash flow provided by (used for) working capital:
Accounts receivable	10,384	(4,281)
Inventories	(12,285)	(9,247)
Prepaid expenses	(3,743)	903
Accounts payable and accrued expenses	(18,967)	(11,955)
Net cash provided by operating activities	7,920	8,751
Cash Flows From Investing Activities
Additions to property, plant and equipment	(8,386)	(5,765)
Proceeds from sale of property, plant and equipment	1,805	—
Other	(149)	848
Net cash used for investing activities	(6,730)	(4,917)
Cash Flows From Financing Activities
Repayment of long term debt	(305)	(305)
Net borrowing on credit facility	28,374	6,857
Cash dividends paid	(4,967)	(4,715)
Proceeds from issuance of common stock	2,822	70
Repurchase of common stock	—	(3,722)
Net cash provided by (used for) financing activities	25,924	(1,815)
Foreign Exchange Rate Effect on Cash	1,697	212
Net increase in cash	28,811	2,231
Cash at January 1	6,801	4,705
Cash at June 30	$35,612	$6,936

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2012
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income (Deficit)
Balance at January 1, 2012	$20,312	$265,000	$7,294	$(86,466)
Net income	—	—	—	15,643
Other comprehensive income	—	—	1,405	—
Common stock issued	159	2,663	—	—
Stock based compensation	—	1,556	—	—
Stock contribution	2	48	—	—
Dividends declared — $.16 per share	—	—	—	(5,298)
Balance at June 30, 2012	$20,473	$269,267	$8,699	$(76,121)

See notes to unaudited condensed consolidated financial statements.

Part 1 - Financial Information
Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

Statement of Accounting Policy
The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2012, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2012.
Reclassification
Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified in conformity with generally accepted accounting principles to conform to the current year’s presentation.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. ASU No. 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or two separate but consecutive statements. The update eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU No. 2011-05 was effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements as this guidance modifies presentation of other comprehensive income already disclosed in the financial statements.
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

Part 1 - Financial Information
Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $35.0 million fixed rate senior notes was estimated at $36.8 million at June 30, 2012 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.
Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.
Accumulated Other Comprehensive Income
The balances in the Company's accumulated other comprehensive income as of June 30, 2012 and June 30, 2011 are as follows:

			Accumulated
		Defined	other
	Foreign	benefit	comprehensive
	currency	pension plan	income
Balance at January 1, 2011	$12,234	$(2,070)	$10,164
Current-period other comprehensive income	1,810	—	1,810
Balance at March 31, 2011	$14,044	$(2,070)	$11,974
Current-period other comprehensive income	824	—	824
Balance at June 30, 2011	$14,868	$(2,070)	$12,798

Balance at January 1, 2012	$9,994	$(2,700)	$7,294
Current-period other comprehensive income	1,385	—	1,385
Tax effect of pension liability from prior periods	—	632	632
Balance at March 31, 2012	$11,379	$(2,068)	$9,311
Current-period other comprehensive income	(612)	—	(612)
Balance at June 30, 2012	$10,767	$(2,068)	$8,699

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

Part 1 - Financial Information
Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

Acquisitions
The Company acquired Plasticos Novel do Nordeste S. A. ("Novel"), a Brazil-based designer and also manufacturer of reusable plastic crates and totes used for closed-loop shipping and storage, effective as of July 1, 2012. Novel produces a diverse range of plastic industrial safety products. With strong relationships with major international companies in its markets, Novel complements Myers Industries' existing material handling business in Brazil and aligns with the Company's geographic growth strategy. The purchase price was $27.5 million, which includes the assumption of debt outstanding as of the acquisition date, assumed liabilities and is subject to post-closing adjustments. The Company borrowed from its credit facility at the end of the second quarter 2012 to fund the Novel acquisition in early July. Novel's 2012 net sales are projected to be approximately $38 million. The results of Novel will be integrated into our Material Handling Segment as of July 1, 2012. The Company is currently assessing the fair value of assets and liabilities acquired. The acquisition of Novel was determined not to be significant in accordance with SEC regulations and does not require separate pro-forma financial disclosure.
In July 2011, the Company acquired tooling assets and intellectual property for a new reusable plastic container used in producing, shipping and processing bulk natural cheese from Material Improvements L.P. The total purchase price was $5.7 million, comprised of a $1.1 million cash payment and $4.6 million contingent consideration. The allocation of purchase price included $0.3 million of property, plant and equipment, amortizable intangible assets, which included $1.3 million in technology and $0.2 million for trade name, and $3.9 million in goodwill. These assets and liabilities incurred were recorded at estimated fair value as of the date of the acquisition using primarily level 3 inputs. The operating results of the business acquired have been included in our Material Handling Segment since the date of acquisition.

Goodwill
The Company is required to test for impairment on at least an annual basis. In addition, the Company tests for impairment whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Such events may include, but are not limited to, significant changes in economic and competitive conditions, the impact of the economic environment on the Company's customer base or its businesses, or a material negative change in its relationships with significant customers. The Company conducts its annual impairment assessment as of October 1.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), effective for fiscal years beginning after December 15, 2011. The update gives companies the option to perform a qualitative assessment that may enable them to forgo the annual two-step test for impairment. ASU No. 2011-08 allows a qualitative assessment to first be performed to determine whether it is more likely than not that the fair value of a reporting units is less than its carrying value. If a company concludes that this is the case, it must perform the two-step test. Otherwise a company does not have to perform the two-step test. The ASU also includes a revised list of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company conducted its annual impairment assessment as of October 1, 2011 which included adoption of this guidance.
The change in goodwill for the six months ended June 30, 2012 was as follows:

(In thousands) Segment	Balance at January 1, 2012	Acquisitions	Foreign Currency Translation	Impairment	Balance at June 30, 2012
Distribution	$214	$—	$—	$—	$214
Engineered Products	707	—	—	—	707
Material Handling	34,279	—	—	—	34,279
Lawn and Garden	9,466	—	22	—	9,488
Total	$44,666	$—	$22	$—	$44,688

Part 1 - Financial Information
Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

Net Income Per Common Share
Net income per common share, as shown on the Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding
Basic	33,595,637	35,249,616	33,525,444	35,279,504
Dilutive effect of stock options and restricted stock	677,056	—	596,042	156,608
Weighted average common shares outstanding diluted	34,272,693	35,249,616	34,121,486	35,436,112
Options to purchase 212,000 and 227,000 shares of common stock that were outstanding for the three months and six months ended June 30, 2012, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and their effect would be anti-dilutive. Options to purchase 1,172,729 and 1,757,404 shares of common stock that were outstanding for the three and six months ended June 30, 2011, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and their effect would be anti-dilutive.

Supplemental Disclosure of Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Interest paid	$1,612	$1,548	$1,908	$2,057
Income taxes paid	$10,827	$6,304	$13,282	$6,373

Part 1 - Financial Information
Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

Restructuring
During the six months ended June 30, 2012 and 2011, the Company recorded total net expenses of $0.8 million and $1.2 million, respectively, for costs associated with restructuring plans including impairment of property, plant and equipment, lease obligations, severance, consulting and other related charges. Estimated lease obligations associated with closed facilities were based on level 2 inputs.
In the three and six months ended June 30, 2012, the Company recorded net expenses of $0.2 million and $0.6 million, respectively, in selling, general and administrative ("SG&A") expenses and $0.1 million and $0.2 million, respectively, in cost of goods sold for costs associated with restructuring plans including non-cancelable lease obligations, severance, consulting and other related charges.
In the three months ended June 30, 2012, restructuring costs included charges of $0.1 million in the Distribution Segment related to severance and non-cancelable lease costs offset by a gain of $0.3 million on the sale of two facilities. Restructuring charges of $0.1 million for non-cancelable lease obligations were recorded in the Engineered Products Segment. In addition, $0.4 million restructuring charges were recorded in the quarter for the Lawn and Garden Segment related to severance costs.
In the six months ended June 30, 2012, net restructuring costs of $0.2 million were recorded in the Distribution Segment. These costs were related to charges for severance of $0.3 million and consulting and other related charges of $0.2 million offset by a gain of $0.3 million on the sale of three facilities. In the Engineered Products Segment, restructuring charges of $0.2 million were recorded for the six month period ended June 30, 2012 related to non-cancelable lease costs. Lawn and Garden Segment had $0.4 million of restructuring charges through the first six months of 2012 for severance costs incurred.
In the three and six months ended June 30, 2011, the Company recorded expenses of $0.6 million and $1.2 million, respectively, related to restructuring activities. The restructuring costs included charges of $0.5 million and $0.7 million in the three and six months ended June 30, 2011, respectively, related to the Distribution Segment and a $0.3 million in the six months ended June 30, 2011 for an impairment related to an idle Lawn and Garden manufacturing facility. Impairment charges for property, plant and equipment were based on appraisals or estimated market values of similar assets which are considered level 2 inputs. In the Engineered Products Segment, restructuring charges of 0.2 million were recorded for the six month period ended June 30, 2011 related to non-cancelable lease costs.

Part 1 - Financial Information
Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

The amounts for severance and other exit costs associated with restructuring are included in Other Accrued expenses on the accompanying Condensed Consolidated Statements of Financial Position.

	Severance and	Other
(Dollars in thousands)	Personnel	Exit Costs	Total
Balance at January 1, 2012	$—	$605	$605
Provision	651	402	1,053
Less: Payments	(651)	(532)	(1,183)
Balance at June 30, 2012	$—	$475	$475
As a result of restructuring activity including plant closures, approximately $5.7 million of property, plant, and equipment has been classified as held for sale at both June 30, 2012 and December 31, 2011, and is included in other assets in the Condensed Consolidated Statements of Financial Position. The Company is actively pursuing the sale of these facilities.

Stock Compensation
The Company’s 2008 Incentive Stock Plan (the “2008 Plan”) authorizes the Compensation Committee of the Board of Directors to issue up to 3,000,000 shares of various types of stock based awards including stock options, restricted stock and stock appreciation rights to key employees and directors. In general, options granted and outstanding vest over a three year period and expire ten years from the date of grant.
Stock compensation expense reduced income before taxes approximately $0.9 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively. Stock compensation expense reduced income before taxes approximately $1.6 million for both the six month periods ended June 30, 2012 and 2011. These expenses are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited). Total unrecognized compensation cost related to non-vested share based compensation arrangements at June 30, 2012 was approximately $4.3 million which will be recognized over the next three years.
On March 2, 2012, stock options for 323,950 shares were granted with a three year vesting period. The fair value of options granted is estimated using a binomial lattice option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield rate is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

Model
Risk free interest rate	2.00%
Expected dividend yield	2.20%
Expected life of award (years)	5.4
Expected volatility	50.00%
Fair value per option share	$4.93

Part 1 - Financial Information
Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

The following table provides a summary of stock option activity for the period ended June 30, 2012:

	Shares	Average Exercise Price	Weighted Average Life
Outstanding at January 1, 2012	1,997,778	$11.33
Options Granted	323,950	12.96
Options Exercised	(265,662)	10.86
Cancelled or Forfeited	(23,516)	10.05
Outstanding at June 30, 2012	2,032,550	$11.61	6.82 years
Exercisable at June 30, 2012	1,376,244	$11.62
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of all stock options exercised during the six months ended June 30, 2012 and 2011 was approximately $1,380 thousand and $4 thousand, respectively.
On March 2, 2012, 90,495 shares of restricted stock were granted with a three year vesting period. The restricted stock had a grant date fair value of $12.96 per share, which was the closing price of the common stock on the date of grant.
The following table provides a summary of restricted stock activity for the period ended June 30, 2012:

	Shares	Average Grant-Date Fair Value
Unvested shares at January 1, 2012	288,500
Granted	90,495	$12.96
Vested	(40,500)	—
Forfeited	(5,000)	10.03
Unvested shares at June 30, 2012	333,495	$11.01
The restricted stock awards are rights to receive shares of common stock, subject to forfeiture and other restrictions, which generally vest over a three to four year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted shares are valued based on the market price of the underlying shares on the grant date. At June 30, 2012, shares of restricted stock had vesting periods up through March 2015.

Contingencies
The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance.
Other
In October 2009, an employee was fatally wounded while performing maintenance at the Company’s manufacturing facility in Springfield, Missouri. On February 22, 2011, the family of the deceased filed a civil complaint against the manufacturer of the press involved in the incident and the Buckhorn Inc. employee involved in the incident. The Company has been brought into the lawsuit by the plaintiff as an additional defendant. The manufacturer of the press has filed a cross claim for indemnity against Buckhorn. At this time the Company is not able to determine whether this proceeding or the incident will result in legal exposure to the Company, or if any such liability that results would be material to the Company’s financial statements. The Company believes that it has adequate insurance to resolve any claims resulting from this incident.
When management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the

Part 1 - Financial Information
Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

range is more probable of occurrence than another. As additional information becomes available, any potential liability related to these matters will be assessed and the estimates will be revised, if necessary.

Based on current available information, management believes that the ultimate outcome of these matters will not have a material adverse effect on our financial position or overall trends in our results of operations. However, these matters are subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or in future periods.

Retirement Plans
The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s frozen defined benefit pension plan ("The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02") provides benefits primarily based upon a fixed amount for each year of service as defined.
Net periodic pension cost for the three and six months ended June 30, 2012 and 2011, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$18	$18	$35	$36
Interest cost	72	76	144	152
Expected return on assets	(77)	(77)	(153)	(154)
Amortization of actuarial net loss	25	16	50	32
Net periodic pension cost	$38	$33	$76	$66
Company contributions	$123	$76	$199	$152

The Company anticipates contributions totaling $661 to its pension plan in 2012.

Effective January 1, 2012, the Company changed its profit sharing and 401(k) plan which includes an increase in the Company's matching contributions and the frequency of the Company's match. The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company's U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements.

Income Taxes
The total amount of gross unrecognized tax benefits that would reduce the Company's effective tax rates was $0.5 million at June 30, 2012 and $1.1 million at December 31, 2011. The amount of accrued interest expense included as a liability within the Company's Condensed Consolidated Statements of Financial Position as of June 30, 2012 and December 31, 2011 was $0.1 million. In 2012, the Company recognized approximately $0.6 million of previously reserved tax benefits, based on the settlement of various state and federal tax issues. The tax benefit related to this recognition was essentially offset by tax expense on pension liability previously recognized in other comprehensive income.
As of June 30, 2012, the Company and its significant subsidiaries are subject to examination for the years after 2005 in Brazil, after 2006 in Canada, and after 2007 in the United States. The Company and its subsidiaries are subject to examination in certain states within the United States starting after 2006 and in the remaining states after 2007.
The Company is currently under examination of Federal income tax returns for 2009 and 2010 in the United States and for 2008 and 2007 in Canada, as well as certain states. The Company does not expect any significant changes to its unrecognized tax benefits in the next 12 months.

Part 1 - Financial Information
Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

Segment Information
Using the criteria of ASC 280 Segment Reporting, the Company has four operating segments: Material Handling, Lawn and Garden, Distribution, and Engineered Products. Each of these operating segments is also a reportable segment under the ASC 280 criteria.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2012	2011	2012	2011
Material Handling	$60,260	$67,008	$125,481	$132,738
Lawn and Garden	42,482	41,819	101,666	108,973
Distribution	44,188	46,091	86,926	87,725
Engineered Products	38,642	27,897	75,869	55,822
Intra-segment elimination	(4,471)	(5,549)	(10,052)	(12,485)
Net Sales	$181,101	$177,266	$379,890	$372,773

	Three Months Ended June 30,		Six Months Ended June 30,
Income Before Income Taxes	2012	2011	2012	2011
Material Handling	$9,223	$8,396	$22,373	$18,657
Lawn and Garden	(1,942)	(1,619)	(724)	2,259
Distribution	4,298	4,014	7,809	7,087
Engineered Products	4,660	2,591	9,251	5,380
Corporate	(6,247)	(4,709)	(11,600)	(12,341)
Interest expense-net	(1,054)	(1,153)	(2,135)	(2,391)
Income before income taxes	$8,938	$7,520	$24,974	$18,651

Part I - Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Comparison of the Second Quarter of 2012 to the Second Quarter of 2011
Net Sales:

(dollars in millions)	Quarter Ended June 30,
Segment	2012	2011	Change	% Change
Material Handling	$60.3	$67.0	$(6.7)	(10%)
Lawn and Garden	$42.5	$41.8	$0.7	2%
Distribution	$44.2	$46.1	$(1.9)	(4%)
Engineered Products	$38.6	$27.9	$10.7	38%
Intra-segment elimination	$(4.5)	$(5.5)	$1.0	18%
TOTAL	$181.1	$177.3	$3.8	2%

Net sales in the quarter ended June 30, 2012 were $181.1 million, an increase of $3.8 million or 2% compared to the prior year. A significant sales increase in our Engineered Products Segment combined with a modest increase in our Lawn and Garden Segments more than offset reduced sales in our Distribution and Material Handling Segments. Overall, improved pricing of $3.2 million and higher sales volume of $2.5 million driven by our growth and innovation initiatives, were partially offset by unfavorable foreign currency translation of $1.9 million.
Net sales in the Material Handling Segment decreased $6.7 million or 10% in the second quarter of 2012 compared to the same quarter in 2011. A delay in customer orders resulting from a shift in demand from the second quarter to the second half of 2012 was the primary cause of the sales decrease quarter over quarter. Lower sales were recognized in the manufacturing, food processing and agricultural markets but were partially offset by higher sales in the industrial markets resulting in a net reduction in volume of $8.7 million. The decrease in current quarter net sales also included a $1.0 million impact of unfavorable foreign currency translations. Offsetting these sales declines was improved pricing actions and customer mix that added $3.0 million in sales quarter over quarter.
Net sales in the Lawn and Garden Segment in the second quarter of 2012 increased $0.7 million or 2% compared to the second quarter of 2011. The increased sales primarily reflect higher volume of $1.7 million compared to the second quarter of 2011. A weak spring growing season and cautious buying patterns in 2011 negatively impacted sales volumes in the second quarter of last year. The higher sales volume in 2012 resulting from stronger demand was partially offset by a slight decrease of $0.2 million in pricing and $0.8 million of unfavorable foreign currency translation.
Net sales in the Distribution Segment decreased $1.9 million or 4% in the second quarter of 2012 compared to the second quarter of 2011. The decreased sales were primarily due to slowing customer demand resulting in lower volume, primarily equipment sales.
In the Engineered Products Segment, net sales in the second quarter of 2012 increased $10.7 million or 38% compared to the prior year. Stronger net sales in 2012 resulted from higher sales volumes of $10.2 million that were driven by product demand in the transplant automotive market, recreational vehicle, marine and custom markets. Higher selling prices of $0.5 million also contributed to the improved sales performance.
Cost of Sales & Gross Profit:

(dollars in millions)	Quarter Ended June 30,
Cost of Sales and Gross Profit	2012	2011
Cost of sales	$133.7	$132.8
Gross profit	$47.4	$44.5
Gross profit as a percentage of sales	26.2%	25.1%

Gross margin expansion in the second quarter of 2012 compared to the same quarter of 2011 was largely the result of operational cost reductions generated by the Company's operations excellence initiatives combined with favorable pricing actions and product mix. Purchasing actions taken in 2012 for certain raw materials contributed to additional cost savings year over year.
Selling, General and Administrative Expenses:

(dollars in millions)	Quarter Ended June 30,
SG&A Expenses	2012	2011	Change
SG&A expenses	$37.4	$35.8	$1.6
SG&A expenses as a percentage of sales	20.7%	20.2%
Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2012 were $37.4 million, an increase of $1.6 million or 4% compared to the second quarter in the prior year. The increase in SG&A expenses was due to higher freight charges of $0.9 million and employee related costs of $0.8 million, primarily medical costs. These increases were partially offset by a reduction in bad debt expense attributable to a recovery of $0.3 million from one specific customer. Restructuring charges in the second quarter of 2012 included $0.5 million for severance and lease obligation charges offset by gains of $0.3 million for the sale of two office buildings.

Interest Expense:

(dollars in millions)	Quarter Ended June 30,
Net Interest Expense	2012	2011	Change	% Change
Net interest expense	$1.1	$1.2	$(0.1)	(8)%
Outstanding borrowings	$102.1	$90.7	$11.4
Average borrowing rate	5.61%	4.80%
Net interest expense in the second quarter of 2012 was $1.1 million, a decrease of 8% compared to the prior year. Lower average borrowing levels more than offset a higher average interest rate. Outstanding borrowings at June 30, 2012 were higher than June 30, 2011 as the Company borrowed from its revolving credit facility for its acquisition of Plasticos Novel do Nordeste S.A. that occurred in July 2012.

Income Before Taxes:

(dollars in millions)	Quarter Ended June 30,
Segment	2012	2011	Change	% Change
Material Handling	$9.2	$8.4	$0.8	10%
Lawn and Garden	$(1.9)	$(1.6)	$(0.3)	19%
Distribution	$4.3	$4.0	$0.3	8%
Engineered Products	$4.6	$2.6	$2.0	77%
Corporate and interest	$(7.3)	$(5.9)	$(1.4)	24%
TOTAL	$8.9	$7.5	$1.4	19%
Income before taxes for the quarter ended June 30, 2012, increased $1.4 million from the quarter ended June 30, 2011 due to slightly higher net sales and increased gross profit margins resulting from productivity improvements generated by our operations excellence initiatives and cost reductions.

Income Taxes:

(dollars in millions)	Quarter Ended June 30,
Consolidated Income Taxes	2012	2011
Income before taxes	$8.9	$7.5
Income taxes	$3.3	$2.9
Effective tax rate	36.7%	38.1%

The effective tax rate was 36.7% for the quarter ended June 30, 2012, compared to 38.1% in the prior year. The lower effective rate in 2012 is primarily due to a greater benefit from estimated domestic production deduction, the reduced impact of non-deductible stock compensation and other permanent differences in the current year.
Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011
Net Sales:

(dollars in millions)	Six Months Ended June 30,
Segment	2012	2011	Change	% Change
Material Handling	$125.5	$132.7	$(7.2)	(5%)
Lawn and Garden	$101.7	$109.0	$(7.3)	(7%)
Distribution	$86.9	$87.7	$(0.8)	(1%)
Engineered Products	$75.9	$55.8	$20.1	36%
Intra-segment elimination	$(10.1)	$(12.5)	$2.4	(19%)
TOTAL	$379.9	$372.7	$7.2	2%

Net sales for the six months ended June 30, 2012 were $379.9 million, an increase of $7.2 million or 2% compared to the same period in the prior year. Sales increased $4.9 million from higher volumes and $4.7 million from improved pricing to offset higher raw material costs. These increases were partially offset by unfavorable foreign currency translation of $2.4 million.
Net sales in the Material Handling Segment decreased $7.2 million or 5% in the six months ended June 30, 2012 compared to the same period in 2011. The shift in demand in customer orders in the second quarter 2012 to later in the year was a primary cause of the decrease in sales. Sales were lower in most markets with the exception of industrial which had higher sales compared to the prior year period. The decrease in net sales included a reduction in volume of $9.2 million and $1.2 million from the effect of unfavorable foreign currency translation, offset by improved pricing of $3.2 million in response to higher raw material costs.
Net sales in the Lawn and Garden Segment for the six months ended June 30, 2012 were down $7.3 million or 7% compared to the six months ended June 30, 2011. The decrease in net sales primarily reflected lower volume of $6.7 million as customers depleted their inventories. Sales were also negatively impacted by $1.1 million from the effect of unfavorable foreign currency translation. The lower sales were partially offset by $0.5 million from pricing actions taken to offset higher raw material costs.
Net sales in the Distribution Segment decreased $0.8 million or 1% for the six months ended June 30, 2012 compared to the same period in 2011. The lower sales reflect $0.7 million from a decrease in volume, primarily in equipment, and $0.1 million from the unfavorable effect of foreign currency translation.
In the Engineered Products Segment, net sales for the six months ended June 30, 2012 increased $20.1 million, or 36% compared to the same period in the prior year. Net sales increased due to higher volume $19.2 million and higher selling prices of $0.9 million driven by strong demand in the transplant automotive, recreational vehicle, marine and custom markets.

Cost of Sales & Gross Profit:

(dollars in millions)	Six Months Ended June 30,
Cost of Sales and Gross Profit	2012	2011
Cost of sales	$274.5	$274.2
Gross profit	$105.4	$98.6
Gross profit as a percentage of sales	27.7%	26.5%

Gross profit margin increased to 27.7% for the six months ended June 30, 2012 compared with 26.5% in the prior year. Productivity improvements along with product pricing strategies, primarily in the Material Handling and Lawn and Garden Segments that mitigated the impact of higher costs for raw material plastic resins contributed to the higher margins through the first six months of 2012 compared to the same period in 2011.

Selling, General and Administrative Expenses:

(dollars in millions)	Six Months Ended June 30,
SG&A Expenses	2012	2011	Change
SG&A expenses	$78.3	$77.5	$0.8
SG&A expenses as a percentage of sales	20.6%	20.8%
SG&A expenses for the six months ended June 30, 2012 were $78.3 million, an increase of $0.8 million or 1% compared to the same period in the prior year. The higher SG&A expenses were primarily attributable to an increase in employee related costs of $2.2 million, higher selling and distribution charges of $1.1 million and $0.5 million of business development costs. These higher SG&A expenses were substantially offset by a reduction in bad debt expense of $3.0 million primarily attributable to recording a $1.4 million expense in the first quarter of 2011 and recovery of the entire amount as of second quarter 2012. SG&A expense for the six months ended June 30, 2012 included net restructuring charges of $0.6 million for severance, consulting and lease obligation costs compared with similar charges of $1.0 million for the same period in 2011.

Interest Expense:

(dollars in millions)	Six Months Ended June 30,
Net Interest Expense	2012	2011	Change	% Change
Net interest expense	$2.1	$2.4	$(0.3)	(13%)
Outstanding borrowings	$102.1	$90.7	$11.4
Average borrowing rate	4.98%	4.99%
Net interest expense was $2.1 million for the six months ended June 30, 2012 compared to $2.4 million in the prior year. The reduction in 2012 interest expense was the result of lower average borrowing levels as compared to the first six months of 2011.

Income Before Taxes:

(dollars in millions)	Six Months Ended June 30,
Segment	2012	2011	Change	% Change
Material Handling	$22.4	$18.7	$3.7	20%
Lawn and Garden	$(0.7)	$2.3	$(3.0)	(130%)
Distribution	$7.8	$7.1	$0.7	10%
Engineered Products	$9.2	$5.4	$3.8	70%
Corporate and interest	$(13.7)	$(14.8)	$1.1	7%
TOTAL	$25.0	$18.7	$6.3	34%

Income before taxes for the six months ended June 30, 2012, was $25.0 million, an increase of $6.3 million compared to $18.7 million in the prior year. The increase was due to higher gross margins resulting from productivity cost savings through execution of our operations excellence initiatives along with lower bad debt expense and depreciation charges in the six months ended June 30, 2012 compared with the prior year.
Income Taxes:

(dollars in millions)	Six Months Ended June 30,
Consolidated Income Taxes	2012	2011
Income before taxes	$25.0	$18.7
Income taxes	$9.3	$7.3
Effective tax rate	37.4%	39.0%
The effective tax rate for the six months ended June 30, 2012 was 37.4% compared to 39.0% in the prior year. The lower effective rate in 2012 is attributable to increased benefits from the estimated domestic production deduction for the current year. Income tax expense for the six months ended June 30, 2012 was reduced by approximately $0.6 million for the reversal of previously unrecognized tax benefits, however, these benefits were offset by tax expense of $0.6 million on pension liability recognized in other comprehensive income in a prior period.

Acquisitions - Subsequent Event
The Company acquired Plasticos Novel do Nordeste S. A. ("Novel"), one of Brazil's leading designers and also manufacturers of reusable plastic crates and totes used for closed-loop shipping and storage, effective as of July 1, 2012. Novel operates two manufacturing facilities and produces a diverse range of plastic industrial safety products. With strong relationships with major international companies in its markets, Novel complements Myers Industries' existing material handling business in Brazil and aligns with the Company's geographic growth strategy. The purchase price was $27.5 million, which includes the assumption of debt outstanding as of the acquisition date, assumed liabilities and subject to certain post-closing adjustments. Novel's 2012 net sales are projected to be approximately $38 million. The results of Novel will be integrated into our Material Handling Segment as of July 1, 2012. The Company is currently assessing the fair value of assets and liabilities acquired. The acquisition of Novel was determined not to be significant in accordance with SEC regulations and does not require separate pro-forma financial disclosure.

Liquidity and Capital Resources
Cash provided by operating activities was $7.9 million for the six months ended June 30, 2012 compared to $8.8 million for the six months ended June 30, 2011. The decrease of $0.9 million in current year cash provided by operations was primarily attributable to a decrease of approximately $5.0 million depreciation and other non-cash charges offset by improved net income of $4.3 million compared to the prior year.
For both the six months ended June 30, 2012 and 2011, cash of $24.6 million was used for working capital. In the six months ended June 30, 2012, collection of accounts receivable resulted in $10.4 million of cash provided compared with a use of $4.3 million in the prior year. In addition, a build of inventory resulted in higher levels and a use of $12.3 million of cash for the six months ended June 30, 2012 compared to cash used of $9.2 million for the same period in 2011. Accounts payable and accrued expenses used cash of $19.0 million in the six months ended June 30, 2012 compared with a use of $12.0 million in the prior year as a result of timing of payments at June 30, 2012.
Capital expenditures for the six months ended June 30, 2012 were $8.4 million and for the full year are expected to be approximately $30 million. The Company received approximately $1.8 million in cash proceeds from the sale of assets, including a warehouse, office buildings and equipment in the six months ended June 30, 2012. In addition, the Company paid dividends of $5.0 million and $4.7 million in the six months ended June 30, 2012 and 2011, respectively.
Total debt at June 30, 2012 was approximately $102.1 million compared with $74.0 million at December 31, 2011. The net increase in cash provided by financing activities in 2012 was primarily the result of borrowings from our revolving credit facility at the end of second quarter 2012 for the acquisition of Novel in early July. The Company’s 2010 Credit Agreement provides available borrowing up to $180 million, reduced for letters of credit issued, and, as of June 30, 2012, there was $107.8 million available under this agreement. As of June 30, 2012, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio, defined as earnings before interest and taxes divided by interest expense, and a leverage ratio, defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended June 30, 2012 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	10.36
Leverage Ratio	3.25 to 1 (maximum)	1.36

The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including strategic initiatives, capital expenditures, dividends, working capital, and debt service into the foreseeable future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at June 30, 2012, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.7 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB ASC 815 Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of June 30, 2012, the Company had no foreign currency arrangements or contracts in place.
The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. The cost of operations can be affected as the market and price for these commodities changes. The Company currently has no derivative contracts to hedge this risk and has no significant purchase obligations to purchase fixed quantities of such commodities in future periods. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

MYERS INDUSTRIES, INC.
July 31, 2012	By:	/s/ Donald A. Merril
Donald A. Merril
Senior Vice President, Chief Financial Officer and Corporate Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3(b) to Form 10-K filed with the Commission on March 12, 2010.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*
10(f)	Amendment No. 1 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on August 3, 2010.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Severance Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2011. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 7, 2011.*
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

101
The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on July 31, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income For the fiscal periods ended June 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Financial Position at June 30, 2012 and December 31, 2011,(iii) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the fiscal period ended June 30, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.

**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.