Form 10-Q
period 2012-09-30
MYERS INDUSTRIES INC
filed 2012-10-30
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2012
Common Stock, without par value	33,754,516 shares

Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)	1

Condensed Consolidated Statements of Financial Position	1

Condensed Consolidated Statements of Cash Flows (Unaudited)	2

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)	2

Notes to Unaudited Condensed Consolidated Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3. Quantitative and Qualitative Disclosure About Market Risk	9

Item 4. Controls and Procedures	10

Part II — Other Information

Item 1. Legal Proceedings	11

Item 6. Exhibits	11

Signature	11

Exhibit 21
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

Item 1. Financial Statements
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$197,290	$190,332	$577,180	$563,105
Cost of sales	144,561	142,543	419,089	416,732
Gross profit	52,729	47,789	158,091	146,373
Selling, general and administrative expenses	42,957	40,530	121,210	118,072
Operating income	9,772	7,259	36,881	28,301
Interest expense, net	1,194	1,264	3,328	3,655
Income before income taxes	8,578	5,995	33,553	24,646
Income tax expense (benefit)	2,782	(1,219)	12,112	6,055
Net income	$5,796	$7,214	$21,441	$18,591
Comprehensive income	$8,722	$1,037	$25,772	$15,048
Income per common share:
Basic	$0.17	$0.21	$0.64	$0.53
Diluted	$0.17	$0.21	$0.63	$0.53
Dividends declared per share	$0.08	$0.07	$0.24	$0.21

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Position
(Dollars in thousands)

Assets	September 30, 2012	December 31, 2011
	(Unaudited)
Current Assets
Cash	$6,468	$6,801
Accounts receivable-less allowances of $2,913 and $3,863, respectively	111,967	105,830
Inventories
Finished and in-process products	82,084	67,721
Raw materials and supplies	38,388	27,496
	120,472	95,217

Prepaid expenses	9,443	5,415
Deferred income taxes	5,371	5,189
Total Current Assets	253,721	218,452
Other Assets
Goodwill	53,645	44,666
Patents and other intangible assets	21,366	17,267
Other	7,689	7,438
	82,700	69,371
Property, Plant and Equipment, at Cost
Land	4,528	4,540
Buildings and leasehold improvements	57,738	58,299
Machinery and equipment	434,380	412,704
	496,646	475,543
Less allowances for depreciation and amortization	(350,942)	(334,609)
Property, plant and equipment, net	145,704	140,934
	$482,125	$428,757

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Position
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	September 30, 2012	December 31, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$68,313	$64,717
Accrued expenses
Employee compensation	17,911	20,566
Income taxes	62	3,379
Taxes, other than income taxes	5,978	2,729
Accrued interest	770	161
Other	19,205	18,799
Current portion of long-term debt	305	305
Total Current Liabilities	112,544	110,656
Long-term debt, less current portion	96,380	73,725
Other liabilities	16,041	14,343
Deferred income taxes	28,070	23,893
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 33,752,703 and 33,420,488; net of treasury shares of 4,067,754 and 4,492,169, respectively)	20,483	20,312
Additional paid-in capital	270,039	265,000
Accumulated other comprehensive income	11,625	7,294
Retained deficit	(73,057)	(86,466)
Total Shareholders' Equity	229,090	206,140
Total Liabilities and Shareholders' Equity	$482,125	$428,757

See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands)

	September 30, 2012	September 30, 2011
Cash Flows From Operating Activities
Net income	$21,441	$18,591
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	22,287	24,102
Impairment charges and asset write-offs	—	814
Amortization of intangible assets	2,331	2,210
Non-cash stock compensation	2,134	2,151
Payments for long-term incentive compensation	(333)	—
(Recovery of) provision for loss on accounts receivable	(1,019)	1,179
Deferred taxes	428	635
Other long-term liabilities	2,037	3,015
Gain on sale of property, plant and equipment	(628)	(591)
Other	50	50
Cash flow provided by (used for) working capital:
Accounts receivable	664	(5,024)
Inventories	(18,611)	(8,759)
Prepaid expenses	(2,563)	2,294
Accounts payable and accrued expenses	(4,877)	(422)
Net cash provided by operating activities	23,341	40,245
Cash Flows From Investing Activities
Additions to property, plant and equipment	(15,236)	(13,337)
Acquisition of business, net of cash acquired	(3,430)	(1,100)
Proceeds from sale of property, plant and equipment	1,975	1,082
Other	100	(92)
Net cash used for investing activities	(16,591)	(13,447)
Cash Flows From Financing Activities
Repayment of long-term debt	(26,333)	(305)
Net borrowing on credit facility	20,410	(2,907)
Cash dividends paid	(7,642)	(7,163)
Proceeds from issuance of common stock	3,026	173
Repurchase of common stock	—	(18,821)
Net cash used for financing activities	(10,539)	(29,023)
Foreign Exchange Rate Effect on Cash	3,456	371
Net decrease in cash	(333)	(1,854)
Cash at January 1	6,801	4,705
Cash at September 30	$6,468	$2,851
See notes to unaudited condensed consolidated financial statements.

Part I — Financial Information
MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2012
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income (Deficit)
Balance at January 1, 2012	$20,312	$265,000	$7,294	$(86,466)
Net income	—	—	—	21,441
Other comprehensive income	—	—	4,331	—
Common stock issued	169	2,857	—	—
Stock based compensation	—	2,134	—	—
Stock contribution	2	48	—	—
Dividends declared — $.24 per share	—	—	—	(8,032)
Balance at September 30, 2012	$20,483	$270,039	$11,625	$(73,057)

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2012, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2012.
Reclassification
Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year’s presentation.
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350) which simplifies the impairment test for indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. ASU No. 2012-02 is effective for fiscal years and interim periods beginning on or after September 15, 2012. The Company conducts its annual impairment assessment as of October 1, which will include adoption of this guidance. The Company does not anticipate that this will have a significant impact on our financial position, results of operations or cash flows.
In June 2011, the  FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. ASU No. 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or two separate but consecutive statements. The update eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU No. 2011-05 was effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements as this guidance modifies presentation of other comprehensive income already disclosed in the financial statements.
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
The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $35.0 million fixed rate senior notes was estimated at $36.8 million at September 30, 2012 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.
Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.
Accumulated Other Comprehensive Income
The balances in the Company's accumulated other comprehensive income as of September 30, 2012 and September 30, 2011 are as follows:

			Accumulated
		Defined	other
	Foreign	benefit	comprehensive
	currency	pension plan	income
Balance at January 1, 2011	$12,234	$(2,070)	$10,164
Current-period other comprehensive income	1,810	—	1,810
Balance at March 31, 2011	$14,044	$(2,070)	$11,974
Current-period other comprehensive income	824	—	824
Balance at June 30, 2011	$14,868	$(2,070)	$12,798
Current-period other comprehensive income	(6,177)	—	(6,177)
Balance at September 30, 2011	$8,691	$(2,070)	$6,621

Balance at January 1, 2012	$9,994	$(2,700)	$7,294
Current-period other comprehensive income	1,385	—	1,385
Tax effect of pension liability from prior periods	—	632	632
Balance at March 31, 2012	$11,379	$(2,068)	$9,311
Current-period other comprehensive income	(612)	—	(612)
Balance at June 30, 2012	$10,767	$(2,068)	$8,699
Current-period other comprehensive income	2,926	—	2,926
Balance at September 30, 2012	$13,693	$(2,068)	$11,625

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

Inventories
Approximately twenty percent of the Company’s inventories use the last in first out (LIFO) method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results are subject to change in the final year-end LIFO inventory valuation and were immaterial, no adjustment was recorded as of an interim period.

Acquisitions
In July 2012, the Company acquired 100% of the stock of Plasticos Novel do Nordeste S.A. ("Novel"), a Brazil-based designer and manufacturer of reusable plastic crates and containers used for closed-loop shipping and storage. Novel also produces a diverse range of plastic industrial safety products. The total purchase price was approximately $31.0 million, which includes a cash payment of $3.4 million, net of $0.6 million of cash acquired, assumed debt of approximately $26.0 million and contingent consideration of $0.9 million based on an earnout. The contingent consideration is contingent upon the results of Novel exceeding predefined earnings before interest, taxes, depreciation and amortization over the next four years.
The operating results of the business acquired have been included in our Material Handling Segment since the date of acquisition. Had this acquisition occurred as of the beginning of the periods presented in these condensed consolidated financial statements, the pro-forma statements of income would not be materially different than the condensed consolidated statements presented. The preliminary allocation of the purchase price and the estimated non-deductible goodwill and other intangibles are as follows:

Part 1 - Financial Information
Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

Preliminary allocation of purchase price
(dollars in thousands)
Assets acquired:
Cash	$630

Accounts receivable	$5,467
Inventory	5,993
Property, plant and equipment	13,636
Intangibles	5,790
Deferred tax assets	435
Prepaid assets	1,451
Other	719
Assets acquired, less cash	$33,491

Liabilities assumed:
Accounts payable and accruals	$(3,134)
Other taxes	(3,608)
Other long-term liabilities	(2,293)
Debt	(26,028)
Deferred tax liabilities	(3,804)
$(38,866)
Goodwill	8,805
Total consideration, less cash acquired	$3,430
These assets and liabilities are recorded at fair value as of the date of acquisition using primarily level 3 fair value inputs. Intangible assets included in the acquisition of Novel include trade name of $1.6 million, know-how of $1.8 million and customer relationships of $2.4 million. The know-how and customer relationships are subject to amortization and have estimated useful lives of 10 and 6 years, respectively. The Novel trade name has an indefinite life and will be subject to evaluation for impairment. The Company is awaiting final valuation studies to complete the purchase price allocation.
On October 1, 2012, the Company acquired 100% of the stock of Jamco Products Inc. ("Jamco"), an Illinois corporation for $15.0 million, subject to closing adjustments. Jamco is a leading designer and manufacturer of heavy-duty industrial steel carts and safety cabinets. The business will be included in the Material Handling Segment. The Company has just begun the purchase price allocation determination.
In July 2011, the Company acquired tooling assets and intellectual property for a new reusable plastic container used in producing, shipping and processing bulk natural cheese from Material Improvements L.P. The total purchase price was $5.7 million, comprised of a $1.1 million cash payment and $4.6 million contingent consideration, none of which has been paid as of September 30, 2012. The allocation of purchase price included $0.3 million of property, plant and equipment, amortizable intangible assets, which included $1.3 million in technology and $0.2 million for trade name, and $3.9 million in goodwill. These assets and liabilities incurred were recorded at estimated fair value as of the date of the acquisition using primarily level 3 inputs. The operating results of the business acquired have been included in our Material Handling Segment since the date of acquisition.

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
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), effective for fiscal years beginning after December 15, 2011. The update gives companies the option to perform a qualitative assessment that may enable them to forgo the annual two-step test for impairment. ASU No. 2011-08 allows a qualitative assessment to first be performed to determine whether it is more likely than not that the fair value of a reporting units is less than its carrying value. If a company concludes that this is the case, it must perform the two-step test. Otherwise a company does not have to perform the two-step test. The ASU also includes a revised list of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company conducts its annual impairment assessment as of October 1, which includes adoption of this guidance.
The change in goodwill for the nine months ended September 30, 2012 was as follows:

(In thousands) Segment	Balance at January 1, 2012	Acquisitions	Foreign Currency Translation	Impairment	Balance at September 30, 2012
Distribution	$214	$—	$—	$—	$214
Engineered Products	707	—	—	—	707
Material Handling	34,279	8,805	(24)	—	43,060
Lawn and Garden	9,466	—	198	—	9,664
Total	$44,666	$8,805	$174	$—	$53,645

Net Income Per Common Share
Net income per common share, as shown on the Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding
Basic	33,746,824	34,354,210	33,592,984	34,938,806
Dilutive effect of stock options and restricted stock	664,830	106,742	663,469	89,607
Weighted average common shares outstanding diluted	34,411,654	34,460,952	34,256,453	35,028,413
Options to purchase 212,000 shares of common stock that were outstanding for both the three month period and nine month period ended September 30, 2012, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and their effect would be anti-dilutive. Options to purchase 692,810 and 1,159,679 shares of common stock that were outstanding for the three and nine months ended September 30, 2011, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and their effect would be anti-dilutive.

Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Interest paid	$491	$441	$2,399	$2,498
Income taxes paid	$3,183	$1,576	$16,465	$7,855

Restructuring
During the nine months ended September 30, 2012 and 2011, the Company recorded total expenses of $2.2 million and $1.3 million, respectively, for costs associated with restructuring plans including impairment of property, plant and equipment, lease obligations, severance, consulting and other related charges. Gains on the sale of facilities were approximately $0.4 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated lease obligations associated with closed facilities were based on level 2 inputs.
In the three and nine months ended September 30, 2012, the Company recorded net expenses of $0.1 million and $0.8 million, respectively, in selling, general and administrative ("SG&A") expenses and $0.8 million and $1.0 million, respectively, in cost of goods sold for costs associated with restructuring plans including non-cancelable lease obligations, severance, consulting and other related charges.
In the three months ended September 30, 2012, restructuring costs included charges of $0.2 million in the Distribution Segment related to severance and consulting costs offset by a gain of $0.1 million on the sale of one facility. Restructuring charges of $0.8 million related to lease termination charges were recorded in the Engineered Products Segment.
In the nine months ended September 30, 2012, net restructuring costs of $0.3 million were recorded in the Distribution Segment. These costs were related to charges for severance of $0.4 million and consulting and other related charges of $0.3 million offset by a gain of $0.4 million on the sale of four facilities. In the Engineered Products Segment, restructuring charges of $1.0 million were recorded for the nine month period ended September 30, 2012 related to non-cancelable lease costs and termination charges. The Lawn and Garden Segment had $0.5 million of restructuring charges through the first nine months of 2012 for severance costs incurred.
In the three and nine months ended September 30, 2011, the Company recorded expenses of $(0.4) million and $1.3 million, respectively, related to restructuring activities. Restructuring costs in the three months ended September 30, 2011 included charges of $0.5 million in the Distribution Segment related to severance and non-cancelable lease costs offset by a gain of $0.5 million on the sale of a facility. In addition, $0.1 million of restructuring charges were recorded in the Engineered Products Segment. In the nine months ended September 30, 2011, net restructuring costs of $0.7 million in the Distribution Segment related to charges of $1.2 million offset by a gain of $0.5 million from a sale of a facility and a $0.3 million write-down for an idle Lawn and Garden manufacturing facility in the first quarter. In the Engineered Products Segment, restructuring charges of $0.3 million were recorded for the nine month period ended September 30, 2011 related to non-cancelable lease costs.
The amounts for severance and other exit costs associated with restructuring are included in Other Accrued expenses on the accompanying Condensed Consolidated Statements of Financial Position.

	Severance and	Other
(Dollars in thousands)	Personnel	Exit Costs	Total
Balance at January 1, 2012	$—	$605	$605
Provision	783	1,323	2,106
Less: Payments	(783)	(728)	(1,511)
Balance at September 30, 2012	$—	$1,200	$1,200
As a result of restructuring activity including plant closures, approximately $5.7 million of property, plant, and equipment has been classified as held for sale at both September 30, 2012 and December 31, 2011, and is included in other assets in the Condensed Consolidated Statements of Financial Position. The Company is actively pursuing the sale of these facilities.

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
Stock compensation expense reduced income before taxes approximately $0.6 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively. Stock compensation expense reduced income before taxes approximately $2.1 million and $2.2 million for the nine month periods ended September 30, 2012 and 2011, respectively. These expenses are included in SG&A expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited). Total unrecognized compensation cost related to non-vested share based compensation arrangements at September 30, 2012 was approximately $4.6 million which will be recognized over the next three years, as such compensation is earned.
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

Model
Risk free interest rate	2.00%
Expected dividend yield	2.20%
Expected life of award (years)	5.4
Expected volatility	50.00%
Fair value per option share	$4.93

The following table provides a summary of stock option activity for the period ended September 30, 2012:

	Shares	Average Exercise Price	Weighted Average Life
Outstanding at January 1, 2012	1,997,778	$11.33
Options Granted	323,950	12.96
Options Exercised	(281,324)	11.07
Cancelled or Forfeited	(25,199)	11.05
Outstanding at September 30, 2012	2,015,205	$11.61	6.59 years
Exercisable at September 30, 2012	1,363,466	$11.62
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of all stock options exercised during the nine months ended September 30, 2012 and 2011 was approximately $1.5 million and $16 thousand, respectively.
On March 2, 2012, 90,495 shares of restricted stock were granted with a three year vesting period. The restricted stock had a grant date fair value of $12.96 per share, which was the closing price of the common stock on the date of grant. On August 31, 2012, 75,000 restricted shares were granted at a fair value of $14.80 per share and vest on December 31, 2015.
The following table provides a summary of restricted stock activity for the nine months ended September 30, 2012:

	Shares	Average Grant-Date Fair Value
Unvested shares at January 1, 2012	288,500
Granted	165,495	$13.79
Vested	(40,500)	—
Forfeited	(32,275)	10.03
Unvested shares at September 30, 2012	381,220	$11.01
The restricted stock awards are rights to receive shares of common stock, subject to forfeiture and other restrictions, which generally vest over a three to four year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted shares are valued based on the market price of the underlying shares on the grant date. At September 30, 2012, shares of restricted stock had vesting periods up through December 2015.

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

Retirement Plans
The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s frozen defined benefit pension plan ("The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02") provides benefits primarily based upon a fixed amount for each year of service as of the date the plan was frozen.
Net periodic pension cost for the three and nine months ended September 30, 2012 and 2011, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$18	$18	$53	$54
Interest cost	72	76	216	228
Expected return on assets	(77)	(77)	(230)	(231)
Amortization of actuarial net loss	25	16	75	48
Net periodic pension cost	$38	$33	$114	$99
Company contributions	$339	$116	$538	$268

The Company anticipates contributions totaling $661 thousand to its pension plan for the full year of 2012.

Effective January 1, 2012, the Company changed its profit sharing and 401(k) plan which includes an increase in the Company's matching contributions and the frequency of the Company's match. The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company's U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements.

Income Taxes
The total amount of gross unrecognized tax benefits that would reduce the Company's effective tax rates was $0.3 million at September 30, 2012 and $1.1 million at December 31, 2011. The amount of accrued interest expense included as a liability within the Company's Condensed Consolidated Statements of Financial Position was less than $0.1 million at September 30, 2012 and $0.1 million at December 31, 2011. In 2012, the Company recognized approximately $0.8 million of previously reserved tax benefits, based on the settlement of various state and federal tax issues. The tax benefit related to this recognition was reduced by tax expense of $0.6 million on pension liability previously recognized in other comprehensive income.
For the quarter ended September 30, 2011, the Company recognized net favorable income tax adjustments of approximately $3.8 million that were largely the result of reversing previously reserved tax benefits related to the loss on the sale of one of our subsidiaries in 2007 due to lapse of statute of limitations and other tax adjustments.
During the quarter ended September 30, 2012, the Company finalized its examination of Federal income tax returns for 2009 and 2010 in the United States but is currently under examination for 2007 and 2008 in Canada, as well as certain states. The Company does not expect any significant changes to its unrecognized tax benefits in the next 12 months.
As of September 30, 2012, the Company and its significant subsidiaries are subject to examination for the years after 2006 in Brazil, after 2006 in Canada, and after 2010 in the United States. The Company and its subsidiaries are subject to examination in certain states within the United States starting after 2007 and in the remaining states after 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2012	2011	2012	2011
Material Handling	$76,151	$72,070	$201,632	$204,808
Lawn and Garden	45,341	45,839	147,008	154,812
Distribution	45,065	48,785	131,991	136,511
Engineered Products	35,709	29,360	111,578	85,182
Intra-segment elimination	(4,976)	(5,722)	(15,029)	(18,208)
Net Sales	$197,290	$190,332	$577,180	$563,105

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Before Income Taxes	2012	2011	2012	2011
Material Handling	$12,530	$8,870	$34,903	$27,526
Lawn and Garden	41	(1,413)	(683)	846
Distribution	3,343	4,564	11,152	11,651
Engineered Products	2,921	3,001	12,172	8,381
Corporate	(9,063)	(7,763)	(20,663)	(20,103)
Interest expense-net	(1,194)	(1,264)	(3,328)	(3,655)
Income before income taxes	$8,578	$5,995	$33,553	$24,646

Part I - Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Comparison of the Third Quarter of 2012 to the Third Quarter of 2011
Net Sales:

(dollars in millions)	Quarter Ended September 30,
Segment	2012	2011	Change	% Change
Material Handling	$76.2	$72.1	$4.1	6%
Lawn and Garden	$45.3	$45.8	$(0.5)	(1)%
Distribution	$45.1	$48.8	$(3.7)	(8%)
Engineered Products	$35.7	$29.4	$6.3	21%
Intra-segment elimination	$(5.0)	$(5.8)	$0.8	14%
TOTAL	$197.3	$190.3	$7.0	4%

Net sales in the quarter ended September 30, 2012 were $197.3 million, an increase of $7.0 million or 4% compared to the prior year. Strong sales in our Engineered Products Segment combined with an increase in our Material Handling Segment more than offset lower sales in our Distribution Segment. Sales for Lawn & Garden remained relatively flat quarter over quarter. Overall, net sales increased $3.3 million due to volume driven by our growth and innovation initiative and the inclusion of $9.0 million in sales from the date of acquisition of Plasticos Novel do Nordeste S.A. ("Novel") on July 3, 2012. These sales increases were partially offset by $4.0 million in lower pricing and unfavorable foreign currency translation of $1.3 million.
Net sales in the Material Handling Segment increased $4.1 million or 6% in the third quarter of 2012 compared to the same quarter in 2011. Sales recorded through our Novel acquisition contributed $9.0 million in the third quarter of 2012. Lower sales were recognized in the manufacturing, food processing and agricultural markets that were partially offset by higher sales in the industrial markets resulting in a net reduction in volume of $0.7 million. A delay in customer orders resulting from a shift in demand, primarily in the agricultural market, from the third quarter to the fourth quarter of 2012 was the primary cause of the sales decrease quarter over quarter. Sales were also negatively impacted in the quarter compared to the prior year quarter by lower pricing and mix of $3.2 million and a $1.0 million of unfavorable foreign currency translation.
Net sales in the Lawn and Garden Segment in the third quarter of 2012 decreased $0.5 million or 1% compared to the third quarter of 2011. Sales reflect higher volume of $1.0 million compared to the third quarter of 2011 resulting from stronger demand, but was more than offset by a decrease of $1.2 million in pricing and $0.3 million of unfavorable foreign currency translation.
Net sales in the Distribution Segment decreased $3.7 million or 8% in the third quarter of 2012 compared to the third quarter of 2011 as a result of a decrease in sales volumes. The decreased sales were primarily due to slowing customer demand resulting from a decline in the replacement tire industry and from lower equipment sales.
In the Engineered Products Segment, net sales in the third quarter of 2012 increased $6.3 million or 21% compared to the prior year. Stronger sales in 2012 resulted from higher sales volumes of $6.0 million driven by product demand in the transplant automotive market, recreational vehicle, marine and custom markets. Higher selling prices of $0.3 million also contributed to the improved sales performance.

Cost of Sales & Gross Profit:

(dollars in millions)	Quarter Ended September 30,
Cost of Sales and Gross Profit	2012	2011
Cost of sales	$144.6	$142.5
Gross profit	$52.7	$47.8
Gross profit as a percentage of sales	26.7%	25.1%

Gross margin expansion in the third quarter of 2012 compared to the same quarter of 2011 was largely the result of the Company's productivity efficiencies, lower manufacturing costs and raw material substitution cost savings generated by our operations excellence initiatives.
Selling, General and Administrative Expenses:

(dollars in millions)	Quarter Ended September 30,
SG&A Expenses	2012	2011	Change
SG&A expenses	$43.0	$40.5	$2.5
SG&A expenses as a percentage of sales	21.8%	21.3%
Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2012 were $43.0 million, an increase of $2.5 million or 6% compared to the third quarter in the prior year. The increase in SG&A expenses was due to higher employee related costs of $1.1 million, primarily medical costs, increased selling and distribution costs of $0.9 million, and higher outside consulting costs of $0.9 million. Restructuring and unusual charges in the third quarter of 2012 included $1.7 million for severance costs and lease obligations offset by a gain of $0.1 million for the sale of a Distribution Segment warehouse. Included in SG&A expenses in third quarter 2011were restructuring and other unusual charges of $2.0 million, primarily for an environmental study at the New Idria Mercury Mine.

Interest Expense:

(dollars in millions)	Quarter Ended September 30,
Net Interest Expense	2012	2011	Change	% Change
Net interest expense	$1.2	$1.3	$(0.1)	(8)%
Outstanding borrowings	$96.7	$80.2	$16.5
Average borrowing rate	4.71%	5.64%
Net interest expense in the third quarter of 2012 was $1.2 million, down slightly compared to the prior year. Lower average borrowing rates as a result of the mix of debt outstanding more than offset a higher average borrowing base quarter over quarter. Outstanding borrowings at September 30, 2012 were higher than September 30, 2011 as the Company borrowed from it's revolving credit facility for the acquisition of Novel in July 2012.

Income Taxes:

(dollars in millions)	Quarter Ended September 30,
Consolidated Income Taxes	2012	2011
Income before taxes	$8.6	$6.0
Income taxes	$2.8	$(1.2)
Effective tax rate	32.4%	—

The effective tax rate was 32.4% for the quarter ended September 30, 2012 compared to an effective rate of 20.3% in the prior year. The current year effective rate of 32.4% is less than the U.S. statutory rate of 35% primarily due to the benefit from estimated domestic production deduction and other permanent differences as well as the recognition of $0.2 million of previously reserved tax benefits. In the quarter ended September 30, 2011, the Company reported a tax benefit of $1.2 million. This tax benefit was the result of recognizing previously reserved tax benefits of $3.8 million related to the loss on sale of a foreign subsidiary in 2007 due to lapse of statute of limitations and other tax adjustments in the quarter. The tax benefits recognized exceeded tax expense on income for the quarter.
Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011
Net Sales:

(dollars in millions)	Nine Months Ended September 30,
Segment	2012	2011	Change	% Change
Material Handling	$201.6	$204.8	$(3.2)	(2%)
Lawn and Garden	$147.0	$154.8	$(7.8)	(5%)
Distribution	$132.0	$136.5	$(4.5)	(3%)
Engineered Products	$111.6	$85.2	$26.4	31%
Intra-segment elimination	$(15.0)	$(18.2)	$3.2	(18%)
TOTAL	$577.2	$563.1	$14.1	3%

Net sales for the nine months ended September 30, 2012 were $577.2 million, an increase of $14.1 million or 3% compared to the same period in the prior year. Sales increased $8.3 million from higher volumes driven by our growth and innovation initiatives and $9.0 million in sales from our acquisition of Novel from the date of acquisition and improved pricing of $0.6 million. These increases were partially offset by unfavorable foreign currency translation of $3.8 million.
Net sales in the Material Handling Segment decreased $3.2 million or 2% in the nine months ended September 30, 2012 compared to the same period in 2011. The shift in demand in customer orders, primarily in the agricultural market, in the second and third quarters of 2012 to the end of the year was a primary cause of the decrease in sales. Sales were lower in most markets with the exception of the industrial market which had higher sales compared to the prior year period. The decrease in net sales included a reduction in volume of $10.0 million, partially offset by the inclusion of Novel sales from the date of acquisition of $9.0 million. Also contributing to a reduction in sales was unfavorable foreign currency translation of $2.2 million.
Net sales in the Lawn and Garden Segment for the nine months ended September 30, 2012 were down $7.8 million or 5% compared to the nine months ended September 30, 2011. The decrease in net sales reflected lower volume of $5.8 million due to weak demand earlier in the year related to inventory carryover primarily as a result of poor weather conditions in 2011, lower pricing of $0.6 million and $1.4 million from the effect of unfavorable foreign currency translation.
Net sales in the Distribution Segment decreased $4.5 million or 3% for the nine months ended September 30, 2012 compared to the same period in 2011. Lower sales reflect $4.4 million from a decrease in volume, primarily due to slowing customer demand resulting from a decline in the replacement tire industry and lower equipment sales, and $0.1 million from the unfavorable effect of foreign currency translation.
In the Engineered Products Segment, net sales for the nine months ended September 30, 2012 increased $26.4 million, or 31% compared to the same period in the prior year. Net sales increased due to higher volume of $25.2 million and higher selling prices of $1.2 million, both driven by strong demand in the transplant automotive, recreational vehicle, marine and custom markets.
Cost of Sales & Gross Profit:

(dollars in millions)	Nine Months Ended September 30,
Cost of Sales and Gross Profit	2012	2011
Cost of sales	$419.1	$416.7
Gross profit	$158.1	$146.4
Gross profit as a percentage of sales	27.4%	26.0%

Gross profit margin increased to 27.4% for the nine months ended September 30, 2012 compared with 26.0% in the prior year. Productivity improvements, lower manufacturing costs and product pricing strategies, primarily in the Material Handling Segment more than offset any impact of higher costs of raw materials, such as plastic resin, contributed to the higher margins through the first nine months of 2012 compared to the same period in 2011.

Selling, General and Administrative Expenses:

(dollars in millions)	Nine Months Ended September 30,
SG&A Expenses	2012	2011	Change
SG&A expenses	$121.2	$118.1	$3.1
SG&A expenses as a percentage of sales	21.0%	21.0%
SG&A expenses for the nine months ended September 30, 2012 were $121.2 million, an increase of $3.1 million or 3% compared to the same period in the prior year. The higher SG&A expenses were primarily attributable to an increase in employee related costs of $3.3 million, primarily medical, higher selling and distribution charges of $3.2 million and higher consulting costs of $0.7 million. These higher SG&A expenses were substantially offset by a reduction in bad debt expense of $3.2 million primarily attributable to the recovery in 2012 of a bad debt recorded in 2011. SG&A expense for the nine months ended September 30, 2012 included restructuring and other unusual charges of $2.7 million for severance, consulting and lease obligation costs. SG&A expenses for the nine months ended September 30, 2011 included restructuring and other unusual charges of $3.5 million for environmental charges, severance and lease obligation costs. Gains on the sale of property sold in the nine months ended September 30, 2012 and 2011, were $0.4 million and $0.5 million, respectively.

Interest Expense:

(dollars in millions)	Nine Months Ended September 30,
Net Interest Expense	2012	2011	Change	% Change
Net interest expense	$3.3	$3.7	$(0.4)	(11%)
Outstanding borrowings	$96.7	$80.2	$16.5
Average borrowing rate	5.06%	5.21%
Net interest expense was $3.3 million for the nine months ended September 30, 2012 compared to $3.7 million in the prior year. The reduction in 2012 interest expense was the result of lower average borrowing rates as compared to the first nine months of 2011.
Income Taxes:

(dollars in millions)	Nine Months Ended September 30,
Consolidated Income Taxes	2012	2011
Income before taxes	$33.6	$24.6
Income taxes	$12.1	$6.1
Effective tax rate	36.1%	24.6%
The effective tax rate for the nine months ended September 30, 2012 was 36.1% compared to 24.6% in the prior year. The current year effective rate of 36.1% includes the benefit of approximately $0.8 million from reversing previously reserved tax benefits, however, these benefits were partially offset by tax expense of $0.6 million on pension liability recognized in other comprehensive income in a prior period. The effective tax rate of 24.6% for the nine months ended September 30, 2011 was significantly reduced by the recognition of previously reserved tax benefits of $3.8 million related to the loss on sale of a foreign subsidiary in 2007 due to lapse of statute of limitations and other tax adjustments.

Acquisitions
In July 2012, the Company acquired 100% of the stock of Plasticos Novel do Nordeste S.A., a Brazil-based designer and manufacturer of reusable plastic crates and containers used for closed-loop shipping and storage. Novel also produces a diverse range of plastic industrial safety products. The total purchase price was approximately $31.0 million, which includes a cash payment of $3.4 million, net of $0.6 million of cash acquired, assumed debt of approximately $26.0 million and contingent consideration of $0.9 million based on an earnout. The contingent consideration is contingent upon the results of Novel exceeding predefined earnings before interest, taxes, depreciation and amortization over the next four years. The business is included in the Material Handling Segment.

Subsequent Event
On October 1, 2012, the Company acquired 100% of the stock of Jamco Products Inc. ("Jamco"), an Illinois corporation for $15.0 million, subject to closing adjustments. Jamco is a leading designer and manufacturer of heavy-duty industrial steel carts and safety cabinets. The business will be included in the Material Handling Segment. The Company has just begun the purchase price allocation determination.

Liquidity and Capital Resources
Cash provided by operating activities was $23.3 million for the nine months ended September 30, 2012 compared to $40.2 million for the nine months ended September 30, 2011. The decrease of $16.9 million in current year cash provided by operations was primarily attributable to an increase in working capital of $13.5 million and a decrease of approximately $6.3 million for depreciation and other non-cash charges partially offset by improved net income of $2.9 million compared to the prior year.
For the nine months ended September 30, 2012, cash of $25.4 million was used for working capital compared to $11.9 million for the nine months ended September 20, 2011. In the nine months ended September 30, 2012, a build of inventory due to seasonal requirements in the Lawn and Garden Segment and the deferral of sales to the fourth quarter in the Material Handling Segment resulted in higher levels and a use of $18.6 million of cash for the nine months ended September 30, 2012 compared to cash used of $8.8 million for the same period in 2011. Accounts payable and accrued expenses used cash of $4.9 million in the nine months ended September 30, 2012 compared with a use of $0.4 million in the prior year as a result of timing of payments at September 30, 2012.
Capital expenditures for the nine months ended September 30, 2012 were $15.2 million and for the full year are expected to be approximately $27 to $30 million. The Company received approximately $1.9 million in cash proceeds from the sale of assets, including a warehouse, office buildings and equipment in the nine months ended September 30, 2012. In addition, the Company paid dividends of $7.6 million and $7.2 million in the nine months ended September 30, 2012 and 2011, respectively.
Total debt at September 30, 2012 was approximately $96.7 million compared with $74.0 million at December 31, 2011. The net increase in cash used for financing activities in 2012 was primarily the result of borrowings from our revolving credit facility for the acquisition of Novel. The Company’s 2010 Credit Agreement provides available borrowing up to $180 million, reduced for letters of credit issued, and, as of September 30, 2012, there was $113.2 million available under this agreement. As of September 30, 2012, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio, defined as earnings before interest and taxes divided by interest expense, and a leverage ratio, defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended September 30, 2012 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	10.93
Leverage Ratio	3.25 to 1 (maximum)	1.26

The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including strategic initiatives, capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at September 30, 2012, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.6 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB ASC 815 Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of September 30, 2012, the Company had no foreign currency arrangements or contracts in place.
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

MYERS INDUSTRIES, INC.
October 30, 2012	By:	/s/ Greggory W. Branning
Greggory W. Branning
Senior Vice President, Chief Financial Officer and Corporate Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3(b) to Form 10-K filed with the Commission on March 12, 2010.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.*
10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 10(d) to Form 10-K filed with the Commission on March19, 2004.
10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*
10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*
10(f)	Amendment No. 1 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on August 3, 2010.*
10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit (10)(g) to Form 10-K filed with the Commission on March 26, 2003.*
10(h)	Severance Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2011. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 7, 2011.*
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

10(n)	Severance Agreement between Myers Industries, Inc. and David B. Knowles dated August 31, 2012. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on August 31, 2012.
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

10(q)	Severance Agreement between Myers Industires, Inc. and Gregg Branning dated September 1, 2012. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on September 4, 2012.
10(r)
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

14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Greggory W. Branning, Senior Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of John C. Orr, President and Chief Executive Officer, and Gregg W. Branning, Executive Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on October 30, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income For the fiscal periods ended September 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Financial Position at September 30, 2012 and December 31, 2011,(iii) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the fiscal period ended September 30, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.

**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.