Form 10-K
period 2012-12-31
MYERS INDUSTRIES INC
filed 2013-03-04
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

Large accelerated filer ¬	Accelerated filer ☒	Non-accelerated filer ¬	Smaller reporting company ¬
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2012: $541,754,413
Indicate the number of shares outstanding of registrant’s common stock as of February 22, 2013: 33,439,663 Shares of Common Stock, without par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
As of March 4, 2013, the Company operates 20 manufacturing facilities, 19 sales offices, four distribution centers and six distribution branches located throughout North, Central and South America; has approximately 13,000 manufactured products and over 10,000 distributed products; and has 3,378 employees.
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
The Company’s business strategy is focused on sustainable, profitable growth guided by five key operating principles: 1) Customer Dedication, 2) Innovation, 3) Operations Excellence, 4) Organization Development, and 5) Financial Strength. Applying these principles to our business, the Company emphasizes:

•	Industry-leading innovation of niche, high margin products;

•	Being the low-cost provider of certain commodity products where our brands excel;

•	Achieving leadership in key product areas through breadth of offering, consistent quality and superior customer service;

•	Operations excellence initiatives to reduce costs and improve productivity within our manufacturing and distribution footprint;

•
Leveraging brand equity and capabilities to grow business with existing customers and cultivate new ones, particularly in emerging growth markets where we can deliver the greatest value and achieve the best returns;

•	Investing in new technologies and processes to reinforce customer dedication and market strength across our key business segments;

•	Succession plans through our management teams at all levels in the Company, ensuring the right people are in the right positions to grow for organization development; and

•	Selective acquisitions as opportunities arise to enhance our leadership in key markets and add to shareholder value.
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

The following table summarizes the key attributes of our business segments for the year ended December 31, 2012:

Continuing Operations	Material Handling Segment	Lawn and Garden Segment	Distribution Segment	Engineered Products Segment
Net Sales (in millions)	$286	$206	$177	$142
% of Total Net Sales	36%	26%	22%	16%
Key Product Areas	• Plastic Reusable Containers & Pallets • Plastic Storage & Organization Products • Plastic Carts • Metal Carts • Wooden Dollies • Custom Products	• Plastic Horticultural Pots, Trays, Flats & Hanging Baskets • Decorative Resin Planters • Custom Products
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
Product Brands	• Akro-Mils™ • Jamco • Buckhorn® • Novel do Nordeste S.A. • Myers do Brasil™	• Dillen® • ITML™ • Listo™ • Pro Cal™ • Planters’ Pride® • Akro-Mils Lawn & Garden™	• Myers Tire Supply® • Myers Tire Supply International™	• Ameri-Kart® • Patch Rubber Company® • WEK™
Key Capabilities & Services
•      Product Design
•      Prototyping
•      Product Testing
•      Material Formulation
•      Injection Molding
•      Structural Foam Molding
•      Metal Forming • Stainless Steel Forming
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

Manufacturing Segments Overview
Material Handling Segment
The Material Handling Segment is comprised of plastic reusable material handling containers, pallets and bins, as well as metal shelving, cabinet and racking systems. The two major brands in this segment, Buckhorn® and Akro-Mils™, have strong leadership positions across markets such as automotive, appliance, general industrial/manufacturing, retail distribution, agriculture, and food processing. This leadership position is built through constant innovation, diverse manufacturing processes, consistent quality and superior customer service resulting in significant productivity and cost-saving benefits for our customers.
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
Recently, Buckhorn introduced a new class of pallet-sized, collapsible containers featuring an integrated pallet and lid system. Maximizer® is a unique alternative for corrugated bulk container users. Unlike short-lived corrugated containers that are awkward to assemble and knock down, Maximizer is easily constructed by one person and can be reused hundreds of times. The walls easily assemble and collapse, while the integrated locking system provides strength and stability in transport. It is made from durable, moisture-resistant plastic and can be stored indoors or outdoors. The container is an ideal solution for shipping and storing light-duty dry goods and maximizes productivity, cost savings, safety, space usage and sustainability.
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
Novel is Brazil's leading designer and manufacturer of reusable plastic crates and totes used for closed-loop shipping and storage in the region's fast-growing food and agriculture industries. Novel's product line is primarily focused on injection-molded containers but also produces a diverse range of plastic industrial safety products.  With strong relationships to major international companies in its markets, Novel complements Myers Industries' existing material handling business in Brazil and aligns with the Company's material handling and geographic growth strategy.
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
Akro-Mils™ products deliver storage and organization solutions in a wide variety of applications, from creating assembly line workstations to organizing medical supplies and retail displays. Emphasis is placed on product bundling and customizing systems to create specific storage and organization configurations for customers’ operations. For example, industrial manufacturers with specialized tool and parts storage areas — known as “tool cribs” — use a combination of Akro-Mils bins, racking, locking cabinets, work tables and transport carts to speed assembly times, maintain accurate inventories and reduce loss. Metal carts and dollies are paired with custom-made containers to create unique transport systems capable of handling parts and components both small and large. Our powder coating/painting capability allows for high-quality, scratch-resistant finishing of metal products in a multitude of colors and finish styles.
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
With the resulting benefits of reducing packaging costs, improving safety and quality, simplifying workflows and eliminating waste, Akro-Mils products provide the perfect solution for workplace efficiency programs, such as 5S Lean. In support of such programs, Akro-Mils has introduced several new product lines in the last year, including the clear Insight® Bin for the healthcare industry and the unique, bi-colored Indicator® Bin, which provides a visual cue to refill bins for efficient assembly line, supply room or distribution center work. As a result of such new product development and listening to the “voice of the customer” to provide solutions, the Akro-Mils brand is recognized throughout the material handling industry for continuous innovation, high quality and reliable service.
Jamco is well established in industrial and commercial markets with its wide selection of welded steel service carts, platform trucks, mobile work centers, racks and cabinets for plastic bins, safety flammable cabinets, medical cylinder carts and more. Jamco's strong product offering, relationships with industrial distributors and reputation for quality and service complements Myers Industries' existing Akro-Mils business and aligns with the Company's material handling growth strategy.
All of our Material Handling Segment products are designed to reduce the waste produced by cardboard boxes and wooden pallets in supply chains. In our own manufacturing and product innovation, we continue to seek eco-friendly alternatives for our own plastic products. For example, our Akro-Mils EarthSaver® AkroBins and Shelf Bins are produced from 100 percent recycled plastics. Available in earth tone colors of terra cotta, hunter green and sandstone, the EarthSaver Series offers users an eco-friendly choice in plastic storage and organization products, while boosting productivity in the workplace and helping companies make a positive impact on the environment. In addition, our Buckhorn business utilized more than 31 million lbs. of recycled or reprocessed plastics in its manufacturing processess last year. This accounted for approximately 24 percent of Buckhorn’s total material usage, applied to products ranging from hand-held totes to bulk containers.
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
Lawn and Garden Segment
The Company’s Lawn and Garden Segment includes the Dillen®, ITML™, Pro Cal™, Listo™, Planters’ Pride® and Akro-Mils Lawn & Garden™ brands, which serve the horticultural container needs of the North American floriculture/horticulture market. Our product selection, manufacturing capabilities, quality and customer service rank at the top of our category in the market, which spans professional growers with 150-plus acre greenhouse facilities to regional nurseries to retail garden centers and retail home centers.
For growers, our Dillen®, ITML™, and Pro Cal™products are available both direct and through a network of leading horticultural distributors. Our product range is one of the most extensive in North America. Products include injection-molded and thermoformed pots, hanging baskets, flats and carry trays, plug trays, nursery containers, propagation sheets, and specialty pots. Product innovation is centered on the changing needs of the professional grower, including increased automation in growing operations, improving efficiency and reducing costs, while focusing on environmental friendliness. For example, a recent focus has been in lightweight co-extruded (“CoEx”) thermoformed pots. CoEx pots have a thinner wall construction compared to injection pots and combine a color exterior with a dark interior layer made from recycled material. This interior layer helps to protect plant roots against potential sunlight damage in both grower and retail operations, and the recycled material helps protect the environment.
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
In addition to Listo, two other brands in the retail channel of the Lawn and Garden Segment include Planters’ Pride® and Akro-Mils Lawn & Garden™ products. Planters’ Pride has a diverse product offering dedicated to the at-home gardener. Featured products include a wide range of Fiber Grow® seed starting kits with 100 percent peat-free renewable coir pellets and other garden accessories, backed by customizable retail displays. Akro-Mils Lawn & Garden provides a wide range of plastic patio pots, planters and hanging baskets as well as watering cans and other related items for the home gardener.
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
Engineered Products Segment
Myers Industries serves diverse niche markets and customers with rubber and plastic products from the Engineered Products Segment. Through our Ameri-Kart®, Patch Rubber™ and WEK™ brands, we provide an array of engineered plastic original equipment and replacement parts, tire repair materials and custom rubber and plastic components and materials. We offer a unique combination of product design, molding and finishing expertise to support our customers’ needs for efficient, single sourcing of parts and turnkey custom product development. In addition to our plastics molding capabilities, we utilize a full range of rubber molding processes that include: injection molding; compounding, calendering and extrusion; and 3-D co-extrusion blow molding. Additional capabilities include custom rubber formulation, mixing and testing.

WEK™ supports passenger car and truck manufacturers to create plastic components and assemblies for a wide variety of vehicle platforms. Our proven track record and expertise affords us “guest engineering” status with one of the world’s leading automakers and suppliers. Our molding and assembly capabilities produce a diversified product mix, which includes: HVAC components, tubing assemblies and other custom items. The Company’s focus in the automotive arena is on highly engineered, niche products for select automotive platforms and strategic, long-term customers — both transplants and domestics — who reward their value-added manufacturing partners. In addition, WEK provides plastic blow molded components for industries outside of automotive. In the marine industry, WEK produces a full range of Dock Floats for creating boat docks in marinas, private clubs, boatyards and elsewhere. The floats feature one piece, no seam construction, with resistance to oil, diesel fuel and saltwater. For the waste management industry, WEK produces several varieties of Waste Carts, Recycle Bins and Waste Can Liners in styles and sizes to meet the industry’s diverse product needs. In the custom molding arena, WEK produces a wide variety of products, such as Double Wall Storage Cases, used as packaging and for storing and protecting tools, electronics, medical equipment, firearms and other valuables. Other custom items include Coolers, Residential and Commercial Downspout Systems, Trade Show Display Cases and more. WEK’s blow molding press sizes range from large and small to fit a customer’s precise product needs.
Manufacturers of recreational vehicles (“RV”) and watercraft rely on our design expertise and production capabilities to provide them an assortment of products. Through our Ameri-Kart® brand, we create rotationally-molded plastic tanks for water, fuel and waste handling that are assembled to fit the precise space constraints within RV and marine craft designs. We also utilize thermoforming and rotational molding to manufacture plastic trim and interior parts for RVs. In addition to molding fuel tanks, seat components, consoles and storage tanks for watercraft, Ameri-Kart recently introduced its patented Enviro-Fill® overfill prevention system (“OPS”) technology for its marine fuel tanks. Ameri-Kart is the industry’s only turnkey provider with an integrated, Environmental Protection Agency (“EPA”)-compliant marine fuel tank and patented Enviro-Fill® diurnal system. This OPS/tank vent and sensor system provides venting and monitoring of the fuel level in the tank during filling and transfers a pressure signal to the deck fitting when fuel reaches a predetermined level. Integrated with its new low permeation fuel tanks, recently certified by the EPA to meet the standards of evaporative emissions, this makes Ameri-Kart unique in offering customers a “total system” for marine fuel tank solutions. This in turn affords boat manufacturers a single source to comply with new EPA and American Boat and Yacht Council (“ABYC”) refueling and emission regulations, effective for the 2012 model year.
Our manufacturing of rubber products began more than 60 years ago with our Patch Rubber Company® brand, initially making tire patches. Today, we manufacture one of the most comprehensive lines of tire repair and retreading products in the United States. Service professionals rely on our extensive product selection and quality for safe, cost-effective repairs to passenger, truck and off-road tires. Products range from the plug that fills a puncture, the cement that seats the plug, the tire innerliner patch and the final sealing compound. Patch brand repair products maintain a strong position in the tire service markets including sales through our Distribution Segment’s sales network.
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
Distribution Segment Overview
Our Distribution Segment includes the Myers Tire Supply® and Myers Tire Supply International™ brands. Myers Tire Supply is the largest U.S. distributor and single source for tire, wheel and undervehicle service tools, equipment and supplies. We buy and sell nearly 10,000 different items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, auto dealerships, tire retreaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their business.
In 2012, we continued to enhance our business model to optimize our domestic distribution network. We now serve the domestic market through 19 sales offices and four regional distribution centers compared to 33 branches that acted as individual profit centers historically. Our new network has improved overall customer service levels, reduced operating costs, and simplified the supply chain. Internationally, we have three branches in Canada and three in Central America. Sales personnel from our Akron, Ohio headquarters cover niche markets in the Far East, Middle East, South Pacific and South America.

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
With a commitment to innovation for our customers, our Myers Tire Supply team has introduced several new product and service offerings that continue to make our customers’ experience with Myers Tire Supply uniquely valuable. These include a full range of Tire Pressure Monitoring System products, a web-based “Torque Tracker” program for commercial fleet service providers, and a “green” nitrogen tire inflation program, which is designed to help our tire dealer customers with service to their customers through the benefits of greater fuel efficiency and tire life, as well as communications of regular tire maintenance updates.
While the needs and composition of our distribution markets constantly change, we adapt and deliver the new products and services that are crucial to our customers’ success. The new product pipeline is driven by a thorough understanding of the market and its customers' needs. Myers Tire Supply in turn works closely with its suppliers to develop innovative products and services to meet these needs with solutions.
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
Customer Dependence
In 2012 and 2011, there were no customers that accounted for more than five percent of total net sales. In 2010, the Company’s largest customer accounted for approximately 6.0% of total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Employees
As of December 31, 2012, Myers Industries had a total of 3,378 full-time and part-time employees. Of these, 2,872 were employed in the Company’s manufacturing segments, including: 1,203 in Material Handling, 752 in Engineered Products, and 917 in Lawn and Garden. The Distribution Segment employed 450 personnel. The Company’s corporate offices had 56 employees.
As of December 31, 2012, the Company had no employees under collective bargaining arrangements.

(d)	Financial Information About Geographic Areas
The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

(e)	Available Information
Filings with the SEC.     As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission ("SEC"), such as:
* annual reports on Form 10-K;
* quarterly reports on Form 10-Q;
* current reports on Form 8-K; and
* proxy statements on Schedule 14A.
Anyone may read and copy any of the materials we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information regarding operations of the Public Reference Room may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.
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

ITEM 1A.    Risk Factors
This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding the Company’s 2013 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. The Company’s actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.
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
We may not realize the improved operating results that we anticipate from past and recent acquisitions or from acquisitions we may make in the future and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.
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
We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Brazil. For the twelve months ended December 31, 2012, international net sales accounted for approximately 16% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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
Equity Ownership Concentration
Based solely on the Schedule 13D filed on December 28, 2012 by Stephen E. Myers, former Chief Executive Officer of the Company, a descendant of the Company’s co-founder Louis S. Myers beneficially owned 1,713,790 of our common shares as of December 28, 2012 , representing approximately 5.1% of the Company’s outstanding common shares. This shareholder may have sufficient voting power to influence actions requiring the approval of our shareholders.
Based solely on the Schedule 13D/A filed on February 21, 2013, by Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Gabelli Securities, Inc., Teton Advisors, Inc., GGCP, Inc., GAMCO Investors, Inc., and Mario J. Gabelli (collectively, the “Gamco Group”), for which the Company disclaims any responsibility, the Gamco Group beneficially owned 5,298,600 shares of our common shares as of February 21, 2013, representing 15.7% of our outstanding common shares. Combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.
Legal & Regulatory Actions
Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse affect on the Company’s financial results.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
The following table sets forth certain information with respect to properties owned by the Company:

	Distribution
Location	Approximate Floor Space (Square Feet)	Approximate Land Area (Acres)	Use
Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Warehousing
Akron, Ohio	31,000	2	Warehousing
Pomona, California	17,700	1	Sales and distribution

	Manufacturing
Sandusky, Ohio	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Dawson Springs, Kentucky	125,000	26	Held for sale
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Sparks, Nevada	185,000	11	Held for sale
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, North Carolina	172,000	20	Manufacturing and distribution
Bristol, Indiana	166,000	12	Manufacturing and distribution
Jefferson, Ohio	115,000	11	Manufacturing and distribution
Lugoff, South Carolina	115,000	12	Held for sale
Waco, Texas	60,000	5	Manufacturing and distribution
Reidsville, North Carolina	32,000	17	Manufacturing and distribution
Sebring, Florida	26,000	10	Manufacturing and distribution
The following table sets forth certain information with respect to facilities leased by the Company.

	Manufacturing & Distribution
Location	Approximate Floor Space (Square Feet)	Expiration Date of Lease	Use
Middlefield, Ohio	632,000	September 30, 2025	Manufacturing and distribution
Lauro de Freitas City, Bahia, Brazil	468,000	July 1, 2016	Manufacturing and distribution
Ibipora, Parana, Brazil	262,000	July 1, 2014	Manufacturing and distribution
Brantford, Ontario, Canada	216,000	January 31, 2014	Manufacturing and distribution
Cassopolis, Michigan	210,000	October 31, 2015	Manufacturing and distribution
South Beloit, Illinois	160,000	September 30, 2017	Manufacturing and distribution
Jaguariuna, Brazil	54,000	April 30, 2013	Manufacturing and distribution
Springfield, Missouri	49,000	October 31, 2013	Manufacturing and distribution
Springfield, Missouri	51,000	November 1, 2013	Manufacturing and distribution
Burlington, Ontario, Canada	46,000	January 9, 2014	Manufacturing and distribution
Mississuaga, Ontario, Canada	20,000	January 31, 2014	Manufacturing and distribution
Milford, Ohio	22,000	November 30, 2015	Administration and sales
Southaven, Mississippi	56,000	September 30, 2016	Distribution center
Salt Lake City, Utah	31,000	October 31, 2016	Distribution center
North Venice, Florida	8,000	September 30, 2013	Manufacturing and distribution

The Company also leases facilities in 19 locations throughout the United States and Canada which, in the aggregate, amount to approximately 50,000 square feet of warehouse and office space. All of these locations are used by the Distribution Segment.

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
New Idria Mercury Mine
Effective October 2011, the U.S. Environmental Protection Agency (“EPA”) added the New Idria Mercury Mine site located near Hollister, California to the Superfund National Priorities List because of alleged contaminants discharged to California waterways. The New Idria Quicksilver Mining Company, founded in 1936, and later renamed the New Idria Mining & Chemical Company ("NIMCC") owned and/or operated the New Idria Mine through 1976. In 1981 NIMCC was merged into Buckhorn Metal Products Inc. and subsequently acquired by Myers Industries in 1987. The EPA contends that past mining operations have resulted in mercury contamination and acid mine drainage in the San Carlos Creek, Silver Creek and a portion of Panoche Creek and that other downstream locations may also be impacted.
Since Buckhorn Inc. may be a potentially responsible party (“PRP”) of the New Idria Mercury Mine, the Company recognized an expense of $1.9 million in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Expenses of approximately $0.3 million have been incurred and charged against the reserve classified in Other Liabilities on the Consolidated Statements of Financial Position as of December 31, 2012. As investigation and remediation proceed, it is likely that adjustments to the liability will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.
In November 2011 the EPA completed an interim removal project at the New Idria Mercury Mine site. It is expected this removal action will be part of the final remediation strategy for the site. According to informal reports, EPA’s interim removal project costs were approximately $500,000. It is possible that at some future date the EPA will seek recovery of the costs of this work from PRPs.
California Regional Water Quality Control Board
A number of parties, including the Company and its subsidiary, Buckhorn Inc. (“Buckhorn”), were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (“RWQCB”). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (“Watershed”) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to NIMCC which owned property and performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB with respect to Watershed clean-up efforts that may result from the adoption of this planning document. Although assertion of a claim by the RWQCB is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.
Other
In October 2009, an employee was fatally wounded while performing maintenance at the Company’s manufacturing facility in Springfield, Missouri. On February 22, 2011, the family of the deceased filed a civil complaint against the manufacturer of the press involved in the incident and the Buckhorn Inc. employee involved in the incident. The Company was brought into the lawsuit by the plaintiff as an additional defendant. The manufacturer of the press filed a cross claim for indemnity against Buckhorn. The case was dismissed in December 2012 at no additional cost to the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2012. Executive officers are appointed annually by the Board of Directors.

Name	Age	Years as Executive Officer	Title
John C. Orr	62	10	President and Chief Executive Officer
David B. Knowles	52	4	Executive Vice President and Chief Operating Officer
Greggory W. Branning	51	1	Senior Vice President, Chief Financial Officer and Corporate Secretary
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
Mr. Branning, Senior Vice President, Chief Financial Officer and Corporate Secretary, was appointed to his current position on September 1, 2012. Prior to that he was with Danaher Corporation, where he served as Vice President of Finance and Chief Financial Officer of Thomson Industries, a Danaher subsidiary. Mr. Branning joined Danaher Corporation in 2003 where he served in various leadership positions in various subsidiaries of Danaher.
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
The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of shareholders of record at December 31, 2012 was 1,364. High and low stock prices and dividends for the last two years were:

2012	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$14.75	$12.36	$0.08
June 30	17.88	15.32	0.08
September 30	17.42	14.40	0.08
December 31	16.03	13.51	0.08

2011	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$10.25	$8.75	$0.07
June 30	11.01	9.63	0.07
September 30	12.15	9.47	0.07
December 31	13.66	9.49	0.07
Purchases of equity securities by the issuer
The following table presents information regarding the Company’s stock purchase plan during the three months ended December 31, 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/12 to 10/31/12	—	$—	—	3,000,000
11/1/12 to 11/30/12	165,622	14.01	165,622	2,834,378
12/1/12 to 12/31/12	132,067	14.40	297,689	2,702,311

(1)
On November 20, 2012, the Company adopted a Rule 10b5-1 plan (the "Plan") for the purpose of repurchasing up to two million one hundred fifty thousand shares of its common stock in accordance with the guidelines specified in Rule 10b5-1 of the Securities Exchange Act of 1934. The Plan was established in connection with the Board authorized repurchase of up to five million shares that was announced on May 2, 2011. The Company previously completed a repurchase of two million shares in 2011 pursuant to a previous Rule 10b5-1 plan, which was also in connection with the authorized five million share repurchase.

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table which is incorporated herein by reference.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012

Myers Industries Inc.
S&P 500 Index - Total Return
S&P 600 Index - Total Return
$200
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012

		2007	2008	2009	2010	2011	2012
Myers Industries, Inc.	Return%		--43.24	17.18	10.13	30.01	25.32
	Cum $	100	56.76	66.51	73.25	95.23	119.34
S&P 500 Index — Total Return	Return%		(36.99)	26.45	15.07	2.12	15.99
	Cum $	100	63.01	79.68	91.68	93.62	108.6
S&P 600 Index — Total Return	Return%		(31.07)	25.57	26.31	1.02	14.08
	Cum $	100	68.93	86.55	109.32	110.43	125.98

ITEM 6.    Selected Financial Data
Thousands of Dollars, Except Per Share Data

	2012	2011	2010	2009	2008
Operations for the Year
Net sales	$791,188	$755,654	$737,618	$701,834	$813,541
Cost of sales	575,907	557,385	573,094	530,939	616,879
Selling	85,519	81,475	74,185	70,999	88,819
General and administrative	77,906	77,136	65,968	77,297	72,394
Impairment charges(1)	—	1,249	72,014	5,462	70,148
Other income(2)	—	—	(3,827)	—	—
Interest — net	4,515	4,722	7,205	8,304	11,336
Total costs and expenses	743,847	721,967	788,639	693,001	859,576
Income (loss) from continuing operations before income taxes	47,341	33,687	(51,021)	8,833	(46,035)
Income taxes	17,379	9,182	(8,187)	1,838	(286)
Income (loss) from continuing operations	29,962	24,505	(42,834)	6,995	(45,749)
Income (loss) from continuing operations per basic share	$0.89	$0.71	$(1.21)	$0.20	$(1.30)
Income (loss) from continuing operations per diluted share	$0.88	$0.71	$(1.21)	$0.20	$(1.30)
Financial Position — At Year End
Total assets	$484,856	$428,757	$432,395	$509,966	$568,900
Current assets	239,596	218,452	213,847	206,548	232,648
Current liabilities	114,477	110,656	106,331	169,025	96,970
Working capital	125,119	107,796	107,516	37,523	135,678
Other assets	94,777	69,371	66,733	145,000	137,347
Property, plant and equipment — net	150,483	140,934	151,815	158,418	198,905
Less:
Long-term debt, less current portion	92,814	73,725	83,530	38,890	169,546
Other long term liabilities	17,865	14,343	5,936	5,682	6,396
Deferred income taxes	29,678	23,893	24,793	38,371	43,149
Shareholders’ Equity	230,022	206,140	211,805	257,998	252,839
Common Shares Outstanding	33,480,189	33,420,488	35,315,732	35,286,129	35,235,636
Book Value Per Common Share	$6.87	$6.17	$6.00	$7.31	$7.18
Other Data
Dividends paid(3)	$13,006	$9,523	$9,209	$8,436	$8,451
Dividends per Common Share	$0.32	$0.28	$0.26	$0.24	$0.24
Average Basic Common Shares Outstanding during the year	33,597,020	34,584,558	35,304,817	35,266,939	35,211,811

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

(2)	In 2010, the Company recorded a non-operating gain of $3.8 million ($4.4 million, net of related expenses) related to a favorable claims settlement.

(3)	Dividends in 2012 reflect the fourth quarter dividend paid in 2012, for a total of five dividend payments in calendar year 2012.

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
Results of Operations: 2012 versus 2011
Net Sales:

(dollars in millions)
Segment	2012	2011	Change	% Change
Material Handling	$286.0	$261.8	$24.2	9%
Lawn & Garden	$205.8	$217.1	$(11.3)	(5)%
Distribution	$176.6	$183.7	$(7.1)	(4)%
Engineered Products	$141.7	$116.2	$25.5	22%
Intra-segment elimination	$(18.9)	$(23.1)	$4.2	18%
TOTAL	$791.2	$755.7	$35.5	5%
Net sales for 2012 were $791.2 million, an increase of $35.5 million or 5% compared to the prior year. Strong sales volumes of $18.6 million were driven by our Engineered Products and Material Handling segments, which more than offset declines in our Distribution and Lawn and Garden segments. In addition, $21.5 million in sales were generated from the inclusion of our acquisitions in 2012 from the dates acquired. Sales were negatively impacted in 2012 compared to 2011 as a result of $3.4 million in unfavorable foreign currency translation, primarily from the Brazilian real, as well as lower pricing of $1.2 million.
Net sales in the Material Handling Segment increased $24.2 million or 9% in 2012 compared to 2011. Current year net sales included $21.5 million in sales from our acquisitions of Plasticos Novel do Nordeste S.A. ("Novel") on July 3, 2012 and Jamco Products Inc, ("Jamco") on October 1, 2012. In addition, strong demand in the agricultural and industrial markets drove higher sales volumes of $6.6 million, including sales of new products. These sales increases were offset by $2.7 million from the effect of unfavorable foreign currency translation and lower pricing of $1.2 million.
Net sales in the Lawn and Garden Segment in 2012 decreased $11.3 million or 5% compared to 2011. The decrease in net sales reflected lower volume of $9.5 million resulting from actions taken by our customers in 2012 such as inventory depletion and reduced production during the planting season. A shift in customer demand from the fourth quarter of 2012 into 2013 also contributed to the decline in sales year-over-year. Sales were also lower in 2012 compared to 2011 due to lower pricing of $1.2 million and approximately $0.6 million from the effect of unfavorable foreign currency translation.
Net sales in the Distribution Segment decreased $7.1 million or 4% in 2012 compared to 2011. The reduction in sales was almost entirely due to lower sales volume, driven by a decline in the industry's replacement tire shipments and lower equipment sales, as a result of market softness in the first half of 2012.

In the Engineered Products Segment, net sales in 2012 increased $25.5 million or 22% compared to 2011. The increase in net sales was due to higher sales volumes of $24.2 million from strong demand in the automotive, recreational vehicle, marine and contract manufacturing markets. Higher selling prices of $1.3 million also contributed to the increase.

Cost of Sales & Gross Profit:

(dollars in millions)
Cost of Sales and Gross Profit	2012	2011
Cost of sales	$575.9	$557.4
Gross profit	$215.3	$198.3
Gross profit as a percentage of sales	27.2%	26.2%
Gross profit margin increased to 27.2% for 2012 compared to 26.2% in the prior year. Increased sales, productivity improvements, raw material substitutions and decreased manufacturing costs resulted in higher gross profit and gross profit margin year-over-year. Manufacturing efficiencies were attained from executing our operations excellence initiatives in our Lawn and Garden Segment that offset a portion of the margin lost due to lower sales and in our other segments, primarily the Material Handling Segment.
Selling, General and Administrative Expenses:

(dollars in millions)
SG&A Expenses	2012	2011	Change
SG&A expenses	$163.4	$158.6	$4.8
SG&A expenses as a percentage of sales	20.7%	21.0%
Selling, general and administrative (“SG&A”) expenses increased $4.8 million or 3% compared with 2011. Excluding the $4.8 million increase in SG&A expenses from the two acquisitions in 2012 as of the dates acquired, SG&A was flat year-over -year. SG&A expenses in 2012 included increased employee related costs, primarily medical of $2.2 million and $2.4 million of higher distribution and selling costs. These increases were offset by a reduction of approximately $3.0 million in bad debt expense, primarily due to the recovery in 2012 of a bad debt recorded in 2011. SG&A expense in 2012 also included restructuring and other unusual charges of $3.4 million for severance, consulting and lease obligation costs. SG&A expense in 2011 included restructuring charges of $2.7 million and other unusual charges of $1.9 million related to an environmental investigation and feasibility study at New Idria. In 2012 and 2011, gains of $1.1 million and $0.7 million, respectively, were realized from the sale of facilities and other assets.
Impairment Charges:
In 2011, there were impairment charges of $1.2 million related to two closed manufacturing facilities and fixed asset impairment charges. There were no impairment charges in 2012.
Interest Expense:

(dollars in millions)
Net Interest Expense	2012	2011	Change	% Change
Net interest expense	$4.5	$4.7	$(0.2)	(4)%
Outstanding borrowings	$92.8	$74.0	$18.8	25%
Average borrowing rate	4.72%	5.22%
Net interest expense in 2012 was $4.5 million, a decrease of 4% compared to the prior year. Outstanding borrowings were $18.8 million higher in 2012 versus 2011, although the lower average borrowing rate from the mix of the debt outstanding resulted in a reduction of interest expense. The increase in outstanding debt from 2011 to 2012 was primarily to fund our acquisitions in the current year.
Income Taxes:

(dollars in millions)	2012	2011
Income before taxes	$47.3	$33.7
Income tax expense	$17.4	$9.2
Effective tax rate	36.7%	27.3%

The effective tax rate was 36.7% in 2012 compared to 27.3% in 2011. The 2012 effective tax rate of 36.7% reflects an increase in net state tax expense of $2.7 million. The 2011 effective tax rate reflects the Company’s reversal of approximately $4.9 million of previously unrecognized tax benefits, primarily related to the incurred loss on the sale of its European Material Handling business in 2007 and other tax adjustments, including provision to return adjustments resulting from changes in estimates.
Results of Operations: 2011 versus 2010
Net Sales:

(dollars in millions)
Segment	2011	2010	Change	% Change
Material Handling	$261.8	$257.8	$4.0	2%
Lawn & Garden	$217.1	$223.8	$(6.7)	(3)%
Distribution	$183.7	$175.0	$8.7	5%
Engineered Products	$116.2	$104.8	$11.4	11%
Intra-segment elimination	$(23.1)	$(23.8)	$0.7	3%
TOTAL	$755.7	$737.6	$18.1	2%
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
In the Engineered Products Segment, net sales in 2011 increased $11.4 million or 11% compared to 2010. Net sales increased due to higher sales volumes of $9.8 million driven by strong demand in the recreational vehicle, marine and contract manufacturing markets. Higher selling prices of $1.6 million also contributed to the increase.
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
Interest Expense:

(dollars in millions)
Net Interest Expense	2011	2010	Change	% Change
Net interest expense	$4.7	$7.2	$(2.5)	(35)%
Outstanding borrowings	$74.0	$83.8	$(9.8)	(12)%
Average borrowing rate	5.22%	6.32%

Net interest expense in 2011 was $4.7 million, a decrease of 35% compared to the prior year. Lower borrowing levels and a reduction in average interest rates of 90 basis points resulted in a reduction in interest expense in 2011.
Income Taxes:

(dollars in millions)	2011	2010
Income (loss) before taxes	$33.7	$(51.0)
Income tax (benefit) expense	$9.2	$(8.2)
Effective tax rate	27.3%	16.0%
The effective tax rate was 27.3% in 2011 compared to 16.0% in 2010. The 2011 effective tax rate reflects the Company's reversal of approximately $4.9 million of previously unrecognized tax benefits, primarily related to the incurred loss on the sale of its European Material Handling business in 2007 and other tax adjustments, including provision to return adjustments resulting from changes in estimates. The 2010 effective tax rate of 16.0% on the loss before taxes of $51.0 million was primarily due to the $72.0 million goodwill impairment charge recognized in that year, $30.9 million of which was not deductible.
Acquisitions

In October 2012, the Company acquired 100% of the stock of Jamco Products Inc. ("Jamco"), an Illinois corporation for $15.2 million. The purchase price included a cash payment of $15.1 million, net of $0.1 million in cash acquired. Jamco is a leading designer and manufacturer of heavy-duty industrial steel carts and safety cabinets. The Company has made preliminary estimates of the valuation of assets and intangible assets of purchase price allocation. The business is included in the Material Handling Segment.

In July 2012, the Company acquired 100% of the stock of Plasticos Novel do Nordeste S.A. ("Novel"), a Brazil-based designer and manufacturer of reusable plastic crates and containers used for closed-loop shipping and storage. Novel also produces a diverse range of plastic industrial safety products. The total purchase price was approximately $31.0 million, which includes a cash payment of $3.4 million, net of $0.6 million of cash acquired, assumed debt of approximately $26.0 million and contingent consideration of $0.9 million based on an earnout. The contingent consideration, which is recorded in Other Liabilities in the Consolidated Statements of Financial Position is dependent upon the results of Novel exceeding predefined earnings before interest, taxes, depreciation and amortization over the next four years. The business is included in the Material Handling Segment.
Financial Condition & Liquidity and Capital Resources
Cash provided by operating activities was $60.8 million for the year ended December 31, 2012 compared to $64.2 million in 2011. The decrease of $3.4 million was primarily attributable to working capital requirements. Net income was $30.0 million in 2012 compared to $24.5 million in 2011. Non-cash charges including depreciation and impairment charges were $39.2 million in 2012 compared to non-cash charges of $42.2 million in 2011.
Cash used for working capital was $8.1 million in 2012 compared to cash used of $2.5 million in 2011. In 2012, an increase in inventories used approximately $2.7 million of cash compared to providing $0.5 million in 2011. The increase of inventories in 2012 was due to slower demand in the market; however, reductions of inventory were achieved in 2011 due to working capital initiatives. In 2012, the use of funds for accounts receivable reduced to $2.0 million compared to the use of $8.7 million in 2011 resulting from working capital initiatives. In addition, there was an increase of $4.2 million in cash used by accounts payable and accrued expenses in 2012 compared to 2011. The increase in cash used by accounts payable and accrued expenses in 2012 was the result of the fifth dividend payment in calendar year 2012 and the timing of other payments.
Capital expenditures were approximately $27.0 million in 2012 compared to $21.9 million in 2011. Capital spending in 2012 was higher than the preceding year as investments were made for new manufacturing, molding and automated handling technology. In 2012, the Company paid a combined total of $18.5 million in connection with the acquisitions of Novel and Jamco and $1.1 million in connection with the acquisition of Material Improvements L.P. in 2011. In 2012 and 2011, the Company received approximately $3.1 million and $1.1 million, respectively, in cash proceeds from the sale of property, plant & equipment.
During 2012, the Company used cash of $4.2 million to purchase 300 thousand shares of its own stock under a share repurchase plan. In 2011, the Company used cash of $20.9 million to purchase two million shares of its own stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In addition, the Company used cash to pay dividends of $13.0 million and $9.5 million for the years ended 2012 and 2011, respectively. The increase in dividend payments in 2012 resulted from the accelerated fourth quarter dividend payment made in December 2012 to reduce the tax impact for our shareholders.
Total debt at December 31, 2012 was approximately $92.8 million compared with $74.0 million at December 31, 2011. The increase in debt outstanding year-over-year is primarily due to funding our acquisitions in the current year. The Company’s Credit Agreement provides available borrowing up to $180 million, reduced for letters of credit issued, and, as of December 31, 2012, there was $116.1 million available under this agreement. In December 2010, the Company paid the $65 million Senior Notes that matured. As of December 31, 2012, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio, defined as earnings before interest and taxes divided by interest expense, and a leverage ratio, defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended December 31, 2012 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	11.46
Leverage Ratio	3.25 to 1 (maximum)	1.14
The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.
In the fourth quarter of 2012, the Company repaid the remaining $1.2 million of industrial revenue bonds.
As of December 31, 2012, the Company also has $6.0 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business.

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments:

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
		(Amounts in Thousands)
Principal payments on debt	$35,000	$57,814	$—	$—	$92,814
Interest	4,436	4,105	—	—	8,541
Lease payments	9,262	12,730	8,991	14,715	45,698
Purchase commitments	1,843	—	—	—	1,843
Retirement benefits	812	1,136	1,201	2,473	5,622
Total	$51,353	$75,785	$10,192	$17,188	$154,518

Uncertain tax position liabilities are excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective tax authority cannot be made.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Derivative Financial Instruments
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2012, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.6 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. In 2007, the Company began a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of December 31, 2012, the Company had no foreign currency arrangements or contracts in place.
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
Goodwill — Goodwill is subjected to annual impairment testing, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We conduct our annual impairment assessment as of October 1. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we conclude that this is the case, we perform the two-step test. Otherwise, we do not perform the test.
Goodwill impairment testing requires, in part, that we estimate the fair value of our reporting units which, in turn, requires that we make judgments concerning future cash flows and appropriate discount rates for those reporting units. Fair values are established using comparative market multiples in the current market conditions and discounted cash flows. The discount rates used are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 8.4% to 11.9% in 2012. In addition we would make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models.
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
Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries as it is our intention to reinvest such earnings for an indefinite period of time. The Company has operations outside the United States and in jurisdictions with statutory tax rates lower than in the United States. As a result, significant tax and treasury planning of future operations are necessary to determine the proper amounts of tax assets, liabilities and expense to be recognized. FASB ASC 740, Income Taxes ("ASC 740") requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. The Company evaluates the recovery of its deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.
Also, significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions, including evaluating uncertainties under ASC 740. We review our tax positions quarterly and adjust the balances as new information becomes available.
Recent Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income ("AOCI"). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes. The standard is effective for fiscal years beginning after December 15, 2012. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements. The Company plans to adopt this guidance beginning in the first quarter of 2013.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) which simplifies the impairment test for indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amounts as a basis for determining whether it is necessary to perform a quantitative valuation test. ASU No. 2012-02 is effective for fiscal years and interim periods beginning on or after September 15, 2012. The Company conducted its annual impairment assessment as of October 1, which included adoption of this guidance. The adoption of this guidance on October 1, 2012 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. The new accounting standard requires companies to present the components of net income and other comprehensive income either as one continuous statement or two separate but consecutive statements. The update eliminated the option to report other comprehensive income and its components in the statement of changes in equity. On December 23, 2011 the FASB issued a final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Effective January 1, 2012, we adopted this ASC guidance and have presented net income and other comprehensive income in two consecutive statements.

ITEM 8.        Financial Statements and Supplementary Data
Summarized Quarterly Results of Operations
Thousands of Dollars, Except Per Share Data

Quarter Ended 2012	March-31	June-30	September-30	December-31	Total
Net Sales	$198,789	$181,101	$197,290	$214,008	$791,188
Gross Profit	57,998	47,364	52,729	57,190	215,281
Net Income	9,985	5,658	5,798	8,521	29,962
Basic Per Share	0.30	0.17	0.17	0.25	0.89
Diluted Per Share	0.29	0.17	0.17	0.25	0.88
Quarter Ended 2011	March-31	June-30	September-30	December-31	Total
Net Sales	$195,507	$177,266	$190,332	$192,549	$755,654
Gross Profit	54,091	44,494	47,788	51,896	198,269
Net Income	6,718	4,658	7,214	5,915	24,505
Basic and Diluted Per Share	0.19	0.13	0.21	0.18	0.71

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
We have audited the accompanying consolidated statement of financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and their results of operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myers Industries, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2013, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Akron, Ohio
March 4, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors
Myers Industries, Inc. and subsidiaries:
We have audited the accompanying consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows of Myers Industries, Inc. and subsidiaries (Company) for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Myers Industries, Inc. and subsidiaries for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Cleveland, Ohio
March 7, 2011

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except share data)

	2012	2011	2010
Net sales	$791,188	$755,654	$737,618
Cost of sales	575,907	557,385	573,094
Gross profit	215,281	198,269	164,524
Selling expenses	85,519	81,475	74,185
General and administrative expenses	77,906	77,136	65,968
Impairment charges	—	1,249	72,014
	163,425	159,860	212,167
Operating income (loss)	51,856	38,409	(47,643)
Other income, net	—	—	3,827
Interest
Income	(164)	(65)	(561)
Expense	4,679	4,787	7,766
	4,515	4,722	7,205
Income (loss) before income taxes	47,341	33,687	(51,021)
Income tax expense (benefit)	17,379	9,182	(8,187)
Net income (loss)	$29,962	$24,505	$(42,834)

Income (loss) per common share
Basic	$0.89	$0.71	$(1.21)
Diluted	$0.88	$0.71	$(1.21)
Dividends declared per share	$0.32	$0.28	$0.26

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except share data)

	2012	2011	2010
Net income (loss)	$29,962	$24,505	$(42,834)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,791	(2,240)	3,413
Pension liability, net of tax of $80 in 2012, $339 in 2011 and $0 in 2010	558	(630)	(26)
Total other comprehensive income (loss), net of tax	3,349	(2,870)	3,387
Comprehensive income (loss)	$33,311	$21,635	$(39,447)

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
As of December 31, 2012 and 2011
(Dollars in thousands)

	2012	2011
Assets
Current Assets
Cash	$3,948	$6,801
Accounts receivable-less allowances of $3,255 and $3,863, respectively	115,508	105,830
Inventories
Finished and in-process products	72,899	67,721
Raw materials and supplies	34,603	27,496
	107,502	95,217
Prepaid expenses	9,033	5,415
Deferred income taxes	3,605	5,189
Total Current Assets	239,596	218,452
Other Assets
Goodwill	61,056	44,666
Patents and other intangible assets	25,839	17,267
Other	7,882	7,438
	94,777	69,371
Property, Plant and Equipment, at Cost
Land	4,438	4,540
Buildings and leasehold improvements	57,058	58,299
Machinery and equipment	445,789	412,704
	507,285	475,543
Less allowances for depreciation and amortization	(356,802)	(334,609)
	150,483	140,934
	$484,856	$428,757

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
As of December 31, 2012 and 2011
(Dollars in thousands, except share data)

	2012	2011
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$72,417	$64,717
Accrued expenses
Employee compensation	18,885	20,566
Income taxes	1,090	3,379
Taxes, other than income taxes	2,606	2,729
Accrued interest	240	161
Other	19,239	18,799
Current portion of long-term debt	—	305
Total Current Liabilities	114,477	110,656
Long-term debt, less current portion	92,814	73,725
Other liabilities	17,865	14,343
Deferred income taxes	29,678	23,893
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 33,480,189 and 33,420,488; net of treasury shares of 4,356,160 and 4,492,169, respectively)	20,316	20,312
Additional paid-in capital	266,419	265,000
Accumulated other comprehensive income	10,643	7,294
Retained deficit	(67,356)	(86,466)
Total Shareholders’ Equity	230,022	206,140
Total Liabilities and Shareholders’ Equity	$484,856	$428,757

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except share and per share data)

	Common Shares		Additional Paid-In Capital	Accumulative Other Comprehensive Income (Loss)	Retained Income (Deficit)
	Number	Amount
Balance at January 1, 2010	35,286,129	$21,474	$278,894	$6,777	$(49,147)
Net loss	—	—	—	—	(42,834)
Restricted shares issued	10,750	—	—	—	—
Sales under option plans	5,650	4	20	—	—
Dividend reinvestment plan	13,203	8	136	—	—
Stock based compensation	—	—	2,326	—	—
Foreign currency translation adjustment	—	—	—	3,413	—
Declared dividends — $.26 per share	—	—	—	—	(9,240)
Pension liability, net of tax	—	—	—	(26)	—
Balance at December 31, 2010	35,315,732	$21,486	$281,376	$10,164	$(101,221)
Net income	—	—	—	—	24,505
Sales under option plans	59,031	36	597	—	—
Dividend reinvestment plan	11,610	7	111	—	—
Restricted stock and stock option grants, net	28,750	—	2,595	—	—
Foreign currency translation adjustment	—	—	—	(2,240)	—
Purchases for treasury	(2,000,000)	(1,220)	(19,726)	—	—
Stock contribution	5,365	3	47	—	—
Declared dividends — $.28 per share	—	—	—	—	(9,750)
Pension liability, net of tax of $339	—	—	—	(630)	—
Balance at December 31, 2011	33,420,488	$20,312	$265,000	$7,294	$(86,466)
Net income	—	—	—	—	29,962
Net sales under option plans	278,659	145	2,870	—	—
Dividend reinvestment plan	7,112	5	102	—	—
Restricted stock vested	40,500	24	(24)	—	—
Restricted stock and stock option grants, net	11,484	—	2,708	—	—
Cancellations and terminations of share grants	—	—	(253)	—	—
Foreign currency translation adjustment	—	—	—	2,791	—
Purchases for treasury	(281,797)	(172)	(4,032)	—	—
Stock contribution	3,743	2	48	—	—
Declared dividends — $.32 per share	—	—	—	—	(10,852)
Pension liability, net of tax of $80	—	—	—	558	—
Balance at December 31, 2012	33,480,189	$20,316	$266,419	$10,643	$(67,356)

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$29,962	$24,505	$(42,834)
Items not affecting use of cash
Depreciation	29,667	31,245	30,628
Impairment charges and asset write-offs	—	1,249	72,014
Amortization of other intangible assets	3,340	2,969	2,922
Non-cash stock compensation	2,708	2,595	2,326
(Recovery of ) provision for loss on accounts receivable	(543)	915	(1,455)
Deferred taxes	1,052	(184)	(13,285)
Other long-term liabilities	4,057	4,251	151
Gain on sale of property, plant and equipment	(1,085)	(875)	(733)
Other	50	50	0
Payments on performance based compensation	(333)	0	0
Cash flow (used for) provided by working capital, net of acquisitions:
Accounts receivable	(2,002)	(8,665)	(9,994)
Inventories	(2,780)	455	4,958
Prepaid expenses	(2,119)	2,662	548
Accounts payable and accrued expenses	(1,222)	3,000	392
Net cash provided by operating activities	60,752	64,172	45,638
Cash Flows From Investing Activities
Additions to property, plant and equipment	(26,977)	(21,930)	(20,533)
Acquisition of business, net of cash acquired	(18,543)	(1,100)	(411)
Proceeds from sale of property, plant and equipment	3,086	1,089	5,213
Other	(50)	(96)	358
Net cash used for investing activities	(42,484)	(22,037)	(15,373)
Cash Flows From Financing Activities
Repayment of long-term debt	(27,258)	(305)	(65,380)
Net borrowing (repayment) of credit facility	17,700	(9,383)	44,900
Cash dividends paid	(13,006)	(9,523)	(9,209)
Proceeds from issuance of common stock	3,122	751	138
Tax benefit from options exercised	(253)	0	0
Repurchase of common stock	(4,204)	(20,946)	0
Deferred financing costs	—	—	(1,169)
Net cash used for financing activities	(23,899)	(39,406)	(30,720)
Foreign Exchange Rate Effect on Cash	2,778	(633)	432
Net (decrease) increase in cash	(2,853)	2,096	(23)
Cash at January 1	6,801	4,705	4,728
Cash at December 31	$3,948	$6,801	$4,705
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$4,008	$4,129	$6,920
Income taxes	$21,375	$11,168	$9,468
The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. All subsidiaries that are not wholly owned and are not included in the consolidated operating results of the Company are immaterial investments which have been accounted for under the cost method. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.
Reclassification
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified in conformity with generally accepted accounting principles to conform to the current year’s reporting presentation.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income ("AOCI"). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes. The standard is effective for fiscal years beginning after December 15, 2012. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements. The Company plans to adopt this guidance beginning in the first quarter of 2013.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) which simplifies the impairment test for indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amounts as a basis for determining whether it is necessary to perform a quantitative valuation test. ASU No. 2012-02 is effective for fiscal years and interim periods beginning on or after September 15, 2012. The Company conducted its annual impairment assessment as of October 1, which included adoption of this guidance. The adoption of this guidance on October 1, 2012 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. The new accounting standard requires companies to present the components of net income and other comprehensive income either as one continuous statement or two separate but consecutive statements. The update eliminated the option to report other comprehensive income and its components in the statement of changes in equity. On December 23, 2011, the FASB issued a final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Effective January 1, 2012, we adopted this ASC guidance and have presented net income and other comprehensive income in two consecutive statements.
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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

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
The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $35.0 million fixed rate senior notes was estimated at $36.5 million at December 31, 2012 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. The Company’s largest single customer in 2012 accounts for approximately four percent of total sales, with only two other customers greater than three percent. Outside of the United States, only Canada, which accounts for approximately nine percent of total sales, is significant to the Company’s operations. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. In 2012, the Company recorded a bad debt recovery of $1.4 million related to a single customer. Expense related to bad debts was approximately $817, $2,343 and $1,117 for the years 2012, 2011 and 2010, respectively.
Inventories
Inventories are stated at the lower of cost or market. Approximately 20 percent of our inventories are valued using the last-in, first-out (“LIFO”) method of determining cost. All other inventories are valued at the first-in, first-out (“FIFO”) method of determining cost.
If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $8.7 million, $9.6 million and $9.9 million higher than reported at December 31, 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010, the liquidation of LIFO inventories decreased cost of sales and increased income before taxes by approximately $0.4 million, $0.8 million and $0.7 million, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
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
At both December 31, 2012 and 2011, the Company had approximately $5.7 million of property, plant, and equipment held for sale, which represents the lower of net book value or estimated fair value based on level 2 inputs, and is included in other assets on the accompanying Consolidated Statement of Financial Position.
Revenue Recognition
The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.
Accumulated Other Comprehensive Income (Loss)
As of December 31, 2012, 2011, and 2010, the balance in the Company’s accumulated other comprehensive income (loss) is comprised of the following:

	2012	2011	2010
Foreign currency translation adjustments	$12,785	$9,994	$12,234
Pension adjustments	(2,142)	(2,700)	(2,070)
Total	$10,643	$7,294	$10,164
Shipping and Handling
Shipping and handling expenses are primarily classified as selling expenses in the accompanying Consolidated Statements of Income (Loss). The Company incurred shipping and handling costs of approximately $32.2 million, $26.6 million and $24.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be received or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
Cash flows used in investing activities excluded $0.4 million and $1.8 million of accrued capital expenditures in 2012 and 2011, respectively.
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
In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350) effective for fiscal years beginning after December 15, 2011. The update gives companies the option to perform a qualitative assessment that may enable them to forgo the annual two-step test for impairment. ASU No. 2011-08 allows a qualitative assessment to first be performed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a company concludes that this is the case, it must perform the two-step test. Otherwise a company does not have to perform the two-step test. The ASU also includes a revised list of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company adopted this guidance in 2011 and conducted its annual impairment assessment as of October 1.
In evaluating goodwill for impairment using the two-step test, the Company uses a combination of valuation techniques primarily using discounted cash flows to determine the fair values of its business reporting units and market based multiples as supporting evidence. The variables and assumptions used, all of which are level 3 fair value inputs, include the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions are determined separately for each reporting unit are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 8.4% to 11.9% in 2012. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our business units. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models. Our

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

estimate of the fair values of these business units, and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.
In 2010, the Company determined that all reporting units had an estimated fair value substantially in excess of carrying value except for Lawn and Garden which initially passed but not by a substantial amount. In the fourth quarter, persistently high raw material costs and weak demand resulted in operating results and cash flows in the Lawn and Garden Segment that were significantly below forecasts which also impacted projections for future years. As a result of this triggering event, the Company determined that the Lawn and Garden reporting unit needed to complete a Step 1 test as of December 31, 2010. This reporting unit failed Step 1 of this impairment test, requiring a Step 2 test to be performed. Based on the results of Step 2 testing, which included a valuation of the reporting unit’s net assets in accordance with ASC 805, Business Combinations ("ASC 805"), a goodwill impairment charge of $72.0 million was recorded in the fourth quarter of 2010 writing down its implied fair value to $9.3 million. The fair values for the valuation of the net assets were developed using both level 2 and 3 inputs.
The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 is as follows:

	Distribution	Engineered Products	Material Handling	Lawn and Garden	Total
January 1, 2011	$214	$707	$30,383	$9,588	$40,892
Acquisitions	—	—	3,896	—	3,896
Foreign currency translation	—	—	—	(122)	(122)
Impairments	—	—	—	—	—
December 31, 2011	$214	$707	$34,279	$9,466	$44,666
Acquisitions	—	—	16,240	—	16,240
Foreign currency translation	—	—	2	148	150
Impairments	—	—	—	—	—
December 31, 2012	$214	$707	$50,521	$9,614	$61,056

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company performs an annual impairment assessment for the indefinite lived trade names with a value of $6,812. In performing this assessment the Company uses an income approach, based primarily on level 3 inputs, to estimate the fair value of the trade name. The Company records an impairment charge if the carrying value of the trade name exceeds the estimated fair value at the date of assessment. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $3,494 in 2013; $3,121 in 2014; $3,016 in 2015, $3,015 in 2016 and $2,107 in 2017.
Intangible assets at December 31, 2012 and 2011 consisted of the following:

	Weighted Average Useful Life (years)	Gross	2012 Accumulated Amortization	Net	Gross	2011 Accumulated Amortization	Net
Trade Names	7.3	$7,273	$(46)	$7,227	$4,442	$(14)	$4,428
Customer Relationships	4.9	18,702	(10,163)	8,539	13,747	(8,437)	5,310
Technology	10.4	7,837	(2,433)	5,404	4,071	(2,181)	1,890
Patents	4.2	10,900	(6,359)	4,541	10,900	(5,269)	5,631
Non-Compete	1.8	569	(441)	128	426	(418)	8
		$45,281	$(19,442)	$25,839	$33,586	$(16,319)	$17,267

Net Income Per Common Share
Net income per common share, as shown on the Consolidated Statements of Income (Loss), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	2012	2011	2010
Weighted average common shares outstanding:
Basic	33,597,020	34,584,558	35,304,817
Dilutive effect of stock options and restricted stock	512,212	158,985	—
Weighted average common shares outstanding diluted	34,109,232	34,743,543	35,304,817

Options to purchase 212,000 and 1,105,229 shares of common stock that were outstanding at December 31, 2012 and 2011 were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares. There were 58,555 dilutive common shares at December 31, 2010 excluded from the computation of the loss per common share due to the Company’s net loss for the year then ended.

Acquisitions
In October 2012, the Company acquired 100% of the stock of Jamco Products Inc. ("Jamco"), an Illinois corporation that is a leading designer and manufacturer of heavy-duty industrial steel carts and safety cabinets used across many markets. The total purchase price was approximately $15.1 million in cash, net of $0.1 million of cash acquired.
Jamco's assets and liabilities are recorded at fair value as of the date of acquisition using primarily level 2 and level 3 fair value inputs. Intangible assets included in the acquisition of Jamco are trade name of $1.2 million, technology of $2.0 million, non-compete agreement of $0.1 million and customer relationships of $2.4 million. The technology, non-compete agreement and customer relationships are subject to amortization and have estimated useful lives of ten, two and six years, respectively. The Jamco trade name has an indefinite life and will be subject to evaluation for impairment. The Company is awaiting final valuation studies to complete the purchase price allocation.
In July 2012, the Company acquired 100% of the stock of Plasticos Novel do Nordeste S.A. ("Novel"), a Brazil-based designer and manufacturer of reusable plastic crates and containers used for closed-loop shipping and storage. Novel also produces a diverse range of plastic industrial safety products. The total purchase price was approximately $31.0 million, which includes a cash payment of $3.4 million, net of $0.6 million of cash acquired, assumed debt of approximately $26.0 million and contingent consideration of $0.9 million based on an earnout. A majority of the debt was repaid shortly after acquisition. The contingent consideration is contingent upon the results of Novel exceeding predefined earnings before interest, taxes, depreciation and amortization over the next four years.
Novel's assets and liabilities are recorded at fair value as of the date of acquisition using primarily level 3 fair value inputs. Intangible assets included in the acquisition of Novel include trade name of $1.6 million, know-how of $1.8 million and customer relationships of $2.4 million. The know-how and customer relationships are subject to amortization and have estimated useful lives of ten and six years, respectively. The Novel trade name has an indefinite life and will be subject to evaluation for impairment.
The operating results of both businesses acquired have been included in our Material Handling Segment since the date of acquisition.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

The allocation of the purchase price and the estimated goodwill, which is not deductible for income tax purposes, and other intangibles are as follows:

(dollars in thousands)	Novel	Jamco (Preliminary)
Assets acquired:
Cash	$630	$88

Accounts receivable	5,467	1,690
Inventory	5,993	3,282
Property, plant & equipment	13,636	2,559
Intangibles	5,790	5,680
Deferred tax assets	435	28
Prepaid assets	1,451	48
Other	719	2
Assets acquired	33,491	13,289

Liabilities assumed:
Accounts payable and accruals	$3,134	$1,436
Other taxes	3,608	676
Other long-term obligations	2,293	454
Debt	26,028	—
Deferred income taxes	3,804	3,044
Liabilities assumed	38,867	5,610
Goodwill	8,805	7,435
Total consideration, less cash acquired	$3,429	$15,114

The Consolidated Statement of Income (Loss) for the Company for the year ended December 31, 2012 following the acquisition of Novel effective July 1, 2012 and Jamco on October 1, 2012 included total revenues of $21.5 million and net income of $0.2 million. Transactional costs of approximately $0.9 million were incurred during the year and are included in general and administrative expenses in the Consolidated Statements of Income (Loss) in 2012.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

The following unaudited pro forma information presents a summary of consolidated results of operations for the Company including Novel and Jamco as if the acquisitions had occurred on January 1, 2011.

(Amounts in thousands, except per share data)	2012	2011
Net sales	$820,649	$807,244
Cost of sales	596,178	593,870
Gross profit	224,471	213,374
Selling, general & administrative expenses	168,794	169,433
Operating income	55,677	43,941
Interest expense, net	7,333	7,931
Income before taxes	48,344	36,010
Income taxes	17,784	9,508
Net income	$30,560	$26,502

Income per basic share	$0.91	$0.77
Income per diluted share	$0.90	$0.76
These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisitions taken place on January 1, 2011 or indicative of future results.
In July 2011, the Company acquired tooling assets and intellectual property for a new reusable plastic container used in producing, shipping and processing bulk natural cheese from Material Improvements L.P. The total purchase price was $5.7 million, comprised of a $1.1 million cash payment and $4.6 million contingent consideration none of which has been paid as of December 31, 2012. The contingent consideration was reduced by approximately $1.0 million due to a change in projections used to estimate the value of the liability at December 31, 2012. The allocation of purchase price included $0.3 million of property, plant and equipment, amortizable intangible assets, which included $1.3 million in technology and $0.2 million for trade name, and $3.9 million in goodwill. These assets and liabilities incurred were recorded at estimated fair value as of the date of the acquisition using primarily level 3 inputs. The consolidated operating results of the business acquired have been included in our Material Handling Segment since the date of acquisition.
In July 2010, the Company acquired the assets of Enviro-Fill, Inc., a developer of a new fuel overfill prevention and fuel vapor capture system. The total purchase price was approximately $1.5 million, including contingent liabilities for additional future consideration. The allocation of purchase price includes $0.8 million of amortizable intangible assets and $0.7 million of goodwill. These assets were recorded at fair value as of the date of acquisition using primarily level 2 and 3 inputs. The Enviro-Fill business is included in the Company's Engineered Products Segment.
Restructuring
The charges related to various restructuring programs implemented by the Company are included in selling, general and administrative ("SG&A") expenses and cost of goods sold. The Distribution, Material Handling, Lawn and Garden Segments and Corporate costs are recorded in SG&A and the Engineered Products Segment expenses are recorded in cost of goods sold. The restructuring charges by segment are presented in the following table.

Segment	December 31, 2012	December 31, 2011	December 31, 2010
Distribution	$727	$2,060	$571
Lawn and Garden	487	687	359
Engineered Products	1,198	724	944
Material Handling	—	—	735
Corporate	318	—	127
Total	$2,730	$3,471	$2,736

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

In 2012, restructuring costs of $0.7 million for severance and non-cancelable lease costs were offset by a gain of $0.8 million on the sale of four facilities in the Distribution Segment. In addition, $1.2 million of restructuring charges were recorded in the Engineered Products Segment related to non-cancelable lease costs and termination charges. The Lawn and Garden Segment had $0.5 million restructuring charges for severance costs incurred. The Corporate costs included $0.3 million of restructuring charges related to severance costs.
In 2011, restructuring costs of $2.1 million for severance and non-cancelable lease costs were offset by a gain of $0.7 million on the sale of facilities in the Distribution Segment. In addition, $0.3 million of restructuring charges were recorded in the Engineered Products Segment related to non-cancelable lease costs and $0.4 million of costs related to mold remediation for a closed facility were recorded in the fourth quarter. In the Lawn and Garden Segment, a $0.3 million write-down for an idle manufacturing facility was recorded in the first quarter and severance costs of $0.4 million were recorded in the fourth quarter related to restructuring.
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

	Severance and Personnel	Other Exit Costs	Total
Balance at January 1, 2010	$423	$1,651	$2,074
Provision	—	2,736	2,736
Less: Payments	(423)	(3,624)	(4,047)
Balance at December 31, 2010	$—	$763	$763
Provision	1,102	2,369	3,471
Reversal	—	(285)	(285)
Less: Payments	(1,102)	(2,242)	(3,344)
Balance at December 31, 2011	$—	$605	$605
Provision	1,102	1,628	2,730
Less: Payments	(784)	(2,233)	(3,017)
Balance at December 31, 2012	$318	$—	$318
As a result of restructuring activity including plant closures, approximately $5.7 million of property, plant and equipment has been classified as held for sale for both periods ended December 31, 2012 and 2011 and is included in other assets in the Consolidated Statements of Financial Position. The Company is actively pursuing disposal including the sale of these facilities. During 2010, the Company sold its facility in Shelbyville, Kentucky, which was previously classified as held for sale with a carrying value of $4.4 million. The proceeds from this sale were $5.1 million and the Company recorded a gain of $0.7 million which is included in general and administrative expenses.

Stock Compensation
The Company’s 2008 Incentive Stock Plan (the “2008 Plan”) authorizes the Compensation Committee of the Board of Directors to issue up to 3,000,000 shares of various types of stock based awards including stock options, restricted stock and stock appreciation rights to key employees and directors. In general, options granted and outstanding vest over a 3 to 5 year period and expire 10 years from the date of grant.
The following tables summarize stock option activity in the past three years:

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Options granted in 2012, 2011 and 2010:

Year	Options	Exercise Price
2012	323,950	$12.96
2011	365,025	$10.10 to $10.28
2010	345,600	$9.97 to $12.46

Options exercised in 2012, 2011 and 2010:

Year	Options	Exercise Price
2012	288,794	$8.00 to $12.55
2011	59,031	$8.00 to $12.55
2010	5,650	$8.00

In addition, options totaling 113,913, 153,426 and 175,909 expired or were forfeited during the years ended December 31, 2012, 2011 and 2010, respectively.
Options outstanding and exercisable at December 31, 2012, 2011 and 2010 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2012	1,919,021	$8.00 to $18.62	1,355,112	$11.63
2011	1,997,778	$8.00 to $18.62	1,429,040	$11.75
2010	1,845,210	$8.00 to $18.62	1,191,865	$12.21

Stock compensation expense reduced income before taxes approximately $2,708, $2,595 and $2,326 for the years ended December 31, 2012, 2011, and 2010, respectively. These expenses are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income (Loss). Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2012 was approximately $3.8 million, which will be recognized over the next three to four years.
The fair value of options granted is estimated using an option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole. In 2012, the Company used the binomial lattice option pricing model based on assumptions set forth in the following table. There is no material difference in the valuation of these options using prior models.

	2012	2011	2010
Risk free interest rate	2.00%	3.79%	3.09%
Expected dividend yield	2.20%	2.90%	2.86%
Expected life of award (years)	5.4	6.0	5.2
Expected volatility	50.00%	50.72%	48.77%
Fair value per option share	$4.93	$3.69	$3.01

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following table provides a summary of stock option activity for the period ended December 31, 2012:

	Shares	Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,997,778	$11.33
Options Granted	323,950	12.96
Options Exercised	(288,794)	16.22
Cancelled or Forfeited	(113,913)	11.67
Outstanding at December 31, 2012	1,919,021	$11.63	6.30 years	$6,755
Exercisable at December 31, 2012	1,355,112	$11.63	5.31 years	$4,770

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2012, 2011 and 2010 was $1,502, $117 and $14, respectively.
The following table provides a summary of restricted stock activity for the period ended December 31, 2012:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2011	288,500
Granted	165,495	13.79
Vested	(40,500)	—
Forfeited	(50,370)	10.73
Unvested shares at December 31, 2012	363,125	$11.01
The restricted stock awards are rights to receive shares of common stock, subject to forfeiture and other restrictions, which generally vest over a 3 to 4 year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted shares are valued on the grant date based on the price issued. At December 31, 2012, shares of restricted stock had vesting periods up through December 2015.

Contingencies
The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance.
New Idria Mercury Mine
Effective October 2011, the U.S. Environmental Protection Agency (“EPA”) added the New Idria Mercury Mine site located near Hollister, California to the Superfund National Priorities List because of alleged contaminants discharged to California waterways. The New Idria Quicksilver Mining Company, founded in 1936, and later renamed the New Idria Mining & Chemical Company ("NIMCC") owned and/or operated the New Idria Mine through 1976. In 1981 NIMCC was merged into Buckhorn Metal Products Inc. and subsequently acquired by Myers Industries in 1987. The EPA contends that past mining operations have resulted in mercury contamination and acid mine drainage in the San Carlos Creek, Silver Creek and a portion of Panoche Creek and that other downstream locations may also be impacted.
Since Buckhorn Inc. may be a potentially responsible party (“PRP”) of the New Idria Mercury Mine, the Company recognized an expense of $1.9 million in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Expenses of approximately $0.3 million have been incurred and charged against the reserve classified in Other Liabilities on the Consolidated Statements of Financial Position as of December 31, 2012. As investigation and remediation proceed, it is likely that adjustments to the liability will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.
In November 2011 the EPA completed an interim removal project at the New Idria Mercury Mine site. It is expected this removal action will be part of the final remediation strategy for the site. According to informal reports, EPA’s interim removal project costs were approximately $500,000. It is possible that at some future date the EPA will seek recovery of the costs of this work from PRPs.
California Regional Water Quality Control Board
A number of parties, including the Company and its subsidiary, Buckhorn Inc. (“Buckhorn”), were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (“RWQCB”). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (“Watershed”) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to NIMCC which owned property and performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB with respect to Watershed clean-up efforts that may result from the adoption of this planning document. Although assertion of a claim by the RWQCB is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.
Other
In October 2009, an employee was fatally wounded while performing maintenance at the Company’s manufacturing facility in Springfield, Missouri. On February 22, 2011, the family of the deceased filed a civil complaint against the manufacturer of the press involved in the incident and the Buckhorn Inc. employee involved in the incident. The Company was brought into the lawsuit by the plaintiff as an additional defendant. The manufacturer of the press filed a cross claim for indemnity against Buckhorn. The case was dismissed in December 2012 at no additional cost to the Company.
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

Long-Term Debt and Credit Agreements
Long-term debt at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Credit agreement	$57,814	$37,800
Senior notes	35,000	35,000
Industrial revenue bonds	—	1,230
	92,814	74,030
Less current portion	—	305
	$92,814	$73,725

Under terms of the Credit Agreement with a group of banks, the Company may borrow up to $180 million, reduced for letters of credit issued. As of December 31, 2012, the Company had $116.1 million available under the Credit Agreement. Interest is based on the bank’s Prime rate or Euro dollar rate plus an applicable margin that varies depending on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The average interest rate on borrowing under the Credit Agreement was 3.81 percent at December 31, 2012 and 3.25 percent at December 31, 2011 which includes a quarterly facility fee on the used and unused portion. The Credit Agreement expires November 19, 2015.
In December 2003, the Company issued $100 million in Senior Unsecured Notes (the Notes) consisting of $65 million of notes with an interest rate of 6.08 percent and a 7 year maturity and $35 million of notes with an interest rate of 6.81 percent and a 10 year maturity. Proceeds from the issuance of the Notes were used to pay down the term loan and revolving credit facility borrowing outstanding at that time. As of December 31, 2012, the Company has classified the $35 million of Senior Notes due in December 2013 as a long-term liability since it has the intent to refinance the debt on a long-term basis and has demonstrated the ability via capacity available under the non-cancelable revolver feature of our current Credit Agreement. In December 2010, the Company paid the $65 million Senior Notes at maturity with borrowings from the Credit Agreement.
In the fourth quarter of 2012, the Company repaid debt related to industrial revenue bonds for a total of $1.2 million.
As of December 31, 2012, the Company also has $6.0 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business.
As of December 31, 2012, the Company was in compliance with all its debt covenants associated with its Credit Agreement and Senior Notes. The significant financial covenants include an interest coverage ratio, defined as earnings before interest and taxes divided by interest expense, and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of December 31, 2012 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	11.46
Leverage Ratio	3.25 to 1 (maximum)	1.14

Maturities of long-term debt under the loan agreements in place at December 31, 2012 are as follows: $35,000 in 2013 (with intent and ability to refinance); $0 in 2014; and $57,814 in 2015.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Retirement Plans
The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s frozen defined benefit pension plan (“The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02”) provides benefits primarily based upon a fixed amount for each year of service as defined.
Net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	Underfunded	Underfunded	Underfunded
Service cost	$70	$74	$39
Interest cost	287	303	320
Expected return on assets	(306)	(309)	(300)
Amortization of net loss	101	64	59
Net periodic pension cost	$152	$132	$118

The reconciliation of changes in projected benefit obligations are as follows:

	2012	2011
Accumulated benefit obligation at beginning of year	$6,591	$5,973
Service cost	70	74
Interest cost	287	303
Actuarial loss	600	724
Expenses paid	(31)	(70)
Benefits paid	(408)	(413)
Accumulated benefit obligation at end of year	$7,109	$6,591

The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

	2012	2011	2010
Discount rate for net periodic pension cost	4.50%	5.25%	5.75%
Discount rate for benefit obligations	3.75%	4.50%	5.25%
Expected long-term return of plan assets	8.00%	8.00%	8.00%

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following table reflects the change in the fair value of the plan’s assets:

	2012	2011
Fair value of plan assets at beginning of year	$3,731	$3,946
Actual return on plan assets	575	—
Company contributions	661	268
Expenses paid	(31)	(70)
Benefits paid	(408)	(413)
Fair value of plan assets at end of year	$4,528	$3,731

The fair value of plan assets are all categorized as level 1 and were determined based on period end closing prices in active markets. The weighted average asset allocations at December 31, 2012 and 2011 are as follows:

	2012	2011
U.S. Equities securities	79%	80%
U.S. Debt securities	20%	19%
Cash	1%	1%
Total	100%	100%
The following table provides a reconciliation of the funded status of the plan at December 31, 2012 and 2011:

	2012	2011
Projected benefit obligation	$7,109	$6,591
Plan assets at fair value	4,528	3,731
Funded status	$(2,581)	$(2,860)

The funded status shown above is included in other long term liabilities in the Company’s Consolidated Statements of Financial Position at December 31, 2012 and 2011. The Company expects to make a contribution of $364 to the plan in 2013.
Benefit payments projected for the plan are as follows:

2013	$416
2014	405
2015	399
2016	397
2017	391
2018-2022	1,911
Effective January 1, 2012 the Company changed its profit sharing and 401(k) plan which includes an increase in the Company’s matching contributions and the frequency of the Company’s match. The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of $2,609 in 2012. The Company recognized profit sharing plan expense of $1,678 and $1,355 in 2011 and 2010, respectively, and contributed that amount.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain participating senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Expense related to the SERP was approximately $477, $784, and $459 for the years ended December 2012, 2011 and 2010, respectively. The SERP liability is based on the discounted present value of expected future benefit payments using a discount rate of 3.75%. The SERP liability was approximately $4.5 million and $4.5 million at December 31, 2012 and 2011, respectively, and is included in accrued employee compensation and Other Long-Term Liabilities on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

Leases
The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $10,045, $10,372 and $10,880 for the years ended December 31, 2012, 2011 and 2010, respectively.
Future minimum rental commitments are as follows:

Year Ended December 31,	Commitment
2013	$9,262
2014	6,805
2015	5,925
2016	5,030
2017	3,961
Thereafter	14,715
Total	$45,698

Income Taxes
The effective tax rate was 36.7% in 2012, 27.3% in 2011 and 16.0% in 2010. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2012	2011	2010
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes — net of Federal tax benefit	4.2	0.7	(1.4)
Foreign tax rate differential	0.5	0.4	(5.1)
Domestic production deduction	(2.9)	(3.5)	0.8
Non-deductible expenses	1.5	2.0	(0.9)
Changes in unrecognized tax benefits	(1.6)	(14.4)	—
Non-deductible goodwill	—	3.1	(16.2)
Non-taxable claims settlement gain	—	—	2.6
Valuation allowances	1.2	3.0	—
Other	(1.2)	1.0	1.2
Effective tax rate for the year	36.7%	27.3%	16.0%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Income (loss) before income taxes was attributable to the following sources:

	2012	2011	2010
United States	$50,143	$39,740	$(18,807)
Foreign	(2,802)	(6,053)	(32,214)
Totals	$47,341	$33,687	$(51,021)

Income tax expense (benefit) consisted of the following:

	2012		2011		2010
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$13,093	$2,124	$6,509	$2,057	$5,712	$(12,933)
Foreign	297	(1,168)	612	(371)	(1,519)	(544)
State and local	2,937	96	1,906	(1,531)	983	115
	$16,327	$1,052	$9,027	$155	$5,176	$(13,362)

Significant components of the Company’s deferred taxes as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred income tax liabilities
Property, plant and equipment	$24,748	$23,974
Tax-deductible goodwill	5,206	2,884
Non-deductible intangibles	5,069	1,564
State deferred taxes	1,487	1,286
Other	392	423
	36,902	30,131
Deferred income tax assets
Compensation	6,243	5,175
Inventory valuation	806	630
Allowance for uncollectible accounts	967	1,343
Non-deductible accruals	3,820	4,199
Other	78	80
Capital loss carryforwards	—	26,138
Net operating loss carryforwards	4,975	2,037
	16,889	39,602
Valuation Allowance	(6,060)	(28,175)
	10,829	11,427
Net deferred income tax liability	$26,073	$18,704
ASC 740 Income Taxes requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. The decrease in the valuation allowance of $22.1 million resulted from the expiration of $26.1 million valuation allowance associated with 2007 capital loss carryforward and an increase of $4.0 million in the valuation allowance from additional federal non-deductible expenses as well as foreign and state net operating losses from jurisdictions with uncertainty

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

of future profitability. The Company has deferred tax assets of $5.0 million resulting from state and foreign net operating tax loss carryforwards of approximately $25.2 million, with carryforward periods that expire starting in 2019.
No provision has been recorded for unremitted earnings of foreign subsidiaries as it is the Company’s intention to indefinitely reinvest these earnings of these subsidiaries. Accordingly, at December 31, 2012, the Company had not recorded a deferred tax liability for temporary differences related to investments in its foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences was estimated to be approximately $11.8 million and may become taxable in the U.S. upon a repatriation of assets or a sale or liquidation of the subsidiaries. It is not practical to estimate the related amount of unrecognized tax liability.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2012	2011	2010
Balance at January 1	1,217	5,767	6,117
Increases related to current year tax positions	—	—	198
Increases related to acquired businesses	236	—	—
Increases related to previous year tax positions	580	395	79
Reductions due to lapse of applicable statute of limitations	(256)	(4,945)	(627)
Reduction due to settlements	(699)	—	—
Balance at December 31	$1,078	$1,217	$5,767

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.1 million, $1.1 million and $5.5 million at December 31, 2012, 2011 and 2010, respectively. The amount of accrued interest expense included as a liability within the Company’s Consolidated Statements of Financial Position as of December 31, 2012, 2011 and 2010 was $0.1 million, $0.1 million and $0.4 million, respectively.
As of December 31, 2012, the Company and its significant subsidiaries are subject to examination for the years after 2006 in Brazil and after 2007 in Canada. The Company and its subsidiaries are subject to examination in certain states within the United States either after 2007 or after 2008.
During 2012, the Company closed its 2009 and 2010 examination of Federal income tax returns in the United States. In February 2013, the Company closed its examination of its Canadian income tax returns for 2008. Ongoing examinations continue in a few states. The Company does not expect any significant changes to its unrecognized tax benefits in the next 12 months.

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
The Lawn and Garden Segment serves the North American horticultural market with plastic products such as seedling trays, nursery pots, hanging baskets, and custom printed containers, as well as decorative resin planters. Markets/customers include professional growers, greenhouses, nurseries, retail garden centers, mass merchandisers, and consumers.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment operates domestically through sales offices, and four regional distribution centers in the United States and in foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Canada and Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.
The Engineered Products Segment engineers and manufactures plastic and rubber original equipment and replacement parts, rubber tire repair and retread products, and a diverse array of custom plastic and rubber products. Representative products include: plastic HVAC ducts, water/waste storage tanks, and interior/exterior vehicle trim components; rubber air intake hoses, vibration isolators, emissions tubing assemblies, and trailer bushings; and custom products such as plastic tool boxes and calendered rubber sheet stock. This segment serves a diverse group of niche markets including automotive, recreational vehicle, recreational marine, construction and agriculture equipment, healthcare, and transportation.
 Total sales from foreign business units and export to countries outside the U.S. were approximately $127.6 million, $107.0 million, and $109.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Sales made to customers in Canada accounted for approximately 9% of total net sales in 2012, 9% in 2011 and 10% in 2010. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, consisting primarily of property, plant and equipment, intangible assets and goodwill, were approximately $43.6 million at December 31, 2012 and $18.8 million at December 31, 2011.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

	2012	2011	2010
Net Sales
Material Handling	$285,994	$261,812	$257,806
Lawn and Garden	205,814	217,140	223,809
Distribution	176,645	183,726	174,917
Engineered Products	141,658	116,243	104,763
Intra-segment elimination	(18,923)	(23,267)	(23,677)
	$791,188	$755,654	$737,618
Income (Loss) Before Income Taxes
Material Handling	$47,483	$34,123	$22,577
Lawn and Garden	2,905	4,226	(74,650)
Distribution	14,838	15,736	15,154
Engineered Products	14,481	10,810	8,865
Corporate	(27,851)	(26,486)	(15,762)
Interest expense-net	(4,515)	(4,722)	(7,205)
	$47,341	$33,687	$(51,021)
Identifiable Assets
Material Handling	$238,500	$164,738	$169,599
Lawn and Garden	128,267	138,894	136,539
Distribution	44,913	48,100	47,234
Engineered Products	40,377	40,840	41,044
Corporate	32,799	36,185	37,979
	$484,856	$428,757	$432,395
Capital Additions, Net
Material Handling	$17,029	$12,165	$8,912
Lawn and Garden	5,240	6,411	8,017
Distribution	796	1,101	332
Engineered Products	3,342	1,831	1,861
Corporate	570	422	1,411
	$26,977	$21,930	$20,533
Depreciation and Amortization
Material Handling	$17,308	$16,009	$15,890
Lawn and Garden	11,370	13,911	13,171
Distribution	379	342	271
Engineered Products	3,185	3,230	3,543
Corporate	765	722	675
	$33,007	$34,214	$33,550

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
Management’s report on internal controls over financial reporting, and the report of the independent registered public accounting firm on internal control, are titled “Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting” and “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm” and are included herein.
Changes in Internal Control Over Financial Reporting
We are undertaking a phased approach to implementation of enterprise resource planning systems in our Distribution Segment, Material Handling Segment and at Corporate, a significant portion of which will be completed in 2013, with the balance to be completed in 2014. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2012.
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Plasticos Novel do Nordeste S.A., ("Novel") and Jamco Products Inc., ("Jamco") which are included in the 2012 consolidated financial statements of Myers Industries, Inc. and constituted 13.0% and 19.9% of total and net assets, respectively, as of December 31, 2012 and 2.7% and less than 1.0% of revenues and net income, respectively, for the year then ended. The Company acquired Novel effective July 1, 2012 and Jamco on October 1, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

John C. Orr	Greggory W. Branning
President and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer and Corporate Secretary

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Myers Industries, Inc.
We have audited Myers Industries, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Management's Annual Assessment of and Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Plasticos Novel do Nordeste S.A. and Jamco Products Inc., which are included in the 2012 consolidated financial statements of Myers Industries, Inc. and subsidiaries and constituted 13.0% and 19.9% of total and net assets, respectively, as of December 31, 2012 and 2.7% and less than 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Myers Industries, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Plasticos Novel do Nordeste S.A. and Jamco Products Inc.
In our opinion, Myers Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Myers Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for the years then ended, and our report dated March 4, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Akron, Ohio
March 4, 2013

ITEM 9B.    Other Information.
None.
PART III

ITEM 10.    Directors and Executive Officers of the Registrant
For information about the directors of the Company, see the sections titled “Nominees”, “Director Independence”, “Committees of the Board”, Committee Charters and Policies”, Shareholder Nominations of Director Candidates” and “Corporate Governance Policies” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 26, 2013 (“Proxy Statement”), which is incorporated herein by reference.
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

ITEM 11.    Executive Compensation
See the sections titled “Executive Compensation and Related Information”, “Compensation Committee Interlocks and Insider Participation”, "Compensation Committee Report on Executive Compensation”, “Risk Assessment of Compensation Practices” and “Board Role in Risk Oversight” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
See the sections titled “Security Ownership of Certain Beneficial Owners and Management,” and “Election of Directors” of the Proxy Statement, which are incorporated herein by reference.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders(1)	2,282,146	$9.78	1,226,429
Equity Compensation Plans Not Approved by Security Holders	–0–	–0–	–0–
Total	2,282,146		1,226,429
____________________

(1)	This information is as of December 31, 2012 and includes the 2008 Stock Plan and 1999 Incentive Stock Plan.

ITEM 13.    Certain Relationships and Related Transactions
See the sections titled “Policies and Procedures with Respect to Related Party Transactions” and “Director Independence” of the Proxy Statement, which are incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent registered public accounting firm and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the section titled “Matters Relating to the Independent Registered Public Accounting Firm” of the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.    (A)(1) Financial Statements
Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries
Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Position As of December 31, 2012 and 2011
Consolidated Statements of Income (Loss) For The Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows For The Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements For The Years Ended December 31, 2012, 2011 and 2010
15.    (A)(2) Financial Statement Schedules
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
First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009.*

EXHIBIT INDEX

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

10(q)	Severance Agreement between Myers Industries, Inc. and Gregg Branning dated September 1, 2012. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on September 4, 2012.

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

10(u)	Amendment No. 2 to the 2008 Incentive Stock Plan of Myers Industries, Inc.*

14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K filed with the Commission on March 16, 2005.

14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K filed with the Commission on March 16, 2005.

21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Greggory W. Branning, Senior Vice President, Chief Financial Officer and Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of John C. Orr, President and Chief Executive Officer, and Greggory W. Branning, Senior Vice President, Chief Financial Officer and Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 4, 2013, formatted in XBRL includes: (i) Consolidated Statements of Financial Position at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income (Loss) For the fiscal periods ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) For the fiscal periods ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2012, 2011 and 2010, (v) Consolidated Statement of Shareholders’ Equity for the fiscal period ended December 31, 2012, and (vi) the Notes to Consolidated Financial Statements.

____________________
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

SIGNATURE	TITLE	DATE

/s/ Greggory W. Branning	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 4, 2013
GREGGORY W. BRANNING

/s/ William A. Foley	Director	March 4, 2013
WILLIAM A. FOLEY

/s/ Vincent Byrd	Director	March 4, 2013
VINCENT BYRD

/s/ Robert A. Stefanko	Director	March 4, 2013
ROBERT A. STEFANKO

/s/ Richard P. Johnston	Director	March 4, 2013
RICHARD P. JOHNSTON

/s/ Edward W. Kissel	Director	March 4, 2013
EDWARD W. KISSEL

/s/ Sarah R. Coffin	Director	March 4, 2013
SARAH R. COFFIN

/s/ John C. Orr	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2013
JOHN C. ORR

/s/ John B. Crowe	Director	March 4, 2013
JOHN B. CROWE

/s/ Robert B. Heisler, Jr.	Director	March 4, 2013
ROBERT B. HEISLER, JR.