Form 10-K/A
period 2012-12-31
MYERS INDUSTRIES INC
filed 2013-04-01
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Myers Industries, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012, as originally filed with the Securities and Exchange Commission on March 4, 2013 (the “Original Filing”). The Company is filing the Amendment solely to amend Item 15(B) Exhibit Index. No attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Amendment under Item 15 of Part IV hereof.

PART IV

15. (B) Exhibits

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.

3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 10-K filed with the Commission on March 12, 2010.

10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.

10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.*

10(c)	Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 99 to Post-Effective Amendment No. 2 to Form S-3 filed with the Commission on March 19, 2004.

10(d)	Myers Industries, Inc. Amended and Restated 1999 Incentive Stock Plan. Reference is made to Exhibit 10(f) to Form 10-Q filed with the Commission on August 9, 2006.*

10(e)	2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 4.3 to Form S-8 filed with the Commission on March 17, 2009.*

10(f)	Amendment No. 1 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on August 3, 2010.*

10(g)	Myers Industries, Inc. Executive Supplemental Retirement Plan. Reference is made to Exhibit 10(g) to Form 10-K filed with the Commission on March 26, 2003.*

10(h)	Severance Agreement between Myers Industries, Inc and John C. Orr effective June 1, 2011. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 7, 2011.*

10(i)	Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2008. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 24, 2008.*

10(j)	First Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of April 21, 2009. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2009.*

10(k)	Second Amendment to Amended and Restated Employment Agreement between Myers Industries, Inc. and John C. Orr entered into as of March 8, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2010.*

10(l)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(m)	Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*

10(n)	Severance Agreement between Myers Industries, Inc. and David B. Knowles dated August 31, 2012. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on August 31, 2012.

10(o)	Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and David B. Knowles dated June 19, 2009. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 22, 2009.*

10(p)	Amendment to Myers Industries, Inc. Executive Supplemental Retirement Plan (David B. Knowles) effective June 19, 2009. Reference is made to Exhibit 10.3 to Form 8-K filed with the Commission on June 22, 2009.*

10(q)	Severance Agreement between Myers Industries, Inc. and Gregg Branning dated September 1, 2012. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on September 4, 2012.

10(r)	Third Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, National Association, as Agent, dated as of November 19, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on November 23, 2010.

10(s)	Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

10(t)	Third Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2011. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 7, 2011.*

10(u)	Amendment No. 2 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(u) to Form 10-K filed with the Commission on March 4, 2013.*

14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics.

14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel.

21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc. Reference is made to Exhibit 21 to Form 10-K filed with the Commission on March 4, 2013.

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP). Reference is made to Exhibit 23.1 to Form 10-K filed with the Commission on March 4, 2013.

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP). Reference is made to Exhibit 23.2 to Form 10-K filed with the Commission on March 4, 2013.

31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Greggory W. Branning, Senior Vice President, Chief Financial Officer and Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of John C. Orr, President and Chief Executive Officer, and Greggory W. Branning, Senior Vice President, Chief Financial Officer and Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 4, 2013, formatted in XBRL includes: (i) Consolidated Statements of Financial Position at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income (Loss) For the fiscal periods ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) For the fiscal periods ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2012, 2011 and 2010, (v) Consolidated Statement of Shareholders’ Equity for the fiscal period ended December 31, 2012, and (vi) the Notes to Consolidated Financial Statements. Reference is made to Exhibit 101 to Form 10-K filed with the Commission on March 4, 2013.

*	Indicates executive compensation plan or arrangement.
**	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYERS INDUSTRIES, INC.

Date: April 1, 2013	/s/ Greggory W. Branning
Greggory W. Branning
Senior Vice President, Chief Financial Officer and Corporate Secretary