Form 10-Q
period 2013-03-31
MYERS INDUSTRIES INC
filed 2013-05-01
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2013
Common Stock, without par value	33,464,499 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$214,980	$198,789
Cost of sales	156,662	140,791
Gross profit	58,318	57,998
Selling, general and administrative expenses	45,074	40,881
Operating income	13,244	17,117
Interest expense, net	1,092	1,081
Income before income taxes	12,152	16,036
Income tax expense	4,269	6,051
Net income	$7,883	$9,985
Income per common share:
Basic	$0.24	$0.30
Diluted	$0.23	$0.29
Dividends declared per share	$0.09	$0.08

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net income	$7,883	$9,985
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(851)	1,385
Pension liability	(75)	632
Total other comprehensive income (loss), net of tax	(926)	2,017
Comprehensive income	$6,957	$12,002

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Dollars in thousands)

Assets	March 31, 2013	December 31, 2012
	(Unaudited)
Current Assets
Cash	$4,053	$3,948
Accounts receivable-less allowances of $3,782 and $3,255, respectively	124,076	115,508
Inventories
Finished and in-process products	75,074	72,899
Raw materials and supplies	34,339	34,603
	109,413	107,502
Prepaid expenses	9,232	9,033
Deferred income taxes	2,240	3,605
Total Current Assets	249,014	239,596
Other Assets
Goodwill	61,039	61,056
Patents and other intangible assets	25,002	25,839
Other	7,509	7,882
	93,550	94,777
Property, Plant and Equipment, at Cost
Land	4,438	4,438
Buildings and leasehold improvements	57,056	57,058
Machinery and equipment	449,235	445,789
	510,729	507,285
Less allowances for depreciation and amortization	(364,690)	(356,802)
Property, plant and equipment, net	146,039	150,483
Total Assets	$488,603	$484,856

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Position
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	March 31, 2013	December 31, 2012
	(Unaudited)
Current Liabilities
Accounts payable	$63,773	$72,417
Accrued expenses
Employee compensation	13,982	18,885
Income taxes	2,675	1,090
Taxes, other than income taxes	2,643	2,606
Accrued interest	841	240
Other	19,459	19,239
Total Current Liabilities	103,373	114,477
Long-term debt	103,578	92,814
Other liabilities	17,089	17,865
Deferred income taxes	30,470	29,678
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 33,551,449 and 33,480,189; net of treasury shares of 4,148,683 and 4,356,160, respectively)	20,329	20,316
Additional paid-in capital	266,632	266,419
Accumulated other comprehensive income	9,717	10,643
Retained deficit	(62,585)	(67,356)
Total Shareholders' Equity	234,093	230,022
Total Liabilities and Shareholders' Equity	$488,603	$484,856

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income (Deficit)
Balance at January 1, 2013	$20,316	$266,419	$10,643	$(67,356)
Net income	—	—	—	7,883
Other comprehensive income (loss)	—	—	(926)	—
Purchases for treasury	(83)	(1,872)	—	—
Common stock issued	96	1,610	—	—
Cancellations and terminations of share grants	—	37	—	—
Stock based compensation	—	438	—	—
Dividends declared - $.09 per share	—	—	—	(3,112)
Balance at March 31, 2013	$20,329	$266,632	$9,717	$(62,585)

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities
Net income	$7,883	$9,985
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8,150	7,545
Amortization of intangible assets	1,001	757
Non-cash stock compensation	438	667
Provision for (recovery of) loss on accounts receivable	822	(627)
Deferred taxes	2,227	(32)
Other long-term liabilities	(834)	586
Gain on sale of property, plant and equipment	—	(224)
Other	—	50
Cash flow used for working capital:
Accounts receivable	(9,833)	(7,679)
Inventories	(2,224)	(7,089)
Prepaid expenses	(237)	(1,726)
Accounts payable and accrued expenses	(13,896)	(8,623)
Net cash used in operating activities	(6,503)	(6,410)
Cash Flows from Investing Activities
Additions to property, plant and equipment	(4,508)	(3,138)
Proceeds from sale of property, plant and equipment	—	1,332
Other	96	(3)
Net cash used in investing activities	(4,412)	(1,809)
Cash Flows from Financing Activities
Repayment of long-term debt	—	(305)
Net borrowing on credit facility	10,763	6,262
Cash dividends paid	—	(2,316)
Proceeds from issuance of common stock	1,706	397
Tax benefit from options	37	—
Repurchase of common stock	(1,955)	—
Net cash provided by financing activities	10,551	4,038
Foreign exchange rate effect on cash	469	676
Net increase (decrease) in cash	105	(3,505)
Cash at January 1	3,948	6,801
Cash at March 31	$4,053	$3,296

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

1. Statement of Accounting Policies
Basis of Presentation
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2013, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2013.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income ("AOCI"). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI in its entirety, by component, which the Company has elected to disclose in the notes (see below). We adopted this guidance effective January 1, 2013.
Translation of Foreign Currencies

All asset and liability accounts of consolidated foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period and income statement items are translated monthly at an average currency exchange rate for the period. The resulting translation adjustment is recorded in other comprehensive income (loss) as a separate component of shareholders' equity.
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
The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $35.0 million fixed rate senior notes was estimated at $36.2 million and $36.5 million at March 31, 2013 and December 31, 2012, respectively, using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

Accumulated Other Comprehensive Income

The balances in the Company’s accumulated other comprehensive income ("AOCI") as of March 31, 2013 and March 31, 2012 are as follows:

	Foreign currency	Defined benefit pension plans	Total
Balance at January 1, 2012	$9,994	$(2,700)	$7,294
Other comprehensive income before reclassifications	1,385	—	1,385
Amounts reclassified from AOCI to income tax expense (benefit) in the Condensed Consolidated Statements of Income	—	632	632
Net current-period other comprehensive income	$1,385	$632	$2,017
Balance at March 31, 2012	$11,379	$(2,068)	$9,311

Balance at January 1, 2013	$12,784	$(2,141)	$10,643
Other comprehensive income before reclassifications	(851)	—	(851)
Amounts reclassified from AOCI to income tax expense (benefit) in the Condensed Consolidated Statements of Income	—	(75)	(75)
Net current-period other comprehensive income	$(851)	$(75)	$(926)
Balance at March 31, 2013	$11,933	$(2,216)	$9,717
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

2. Inventories
Approximately twenty-two percent of the Company’s inventories use the last-in, first-out (LIFO) method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of March 31, 2013.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

3. Acquisitions
In October 2012, the Company acquired 100% of the stock of Jamco Products Inc. ("Jamco"), an Illinois corporation that is a leading designer and manufacturer of heavy-duty industrial steel carts and safety cabinets used across many markets. The total purchase price was approximately $15.1 million in cash, net of $0.1 million of cash acquired.
Jamco's assets and liabilities are recorded at fair value as of the date of acquisition using primarily level 2 and level 3 fair value inputs. Intangible assets included in the acquisition of Jamco are trade name of $1.2 million, technology of $2.0 million, non-compete agreement of $0.1 million and customer relationships of $2.4 million. The technology, non-compete agreement and customer relationships are subject to amortization and have estimated useful lives of ten, two and six years, respectively. The Jamco trade name has an indefinite life and will be subject to periodic (at least annual) evaluation for impairment.
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
Novel's assets and liabilities are recorded at fair value as of the date of acquisition using primarily level 3 fair value inputs. Intangible assets included in the acquisition of Novel include trade name of $1.6 million, know-how of $1.8 million and customer relationships of $2.4 million The know-how and customer relationships are subject to amortization and have estimated useful lives of ten and six years, respectively. The Novel trade name has an indefinite life and will be subject to periodic (at least annual) evaluation for impairment.
The following unaudited pro forma information presents a summary of consolidated results of operations for the Company including Novel and Jamco as if the acquisitions had occurred on January 1, 2012.

Three Months Ended March 31,
2012
Net sales	$212,584
Cost of sales	150,477
Gross profit	62,107
Selling, general & administrative expenses	43,319
Operating income	18,788
Interest expense, net	2,215
Income before taxes	16,573
Income taxes	6,255
Net income	$10,318

Income per basic share	$0.31
Income per diluted share	$0.30
These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisitions taken place on January 1, 2012 or indicative of future results.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The operating results of both businesses acquired have been included in our Material Handling Segment since the date of acquisition. The allocation of the purchase price and the estimated goodwill, which is not deductible for income tax purposes, and other intangibles are as follows:

Assets acquired:	Novel	Jamco
Cash	$630	$88
Accounts receivable	5,467	1,690
Inventory	5,993	3,282
Property, plant and equipment	13,636	2,559
Intangibles	5,790	5,680
Deferred tax assets	435	28
Prepaid assets	1,451	48
Other	719	2
Assets acquired, less cash	$33,491	$13,289

Liabilities assumed:
Accounts payable and accruals	$3,134	$1,436
Other taxes	3,608	676
Other long-term liabilities	2,293	454
Debt	26,028	—
Deferred tax liabilities	3,804	3,044
Liabilities assumed	38,867	5,610
Goodwill	8,805	7,435
Total consideration, less cash acquired	$3,429	$15,114

4. Goodwill
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
The change in goodwill for the three months ended March 31, 2013 was as follows:

Segment	Balance at January 1, 2013	Acquisitions	Foreign Currency Translation	Impairment	Balance at March 31, 2013
Material Handling	$50,521	$—	$114	$—	$50,635
Lawn and Garden	9,614	—	(131)	—	9,483
Distribution	214	—	—	—	214
Engineered Products	707	—	—	—	707
Total	$61,056	$—	$(17)	$—	$61,039

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

5. Net Income Per Common Share
Net income per common share, as shown on the Condensed Consolidated Statements of Income (unaudited), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding
Basic	33,504,222	33,439,012
Dilutive effect of stock options and restricted stock	355,194	473,153
Weighted average common shares outstanding diluted	33,859,416	33,912,165
Options to purchase 471,400 and 217,500 shares of common stock that were outstanding at March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and their effect would be anti-dilutive.

6. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2013	2012
Interest paid	$526	$296
Income taxes paid	$435	$2,455

7. Restructuring
The charges related to various restructuring programs implemented by the Company are included in selling, general and administrative ("SG&A") expenses and cost of sales. Our Distribution and Lawn and Garden Segments, as well as Corporate costs are recorded in SG&A, while all Engineered Products Segment expenses are recorded in cost of sales. Material Handling costs are recorded in both SG&A and cost of sales. The restructuring charges by segment are presented in the following table.

	Three Months Ended March 31,
Segment	2013	2012
Material Handling	$210	$—
Lawn and Garden	403	23
Distribution	74	430
Engineered Products	3	102
Corporate	17	—
Total	$707	$555

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The Company recorded total restructuring expenses of $0.5 million in SG&A, and $0.2 million in cost of sales for the three months ended March 31, 2013. The Company recorded total restructuring expenses of $0.5 million in SG&A and $0.1 million in cost of sales for the three months ended March 31, 2012. Estimated lease obligations associated with closed facilities were based on level 2 inputs.

The amounts for severance and personnel costs associated with restructuring have been included in other accrued expenses on the accompanying Condensed Consolidated Statements of Financial Position.

	Severance and	Other
	Personnel	Exit Costs	Total
Balance at January 1, 2012	$—	$605	$605
Provision	239	316	555
Less: Payments	(239)	(353)	(592)
Balance at March 31, 2012	$—	$568	$568

Balance at January 1, 2013	$318	$—	$318
Provision	231	476	707
Less: Payments	(549)	(476)	(1,025)
Balance at March 31, 2013	$—	$—	$—
Approximately $5.7 million of property, plant, and equipment has been classified as held for sale due to restructuring actions and are included in other assets in the Condensed Consolidated Statement of Financial Position at both March 31, 2013 and December 31, 2012, The Company is actively pursuing the sale of these facilities.

8. Stock Compensation
The Company’s 2008 Incentive Stock Plan (the “2008 Plan”) authorizes the Compensation Committee of the Board of Directors to issue up to 3,000,000 shares of various types of stock based awards including stock options, restricted stock, stock units and stock appreciation rights to key employees and directors. In general, options granted and outstanding vest over a three year period and expire ten years from the date of grant.
Stock compensation expense reduced income before taxes approximately $0.4 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. These expenses are included in SG&A expenses in the accompanying Condensed Consolidated Statements of Income (Unaudited). Total unrecognized compensation cost related to non-vested share based compensation arrangements at March 31, 2013 was approximately $5.2 million which will be recognized over the next three years, as such compensation is earned.
On March 1, 2013, stock options for 323,400 shares were granted with a three year vesting period. The fair value of options granted is estimated using a binomial lattice option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield rate is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Model
Risk free interest rate	1.86%
Expected dividend yield	2.40%
Expected life of award (years)	7.00
Expected volatility	50.00%
Fair value per option share	$5.39

The following table provides a summary of stock option activity for the period ended March 31, 2013:

	Shares	Average Exercise Price	Weighted Average Life
Outstanding at January 1, 2013	1,919,021	$11.63
Options granted	323,400	14.77
Options exercised	(155,178)	10.82
Cancelled or forfeited	(127,320)	13.91
Outstanding at March 31, 2013	1,959,923	$12.07	6.63 years
Exercisable at March 31, 2013	1,428,395	$11.55	5.65 years

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of all stock options exercised during the three months ended March 31, 2013 and 2012 was approximately $0.6 million and $0.1 million, respectively.
On March 1, 2013, 169,100 Restricted Stock Unit ("RSU") Awards were granted with a two or three year vesting period. The RSU's had a grant date fair value of $14.77 per share, which was the closing price of the common stock on the date of grant.
The following table provides a summary of RSU and restricted stock activity for the three months ended March 31, 2013:

	Awards	Average Grant-Date Fair Value
Unvested at January 1, 2013	363,125
Granted	169,100	$14.77
Released	(110,800)	9.97
Cancelled or forfeited	(122,500)	13.87
Unvested at March 31, 2013	298,925	$13.03
Restricted stock are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a two or three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At March 31, 2013, restricted stock awards had vesting periods up through March 2016.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

9. Contingencies

New Idria Mercury Mine

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

Since Buckhorn Inc. may be a potentially responsible party (“PRP”) of the New Idria Mercury Mine, the Company recognized an expense of $1.9 million in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Payments of approximately $0.4 million have been charged against the reserve classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position as of March 31, 2013. As the Site Remedial Investigation and Feasibility Study ("RI/FS") proceeds, it is likely that adjustments to the recognized expense will be necessary to reflect new information regarding the nature and extent of site contamination, the range of remediation alternatives available, and evolving remediation standards.  The final remedial action will be selected after completion of the RI/FS.  At that time the Company is likely to have additional information regarding remedial action costs, the number and financial condition of other PRPs, the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.

In November 2011 the EPA completed an interim removal project at the New Idria Mercury Mine site. It is expected this removal action will be part of the final remediation strategy for the site. According to informal reports, EPA's interim removal project costs were approximately $500,000. It is possible that at some future date the EPA will seek recovery of the costs of this work from PRPs.
Other
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

10. Long-Term Debt
Long-term debt consisted of the following:

	March 31,	December 31,
	2013	2012
Credit agreement	$68,578	$57,814
Senior notes	35,000	35,000
	$103,578	$92,814
Under terms of the Credit Agreement with a group of banks, the Company may borrow up to $180 million, reduced for letters of credit issued. As of March 31, 2013, the Company had $106.3 million available under the Credit Agreement.
In December 2003, the Company issued $100 million in Senior Unsecured Notes (the "Notes") consisting of $65 million of notes with an interest rate of 6.08 percent and a 7 year maturity and $35 million of notes with an interest rate of 6.81 percent and a 10 year maturity. Proceeds from the issuance of the Notes were used to pay down the term loan and revolving credit facility borrowing outstanding at that time. As of March 31, 2013, the Company has classified the $35 million of Senior Notes due in December 2013 as a long-term liability since it has the intent to refinance the debt on a long-term basis and has demonstrated the ability via capacity available under the non-cancelable revolver feature of our current Credit Agreement.

11. Retirement Plans
The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s frozen defined benefit pension plan ("The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02") provides benefits primarily based upon a fixed amount for each year of service as of the date the plan was frozen.
Net periodic pension cost are as follows:

	Three Months Ended March 31,
	2013	2012
Service cost	$8	$18
Interest cost	65	72
Expected return on assets	(91)	(77)
Amortization of actuarial net loss	28	25
Net periodic pension cost	$10	$38
Company contributions	$123	$76
The Company anticipates contributions totaling $0.4 million to its pension plan for the full year of 2013.

12. Income Taxes
The total amount of gross unrecognized tax benefit that would reduce the Company's effective tax rates at March 31, 2013 and March 31, 2012, was $1.2 million and $0.5 million, respectively. The $0.7 million increase in the gross unrecognized tax benefits from March 31, 2012 to March 31, 2013 resulted from an increase in ASC 740-10-25-6, Accounting for Uncertainty in Income Taxes, reserves related to acquired businesses and previous year tax positions. Accrued interest expense included with accrued income taxes in the Company's Condensed Consolidated Statements of Financial Position was less than $0.1 million at March 31, 2013 and December 31, 2012.

As of March 31, 2013, the Company and its significant subsidiaries are subject to examination for the years after 2006 in Brazil, after 2007 in Canada, and after 2010 in the United States. The Company and its subsidiaries are subject to examination in certain states within the United States either after 2007 or after 2008.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

13. Segment Information
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

	Three Months Ended March 31,
Net Sales	2013	2012
Material Handling	$79,989	$65,221
Lawn and Garden	60,363	59,184
Distribution	42,649	42,738
Engineered Products	36,956	37,227
Inter-company Sales	(4,977)	(5,581)
Net Sales	$214,980	$198,789

	Three Months Ended March 31,
Income Before Income Taxes	2013	2012
Material Handling	$9,705	$13,150
Lawn and Garden	2,281	1,218
Distribution	2,839	3,511
Engineered Products	5,077	4,591
Corporate	(6,658)	(5,353)
Interest expense - net	(1,092)	(1,081)
Income before income taxes	$12,152	$16,036

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Comparison of the First Quarter of 2013 to the First Quarter of 2012
Net Sales:

(dollars in millions)	Quarter Ended March 31,
Segment	2013	2012	Change	% Change
Material Handling	$80.0	$65.2	$14.8	23%
Lawn and Garden	$60.4	$59.2	$1.2	2%
Distribution	$42.6	$42.7	$(0.1)	—%
Engineered Products	$37.0	$37.2	$(0.2)	(1%)
Inter-company Sales	$(5.0)	$(5.5)	$0.5	9%
TOTAL	$215.0	$198.8	$16.2	8%

Net sales for the quarter ended March 31, 2013 were $215.0 million, an increase of $16.2 million or 8% compared to the prior year's first quarter. The increase was driven by higher sales in our Material Handling and Lawn and Garden Segments. Overall net sales increased approximately $12.0 million from inclusion of our 2012 acquisitions of Plasticos Novel do Nordeste S.A. ("Novel") in July and Jamco Products Inc. ("Jamco") in October. In addition, higher volume of $6.2 million driven by our growth and innovation initiative more than offset lower pricing of $1.4 million and the effect of unfavorable foreign currency translation of $0.6 million in 2013 compared to 2012.
Net sales in the Material Handling Segment increased $14.8 million or 23% in the first quarter of 2013 compared to the same quarter in 2012. Sales from acquisitions contributed approximately $12.0 million quarter-over-quarter and through an increase of $5.7 million in higher sales volume, particularly in the automotive and agricultural markets. These increases were negatively impacted by lower pricing of $2.4 million and unfavorable foreign currency translation of $0.5 million.
Net sales in the Lawn and Garden Segment in the first quarter of 2013 increased $1.2 million or 2% compared to the first quarter of 2012. Sales reflect higher volume of $0.3 million compared to the first quarter of 2012 as a result of a delay in orders from the fourth quarter of 2012, as well as new product offerings generated through our growth and innovation initiative. Sales were also favorably impacted by improved pricing of $0.9 million in 2013 compared to the same quarter in 2012.
Net sales in the Distribution Segment decreased $0.1 million in the first quarter of 2013 compared to the first quarter of 2012 impacted by a decline in replacement tire shipments. Improved pricing, increased equipment and new product sales were more than offset by lower sales of supplies in line with the market.
Net Sales in the Engineered Products Segment decreased $0.2 million or 1% in the first quarter of 2013 compared to the prior year's first quarter. Volume decreased $0.3 million due to a more normalized demand in the transplant automotive market in the first quarter of 2013 compared to the first quarter of last year, as well as a decrease in custom market sales. These decreases were partially offset by an increase in sales in the marine market. Sales for the first quarter of 2013 were favorably impacted by higher selling prices of $0.1 million.
Cost of Sales & Gross Profit:

(dollars in millions)	Quarter Ended March 31,
	2013	2012
Cost of sales	$156.7	$140.8
Gross profit	$58.3	$58.0
Gross profit as a percentage of sales	27.1%	29.2%

Gross profit in the first quarter of 2013 was comparable to the first quarter of 2012, although gross profit as a percentage of sales decreased for the same period primarily due to unfavorable product and customer mix.

Selling, General and Administrative Expenses:

(dollars in millions)	Quarter Ended March 31,
	2013	2012	Change
SG&A expenses	$45.1	$40.9	$4.2
SG&A expenses as a percentage of sales	21.0%	20.6%
Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2013 were $45.1 million, an increase of $4.2 million or 10% compared to the first quarter in the prior year. The increase in SG&A was due to the incremental impact of our 2012 acquisitions of Novel and Jamco of $3.0 million and investments in our information technology initiatives of $0.6 million, partially offset by lower selling expenses of $0.5 million. SG&A in the first quarter of 2012 was favorably impacted by the recovery of $1.1 million from bad debt expense associated with a specific customer. Restructuring and unusual charges of $0.5 million were recorded in SG&A in both the first quarter of 2013 and 2012.

Interest Expense:

(dollars in millions)	Quarter Ended March 31,
	2013	2012	Change	% Change
Net interest expense	$1.1	$1.1	$—	—%
Outstanding borrowings	$103.6	$80.2	$23.4
Average borrowing rate	4.57%	5.61%
Net interest expense in both the first quarter of 2013 and 2012 was $1.1 million. Lower average borrowing rates resulting from a mix of debt outstanding offset a higher average borrowing base in the first quarter of 2013 compared to 2012, as indicated by the outstanding borrowings for each period presented.

Income Taxes:

(dollars in millions)	Quarter Ended March 31,
	2013	2012
Income before taxes	$12.2	$16.0
Income taxes	$4.3	$6.1
Effective tax rate	35.1%	37.7%

The effective tax rate was 35.1% for the quarter ended March 31, 2013 compared to 37.7% in the prior year. The lower effective tax rate is attributable to changes in the foreign rate differential including foreign incentive tax credits for the quarter ended March 31, 2013.

Acquisitions
In October 2012, the Company acquired 100% of the stock of Jamco Products Inc. ("Jamco"), an Illinois corporation that is a leading designer and manufacturer of heavy-duty industrial steel carts and safety cabinets used across many markets. The total purchase price was approximately $15.1 million in cash, net of $0.1 million of cash acquired.
Jamco's assets and liabilities are recorded at fair value as of the date of acquisition using primarily level 2 and level 3 fair value inputs. Intangible assets included in the acquisition of Jamco are trade name of $1.2 million, technology of $2.0 million, non-compete agreement of $0.1 million and customer relationships of $2.4 million. The technology, non-compete agreement and customer relationships are subject to amortization and have estimated useful lives of ten, two and six years, respectively. The Jamco trade name has an indefinite life and will be subject to periodic (at least annual) evaluation for impairment.
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

Liquidity and Capital Resources
Cash used in operating activities was $6.5 million for the three months ended March 31, 2013 compared to $6.4 million for the three months ended March 31, 2012. For the three months ended March 31, 2013 and March 31, 2012, cash of $26.2 million and $25.1 million was used for working capital, respectively.
Capital expenditures for the three months ended March 31, 2013 were $4.5 million and for the full year are expected to be approximately $30 to $35 million.
For the three months ended March 31, 2013, the Company used cash of $2.0 million to purchase 136 thousand shares of its own stock under a share repurchase program. The Company accelerated its fourth quarter dividend payment to reduce the tax impact for its shareholders which resulted in the payment in December 2012 rather than in the first quarter of 2013. The Company paid its fourth quarter 2011 dividends declared of $2.3 million during the three months ended March 31, 2012.
Debt, net of cash at March 31, 2013 was $99.5 million compared to $88.9 million at December 31, 2012. As of March 31, 2013, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio, (defined as earnings before interest and taxes divided by interest expense), and a leverage ratio, (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt). The ratios as of and for the period ended March 31, 2013 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	10.50
Leverage Ratio	3.25 to 1 (maximum)	1.30

The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including strategic initiatives, capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at March 31, 2013, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.7 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in U.S. dollars. In addition, one of the Company's subsidiaries in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB ASC 815 Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of March 31, 2013, the Company had no foreign currency arrangements or contracts in place.
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

Part II — Other Information
Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in the Contingencies Note of the Unaudited Condensed Consolidated Financial Statements in Part I of this report and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding the Company’s stock repurchase plan during the three months ended March 31, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum number of Shares that may yet be Purchased Under the Plan (1)
1/1/13 to 1/31/13	34,258	$14.42	331,947	2,668,053
2/1/13 to 2/28/13	101,868	$14.34	433,815	2,566,185
3/1/13 to 3/31/13	—	$—	—	—

(1)
On November 20, 2012, the Company adopted a Rule 10b5-1 plan (the “Plan”) for the purpose of repurchasing up to two million one hundred fifty thousand shares of its common stock in accordance with the guidelines specified in Rule 10b5-1 of the Securities Exchange Act of 1934. The Plan was established in connection with the Board authorized repurchase of up to five million shares that was announced on May 2, 2011. The Company previously completed a repurchase of two million shares in 2011 pursuant to a previous Rule 10b5-1 plan, which was also in connection with the authorized five million share repurchase.

Item 6. Exhibits
(a) Exhibits
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
May 1, 2013	By:	/s/ Greggory W. Branning
Greggory W. Branning
Senior Vice President, Chief Financial Officer and Corporate Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 12, 2013.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.
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

10(k)	Severance Agreement between Myers Industries, Inc. and David B. Knowles dated August 31, 2012. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on August 31, 2012.*
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

10(n)	Severance Agreement between Myers Industries, Inc. and Gregg Branning dated September 1, 2012. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on September 4, 2012.*
10(o)
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

10(q)
Third Amendment to the Myers Industries, Inc Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2011. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 7, 2011.*

10(r)	Amendment No. 2 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(u) to Form 10-K filed with the Commission on March 4, 2013.*
10(s)	Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and Gregg Branning dated September 1, 2012.*
10(t)	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K/A filed with the Commission on April 1, 2013.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K/A filed with the Commission on April 1, 2013.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc. Reference is made to Exhibit 21 to Form 10-K filed with the Commission on March 4, 2013.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Greggory W. Branning, Senior Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of John C. Orr, President and Chief Executive Officer, and Gregg W. Branning, Executive Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 1, 2013, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income For the fiscal periods ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) For the fiscal periods ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended March 31, 2013 and 2012, (v) Condensed Consolidated Statement of Shareholders' Equity for the fiscal period ended March 31, 2013, and (vi) the Notes to Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.

**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.