Form 10-Q
period 2013-06-30
MYERS INDUSTRIES INC
filed 2013-08-05
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2013
Common Stock, without par value	33,635,816 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$204,024	$181,101	$419,004	$379,890
Cost of sales	148,255	133,737	304,917	274,528
Gross profit	55,769	47,364	114,087	105,362
Selling, general and administrative expenses	42,650	37,372	87,724	78,253
Operating income	13,119	9,992	26,363	27,109
Interest expense, net	1,116	1,054	2,208	2,135
Income before income taxes	12,003	8,938	24,155	24,974
Income tax expense	3,691	3,280	7,960	9,331
Net income	$8,312	$5,658	$16,195	$15,643
Income per common share:
Basic	$0.25	$0.17	$0.48	$0.47
Diluted	$0.25	$0.17	$0.48	$0.46
Dividends declared per share	$0.09	$0.08	$0.18	$0.16

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For The Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$8,312	$5,658	$16,195	$15,643
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,994)	(612)	(5,845)	773
Pension liability	—	—	(75)	632
Total other comprehensive income (loss), net of tax	(4,994)	(612)	(5,920)	1,405
Comprehensive income	$3,318	$5,046	$10,275	$17,048

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Dollars in thousands)

Assets	June 30, 2013	December 31, 2012
	(Unaudited)
Current Assets
Cash	$22,258	$3,948
Accounts receivable-less allowances of $3,310 and $3,255, respectively	108,518	115,508
Inventories
Finished and in-process products	73,794	72,899
Raw materials and supplies	32,321	34,603
	106,115	107,502
Prepaid expenses	9,832	9,033
Deferred income taxes	2,191	3,605
Total Current Assets	248,914	239,596
Other Assets
Goodwill	60,285	61,056
Patents and other intangible assets	23,379	25,839
Other	8,138	7,882
	91,802	94,777
Property, Plant and Equipment, at Cost
Land	4,438	4,438
Buildings and leasehold improvements	57,156	57,058
Machinery and equipment	448,970	445,789
	510,564	507,285
Less allowances for depreciation and amortization	(368,309)	(356,802)
Property, plant and equipment, net	142,255	150,483
Total Assets	$482,971	$484,856

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	June 30, 2013	December 31, 2012
	(Unaudited)
Current Liabilities
Accounts payable	$64,717	$72,417
Accrued expenses
Employee compensation	15,772	18,885
Income taxes	—	1,090
Taxes, other than income taxes	3,061	2,606
Accrued interest	241	240
Other	20,295	19,239
Total Current Liabilities	104,086	114,477
Long-term debt	95,988	92,814
Other liabilities	17,911	17,865
Deferred income taxes	29,966	29,678
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 33,637,573 and 33,480,189; net of treasury shares of 4,170,559 and 4,356,160, respectively)	20,361	20,316
Additional paid-in capital	267,236	266,419
Accumulated other comprehensive income	4,723	10,643
Retained deficit	(57,300)	(67,356)
Total Shareholders' Equity	235,020	230,022
Total Liabilities and Shareholders' Equity	$482,971	$484,856

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income (Deficit)
Balance at January 1, 2013	$20,316	$266,419	$10,643	$(67,356)
Net income	—	—	—	16,195
Other comprehensive income (loss)	—	—	(5,920)	—
Shares repurchased for employee taxes on equity awards	—	(684)	—	—
Purchases for treasury	(145)	(3,153)	—	—
Common stock issued	190	3,072	—	—
Other	—	50	—	—
Stock based compensation	—	1,532	—	—
Dividends declared - $.18 per share	—	—	—	(6,139)
Balance at June 30, 2013	$20,361	$267,236	$4,723	$(57,300)

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities
Net income	$16,195	$15,643
Items not affecting use of cash:
Depreciation	16,146	14,737
Amortization of intangible assets	2,046	1,514
Non-cash stock compensation	1,532	1,556
Provision for (recovery of) loss on accounts receivable	496	(1,178)
Deferred taxes	2,140	(18)
Other long-term liabilities	334	785
Loss (gain) from asset disposition	616	(558)
Other	11	50
Cash flows provided by (used for) working capital, net of acquisitions:
Accounts receivable	5,216	10,384
Inventories	(735)	(12,285)
Prepaid expenses	(1,048)	(3,743)
Accounts payable and accrued expenses	(12,812)	(18,967)
Net cash provided by operating activities	30,137	7,920
Cash Flows from Investing Activities
Capital expenditures	(10,216)	(8,386)
Acquisition of business, net of cash acquired	(600)	—
Proceeds from sale of property, plant and equipment	—	1,805
Other	(11)	(149)
Net cash used for investing activities	(10,827)	(6,730)
Cash Flows from Financing Activities
Repayment of long-term debt	—	(305)
Net borrowing on credit facility	3,173	28,374
Cash dividends paid	(3,019)	(4,967)
Proceeds from issuance of common stock	3,262	2,822
Tax benefit from options	50	—
Repurchase of common stock	(3,982)	—
Net cash (used for) provided by financing activities	(516)	25,924
Foreign exchange rate effect on cash	(484)	1,697
Net increase in cash	18,310	28,811
Cash at January 1	3,948	6,801
Cash at June 30	$22,258	$35,612

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2013, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2013.
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
The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $35.0 million fixed rate senior notes was estimated at $35.9 million and $36.5 million at June 30, 2013 and December 31, 2012, respectively, using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.

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

Accumulated Other Comprehensive Income

The balances in the Company’s accumulated other comprehensive income ("AOCI") as of June 30, 2013 and June 30, 2012 are as follows:

	Foreign currency	Defined benefit pension plans	Total
Balance at January 1, 2012	$9,994	$(2,700)	$7,294
Other comprehensive income before reclassifications	1,385	—	1,385
Amounts reclassified from AOCI to income tax expense (benefit) in the Condensed Consolidated Statements of Income	—	632	632
Net current-period other comprehensive income	$1,385	$632	$2,017
Balance at March 31, 2012	$11,379	$(2,068)	$9,311
Other comprehensive income before reclassifications	(612)	—	(612)
Balance at June 30, 2012	$10,767	$(2,068)	$8,699

Balance at January 1, 2013	$12,784	$(2,141)	$10,643
Other comprehensive income before reclassifications	(851)	—	(851)
Amounts reclassified from AOCI to income tax expense (benefit) in the Condensed Consolidated Statements of Income	—	(75)	(75)
Net current-period other comprehensive income	$(851)	$(75)	$(926)
Balance at March 31, 2013	$11,933	$(2,216)	$9,717
Other comprehensive income before reclassifications	(4,994)	—	(4,994)
Balance at June 30, 2013	$6,939	$(2,216)	$4,723
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

2. Inventories
Approximately twenty percent of the Company’s inventories use the last-in, first-out (LIFO) method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of June 30, 2013.

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
In July 2012, the Company acquired 100% of the stock of Plasticos Novel do Nordeste S.A. ("Novel"), a Brazil-based designer and manufacturer of reusable plastic crates and containers used for closed-loop shipping and storage. Novel also produces a diverse range of plastic industrial safety products. The total purchase price was $30.9 million, which includes a cash payment of $3.4 million, net of $0.6 million of cash acquired, assumed debt of approximately $26.0 million and contingent consideration of $0.9 million based on an earnout. The contingent consideration is contingent upon the annual results of Novel exceeding predefined earnings before interest, taxes, depreciation and amortization over the following four years.
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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2012	2012
Net sales	$194,365	$406,949
Cost of sales	143,257	293,734
Gross profit	51,108	113,215
Selling, general & administrative expenses	39,912	83,231
Operating income	11,196	29,984
Interest expense, net	2,866	5,081
Income before taxes	8,330	24,903
Income taxes	3,049	9,304
Net income	$5,281	$15,599

Income per basic share	$0.16	$0.47
Income per diluted share	$0.15	$0.46
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The operating results of both businesses acquired have been included in our Material Handling Segment since the date of acquisition. The allocation of the purchase price and the estimated goodwill, which is not deductible for income tax purposes, and other intangibles are as follows:

Assets acquired:	Novel	Jamco
Cash	$630	$88
Accounts receivable	5,467	1,690
Inventory	5,993	3,282
Property, plant and equipment	13,636	2,559
Intangibles	5,790	5,680
Deferred tax assets	435	28
Prepaid assets	1,451	48
Other	719	2
Assets acquired, less cash	$33,491	$13,289

Liabilities assumed:
Accounts payable and accruals	$3,134	$1,436
Other taxes	3,608	676
Other long-term liabilities	2,293	454
Debt	26,028	—
Deferred income taxes	3,804	3,044
Liabilities assumed	38,867	5,610
Goodwill	8,805	7,435
Total cash consideration, less cash acquired	$3,429	$15,114

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
The change in goodwill for the six months ended June 30, 2013 was as follows:

Segment	Balance at January 1, 2013	Acquisitions	Foreign Currency Translation	Impairment	Balance at June 30, 2013
Material Handling	$50,521	$—	$(566)	$—	$49,955
Lawn and Garden	9,614	—	(205)	—	9,409
Distribution	214	—	—	—	214
Engineered Products	707	—	—	—	707
Total	$61,056	$—	$(771)	$—	$60,285

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

5. Net Income Per Common Share
Net income per common share, as shown on the Condensed Consolidated Statements of Income (unaudited), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding
Basic	33,559,398	33,595,637	33,529,004	33,525,444
Dilutive effect of stock options and restricted stock	318,554	677,056	368,958	596,042
Weighted average common shares outstanding diluted	33,877,952	34,272,693	33,897,962	34,121,486
Options to purchase 470,000 and 227,000 shares of common stock that were outstanding at June 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and their effect on diluted earnings per share would be anti-dilutive.

6. Supplemental Disclosure of Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest paid	$445	$1,612	$971	$1,908
Income taxes paid	$6,987	$10,827	$7,422	$13,282

7. Restructuring
The charges related to various restructuring programs implemented by the Company are included in selling, general and administrative ("SG&A") expenses and cost of sales depending on the type of cost incurred. In our Distribution Segment, as well as Corporate, costs were recorded in SG&A, while in our Engineered Products Segment expenses were recorded in cost of sales. Our Material Handling Segment and Lawn and Garden Segment restructuring costs were recorded in both SG&A and cost of sales. The restructuring charges by segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2013	2012	2013	2012
Material Handling	$15	$—	$225	$—
Lawn and Garden	736	419	1,139	442
Distribution	18	(20)	92	410
Engineered Products	—	99	3	201
Corporate	—	—	17	—
Total	$769	$498	$1,476	$1,053

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The Company recorded restructuring expenses of $0.5 million in SG&A and $0.3 million in cost of sales for the three months ended June 30, 2013. The Company recorded total restructuring expenses of $0.4 million in SG&A and $0.1 million in cost of sales for the three months ended June 30, 2012. A gain of $0.3 million on the sale of two facilities was also recorded in Distribution Segments SG&A for the three months ended June 30, 2012.

The Company recorded total restructuring expenses of $1.1 million in SG&A and $0.4 million in cost of sales for the six months ended June 30, 2013. The Company recorded total restructuring expenses of $0.9 million in SG&A and $0.2 million in cost of sales for the six months ended June 30, 2012. A gain of $0.3 million on the sale of two facilities was also recorded in Distribution Segments SG&A for the six months ended June 30, 2012. Estimated lease obligations associated with closed facilities were based on level 2 inputs.

The amounts for severance and personnel costs associated with restructuring have been included in other accrued expenses on the accompanying Condensed Consolidated Statements of Financial Position.

	Severance and	Other
	Personnel	Exit Costs	Total
Balance at January 1, 2012	$—	$605	$605
Provision	651	402	1,053
Less: Payments	(651)	(532)	(1,183)
Balance at June 30, 2012	$—	$475	$475

Balance at January 1, 2013	$318	$—	$318
Provision	522	954	1,476
Less: Payments	(840)	(954)	(1,794)
Balance at June 30, 2013	$—	$—	$—
Approximately $5.7 million of property, plant, and equipment has been classified as held for sale due to restructuring actions and are included in other assets in the Condensed Consolidated Statement of Financial Position at both June 30, 2013 and December 31, 2012. In July, 2013, the Company announced as part of a Lawn and Garden Segment restructuring that it will be re-opening a plant in Sparks Nevada, which at June 30, 2013 is classified as held for sale. This facility will no longer be actively marketed for sale and subsequently be reported as property, plant, and equipment in the Condensed Consolidated Statements of Financial Position. The Company is actively pursuing the sale of the remaining facilities classified as held for sale.

On July 18, 2013, the Company announced that its Board approved a restructuring plan in its Lawn and Garden Segment. The planned actions announced comprise the closure of two manufacturing plants; one in Brantford, Ontario and the second in Waco, Texas. A plant in Sparks, Nevada will be re-opened in order to lower our costs to serve the West Coast market and position the segment for future growth. The restructuring actions include closure, relocation and employee related costs. The aggregate charge is expected to approximate $15.0 million, of which $3.0 million will be noncash costs. These actions are expected to improve annual operating profit by approximately $8.0 million. A portion of the benefits from these actions will begin in the fourth quarter of 2013. The majority of the benefits are planned to be realized throughout 2014 in decreased labor, overhead, plant and freight costs.

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
Stock compensation expense reduced income before taxes approximately $1.1 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively. Stock compensation expense reduced income before taxes approximately $1.5 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively. These expenses are included in SG&A expenses in the accompanying Condensed Consolidated Statements of Income (Unaudited). Total unrecognized compensation cost related to non-vested share based compensation arrangements at June 30, 2013 was approximately $4.8 million which will be recognized over the next three years, as such compensation is earned.
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

Model
Risk free interest rate	1.86%
Expected dividend yield	2.40%
Expected life of award (years)	7.00
Expected volatility	50.00%
Fair value per option share	$5.39

The following table provides a summary of stock option activity for the period ended June 30, 2013:

	Shares	Average Exercise Price	Weighted Average Life
Outstanding at January 1, 2013	1,919,021	$11.63
Options granted	323,400	14.77
Options exercised	(306,892)	10.44
Cancelled or forfeited	(140,020)	13.75
Outstanding at June 30, 2013	1,795,509	$12.24	6.35 years
Exercisable at June 30, 2013	1,270,189	$11.74	5.23 years

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of all stock options exercised during the three months ended June 30, 2013 and 2012 was approximately $0.8 million and $1.3 million, respectively. The total intrinsic value of all stock options exercised during both the six months ended June 30, 2013 and 2012 was approximately $1.4 million.
On March 1, 2013, 169,100 Restricted Stock Unit ("RSU") Awards were granted with a two or three year vesting period. The RSUs had a grant date fair value of $14.77 per share, which was the closing price of the common stock on the date of grant.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following table provides a summary of RSU and restricted stock activity for the six months ended June 30, 2013:

	Awards	Average Grant-Date Fair Value
Unvested at January 1, 2013	363,125
Granted	169,100	$14.77
Released	(112,000)	10.02
Cancelled or forfeited	(124,200)	13.68
Unvested at June 30, 2013	296,025	$13.11
Restricted stock are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a two or three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At June 30, 2013, restricted stock awards had vesting periods up through March 2016.

9. Contingencies

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

Since Buckhorn Inc. may be a potentially responsible party (“PRP”) of the New Idria Mercury Mine, the Company recognized an expense of $1.9 million in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Payments of approximately $0.5 million have been charged against the reserve classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position as of June 30, 2013. As the Site Remedial Investigation and Feasibility Study ("RI/FS") proceeds, it is likely that adjustments to the recognized expense will be necessary to reflect new information regarding the nature and extent of site contamination, the range of remediation alternatives available, and evolving remediation standards.  The final remedial action will be selected after completion of the RI/FS.  At that time the Company is likely to have additional information regarding remedial action costs, the number and financial condition of other PRPs, the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.

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

10. Long-Term Debt
Long-term debt consisted of the following:

	June 30,	December 31,
	2013	2012
Credit agreement	$60,988	$57,814
Senior notes	35,000	35,000
	$95,988	$92,814
Under terms of the Credit Agreement with a group of banks, the Company may borrow up to $180 million, reduced for letters of credit issued. As of June 30, 2013, the Company had $114.1 million available under the Credit Agreement.
In December 2003, the Company issued $100 million in Senior Unsecured Notes (the "Notes") consisting of $65 million of notes with an interest rate of 6.08 percent and a 7 year maturity and $35 million of notes with an interest rate of 6.81 percent and a 10 year maturity. Proceeds from the issuance of the Notes were used to pay down the term loan and revolving credit facility borrowing outstanding at that time. As of June 30, 2013, the Company has classified the $35 million of Senior Notes due in December 2013 as a long-term liability since it has the intent to refinance the debt on a long-term basis and has demonstrated the ability via capacity available under the non-cancelable revolver feature of the current Credit Agreement.

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
Net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$8	$18	$16	$35
Interest cost	65	72	130	144
Expected return on assets	(91)	(77)	(182)	(153)
Amortization of actuarial net loss	28	25	56	50
Net periodic pension cost	$10	$38	$20	$76
Company contributions	$80	$123	$203	$199

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The Company anticipates contributions totaling $0.4 million to its pension plan for the full year of 2013.

12. Income Taxes
The total amount of gross unrecognized tax benefit that would reduce the Company's effective tax rates at June 30, 2013 and June 30, 2012, was $1.2 million and $0.5 million, respectively. The $0.7 million increase in the gross unrecognized tax benefits from June 30, 2012 to June 30, 2013 resulted from an increase in ASC 740-10-25-6, Accounting for Uncertainty in Income Taxes, reserves related to acquired businesses and previous year tax positions. Accrued interest expense included with accrued income taxes in the Company's Condensed Consolidated Statements of Financial Position was less than $0.1 million at both June 30, 2013 and December 31, 2012.

As of June 30, 2013, the Company and its significant subsidiaries are subject to examination for the years after 2006 in Brazil, after 2007 in Canada, and after 2010 in the United States. The Company and its subsidiaries are subject to examination in certain states within the United States either after 2007 or after 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2013	2012	2013	2012
Material Handling	$83,814	$60,260	$163,803	$125,481
Lawn and Garden	40,889	42,482	101,252	101,666
Distribution	45,893	44,188	88,542	86,926
Engineered Products	37,608	38,642	74,564	75,869
Inter-company Sales	(4,180)	(4,471)	(9,157)	(10,052)
Net Sales	$204,024	$181,101	$419,004	$379,890

	Three Months Ended June 30,		Six Months Ended June 30,
Income Before Income Taxes	2013	2012	2013	2012
Material Handling	$11,010	$9,223	$20,715	$22,373
Lawn and Garden	(109)	(1,942)	2,172	(724)
Distribution	3,864	4,298	6,703	7,809
Engineered Products	5,134	4,660	10,211	9,251
Corporate	(6,780)	(6,247)	(13,438)	(11,600)
Interest expense - net	(1,116)	(1,054)	(2,208)	(2,135)
Income before income taxes	$12,003	$8,938	$24,155	$24,974

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Comparison of the Second Quarter of 2013 to the Second Quarter of 2012
Net Sales:

(dollars in millions)	Quarter Ended June 30,
Segment	2013	2012	Change	% Change
Material Handling	$83.8	$60.3	$23.5	39%
Lawn and Garden	40.9	42.5	(1.6)	(4)%
Distribution	45.9	44.2	1.7	4%
Engineered Products	37.6	38.6	(1.0)	(3)%
Inter-company Sales	(4.2)	(4.5)	0.3	7%
TOTAL	$204.0	$181.1	$22.9	13%

Net sales for the quarter ended June 30, 2013 were $204.0 million, an increase of $22.9 million or 13% compared to the prior year's second quarter. The increase was driven by higher sales in our Material Handling Segment. Sales in the quarter ended June 30, 2013 included approximately $15.5 million from our acquisitions of Plasticos Novel do Nordeste S.A. ("Novel") in July 2012 and Jamco Products Inc. ("Jamco") in October 2012. In addition, higher volume of $7.4 million driven by our growth and innovation initiative and higher pricing of $0.5 million, more than offset the effect of unfavorable foreign currency translation of $0.5 million in the second quarter of 2013 compared to the same period in 2012.
Net sales in the Material Handling Segment increased $23.5 million or 39% in the second quarter of 2013 compared to the same quarter in 2012. Sales from acquisitions contributed approximately $15.5 million quarter-over-quarter and through an increase of $9.1 million in higher sales volume, particularly in the agricultural and food processing markets. These increases were negatively impacted by lower pricing of $0.9 million and unfavorable foreign currency translation of $0.2 million.
Net sales in the Lawn and Garden Segment in the second quarter of 2013 decreased $1.6 million or 4% compared to the same quarter in 2012. Improved pricing of $1.2 million was more than offset by lower volume of $2.6 million compared to the second quarter of 2012 primarily as a result of a lower demand at the "big-box" retailers. Sales were also negatively impacted from unfavorable foreign currency translation of $0.2 million in the second quarter of 2013 compared to the same quarter in 2012.
Net sales in the Distribution Segment increased $1.7 million in the second quarter of 2013 compared to the same quarter in 2012 due to improved volume from new products and market share gains in equipment sales.
Net Sales in the Engineered Products Segment decreased $1.0 million or 3% in the second quarter of 2013 compared to the same quarter in 2012. Volume decreased $1.2 million resulting from a reduction in lower margin custom sales that more than offset stronger sales in the recreational vehicle and marine markets. Sales for the second quarter of 2013 were favorably impacted by improved pricing of $0.2 million.
Cost of Sales & Gross Profit:

(dollars in millions)	Quarter Ended June 30,
	2013	2012
Cost of sales	$148.3	$133.7
Gross profit	$55.8	$47.4
Gross profit as a percentage of sales	27.3%	26.2%

Gross profit in the second quarter of 2013 was $55.8 million compared to $47.4 million in the same quarter in 2012. Gross profit as a percentage of sales increased as a result of productivity improvements through the execution of our operation excellence initiative, as well as from material cost savings as compared to the same period in 2012.

Selling, General and Administrative Expenses:

(dollars in millions)	Quarter Ended June 30,
	2013	2012	Change	% Change
SG&A expenses	$42.7	$37.4	$5.3	14.2%
SG&A expenses as a percentage of sales	20.9%	20.7%
Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2013 were $42.7 million, an increase of $5.3 million or 14.2% compared to same quarter in 2012. The increase in SG&A was due to the incremental impact of our 2012 acquisitions of Novel and Jamco of approximately $3.0 million, investments in information technology of $1.3 million and an increase in other outside consulting costs of $0.4 million. SG&A in the second quarter of 2012 was favorably impacted by the recovery of $0.3 million from bad debt expense associated with a specific customer. Restructuring and unusual charges of approximately $0.5 million were recorded in SG&A in both the second quarter of 2013 and 2012. In addition, a $0.3 million gain from the sale of assets was recorded in the second quarter of 2012. Shipping and handling costs, including freight, are primarily classified as SG&A expenses.

Interest Expense:

(dollars in millions)	Quarter Ended June 30,
	2013	2012	Change	% Change
Net interest expense	$1.1	$1.1	$—	—%
Outstanding borrowings	$96.0	$102.1	$(6.1)
Average borrowing rate	4.17%	5.61%
Net interest expense in both the second quarter of 2013 and 2012 was $1.1 million. Although the outstanding borrowings were lower at the second quarter 2013 compared to the second quarter 2012, higher average debt balances in the second quarter of 2013 compared to 2012 offset lower average borrowing rates resulting from a mix of debt outstanding.

Income Taxes:

(dollars in millions)	Quarter Ended June 30,
	2013	2012
Income before taxes	$12.0	$8.9
Income taxes	$3.7	$3.3
Effective tax rate	30.8%	36.7%

The effective tax rate was 30.8% for the quarter ended June 30, 2013 compared to 36.7% in the prior year. The lower effective tax rate is attributable to the benefits from the Company's reversal of prior year's state valuation allowances of $0.6 million and its foreign rate differential including foreign incentive tax credits for the quarter ended June 30, 2013.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012
Net Sales:

(dollars in millions)	Six Months Ended June 30,
Segment	2013	2012	Change	% Change
Material Handling	$163.8	$125.5	$38.3	31%
Lawn and Garden	101.3	101.7	(0.4)	—%
Distribution	88.5	86.9	1.6	2%
Engineered Products	74.6	75.9	(1.3)	(2)%
Intra-segment elimination	(9.2)	(10.1)	0.9	(9%)
TOTAL	$419.0	$379.9	$39.1	10%

Net sales for the six months ended June 30, 2013 were $419.0 million, an increase of $39.1 million or 10% compared to the same period in the prior year. Sales increased $13.5 million from higher volumes driven by our growth and innovation initiatives and $27.6 million in sales from our 2012 acquisitions of Novel and Jamco. The increase was partially offset by lower pricing of $0.9 million and unfavorable foreign currency translation of $1.1 million.
Net sales in the Material Handling Segment increased $38.3 million or 31% for the six months ended June 30, 2013 compared to the same period in the prior year. The inclusion of sales in the first six months of 2013 from our Novel and Jamco acquisitions consummated in the second half of 2012 were $27.6 million. Also contributing to an increase in sales is higher volume of $14.7 million. These sales increases were partially offset by lower pricing of $3.3 million and unfavorable foreign currency translation of $0.7 million.
Net sales in the Lawn and Garden Segment decreased $0.4 million for the six months ended June 30, 2013 compared to the same period in the prior year. Decrease in volume of $2.2 million due to a delay in stock builds with distributors and $0.3 million from the effect of unfavorable foreign currency translation more than offset improved pricing of $2.1 million.
Net sales in the Distribution Segment increased $1.6 million or 2% for the six months ended June 30, 2013 compared to the same period in the prior year. Increased sales reflect higher volume, primarily due to new product introductions and market gains in equipment sales. The increased sales came despite slightly lower replacement tire shipments for the six months ended June 30, 2013.
Net sales in the Engineered Products Segment decreased $1.3 million or 2% for the six months ended June 30, 2013 compared to the same period in the prior year. Despite strong demand in our recreational and marine markets, decreases in our transplant automotive and custom markets resulted in lower volume of $1.6 million partially offset by higher selling prices of $0.3 million.
Cost of Sales & Gross Profit:

(dollars in millions)	Six Months Ended June 30,
	2013	2012
Cost of sales	$304.9	$274.5
Gross profit	$114.1	$105.4
Gross profit as a percentage of sales	27.2%	27.7%

Gross profit margin decreased to 27.2% for the six months ended June 30, 2013 compared with 27.7% in the prior year. Productivity improvements were more than offset by an unfavorable mix of products sold.

Selling, General and Administrative Expenses:

(dollars in millions)	Six Months Ended June 30,
	2013	2012	Change	% Change
SG&A expenses	$87.7	$78.3	$9.4	12.0%
SG&A expenses as a percentage of sales	20.9%	20.6%
SG&A expenses for the six months ended June 30, 2013 were $87.7 million, an increase of $9.4 million or 12.0% compared to the same period in the prior year. The inclusion of the Novel and Jamco acquisitions in the second half of 2012 resulted in $5.9 million of incremental SG&A costs. SG&A expenses for 2013 included higher consulting costs of approximately $1.7 million primarily attributable to our information technology initiatives. SG&A expenses for the six months ended June 30, 2012 included the reversal of bad debt expense of $1.4 million primarily attributable to the recovery in 2012 of a bad debt recorded in 2011. SG&A expenses for the six months ended June 30, 2013 included restructuring of $1.1 million compared to approximately $1.0 million for the same period in the prior year. Gains on the sale of property sold in the six months ended June 30, 2012 was $0.3 million. Shipping and handling costs, including freight, are primarily classified as SG&A expenses.

Interest Expense:

(dollars in millions)	Six Months Ended June 30,
	2013	2012	Change	% Change
Net interest expense	$2.2	$2.1	$0.1	5%
Outstanding borrowings	$96.0	$102.1	$(6.1)
Average borrowing rate	4.35%	4.98%
Net interest expense was $2.2 million for the six months ended June 30, 2013 compared to $2.1 million in the prior year. The increase in 2013 interest expense was the result of lower average borrowing rates more than offset by higher average debt balances as compared to the first six months of 2012.
Income Taxes:

(dollars in millions)	Six Months Ended June 30,
	2013	2012
Income before taxes	$24.2	$25.0
Income taxes	$8.0	$9.3
Effective tax rate	33.0%	37.4%
The effective tax rate for the six months ended June 30, 2013 was 33.0% compared to 37.4% in the prior year. The current year effective rate of 33.0% includes the tax benefit of approximately $0.6 million in net tax from the reversal in prior year's state valuation allowances as well as the tax benefits from the differences in the international versus domestic statutory tax rates and recognized foreign tax incentives.  The effective tax rate of 37.4% for the six months ended June 30, 2012 reflects the negative impact from differences in foreign earnings and respective statutory tax rates.

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
In July 2012, the Company acquired 100% of the stock of Plasticos Novel do Nordeste S.A. ("Novel"), a Brazil-based designer and manufacturer of reusable plastic crates and containers used for closed-loop shipping and storage. Novel also produces a diverse range of plastic industrial safety products. The total purchase price was $30.9 million, which includes a cash payment of $3.4 million, net of $0.6 million of cash acquired, assumed debt of approximately $26.0 million and contingent consideration of $0.9 million based on an earnout. A majority of the debt was repaid shortly after acquisition. The contingent consideration is contingent upon the results of Novel exceeding predefined earnings before interest, taxes, depreciation and amortization over the next four years.

Subsequent Event

On July 18, 2013, the Company announced that its Board approved a restructuring plan in its Lawn and Garden Segment. The planned actions announced comprise the closure of two manufacturing plants; one in Brantford, Ontario and the second in Waco, Texas. A plant in Sparks, Nevada will be re-opened in order to lower our costs to serve the West Coast market and position the segment for future growth. The restructuring actions include closure, relocation and employee related costs. The aggregate charge is expected to approximate $15.0 million, of which $3.0 million will be noncash costs. These actions are expected to improve annual operating profit by approximately $8.0 million. A portion of the benefits from these actions will begin in the fourth quarter of 2013. The majority of the benefits are planned to be realized throughout 2014 in decreased labor, overhead, plant and freight costs.

Liquidity and Capital Resources
Cash provided by operating activities was $30.1 million for the six months ended June 30, 2013 compared to $7.9 million for the six months ended June 30, 2012. For the six months ended June 30, 2013 and June 30, 2012, cash of $9.4 million and 24.6 million million was used for working capital, respectively.
Capital expenditures for the six months ended June 30, 2013 were $10.2 million and for the full year are expected to be approximately $30 to $35 million.
For the six months ended June 30, 2013, the Company used cash of 4.0 million to repurchase shares of its own stock. The Company accelerated its fourth quarter 2012 dividend payment to reduce the tax impact for its shareholders which resulted in the payment in December 2012 rather than in the first quarter of 2013. The Company paid its fourth quarter 2011 and first quarter 2012 dividends of $2.3 million and $2.7 million, respectively, during the six months ended June 30, 2012.
Debt, net of cash at June 30, 2013 was $73.7 million compared to $88.9 million at December 31, 2012. As of June 30, 2013, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio, (defined as earnings before interest and taxes divided by interest expense), and a leverage ratio, (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt). The ratios as of and for the period ended June 30, 2013 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	11.08
Leverage Ratio	3.25 to 1 (maximum)	1.14

The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including strategic initiatives, capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at June 30, 2013, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1.0 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in U.S. dollars. In addition, one of the Company's subsidiaries in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB ASC 815 Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of June 30, 2013, the Company had no foreign currency arrangements or contracts in place.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding the Company’s stock repurchase plan during the three months ended June 30, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum number of Shares that may yet be Purchased Under the Plan (1)
4/1/13 to 4/30/13	101,657	$13.21	535,472	2,464,528
5/1/13 to 5/31/13	—	$—	—	2,464,528
6/1/13 to 6/30/13	—	$—	—	2,464,528

(1)
On May 20, 2013, the Company adopted a Rule 10b5-1 plan (the “Plan”) for the purpose of repurchasing up to two million shares of its common stock in accordance with the guidelines specified in Rule 10b5-1 of the Securities Exchange Act of 1934. The Plan was established in connection with the Board authorized repurchase of up to five million shares that was announced on May 2, 2011. The Company previously completed a repurchase of approximately five hundred thirty five thousand shares in April 2013, and two million shares in 2011 pursuant to previous Rule 10b5-1 plans, which were also in connection with the authorized five million share repurchase.

Item 6. Exhibits
(a) Exhibits
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
August 5, 2013	By:	/s/ Greggory W. Branning
Greggory W. Branning
Senior Vice President, Chief Financial Officer and Corporate Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 12, 2013.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.
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
10(l)
Third Amended and Restated Loan Agreement between Myers Industries, Inc. and JP Morgan Chase Bank, National Association, as Agent, dated as of November 19, 2010. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on November 23, 2010.

10(m)
Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated December 12, 2003, regarding the issuance of $35,000,000 of 6.81% Series 2003-A Senior Notes due December 12, 2013. Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 15, 2004.

10(n)
Third Amendment to the Myers Industries, Inc Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2011. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 7, 2011.*

10(o)	Amendment No. 2 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(u) to Form 10-K filed with the Commission on March 4, 2013.*
10(p)
Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and Gregg Branning dated September 1, 2012. Reference is made to Exhibit 10(s) to Form 10-Q filed with the Commission on May 1, 2013.*

10(q)	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K/A filed with the Commission on April 1, 2013.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K/A filed with the Commission on April 1, 2013.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc. Reference is made to Exhibit 21 to Form 10-K filed with the Commission on March 4, 2013.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Greggory W. Branning, Senior Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of John C. Orr, President and Chief Executive Officer, and Gregg W. Branning, Executive Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 5, 2013, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income For the fiscal periods ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) For the fiscal periods ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows For the fiscal periods ended June 30, 2013 and 2012, (v) Condensed Consolidated Statement of Shareholders' Equity for the fiscal period ended June 30, 2013, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.

**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.