Form 10-Q
period 2013-09-30
MYERS INDUSTRIES INC
filed 2013-10-29
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2013
Common Stock, without par value	33,867,232 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$194,920	$197,290	$613,924	$577,180
Cost of sales	141,281	144,561	446,198	419,089
Gross profit	53,639	52,729	167,726	158,091
Selling, general and administrative expenses	41,564	42,957	129,288	121,210
Operating income	12,075	9,772	38,438	36,881
Interest expense, net	1,112	1,194	3,320	3,328
Income before income taxes	10,963	8,578	35,118	33,553
Income tax expense	4,475	2,782	12,435	12,112
Net income	$6,488	$5,796	$22,683	$21,441
Income per common share:
Basic	$0.19	$0.17	$0.68	$0.64
Diluted	$0.19	$0.17	$0.67	$0.63
Dividends declared per share	$0.09	$0.08	$0.27	$0.24

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$6,488	$5,796	$22,683	$21,441
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	255	2,926	(5,590)	3,699
Pension liability	—	—	(75)	632
Total other comprehensive income (loss), net of tax	255	2,926	(5,665)	4,331
Comprehensive income	$6,743	$8,722	$17,018	$25,772

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Dollars in thousands)

Assets	September 30, 2013	December 31, 2012
	(Unaudited)
Current Assets
Cash	$7,004	$3,948
Accounts receivable-less allowances of $3,267 and $3,255, respectively	108,279	115,508
Inventories
Finished and in-process products	83,584	72,899
Raw materials and supplies	34,336	34,603
	117,920	107,502
Prepaid expenses	9,380	9,033
Deferred income taxes	2,184	3,605
Total Current Assets	244,767	239,596
Other Assets
Goodwill	61,223	61,056
Patents and other intangible assets	22,584	25,839
Other	3,085	7,882
	86,892	94,777
Property, Plant and Equipment, at Cost
Land	4,895	4,438
Buildings and leasehold improvements	63,464	57,058
Machinery and equipment	457,837	445,789
	526,196	507,285
Less allowances for depreciation and amortization	(378,451)	(356,802)
Property, plant and equipment, net	147,745	150,483
Total Assets	$479,404	$484,856

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	September 30, 2013	December 31, 2012
	(Unaudited)
Current Liabilities
Accounts payable	$69,578	$72,417
Accrued expenses
Employee compensation	19,997	18,885
Income taxes	150	1,090
Taxes, other than income taxes	2,727	2,606
Accrued interest	835	240
Other	20,915	19,239
Total Current Liabilities	114,202	114,477
Long-term debt	75,490	92,814
Other liabilities	17,537	17,865
Deferred income taxes	31,920	29,678
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 33,721,350 and 33,480,189; net of treasury shares of 4,086,782 and 4,356,160, respectively)	20,404	20,316
Additional paid-in capital	268,652	266,419
Accumulated other comprehensive income	4,978	10,643
Retained deficit	(53,779)	(67,356)
Total Shareholders' Equity	240,255	230,022
Total Liabilities and Shareholders' Equity	$479,404	$484,856

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Income (Deficit)
Balance at January 1, 2013	$20,316	$266,419	$10,643	$(67,356)
Net income	—	—	—	22,683
Other comprehensive income (loss)	—	—	(5,665)	—
Shares withheld for employee taxes on equity awards	—	(684)	—	—
Purchases for treasury	(221)	(5,050)	—	—
Common stock issued	301	5,464	—	—
Stock based compensation	—	2,142	—	—
Stock contribution	8	194	—	—
Tax benefit from options	—	167	—	—
Dividends declared - $.27 per share	—	—	—	(9,106)
Balance at September 30, 2013	$20,404	$268,652	$4,978	$(53,779)

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities
Net income	$22,683	$21,441
Items not affecting use of cash:
Depreciation	25,661	22,287
Amortization of intangible assets	2,953	2,331
Non-cash stock compensation	2,142	2,134
Payments for long-term incentive compensation	—	(333)
Provision for (recovery of) loss on accounts receivable	698	(1,019)
Deferred taxes	4,069	428
Other long-term liabilities	38	2,037
Loss (gain) from asset disposition	584	(628)
Other	202	50
Cash flows provided by (used for) working capital, net of acquisitions:
Accounts receivable	3,908	664
Inventories	(12,443)	(18,611)
Prepaid expenses	(1,509)	(2,563)
Accounts payable and accrued expenses	(2,143)	(4,877)
Net cash provided by operating activities	46,843	23,341
Cash Flows from Investing Activities
Capital expenditures	(20,003)	(15,236)
Acquisition of business, net of cash acquired	(600)	(3,430)
Proceeds from sale of property, plant and equipment	928	1,975
Other	(64)	100
Net cash used for investing activities	(19,739)	(16,591)
Cash Flows from Financing Activities
Repayment of long-term debt	—	(26,333)
Net (repayments of) borrowing on credit facility	(17,324)	20,410
Cash dividends paid	(6,046)	(7,642)
Proceeds from issuance of common stock	5,765	3,026
Tax benefit from options	167	—
Repurchase of common stock	(5,955)	—
Net cash used for financing activities	(23,393)	(10,539)
Foreign exchange rate effect on cash	(655)	3,456
Net increase (decrease) in cash	3,056	(333)
Cash at January 1	3,948	6,801
Cash at September 30	$7,004	$6,468

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2013, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2013.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income ("AOCI"). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI in its entirety, by component, which the Company has elected to disclose in the notes (see below). The Company adopted this guidance effective January 1, 2013.
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
The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $35.0 million fixed rate senior notes was estimated at $35.9 million and $36.5 million at September 30, 2013 and December 31, 2012, respectively, using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.

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

Accumulated Other Comprehensive Income

The balances in the Company’s accumulated other comprehensive income ("AOCI") as of September 30, 2013 and September 30, 2012 are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2012	$9,994	$(2,700)	$7,294
Other comprehensive income before reclassifications	1,385	—	1,385
Amounts reclassified from AOCI to income tax expense (benefit) in the Condensed Consolidated Statements of Income	—	632	632
Net current-period other comprehensive income	$1,385	$632	$2,017
Balance at March 31, 2012	$11,379	$(2,068)	$9,311
Other comprehensive income before reclassifications	(612)	—	(612)
Balance at June 30, 2012	$10,767	$(2,068)	$8,699
Other comprehensive income before reclassifications	2,926	—	2,926
Balance at September 30, 2012	$13,693	$(2,068)	$11,625

Balance at January 1, 2013	$12,784	$(2,141)	$10,643
Other comprehensive income before reclassifications	(851)	—	(851)
Amounts reclassified from AOCI to income tax expense (benefit) in the Condensed Consolidated Statements of Income	—	(75)	(75)
Net current-period other comprehensive income	$(851)	$(75)	$(926)
Balance at March 31, 2013	$11,933	$(2,216)	$9,717
Other comprehensive income before reclassifications	(4,994)	—	(4,994)
Balance at June 30, 2013	$6,939	$(2,216)	$4,723
Other comprehensive income before reclassifications	255	—	255
Balance at September 30, 2013	$7,194	$(2,216)	$4,978
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

2. Inventories
Approximately twenty percent of the Company’s inventories use the last-in, first-out (LIFO) method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of September 30, 2013.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

3. Other Current Accrued Expenses
Included within Accrued expenses - Other on the Condensed Consolidated Statements of Financial Position as of September 30, 2013, and December 31, 2012 are deposits and amounts due to customers of $10.6 million and $10.7 million, dividends payable of $3.2 million and $0.2 million, and other accruals of $7.1 million and $8.3 million, respectively.

4. Acquisitions
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
The following unaudited pro forma information for the nine months ended September 30, 2012 presents a summary of consolidated results of operations for the Company including Novel and Jamco as if the acquisitions had occurred on January 1, 2012.

Net sales	$608,239
Cost of sales	440,999
Gross profit	167,240
Selling, general & administrative expenses	127,007
Operating income	40,233
Interest expense, net	6,287
Income before taxes	33,946
Income taxes	12,261
Net income	$21,685

Income per basic share	$0.65
Income per diluted share	$0.63
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
The allocation of the purchase price and the estimated goodwill, which is not deductible for income tax purposes, and other intangibles are as follows:

Assets acquired:	Novel	Jamco
Current assets, excluding cash acquired	$11,884	$5,019
Property, plant & equipment	13,636	2,559
Other long-term assets	6,944	5,711
Assets acquired, less cash	$32,464	$13,289

Current liabilities	$6,742	$2,112
Debt	26,028	—
Long-term liabilities	6,097	3,498
Liabilities assumed	38,867	5,610
Goodwill	9,832	7,435
Total consideration, less cash acquired	$3,429	$15,114

5. Goodwill
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
The change in goodwill for the nine months ended September 30, 2013 was as follows:

Balance at January 1, 2013	$61,056
Reclassification of prepaid asset from Novel acquisition	1,028
Foreign currency translation	(861)
Balance at September 30, 2013	$61,223

6. Net Income Per Common Share
Net income per common share, as shown on the Condensed Consolidated Statements of Income (unaudited), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding
Basic	33,670,639	33,746,824	33,574,801	33,592,984
Dilutive effect of stock options and restricted stock	538,170	664,830	416,220	663,469
Weighted average common shares outstanding diluted	34,208,809	34,411,654	33,991,021	34,256,453

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Options to purchase 123,900 shares of common stock that were outstanding for the nine month period ended September 30, 2013 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and their effect on diluted earnings per share would be anti-dilutive. Options to purchase 212,000 shares of common stock that were outstanding for both the three month period and nine month period ended September 30, 2012 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and their effect on diluted earnings per share would be anti-dilutive.

7. Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest paid	$1,658	$491	$2,629	$2,399
Income taxes paid	$2,354	$3,183	$9,776	$16,465

8. Restructuring
The charges related to various restructuring programs implemented by the Company are included in selling, general and administrative ("SG&A") expenses and cost of sales depending on the type of cost incurred. In our Distribution Segment, as well as Corporate, restructuring costs were recorded in SG&A, while in our Engineered Products Segment restructuring expenses were recorded in cost of sales. Our Material Handling Segment and Lawn and Garden Segment restructuring costs were recorded in both SG&A and cost of sales. The restructuring charges by segment are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2013	2012	2013	2012
Material Handling	$—	$—	$225	$—
Lawn and Garden	993	19	2,132	461
Distribution	25	165	117	595
Engineered Products	—	849	3	1,050
Corporate	—	—	17	—
Total	$1,018	$1,033	$2,494	$2,106

The Company recorded restructuring expenses of $0.4 million in SG&A and $0.6 million in cost of sales for the three months ended September 30, 2013. The Company recorded total restructuring expenses of $0.2 million in SG&A and $0.8 million in cost of sales for the three months ended September 30, 2012.

The Company recorded total restructuring expenses of $1.4 million in SG&A and $1.1 million in cost of sales for the nine months ended September 30, 2013. The Company recorded total restructuring expenses of $1.2 million in SG&A and $1.0 million in cost of sales for the nine months ended September 30, 2012. A gain of $0.4 million on the sale of four facilities was also recorded in Distribution Segments SG&A for the nine months ended September 30, 2012. Estimated lease obligations associated with closed facilities were based on level 2 inputs.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The amounts for severance and personnel costs associated with restructuring have been included in other accrued expenses on the accompanying Condensed Consolidated Statements of Financial Position.

	Severance and	Other
	Personnel	Exit Costs	Total
Balance at January 1, 2012	$—	$605	$605
Provision	783	1,323	2,106
Less: Payments	(783)	(728)	(1,511)
Balance at September 30, 2012	$—	$1,200	$1,200

Balance at January 1, 2013	$318	$—	$318
Provision	597	1,897	2,494
Less: Payments	(915)	(1,897)	(2,812)
Balance at September 30, 2013	$—	$—	$—

In July 2013, the Lawn and Garden Segment announced a restructuring plan that details the closure of two manufacturing plants: one in Brantford, Ontario and the second in Waco, Texas. The restructuring actions include closure, relocation and employee related costs. The aggregate charge is expected to approximate $15.0 million, of which $3.0 million is expected to be noncash costs. These actions are expected to improve annual operating profit by approximately $8.0 million. The majority of the benefits are planned to be realized throughout 2014 in decreased labor, overhead, plant and freight costs. For the three months ended September 30, 2013, the Company incurred restructuring costs of $1.0 million for severance, consulting, moving and relocation costs.

The Lawn and Garden Segment restructuring plan also included reopening a manufacturing plant in Sparks, Nevada in order to lower the Company's costs to serve the West Coast market and position the segment for future growth. As of July 2013, the facility was no longer actively marketed for sale and was reclassified from held for sale to property, plant, and equipment in the Condensed Consolidated Statements of Financial Position. Depreciation expense recapture of $1.3 million for this facility was recorded in the third quarter 2013.

9. Stock Compensation
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
Stock compensation expense reduced income before taxes approximately $0.8 million and $0.6 million, for the three months ended September 30, 2013 and 2012, respectively. Stock compensation expense reduced income before taxes approximately $2.3 million and $2.1 million, for the nine months ended September 30, 2013 and 2012, respectively. These expenses are included in SG&A expenses in the accompanying Condensed Consolidated Statements of Income (Unaudited). Total unrecognized compensation cost related to non-vested share based compensation arrangements at September 30, 2013 was approximately $4.1 million which will be recognized over the next three years, as such compensation is earned.

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

Model
Risk free interest rate	1.86%
Expected dividend yield	2.40%
Expected life of award (years)	7.00
Expected volatility	50.00%
Fair value per option share	$5.39

The following table provides a summary of stock option activity for the period ended September 30, 2013:

	Shares	Average Exercise Price	Weighted Average Life
Outstanding at January 1, 2013	1,919,021	$11.63
Options granted	323,400	14.77
Options exercised	(500,971)	11.34
Cancelled or forfeited	(161,678)	13.89
Outstanding at September 30, 2013	1,579,772	$12.14	6.23 years
Exercisable at September 30, 2013	1,060,794	$11.48	4.97 years

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of all stock options exercised during the three months ended September 30, 2013 and 2012 was approximately $1.2 million and $0.1 million, respectively. The total intrinsic value of all stock options exercised during the nine months ended September 30, 2013 and 2012 was approximately $2.6 million and, $1.5 million, respectively.
On March 1, 2013, 169,100 Restricted Stock Unit ("RSU") Awards were granted with a two or three year vesting period. The RSUs had a grant date fair value of $14.77 per share, which was the closing price of the common stock on the date of grant.
The following table provides a summary of RSU and restricted stock activity for the nine months ended September 30, 2013:

	Awards	Average Grant-Date Fair Value
Unvested at January 1, 2013	363,125
Granted	169,100	$14.77
Released	(112,000)	10.02
Cancelled or forfeited	(126,600)	13.89
Unvested at September 30, 2013	293,625	$13.10

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a two or three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At September 30, 2013, restricted stock awards had vesting periods up through March 2016.

10. Contingencies

The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance.

New Idria Mercury Mine

Effective October 2011, the U.S. Environmental Protection Agency (“EPA”) added the New Idria Mercury Mine site located near Hollister, California to the Superfund National Priorities List because of alleged contaminants discharged at the site and to California waterways. The New Idria Quicksilver Mining Company, founded in 1936, and later renamed the New Idria Mining & Chemical Company ("NIMCC") owned and/or operated the New Idria Mine through 1976. In 1981 NIMCC was merged into Buckhorn Metal Products Inc. and subsequently acquired by Myers Industries in 1987. The EPA contends that past mining operations have resulted in mercury contamination and acid mine drainage at the site and in the San Carlos Creek, Silver Creek and a portion of Panoche Creek and that other downstream locations may also be impacted.

Since Buckhorn Inc. may be a potentially responsible party (“PRP”) of the New Idria Mercury Mine, the Company recognized an expense of $1.9 million in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Payments of approximately $0.5 million have been charged against the reserve classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position as of September 30, 2013. As the Site Remedial Investigation and Feasibility Study ("RI/FS") proceeds, it is likely that adjustments to the recognized expense will be necessary to reflect new information regarding the nature and extent of site contamination, the range of remediation alternatives available, and evolving remediation standards.  The final remedial action will be selected after completion of the RI/FS.  At that time, the Company is likely to have additional information regarding remedial action costs, the number and financial condition of other PRPs, the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.

In November 2011, the EPA completed an interim removal project at the New Idria Mercury Mine site. It is expected this removal action will be part of the final remediation strategy for the site. According to informal reports, EPA's interim removal project costs were approximately $500,000. It is possible that at some future date the EPA will seek recovery of the costs of this work from PRPs.
Other
When management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable of occurrence than another. As additional information becomes available, any potential liability related to these matters will be assessed and the estimates will be revised, if necessary.

Based on current available information, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or overall trends in the Company's results of operations. However, these matters are subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or in future periods.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

11. Long-Term Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2013	2012
Credit agreement	$40,490	$57,814
Senior notes	35,000	35,000
	$75,490	$92,814
Under terms of the Credit Agreement with a group of banks, the Company may borrow up to $180 million, reduced for letters of credit issued. As of September 30, 2013, the Company had $134.6 million available under the Credit Agreement.
In December 2003, the Company issued $100 million in Senior Unsecured Notes (the "Notes") consisting of $65 million of notes with an interest rate of 6.08 percent and a 7 year maturity and $35 million of notes with an interest rate of 6.81 percent and a 10 year maturity. Proceeds from the issuance of the Notes were used to pay down the term loan and revolving credit facility borrowing outstanding at that time. As of September 30, 2013, the Company has classified the $35 million of Senior Notes due in December 2013 as a long-term liability since the intent of our recently completed private placement of notes totaling $100 million will be used to repay the Notes.

Subsequent Event
On October 22, 2013, the Company entered into a note purchase agreement for the private placement of notes totaling $100 million with a group of institutional investors. The proceeds will be used to grow key businesses and to repay existing debt. The four series of notes will range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45% that will expire between 2021 and 2026. The average interest rate on this new debt is 5.07% compared to the current rate of 6.81% on the $35 million which will be paid off in December 2013. Also on October 22, 2013, our Credit Agreement was amended to reflect  reference to the private placement of notes.

12. Retirement Plans
The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s frozen defined benefit pension plan ("The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02") provides benefits primarily based upon a fixed amount for each year of service as of the date the plan was frozen.
Net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$7	$18	$23	$53
Interest cost	64	72	194	216
Expected return on assets	(91)	(77)	(273)	(230)
Amortization of actuarial net loss	28	25	84	75
Net periodic pension cost	$8	$38	$28	$114
Company contributions	$81	$339	$284	$538

The Company anticipates contributions totaling $0.4 million to its pension plan for the full year of 2013.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

13. Income Taxes
The total amount of gross unrecognized tax benefit that would reduce the Company's effective tax rates at September 30, 2013 and September 30, 2012, was $1.2 million and $0.3 million, respectively. The $0.9 million increase in the gross unrecognized tax benefits from September 30, 2012 to September 30, 2013 resulted from an increase in income tax reserves related to acquired businesses and previous year tax positions. Accrued interest expense included with accrued income taxes in the Company's Condensed Consolidated Statements of Financial Position was $0.1 million at both September 30, 2013 and December 31, 2012.

As of September 30, 2013, the Company and its significant subsidiaries are subject to examination for the years after 2007 in Brazil and Canada, and after 2010 in the United States. The Company and its subsidiaries are subject to examination in certain states within the United States either after 2007 or after 2008.

14. Segment Information
Using the criteria of ASC 280, Segment Reporting, the Company has four operating segments: Material Handling, Lawn and Garden, Distribution, and Engineered Products. Each of these operating segments is also a reportable segment under the ASC 280 criteria.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2013	2012	2013	2012
Material Handling	$75,965	$76,151	$239,768	$201,632
Lawn and Garden	44,905	45,341	146,157	147,008
Distribution	45,006	45,065	133,548	131,991
Engineered Products	33,839	35,709	108,403	111,578
Inter-company Sales	(4,795)	(4,976)	(13,952)	(15,029)
Net Sales	$194,920	$197,290	$613,924	$577,180

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Before Income Taxes	2013	2012	2013	2012
Material Handling	$10,679	$12,530	$31,394	$34,903
Lawn and Garden	93	41	2,265	(683)
Distribution	4,290	3,343	10,993	11,152
Engineered Products	3,502	2,921	13,713	12,172
Corporate	(6,489)	(9,063)	(19,927)	(20,663)
Interest expense - net	(1,112)	(1,194)	(3,320)	(3,328)
Income before income taxes	$10,963	$8,578	$35,118	$33,553

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Comparison of the Third Quarter of 2013 to the Third Quarter of 2012
Net Sales:

(dollars in millions)	Quarter Ended September 30,
Segment	2013	2012	Change	% Change
Material Handling	$76.0	$76.2	$(0.2)	—%
Lawn and Garden	44.9	45.3	(0.4)	(1)%
Distribution	45.0	45.1	(0.1)	—%
Engineered Products	33.8	35.7	(1.9)	(5)%
Inter-company Sales	(4.8)	(5.0)	0.2	4%
TOTAL	$194.9	$197.3	$(2.4)	(1)%

Net sales for the quarter ended September 30, 2013 were $194.9 million, a decrease of $2.4 million or 1% compared to the prior year's third quarter. The decrease in sales was driven by lower volumes of $10.2 million partially offset by $5.6 million in sales from the inclusion of Jamco Products Inc. ("Jamco"), which was acquired October 1, 2012, and $5.2 million in improved pricing to offset raw material costs. In addition, net sales were impacted by the effect of unfavorable foreign currency translation of $3.0 million in the third quarter of 2013 compared to the same period in 2012.

Net sales in the Material Handling Segment decreased $0.2 million in the third quarter of 2013 compared to the same quarter in 2012. Lower sales volumes of $6.4 million and unfavorable foreign currency translation of $1.5 million were primarily offset by the inclusion of $5.6 million in sales from our Jamco acquisition in 2012 and improved pricing and mix of $2.1 million, particularly in the agricultural and manufacturing markets.
Net sales in the Lawn and Garden Segment in the third quarter of 2013 decreased $0.4 million or 1% compared to the same quarter in 2012. The sales decrease was due to lower volumes of $1.9 million and the effects of unfavorable foreign currency translation of $1.4 million, partially offset by improved pricing of $2.9 million in the third quarter of 2013 as compared to the same period in 2012.

Net sales in the Distribution Segment decreased $0.1 million in the third quarter of 2013 compared to the same quarter in 2012 driven by lower international sales.

Net sales in the Engineered Products Segment decreased $1.9 million or 5% in the third quarter of 2013 compared to the same quarter in 2012. Volume decreased $2.1 million resulting from a reduction in lower margin custom sales that more than offset stronger sales in the marine and recreational vehicle markets. Sales for the third quarter of 2013 compared to third quarter 2012 were favorably impacted by improved pricing of $0.2 million.
Cost of Sales & Gross Profit:

(dollars in millions)	Quarter Ended September 30,
	2013	2012
Cost of sales	$141.3	$144.6
Gross profit	$53.6	$52.7
Gross profit as a percentage of sales	27.5%	26.7%

Gross profit in the third quarter of 2013 was $53.6 million compared to $52.7 million in the same quarter in 2012. Both gross profit and gross profit as a percentage of sales increased period over period in the third quarter of 2013 as a result of continued productivity improvements through execution of our operation excellence initiative, as well as through material cost saving initiatives. These more than offset additional costs recorded in the third quarter of 2013 associated with restructuring and other unusual charges of $1.1 million.

Selling, General and Administrative Expenses:

(dollars in millions)	Quarter Ended September 30,
	2013	2012	Change	% Change
SG&A expenses	$41.6	$43.0	$(1.4)	(3.3)%
SG&A expenses as a percentage of sales	21.3%	21.8%
Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2013 were $41.6 million, a decrease of $1.4 million or 3.3% compared to same quarter in 2012. A decrease in freight charges and other selling expenses of approximately$1.1 million and lower general expenses, primarily insurance costs of $0.3 million, contributed to this reduction in SG&A. The incremental quarterly SG&A impact from our acquisition of Jamco Products on October 1, 2012 was $1.2 million. Restructuring and other unusual charges in the third quarter of 2013 included $0.4 million for severance and plant relocation costs compared to $1.7 million for severance costs and lease obligation charges in the third quarter of 2012. SG&A expenses in the third quarter of 2012 also included a gain from a sale of a warehouse in our Distribution Segment of $0.1 million. Shipping and handling costs, including freight, are primarily classified as SG&A expenses.

Interest Expense:

(dollars in millions)	Quarter Ended September 30,
	2013	2012	Change	% Change
Net interest expense	$1.1	$1.2	$(0.1)	(8)%
Outstanding borrowings	$75.5	$96.7	$(21.2)
Average borrowing rate	5.26%	4.71%

Net interest expense for the third quarter ended September 30, 2013 was $1.1 million compared $1.2 million in the prior year. The lower average borrowings for the third quarter of 2013 compared to 2012 borrowings was the primary reason for the decrease in expense.

Income Taxes:

(dollars in millions)	Quarter Ended September 30,
	2013	2012
Income before taxes	$11.0	$8.6
Income taxes	$4.5	$2.8
Effective tax rate	40.8%	32.4%

The effective tax rate was 40.8% for the quarter ended September 30, 2013 compared to 32.4% in the prior year. The higher effective tax rate for the quarter ended September 30, 2013 is attributable to unfavorable foreign rate differential and state income taxes. The quarter ended September 30, 2012 includes a tax benefit related to a decrease in reserves for uncertain tax positions.

Comparison of the nine Months Ended September 30, 2013 to the nine Months Ended September 30, 2012
Net Sales:

(dollars in millions)	Nine Months Ended September 30,
Segment	2013	2012	Change	% Change
Material Handling	$239.8	$201.6	$38.2	19%
Lawn and Garden	146.2	147.0	(0.8)	(1)%
Distribution	133.5	132.0	1.5	1%
Engineered Products	108.4	111.6	(3.2)	(3)%
Intra-segment elimination	(14.0)	(15.0)	1.0	(7%)
TOTAL	$613.9	$577.2	$36.7	6%

Net sales for the nine months ended September 30, 2013 were $613.9 million, an increase of $36.7 million or 6% compared to the same period in the prior year. Sales increased $33.1 million in sales from our 2012 acquisitions of Novel and Jamco, improved pricing of $4.3 million and higher volumes of $3.3 million. The increase was partially offset by unfavorable foreign currency translation of $4.0 million.

Net sales in the Material Handling Segment increased $38.2 million or 19% for the nine months ended September 30, 2013 compared to the same period in the prior year. The increase was attributable to the inclusion of sales in the first nine months of 2013 from our Novel and Jamco acquisitions completed in the second half of 2012 of $33.1 million. Also contributing to the increase in sales was higher volume of $8.5 million, driven by sales in the agricultural and distribution markets. These increases were partially offset by lower pricing of $1.2 million and unfavorable foreign currency translation of $2.2 million.

Net sales in the Lawn and Garden Segment decreased $0.8 million for the nine months ended September 30, 2013 compared to the same period in the prior year. Decrease in volume of $4.1 million due to shift in timing of customer orders for the coming season and $1.7 million from the effect of unfavorable foreign currency translation more than offset improved pricing of $5.0 million to offset higher raw material costs.

Net sales in the Distribution Segment increased $1.5 million or 1% for the nine months ended September 30, 2013 compared to the same period in the prior year. Increased sales primarily reflect higher volume due to new product introductions.

Net sales in the Engineered Products Segment decreased $3.2 million or 3% for the nine months ended September 30, 2013 compared to the same period in the prior year. Despite strong demand in our recreational and marine markets, decreases in our custom markets resulted in lower volume of $3.6 million partially offset by higher selling prices of $0.4 million.
Cost of Sales & Gross Profit:

(dollars in millions)	Nine Months Ended September 30,
	2013	2012
Cost of sales	$446.2	$419.1
Gross profit	$167.7	$158.1
Gross profit as a percentage of sales	27.3%	27.4%

Gross profit margin was 27.3% for the nine months ended September 30, 2013 compared with 27.4% in the prior year. Productivity improvements were offset by an unfavorable mix of products sold and approximately $2.0 million of additional costs associated with restructuring and unusual charges incurred in the nine months ended September 30, 2013, compared to the same period in the prior year.

Selling, General and Administrative Expenses:

(dollars in millions)	Nine Months Ended September 30,
	2013	2012	Change	% Change
SG&A expenses	$129.3	$121.2	$8.1	6.7%
SG&A expenses as a percentage of sales	21.1%	21.0%

SG&A expenses for the nine months ended September 30, 2013 were $129.3 million, an increase of $8.1 million or 6.7% compared to the same period in the prior year. The inclusion of the Novel and Jamco acquisitions in the second half of 2012 added $7.3 million of incremental SG&A costs for the nine months ended September 30, 2013 compared to the same period in 2012. In addition, SG&A expenses in 2013 included higher consulting costs of approximately $2.0 million primarily due to our information technology initiatives. These increases were partially offset by a reduction in freight and handling charges of $0.7 million, lower selling expenses and amortization expense of $0.6 million, and $0.4 million, respectively. For the nine months ended September 30, 2012, SG&A expenses included the reversal of bad debt expense of $1.4 million primarily attributable to the recovery in 2012 of a bad debt recorded in 2011. SG&A expenses for the nine months ended September 30, 2013 included restructuring and other unusual charges of $1.4 million compared to $2.7 million for severance, consulting and lease obligation costs for the nine months ended September 30, 2012. Gains on the sale of property sold in the nine months ended September 30, 2012 were $0.4 million. Shipping and handling costs, including freight, are primarily classified as SG&A expenses.

Interest Expense:

(dollars in millions)	Nine Months Ended September 30,
	2013	2012	Change	% Change
Net interest expense	$3.3	$3.3	$—	—%
Outstanding borrowings	$75.5	$96.7	$(21.2)
Average borrowing rate	4.62%	5.06%

Net interest expense for both the nine months ended of 2013 and 2012 was $3.3 million. Lower average borrowing rates were offset by higher average debt balances of the first nine months of 2013 as compared to the same period in the prior year.
Income Taxes:

(dollars in millions)	Nine Months Ended September 30,
	2013	2012
Income before taxes	$35.1	$33.6
Income taxes	$12.4	$12.1
Effective tax rate	35.4%	36.1%
The effective tax rate for the nine months ended September 30, 2013 was 35.4% compared to 36.1% in the prior year. The current year effective rate of 35.4% includes the tax benefit of approximately $0.6 million from the reversal in prior year's state valuation allowances.

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

Subsequent Event
On October 22, 2013, the Company entered into a note purchase agreement for the private placement of notes totaling $100 million with a group of institutional investors. The proceeds will be used to grow key businesses and to repay existing debt. The four series of notes will range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45% that will expire between 2021 and 2026. The average interest rate on this new debt is 5.07% compared to the current rate of 6.81% on the $35 million which will be paid off in December 2013. Also on October 22, 2013, our Credit Agreement was amended to reflect  reference to the private placement of notes.

Liquidity and Capital Resources
Cash provided by operating activities was $46.8 million for the nine months ended September 30, 2013 compared to $23.3 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013 and September 30, 2012, cash of $12.2 million and 25.4 million, respectively, was used for working capital.
Capital expenditures for the nine months ended September 30, 2013 were $20.0 million, primarily in the Material Handling Segment of $12.3 million. Full year capital expenditures are expected to be approximately $35 million.
For the nine months ended September 30, 2013, the Company used cash of $17.3 million to pay down its credit facility. For the nine months ended September 30, 2013, the Company used cash of 6.0 million to repurchase shares of its own stock. The Company's fourth quarter 2012 dividend payment was accelerated to reduce the tax impact for its shareholders which resulted in the payment in 2012 rather than in the first quarter of 2013. The Company paid its fourth quarter 2011 and first and second quarter 2012 dividends of $2.3, $2.6, and $2.7 million, respectively, during the nine months ended September 30, 2012.
Debt, net of cash at September 30, 2013 was $68.5 million compared to $88.9 million at December 31, 2012. As of September 30, 2013, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest and taxes divided by interest expense) and a leverage ratio, (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt). The ratios as of and for the period ended September 30, 2013 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	2.25 to 1 (minimum)	11.82
Leverage Ratio	3.25 to 1 (maximum)	0.86

The Company believes that cash flows from operations and available borrowing under its Credit Agreement will be sufficient to meet expected business requirements including strategic initiatives, capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at September 30, 2013, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.8 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States. These sales are denominated in U.S. dollars. In addition, one of the Company's subsidiaries in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are generally three months or less and, as of September 30, 2013, the Company had no foreign currency arrangements or contracts in place.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding the Company’s stock repurchase plan during the three months ended September 30, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum number of Shares that may yet be Purchased Under the Plan (1)
7/1/13 to 7/31/13	124,829	$15.80	660,301	7,339,699
8/1/13 to 8/31/13	—	$—	—	7,339,699
9/1/13 to 9/30/13	—	$—	—	7,339,699

(1)
On July 11, 2013, the Company authorized the repurchase of up to an additional five million shares of its common stock. This authorization was in addition to the Board authorized repurchase of up to five million shares that was announced on May 2, 2011. The Company previously completed the repurchase of approximately five hundred thirty five thousand shares in April 2013, and two million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase.

Item 6. Exhibits
(a) Exhibits
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
October 29, 2013	By:	/s/ Greggory W. Branning
Greggory W. Branning
Senior Vice President, Chief Financial Officer and Corporate Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 12, 2013.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.
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

10(q)	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
14(a)	Myers Industries, Inc. Code of Business Conduct and Ethics. Reference is made to Exhibit 14(a) to Form 10-K/A filed with the Commission on April 1, 2013.
14(b)	Myers Industries, Inc. Code of Ethical Conduct for the Finance Officers and Finance Department Personnel. Reference is made to Exhibit 14(b) to Form 10-K/A filed with the Commission on April 1, 2013.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Gregg W. Branning, Senior Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of John C. Orr, President and Chief Executive Officer, and Greggory W. Branning, Executive Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on October 29, 2013, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income For the fiscal periods ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) For the fiscal periods ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows For the fiscal periods ended September 30, 2013 and 2012, (v) Condensed Consolidated Statement of Shareholders' Equity for the fiscal period ended September 30, 2013, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.

**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.