Form 10-K
period 2013-12-31
MYERS INDUSTRIES INC
filed 2014-03-11
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2013: $472,251,735
Indicate the number of shares outstanding of registrant’s common stock as of February 28, 2014: 33,424,302 Shares of Common Stock, without par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
Headquartered in Akron, Ohio, the Company manufactures a diverse range of polymer products for industrial, agricultural, automotive, commercial and consumer markets. Myers Industries is a leader in the manufacturing of plastic reusable material handling containers and pallets, and is North America’s leading producer of plastic horticultural pots, trays and flower planters. Other principal product lines include plastic storage and organization containers, plastic OEM parts, rubber tire repair products and custom plastic and rubber products.
The Company is also the largest wholesale distributor of tools, equipment and supplies for the tire, wheel and undervehicle service industry in the United States. The distribution products range from tire balancers and alignment systems to valve caps, tire repair tools and other consumable service supplies.
As of December 31, 2013, the Company operated 24 manufacturing facilities, 19 sales offices, four distribution centers and six distribution branches located throughout North, Central and South America; had approximately 13,000 manufactured products and over 10,000 distributed products; and had approximately 3,400 employees.
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

Information regarding the revenues of each segment is contained in the Industry Segments footnote of the Notes to the Consolidated Financial Statements under Item 8 of this report.

The following table summarizes the key attributes of our business segments for the year ended December 31, 2013:

Continuing Operations	Material Handling Segment	Lawn and Garden Segment	Distribution Segment	Engineered Products Segment
Net Sales (in millions)	$323	$205	$177	$138
% of Total Net Sales	39%	25%	21%	15%

Key Product Areas	• Plastic Reusable Containers & Pallets • Plastic Storage & Organization Products • Plastic Carts • Metal Carts • Wooden Dollies • Custom Products	• Plastic Horticultural Pots, Trays, Flats & Hanging Baskets • Decorative Resin Planters • Custom Products
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

Product Brands	• Akro-Mils™ • Jamco Products • Buckhorn® • Novel do Nordeste S.A. • Myers do Brasil™	• Dillen® • ITML™ • Listo™ • Pro Cal™ • Planters’ Pride® • Akro-Mils Lawn & Garden™	• Myers Tire Supply® • Myers Tire Supply International™	• Ameri-Kart® • Patch Rubber Company® • WEK™

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

Manufacturing Segments Overview
Material Handling Segment
The Material Handling Segment is comprised of plastic reusable material handling containers, pallets and bins, as well as metal shelving, cabinet and racking systems. The major brands in this segment which includes Buckhorn®, Akro-Mils™, Novel® and Jamco Products, have strong leadership positions across markets such as automotive, appliance, general industrial/manufacturing, retail distribution, agriculture, and food processing. This leadership position is built through constant innovation, diverse manufacturing processes, consistent quality and superior customer service resulting in significant productivity and cost-saving benefits for our customers.
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
Buckhorn also manufactures collapsible containers featuring an integrated pallet and lid system. Maximizer® is a unique alternative for corrugated bulk container users. Unlike short-lived corrugated containers that are awkward to assemble and knock down, Maximizer is easily constructed by one person and can be reused hundreds of times. The walls easily assemble and collapse, while the integrated locking system provides strength and stability in transport. It is made from durable, moisture-resistant plastic and can be stored indoors or outdoors. The container is an ideal solution for shipping and storing light-duty dry goods and maximizes productivity, cost savings, safety, space usage and sustainability.
Buckhorn’s innovation in bulk containers also focuses on specific niche markets where the Company’s expertise can bring significant value in a closed loop supply chain. For example, in 2011 Buckhorn acquired tooling assets and intellectual property for a new reusable plastic container used in producing, shipping, storing and processing bulk natural cheese. The “640 Cheese Box” is a natural extension to Buckhorn’s bulk container product line, offering many benefits over the industry’s traditional wood boxes by providing end users with less waste and faster cycle times. It is compatible with cheese industry manufacturing processes including dolly and forklift transport, automation, vacuum chambers, inverters, packaging and weighing. The 640 Cheesebox has a 24” x 30” x 37” footprint and a 710-lb. fill capacity. It reduces waste and improves sanitation and quality by replacing wood boxes, which can splinter and contaminate cheese during the material handling process. USDA approved, the container allows for faster cool down to 40 degrees within seven days, thereby minimizing cold storage requirements and producing more consistent cheese from the core to the outside surface.
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
Novel is Brazil's leading designer and manufacturer of reusable plastic crates and totes used for closed-loop shipping and storage in the region's fast-growing food and agriculture industries. Novel's product line is primarily focused on injection-molded containers but also produces a diverse range of plastic industrial safety products.  With strong relationships to major international companies in its markets, Novel complements Myers Industries' material handling business in Brazil and aligns with the Company's material handling and geographic growth strategy.
Akro-Mils provides customers with virtually “everything needed to store, organize and transport for greater productivity and profitability.” These material handling products serve industrial and commercial end-users through leading industrial supply catalogers and material handling distributors. Products range from AkroBins® — the industry’s leading small parts bins — to Super-Size AkroBins, metal panel and bin hanging systems, metal storage cabinet and bin systems, wire shelving systems, plastic and metal transport carts and a wide variety of custom storage and transport products. Capabilities used throughout the Akro-Mils product line include: injection molding, metal forming, powder-coat painting/metal finishing and wood fabrication.
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
With the resulting benefits of reducing packaging costs, improving safety and quality, simplifying workflows and eliminating waste, Akro-Mils products provide the perfect solution for workplace efficiency programs, such as 5S Lean. In support of such programs, Akro-Mils has several product lines, including the clear Insight® Bin for the healthcare industry and the unique, bi-colored Indicator® Bin, which provides a visual cue to refill bins for efficient assembly line, supply room or distribution center work. As a result of new product development and listening to the “voice of the customer” to provide solutions, the Akro-Mils brand is recognized throughout the material handling industry for continuous innovation, high quality and reliable service.
Jamco Products is well established in industrial and commercial markets with its wide selection of welded steel service carts, platform trucks, mobile work centers, racks and cabinets for plastic bins, safety flammable cabinets, medical cylinder carts and more. Jamco Product's strong product offering, relationships with industrial distributors and reputation for quality and service complements Myers Industries' existing Akro-Mils business and aligns with the Company's material handling growth strategy.
All of our Material Handling Segment products are designed to reduce the waste produced by cardboard boxes and wooden pallets in supply chains. In our own manufacturing and product innovation, we continue to seek eco-friendly alternatives for our own plastic products. For example, our Akro-Mils EarthSaver® AkroBins and Shelf Bins are produced from 100 percent recycled plastics. Available in earth tone colors of terra cotta, hunter green and sandstone, the EarthSaver Series offers users an eco-friendly choice in plastic storage and organization products, while boosting productivity in the workplace and helping companies make a positive impact on the environment. In addition, our Buckhorn business utilized more than 24 million lbs. of recycled or reprocessed plastics in its manufacturing processes last year. This accounted for approximately 23 percent of Buckhorn’s total material usage, applied to products ranging from hand-held totes to bulk containers.
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
Lawn and Garden Segment
The Company’s Lawn and Garden Segment includes the Dillen®, ITML™, Pro Cal™, Listo™, Planters’ Pride® and Akro-Mils Lawn & Garden™ brands, which encompass the variety of plant containers that growers and retailers need to serve the North American horticulture market. Through direct sales and distribution channels, we serve customers ranging from professional growers with greenhouse facilities or outdoor nurseries to independent garden centers and retail home centers.
For growers, our Dillen, ITML, and Pro Cal products create dense growing environments, increase efficiency and reduce costs in their operations. Our extensive product range includes injection-molded and thermoformed pots, hanging baskets, flats and carry trays, plug trays, nursery containers, propagation sheets, and specialty pots. Ever-changing consumer trends have driven demand for a variety of decorative containers that capture the consumers’ attention at retail without hampering the operational efficiencies throughout the growing process. Our product innovation efforts are focused on increasing the output of designs to serve this market by expanding our manufacturing capabilities to cost-effectively produce these decorative products in North America.
In addition to working with growers on product innovation, we support their increasing needs for branding and retail merchandising programs with services such as multi-color offset printing and adhesive labeling. We have expanded our print capabilities to offer our customers two levels of quality for printed pots, our GreenStar option for basic brand identification, and a premium, SilverStar print package for more elaborate pot graphics. Once filled with plant material by the grower and shipped to retail, these customized pots serve as packaging for plants and create vibrant point-of-sale materials.
For retailers, our Listo brand encompasses decorative resin planters that feature intricate molding details and unique finishes in ceramic, metallic, weathered stone and natural textured styles. The upscale look of these decorative planters captures the retailer’s attention and the consumer’s imagination. Products include a diverse offering of planters, bowls and accent pieces for indoor and outdoor container gardening. Consistent new product development is key to our success in the retail garden center, ecommerce, food and drug and mass merchandiser channels. Proprietary molding and finishing processes, along with creative designs, deliver the unique look in the decorative resin planter category that sets our products apart from the competition in leading retail stores across North America.
In addition to Listo, two other brands in the retail channel of the Lawn and Garden Segment include Planters’ Pride and Akro-Mils Lawn & Garden products. Planters’ Pride has a diverse product offering dedicated to the at-home gardener. Featured products include a wide range of Fiber Grow® seed starting kits with 100 percent, USDA Certified peat-free renewable coconut coir (coconut husk) pellets and pots that outperform the competing offerings. In addition, our exclusive offerings of gel2root™ rooting gel, coconut coir soils, coconut coir mulches and other great gardening accessories are all backed by customizable retail displays.
Akro-Mils Lawn & Garden provides a wide range of high quality planters, innovative vertical gardens, dependable hanging baskets, as well as ergonomic watering cans and other related items for the home gardener. With sizes ranging from three ounces to one thousand gallons, and more than eight different materials available, the Akro-Mils Lawn and Garden line is sure to carry the solution for every customer. For example, the use of price neutral alternative materials in Akro-Mils Lawn and Garden planters is evident in the EcoResin™ and BioBamboo™ product lines. EcoResin planters are made from up to 30% non-food, non-forest plant fibers and do not sacrifice quality or price. The BioBamboo product lines are made from a blend of bamboo fibers and plant based resins which create a bio-degradable planter that minimizes its impact on the environment.
Myers Industries seeks to expand its market leadership in the Lawn and Garden Segment through unrivaled product innovation and selection, diverse manufacturing processes and superior customer satisfaction. One of these initiatives continues to be expanding the use of reprocessed and recycled materials in the manufacturing process, which helps to reduce the Company’s exposure to higher costs for virgin raw material and furthers our commitment to environmentally responsible manufacturing. In addition to sourcing sustainable eco-friendly materials, such as Coconut Coir for Fiber Grow products, the Lawn & Garden Group reprocesses plastic scrap into new containers. Beyond continued sourcing of recycled raw materials, Myers Lawn and Garden continues to innovate solutions by exploring options in bio-based resins and other alternative material sources.
Weather conditions, grower consolidation and grower supply chain adjustments to meet retail merchandising programs are some of the key external factors that influence this industry. As one of the industry leaders, the Company is well positioned to further align our capabilities to effectively meet the external challenges and changing needs of customers and the markets. The horticultural market has evolved with grower consolidation creating a more direct supply chain to serve the box stores. To position our company for continued growth, we have realigned our manufacturing operations to better serve our customers in the Midwest and South and we have opened a facility in Sparks, Nevada to be closer to our customers in the West.

Engineered Products Segment
Myers Industries serves diverse niche markets and customers with rubber and plastic products from the Engineered Products Segment. Through our Ameri-Kart®, Patch Rubber™ and WEK™ brands, we provide an array of engineered plastic original equipment and replacement parts, tire repair materials and custom rubber and plastic components and materials. We offer a unique combination of product design, molding and finishing expertise to support our customers’ needs for efficient, single sourcing of parts and turnkey custom product development. In addition to our plastics molding capabilities, we utilize a full range of rubber molding processes that include compounding and calendering and extrusion. Additional capabilities include custom rubber formulation, mixing and testing.

WEK is a premier blow molder of custom engineered plastic components to a blue-chip customer base serving diverse end markets, including the automotive, heavy truck, recreational vehicle, marine, appliance and consumer products industries. WEK supports passenger car and truck manufacturers to create plastic components and assemblies for a wide variety of vehicle platforms. Our proven track record and expertise affords us “guest engineering” status with one of the world’s leading automakers and suppliers. Our molding and assembly capabilities produce a diversified product mix, which includes: HVAC ducts & systems, air induction tubing & components and fluid reserve tanks, as well as other proprietary products that include dock floats and waste containers. The Company’s focus in the automotive arena is on highly engineered, niche products for select automotive platforms and strategic, long-term customers - both transplants and domestics - who reward their value-added manufacturing partners. In addition, WEK provides plastic blow molded components for industries outside of automotive. In the marine industry, WEK produces a proprietary patented full range of blow molded flanged Dock Floats for creating boat docks in marinas, private clubs, boatyards and elsewhere. The floats feature one piece, no seam construction, with resistance to oil, diesel fuel and saltwater. For the waste management industry, WEK produces several varieties of Waste Carts, Recycle Bins and Waste Can Liners in styles and sizes to meet the industry’s diverse product needs. In the custom molding arena, WEK produces a wide variety of products, such as Double Wall Storage Cases, used as packaging and for storing and protecting tools, electronics, medical equipment, firearms and other valuables. Other custom items include Coolers, Residential and Commercial Downspout Systems, Trade Show Display Cases and more. WEK’s blow molding press sizes range from large and small to fit a customer’s precise product needs.
Manufacturers of recreational vehicles (“RV”) and watercraft rely on our design expertise and production capabilities to provide them an assortment of products. Through our Ameri-Kart brand, we create rotationally-molded plastic tanks for water, fuel and waste handling that are assembled to fit the precise space constraints within RV and marine craft designs. We also utilize thermoforming and rotational molding to manufacture plastic trim and interior parts for RVs. In addition to molding fuel tanks, seat components, consoles and storage tanks for watercraft, Ameri-Kart manufactures its patented Enviro-Fill® overfill prevention system (“OPS”) technology for its marine fuel tanks. Ameri-Kart is the industry’s only turnkey provider with an integrated, Environmental Protection Agency (“EPA”)-compliant marine fuel tank and patented Enviro-Fill diurnal system. This OPS/tank vent and sensor system provides venting and monitoring of the fuel level in the tank during filling and transfers a pressure signal to the deck fitting when fuel reaches a predetermined level. Integrated with its low permeation fuel tanks and certified by the EPA to meet the standards of evaporative emissions, this makes Ameri-Kart unique in offering customers a “total system” for marine fuel tank solutions. This in turn affords boat manufacturers a single source to comply with EPA and American Boat and Yacht Council (“ABYC”) refueling and emission regulations.
Our manufacturing of rubber products began more than 60 years ago with our Patch Rubber Company® brand, initially making tire patches. Today, we manufacture one of the most comprehensive lines of tire repair and retreading products in the United States. Service professionals rely on our extensive product selection and quality for safe, cost-effective repairs to passenger, truck and off-road tires. Products include the plug that fills a puncture, the cement that seats the plug, the tire innerliner patch and the final sealing compound. Patch brand repair products maintain a strong position in the tire service markets including sales through our Distribution Segment’s sales network.
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
In 2013, we continued to enhance our business model to optimize our domestic distribution network. We serve the domestic market through 19 sales offices and four regional distribution centers. Our network has improved overall customer service levels, reduced operating costs, and simplified the supply chain. Internationally, we have three branches in Canada and three in Central America. Sales personnel from our Akron, Ohio headquarters cover niche markets in the Far East, Middle East, South Pacific and South America. In addition, we have a joint venture partnership in India, enabling our effort to expand in emerging international markets.

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
With a commitment to innovation for our customers, our Myers Tire Supply team has introduced several new product and service offerings that continue to make our customers’ experience with Myers Tire Supply uniquely valuable. These include a full range of Tire Pressure Monitoring System products, a web-based “Torque Tracker” program for commercial fleet service providers, and a vendor managed inventory program, which is designed to help our customer manage the cost of their consumable inventory and secure highly valuable tools.
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
Customer Dependence
In 2013, 2012 and 2011, there were no customers that accounted for more than five percent of total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.
Employees
As of December 31, 2013, Myers Industries had a total of 3,401 full-time and part-time employees. Of these, 2,894 were employed in the Company’s manufacturing segments, including: 1,168 in Material Handling, 713 in Engineered Products, and 1,013 in Lawn and Garden. The Distribution Segment employed 447 personnel. The Company’s corporate offices had 60 employees.
As of December 31, 2013, the Company had approximately 380 employees represented by labor unions. Collective bargaining agreements between us and these labor unions expire March 2014 and November 2014, representing approximately 150 and 230 employees, respectively. We consider our relationship with our employees generally to be satisfactory.

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

ITEM 1A.    Risk Factors
This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding the Company’s 2014 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. The Company’s actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.
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
Changes in raw material availability may also occur due to events beyond our control, including natural disasters such as floods, tornadoes and hurricanes. Our specific molding technologies and/or product specifications can limit our ability to locate alternative suppliers to produce certain products.
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
We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Brazil. For the twelve months ended December 31, 2013, international net sales accounted for approximately 17% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Equity Ownership Concentration

Based solely on a report provided to the Company by market intelligence firm IPREO, for which the Company disclaims any responsibility, Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Gabelli Securities, Inc., Teton Advisors, Inc., GGCP, Inc., and GAMCO Investors, Inc., (collectively, the “Gamco Group”), beneficially owned 5,613,187 of our common shares as of December 31, 2013, representing approximately 16.8% of our outstanding common shares. Combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.
Legal & Regulatory Actions
Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse affect on the Company’s financial results.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
The following table sets forth certain information with respect to properties owned by the Company:

	Distribution
Location	Approximate Floor Space (Square Feet)	Approximate Land Area (Acres)	Use
Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Distribution center
Akron, Ohio	31,000	2	Warehousing
Pomona, California	18,000	1	Sales and distribution center

	Manufacturing
Sandusky, Ohio	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Sparks, Nevada	185,000	11	Manufacturing and distribution
Bristol, Indiana	185,000	12	Manufacturing and distribution
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, North Carolina	172,000	20	Manufacturing and distribution
Dawson Springs, Kentucky	125,000	26	Manufacturing and distribution
Reidsville, North Carolina	120,000	17	Manufacturing and distribution
Jefferson, Ohio	113,000	9	Manufacturing and distribution
Waco, Texas	60,000	5	Manufacturing and distribution
Sebring, Florida	26,000	10	Manufacturing and distribution
The following table sets forth certain information with respect to facilities leased by the Company.

	Manufacturing & Distribution
Location	Approximate Floor Space (Square Feet)	Expiration Date of Lease	Use
Middlefield, Ohio	632,000	September 30, 2025	Manufacturing and distribution
Elyria, Ohio	451,000	September 30, 2015	Distribution center
Brantford, Ontario, Canada	216,000	January 31, 2014*	Manufacturing and distribution
Cassopolis, Michigan	198,000	October 31, 2015	Manufacturing and distribution
South Beloit, Illinois	160,000	September 30, 2017	Manufacturing and distribution
Springfield, Missouri	120,000	August 31, 2016	Manufacturing and distribution
Lauro de Freitas City, Bahia, Brazil	77,000	June 30, 2015	Manufacturing and distribution
Ibipora, Parana, Brazil	68,000	December 31, 2015	Manufacturing and distribution
Brantford, Ontario, Canada	58,000	January 31, 2015	Distribution center
Southaven, Mississippi	56,000	September 30, 2016	Distribution center
Jaguariuna, Brazil	54,000	April 30, 2017	Manufacturing and distribution
Springfield, Missouri	51,000	August 31, 2016	Manufacturing and distribution
Springfield, Missouri	49,000	August 31, 2016	Manufacturing and distribution
Burlington, Ontario, Canada	46,000	January 31, 2015	Manufacturing and distribution
Salt Lake City, Utah	31,000	October 31, 2016	Distribution center
Mississuaga, Ontario, Canada	27,000	December 31, 2014	Manufacturing and distribution
Milford, Ohio	22,000	November 30, 2015	Administration and sales
Twinsburg, Ohio	11,000	October 31, 2023	Executive offices

* Manufacturing operations were ceased and moved to Middlefield, Ohio and Sparks, Nevada.

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
New Idria Mercury Mine
Effective October 2011, the U.S. Environmental Protection Agency (“EPA”) added the New Idria Mercury Mine site located near Hollister, California to the Superfund National Priorities List because of alleged contaminants discharged to California waterways. The New Idria Quicksilver Mining Company, founded in 1936, and later renamed the New Idria Mining & Chemical Company ("NIMCC") owned and/or operated the New Idria Mine through 1976. In 1981 NIMCC was merged into Buckhorn Metal Products Inc. and subsequently acquired by Myers Industries in 1987. The EPA contends that past mining operations have resulted in mercury contamination and acid mine drainage at the mine site, in the San Carlos Creek, Silver Creek and a portion of Panoche Creek and that other downstream locations may also be impacted.
Since Buckhorn Inc. may be a potentially responsible party (“PRP”) of the New Idria Mercury Mine, the Company recognized an expense of $1.9 million, on an undiscounted basis, in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Expenses of approximately $0.6 million have been incurred and charged against the reserve classified in Other Liabilities on the Consolidated Statements of Financial Position as of December 31, 2013. As investigation and remediation proceed, it is likely that adjustments to the reserved expense will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required, the number and financial condition of other PRPs as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.
In November 2011 the EPA completed an interim removal project at the New Idria Mercury Mine site. It is expected this removal action will be part of the final remediation strategy for the site. According to informal reports, EPA’s interim removal project costs were approximately $0.5 million. It is possible that at some future date the EPA will seek recovery of the costs of this work from PRPs.
California Regional Water Quality Control Board
A number of parties, including the Company and its subsidiary, Buckhorn Inc. (“Buckhorn”), were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (“RWQCB”). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (“Watershed”) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to NIMCC which owned property and performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB or by other parties who have been involved in Watershed clean-up efforts that have been initiated as a result of the adoption of this planning document. Although assertion of a claim by the RWQCB or an other party involved in this clean-up effort is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2013. Executive officers are appointed annually by the Board of Directors.

Name	Age	Years as Executive Officer	Title
John C. Orr	63	11	President and Chief Executive Officer
Greggory W. Branning	52	2	Senior Vice President, Chief Financial Officer and Corporate Secretary
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
Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant’s Directors, certain of its executive officers and persons who own more than ten percent of its Common Stock (“Insiders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange, Inc., and to furnish the Company with copies of all such forms they file. In 2013, Form 4s were not filed on a timely basis for the following individuals: John C. Orr, executive officer, (one untimely Form 4) and Sarah R. Coffin, Director, (one untimely Form 4).

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of shareholders of record at December 31, 2013 was 1,300. High and low stock prices and dividends for the last two years were:

2013	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$15.33	$13.47	$0.09
June 30	15.64	12.85	0.09
September 30	20.34	15.73	0.09
December 31	21.59	17.46	0.09

2012	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$14.75	$12.36	$0.08
June 30	17.88	15.32	0.08
September 30	17.42	14.40	0.08
December 31	16.03	13.51	0.08
Purchases of equity securities by the issuer
The following table presents information regarding the Company’s stock purchase plan during the three months ended December 31, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/13 to 10/31/13	—	$—	660,301	7,339,699
11/1/13 to 11/30/13	115,400	18.24	775,701	7,224,299
12/1/13 to 12/31/13	37,079	19.45	812,780	7,187,220

(1)
On July 11, 2013, the Company authorized the repurchase of up to an additional five million shares of its common stock. This authorization was in addition to the Board authorized repurchase of up to five million shares that was announced on May 2, 2011. On February 20, 2014, the Company's Board of Directors authorized $40 million of common stock repurchases to be completed in 2014. The Company previously completed the repurchase of approximately five hundred thirty five thousand shares in April 2013, and two million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase dated June 1, 2011.

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table which is incorporated herein by reference.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2013

		2008	2009	2010	2011	2012	2013
Myers Industries Inc.	Annual Return %		17.86	10.64	30.16	25.42	42.35
	Cum $	100.00	117.86	130.40	169.72	212.86	303.02
S&P 500 Index - Total Return	Annual Return %		26.46	15.06	2.11	16.00	32.39
	Cum $	100.00	126.46	145.51	148.59	172.37	228.19
S&P 600 Index - Total Return	Annual Return %		25.27	26.31	1.02	14.08	41.31
	Cum $	100.00	125.27	158.60	160.22	182.78	258.29

ITEM 6.    Selected Financial Data
Thousands of Dollars, Except Per Share Data

	2013	2012	2011	2010	2009
Operations for the Year
Net sales	$825,210	$791,188	$755,654	$737,618	$701,834
Cost of sales	607,582	575,907	557,385	573,094	530,939
Selling	91,739	85,519	81,475	74,185	70,999
General and administrative	81,956	77,906	77,136	65,968	77,297
Impairment charges(1)	—	—	1,249	72,014	5,462
Other income(2)	—	—	—	(3,827)	—
Interest — net	4,542	4,515	4,722	7,205	8,304
Total costs and expenses	785,819	743,847	721,967	788,639	693,001
Income (loss) from continuing operations before income taxes	39,391	47,341	33,687	(51,021)	8,833
Income taxes	13,389	17,379	9,182	(8,187)	1,838
Net income (loss)	$26,002	$29,962	$24,505	$(42,834)	$6,995
Net income (loss) per basic share	$0.77	$0.89	$0.71	$(1.21)	$0.20
Net income (loss) per diluted share	$0.76	$0.88	$0.71	$(1.21)	$0.20
Financial Position — At Year End
Total assets	$469,457	$484,856	$428,757	$432,395	$509,966
Current assets	234,910	239,596	218,452	213,847	206,548
Current liabilities	150,583	114,477	110,656	106,331	169,025
Working capital	84,327	125,119	107,796	107,516	37,523
Other assets	85,069	94,777	69,371	66,733	145,000
Property, plant and equipment — net	149,478	150,483	140,934	151,815	158,418
Less:
Long-term debt, less current portion	44,347	92,814	73,725	83,530	38,890
Other long term liabilities	14,687	17,865	14,343	5,936	5,682
Deferred income taxes	24,333	29,678	23,893	24,793	38,371
Shareholders’ Equity	235,507	230,022	206,140	211,805	257,998
Common Shares Outstanding	33,572,778	33,480,189	33,420,488	35,315,732	35,286,129
Book Value Per Common Share	$7.01	$6.87	$6.17	$6.00	$7.31
Other Data
Dividends paid(3)	$9,103	$13,006	$9,523	$9,209	$8,436
Dividends declared per Common Share	$0.36	$0.32	$0.28	$0.26	$0.24
Average Basic Common Shares Outstanding during the year	33,588,720	33,597,020	34,584,558	35,304,817	35,266,939

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
Results of Operations: 2013 versus 2012
Net Sales:

(dollars in millions)
Segment	2013	2012	Change	% Change
Material Handling	$322.9	$286.0	$36.9	13%
Lawn & Garden	204.9	205.8	(0.9)	—%
Distribution	177.4	176.6	0.8	—%
Engineered Products	137.7	141.7	(4.0)	(3)%
Intra-segment elimination	(17.7)	(18.9)	1.2	6%
TOTAL	$825.2	$791.2	$34.0	4%
Net sales for 2013 were $825.2 million, an increase of $34.0 million or 4% compared to the prior year. Net sales increased $33.1 million due to the acquisition sales of Plasticos Novel do Nordeste S. A. ("Novel") and Jamco Products Inc. ("Jamco") which were acquired in 2012, along with $12.6 million of improved pricing. The increase in net sales was partially offset by lower sales volumes of $4.7 million and unfavorable foreign currency translation of $7.0 million.
Net sales in the Material Handling Segment increased $36.9 million or 13% in 2013 compared to 2012. The net increase in sales was mainly attributable to the inclusion of $33.1 million of net sales from the acquisition of Novel and Jamco which were completed in the second half of 2012. Also contributing to the increase in net sales was improved pricing of $4.0 million and higher volume of $3.3 million, driven by sales in the agricultural and distribution markets. The increase in net sales noted above was partially offset by unfavorable currency translation of $3.5 million.
Net sales in the Lawn and Garden Segment in 2013 decreased $0.9 million compared to 2012. The decrease in net sales was attributable to a reduction in sales volume of $5.5 million due primarily to timing of customer orders for the coming season and production and distribution start-up issues in the fourth quarter from our rationalization plan and $3.2 million from the effect of unfavorable currency translation. The decrease in net sales was offset by improved pricing of $7.8 million to mitigate higher raw material costs.
Net sales in the Distribution Segment increased $0.8 million in 2013 compared to 2012. The increase in net sales was attributable to $1.0 million in higher sales volume, primarily in equipment and from new product introductions. This increase was offset by unfavorable currency translation of $0.2 million.

In the Engineered Products Segment, net sales in 2013 decreased $4.0 million or 3% compared to 2012. Despite strong demand in our recreational vehicle and marine markets, decreases in our custom markets resulted in lower volume of $4.6 million. This decrease in net sales was slightly offset by higher selling prices of $0.6 million.
Cost of Sales & Gross Profit:

(dollars in millions)
Cost of Sales and Gross Profit	2013	2012
Cost of sales	$607.6	$575.9
Gross profit	$217.6	$215.3
Gross profit as a percentage of sales	26.4%	27.2%

Gross profit increased primarily from higher sales. Gross profit margin decreased to 26.4% for 2013 compared to 27.2% in the prior year. Productivity improvements were offset by higher raw material costs and approximately $10.0 million of additional costs for restructuring and related charges in 2013 compared to the same period in the prior year. Charges in 2013 included unabsorbed overhead costs from restructuring actions taken in our Lawn and Garden Segment in the current year. Cost of sales were also impacted by raw material costs, primarily for plastic resins, which were, on average, approximately 10% higher for polypropylene and polyethyne in 2013 compared to the prior year.
Selling, General and Administrative Expenses:

(dollars in millions)
SG&A Expenses	2013	2012	Change	% Change
SG&A expenses	$173.7	$163.4	$10.3	6%
SG&A expenses as a percentage of sales	21.0%	20.7%
Selling, general and administrative (“SG&A”) expenses increased $10.3 million or 6% compared with 2012. The inclusion of the Novel and Jamco acquisitions in the second half of 2012 contributed $7.2 million of incremental SG&A costs in 2013 compared to the same period in the prior year. The increase in SG&A expenses in 2013 also included higher consulting costs of approximately $2.3 million, primarily related to our information technology initiatives. In addition, higher bad debt expense in 2013 as compared to 2012 was attributable to the reversal of bad debt expense in 2012 of $1.4 million from the recovery of a bad debt established in the previous year. These increases were partially offset by a reduction in freight expense of $1.1 million due to lower volumes. Also, SG&A expense for 2013 included restructuring and other related charges of $2.7 million compared to $3.4 million for severance, consulting and lease obligation costs for 2012. Gains on the sale of property sold in 2012 were $1.1 million. Shipping and handling costs, including freight, are primarily classified as SG&A expenses.
Interest Expense:

(dollars in millions)
Net Interest Expense	2013	2012	Change	% Change
Net interest expense	$4.5	$4.5	$—	—%
Outstanding borrowings, net of deferred financing costs	$44.3	$92.8	$(48.5)	(52)%
Average borrowing rate	4.92%	4.91%
Net interest expense was $4.5 million in both 2013 and 2012. The weighted average level of outstanding borrowings was approximately $95.1 million in 2013 compared to $91.9 million in 2012. The decrease in outstanding borrowings at December 31, 2013 compared to December 31, 2012 was primarily due to the repayment of the $35 million Senior notes and net repayment on the credit facility during 2013.
Income Taxes:

(dollars in millions)	2013	2012
Income before taxes	$39.4	$47.3
Income tax expense	$13.4	$17.4
Effective tax rate	34.0%	36.7%
The effective tax rate was 34.0% in 2013 compared to 36.7% in 2012. The 2013 effective tax rate of 34.0% reflects a $0.9 million reduction in net state and local income taxes and a $0.3 million increase in foreign tax incentives. The 2012 effective tax rate reflects approximately $0.8 million of tax benefits from changes in unrecognized tax benefits.

Results of Operations: 2012 versus 2011
Net Sales:

(dollars in millions)
Segment	2012	2011	Change	% Change
Material Handling	$286.0	$261.8	$24.2	9%
Lawn & Garden	205.8	217.1	(11.3)	(5)%
Distribution	176.6	183.7	(7.1)	(4)%
Engineered Products	141.7	116.2	25.5	22%
Intra-segment elimination	(18.9)	(23.1)	4.2	18%
TOTAL	$791.2	$755.7	$35.5	5%
Net sales for 2012 were $791.2 million, an increase of $35.5 million or 5% compared to the prior year. Strong sales volumes of $18.6 million were driven by our Engineered Products and Material Handling segments, which more than offset declines in our Distribution and Lawn and Garden segments. In addition, $21.5 million in net sales were generated from the inclusion of our acquisitions in 2012 from the dates acquired. Net sales were negatively impacted in 2012 compared to 2011 as a result of $3.4 million in unfavorable foreign currency translation, primarily from the Brazilian real, as well as lower pricing of $1.2 million.
Net sales in the Material Handling Segment increased $24.2 million or 9% in 2012 compared to 2011. Current year net sales included $21.5 million in sales from our acquisitions of Novel on July 3, 2012 and Jamco on October 1, 2012. In addition, strong demand in the agricultural and industrial markets drove higher sales volumes of $6.6 million, including sales of new products. These net sales increases were offset by $2.7 million from the effect of unfavorable foreign currency translation and lower pricing of $1.2 million.
Net sales in the Lawn and Garden Segment in 2012 decreased $11.3 million or 5% compared to 2011. The decrease in net sales reflected lower volume of $9.5 million resulting from actions taken by our customers in 2012 such as inventory depletion and reduced production during the planting season. A shift in customer demand from the fourth quarter of 2012 into 2013 also contributed to the decline in net sales year-over-year. Net sales were also lower in 2012 compared to 2011 due to lower pricing of $1.2 million and approximately $0.6 million from the effect of unfavorable foreign currency translation.
Net sales in the Distribution Segment decreased $7.1 million or 4% in 2012 compared to 2011. The reduction in net sales was almost entirely due to lower sales volume, driven by a decline in the industry's replacement tire shipments and lower equipment sales, as a result of market softness in the first half of 2012.

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

Selling, General and Administrative Expenses:

(dollars in millions)
SG&A Expenses	2012	2011	Change	% Change
SG&A expenses	$163.4	$158.6	$4.8	3%
SG&A expenses as a percentage of sales	20.7%	21.0%
SG&A expenses increased $4.8 million or 3% compared with 2011. Excluding the $4.8 million increase in SG&A expenses from the two acquisitions in 2012 as of the dates acquired, SG&A was flat year-over-year. SG&A expenses in 2012 included increased employee related costs, primarily medical of $2.2 million and $2.4 million of higher distribution and selling costs. These increases were offset by a reduction of approximately $3.0 million in bad debt expense, primarily due to the recovery in 2012 of a bad debt recorded in 2011. SG&A expense in 2012 also included restructuring and other related charges of $3.4 million for severance, consulting and lease obligation costs. SG&A expense in 2011 included restructuring charges of $2.7 million and charges of $1.9 million related to an environmental investigation and feasibility study at New Idria. In 2012 and 2011, gains of $1.1 million and $0.7 million, respectively, were realized from the sale of facilities and other assets. Shipping and handling costs, including freight, are primarily classified as SG&A expenses.
Impairment Charges:
In 2011, there were impairment charges of $1.2 million related to two closed manufacturing facilities and fixed asset impairment charges. There were no impairment charges in 2012.
Interest Expense:

(dollars in millions)
Net Interest Expense	2012	2011	Change	% Change
Net interest expense	$4.5	$4.7	$(0.2)	(4)%
Outstanding borrowings	$92.8	$74.0	$18.8	25%
Average borrowing rate	4.91%	5.22%
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
Acquisitions

In October 2012, the Company acquired 100% of the stock of Jamco, an Illinois corporation for $15.2 million. The purchase price included a cash payment of $15.1 million, net of $0.1 million in cash acquired. Jamco is a leading designer and manufacturer of heavy-duty industrial steel carts and safety cabinets. The Company has made preliminary estimates of the valuation of assets and intangible assets of purchase price allocation. The business is included in the Material Handling Segment.

In July 2012, the Company acquired 100% of the stock of Novel, a Brazil-based designer and manufacturer of reusable plastic crates and containers used for closed-loop shipping and storage. Novel also produces a diverse range of plastic industrial safety products. The total purchase price was approximately $30.9 million, which includes a cash payment of $3.4 million, net of $0.6 million of cash acquired, assumed debt of approximately $26.0 million and contingent consideration of $0.9 million based on an earnout. The contingent consideration, which is recorded in Other Liabilities in the Consolidated Statements of Financial Position is dependent upon the results of Novel exceeding predefined earnings before interest, taxes, depreciation and amortization over the next four years. The business is included in the Material Handling Segment.
Financial Condition & Liquidity and Capital Resources
Cash provided by operating activities was $96.1 million for the year ended December 31, 2013 compared to $60.8 million in 2012. The increase of $35.3 million was primarily attributable to cash flows from improved working capital and higher non-cash charges in comparison with the prior year. Net income was $26.0 million in 2013 compared to $30.0 million in 2012. Non-cash charges including depreciation and amortization were $38.6 million in 2013 compared to non-cash charges of $39.5 million in 2012.
Cash provided by working capital was $33.1 million in 2013 compared to cash used of $8.4 million in 2012. In 2013, cash used for inventories was approximately $1.6 million compared to $2.8 million in 2012. In 2013, the use of funds for accounts receivable decreased to $0.7 million compared to the use of $2.0 million in 2012. In addition, as a result of timing of payments and vendor terms management, there was an increase of $36.3 million in cash provided by accounts payable and accrued expenses in 2013 compared to 2012.
Capital expenditures were approximately $30.0 million in 2013 compared to $27.0 million in 2012. Capital spending in 2013 was higher than the preceding year as investments were made for new manufacturing focused on growth and productivity improvements. In 2013, the Company purchased an equity interest in a non-consolidated subsidiary, included in the Distribution segment, for approximately $0.6 million. In 2012, the Company paid a combined total of $18.5 million in connection with the acquisitions of Novel and Jamco. In 2013 and 2012, the Company received approximately $0.9 million and $3.1 million, respectively, in cash proceeds from the sale of certain property, plant & equipment.
During 2013, the Company used cash of $8.1 million to purchase 531 thousand shares of its own stock under a share repurchase plan compared to $4.2 million to purchase 282 thousand shares of it own stock in 2012. In addition, the Company used cash to pay dividends of $9.1 million and $13.0 million for the years 2013 and 2012, respectively. Higher dividend payments in 2012 resulted from the accelerated fourth quarter dividend payment made in December 2012 to reduce the tax impact for our shareholders for 2013.
On December 13, 2013, the Company entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement”). The agreement provided for a $200 million senior revolving credit facility expiring on December 13, 2018, which replaced the existing $180 million facility. Amounts borrowed under the Loan Agreement were used to replace the amounts outstanding under the existing $180 million loan agreement, working capital and general corporate purposes, and the repayment of our $35 million of 6.81% Senior Unsecured Notes. Amounts borrowed under the agreement are secured by pledges of stock of certain of our foreign and domestic subsidiaries.
Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.
On October 22, 2013, the Company entered into a note purchase agreement for the private placement of Senior Unsecured Notes totaling $100 million with a group of investors. The four series of notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and expiring between 2021 and 2026. At December 31, 2013, the Company had $11 million of its 5.25% Senior Unsecured Notes due January 15, 2024 outstanding under the note purchase agreement. Remaining proceeds of $89 million under the note purchase agreement were subsequently received in January 2014.
Total debt outstanding at December 31, 2013 was $44.3 million, net of deferred financing costs, compared with $92.8 million at December 31, 2012. The decrease in debt outstanding year-over-year is primarily due to the repayment of the $35 million Senior Unsecured Notes and net repayment on the credit facility during the year. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of December 31, 2013, the Company had $4.6 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. As of December 31, 2013, there was $161.2 million available under our Loan Agreement.

As of December 31, 2013, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio, defined as earnings before interest and taxes divided by interest expense, and a leverage ratio, defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended December 31, 2013 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	20.72
Leverage Ratio	3.25 to 1 (maximum)	0.53
The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.
On February 20, 2014, the Company's Board of Directors authorized $40 million of common stock repurchases to be completed in 2014.
Contractual Obligations

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments reflecting our current debt structure:

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
		(Amounts in Thousands)
Principal payments on debt	$—	$—	$—	$100,000	$100,000
Interest	5,552	11,345	11,320	22,147	50,364
Lease payments	9,421	14,101	7,402	13,317	44,241
Purchase commitments	666	61	—	—	727
Retirement obligations and other benefits	694	772	912	2,413	4,791
Total	$16,333	$26,279	$19,634	$137,877	$200,123

Uncertain tax position liabilities are excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective tax authority cannot be made.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Derivative Financial Instruments
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2013, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.3 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States ("U.S."). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the ending of a reporting period. At December 31, 2013, the Company had no foreign currency arrangements or contracts in place.

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
Goodwill impairment testing requires, in part, that we estimate the fair value of our reporting units which, in turn, requires that we make judgments concerning future cash flows and appropriate discount rates for those reporting units. Fair values are established using comparative market multiples in the current market conditions and discounted cash flows. The discount rates used are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 9.3% to 12.3% in 2013. In addition we would make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models.
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

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries as it is our intention to reinvest such earnings for an indefinite period of time. The Company has operations outside the U.S. and in jurisdictions with statutory tax rates lower than in the U.S. As a result, significant tax and treasury planning of future operations are necessary to determine the proper amounts of tax assets, liabilities and expense to be recognized. FASB ASC 740, Income Taxes ("ASC 740") requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. The Company evaluates the recovery of its deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.
Also, significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions, including evaluating uncertainties under ASC 740. We review our tax positions quarterly and adjust the balances as new information becomes available.
Recent Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income ("AOCI"). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI in its entirety, by component, which the Company has elected to disclose in the note 1 to the enclosed consolidated financial statements. The Company adopted this guidance effective January 1, 2013.

ITEM 8.        Financial Statements and Supplementary Data
Summarized Quarterly Results of Operations
Thousands of Dollars, Except Per Share Data

Quarter Ended 2013		March-31	June-30	September-30	December-31		Total
Net Sales		$214,980	$204,024	$194,920	$211,286		$825,210
Gross Profit		58,318	55,769	53,639	49,902	(1)	217,628
Net Income		7,883	8,312	6,488	3,319	(1)	26,002
Basic Per Share	(2)	$0.24	$0.25	$0.19	$0.10	(1)	$0.77
Diluted Per Share	(2)	$0.23	$0.25	$0.19	$0.10	(1)	$0.76

Quarter Ended 2012		March-31	June-30	September-30	December-31		Total
Net Sales		$198,789	$181,101	$197,290	$214,008		$791,188
Gross Profit		57,998	47,364	52,729	57,190		215,281
Net Income		9,985	5,658	5,798	8,521		29,962
Basic Per Share		$0.30	$0.17	$0.17	$0.25		$0.89
Diluted Per Share		$0.29	$0.17	$0.17	$0.25		$0.88

(1) During the quarter ended December 31, 2013, the Company recorded approximately $9.4 million of restructuring and related charges primarily attributable to the Lawn and Garden Segment.

(2) The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to the computation of weighted shares outstanding during the period.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Myers Industries, Inc.
We have audited the accompanying consolidated statement of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myers Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated March 11, 2014, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Akron, Ohio
March 11, 2014

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except share data)

	2013	2012	2011
Net sales	$825,210	$791,188	$755,654
Cost of sales	607,582	575,907	557,385
Gross profit	217,628	215,281	198,269
Selling expenses	91,739	85,519	81,475
General and administrative expenses	81,956	77,906	77,136
Impairment charges	—	—	1,249
	173,695	163,425	159,860
Operating income	43,933	51,856	38,409
Interest
Income	(213)	(164)	(65)
Expense	4,755	4,679	4,787
	4,542	4,515	4,722
Income before income taxes	39,391	47,341	33,687
Income tax expense	13,389	17,379	9,182
Net income	$26,002	$29,962	$24,505
Income per common share:
Basic	$0.77	$0.89	$0.71
Diluted	$0.76	$0.88	$0.71
Dividends declared per share	$0.36	$0.32	$0.28

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except share data)

	2013	2012	2011
Net income	$26,002	$29,962	$24,505
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,292)	2,791	(2,240)
Pension liability, net of tax of $605 in 2013, $80 in 2012 and $339 in 2011	1,076	558	(630)
Total other comprehensive income (loss), net of tax	(8,216)	3,349	(2,870)
Comprehensive income	$17,786	$33,311	$21,635

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
As of December 31, 2013 and 2012
(Dollars in thousands)

	2013	2012
Assets
Current Assets
Cash	$6,539	$3,948
Accounts receivable-less allowances of $2,945 and $3,255, respectively	112,459	115,508
Inventories
Finished and in-process products	73,475	72,899
Raw materials and supplies	33,049	34,603
	106,524	107,502
Prepaid expenses	7,174	9,033
Deferred income taxes	2,214	3,605
Total Current Assets	234,910	239,596
Other Assets
Goodwill	60,642	61,056
Patents and other intangible assets, net	21,115	25,839
Other	3,312	7,882
	85,069	94,777
Property, Plant and Equipment, at Cost
Land	5,107	4,438
Buildings and leasehold improvements	67,620	57,058
Machinery and equipment	461,397	445,789
	534,124	507,285
Less allowances for depreciation and amortization	(384,646)	(356,802)
Property, plant and equipment, net	149,478	150,483
Total Assets	$469,457	$484,856

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
As of December 31, 2013 and 2012
(Dollars in thousands, except share data)

	2013	2012
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$98,263	$72,417
Accrued expenses
Employee compensation	22,950	18,885
Income taxes	6,529	1,090
Taxes, other than income taxes	2,751	2,606
Accrued interest	103	240
Other	19,987	19,239
Total Current Liabilities	150,583	114,477
Long-term debt	44,347	92,814
Other liabilities	14,687	17,865
Deferred income taxes	24,333	29,678
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 33,572,778 and 33,480,189; net of treasury shares of 4,203,179 and 4,356,160, respectively)	20,313	20,316
Additional paid-in capital	266,276	266,419
Accumulated other comprehensive income	2,427	10,643
Retained deficit	(53,509)	(67,356)
Total Shareholders’ Equity	235,507	230,022
Total Liabilities and Shareholders’ Equity	$469,457	$484,856

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except share and per share data)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit
	Number	Amount
Balance at January 1, 2011	35,315,732	$21,486	$281,376	$10,164	$(101,221)
Net income	—	—	—	—	24,505
Sales under option plans	59,031	36	597	—	—
Dividend reinvestment plan	11,610	7	111	—	—
Restricted stock and stock option grants, net	28,750	—	2,595	—	—
Foreign currency translation adjustment	—	—	—	(2,240)	—
Purchases for treasury-net	(2,000,000)	(1,220)	(19,726)	—	—
Stock contribution	5,365	3	47	—	—
Declared dividends - $.28 per share	—	—	—	—	(9,750)
Pension liability, net of tax of $339	—	—	—	(630)	—
Balance at December 31, 2011	33,420,488	$20,312	$265,000	$7,294	$(86,466)
Net income	—	—	—	—	29,962
Net sales under option plans	278,659	145	2,870	—	—
Dividend reinvestment plan	7,112	5	102	—	—
Restricted stock vested	40,500	24	(24)	—	—
Restricted stock and stock option grants, net	11,484	—	2,708	—	—
Cancellations and terminations of share grants	—	—	(253)	—	—
Foreign currency translation adjustment	—	—	—	2,791	—
Purchases for treasury-net	(281,797)	(172)	(4,032)	—	—
Stock contributions	3,743	2	48	—	—
Declared dividends - $.32 per share	—	—	—	—	(10,852)
Pension liability, net of tax of $80	—	—	—	558	—
Balance at December 31, 2012	33,480,189	$20,316	$266,419	$10,643	$(67,356)
Net income	—	—	—	—	26,002
Net sales under option plans	503,321	299	5,394	—	—
Dividend reinvestment plan	7,390	4	109	—	—
Restricted stock vested	112,000	—	—	—	—
Restricted stock and stock option grants, net	33,152	—	2,237	—	—
Tax benefit from options	—	—	389	—	—
Foreign currency translation adjustment	—	—	—	(9,292)	—
Purchases for treasury-net	(530,983)	(314)	(7,782)	—	—
Stock contributions	12,682	8	194	—	—
Shares withheld for employee taxes on equity awards	(44,973)	—	(684)	—	—
Declared dividends - $.36 per share	—	—	—	—	(12,155)
Pension liability, net of tax of $605	—	—	—	1,076	—
Balance at December 31, 2013	33,572,778	$20,313	$266,276	$2,427	$(53,509)

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash Flows From Operating Activities
Net income	$26,002	$29,962	$24,505
Items not affecting use of cash
Depreciation	33,709	29,667	31,245
Amortization of intangible assets	3,563	3,052	2,665
Amortization of deferred financing costs	373	288	304
Non-cash stock compensation	2,557	2,708	2,595
Provision for (recovery of) loss on accounts receivable	1,098	(543)	915
Deferred taxes	(3,934)	1,052	(184)
Other long-term liabilities	709	4,057	4,251
Loss (gain) from asset disposition	749	(1,085)	374
Tax benefit from options	(389)	—	—
Cancellations and terminations of share grants	—	253	—
Other	202	50	50
Payments on performance based compensation	(1,719)	(333)	—
Cash flows provided by (used for) working capital, net of acquisitions:
Accounts receivable	(716)	(2,002)	(8,665)
Inventories	(1,585)	(2,780)	455
Prepaid expenses	581	(2,119)	2,662
Accounts payable and accrued expenses	34,868	(1,475)	3,000
Net cash provided by operating activities	96,068	60,752	64,172
Cash Flows From Investing Activities
Capital expenditures	(30,001)	(26,977)	(21,930)
Acquisition of business, net of cash acquired	(600)	(18,543)	(1,100)
Proceeds from sale of property, plant and equipment	933	3,086	1,089
Other	(273)	(50)	(96)
Net cash used for investing activities	(29,941)	(42,484)	(22,037)
Cash Flows From Financing Activities
Proceeds from long-term debt	11,000	—	—
Repayment of long-term debt	(35,000)	(27,258)	(305)
Net (repayment of) borrowing on credit facility	(24,492)	17,700	(9,383)
Cash dividends paid	(9,103)	(13,006)	(9,523)
Proceeds from issuance of common stock	5,806	3,122	751
Tax benefit from options	389	—	—
Cancellations and terminations of share grants	—	(253)	—
Repurchase of common stock	(8,096)	(4,204)	(20,946)
Shares withheld for employee taxes on equity awards	(684)	—	—
Deferred financing costs	(608)	—	—
Net cash used for financing activities	(60,788)	(23,899)	(39,406)
Foreign Exchange Rate Effect on Cash	(2,748)	2,778	(633)
Net increase (decrease) in cash	2,591	(2,853)	2,096
Cash at January 1	3,948	6,801	4,705
Cash at December 31	$6,539	$3,948	$6,801
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$4,196	$4,008	$4,129
Income taxes	$12,497	$21,375	$11,168
The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. All subsidiaries that are not wholly owned and are not included in the consolidated operating results of the Company are immaterial investments which have been accounted for under the equity and cost method. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.
Reclassification

Certain reclassifications of prior year amounts have been made to the Consolidated Statement of Cash Flows in conformity with generally accepted accounting principles to conform to current year’s reporting presentation.
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
The fair value of debt under the Company’s Credit Agreement approximates carrying value due to the floating interest rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s $11.0 million fixed rate senior notes was estimated at $10.8 million at December 31, 2013 using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. The Company’s largest single customer in 2013 accounts for approximately 4% of total sales with only three other customers greater than 3%. Outside of the United States, only Canada, which accounted for approximately 8% of total sales, is significant to the Company’s operations. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $1,098, $817 and $2,343 for the years 2013, 2012 and 2011, respectively. Deductions from the allowance for doubtful accounts, net of recoveries, was approximately $1,408, $1,425 and $1,430, for the years 2013, 2012 and 2011, respectively.
Inventories
Inventories are stated at the lower of cost or market. Approximately 20 percent of our inventories are valued using the last-in, first-out (“LIFO”) method of determining cost. All other inventories are valued at the first-in, first-out (“FIFO”) method of determining cost.
If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $8.1 million, $8.7 million and $9.6 million higher than reported at December 31, 2013, 2012 and 2011. The liquidation of LIFO inventories decreased cost of sales and increased income before taxes by less than $0.1 million in 2013, and $0.4 million and $0.8 million in 2012 and 2011, respectively.

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and Equipment	3 to 10 years
Vehicles	1 to 3 years
Leasehold Improvements	5 to 10 years
At December 31, 2013, the Company had approximately $3.2 million of capitalized software costs included in machinery and equipment on the accompanying Consolidated Statements of Financial Position. Amortization expense related to capitalized software costs was approximately $0.1 million in 2013.
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
During 2013, the Lawn and Garden segment restructuring plan included reopening a manufacturing plant in Sparks, Nevada in order to lower the Company's costs to serve the West Coast market and position the segment for future growth. As of July 2013, the facility was no longer actively marketed for sale and the Company reclassified $5.0 million from held for sale to property, plant, and equipment in the Consolidated Statements of Financial Position. Depreciation expense recapture of $1.3 million for this facility was recorded in 2013.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

In addition, during 2013 a facility located in Dawson Springs, Kentucky, with a net book value of approximately $0.7 million previously classified as held for sale, was placed back into service in accordance with ASC 360 Property, Plant and Equipment as the assets did not meet the held for sale criteria.
Revenue Recognition
The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.
Accumulated Other Comprehensive Income
As of December 31, 2013 and 2012, the balance in the Company’s accumulated other comprehensive income are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2012	$9,994	$(2,700)	$7,294
Other comprehensive income before reclassifications*	2,791	638	3,429
Amounts reclassified from accumulated other comprehensive income*	—	(80)	(80)
Net current-period other comprehensive income	2,791	558	3,349
Balance at December 31, 2012	12,785	(2,142)	10,643
Other comprehensive income before reclassifications	(9,292)	1,681	(7,611)
Amounts reclassified from accumulated other comprehensive income	—	(605)	(605)
Net current-period other comprehensive income	(9,292)	1,076	(8,216)
Balance at December 31, 2013	$3,493	$(1,066)	$2,427
* Presented for comparative purposes only.
Shipping and Handling
Shipping and handling expenses are primarily classified as selling expenses in the accompanying Consolidated Statements of Income. The Company incurred shipping and handling costs of approximately $32.4 million, $32.2 million and $26.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Stock Based Compensation
The Company has stock plans that provide for the granting of stock-based compensation to employees and to non-employee directors. Shares are issued upon exercise from authorized, unissued shares. The Company records the costs of the plan under the provisions of ASC 718, Compensation — Stock Compensation. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. The Company recognizes the cost over the period during which an employee is required to provide services in exchange for the award, referred to as the requisite service period (usually the vesting period).
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
Cash flows used in investing activities excluded $0.5 million, $0.4 million and $1.8 million of accrued capital expenditures in 2013, 2012 and 2011, respectively.
2. Goodwill and Intangible Assets
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
In accordance with ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350), the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company concludes that this is the case, it must perform the two-step test. Otherwise the Company does not perform the two-step test. In evaluating goodwill for impairment using the two-step test, the Company uses a combination of valuation techniques primarily using discounted cash flows to determine the fair values of its business reporting units and market based multiples as supporting evidence. The variables and assumptions used, all of which are level 3 fair value inputs, include the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions are determined separately for each reporting unit are based on the weighted average cost of capital determined for each of the Company’s reporting units, and ranged from 9.3% to 12.3% in 2013. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our business units. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models. Our estimate of the fair values of these business units, and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 is as follows:

	Distribution	Engineered Products	Material Handling	Lawn and Garden	Total
January 1, 2012	$214	$707	$34,279	$9,466	$44,666
Acquisitions	—	—	16,240	—	16,240
Foreign currency translation	—	—	2	148	150
December 31, 2012	214	707	50,521	9,614	61,056
Reclassification of prepaid asset from Novel acquisition	—	—	1,028	—	1,028
Foreign currency translation	—	—	(1,199)	(243)	(1,442)
December 31, 2013	$214	$707	$50,350	$9,371	$60,642
Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company performs an annual impairment assessment for the indefinite lived trade names which had a carrying value of $6,503 and $6,993 at December 31, 2013 and 2012, respectively. In performing this assessment the Company uses an income approach, based primarily on level 3 inputs, to estimate the fair value of the trade name. The Company records an impairment charge if the carrying value of the trade name exceeds the estimated fair value at the date of assessment. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $3,004 in 2014; $2,899 in 2015; $2,898 in 2016, $1,989 in 2017 and $1,540 in 2018.
Intangible assets at December 31, 2013 and 2012 consisted of the following:

		2013			2012
	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade Names	6.3	$6,783	$(78)	$6,705	$7,273	$(46)	$7,227
Customer Relationships	5.0	17,159	(10,841)	6,318	18,702	(10,163)	8,539
Technology	8.1	5,502	(918)	4,584	7,837	(2,433)	5,404
Patents	3.2	10,900	(7,448)	3,452	10,900	(6,359)	4,541
Non-Compete	1.0	261	(205)	56	569	(441)	128
		$40,605	$(19,490)	$21,115	$45,281	$(19,442)	$25,839
3. Net Income Per Common Share
Net income per common share, as shown on the Consolidated Statements of Income, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	2013	2012	2011
Weighted average common shares outstanding:
Basic	33,588,720	33,597,020	34,584,558
Dilutive effect of stock options and restricted stock	454,705	512,212	158,985
Weighted average common shares outstanding diluted	34,043,425	34,109,232	34,743,543
Options to purchase 123,900, 212,000 and 1,105,229 shares of common stock that were outstanding at December 31, 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares.

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
The operating results of both businesses acquired have been included in our Material Handling Segment since the date of acquisition. The allocation of the purchase price and the estimated goodwill, which is not deductible for income tax purposes, and other intangibles are as follows:

	Novel	Jamco
Assets acquired:
Current assets, excluding cash acquired	$11,884	$5,019
Property, plant & equipment	13,636	2,559
Other long-term assets	6,944	5,711
Assets acquired, less cash	$32,464	$13,289

Liabilities assumed:
Current liabilities	$6,742	$2,112
Debt	26,028	—
Long-term liabilities	6,097	3,498
Total liabilities assumed	38,867	5,610
Goodwill	9,832	7,435
Total consideration, less cash acquired	$3,429	$15,114

The Consolidated Statement of Income for the Company for the year ended December 31, 2012 following the acquisition of Novel effective July 1, 2012 and Jamco on October 1, 2012 included total revenues of $21.5 million and net income of $0.2 million. Transactional costs of approximately $0.9 million were incurred during the year and are included in general and administrative expenses in the Consolidated Statements of Income in 2012.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

The following unaudited pro forma information presents a summary of consolidated results of operations for the Company including Novel and Jamco as if the acquisitions had occurred on January 1, 2012.

2012
Net sales	$820,649
Cost of sales	596,178
Gross profit	224,471
Selling, general & administrative expenses	168,794
Operating income	55,677
Interest expense, net	7,333
Income before taxes	48,344
Income taxes	17,784
Net income	$30,560

Income per basic share	$0.91
Income per diluted share	$0.90
These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of results of operations which actually would have occurred had the acquisitions taken place on January 1, 2012 or indicative of future results.
In July 2011, the Company acquired tooling assets and intellectual property for a new reusable plastic container used in producing, shipping and processing bulk natural cheese from Material Improvements L.P. The total purchase price was $5.7 million, comprised of a $1.1 million cash payment and $4.6 million contingent consideration of which less than $0.1 million has been paid as of December 31, 2013. The contingent consideration was reduced by approximately $1.2 million due to a change in projections used to estimate the value of the liability at December 31, 2013. The allocation of purchase price included $0.3 million of property, plant and equipment, amortizable intangible assets, which included $1.3 million in technology and $0.2 million for trade name, and $3.9 million in goodwill. These assets and liabilities incurred were recorded at estimated fair value as of the date of the acquisition using primarily level 3 inputs. The consolidated operating results of the business acquired have been included in our Material Handling Segment since the date of acquisition.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

5. Restructuring
The charges related to various restructuring programs implemented by the Company are included in selling, general and administrative ("SG&A") expenses and cost of sales depending on the type of cost incurred. The restructuring charges are presented in the following table.

	2013			2012			2011
Segment	Cost of sales	Selling, general and administrative	Total	Cost of sales	Selling, general and administrative	Total	Cost of sales	Selling, general and administrative	Total
Distribution	$—	$194	$194	$—	$727	$727	$—	$2,060	$2,060
Lawn and Garden	6,135	2,428	8,563	—	487	487	—	687	687
Engineered Products	240	—	240	1,198	—	1,198	724	—	724
Material Handling	178	47	225	—	—	—	—	—	—
Corporate	—	17	17	—	318	318	—	—	—
Total	$6,553	$2,686	$9,239	$1,198	$1,532	$2,730	$724	$2,747	$3,471

In 2013, the Lawn and Garden Segment announced a restructuring plan that details the closure of two manufacturing plants: one in Brantford, Ontario and the second in Waco, Texas. The restructuring actions include closure, relocation and employee related costs. The Lawn and Garden Segment incurred $8.6 million of restructuring charges for severance costs and facility closure and relocation fees mainly attributable to the closure of two manufacturing plants. The majority of the benefits are planned to be realized throughout 2014 and 2015 in decreased labor, overhead, plant and freight costs.

The Lawn and Garden Segment restructuring plan also included reopening a manufacturing plant in Sparks, Nevada in order to lower the Company's costs to serve the West Coast market and position the segment for future growth. As of July 2013, the facility was no longer actively marketed for sale and was reclassified from held for sale to property, plant, and equipment in the Consolidated Statements of Financial Position. In addition to restructuring charges incurred, the Lawn and Garden segment recorded depreciation expense recapture of $1.3 million for this facility during 2013.

In addition, during 2013 the Distribution Segment recorded restructuring costs of $0.2 million related to branch closure and severance costs. Restructuring charges of $0.2 million were recorded in the Engineered Products Segment mainly attributable to the disposal of equipment related to facility closure. The Material Handling Segment incurred costs of $0.2 million related to severance.
In 2012, restructuring costs of $0.7 million for severance and non-cancelable lease costs were offset by a gain of $0.8 million on the sale of four facilities in the Distribution Segment. In addition, $1.2 million of restructuring charges were recorded in the Engineered Products Segment related to non-cancelable lease costs and termination charges. The Lawn and Garden Segment had $0.5 million of restructuring charges for severance costs incurred. The Corporate costs included $0.3 million of restructuring charges related to severance costs.
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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The accrued liability balance for severance and other exit costs associated with restructuring are presented in the following table.

	Severance and Personnel	Other Exit Costs	Total
Balance at January 1, 2011	$—	$763	$763
Provision	1,102	2,369	3,471
Reversal	—	(285)	(285)
Less: Payments	(1,102)	(2,242)	(3,344)
Balance at December 31, 2011	—	605	605
Provision	1,102	1,628	2,730
Less: Payments	(784)	(2,233)	(3,017)
Balance at December 31, 2012	318	—	318
Provision	2,991	6,248	9,239
Less: Payments	(1,366)	(4,677)	(6,043)
Balance at December 31, 2013	$1,943	$1,571	$3,514

Accrued severance and personnel costs associated with restructuring of $1.9 million at December 31, 2013 and $0.3 million at December 31, 2012 are included in accrued expenses on the accompanying Consolidated Statements of Financial Position. Other exit costs of $1.6 million at December 31, 2013 associated with restructuring are included in accounts payable on the accompanying Consolidated Statements of Financial Position.
6. Other Accrued Expenses
As of December 31, 2013 and 2012, the balance in other accrued expenses is comprised of the following:

	2013	2012
Deposits and amounts due to customers	$10,194	$10,255
Dividends payable	3,174	191
Other accrued expenses	6,619	8,793
	$19,987	$19,239
7. Stock Compensation
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
The following tables summarize stock option activity in the past three years:
Options granted in 2013, 2012 and 2011:

Year	Options	Exercise Price
2013	323,400	$14.77
2012	323,950	$12.96
2011	365,025	$10.10 to $10.28

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Options exercised in 2013, 2012 and 2011:

Year	Options	Exercise Price
2013	503,321	$8.00 to $18.62
2012	288,794	$8.00 to $12.55
2011	59,031	$8.00 to $12.55
In addition, options totaling 164,528, 113,913 and 153,426 expired or were forfeited during the years ended December 31, 2013, 2012 and 2011, respectively.
Options outstanding and exercisable at December 31, 2013, 2012 and 2011 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2013	1,574,572	$9.00 to $18.62	1,057,694	$11.48
2012	1,919,021	$8.00 to $18.62	1,355,112	$11.63
2011	1,997,778	$8.00 to $18.62	1,429,040	$11.75
Stock compensation expense reduced income before taxes approximately $2,557, $2,708 and $2,595 for the years ended December 31, 2013, 2012, and 2011, respectively. These expenses are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2013 was approximately $3,309 which will be recognized over the next three years, as such compensation is earned.
The fair value of options granted is estimated using an option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole. In 2013 and 2012, the Company used the binomial lattice option pricing model based on assumptions set forth in the following table. There is no material difference in the valuation of these options using prior models.

	2013	2012	2011
Risk free interest rate	1.86%	2.00%	3.79%
Expected dividend yield	2.40%	2.20%	2.90%
Expected life of award (years)	7.0	5.4	6.0
Expected volatility	50.00%	50.00%	50.72%
Fair value per option share	$5.39	$4.93	$3.69
The following table provides a summary of stock option activity for the period ended December 31, 2013:

	Shares	Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,919,021	$11.63
Options Granted	323,400	14.77
Options Exercised	(503,321)	11.34
Canceled or Forfeited	(164,528)	13.89
Outstanding at December 31, 2013	1,574,572	12.14	5.98 years	$14,142
Exercisable at December 31, 2013	1,057,694	$11.48	4.73 years	$10,194
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2013, 2012 and 2011 was $2,588, $1,502 and $117, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following table provides a summary of restricted stock activity for the period ended December 31, 2013:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2012	363,125
Granted	169,100	$14.77
Vested	(112,000)	10.02
Forfeited	(144,700)	14.00
Unvested shares at December 31, 2013	275,525	$12.99
Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a two or three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At December 31, 2013, restricted stock awards had vesting periods up through March 2016.
8. Contingencies
The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance.
New Idria Mercury Mine
Effective October 2011, the U.S. Environmental Protection Agency (“EPA”) added the New Idria Mercury Mine site located near Hollister, California to the Superfund National Priorities List because of alleged contaminants discharged to California waterways. The New Idria Quicksilver Mining Company, founded in 1936, and later renamed the New Idria Mining & Chemical Company ("NIMCC") owned and/or operated the New Idria Mine through 1976. In 1981 NIMCC was merged into Buckhorn Metal Products Inc. and subsequently acquired by Myers Industries in 1987. The EPA contends that past mining operations have resulted in mercury contamination and acid mine drainage at the mine site, in the San Carlos Creek, Silver Creek and a portion of Panoche Creek and that other downstream locations may also be impacted.
Since Buckhorn Inc. may be a potentially responsible party (“PRP”) of the New Idria Mercury Mine, the Company recognized an expense of $1.9 million, on an undiscounted basis, in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Payments of approximately $0.6 million have been incurred and charged against the reserve classified in Other Liabilities on the Consolidated Statements of Financial Position as of December 31, 2013. As investigation and remediation proceed, it is likely that adjustments to the reserved expense will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required, the number and financial condition of other PRPs as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.
In November 2011 the EPA completed an interim removal project at the New Idria Mercury Mine site. It is expected this removal action will be part of the final remediation strategy for the site. According to informal reports, EPA’s interim removal project costs were approximately $0.5 million. It is possible that at some future date the EPA will seek recovery of the costs of this work from PRPs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

California Regional Water Quality Control Board
A number of parties, including the Company and its subsidiary, Buckhorn Inc. (“Buckhorn”), were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (“RWQCB”). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (“Watershed”) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to NIMCC which owned property and performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB or by other parties who have been involved in Watershed clean-up efforts that have been initiated as a result of the adoption of this planning document. Although assertion of a claim by the RWQCB or an other party involved in this clean up effort is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.
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
9. Long-Term Debt and Loan Agreements
Long-term debt at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Loan Agreement	$34,200	$57,814
Senior Unsecured Notes due 2024	11,000	—
Senior Unsecured Notes due 2013	—	35,000
	45,200	92,814
Less unamortized deferred financing costs	853	—
	$44,347	$92,814
On December 13, 2013, the Company entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement”). The agreement provides for a $200 million senior revolving credit facility expiring on December 13, 2018, which replaced the existing $180 million facility. Amounts borrowed under the Loan Agreement were used to replace the amounts outstanding under the existing $180 million loan agreement, working capital and general corporate purposes, and the repayment of our $35 million of 6.81% Senior Unsecured Notes. Amounts borrowed under the agreement are secured by pledges of stock of certain of our foreign and domestic subsidiaries.
Under the terms of the Loan Agreement, the Company may borrow up to $200 million, reduced for letters of credit issued. As of December 31, 2013 the Company had $161.2 million available under the Loan Agreement. The Company also had $4.6 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at December 31, 2013. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement. The average interest rate on borrowings under our loan agreements were 3.71% percent at December 31, 2013 and 3.81% percent at December 31, 2012, which includes a quarterly facility fee on the used and unused portion.
On October 22, 2013, the Company entered into a note purchase agreement for the private placement of Senior Unsecured Notes totaling $100 million with a group of investors. The four series of notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and expiring between 2021 and 2026. At December 31, 2013, the Company had received $11 million of it's 5.25% Senior Unsecured Notes due January 15, 2024 under the note purchase agreement. The remaining proceeds of $89 million under the note purchase agreement were subsequently received in January 2014.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Long-term debt of $44.3 million at December 31, 2013 includes $0.9 million of unamortized deferred financing costs, which is accounted for as a debt valuation account. Amounts outstanding at December 31, 2013 under the Loan Agreement and note purchase agreement mature in 2018 and 2024, respectively.
In December 2013, the Company repaid the remaining $35 million of 6.81% Senior Unsecured Notes that were issued under the December 2003 $100 million Senior Unsecured Notes purchase agreement through available cash and proceeds received from the Loan Agreement.
As of December 31, 2013, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Senior Unsecured Notes. The significant financial covenants include an interest coverage ratio, defined as earnings before interest and taxes divided by interest expense, and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of December 31, 2013 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	20.72
Leverage Ratio	3.25 to 1 (maximum)	0.53
10. Retirement Plans
The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s frozen defined benefit pension plan (“The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02”) provides benefits primarily based upon a fixed amount for each year of service as defined.
Net periodic pension cost for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
	Underfunded	Underfunded	Underfunded
Interest cost	$259	$287	$303
Expected return on assets	(333)	(236)	(235)
Amortization of net loss	111	101	64
Net periodic pension cost	$37	$152	$132
The reconciliation of changes in projected benefit obligations are as follows:

	2013	2012
Accumulated benefit obligation at beginning of year	$7,109	$6,591
Interest cost	259	287
Actuarial (gain) loss	(738)	670
Expenses paid	(74)	(31)
Benefits paid	(406)	(408)
Accumulated benefit obligation at end of year	$6,150	$7,109
The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

	2013	2012	2011
Discount rate for net periodic pension cost	3.75%	4.50%	5.25%
Discount rate for benefit obligations	4.70%	3.75%	4.50%
Expected long-term return of plan assets	8.00%	8.00%	8.00%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The expected long-term rate of return assumption is based on the actual historical rate of return on assets adjusted to reflect recent market conditions and future expectations consistent with the Company’s current asset allocation and investment policy. This policy provides for aggressive capital growth balanced with moderate income production. The inherent risks of equity exposure exists, however, returns generally are less volatile than maximum growth programs. The assumed discount rates represent long-term high quality corporate bond rates commensurate with the liability duration of its plan.
The following table reflects the change in the fair value of the plan’s assets:

	2013	2012
Fair value of plan assets at beginning of year	$4,528	$3,731
Actual return on plan assets	1,165	575
Company contributions	364	661
Expenses paid	(74)	(31)
Benefits paid	(406)	(408)
Fair value of plan assets at end of year	$5,577	$4,528
The fair value of plan assets are all categorized as level 1 and were determined based on period end closing prices in active markets. The weighted average asset allocations at December 31, 2013 and 2012 are as follows:

	2013	2012
U.S. Equities securities	82%	79%
U.S. Debt securities	17%	20%
Cash	1%	1%
Total	100%	100%
The following table provides a reconciliation of the funded status of the plan at December 31, 2013 and 2012:

	2013	2012
Projected benefit obligation	$6,150	$7,109
Plan assets at fair value	5,577	4,528
Funded status	$(573)	$(2,581)
The funded status shown above is included in other long-term liabilities in the Company’s Consolidated Statements of Financial Position at December 31, 2013 and 2012. The Company expects to make a contribution of $318 to the plan in 2014.
Benefit payments projected for the plan are as follows:

2014	$399
2015	382
2016	381
2017	376
2018	366
2019-2023	1,864
Effective January 1, 2012 the Company changed its profit sharing and 401(k) plan which included an increase in the Company’s matching contributions and the frequency of the Company’s match. The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of $2,802 and $2,609 in 2013 and 2012, respectively. The Company recognized profit sharing plan expense of $1,678 in 2011 and contributed that amount.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain participating senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. (Income) expense related to the SERP was approximately $(152), $477, and $784 for the years ended December 2013, 2012 and 2011, respectively. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 4.70% at December 31, 2013 and 3.75% at December 31, 2012. The SERP liability was approximately $4,270 and $4,843 at December 31, 2013 and 2012, respectively, and is included in Accrued Employee Compensation and Other Long-Term Liabilities on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.
11. Leases
The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $10,338, $10,045 and $10,372 for the years ended December 31, 2013, 2012 and 2011, respectively.
Future minimum rental commitments are as follows:

Year Ended December 31,	Commitment
2014	$9,421
2015	7,856
2016	6,245
2017	4,542
2018	2,860
Thereafter	13,317
Total	$44,241
12. Income Taxes
The effective tax rate was 34.0% in 2013, 36.7% in 2012 and 27.3% in 2011. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2013	2012	2011
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes — net of Federal tax benefit	2.8	4.2	0.7
Foreign tax rate differential	0.2	0.5	0.4
Domestic production deduction	(3.2)	(2.9)	(3.5)
Non-deductible expenses	1.5	1.5	2.0
Changes in unrecognized tax benefits	0.4	(1.6)	(14.4)
Non-deductible goodwill	—	—	3.1
Foreign tax incentives	(2.2)	(1.2)	—
Valuation allowances	(0.1)	1.2	3.0
Other	(0.4)	—	1.0
Effective tax rate for the year	34.0%	36.7%	27.3%
Income before income taxes was attributable to the following sources:

	2013	2012	2011
United States	$39,096	$50,143	$39,740
Foreign	295	(2,802)	(6,053)
Totals	$39,391	$47,341	$33,687

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Income tax expense (benefit) consisted of the following:

	2013		2012		2011
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$13,853	$(1,479)	$13,093	$2,124	$6,509	$2,057
Foreign	1,573	(2,278)	297	(1,168)	612	(371)
State and local	2,116	(396)	2,937	96	1,906	(1,531)
	$17,542	$(4,153)	$16,327	$1,052	$9,027	$155
Significant components of the Company’s deferred taxes as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred income tax liabilities
Property, plant and equipment	$18,297	$24,748
Tax-deductible goodwill	7,437	5,206
Non-deductible intangibles	4,135	5,069
State deferred taxes	1,148	1,487
Other	484	392
	31,501	36,902
Deferred income tax assets
Compensation	6,104	6,243
Inventory valuation	765	806
Allowance for uncollectible accounts	1,007	967
Non-deductible accruals	2,116	3,820
Other	—	78
Net operating loss carryforwards	4,612	4,975
	14,604	16,889
Valuation Allowance	(5,221)	(6,060)
	9,383	10,829
Net deferred income tax liability	$22,118	$26,073
ASC 740 Income Taxes requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. During 2013, the valuation allowance decreased $0.8 million due to changes in foreign currency of $0.8 million and a decrease in the federal valuation for non-deductible expenses of $0.2 million offset by the increase in the valuation allowance for current year losses of $0.2 million. During 2012, the valuation allowance decreased $22.1 million due to the expiration of $26.1 million of valuation allowance associated with 2007 capital loss carryforwards offset by an increase of $4.0 million from additional federal non-deductible expenses as well as foreign and state net operating losses from jurisdictions with uncertainty of future profitability. At December 31, 2013, the Company has deferred tax assets of $4.6 million resulting from state and foreign net operating tax loss carryforwards of approximately $24.4 million, with carryforward periods that expire starting in 2019.
No provision has been recorded for unremitted earnings of foreign subsidiaries as it is the Company’s intention to indefinitely reinvest these earnings of these subsidiaries. Accordingly, at December 31, 2013, the Company had not recorded a deferred tax liability related to investments in its foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences was estimated to be approximately $4.7 million and may become taxable in the U.S. upon a repatriation of assets or a sale or liquidation of the subsidiaries. It is not practical to estimate the related amount of unrecognized tax liability.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2013	2012	2011
Balance at January 1	$1,078	$1,217	5,767
Increases related to current year tax positions	496	—	—
Increases related to acquired businesses	—	236	—
Increases related to previous year tax positions	—	580	395
Reductions due to lapse of applicable statute of limitations	(48)	(256)	(4,945)
Reduction due to settlements	(22)	(699)	—
Balance at December 31	$1,504	$1,078	$1,217
The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.5 million, $1.1 million and $1.1 million at December 31, 2013, 2012 and 2011, respectively. The amount of accrued interest expense included as a liability within the Company’s Consolidated Statements of Financial Position was $0.1 million as of December 31, 2013, 2012 and 2011, respectively The December 31, 2013 balance of unrecognized tax benefits includes approximately $0.4 million of unrecognized tax benefits for which it is reasonably possible that they will be recognized within the next twelve months. This amount represents a decrease in unrecognized benefits related to state income tax audits, and expiring statues in U.S. Federal, state,  and Non-U.S. jurisdictions.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of December 31, 2013 the Company is no longer subject to U.S. Federal, state and local examinations by tax authorities for tax years before 2011 and 2009, respectively.  In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2008 through 2013.
13. Industry Segments
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
The Material Handling Segment includes a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, and storage and organization products. This segment conducts its primary operations in the United States, but also operates in Canada and Brazil. Markets served encompass various niches of industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both directly to end-users and through distributors.
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
Total sales from foreign business units and export to countries outside the U.S. were approximately $142.3 million, $127.6 million, and $107.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Sales made to customers in Canada accounted for approximately 8% of total net sales in 2013 and 9% in both 2012 and 2011. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, consisting of property, plant and equipment, were approximately $19.7 million at December 31, 2013 and $32.4 million at December 31, 2012. The decrease in long-lived assets in foreign countries is the result of assets transferred to our U.S. Lawn & Garden segment and the impact of foreign currency translation.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

	2013	2012	2011
Net Sales
Material Handling	$322,854	$285,994	$261,812
Lawn and Garden	204,890	205,814	217,140
Distribution	177,412	176,645	183,726
Engineered Products	137,745	141,658	116,243
Intra-segment elimination	(17,691)	(18,923)	(23,267)
	$825,210	$791,188	$755,654
Income Before Income Taxes
Material Handling	$41,076	$47,483	$34,123
Lawn and Garden	(1,540)	2,905	4,226
Distribution	14,448	14,838	15,736
Engineered Products	15,296	14,481	10,810
Corporate	(25,347)	(27,851)	(26,486)
Interest expense - net	(4,542)	(4,515)	(4,722)
	$39,391	$47,341	$33,687
Identifiable Assets
Material Handling	$224,207	$238,500	$164,738
Lawn and Garden	126,382	128,267	138,894
Distribution	49,488	44,913	48,100
Engineered Products	43,642	40,377	40,840
Corporate	25,738	32,799	36,185
	$469,457	$484,856	$428,757
Capital Additions, Net
Material Handling	$17,847	$17,029	$12,165
Lawn and Garden	7,808	5,240	6,411
Distribution	845	796	1,101
Engineered Products	2,709	3,342	1,831
Corporate	792	570	422
	$30,001	$26,977	$21,930
Depreciation and Amortization
Material Handling	$20,840	$17,308	$16,009
Lawn and Garden	11,862	11,370	13,911
Distribution	537	379	342
Engineered Products	3,466	3,185	3,230
Corporate	940	765	722
	$37,645	$33,007	$34,214

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
Changes in Internal Control Over Financial Reporting
We are undertaking a phased approach to implementation of enterprise resource planning systems in our Material Handling Segment, Engineered Products Segment and at Corporate, a significant portion of which will be completed by the end of 2014, with the balance to be completed in 2015. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

John C. Orr	Greggory W. Branning
President and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer and Corporate Secretary

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Myers Industries, Inc.
We have audited Myers Industries, Inc. and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Myers Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Akron, Ohio
March 11, 2014

ITEM 9B.    Other Information.
None.
PART III

ITEM 10.    Directors and Executive Officers of the Registrant
For information about the directors of the Company, see the sections titled “Nominees”, “Director Independence”, “Committees of the Board”, Committee Charters and Policies”, Shareholder Nominations of Director Candidates” and “Corporate Governance Policies” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 25, 2014 (“Proxy Statement”), which is incorporated herein by reference.
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

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders(1)	1,850,097	$10.33	1,023,220
Equity Compensation Plans Not Approved by Security Holders	–0–	–0–	–0–
Total	1,850,097		1,023,220
____________________

(1)	This information is as of December 31, 2013 and includes the 2008 Stock Plan and 1999 Incentive Stock Plan.

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

ITEM 15.    Exhibits, Financial Statement Schedules
The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.    (A)(1) Financial Statements
Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position As of December 31, 2013 and 2012
Consolidated Statements of Income For The Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows For The Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements For The Years Ended December 31, 2013, 2012 and 2011
15.    (A)(2) Financial Statement Schedules
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
10(r)
Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, dated October 22, 2013, regarding the issuance of $40,000,000 of 4.67% Series A Senior Notes due January 15, 2021, $11,000,000 of 5.25% Series B Senior Notes due January 15, 2024, $29,000,000 of 5.30% Series C Senior Notes due January 15, 2024, and $20,000,000 of 5.45% Series D Senior Notes due January 15, 2026. Reference is made to Exhibit 4.1 to Form 8-K filed with the Commission on October 24, 2013.

10(s)
First Amendment to Third Amended and Restated Loan Agreement among Myers Industries, Inc., MYE Canada Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Agent, dated October 22, 2013. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 24, 2013.

10(t)
Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., MYE Canada Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated December 13, 2013. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 17, 2013.

EXHIBIT INDEX
14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14 to Form 8-K filed with the Commission on March 11, 2014.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Gregg W. Branning, Senior Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of John C. Orr, President and Chief Executive Officer, and Greggory W. Branning, Executive Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 11, 2014, formatted in XBRL includes: (i) Consolidated Statements of Financial Position at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income For the fiscal periods ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) For the fiscal periods ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Shareholders’ Equity for the fiscal period ended December 31, 2013, and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE	TITLE	DATE

/s/ John C. Orr	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2014
JOHN C. ORR

/s/ Greggory W. Branning	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 11, 2014
GREGGORY W. BRANNING

/s/ William A. Foley	Director	March 11, 2014
WILLIAM A. FOLEY

/s/ Vincent Byrd	Director	March 11, 2014
VINCENT BYRD

/s/ Robert A. Stefanko	Director	March 11, 2014
ROBERT A. STEFANKO

/s/ Richard P. Johnston	Director	March 11, 2014
RICHARD P. JOHNSTON

/s/ Edward W. Kissel	Director	March 11, 2014
EDWARD W. KISSEL

/s/ Sarah R. Coffin	Director	March 11, 2014
SARAH R. COFFIN

/s/ Daniel R. Lee	Director	March 11, 2014
DANIEL R. LEE

/s/ John B. Crowe	Director	March 11, 2014
JOHN B. CROWE

/s/ Robert B. Heisler, Jr.	Director	March 11, 2014
ROBERT B. HEISLER, JR.