Form 10-Q
period 2014-03-31
MYERS INDUSTRIES INC
filed 2014-04-28
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2014
Common Stock, without par value	33,179,432 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net sales	$208,789	$214,980
Cost of sales	158,761	156,662
Gross profit	50,028	58,318
Selling, general and administrative expenses	47,389	45,074
Operating income	2,639	13,244
Interest expense, net	1,579	1,092
Income before income taxes	1,060	12,152
Income tax expense	380	4,269
Net income	$680	$7,883
Income per common share:
Basic	$0.02	$0.24
Diluted	$0.02	$0.23
Dividends declared per share	$0.13	$0.09

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$680	$7,883
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	54	(851)
Pension liability	—	(75)
Total other comprehensive income (loss), net of tax	54	(926)
Comprehensive income	$734	$6,957

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Dollars in thousands)

Assets	March 31, 2014	December 31, 2013
	(Unaudited)
Current Assets
Cash	$5,738	$6,539
Accounts receivable-less allowances of $2,987 and $2,945, respectively	130,833	112,459
Inventories
Finished and in-process products	81,846	73,475
Raw materials and supplies	37,002	33,049
	118,848	106,524
Prepaid expenses	8,182	7,174
Deferred income taxes	2,192	2,214
Total Current Assets	265,793	234,910
Other Assets
Goodwill	60,905	60,642
Patents and other intangible assets, net	20,228	21,115
Other	3,434	3,312
	84,567	85,069
Property, Plant and Equipment, at Cost
Land	5,107	5,107
Buildings and leasehold improvements	67,611	67,620
Machinery and equipment	465,674	461,397
	538,392	534,124
Less allowances for depreciation and amortization	(391,870)	(384,646)
Property, plant and equipment, net	146,522	149,478
Total Assets	$496,882	$469,457

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	March 31, 2014	December 31, 2013
	(Unaudited)
Current Liabilities
Accounts payable	$70,705	$98,263
Accrued expenses
Employee compensation	15,598	22,950
Income taxes	—	6,529
Taxes, other than income taxes	3,079	2,751
Accrued interest	1,333	103
Other	19,918	19,987
Total Current Liabilities	110,633	150,583
Long-term debt, net	116,691	44,347
Other liabilities	16,638	14,687
Deferred income taxes	24,194	24,333
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 33,528,097 and 33,572,778; net of treasury shares of 4,239,040 and 4,203,179, respectively)	20,287	20,313
Additional paid-in capital	263,201	266,276
Accumulated other comprehensive income	2,481	2,427
Retained deficit	(57,243)	(53,509)
Total Shareholders' Equity	228,726	235,507
Total Liabilities and Shareholders' Equity	$496,882	$469,457

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Deficit
Balance at January 1, 2014	$20,313	$266,276	$2,427	$(53,509)
Net income	—	—	—	680
Net sales under option plans	87	1,667	—	—
Dividend reinvestment plan	1	26	—	—
Restricted stock vested	76	(76)	—	—
Restricted stock and stock option grants, net	—	613	—	—
Tax benefit from options	—	650	—	—
Foreign currency translation adjustment	—	—	54	—
Purchases for treasury-net	(159)	(4,903)	—	—
Shares withheld for employee taxes on equity awards	(31)	(1,052)	—	—
Dividends declared - $.13 per share	—	—	—	(4,414)
Balance at March 31, 2014	$20,287	$263,201	$2,481	$(57,243)

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities
Net income	$680	$7,883
Items not affecting use of cash
Depreciation	8,424	8,150
Amortization	909	1,001
Non-cash stock compensation	788	438
Provision for loss on accounts receivable	361	822
Deferred taxes	(116)	2,227
Other long-term liabilities	1,081	885
Gain from asset disposition	(46)	—
Tax benefit from options	(650)	(37)
Payments on performance based compensation	(1,293)	(1,719)
Cash flows used for working capital:
Accounts receivable	(18,529)	(9,833)
Inventories	(12,134)	(2,224)
Prepaid expenses	(1,577)	(237)
Accounts payable and accrued expenses	(38,567)	(13,859)
Net cash used for operating activities	(60,669)	(6,503)
Cash Flows from Investing Activities
Capital expenditures	(4,653)	(4,508)
Proceeds from sale of property, plant and equipment	48	—
Other	—	96
Net cash used for investing activities	(4,605)	(4,412)
Cash Flows from Financing Activities
Proceeds from long-term debt	89,000	—
Net (repayment of) borrowing on credit facility	(16,700)	10,763
Cash dividends paid	(3,118)	—
Proceeds from issuance of common stock	1,781	1,706
Tax benefit from options	650	37
Repurchase of common stock	(5,062)	(1,955)
Shares withheld for employee taxes on equity awards	(1,083)	—
Deferred financing costs	(196)	—
Net cash provided by financing activities	65,272	10,551
Foreign Exchange Rate Effect on Cash	(799)	469
Net (decrease) increase in cash	(801)	105
Cash at January 1	6,539	3,948
Cash at March 31	$5,738	$4,053
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$199	$526
Income taxes	$3,803	$435
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2014, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2014.
Reclassification

Certain reclassifications of prior year amounts have been made to the Condensed Consolidated Statement of Cash Flows in conformity with generally accepted accounting principles to conform to current year’s reporting presentation.
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
The fair value of debt under the Company’s Loan Agreement approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At March 31, 2014, the fair value of the Company's $100.0 million fixed rate senior unsecured notes were estimated at $100.8 million. At December 31, 2013, the fair value of the Company's $11.0 million fixed rate senior unsecured notes were estimated at $10.8 million.

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

Accumulated Other Comprehensive Income

The balances in the Company’s accumulated other comprehensive income ("AOCI") as of March 31, 2014 and March 31, 2013 are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2013	$12,784	$(2,141)	$10,643
Other comprehensive income before reclassifications	(851)	—	(851)
Amounts reclassified from accumulated other comprehensive income	—	(75)	(75)
Net current-period other comprehensive income	(851)	(75)	(926)
Balance at March 31, 2013	$11,933	$(2,216)	$9,717

Balance at January 1, 2014	$3,493	$(1,066)	$2,427
Other comprehensive income before reclassifications	54	—	54
Net current-period other comprehensive income	54	—	54
Balance at March 31, 2014	$3,547	$(1,066)	$2,481
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

2. Inventories
Inventories are stated at the lower of cost or market. Approximately twenty percent of the Company’s inventories use the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out ("FIFO") method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of March 31, 2014.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

3. Other Accrued Expenses
Other accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
Deposits and amounts due to customers	$7,518	$10,194
Dividends payable	4,470	3,174
Other accrued expenses	7,930	6,619
	$19,918	$19,987

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
The change in goodwill for the three months ended March 31, 2014 was as follows:

Segment	Balance at January 1, 2014	Foreign Currency Translation	Balance at March 31, 2014
Material Handling	$50,350	$381	$50,731
Lawn and Garden	9,371	(118)	9,253
Distribution	214	—	214
Engineered Products	707	—	707
Total	$60,642	$263	$60,905

5. Net Income Per Common Share
Net income per common share, as shown on the Condensed Consolidated Statements of Income (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding
Basic	33,518,543	33,504,222
Dilutive effect of stock options and restricted stock	499,932	355,194
Weighted average common shares outstanding diluted	34,018,475	33,859,416
Options to purchase 209,500 and 471,400 shares of common stock that were outstanding at March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

6. Restructuring
The charges related to various restructuring programs implemented by the Company are included in selling, general and administrative ("SG&A") expenses and cost of sales depending on the type of cost incurred. The restructuring charges for the three months ended March 31, 2014 and 2013 are presented in the following table.

	Three Months Ended March 31,
	2014			2013
Segment	Cost of sales	Selling, general and administrative	Total	Cost of sales	Selling, general and administrative	Total
Distribution	$—	$492	$492	$—	$74	$74
Lawn and Garden	2,799	829	3,628	—	403	403
Engineered Products	—	—	—	3	—	3
Material Handling	—	—	—	162	48	210
Corporate	—	—	—	—	17	17
Total	$2,799	$1,321	$4,120	$165	$542	$707

The accrued liability balance for severance and other exit costs associated with restructuring are presented in the following table.

	Severance and Personnel	Other Exit Costs	Total
Balance at January 1, 2013	$318	$—	$318
Provision	231	476	707
Less: Payments	(549)	(476)	(1,025)
Balance at March 31, 2013	$—	$—	$—

Balance at January 1, 2014	$1,943	$1,571	$3,514
Provision	1,442	2,678	4,120
Less: Payments	(2,989)	(3,784)	(6,773)
Balance at March 31, 2014	$396	$465	$861

In July 2013, the Lawn and Garden Segment announced a restructuring plan that details the closure of two manufacturing plants: one in Brantford, Ontario and the second in Waco, Texas. The restructuring actions include closure, relocation and employee related costs. The aggregate restructuring charges are expected to approximate $15.0 million, of which $3.0 million is expected to be noncash costs. Through March 31, 2014, the Lawn and Garden Segment has incurred $12.2 million of charges under its restructuring plan. Restructuring actions are expected to continue through the second quarter of 2014.
In January 2014, the Distribution Segment announced the closing of its Canadian branches which operated under the name Myers Tire Supply International. The restructuring actions include closure, relocation and employee related costs. The aggregate restructuring charges are expected to approximate $1.0 million. Restructuring actions are expected to continue through the second quarter of 2014.
Accrued severance and personnel costs associated with restructuring are included in accrued expenses on the accompanying Condensed Consolidated Statements of Financial Position at March 31, 2014 and December 31, 2013. Other exit costs associated with restructuring are included in accounts payable on the accompanying Condensed Consolidated Statements of Financial Position at March 31, 2014 and December 31, 2013.

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
Stock compensation expense reduced income before taxes approximately $0.8 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. These expenses are included in SG&A expenses in the accompanying Condensed Consolidated Statements of Income (Unaudited). Total unrecognized compensation cost related to non-vested share based compensation arrangements at March 31, 2014 was approximately $6.4 million which will be recognized over the next three years, as such compensation is earned.
On March 7, 2014, stock options for 209,500 shares were granted with a three year vesting period. The fair value of options granted is estimated using a binomial lattice option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield rate is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

Model
Risk free interest rate	2.80%
Expected dividend yield	2.50%
Expected life of award (years)	7.0
Expected volatility	50.00%
Fair value per option share	$7.05

The following table provides a summary of stock option activity for the period ended March 31, 2014:

	Shares	Average Exercise Price	Weighted Average Life
Outstanding at January 1, 2014	1,574,572	$12.14
Options granted	209,500	20.93
Options exercised	(142,957)	12.17
Canceled or forfeited	(1,567)	12.27
Outstanding at March 31, 2014	1,639,548	$13.26	6.37 years
Exercisable at March 31, 2014	1,163,743	$11.67	5.22 years

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of all stock options exercised during the three months ended March 31, 2014 and 2013 was approximately $1.2 million and $0.6 million, respectively.
On March 7, 2014, 104,100 Restricted Stock Unit ("RSU") Awards were granted with a three year vesting period. The RSUs had a grant date fair value of $20.93 per share, which was the closing price of the common stock on the date of grant.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following table provides a summary of combined RSU and restricted stock activity for the three months ended March 31, 2014:

	Awards	Average Grant-Date Fair Value
Unvested at January 1, 2014	275,525
Granted	104,100	$20.93
Released	(123,829)	11.75
Canceled or forfeited	(1,700)	18.03
Unvested at March 31, 2014	254,096	$16.81
Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At March 31, 2014, restricted stock awards had vesting periods up through March 2017.

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
As of the date of this disclosure, no formal claim or allegation relating to the New Idria Mine Site against the Company or its subsidiary Buckhorn, Inc. ("Buckhorn") has been received. However, since Buckhorn may be a potentially responsible party (“PRP”) at the New Idria Mercury Mine, the Company recognized an expense of $1.9 million, on an undiscounted basis, in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Payments of approximately $0.6 million have been incurred and charged against the reserve classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position as of March 31, 2014. As investigation and remediation proceed, it is likely that adjustments to the reserved expense will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required, the number and financial condition of other PRPs as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

California Regional Water Quality Control Board
A number of parties, including the Company and its subsidiary, Buckhorn, were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (“RWQCB”). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (“Watershed”) region in Santa Clara County, California. Buckhorn has been alleged to be a successor in interest to NIMCC which owned property and performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB or by other parties who have been involved in Watershed clean-up efforts that have been initiated as a result of the adoption of this planning document. Although assertion of a claim by the RWQCB or another party involved in this clean up effort is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.
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

9. Long-Term Debt and Loan Agreement
Long-term debt consisted of the following:

	March 31,	December 31,
	2014	2013
Loan Agreement	$17,500	$34,200
4.67% Senior Unsecured Notes due 2021	40,000	—
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	—
5.45% Senior Unsecured Notes due 2026	20,000	—
	117,500	45,200
Less unamortized deferred financing fees	809	853
	$116,691	$44,347
Under the terms of the Fourth Amended and Restated Loan Agreement ("Loan Agreement"), the Company may borrow up to $200.0 million, reduced for letters of credit issued. As of March 31, 2014, the Company had $177.9 million available under the Loan Agreement. The Company also had $4.6 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at March 31, 2014.
Long term debt at March 31, 2014 and December 31, 2013 includes $0.8 million and $0.9 million, respectively, of unamortized deferred financing costs, which are accounted for as debt valuation accounts.
On October 22, 2013, the Company entered into a note purchase agreement for the private placement of Senior Unsecured Notes totaling $100.0 million with a group of investors. The four series of notes are payable semiannually. Proceeds of $89.0 million under the note purchase agreement were received in January 2014.

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
Net periodic pension cost are as follows:

	Three Months Ended March 31,
	2014	2013
Interest cost	$70	$65
Expected return on assets	(93)	(83)
Amortization of actuarial net loss	11	28
Net periodic pension (benefit) cost	$(12)	$10
Company contributions	$80	$123
The Company anticipates contributions totaling $0.3 million to its pension plan for the full year of 2014.

11. Income Taxes
The total amount of gross unrecognized tax benefit that would reduce the Company's effective tax rates at March 31, 2014 and March 31, 2013 was $1.3 million and $1.2 million, respectively. The $0.1 million increase in the gross unrecognized tax benefits from March 31, 2013 to March 31, 2014 resulted from an increase in ASC 740-10-25-6, Accounting for Uncertainty in Income Taxes, reserves related to previous year tax positions. Accrued interest expense included with accrued income taxes in the Company's Condensed Consolidated Statements of Financial Position was approximately $0.1 million at both March 31, 2014 and December 31, 2013.

As of March 31, 2014, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2011. The Company is subject to state and local examinations for tax years of 2009 through 2013. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2008 through 2013.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

12. Segment Information
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

	Three Months Ended March 31,
Net Sales	2014	2013
Material Handling	$90,613	$79,989
Lawn and Garden	49,825	60,363
Distribution	39,735	42,649
Engineered Products	32,697	36,956
Inter-company Sales	(4,081)	(4,977)
Net Sales	$208,789	$214,980

	Three Months Ended March 31,
Income (Loss) Before Income Taxes	2014	2013
Material Handling	$10,940	$9,705
Lawn and Garden	(7,043)	2,281
Distribution	2,371	2,839
Engineered Products	3,789	5,077
Corporate	(7,418)	(6,658)
Interest expense - net	(1,579)	(1,092)
Income before income taxes	$1,060	$12,152

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Comparison of the First Quarter of 2014 to the First Quarter of 2013
Net Sales:

(dollars in millions)	Quarter Ended March 31,
Segment	2014	2013	Change	% Change
Material Handling	$90.6	$80.0	$10.6	13%
Lawn and Garden	49.8	60.4	(10.6)	(18)%
Distribution	39.7	42.6	(2.9)	(7)%
Engineered Products	32.7	37.0	(4.3)	(12%)
Inter-company Sales	(4.0)	(5.0)	1.0	20%
TOTAL	$208.8	$215.0	$(6.2)	(3)%

Net sales for the quarter ended March 31, 2014 were $208.8 million, a decrease of $6.2 million or 3% compared to the prior year's first quarter. The decrease in net sales was driven by lower sales volumes in our Lawn and Garden, Engineered Products and Distribution segments due to poor weather conditions and transportation issues, partially offset by stronger sales in our Material Handling Segment. The lower volume of $5.0 million and the effect of unfavorable foreign currency translation of $4.3 million were partially offset by higher pricing of $3.0 million in 2014 compared to 2013.
Net sales in the Material Handling Segment increased $10.6 million or 13% in the first quarter of 2014 compared to the same quarter in 2013. The increase in net sales between periods was due to higher sales volume of $11.2 million, driven by sales in the food processing and agriculture end markets, as well as improved pricing of $1.7 million to help mitigate higher raw material costs. These increases were partially offset by unfavorable currency translation of $2.3 million.
Net sales in the Lawn and Garden Segment in the first quarter of 2014 decreased $10.6 million or 18% compared to the first quarter of 2013. The decrease in net sales was attributable to a reduction in sales volume of $9.8 million due to poor weather conditions, transportation issues and operational start-up issues related to our rationalization plan. In addition, net sales were negatively impacted by $1.9 million from the effect of unfavorable currency translation. The decrease in net sales was slightly offset by improved pricing of $1.1 million to help mitigate higher raw material costs.
Net sales in the Distribution Segment decreased $2.9 million in the first quarter of 2014 compared to the first quarter of 2013. The decrease in net sales was attributable to lower sales volume, primarily due to poor weather conditions and the closure of the segment's Canadian branches in the first quarter of 2014.
Net Sales in the Engineered Products Segment decreased $4.3 million or 12% in the first quarter of 2014 compared to the prior year's first quarter. Decreases in our custom and transplant automotive markets resulted in lower sales volume of $4.5 million. This decrease in net sales was slightly offset by higher selling prices of $0.2 million.
Cost of Sales & Gross Profit:

(dollars in millions)	Quarter Ended March 31,
	2014	2013
Cost of sales	$158.8	$156.7
Gross profit	$50.0	$58.3
Gross profit as a percentage of sales	24.0%	27.1%

Gross profit decreased primarily due to lower sales. Gross profit margin decreased to 24.0% in the first quarter of 2014 compared to 27.1% in the first quarter of the prior year. Higher raw material costs and $5.7 million in incremental restructuring and other related charges in the first quarter of 2014 compared to the same period in 2013 negatively impacted gross profit. Charges in 2014 included unabsorbed overhead costs due to our Lawn and Garden Segment rationalization initiative. Raw material costs, primarily resins, were, on average, approximately 12% higher for polypropylene and polyethylene in 2014 compared to the same period in 2013.

Selling, General and Administrative Expenses:

(dollars in millions)	Quarter Ended March 31,
	2014	2013	Change	% Change
SG&A expenses	$47.4	$45.1	$2.3	5%
SG&A expenses as a percentage of sales	22.7%	21.0%
Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2014 were $47.4 million, an increase of $2.3 million or 5% compared to the first quarter in the prior year. The increase in SG&A was due to $1.5 million in higher freight and logistics costs to secure availability to transport product in a very tight transportation market. The increase was partially offset by lower sales commissions of approximately $0.2 million in 2014 compared to the first quarter of 2013. In addition, restructuring and other related charges of $1.5 million, primarily severance, consulting, warehousing and administrative expenses, were recorded in SG&A in 2014 compared to $0.5 million for severance related costs in the first quarter of 2013. Shipping and handling costs, including freight, are classified primarily as SG&A expenses.

(dollars in millions)	Quarter Ended March 31,
	2014	2013	Change	% Change
Net interest expense	$1.6	$1.1	$0.5	45%
Outstanding borrowings, net of deferred financing costs	$116.7	$103.6	$13.1
Average borrowing rate	5.58%	4.57%
Net interest expense in the first quarter of 2014 was $1.6 million compared to $1.1 million in the first quarter of 2013. The weighted average level of borrowing outstanding was approximately $116.6 million in the first quarter of 2014 compared to $101.0 million in the first quarter of 2013. The increase in outstanding borrowings at March 31, 2014 compared to March 31, 2013 was primarily due to the additional proceeds of $89.0 million from our senior unsecured notes received in January 2014.

Income Taxes:

(dollars in millions)	Quarter Ended March 31,
	2014	2013
Income before taxes	$1.1	$12.2
Income taxes	$0.4	$4.3
Effective tax rate	35.9%	35.1%

The effective tax rate was 35.9% for the quarter ended March 31, 2014 compared to 35.1% in the prior year quarter. The higher effective tax rate is attributable to changes in the foreign rate differential and less foreign incentive tax credits for the quarter ended March 31, 2014.

Liquidity and Capital Resources
Cash used for operating activities was $60.7 million for the three months ended March 31, 2014 compared to $6.5 million for the three months ended March 31, 2013. The primary use of cash for the three months ended March 31, 2014 and March 31, 2013, was $70.8 million and $26.2 million, respectively, used for working capital. The increase in cash used during the first quarter of 2014 was due to the timing of payments made on accounts payable and other liabilities including income tax payments made on 2013 income taxes. Strong sales at the end of the first quarter of 2014 resulted in a higher accounts receivable balance at March 31, 2014 compared to the prior year. Increased inventory in the first quarter of 2014 as compared to the prior year quarter also contributed to a use of cash for operations. Depreciation and amortization costs were $9.3 million in the three months ended March 31, 2014, compared to $9.2 million for the three months ended March 31, 2013.
Capital expenditures for the three months ended March 31, 2014 were $4.7 million compared to $4.5 million for the same period in the prior year. Full year capital expenditures are expected to be approximately $35 to $40 million, the majority of which are expected to be allocated to growth and productivity projects.

For the three months ended March 31, 2014, the Company used cash of $5.1 million to purchase 262 thousand shares of its own stock under a share repurchase plan compared to $2.0 million to purchase 136 thousand shares of its own stock for the three months ended March 31, 2013. The Company used cash of $3.1 million to pay its fourth quarter 2013 dividends declared during the three months ended March 31, 2014. During 2012, the Company accelerated its fourth quarter dividend payment to reduce the tax impact for its shareholders which resulted in the payment in December 2012 rather than in the first quarter of 2013.
Debt, net of cash and unamortized deferred financing fees at March 31, 2014 was approximately $111.0 million compared to $37.8 million at December 31, 2013. The increase in net debt between periods was due to cash proceeds of $89.0 million from our senior unsecured note purchase agreement. The increase was partially offset by the net of repayment of $16.7 million on borrowings under our Fourth Amended and Restated Loan Agreement during the three months ended March 31, 2014.
As of March 31, 2014, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest and taxes divided by interest expense), and a leverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt). The ratios as of and for the period ended March 31, 2014 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	18.19
Leverage Ratio	3.25 to 1 (maximum)	1.33

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including strategic initiatives, capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at March 31, 2014, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.2 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States ("U.S."). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the ending of a reporting period. At March 31, 2014, the Company had no foreign currency arrangements or contracts in place.
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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
We are undertaking a phased approach to implementation of enterprise resource planning systems in our Material Handling Segment, Engineered Products Segment and at Corporate, a significant portion of which is expected to be completed by the end of 2014, with the balance to be completed in 2015. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in the Contingencies Note of the Unaudited Condensed Consolidated Financial Statements in Part I of this report and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding the Company’s stock repurchase plan during the three months ended March 31, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum number of Shares that may yet be Purchased Under the Plan (1)
1/1/14 to 1/31/14	106,020	$19.13	918,800	7,081,200
2/1/14 to 2/28/14	123,353	$19.17	1,042,153	6,957,847
3/1/14 to 3/31/14	33,043	$20.05	1,075,196	6,924,804

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

MYERS INDUSTRIES, INC.
April 28, 2014	By:	/s/ Greggory W. Branning
Greggory W. Branning
Senior Vice President, Chief Financial Officer and Corporate Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 12, 2013.
10(a)	Myers Industries, Inc. Amended and Restated Employee Stock Purchase Plan. Reference is made to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 2001.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.
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

10(m)	Amendment No. 2 to the 2008 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(u) to Form 10-K filed with the Commission on March 4, 2013.*
10(n)
Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and Gregg Branning dated September 1, 2012. Reference is made to Exhibit 10(s) to Form 10-Q filed with the Commission on May 1, 2013.*

10(o)	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
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

10(q)
Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., MYE Canada Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated December 13, 2013. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 17, 2013.

14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14 to Form 8-K filed with the Commission on March 11, 2014.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc. Reference is made to Exhibit 21 to Form 10-K filed with the Commission on March 11, 2014.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Greggory W. Branning, Senior Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of John C. Orr, President and Chief Executive Officer, and Gregg W. Branning, Executive Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on April 28, 2014, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the fiscal periods ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal periods ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended March 31, 2014 and 2013, (v) Condensed Consolidated Statement of Shareholders' Equity for the fiscal period ended March 31, 2014, and (vi) the Notes to Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.
**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.