Form 10-Q
period 2014-06-30
MYERS INDUSTRIES INC
filed 2014-08-04
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2014
Common Stock, without par value	31,714,738 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
		(Adjusted)		(Adjusted)
Net sales	$152,784	$153,623	$303,269	$298,567
Cost of sales	110,252	108,615	218,666	211,474
Gross profit	42,532	45,008	84,603	87,093
Selling, general and administrative expenses	31,246	32,387	64,434	64,360
Operating income	11,286	12,621	20,169	22,733
Interest expense, net	1,667	1,119	3,251	2,196
Income from continuing operations before income taxes	9,619	11,502	16,918	20,537
Income tax expense	3,292	4,097	5,828	7,336
Income from continuing operations	6,327	7,405	11,090	13,201
(Loss) income from discontinued operations, net of income taxes	(578)	907	(4,661)	2,994
Net income	$5,749	$8,312	$6,429	$16,195

Income per common share from continuing operations:
Basic	$0.20	$0.22	$0.34	$0.39
Diluted	$0.19	$0.22	$0.33	$0.39
(Loss) income per common share from discontinued operations:
Basic	$(0.02)	$0.03	$(0.14)	$0.09
Diluted	$(0.02)	$0.03	$(0.14)	$0.09
Net income per common share:
Basic	$0.18	$0.25	$0.20	$0.48
Diluted	$0.17	$0.25	$0.19	$0.48

Dividends declared per share	$0.13	$0.09	$0.26	$0.18

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$5,749	$8,312	$6,429	$16,195
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,804	(4,994)	2,858	(5,845)
Pension liability	—	—	—	(75)
Total other comprehensive income (loss), net of tax	2,804	(4,994)	2,858	(5,920)
Comprehensive income	$8,553	$3,318	$9,287	$10,275

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
(Dollars in thousands)

Assets	June 30, 2014	December 31, 2013
		(Adjusted)
Current Assets
Cash	$35,792	$6,539
Accounts receivable-less allowances of $1,404 and $1,314, respectively	86,324	74,932
Inventories
Finished and in-process products	42,087	34,337
Raw materials and supplies	22,647	18,786
	64,734	53,123
Prepaid expenses	9,037	5,492
Deferred income taxes	2,007	2,064
Assets held for sale	136,698	92,760
Total Current Assets	334,592	234,910
Other Assets
Goodwill	51,737	51,075
Patents and other intangible assets, net	13,309	14,255
Assets held for sale	—	67,808
Other	3,348	2,959
	68,394	136,097
Property, Plant and Equipment, at Cost
Land	3,111	3,082
Buildings and leasehold improvements	48,269	48,159
Machinery and equipment	302,692	294,537
	354,072	345,778
Less allowances for depreciation and amortization	(258,415)	(247,328)
Property, plant and equipment, net	95,657	98,450
Total Assets	$498,643	$469,457

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	June 30, 2014	December 31, 2013
		(Adjusted)
Current Liabilities
Accounts payable	$64,566	$68,897
Accrued expenses
Employee compensation	13,699	17,413
Income taxes	3,455	5,519
Taxes, other than income taxes	2,753	2,173
Accrued interest	2,491	103
Liabilities held for sale	31,674	40,044
Other	15,353	16,434
Total Current Liabilities	133,991	150,583
Long-term debt, net	137,734	44,347
Liabilities held for sale	—	9,455
Other liabilities	14,982	12,762
Deferred income taxes	16,617	16,803
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 31,712,621 and 33,572,778; net of treasury shares of 6,054,516 and 4,203,179, respectively)	19,190	20,313
Additional paid-in capital	226,484	266,276
Accumulated other comprehensive income	5,285	2,427
Retained deficit	(55,640)	(53,509)
Total Shareholders' Equity	195,319	235,507
Total Liabilities and Shareholders' Equity	$498,643	$469,457

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income	Retained Deficit
Balance at January 1, 2014	$20,313	$266,276	$2,427	$(53,509)
Net income	—	—	—	6,429
Net sales under option plans	101	1,961	—	—
Dividend reinvestment plan	2	62	—	—
Restricted stock vested	76	(76)	—	—
Restricted stock and stock option grants, net	9	1,574	—	—
Tax benefit from options	—	658	—	—
Foreign currency translation adjustment	—	—	2,858	—
Purchases for treasury-net	(1,286)	(43,113)	—	—
Stock contributions	6	194	—	—
Shares withheld for employee taxes on equity awards	(31)	(1,052)	—	—
Dividends declared - $.26 per share	—	—	—	(8,560)
Balance at June 30, 2014	$19,190	$226,484	$5,285	$(55,640)

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
		(Adjusted)
Cash Flows from Operating Activities
Net income	$6,429	$16,195
(Loss) income from discontinued operations, net of income taxes	(4,661)	2,994
Income from continuing operations	11,090	13,201
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	11,030	10,185
Amortization	1,461	1,645
Non-cash stock compensation	1,593	1,532
Provision for loss on accounts receivable	550	348
Deferred taxes	(73)	2,437
Other long-term liabilities	1,244	2,053
(Gain) loss from asset disposition	(139)	616
Tax benefit from options	(658)	(50)
Other	200	6
Payments on performance based compensation	(1,293)	(1,718)
Cash flows provided by (used for) working capital:
Accounts receivable	(10,386)	(7,143)
Inventories	(10,890)	(1,555)
Prepaid expenses	337	(1,361)
Accounts payable and accrued expenses	(10,892)	(6,566)
Net cash (used for) provided by operating activities-continuing operations	(6,826)	13,630
Net cash (used for) provided by operating activities-discontinued operations	(14,200)	16,507
Net cash (used for) provided by operating activities	(21,026)	30,137
Cash Flows from Investing Activities
Capital expenditures	(6,971)	(7,296)
Acquisition of business, net of cash acquired	—	(600)
Proceeds from sale of property, plant and equipment	85	—
Other	—	(11)
Net cash used for investing activities - continuing operations	(6,886)	(7,907)
Net cash provided by (used for) investing activities - discontinued operations	14,531	(2,920)
Net cash provided by (used for) investing activities	7,645	(10,827)
Cash Flows from Financing Activities
Proceeds from long-term debt	89,000	—
Net borrowing on credit facility	4,300	5,490
Cash dividends paid	(7,480)	(3,018)
Proceeds from issuance of common stock	2,126	3,261
Tax benefit from options	658	50
Repurchase of common stock	(44,399)	(3,298)
Shares withheld for employee taxes on equity awards	(1,083)	(684)
Deferred financing costs	(538)	—
Net cash provided by financing activities - continuing operations	42,584	1,801
Net cash used for financing activities - discontinued operations	—	(2,317)
Net cash provided by (used for) financing activities	42,584	(516)
Foreign Exchange Rate Effect on Cash	50	(484)
Net increase in cash	29,253	18,310
Cash at January 1	6,539	3,948
Cash at June 30	$35,792	$22,258
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$767	$971
Income taxes	$10,362	$7,422

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

1. Statement of Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2014, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2014.
Segment Realignment and Discontinued Operations

During the second quarter of 2014, the Company realigned its reportable segments as a result of organizational changes to better align its resources to support its ongoing business strategy. The realignment is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions. Historical segment information reflects the effect of this change. Our segment information is more fully described in Note 13. Historical information also reflects discontinued operations presentation for businesses disposed of or meeting the held for sale criteria as described in Note 12. Reclassifications of prior year amounts have been made in conformity with generally accepted accounting principles to conform to current year’s reporting presentation.

Recent Accounting Pronouncements Not Yet Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance is effective for the Company on January 1, 2015 and is to be applied prospectively. While early adoption is permitted, the Company plans to adopt this guidance on January 1, 2015. The Company is currently evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company on January 1, 2017. The Company is currently evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures.
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Fair Value Measurement
The Company follows guidance included in ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), for its financial assets and liabilities, as required. The guidance established a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value, established a framework for measuring fair value, and expanded disclosure requirements about such fair value measurements. The guidance did not require any new fair value measurements, but rather applied to all other accounting pronouncements that require or permit fair value measurements. Under ASC 820, the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:

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
The fair value of debt under the Company’s Loan Agreement approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At June 30, 2014, the fair value of the Company's $100.0 million fixed rate senior unsecured notes were estimated at $103.1 million. At December 31, 2013, the fair value of the Company's $11.0 million fixed rate senior unsecured notes were estimated at $10.8 million.
Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

Accumulated Other Comprehensive Income

The balances in the Company’s accumulated other comprehensive income ("AOCI") as of June 30, 2014 and June 30, 2013 are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2013	$12,784	$(2,141)	$10,643
Other comprehensive income before reclassifications	(851)	—	(851)
Amounts reclassified from accumulated other comprehensive income	—	(75)	(75)
Net current-period other comprehensive income	(851)	(75)	(926)
Balance at March 31, 2013	11,933	(2,216)	9,717
Other comprehensive income before reclassifications	(4,994)	—	(4,994)
Balance at June 30, 2013	$6,939	$(2,216)	$4,723

Balance at January 1, 2014	$3,493	$(1,066)	$2,427
Other comprehensive income before reclassifications	54	—	54
Balance at March 31, 2014	3,547	(1,066)	2,481
Other comprehensive income before reclassifications	2,804	—	2,804
Balance at June 30, 2014	$6,351	$(1,066)	$5,285

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

2. Inventories
Inventories are stated at the lower of cost or market. Approximately forty percent of the Company’s inventories use the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out ("FIFO") method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of June 30, 2014.

3. Other Accrued Expenses

Other accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013
Deposits and amounts due to customers	$4,660	$7,664
Dividends payable	4,255	3,174
Other accrued expenses	6,438	5,596
	$15,353	$16,434

4. Goodwill
The Company is required to test for impairment on at least an annual basis. In addition, the Company tests for impairment whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Such events may include, but are not limited to, significant changes in economic and competitive conditions, the impact of the economic environment on the Company's customer base or its businesses, or a material negative change in its relationships with significant customers. The Company conducts its annual impairment assessment as of October 1. Refer to Note 12 regarding assessment of fair value of our Lawn and Garden Segment as of June 30, 2014.
The carrying amount of goodwill at January 1, 2014 reflects our new reportable segments, more fully described in Note 13. The change in goodwill for the six months ended June 30, 2014 was as follows:

Segment	Balance at January 1, 2014	Foreign Currency Translation	Balance at June 30, 2014
Material Handling	$50,570	$662	$51,232
Distribution	505	—	505
	$51,075	$662	$51,737

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

5. Net Income Per Common Share
Net income per common share, as shown on the Condensed Consolidated Statements of Income (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding
Basic	32,425,994	33,559,398	32,892,864	33,529,004
Dilutive effect of stock options and restricted stock	536,796	318,554	494,245	368,958
Weighted average common shares outstanding diluted	32,962,790	33,877,952	33,387,109	33,897,962
Options to purchase 199,500 shares of common stock that were outstanding for both the three and six month periods ended June 30, 2014, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares. Options to purchase 470,000 shares of common stock that were outstanding for both the three and six month periods ended June 30, 2013, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares.

6. Restructuring

The charges related to various restructuring programs implemented by the Company are included in selling, general and administrative ("SG&A") expenses and cost of sales depending on the type of cost incurred. The restructuring charges for the three and six months ended June 30, 2014 and 2013 are presented in the following tables.

	Three Months Ended June 30,
	2014			2013
Segment	Cost of sales	Selling, general and administrative	Total	Cost of sales	Selling, general and administrative	Total
Distribution	$—	$268	$268	$—	$18	$18
Material Handling	77	30	107	15	—	15
Total	$77	$298	$375	$15	$18	$33

	Six Months Ended June 30,
	2014			2013
Segment	Cost of sales	Selling, general and administrative	Total	Cost of sales	Selling, general and administrative	Total
Distribution	$—	$760	$760	$—	$92	$92
Material Handling	77	30	107	177	48	225
Corporate	—	—	—	—	17	17
Total	$77	$790	$867	$177	$157	$334

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The accrued liability balance for severance and other exit costs associated with restructuring are presented in the following table.

	Severance and Personnel	Other Exit Costs	Total
Balance at January 1, 2013	$318	$—	$318
Provision	259	75	334
Less: Payments	(577)	(75)	(652)
Balance at June 30, 2013	$—	$—	$—

Balance at January 1, 2014	$—	$—	$—
Provision	797	70	867
Less: Payments	(797)	(70)	(867)
Balance at June 30, 2014	$—	$—	$—
In January 2014, the Distribution Segment announced the closing of its Canadian branches which operated under the name Myers Tire Supply International. The restructuring actions included closure, lease cancellation and employee related costs. The aggregate restructuring charges related to this plan through June 30, 2014 were approximately $0.8 million. Restructuring actions under the plan were substantially complete at June 30, 2014.

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
Stock compensation expense reduced income from continuing operations before taxes approximately $0.8 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively. Stock compensation expense reduced income from continuing operations before taxes approximately $1.6 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. These expenses are included in SG&A expenses in the accompanying Condensed Consolidated Statements of Income (Unaudited). Total unrecognized compensation cost related to non-vested share based compensation arrangements at June 30, 2014 was approximately $5.7 million which will be recognized over the next three years, as such compensation is earned.
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following table provides a summary of stock option activity for the period ended June 30, 2014:

	Shares	Average Exercise Price	Weighted Average Life
Outstanding at January 1, 2014	1,574,572	$12.14
Options granted	209,500	20.93
Options exercised	(167,333)	12.24
Canceled or forfeited	(33,785)	15.39
Outstanding at June 30, 2014	1,582,954	$13.22	6.14 years
Exercisable at June 30, 2014	1,131,117	$11.65	5.02 years

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of all stock options exercised during the three months ended June 30, 2014 and 2013 was approximately $0.2 million and $0.8 million, respectively. The total intrinsic value of all stock options exercised during both the six month periods ended June 30, 2014 and 2013 was approximately $1.4 million.
On March 7, 2014, 104,100 Restricted Stock Unit ("RSU") Awards were granted with a three year vesting period. The RSUs had a grant date fair value of $20.93 per share, which was the closing price of the common stock on the date of grant.
The following table provides a summary of combined RSU and restricted stock activity for the period ended June 30, 2014:

	Awards	Average Grant-Date Fair Value
Unvested at January 1, 2014	275,525
Granted	104,100	$20.93
Released	(123,829)	11.75
Canceled or forfeited	(16,300)	17.22
Unvested at June 30, 2014	239,496	$16.80
Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At June 30, 2014, restricted stock awards had vesting periods up through March 2017.

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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

As of the date of this disclosure, no formal claim or allegation relating to the New Idria Mine Site against the Company or its subsidiary Buckhorn, Inc. ("Buckhorn") has been received. However, since Buckhorn may be a potentially responsible party (“PRP”) at the New Idria Mercury Mine, the Company recognized an expense of $1.9 million, on an undiscounted basis, in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Payments of approximately $0.6 million have been incurred and charged against the reserve classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position as of June 30, 2014. As investigation and remediation proceed, it is likely that adjustments to the reserved expense will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required, the number and financial condition of other PRPs as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.
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

Other

Buckhorn and Schoeller Arca Systems, Inc. (“SAS”) were plaintiffs in a patent infringement lawsuit against Orbis Material Handling, Inc. (“Orbis”) for alleged breach by Orbis of an exclusive patent license agreement sold by SAS to Buckhorn. SAS is an affiliate of Schoeller Alibert, a global company that manufactures and sells plastic returnable packaging systems for material handling. In the course of the litigation, it was discovered that SAS had given a patent license agreement to a predecessor of Orbis that pre-dated the one that SAS sold to Buckhorn. As a result, judgment was entered in favor of Orbis, and the court awarded attorney fees and costs to Orbis in the amount of $3.1 million, plus interest. In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn. Although the range of exposure is $0 - $3.1 million, plus interest, Buckhorn’s responsibility as co-obligor is not specified. Buckhorn believes it is not responsible for any of the legal fee award because it is not a party to the Orbis license and therefore has not recognized an expense as of June 30, 2014 as no point within the above range of exposure is more probable of occurrence than another.
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

9. Long-Term Debt and Loan Agreement
Long-term debt consisted of the following:

	June 30,	December 31,
	2014	2013
Loan Agreement	$38,500	$34,200
4.67% Senior Unsecured Notes due 2021	40,000	—
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	—
5.45% Senior Unsecured Notes due 2026	20,000	—
	138,500	45,200
Less unamortized deferred financing fees	766	853
	$137,734	$44,347
On May 30, 2014, the Company entered into a First Amendment to the Fourth Amended and Restated Loan Agreement (the "Loan Amendment"). The Loan Amendment increased the senior revolving credit facility from $200 million to $300 million through December 2018 and provides for an additional subsidiary of the Company as a borrower and another subsidiary of the Company as a guarantor of the credit facility. As of June 30, 2014, the Company had $256.9 million available, reduced for letters of credit issued, under the Loan Agreement. The Company also had $4.6 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at June 30, 2014.
Long term debt at June 30, 2014 and December 31, 2013 includes $0.8 million and $0.9 million, respectively, of unamortized deferred financing costs, which are accounted for as debt valuation accounts.
On October 22, 2013, the Company entered into a note purchase agreement for the private placement of Senior Unsecured Notes totaling $100.0 million with a group of investors. The four series of notes are payable semiannually. Proceeds of $11.0 million under the note purchase agreement were received in December 2013, and the remaining proceeds of $89.0 million were received in January 2014.

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
Net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$70	$65	$140	$130
Expected return on assets	(93)	(83)	(185)	(166)
Amortization of actuarial net loss	11	28	22	56
Net periodic pension (benefit) cost	$(12)	$10	$(23)	$20
Company contributions	$72	$80	$152	$203
The Company anticipates contributions totaling $0.3 million to its pension plan for the full year of 2014.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

11. Income Taxes
The total amount of gross unrecognized tax benefit that would reduce the Company's effective tax rates at June 30, 2014 and June 30, 2013, was $1.5 million and $1.2 million, respectively. Accrued interest expense included within accrued income taxes in the Company's Condensed Consolidated Statements of Financial Position was approximately $0.1 million at both June 30, 2014 and December 31, 2013. The June 30, 2014 balance of unrecognized tax benefits includes approximately $0.4 million of unrecognized tax benefits for which it is reasonably possible that they will be recognized within the next twelve months.

As of June 30, 2014, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2010. The Company is subject to state and local examinations for tax years of 2009 through 2013. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2008 through 2013.

12. Discontinued Operations

During the quarter ended June 30, 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden Segment to allow it to focus resources on its core growth platforms. The Lawn and Garden Segment serves the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The business is available for sale in its present condition and it is anticipated that a sale will be completed within the next twelve months.

In addition, on June 20, 2014, the Company completed the sale of the assets and associated liabilities of its wholly-owned subsidiaries WEK Industries, Inc. and Whiteridge Plastics LLC (collectively “WEK”) for approximately $19.9 million, which includes a working capital adjustment of approximately $0.4 million based on the estimated level of working capital as of the closing date of the sale. Proceeds from the sale of WEK of approximately $1.0 million are held in escrow to be received in December 2015. The Company recorded a gain on the sale of WEK of approximately $2.4 million, net of tax of $1.3 million. WEK is a premier blow molder of custom engineered plastic components for the heavy truck, recreational vehicle, marine, appliance and consumer products industries. WEK was previously reported as part of our former Engineered Products Segment.

The Lawn and Garden Segment meets the held-for sale criteria under the requirements of ASC 360. The Company performed a fair value assessment in accordance with ASC 820, for its financial assets and liabilities included in discontinued operations. The Company’s assessment focused on whether it is more likely than not that the fair value of the Lawn and Garden Segment at June 30, 2014 was less than its carrying value. The Company used a combination of valuation techniques primarily using discounted cash flows to determine the fair value of its Lawn and Garden Segment and market based multiples as supporting evidence. The variables and assumptions used, all of which are level 3 fair value inputs, included the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions were determined separately based on the weighted average cost of capital determined for the Company’s Lawn and Garden Segment. In addition, we made certain judgments about the selection of comparable companies used in determining market multiples in valuing our Lawn and Garden Segment, as well as certain assumptions to allocate shared assets and liabilities to calculate values for that business. The underlying assumptions used were based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compared the fair value of the Lawn and Garden Segment to its respective carrying value, including related goodwill. Our estimate of the fair value of the Lawn and Garden Segment could change over time based on a variety of factors, including actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used. Since the estimated fair value less cost to sell for the Lawn and Garden Segment exceeded its carrying value as of June 30, 2014, no adjustments were made to its carrying value.

The Company has classified and accounted for the assets and liabilities of the Lawn and Garden Segment and WEK, for periods prior to the sale, as held for sale in the accompanying Condensed Consolidated Statements of Financial Position and their operating results, net of tax, as discontinued operations in the accompanying Condensed Consolidated Statements of Income (Unaudited) for all periods presented.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)
Summarized selected financial information for the Lawn and Garden Segment and WEK for the three and six months ended June 30, 2014 and 2013, are presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$46,372	$50,401	$104,677	$120,437
Income (loss) from discontinued operations before income taxes	$(4,427)	$500	$(10,666)	$3,618
Income tax expense (benefit)	(1,421)	(407)	(3,577)	624
Income (loss) from discontinued operations	(3,006)	907	(7,089)	2,994
Net gain (loss) on sale of discontinued operations, net of tax of $1.3 million	2,428	—	2,428	—
(Loss) income from discontinued operations	$(578)	$907	$(4,661)	$2,994

The assets and liabilities of discontinued operations are stated separately as of June 30, 2014 and December 31, 2013, in the Condensed Consolidated Statements of Financial Position (Unaudited) and are comprised of the following items:

	June 30,	December 31,
	2014	2013
Assets
Accounts receivable-net	$23,260	$37,527
Inventories	58,256	53,401
Prepaid expenses	1,820	1,682
Goodwill	9,361	9,567
Patents and other intangible assets, net	6,553	6,860
Property, plant and equipment, net	36,975	51,028
Other	473	503
Total Assets Held for Sale	$136,698	$160,568

Liabilities
Accounts payable	$21,570	$29,366
Accrued expenses and other liabilities	10,104	20,133
Total Liabilities Held for Sale	$31,674	$49,499

The Lawn and Garden Segment restructuring plan, announced in July 2013, detailed the closure of two manufacturing plants: one in Brantford, Ontario and the second in Waco, Texas. The restructuring actions include closure, relocation and employee related costs. Through June 30, 2014, the Lawn and Garden Segment has incurred approximately $13 million of charges under its restructuring plan. Restructuring actions under the plan were substantially completed at June 30, 2014.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Restructuring charges related to discontinued operations for the three and six months ended June 30, 2014 and 2013 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Severance and personnel	$166	$238	$1,168	$260
Other exit costs	648	497	3,274	879
Total	$814	$735	$4,442	$1,139

13. Segment Information

During the second quarter of 2014, the Company realigned its reportable segments as a result of organizational changes to better support its ongoing business strategy. The realignment is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions. Using the criteria of ASC 280, Segment Reporting, the Company currently manages its business under two operating segments: Material Handling and Distribution. Certain business units that formerly reported in the Engineered Products Segment are now part of the Material Handling and Distribution Segments. Historical segment information reflects the effect of these changes. Each of these operating segments is also a reportable segment under the ASC 280 criteria.

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

Material Handling

The Material Handling Segment includes a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products and rotationally-molded plastic tanks for water, fuel and waste handling. This segment conducts its primary operations in the United States, but also operates in Brazil and Canada. Markets served encompass various niches of industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both directly to end-users and through distributors.

Distribution

The Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair and the manufacture of tire repair and retreading products. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment operates domestically through sales offices, and four regional distribution centers in the United States and in foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

Discontinued Operations

During the quarter ended June 30, 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden Segment. As a result, the Company has classified and accounted for its assets and liabilities as held for sale and its operating results, net of tax, as discontinued operations for all periods presented.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

In addition, on June 20, 2014 the Company completed the sale of the assets and associated liabilities of WEK. As a result, the Company has classified and accounted for its assets and liabilities as held for sale and its operating results, net of tax, as discontinued operations for all periods presented through the date of sale. WEK was previously reported as part of our former Engineered Products Segment.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2014	2013	2014	2013
Material Handling	$103,046	$100,496	$209,723	$195,132
Distribution	49,789	53,211	93,672	103,617
Inter-company Sales	(51)	(84)	(126)	(182)
	$152,784	$153,623	$303,269	$298,567

	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) From Continuing Operations Before Income Taxes	2014	2013	2014	2013
Material Handling	$11,533	$13,358	$24,305	$24,840
Distribution	5,053	6,043	8,583	11,330
Corporate	(5,300)	(6,780)	(12,719)	(13,437)
Interest expense - net	(1,667)	(1,119)	(3,251)	(2,196)
	$9,619	$11,502	$16,918	$20,537

	June 30,	December 31,
Identifiable Assets	2014	2013
Material Handling	$249,146	$240,897
Distribution	66,910	63,340
Corporate	45,889	4,652
Discontinued operations	136,698	160,568
	$498,643	$469,457

14. Subsequent Event

On July 2, 2014, CA Acquisition Inc., a wholly-owned subsidiary of Myers Industries, Inc. completed the purchase of substantially all of the assets of Scepter Corporation and certain real property of SHI Properties Inc., both located in Scarborough, Ontario. Contemporaneously with the asset acquisition, Crown US Acquisition Company, another wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of all of the issued and outstanding membership interests of Eco One Leasing, LLC and Scepter Manufacturing, LLC, both located in Miami, Oklahoma. Eco One Leasing, LLC was subsequently merged into Scepter Manufacturing, LLC. The total purchase price for these acquisitions was approximately $157.0 million in cash, subject to adjustment for working capital and other specified items. The operating results of these acquisitions will subsequently be included in the Material Handling Segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the second quarter of 2014, the Company realigned its reportable segments as a result of organizational changes to better align its resources to support its ongoing business strategy. The realignment is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions. Historical segment information reflects the effect of this change. Historical information also reflects discontinued operations presentation for businesses disposed of or meeting the held for sale criteria.
Comparison of the Second Quarter of 2014 to the Second Quarter of 2013
Net Sales from Continuing Operations:

(dollars in millions)	Quarter Ended June 30,
Segment	2014	2013	Change	% Change
Material Handling	$103.0	$100.5	$2.5	2.5%
Distribution	49.8	53.2	(3.4)	(6.4%)
Inter-company Sales	—	(0.1)	0.1	—%
	$152.8	$153.6	$(0.8)	(0.5%)

Net sales for the quarter ended June 30, 2014 were $152.8 million, a decrease of $0.8 million or 0.5% compared to the same period in the prior year. The slight decrease in net sales was driven by lower sales volumes in our Distribution and Material Handling segments of $5.0 million and the effect of unfavorable foreign currency translation of $1.1 million, which was partially offset by higher pricing of $5.3 million to offset rising raw material costs.
Net sales in the Material Handling Segment increased $2.5 million or 2.5% in the second quarter of 2014 compared to the same period in the prior year. The increase in net sales between periods was due to improved pricing of $5.5 million in the agriculture market to help mitigate higher raw material costs. Sales were negatively impacted from lower sales volume of $1.8 million as a result of the economic slowdown in Brazil caused by the World Cup activities. Net sales were also negatively impacted by the effects of unfavorable currency translation of $1.2 million.
Net sales in the Distribution Segment decreased $3.4 million or 6.4% in the second quarter of 2014 compared to the same period in the prior year. The decrease in net sales between periods was primarily attributable to lower sales volume, due primarily to the closure of our Canadian branches in the first quarter of 2014 and lower custom sales.
Cost of Sales & Gross Profit from Continuing Operations:

(dollars in millions)	Quarter Ended June 30,
	2014	2013
Cost of sales	$110.3	$108.6
Gross profit	$42.5	$45.0
Gross profit as a percentage of net sales	27.8%	29.3%

Gross profit decreased in the second quarter of 2014 compared to the same period in the prior year primarily due to lower sales. Gross profit margin decreased to 27.8% in the second quarter of 2014 compared to 29.3% in the second quarter of the prior year. Although improved pricing offset higher raw material costs in the second quarter of 2014 compared to the same period in 2013, higher logistics costs in our Distribution Segment negatively impacted gross profit margin. Raw material costs, primarily resins, were, on average, approximately 13% higher for polypropylene and polyethylene for the three months ended June 30, 2014 compared to the same period in 2013.

Selling, General and Administrative Expenses from Continuing Operations:

(dollars in millions)	Quarter Ended June 30,
	2014	2013	Change	% Change
SG&A expenses	$31.2	$32.4	$(1.2)	(3.7%)
SG&A expenses as a percentage of net sales	20.5%	21.1%
Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2014 were $31.2 million, a decrease of $1.2 million or 3.7% compared to the second quarter in the prior year. The decrease in SG&A was due to lower employee-related compensation and benefit costs of $1.5 million and lower outside consulting costs, primarily related to our information technology initiatives, of $1.7 million in the second quarter of 2014 compared to the same period in 2013. The decrease was partially offset by higher freight of approximately $0.5 million. Restructuring and other related charges of $1.5 million, primarily severance, moving costs, lease cancellation expenses and transaction related expenses were included in SG&A for the quarter ended June 30, 2014. During the quarter ended June 30, 2013, the Company did not incur any restructuring or other related charges. Shipping and handling costs, including freight, are classified primarily as SG&A expenses.

Interest Expense from Continuing Operations:

(dollars in millions)	Quarter Ended June 30,
	2014	2013	Change	% Change
Net interest expense	$1.7	$1.1	$0.6	54.5%
Outstanding borrowings, net of deferred financing costs	$137.7	$96.0	$41.7
Average borrowing rate	4.49%	4.17%
Net interest expense in the second quarter of 2014 was $1.7 million compared to $1.1 million in the second quarter of 2013. The increase in net interest expense is due to higher average debt balance and average borrowing rate during the second quarter of 2014 compared to the same period in the prior year.

Income Taxes from Continuing Operations:

(dollars in millions)	Quarter Ended June 30,
	2014	2013
Income from continuing operations before income taxes	$9.6	$11.5
Income tax expense	$3.3	$4.1
Effective tax rate	34.2%	35.6%

The effective tax rate was 34.2% for the quarter ended June 30, 2014 compared to 35.6% in the prior year quarter. The lower effective tax rate is attributable to lower state taxes and a favorable impact from valuation allowances for the quarter ended June 30, 2014.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $0.6 million for the quarter ended June 30, 2014 compared to income from discontinued operations of $0.9 million in the prior year quarter. Discontinued operations are comprised of the Lawn and Garden Segment and WEK Industries, Inc. ("WEK").

Net sales from discontinued operations decreased $4.0 million or 8.0% for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. The decrease in net sales was due to lower sales volume of $4.1 million attributable to operational start-up issues related to our rationalization plan and the negative impact from the effect of unfavorable currency translation of $0.5 million. The decrease in net sales was partially offset by improved pricing of $0.6 million to help mitigate higher raw material costs.

Higher restructuring and other related charges of $3.2 million during the quarter ended June 30, 2014 compared to $1.4 million in the comparable prior year quarter negatively impacted the Lawn and Garden Segment.

Gain on sale of discontinued operations was $3.7 million, net of tax of $1.3 million, resulting in an after tax gain of $2.4 million related to the sale of WEK on June 20, 2014.
Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
Net Sales from Continuing Operations:

(dollars in millions)	Six Months Ended June 30,
Segment	2014	2013	Change	% Change
Material Handling	$209.7	$195.1	$14.6	7.5%
Distribution	93.7	103.6	(9.9)	(9.6%)
Inter-company Sales	(0.1)	(0.1)	—	—%
	$303.3	$298.6	$4.7	1.6%

Net sales for the six months ended June 30, 2014 were $303.3 million, an increase of $4.7 million or 1.6% compared to the same period in the prior year. The increase in net sales was driven by stronger sales volumes in our Material Handling Segment offset by lower sales volumes in our Distribution Segment. Improved pricing of $7.1 million and increased volume of $1.1 million were offset by the effect of unfavorable foreign currency translation of $3.5 million for the six months ended June 30, 2014 compared to the same period in the prior year.
Net sales in the Material Handling Segment increased $14.6 million or 7.5% for the six months ended June 30, 2014 compared to the same period in the prior year. The increase in net sales between periods was due to higher sales volume of $10.6 million, driven by sales in the food processing and agriculture end markets, as well as improved pricing of $7.4 million to help mitigate higher raw material costs. These increases were partially offset by unfavorable currency translation of $3.4 million.
Net sales in the Distribution Segment decreased $9.9 million or 9.6% for the six months ended June 30, 2014 compared to the same period in the prior year. The decrease in net sales between periods was primarily attributable to lower sales volume in custom sales, logistical issues and the Canadian branch closures that took place in the first quarter of 2014.
Cost of Sales & Gross Profit from Continuing Operations:

(dollars in millions)	Six Months Ended June 30,
	2014	2013
Cost of sales	$218.7	$211.5
Gross profit	$84.6	$87.1
Gross profit as a percentage of net sales	27.9%	29.2%

Gross profit margin decreased to 27.9% for the six months ended June 30, 2014 compared to 29.2% in the prior year. Higher raw material costs during the six months ended June 30, 2014 compared to the same period in 2013 negatively impacted gross profit. Raw material costs, primarily resins, were, on average, approximately 12% higher for polypropylene and polyethylene for the six months ended June 30, 2014 compared to the same period in 2013.
Selling, General and Administrative Expenses from Continuing Operations:

(dollars in millions)	Six Months Ended June 30,
	2014	2013	Change	% Change
SG&A expenses	$64.4	$64.4	$—	—%
SG&A expenses as a percentage of net sales	21.2%	21.6%

SG&A expenses for both the six month period ended June 30, 2014 and 2013 were $64.4 million. A decrease in outside consulting costs of approximately $2.6 million was offset by higher freight costs of $0.7 million and restructuring and other related charges of $2.0 million, primarily severance, facility closures and transaction related expenses which were recorded in SG&A in the first six months of 2014 compared to $0.1 million for the same period in the prior year. Shipping and handling costs, including freight, are classified primarily as SG&A expenses.

Interest Expense from Continuing Operations:

(dollars in millions)	Six Months Ended June 30,
	2014	2013	Change	% Change
Net interest expense	$3.3	$2.2	$1.1	50.0%
Outstanding borrowings, net of deferred financing costs	$137.7	$96.0	$41.7
Average borrowing rate	4.94%	4.35%
Net interest expense for the six months ended June 30, 2014 was $3.3 million compared to $2.2 million compared to the same period in the prior year. The increase in net interest expense is due to higher average debt balance and average borrowing rate during the six months ended June 30, 2014 compared to the same period in the prior year. The increase in outstanding borrowings at June 30, 2014 compared to June 30, 2013 was primarily due to the additional borrowings outstanding relating to our senior unsecured notes offset by a lower balance outstanding under our credit facility.

Income Taxes from Continuing Operations:

(dollars in millions)	Six Months Ended June 30,
	2014	2013
Income from continuing operations before income taxes	$16.9	$20.5
Income tax expense	$5.8	$7.3
Effective tax rate	34.5%	35.7%

The effective tax rate was 34.5% for the six months ended June 30, 2014 compared to 35.7% in the same period of the prior year. The lower effective tax rate is attributable to lower state taxes and a favorable impact from valuation allowances for the six months ended June 30, 2014.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $4.7 million for the six months ended June 30, 2014 compared to income from discontinued operations of $3.0 million in the comparable prior year period. Discontinued operations are comprised of the Lawn and Garden Segment and WEK.

Net sales from discontinued operations decreased $15.8 million or 13.1% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in net sales was due to lower sales volume of $15.3 million attributable to weather conditions, transportation issues and operational start-up issues related to our rationalization plan and the negative impact from the effect of unfavorable currency translation of $2.4 million. The decrease in net sales was partially offset by improved pricing of $1.9 million to help mitigate higher raw material costs.

Higher restructuring and other related charges of $10.1 million during the six months ended June 30, 2014 compared to $1.8 million in the comparable prior period negatively impacted the Lawn and Garden Segment.

Gain on sale of discontinued operations was $3.7 million, net of tax of $1.3 million, resulting in an after tax gain of $2.4 million related to the sale of WEK on June 20, 2014.

Liquidity and Capital Resources
Cash used for operating activities from continuing operations was $6.8 million for the six months ended June 30, 2014 compared to cash provided by operating activities from continuing operations of $13.6 million for the six months ended June 30, 2013. The primary use of cash for operating activities from continuing operations for the six months ended June 30, 2014 and 2013, was $31.8 million and $16.6 million, respectively, for working capital. The increase in cash used from continuing operations during the six months ended June 30, 2014 was due to the timing of payments made on accounts payable and other liabilities. Stronger sales at the end of the second quarter of 2014 resulted in a higher accounts receivable balance at June 30, 2014 compared to the prior year. Increased inventory in the second quarter of 2014 as compared to the prior year quarter also contributed to a use of cash from continuing operations. Depreciation and amortization costs from continuing operations were $12.5 million in the six months ended June 30, 2014, compared to $11.8 million for the six months ended June 30, 2013. The higher depreciation and amortization is attributable to the higher level of assets placed in service over the past several years.
Cash used for operating activities from discontinued operations was $14.2 million for the six months ended June 30, 2014 compared to cash provided by operating activities from discontinued operations of $16.5 million for the six months ended June 30, 2013. The primary use of cash for operating activities from discontinued operations for the six months ended June 30, 2014 was $12.9 million used for working capital compared to $7.3 million provided by working capital for the six months ended June 30, 2013. Depreciation and amortization costs from discontinued operations were $6.5 million for the six months ended June 30, 2014 compared to $6.4 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company recorded a pre-tax gain on sale of WEK of approximately $3.7 million.
Cash used for investing activities for continuing operations for the six months ended June 30, 2014 were $6.9 million compared to $7.9 million for the six months ended June 30, 2013. Capital expenditures from continuing operations for the six months ended June 30, 2014 were $7.0 million compared to $7.3 million for the same period in the prior year. Full year capital expenditures are expected to be approximately $30 million, the majority of which are expected to be allocated to growth and productivity projects. During the six months ended June 30, 2013, the Company purchased an equity interest in a non-consolidated subsidiary, included in the Distribution Segment, for approximately $0.6 million.
Cash provided by investing activities from discontinued operations for the six months ended June 30, 2014 were $14.5 million compared to cash used by investing activities for discontinued operations of $2.9 million for the six months ended June 30, 2013. Capital expenditures from discontinued operations for the six months ended June 30, 2014 were $4.5 million compared to $2.9 million for the same period in the prior year. During the six months ended June 30, 2014, the Company received cash proceeds of $19.0 million relating to the sale of WEK on June 20, 2014.
For the six months ended June 30, 2014, the Company used cash of $44.4 million to purchase 2,128,524 shares of its own stock under a share repurchase plan, of which 1,866,108 shares were purchased in the second quarter of 2014, compared to $3.3 million to purchase 237,783 shares of its own stock for the six months ended June 30, 2013. The Company used cash of $7.5 million to pay its fourth quarter 2013 and first quarter 2014 dividends during the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company used cash of $3.0 million to pay its first quarter 2013 dividends declared. During 2012, the Company accelerated its fourth quarter dividend payment to reduce the tax impact for its shareholders which resulted in the payment in December 2012 rather than in 2013.
Debt, net of cash and unamortized deferred financing fees at June 30, 2014 was approximately $101.9 million compared to $37.8 million at December 31, 2013. The increase in debt between periods was due to cash proceeds of $89.0 million from our senior unsecured note purchase agreement and net additional borrowings under our amended Loan Agreement of $4.3 million during the six month period ended June 30, 2014.
As of June 30, 2014, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest and taxes divided by interest expense), and a leverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt). The ratios as of and for the period ended June 30, 2014 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	15.49
Leverage Ratio	3.25 to 1 (maximum)	1.65

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including strategic initiatives, capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Recent Accounting Pronouncements Not Yet Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance is effective for the Company on January 1, 2015 and is to be applied prospectively. While early adoption is permitted, the Company plans to adopt this guidance on January 1, 2015. The Company is currently evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company on January 1, 2017. The Company is currently evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at June 30, 2014, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.4 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States ("U.S."). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the ending of a reporting period. At June 30, 2014, the Company had no foreign currency arrangements or contracts in place.
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
Changes in Internal Control Over Financial Reporting
We are undertaking a phased approach to implementation of enterprise resource planning systems in our Material Handling Segment and at Corporate, a significant portion of which is expected to be completed by the end of 2014, with the balance to be completed in 2015. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding the Company’s stock repurchase plan during the three months ended June 30, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum number of Shares that may yet be Purchased Under the Plan (1)
4/1/14 to 4/30/14	783,224	$22.35	1,858,420	6,141,580
5/1/14 to 5/31/14	1,082,884	$20.13	2,941,304	5,058,696
6/1/14 to 6/30/14	—	$—	2,941,304	5,058,696

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

MYERS INDUSTRIES, INC.
August 4, 2014	By:	/s/ Greggory W. Branning
Greggory W. Branning
Senior Vice President, Chief Financial Officer and Corporate Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

2(a)
Asset Purchase Agreement, dated as of May 30, 2014, among Scepter Corporation, SHI Properties Inc., CA Acquisition Inc., and Myers Industries, Inc. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on July 7, 2014.**

2(b)
Unit Purchase Agreement, dated as of May 30, 2014, among Eco One Holdings, Inc., Crown US Acquisition Company, and Myers Industries, Inc. Reference is made to Exhibit 2.2 to Form 8-K filed with the Commission on July 7, 2014.**

2(c)
Indemnification Agreement, dated as of May 30, 2014 among Scepter Corporation, SHI Properties Inc., Eco One Holdings, Inc., Crown US Acquisition Company, and CA Acquisition Inc. Reference is made to Exhibit 2.3 to Form 8-K filed with the Commission on July 7, 2014.**

2(d)
First Amendment to the Asset Purchase Agreement, Unit Purchase Agreement and Indemnification Agreement, dated as of July 2, 2014, among Scepter Corporation, SHI Properties Inc., CA Acquisition Inc., Eco One Holdings, Inc., Crown US Acquisition Company, and Myers Industries, Inc. Reference is made to Exhibit 2.4 to Form 8-K filed with the Commission on July 7, 2014.**

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

10(r)
First Amendment to Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., the foreign subsidiary borrowers, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated May 30, 2014. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 4, 2014.

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

101
The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 4, 2014, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the fiscal periods ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal periods ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended June 30, 2014 and 2013, (v) Condensed Consolidated Statement of Shareholders' Equity for the fiscal period ended June 30, 2014, and (vi) the Notes to Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.
**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.