Form 10-Q
period 2014-09-30
MYERS INDUSTRIES INC
filed 2014-10-30
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2014
Common Stock, without par value	31,511,839 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
		(Adjusted)		(Adjusted)
Net sales	$162,109	$141,442	$465,378	$440,009
Cost of sales	122,148	98,924	340,814	310,398
Gross profit	39,961	42,518	124,564	129,611
Selling, general and administrative expenses	42,639	30,253	107,073	94,613
Operating income (loss)	(2,678)	12,265	17,491	34,998
Interest expense, net	2,637	1,113	5,888	3,309
Income (loss) from continuing operations before income taxes	(5,315)	11,152	11,603	31,689
Income tax expense (benefit)	(1,697)	4,293	4,131	11,629
Income (loss) from continuing operations	(3,618)	6,859	7,472	20,060
Income (loss) from discontinued operations, net of income taxes	875	(371)	(3,786)	2,623
Net income (loss)	$(2,743)	$6,488	$3,686	$22,683

Income (loss) per common share from continuing operations:
Basic	$(0.11)	$0.20	$0.23	$0.60
Diluted	$(0.11)	$0.20	$0.23	$0.59
Income (loss) per common share from discontinued operations:
Basic	$0.02	$(0.01)	$(0.12)	$0.08
Diluted	$0.02	$(0.01)	$(0.12)	$0.08
Net income (loss) per common share:
Basic	$(0.09)	$0.19	$0.11	$0.68
Diluted	$(0.09)	$0.19	$0.11	$0.67

Dividends declared per share	$0.13	$0.09	$0.39	$0.27

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(2,743)	$6,488	$3,686	$22,683
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,638)	255	(6,780)	(5,590)
Pension liability	—	—	—	(75)
Total other comprehensive income (loss), net of tax	(9,638)	255	(6,780)	(5,665)
Comprehensive income (loss)	$(12,381)	$6,743	$(3,094)	$17,018

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
(Dollars in thousands)

Assets	September 30, 2014	December 31, 2013
		(Adjusted)
Current Assets
Cash	$8,358	$6,539
Accounts receivable-less allowances of $1,019 and $1,314, respectively	99,460	74,932
Inventories
Finished and in-process products	53,441	34,337
Raw materials and supplies	28,208	18,786
	81,649	53,123
Prepaid expenses	8,477	5,492
Income taxes refundable	4,035	—
Deferred income taxes	2,228	2,064
Assets held for sale	140,815	92,760
Total Current Assets	345,022	234,910
Other Assets
Goodwill	70,203	51,075
Patents and other intangible assets, net	75,846	14,255
Assets held for sale	—	67,808
Other	4,300	2,959
	150,349	136,097
Property, Plant and Equipment, at Cost
Land	2,957	3,082
Buildings and leasehold improvements	45,021	48,159
Machinery and equipment	346,959	294,537
	394,937	345,778
Less allowances for depreciation and amortization	(260,363)	(247,328)
Property, plant and equipment, net	134,574	98,450
Total Assets	$629,945	$469,457

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	September 30, 2014	December 31, 2013
		(Adjusted)
Current Liabilities
Accounts payable	$66,298	$68,897
Accrued expenses
Employee compensation	19,387	17,413
Income taxes	—	5,519
Taxes, other than income taxes	2,686	2,173
Accrued interest	1,940	103
Liabilities held for sale	34,989	40,044
Other	18,944	16,434
Total Current Liabilities	144,244	150,583
Long-term debt, net	276,867	44,347
Liabilities held for sale	—	7,825
Other liabilities	13,893	14,687
Deferred income taxes	18,939	16,508
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 31,539,664 and 33,572,778; after deducting treasury shares of 6,227,473 and 4,203,179, respectively)	19,085	20,313
Additional paid-in capital	223,788	266,276
Accumulated other comprehensive (loss) income	(4,353)	2,427
Retained deficit	(62,518)	(53,509)
Total Shareholders' Equity	176,002	235,507
Total Liabilities and Shareholders' Equity	$629,945	$469,457

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Income (Loss)	Retained Deficit
Balance at January 1, 2014	$20,313	$266,276	$2,427	$(53,509)
Net income	—	—	—	3,686
Net sales under option plans	119	2,305	—	—
Dividend reinvestment plan	3	97	—	—
Restricted stock vested	76	(76)	—	—
Restricted stock and stock option grants, net	9	2,259	—	—
Tax benefit from options	—	681	—	—
Foreign currency translation adjustment	—	—	(6,780)	—
Purchases for treasury-net	(1,410)	(46,896)	—	—
Stock contributions	6	194	—	—
Shares withheld for employee taxes on equity awards	(31)	(1,052)	—	—
Dividends declared - $.39 per share	—	—	—	(12,695)
Balance at September 30, 2014	$19,085	$223,788	$(4,353)	$(62,518)

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
		(Adjusted)
Cash Flows from Operating Activities
Net income	$3,686	$22,683
(Loss) income from discontinued operations, net of income taxes	(3,786)	2,623
Income from continuing operations	7,472	20,060
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	17,749	15,310
Amortization	4,275	2,355
Non-cash stock compensation	2,413	2,142
Provision for loss on accounts receivable	560	396
Deferred income taxes	3,073	2,348
Other long-term liabilities	1,422	1,757
(Gain) loss from asset dispositions	(229)	615
Tax benefit from options	(681)	(167)
Other	200	202
Payments on performance based compensation	(1,293)	(1,719)
Cash flows provided by (used for) working capital, net of effect of acquisitions:
Accounts receivable	(5,584)	(7,605)
Inventories	(15,446)	(5,175)
Prepaid expenses and other current assets	(8,933)	(1,820)
Accounts payable and accrued expenses	(7,828)	602
Net cash (used for) provided by operating activities-continuing operations	(2,830)	29,301
Net cash (used for) provided by operating activities-discontinued operations	(14,054)	17,542
Net cash (used for) provided by operating activities	(16,884)	46,843
Cash Flows from Investing Activities
Capital expenditures	(10,860)	(13,464)
Acquisition of business, net of cash acquired	(157,811)	(600)
Proceeds from sale of property, plant and equipment	548	—
Other	—	(68)
Net cash used for investing activities - continuing operations	(168,123)	(14,132)
Net cash provided by (used for) investing activities - discontinued operations	12,876	(5,607)
Net cash used for investing activities	(155,247)	(19,739)
Cash Flows from Financing Activities
Proceeds from long-term debt	89,000	—
Net borrowing on credit facility	143,390	(15,007)
Cash dividends paid	(11,602)	(6,046)
Proceeds from issuance of common stock	2,524	5,765
Tax benefit from options	681	167
Repurchase of common stock	(48,306)	(5,271)
Shares withheld for employee taxes on equity awards	(1,083)	(684)
Deferred financing costs	(543)	—
Net cash provided by (used for) financing activities - continuing operations	174,061	(21,076)
Net cash used for financing activities - discontinued operations	—	(2,317)
Net cash provided by (used for) financing activities	174,061	(23,393)
Foreign Exchange Rate Effect on Cash	(111)	(655)
Net increase in cash	1,819	3,056
Cash at January 1	6,539	3,948
Cash at September 30	$8,358	$7,004
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$3,910	$2,629
Income taxes	$10,910	$9,776

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2014, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2014.
Segment Realignment and Discontinued Operations

During the second quarter of 2014, the Company realigned its reportable segments as a result of organizational changes to better align its resources to support its ongoing business strategy. The realignment is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions. Historical segment information has been adjusted to reflect the effect of this change. Our segment information is more fully described in Note 15. Historical information also reflects discontinued operations presentation for businesses disposed of or meeting the held for sale criteria as described in Note 3. Reclassifications of prior year amounts have been made in conformity with generally accepted accounting principles to conform to current year’s reporting presentation.

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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. Under ASU 2014-15, management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s financial statement disclosures.

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
The fair value of debt under the Company’s Loan Agreement approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At September 30, 2014, the fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $103.8 million. At December 31, 2013, the fair value of the Company's $11.0 million fixed rate senior unsecured notes was estimated at $10.8 million.
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income

The balances in the Company’s accumulated other comprehensive income ("AOCI") as of September 30, 2014 and September 30, 2013 are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2013	$12,784	$(2,141)	$10,643
Other comprehensive income before reclassifications	(851)	—	(851)
Amounts reclassified from accumulated other comprehensive income	—	(75)	(75)
Net current-period other comprehensive income	(851)	(75)	(926)
Balance at March 31, 2013	11,933	(2,216)	9,717
Other comprehensive income before reclassifications	(4,994)	—	(4,994)
Balance at June 30, 2013	6,939	(2,216)	4,723
Other comprehensive income before reclassifications	255	—	255
Balance at September 30, 2013	$7,194	$(2,216)	$4,978

Balance at January 1, 2014	$3,493	$(1,066)	$2,427
Other comprehensive income before reclassifications	54	—	54
Balance at March 31, 2014	3,547	(1,066)	2,481
Other comprehensive income before reclassifications	2,804	—	2,804
Balance at June 30, 2014	6,351	(1,066)	5,285
Other comprehensive income before reclassifications	(9,638)	—	(9,638)
Balance at September 30, 2014	$(3,287)	$(1,066)	$(4,353)
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

2. Acquisition

On July 2, 2014, CA Acquisition Inc., now known as Scepter Canada Inc., and a wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of substantially all of the assets and assumption of certain liabilities of Scepter Corporation and certain real property of SHI Properties Inc., both located in Scarborough, Ontario, Canada. Contemporaneously with the asset acquisition, Crown US Acquisition Company, now known as Scepter US Holding Company, and another wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of all of the issued and outstanding membership interests of Eco One Leasing, LLC and Scepter Manufacturing, LLC, both located in Miami, Oklahoma. Eco One Leasing, LLC was subsequently merged into Scepter Manufacturing, LLC. The total purchase price for these acquisitions (collectively, “Scepter”) was approximately $157.8 million in cash, which includes an estimated working capital adjustment of $0.8 million subject to further adjustment based on the final working capital and other specified items. The acquisition of Scepter was funded from net proceeds from additional borrowings of approximately $135.3 million under the Fourth Amended and Restated Loan Agreement and cash on hand of $22.5 million.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The acquisition of Scepter strengthens and expands the Company's position as an industry leading producer of portable marine fuel containers, portable fuel and water containers and accessories, ammunition containers, storage totes and environmental bins for the marine, military, consumer and industrial markets. The acquisition of Scepter is consistent with the Company's business strategy and the products fit well with the Company's overall portfolio. The operating results of Scepter have been included within our Condensed Consolidated Statement of Income (Unaudited) and within the Company's Material Handling Segment since the date of acquisition. The Condensed Consolidated Statements of Income (Unaudited) for the Company for the three and nine months ended September 30, 2014 include net sales of $21.6 million and an operating loss of $5.2 million related to Scepter. Included in Scepter's operating results for the three months ended September 30, 2014 were approximately $3.0 million in transactional costs and $2.3 million of inventory purchase accounting fair value adjustments charged to cost of sales as the inventory was sold. Total transactional costs incurred relating to the Scepter acquisition were approximately $3.6 million for the nine months ended September 30, 2014 and are included in general and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).
The Company accounted for the acquisition of Scepter using the acquisition method of accounting, which requires among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As of September 30, 2014, the entire purchase price allocation is preliminary. The Company has received a preliminary third-party valuation of certain tangible and intangible assets of Scepter and, therefore, the values attributed to those acquired assets in the condensed consolidated financial statements are subject to adjustment. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional adjustments will be recorded during the measurement period.
Scepters assets and liabilities are recorded at fair value as of the date of acquisition using primarily level 3 fair value inputs. The purchase consideration, related preliminary estimated allocations, and resulting excess over fair value of net assets acquired are as follows:

Assets acquired:
Current assets	$34,572
Property, plant and equipment	44,613
Intangible assets	66,500
Assets acquired	$145,685

Liabilities assumed:
Current liabilities	$8,877
Total liabilities assumed	8,877

Goodwill	21,003
Total consideration	$157,811
Goodwill is calculated as the excess of the consideration transferred over the assets acquired and liabilities assumed and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company expects that approximately $21.0 million of goodwill recognized for the acquisition will be deductible for tax purposes.
Identifiable intangible assets acquired in connection with the acquisition of Scepter are as follows:

		Estimated
	Fair Value	Useful Life	Valuation Method
Intangible assets not subject to amortization:
Trademarks and trade names	$8,900		Relief from royalty

Intangible assets subject to amortization:
Technology	22,300	10 years	Relief from royalty
Customer relationships	35,300	6 years	Multi-period excess earnings
	57,600
Total	$66,500

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following unaudited pro forma information presents a summary of the consolidated results of operations for the Company as if the acquisition of Scepter had occurred on January 1, 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$162,109	$165,642	$516,774	$515,605

Income from continuing operations	$357	$7,688	$14,717	$19,679

Income per share from continuing operations:
Basic	$0.01	$0.23	$0.45	$0.59
Diluted	$0.01	$0.22	$0.45	$0.58
The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of Scepter and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of January 1, 2013. The pro forma results reflect the business combination accounting effects from the acquisition including amortization charges from the acquired intangible assets, inventory purchase accounting adjustments charged to cost of sales as the inventory is sold and increased interest expense associated with debt incurred to fund the acquisition. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.

3. Discontinued Operations

On June 20, 2014, the Company completed the sale of the assets and associated liabilities of its wholly-owned subsidiaries WEK Industries, Inc. and Whiteridge Plastics LLC (collectively “WEK”) for approximately $19.9 million, which includes a working capital adjustment of approximately $0.4 million based on the estimated level of working capital as of the closing date of the sale. Of the total proceeds from the sale of WEK, approximately $1.0 million are held in escrow to be received in December 2015. The Company recorded a gain on the sale of WEK of approximately $2.4 million, net of tax of $1.3 million. WEK is a premier blow molder of custom engineered plastic components for the heavy truck, recreational vehicle, marine, appliance and consumer products industries. WEK was previously reported as part of our former Engineered Products Segment.

In addition, during the second quarter of 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden Segment to allow it to focus resources on its core growth platforms. The Lawn and Garden Segment serves the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The business is available for sale in its present condition and it is anticipated that a sale will be completed by the end of the second quarter of 2015.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

The Lawn and Garden Segment meets the held-for sale criteria under the requirements of ASC 360. The Company performed a fair value assessment in accordance with ASC 820 for its financial assets and liabilities included in discontinued operations. The Company’s assessment focused on whether it is more likely than not that the fair value of the Lawn and Garden Segment at September 30, 2014 was less than its carrying value. The Company used a combination of valuation techniques primarily using discounted cash flows to determine the fair value of its Lawn and Garden Segment and market based multiples as supporting evidence. The variables and assumptions used, all of which are level 3 fair value inputs, included the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions were determined separately based on the weighted average cost of capital determined for the Company’s Lawn and Garden Segment. In addition, we made certain judgments about the selection of comparable companies used in determining market multiples in valuing our Lawn and Garden Segment, as well as certain assumptions to allocate shared assets and liabilities to calculate values for that business. The underlying assumptions used were based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compared the fair value of the Lawn and Garden Segment to its respective carrying value, including related goodwill. Our estimate of the fair value of the Lawn and Garden Segment could change over time based on a variety of factors, including actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used. Since the estimated fair value less cost to sell for the Lawn and Garden Segment exceeded its carrying value as of September 30, 2014, no adjustments were made to its carrying value.

The Company has classified and accounted for the assets and liabilities of the Lawn and Garden Segment and WEK, for periods prior to the sale, as held for sale in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and their operating results, net of tax, as discontinued operations in the accompanying Condensed Consolidated Statements of Income (Unaudited) for all periods presented.
Summarized selected financial information for the Lawn and Garden Segment and WEK for the three and nine months ended September 30, 2014 and 2013, are presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014*	2013
Net sales	$44,957	$53,478	$149,634	$173,916
Income (loss) from discontinued operations before income taxes	$758	$(188)	$(9,908)	$3,430
Income tax expense (benefit)	(117)	183	(3,694)	807
Income (loss) from discontinued operations	875	(371)	(6,214)	2,623
Net gain on sale of discontinued operations, net of tax of $1.3 million	—	—	2,428	—
Income (loss) from discontinued operations	$875	$(371)	$(3,786)	$2,623

* Includes WEK operating results through June 20, 2014.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
The assets and liabilities of discontinued operations are stated separately as of September 30, 2014 and December 31, 2013, in the Condensed Consolidated Statements of Financial Position (Unaudited) and are comprised of the following items:

	September 30,	December 31,
	2014	2013
Assets
Accounts receivable-net	$26,256	$37,527
Inventories	56,809	53,401
Prepaid expenses and other current assets	1,417	1,832
Income taxes refundable	1,889	—
Goodwill	9,220	9,567
Patents and other intangible assets, net	6,262	6,860
Property, plant and equipment, net	38,219	51,028
Other	743	353
Total Assets Held for Sale	$140,815	$160,568

Liabilities
Accounts payable	$22,658	$29,366
Accrued expenses and other liabilities	12,331	18,503
Total Liabilities Held for Sale	$34,989	$47,869

The Lawn and Garden Segment restructuring plan, announced in July 2013, detailed the closure of two manufacturing plants: one in Brantford, Ontario and the second in Waco, Texas. The restructuring actions include closure, relocation and employee related costs. Through September 30, 2014, the Lawn and Garden Segment has incurred approximately $14 million of charges under its restructuring plan. Restructuring actions under the plan have been completed.

Restructuring charges related to discontinued operations for the three and nine months ended September 30, 2014 and 2013 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Severance and personnel	$428	$50	$1,596	$310
Other exit costs	187	943	3,461	1,822
Total	$615	$993	$5,057	$2,132

4. Accounts Receivable Factoring

During the third quarter of 2014, the Company’s wholly-owned subsidiaries Plasticos Novel Do Nordeste S.A. and Plasticos Novel Do Parana S.A. (collectively, "Novel") entered into a factoring agreement to sell, without recourse, certain of their Brazilian real -based trade accounts receivables to an unrelated third party financial institution as part of its working capital management. The sale of these receivables accelerated the collection of the Company's cash and reduced credit exposure. Under the terms of the factoring agreement, the Company retains no rights or interest, has no obligations with respect to the sold receivables, and does not service the receivables after the sale. As such, the factoring of trade receivables under this agreement is accounted for as a sale. The Company accounts for its trade accounts receivable factoring program as required under ASC 860, Transfers and Servicing. During the quarter, $8.1 million of trade accounts receivables had been sold under the terms of the factoring agreement for cash proceeds of $7.9 million. The receivables sold pursuant to the factoring agreement have been

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

recorded as a reduction of trade accounts receivable and as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. The Company pays an administrative fee based on the dollar value of receivables sold. Administrative fees related to this program for the period ended September 30, 2014 were $0.2 million and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

5. Inventories
Inventories are stated at the lower of cost or market. Approximately forty percent of the Company’s inventories use the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out ("FIFO") method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of September 30, 2014.

6. Other Accrued Expenses

Other accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013
Deposits and amounts due to customers	$5,295	$7,664
Dividends payable	4,268	3,174
Accrued legal and professional fees	500	289
Other accrued expenses	8,881	5,307
	$18,944	$16,434

7. Goodwill and Intangible Assets
The Company is required to test for impairment on at least an annual basis. In addition, the Company tests for impairment whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Such events may include, but are not limited to, significant changes in economic and competitive conditions, the impact of the economic environment on the Company's customer base or its businesses, or a material negative change in its relationships with significant customers. The Company conducts its annual impairment assessment as of October 1. Refer to Note 3 regarding assessment of fair value of our Lawn and Garden Segment as of September 30, 2014.
The carrying amount of goodwill at January 1, 2014 reflects our new reportable segments, more fully described in Note 15. The change in goodwill for the nine months ended September 30, 2014 was as follows:

Segment	Balance at January 1, 2014	Acquisitions	Foreign Currency Translation	Balance at September 30, 2014
Material Handling	$50,570	$21,003	$(1,875)	$69,698
Distribution	505	—	—	505
	$51,075	$21,003	$(1,875)	$70,203
Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite lived trade names which had a carrying value of $11.4 million and $2.5 million at September 30, 2014 and December 31, 2013, respectively. The estimated annual amortization expense for intangible assets with finite lives is $6.6 million for 2014, $10.6 million in 2015; $10.5 million in 2016; $9.5 million in 2017, $9.0 million in 2018 and $8.6 million in 2019.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)
Intangible assets at September 30, 2014 and December 31, 2013 consisted of the following:

		September 30, 2014			December 31, 2013
	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade Names	5.6	$11,640	$(102)	$11,538	$2,789	$(78)	$2,711
Customer Relationships	5.4	42,290	(6,479)	35,811	7,968	(4,515)	3,453
Technology	9.3	27,746	(1,885)	25,861	5,502	(918)	4,584
Patents	2.4	10,900	(8,266)	2,634	10,900	(7,448)	3,452
Non-Compete	1.4	150	(148)	2	150	(95)	55
		$92,726	$(16,880)	$75,846	$27,309	$(13,054)	$14,255

8. Net Income (Loss) Per Common Share
Net income (loss) per common share, as shown on the Condensed Consolidated Statements of Income (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Nine Month Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding
Basic	31,641,680	33,670,639	32,510,415	33,574,801
Dilutive effect of stock options and restricted stock	—	538,170	488,967	416,220
Weighted average common shares outstanding diluted	31,641,680	34,208,809	32,999,382	33,991,021
Options to purchase 198,500 shares of common stock that were outstanding for the nine month period ended September 30, 2014, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares. There were 435,559 dilutive common shares excluded from the computation of loss per common share for three months ended September 30, 2014 due to the Company's net loss for the period. Options to purchase 123,900 shares of common stock that were outstanding for the nine month period ended September 30, 2013, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

9. Restructuring

The charges related to various restructuring programs implemented by the Company are included in selling, general and administrative ("SG&A") expenses and cost of sales depending on the type of cost incurred. The restructuring charges for the three and nine months ended September 30, 2014 and 2013 are presented in the following tables.

	Three Months Ended September 30,
	2014			2013
Segment	Cost of sales	Selling, general and administrative	Total	Cost of sales	Selling, general and administrative	Total
Distribution	$—	$4	$4	$—	$25	$25
Material Handling	112	230	342	—	—	—
Total	$112	$234	$346	$—	$25	$25

	Nine Months Ended September 30,
	2014			2013
Segment	Cost of sales	Selling, general and administrative	Total	Cost of sales	Selling, general and administrative	Total
Distribution	$—	$764	$764	$—	$117	$117
Material Handling	189	260	449	177	48	225
Corporate	—	—	—	—	17	17
Total	$189	$1,024	$1,213	$177	$182	$359

The accrued liability balance for severance and other exit costs associated with restructuring are presented in the following table.

	Severance and Personnel	Other Exit Costs	Total
Balance at January 1, 2013	$318	$—	$318
Provision	284	75	359
Less: Payments	(602)	(75)	(677)
Balance at September 30, 2013	$—	$—	$—

Balance at January 1, 2014	$—	$—	$—
Provision	1,139	74	1,213
Less: Payments	(1,139)	(74)	(1,213)
Balance at September 30, 2014	$—	$—	$—
In January 2014, the Distribution Segment announced the closing of its Canadian branches which operated under the name Myers Tire Supply International. The restructuring actions included closure, lease cancellation and employee related costs. The aggregate restructuring charges related to this plan through September 30, 2014 were approximately $0.8 million. Restructuring actions under the plan have been completed.

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
Stock compensation expense reduced income from continuing operations before taxes approximately $0.8 million for both the three months ended September 30, 2014 and 2013. Stock compensation expense reduced income from continuing operations before taxes approximately $2.4 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. These expenses are included in SG&A expenses in the accompanying Condensed Consolidated Statements of Income (Unaudited). Total unrecognized compensation cost related to non-vested share based compensation arrangements at September 30, 2014 was approximately $4.8 million which will be recognized over the next three years, as such compensation is earned.
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

Model
Risk free interest rate	2.80%
Expected dividend yield	2.50%
Expected life of award (years)	7.0
Expected volatility	50.00%
Fair value per option share	$7.05

The following table provides a summary of stock option activity for the period ended September 30, 2014:

	Shares	Average Exercise Price	Weighted Average Life
Outstanding at January 1, 2014	1,574,572	$12.14
Options granted	209,500	20.93
Options exercised	(196,541)	12.27
Canceled or forfeited	(35,752)	15.48
Outstanding at September 30, 2014	1,551,779	$13.23	5.90 years
Exercisable at September 30, 2014	1,105,242	$11.62	4.76 years

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of all stock options exercised during the three months ended September 30, 2014 and 2013 was approximately $0.2 million and $1.2 million, respectively. The total intrinsic value of all stock options exercised during the nine months ended September 30, 2014 and 2013 was approximately $1.6 million and $2.6 million, respectively.
On March 7, 2014, 104,100 Restricted Stock Unit ("RSU") Awards were granted with a three year vesting period. The RSUs had a grant date fair value of $20.93 per share, which was the closing price of the common stock on the date of grant.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following table provides a summary of combined RSU and restricted stock activity for the period ended September 30, 2014:

	Awards	Average Grant-Date Fair Value
Unvested at January 1, 2014	275,525
Granted	104,100	$20.93
Released	(123,829)	11.75
Canceled or forfeited	(19,600)	17.34
Unvested at September 30, 2014	236,196	$16.78
Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At September 30, 2014, restricted stock awards had vesting periods up through March 2017.

11. Contingencies
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
As of the date of this disclosure, no formal claim or allegation relating to the New Idria Mine Site against the Company or its subsidiary Buckhorn Inc. ("Buckhorn") has been received. However, since Buckhorn may be a potentially responsible party (“PRP”) at the New Idria Mercury Mine, the Company recognized an expense of $1.9 million, on an undiscounted basis, in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Payments of approximately $0.7 million have been incurred and charged against the reserve classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position as of September 30, 2014. As investigation and remediation proceed, it is likely that adjustments to the reserved expense will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required, the number and financial condition of other PRPs as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.
In November 2011 the EPA completed an interim removal project at the New Idria Mercury Mine site. It is expected this removal action will be part of the final remediation strategy for the site. According to informal reports, EPA’s interim removal project costs were approximately $0.5 million. It is possible that at some future date the EPA will seek recovery of the costs of this work and other past costs from PRPs.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

California Regional Water Quality Control Board
A number of parties, including the Company and its subsidiary, Buckhorn, were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (“RWQCB”). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (“Watershed”) region in Santa Clara County, California and specifically to the development of a "total maximum daily load" for mercury deposits into the Watershed. Buckhorn has previously been alleged to be a successor in interest to NIMCC, which owned property and performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB or by other parties who have been involved in Watershed clean-up efforts that have been initiated as a result of the adoption of this planning document. Although assertion of a claim by the RWQCB or another party involved in this clean up effort is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s financial statements.
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

Other

Buckhorn and Schoeller Arca Systems, Inc. (“SAS”) were plaintiffs in a patent infringement lawsuit against Orbis Corp. and Orbis Material Handling, Inc. (“Orbis”) for alleged breach by Orbis of an exclusive patent license agreement from SAS to Buckhorn.  SAS is an affiliate of Schoeller Arca Systems Services B.V. (“SASS B.V.”), a Dutch company.  SAS manufactures and sells plastic returnable packaging systems for material handling.  In the course of the litigation, it was discovered that SAS had given a patent license agreement to a predecessor of Orbis that pre-dated the one that SAS sold to Buckhorn.  As a result, judgment was entered in favor of Orbis, and the court awarded attorney fees and costs to Orbis in the amount of $3.1 million, plus interest and costs.  In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn.  Although the range of exposure is $0 - $3.1 million, plus interest, Buckhorn’s responsibility as a co-judgment debtor is not specified.  Buckhorn believes it is not responsible for any of the legal fee award because it is not a party to the Orbis license and will continue to aggressively pursue any and all legal actions both with respect to appealing the award requesting SAS be named solely responsible for payment of the judgment, as well as pursuing SAS and SASS B.V. for fraudulently selling an exclusive patent license they could not sell.   In August 2014, SASS B.V. informed Buckhorn that SAS may not have the financial ability to pay the judgment and provided financial statements to Buckhorn indicating SAS is in financial distress and while SASS B.V is financially stable, the award is against SAS, not SASS B.V.  Given the uncertainty of SAS’s financial ability to meet the obligation and the judgment is joint and several, Myers has recorded an expense in the quarter for the entire amount of the unpaid judgment, despite the belief we will ultimately be successful in the appeal and suing SAS and SASS B.V. The matter is presently under appeal and Buckhorn is also suing SAS and SASS B.V.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

12. Long-Term Debt and Loan Agreement
Long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013
Loan Agreement	$177,590	$34,200
4.67% Senior Unsecured Notes due 2021	40,000	—
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	—
5.45% Senior Unsecured Notes due 2026	20,000	—
	277,590	45,200
Less unamortized deferred financing fees	723	853
	$276,867	$44,347
On May 30, 2014, the Company entered into a First Amendment to the Fourth Amended and Restated Loan Agreement (the "Loan Amendment"). The Loan Amendment increased the senior revolving credit facility from $200 million to $300 million through December 2018 and provides for an additional subsidiary of the Company as a borrower and another subsidiary of the Company as a guarantor of the credit facility. On July 2, 2014, the Company borrowed approximately $135.3 million under the Loan Agreement to fund the acquisition of Scepter as described in Note 2.
As of September 30, 2014, the Company had $117.8 million available, reduced for letters of credit issued, under the Loan Agreement. The Company also had $4.6 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at September 30, 2014.
Long-term debt at September 30, 2014 and December 31, 2013 includes $0.7 million and $0.9 million, respectively, of unamortized deferred financing costs, which are accounted for as debt valuation accounts.
On October 22, 2013, the Company entered into a note purchase agreement for the private placement of Senior Unsecured Notes totaling $100.0 million with a group of investors. The four series of notes are payable semiannually. Proceeds of $11.0 million under the note purchase agreement were received in December 2013, and the remaining proceeds of $89.0 million were received in January 2014.

13. Retirement Plans
The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s frozen defined benefit pension plan ("The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02") provides benefits primarily based upon a fixed amount for each year of service as of the date the plan was frozen.
Net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$70	$64	$210	$194
Expected return on assets	(93)	(84)	(278)	(250)
Amortization of actuarial net loss	11	28	34	84
Net periodic pension (benefit) cost	$(12)	$8	$(34)	$28
Company contributions	$84	$81	$237	$284
The Company anticipates contributions totaling $0.3 million to its pension plan for the full year of 2014.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

14. Income Taxes
The total amount of gross unrecognized tax benefit that would reduce the Company's effective tax rates at September 30, 2014 and September 30, 2013, was $0.7 million and $1.2 million, respectively. Accrued interest expense included within accrued income taxes in the Company's Condensed Consolidated Statements of Financial Position (Unaudited) was less than $0.1 million at both September 30, 2014 and December 31, 2013. The September 30, 2014 balance of unrecognized tax benefits includes approximately $0.6 million of unrecognized tax benefits for which it is reasonably possible that they will be recognized within the next twelve months.

As of September 30, 2014, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2011. The Company is subject to state and local examinations for tax years of 2010 through 2013. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2010 through 2013.

15. Segment Information

During the second quarter of 2014, the Company realigned its reportable segments as a result of organizational changes to better support its ongoing business strategy. The realignment is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions. Using the criteria of ASC 280, Segment Reporting, the Company currently manages its business under two operating segments: Material Handling and Distribution. Certain business units that formerly reported in the Engineered Products Segment are now part of the Material Handling and Distribution Segments. Historical segment information has been adjusted to reflect the effect of these changes. Each of these operating segments is also a reportable segment under the ASC 280 criteria.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2014	2013	2014	2013
Material Handling	$112,277	$89,855	$322,000	$284,987
Distribution	49,908	51,667	143,580	155,284
Inter-company Sales	(76)	(80)	(202)	(262)
	$162,109	$141,442	$465,378	$440,009

	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) From Continuing Operations Before Income Taxes	2014	2013	2014	2013
Material Handling	$(426)	$12,085	$23,879	$36,925
Distribution	4,133	6,287	12,716	17,617
Corporate	(6,385)	(6,107)	(19,104)	(19,544)
Interest expense - net	(2,637)	(1,113)	(5,888)	(3,309)
	$(5,315)	$11,152	$11,603	$31,689

	September 30,	December 31,
Identifiable Assets	2014	2013
Material Handling	$408,060	$240,897
Distribution	70,176	63,340
Corporate	10,894	4,652
Discontinued operations	140,815	160,568
	$629,945	$469,457

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the second quarter of 2014, the Company realigned its reportable segments as a result of organizational changes to better align its resources to support its ongoing business strategy. The realignment is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions. Historical segment information has been adjusted to reflect the effect of this change. Historical information also reflects discontinued operations presentation for businesses disposed of or meeting the held for sale criteria.
Comparison of the Third Quarter of 2014 to the Third Quarter of 2013
Net Sales from Continuing Operations:

(dollars in millions)	Quarter Ended September 30,
Segment	2014	2013	Change	% Change
Material Handling	$112.3	$89.9	$22.4	25.0%
Distribution	49.9	51.7	(1.8)	(3.4%)
Inter-company Sales	(0.1)	(0.1)	—	—%
	$162.1	$141.4	$20.7	14.6%

Net sales for the quarter ended September 30, 2014 were $162.1 million, an increase of $20.7 million or 14.6% compared to the same period in the prior year. Net sales increased $21.6 million due to the inclusion of Scepter Corporation and Scepter Manufacturing, LLC (collectively, "Scepter") acquired on July 2, 2014. The increase in net sales between periods was also impacted by improved pricing of $1.5 million to mitigate rising raw material costs. Net sales were negatively impact by lower sales volumes of $1.7 million primarily in our Distribution Segment and the effect of unfavorable foreign currency translation of $0.7 million.
Net sales in the Material Handling Segment increased $22.4 million or 25.0% in the third quarter of 2014 compared to the same period in the prior year. Net sales increased $21.6 million due to the addition of Scepter from its acquisition in the third quarter of 2014. The increase in net sales between periods was also attributable to improved pricing of $1.8 million in order to help mitigate higher raw material costs. Excluding net sales related to Scepter, although third quarter 2014 sales volumes for the segment were just $0.2 million behind third quarter of 2013 volumes, sales in the agricultural markets were substantially down in the third quarter of 2014 versus the same period in 2013, as a result of weakened crop prices. Net sales for the 2014 quarter continued to be negatively impacted by the economic slowdown in Brazil and the effect of unfavorable currency translation of $0.8 million.
Net sales in the Distribution Segment decreased $1.8 million or 3.4% in the third quarter of 2014 compared to the same period in the prior year. The decrease in net sales between periods was primarily the result of lower sales volume, due primarily to the closure of our Canadian branches that was completed in the first quarter of 2014.
Cost of Sales & Gross Profit from Continuing Operations:

(dollars in millions)	Quarter Ended September 30,
	2014	2013
Cost of sales	$122.1	$98.9
Gross profit	$40.0	$42.5
Gross profit as a percentage of net sales	24.7%	30.1%

Gross profit decreased in the third quarter of 2014 compared to the same period in the prior year primarily due to lower sales volumes and the mix of products sold across both of our reportable segments. Gross profit margin decreased to 24.7% in the third quarter of 2014 compared to 30.1% in the third quarter of the prior year. Contributing to this reduction in gross margin was a $2.3 million inventory valuation adjustment recorded as a result of the acquisition of Scepter in July 2014. In addition, $0.3 million of expense was recorded in the third quarter of 2014 for restructuring and other unusual charges as compared to no charges recorded in the third quarter of 2013. Higher raw material costs that continued into the third quarter of 2014 were partially offset by improved pricing. In addition, higher logistics costs compared to the same period in 2013 negatively impacted gross profit margin. Continued higher raw material costs, primarily resins, were, on average, 6% higher for polypropylene and polyethylene for the three months ended September 30, 2014 compared to the same period in 2013.

Selling, General and Administrative Expenses from Continuing Operations:

(dollars in millions)	Quarter Ended September 30,
	2014	2013	Change	% Change
SG&A expenses	$42.6	$30.3	$12.3	40.9%
SG&A expenses as a percentage of net sales	26.3%	21.4%
Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2014 were $42.6 million, an increase of $12.3 million or 40.9% compared to the third quarter in the prior year. An increase in SG&A of $6.4 million was due to the additional SG&A expenses of Scepter Group from the date of acquisition. In addition, SG&A expenses in the third quarter of 2014 included a reserve related to a patent infringement legal suit of $3.0 million and approximately $3.0 million in transactional costs incurred in connection with our acquisition of Scepter. Excluding the impact of Scepter, SG&A expenses were lower in the third quarter of 2014 compared to the same period in 2013 due to a decrease in selling and facility costs of approximately $0.3 million, as well as outside consulting costs of $0.4 million related to our information technology initiatives in the prior year. These decreases in SG&A between periods more than offset an increase in freight costs of $0.4 million. Restructuring and other related charges of $0.4 million, primarily severance, moving costs and lease cancellation expenses were included in SG&A for the quarter ended September 30, 2014. During the quarter ended September 30, 2013, the Company incurred less than $0.1 million of restructuring and other related charges. Shipping and handling costs, including freight, are classified primarily as SG&A expenses.

Interest Expense from Continuing Operations:

(dollars in millions)	Quarter Ended September 30,
	2014	2013	Change	% Change
Net interest expense	$2.6	$1.1	$1.5	136.9%
Outstanding borrowings, net of deferred financing costs	$276.9	$75.5	$201.4
Average borrowing rate	3.55%	5.26%
Net interest expense in the third quarter of 2014 was $2.6 million compared to $1.1 million in the third quarter of 2013. The increase in net interest expense is due to the higher average debt balance partially offset by a decrease in the average borrowing rate during the third quarter of 2014 compared to the same period in the prior year.

Income Taxes from Continuing Operations:

(dollars in millions)	Quarter Ended September 30,
	2014	2013
(Loss) income from continuing operations before income taxes	$(5.3)	$11.2
Income tax (benefit) expense	$(1.7)	$4.3
Effective tax rate	31.9%	38.5%

The effective tax rate was 31.9% for the quarter ended September 30, 2014 compared to 38.5% in the prior year quarter. The income tax benefit for the quarter ended September 30, 2014 was negatively impacted by $0.4 million of non-deductible expenses and $0.2 million of unrecognized tax benefits for foreign loss subsidiaries.

Discontinued Operations:

Income from discontinued operations, net of income taxes was $0.9 million for the quarter ended September 30, 2014 compared to a loss from discontinued operations, net of taxes of $0.4 million in the prior year quarter. Discontinued operations are comprised of the Lawn and Garden Segment and WEK Industries, Inc. ("WEK").

Net sales from discontinued operations decreased $8.5 million or 15.9% for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. The decrease in net sales was due to lower sales volume of $9.2 million primarily attributable to the sale of WEK on June 20, 2014 and the negative impact from the effect of unfavorable currency translation of $0.3 million. The decrease in net sales was partially offset by improved pricing of $1.0 million to help mitigate higher raw material costs.

Lower restructuring and other related charges of $0.6 million during the quarter ended September 30, 2014 compared to $2.4 million in the comparable prior year quarter positively impacted the Lawn and Garden Segment.
Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
Net Sales from Continuing Operations:

(dollars in millions)	Nine Months Ended September 30,
Segment	2014	2013	Change	% Change
Material Handling	$322.0	$285.0	$37.0	13.0%
Distribution	143.6	155.3	(11.7)	(7.5%)
Inter-company Sales	(0.2)	(0.3)	0.1	—%
	$465.4	$440.0	$25.4	5.8%

Net sales for the nine months ended September 30, 2014 were $465.4 million, an increase of $25.4 million or 5.8% compared to the same period in the prior year. Net sales increased $21.6 million due to the inclusion of Scepter acquired on July 2, 2014. The increase in net sales between periods was also impacted by improved pricing of $8.2 million to offset rising raw material costs. Net sales were negatively impact by lower sales volumes of $0.2 million primarily in our Distribution Segment and the effect of unfavorable foreign currency translation of $4.2 million.
Net sales in the Material Handling Segment increased $37.0 million or 13.0% for the nine months ended September 30, 2014 compared to the same period in the prior year. Net sales increased $21.6 million due to the acquisition of Scepter. The increase in net sales between periods was also impacted by higher sales volume of $11.0 million, driven by sales in the manufacturing and automotive end markets, as well as improved pricing of $8.7 million to help mitigate higher raw material costs. These increases were partially offset by unfavorable currency translation of $4.3 million.
Net sales in the Distribution Segment decreased $11.7 million or 7.5% for the nine months ended September 30, 2014 compared to the same period in the prior year. The decrease in net sales between periods was primarily attributable to lower sales volume in custom sales, logistical issues and the Canadian branch closures that took place in the first half of 2014.
Cost of Sales & Gross Profit from Continuing Operations:

(dollars in millions)	Nine Months Ended September 30,
	2014	2013
Cost of sales	$340.8	$310.4
Gross profit	$124.6	$129.6
Gross profit as a percentage of net sales	26.8%	29.5%

Gross profit margin decreased to 26.8% for the nine months ended September 30, 2014 compared to 29.5% in the prior year. Higher raw material costs during the nine months ended September 30, 2014 compared to the same period in 2013 negatively impacted gross profit. Raw material costs, primarily resins, were, on average, approximately 10% higher for polypropylene and polyethylene for the nine months ended September 30, 2014 compared to the same period in 2013. Also contributing to this reduction in gross margin was a $2.3 million inventory valuation adjustment recorded as a result of the acquisition of Scepter. Approximately $0.4 million of expense was recorded during the nine months ended September 30, 2014 for restructuring and other unusual charges as compared to $0.2 million recorded in the same period in 2013.
Selling, General and Administrative Expenses from Continuing Operations:

(dollars in millions)	Nine Months Ended September 30,
	2014	2013	Change	% Change
SG&A expenses	$107.1	$94.6	$12.5	13.2%
SG&A expenses as a percentage of net sales	23.0%	21.5%

SG&A expenses for the nine month period ended September 30, 2014 were $107.1 million, an increase of $12.5 million or 13.2% compared to the prior year. The increase in SG&A includes $6.4 million from the additional SG&A expenses of Scepter from the date of acquisition, establishment of a reserve related to a patent infringement legal suit of $3.0 million and approximately $3.6 million in transactional costs incurred in connection with our acquisition of Scepter during the nine months ended September 30,

2014. A decrease in outside consulting costs of $1.1 million, lower administrative costs related to facilities and other expenses of $0.8 million, and lower employee related costs of $0.4 million reduced SG&A year over year. Restructuring and other related charges of $2.0 million, primarily severance, facility closure related expenses, including impairment charges were recorded in SG&A in the first nine months of 2014 compared to $0.2 million for the same period in the prior year. Shipping and handling costs, including freight, are classified primarily as SG&A expenses.

Interest Expense from Continuing Operations:

(dollars in millions)	Nine Months Ended September 30,
	2014	2013	Change	% Change
Net interest expense	$5.9	$3.3	$2.6	77.9%
Outstanding borrowings, net of deferred financing costs	$276.9	$75.5	$201.4
Average borrowing rate	4.10%	4.62%
Net interest expense for the nine months ended September 30, 2014 was $5.9 million compared to $3.3 million in the same period in the prior year. The increase in net interest expense is due to the higher average debt balance partially offset by a decrease in the average borrowing rate during the nine months ended September 30, 2014 compared to the same period in the prior year. The increase in outstanding borrowings at September 30, 2014 compared to September 30, 2013 was primarily due to the additional borrowings outstanding related to our senior unsecured notes and higher balance outstanding under our credit facility primarily to fund the Scepter acquisition.

Income Taxes from Continuing Operations:

(dollars in millions)	Nine Months Ended September 30,
	2014	2013
Income from continuing operations before income taxes	$11.6	$31.7
Income tax expense	$4.1	$11.6
Effective tax rate	35.6%	36.7%

The effective tax rate was 35.6% for the nine months ended September 30, 2014 compared to 36.7% in the same period of the prior year. The lower effective tax rate is attributable to decreases in unrecognized tax benefits from expiring statutes of limitations in U.S. Federal and state jurisdictions.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $3.8 million for the nine months ended September 30, 2014 compared to income from discontinued operations of $2.6 million in the comparable prior year period. Discontinued operations are comprised of the Lawn and Garden Segment and WEK.

Net sales from discontinued operations decreased $24.3 million or 14.0% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in net sales was due to lower sales volume of $25.4 million attributable to the sale of WEK on June 20, 2014, weather conditions, transportation issues, operational start-up issues related to our rationalization plan and the negative impact from the effect of unfavorable currency translation of $1.6 million. The decrease in net sales was partially offset by improved pricing of $2.7 million to help mitigate higher raw material costs.

Higher restructuring and other related charges of $10.7 million during the nine months ended September 30, 2014 compared to $4.2 million in the comparable prior period negatively impacted the Lawn and Garden Segment.

Gain on sale of discontinued operations was $3.7 million, net of tax of $1.3 million, resulting in an after tax gain of $2.4 million related to the sale of WEK on June 20, 2014.

Acquisition:

On July 2, 2014, CA Acquisition Inc., now known as Scepter Canada Inc., and a wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of substantially all of the assets and assumption of certain liabilities of Scepter Corporation and certain real property of SHI Properties Inc., both located in Scarborough, Ontario, Canada. Contemporaneously with the asset acquisition, Crown US Acquisition Company, now known as Scepter US Holding Company, and another wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of all of the issued and outstanding membership interests of Eco One Leasing, LLC and Scepter Manufacturing, LLC, both located in Miami, Oklahoma. Eco One Leasing, LLC was subsequently merged into Scepter Manufacturing, LLC. The total purchase price for these acquisitions was approximately $157.8 million in cash, which includes an estimated working capital adjustment of $0.8 million subject to further adjustment based on the final working capital and other specified items. The acquisition of Scepter was funded from net proceeds from additional borrowings of approximately $135.3 million under the Fourth Amended and Restated Loan Agreement and cash on hand of $22.5 million.
With the acquisition of Scepter, the Company becomes an industry leading producer of portable marine fuel containers, portable fuel and water containers and accessories, ammunition containers, storage totes and environmental bins for the marine, military, consumer and industrial markets. The acquisition of Scepter is consistent with the Company's business strategy and the products fit well with the Company's overall portfolio. The operating results of Scepter have been included in the Company's Material Handling Segment since the date of acquisition. Scepters assets and liabilities are recorded at fair value as of the date of acquisition using primarily level 3 fair value inputs.
The Company accounted for the acquisition of Scepter using the acquisition method of accounting, which requires among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As of September 30, 2014, the entire purchase price allocation is preliminary. The Company has received a preliminary third-party valuation of certain tangible and intangible assets of Scepter and, therefore, the values attributed to those acquired assets in the condensed consolidated financial statements are subject to adjustment. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional adjustments will be recorded during the measurement period.

Liquidity and Capital Resources
Cash used for operating activities from continuing operations was $2.8 million for the nine months ended September 30, 2014 compared to cash provided by operating activities from continuing operations of $29.3 million for the nine months ended September 30, 2013, due to the reduction in earnings and increases in working capital. The primary use of cash for operating activities from continuing operations for the nine months ended September 30, 2014 and 2013, was $37.8 million and $14.0 million, respectively, for working capital. The increase in cash used for continuing operations during the nine months ended September 30, 2014 was due to the timing of payments made on accounts payable and other liabilities. In addition, strong sales at the end of the third quarter of 2014 resulted in a higher accounts receivable balance at September 30, 2014 compared to the prior year. Contributing to a reduction in the use of funds for accounts receivable for the nine months ended September 30, 2014 compared to the same period in 2013 was the result of cash proceeds received from our accounts receivable factoring arrangement in Brazil, which commenced during the third quarter of 2014. Increased inventory in the third quarter of 2014 as compared to the prior year quarter also contributed to a use of cash from continuing operations. Depreciation and amortization costs from continuing operations were $22.0 million in the nine months ended September 30, 2014, compared to $17.7 million for the nine months ended September 30, 2013. The higher depreciation and amortization is attributable to the higher level of assets placed in service over the past several years and assets acquired in connection with the acquisition of Scepter.
Cash used for operating activities from discontinued operations was $14.1 million for the nine months ended September 30, 2014 compared to cash provided by operating activities from discontinued operations of $17.5 million for the nine months ended September 30, 2013. The primary use of cash for operating activities from discontinued operations for the nine months ended September 30, 2014 was $14.6 million used for working capital compared to $2.0 million provided by working capital for the nine months ended September 30, 2013. Increased inventory in the third quarter of 2014 as compared to the prior year quarter and timing of payments made on accounts payable and other liabilities contributed to the use of cash from discontinued operations. Depreciation and amortization costs from discontinued operations were $6.5 million for the nine months ended September 30, 2014 compared to $10.9 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company recorded a pre-tax gain on sale of WEK of approximately $3.7 million.
Cash used for investing activities for continuing operations for the nine months ended September 30, 2014 were $168.1 million compared to $14.1 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the Company paid approximately $157.8 million in connection with the acquisition of Scepter which is included in the Material Handling Segment. Capital expenditures related to continuing operations for the nine months ended September 30, 2014 were $10.9 million compared to $13.5 million for the same period in the prior year. Full year capital expenditures are expected to be between $20 and $25 million, the majority of which are expected to be allocated to growth and productivity projects.

Cash provided by investing activities from discontinued operations for the nine months ended September 30, 2014 were $12.9 million compared to cash used by investing activities for discontinued operations of $5.6 million for the nine months ended September 30, 2013. Capital expenditures related to discontinued operations for the nine months ended September 30, 2014 were $6.1 million compared to $6.5 million for the same period in the prior year. During the nine months ended September 30, 2014, the Company received cash proceeds of $19.0 million relating to the sale of WEK on June 20, 2014. During the nine months ended September 30, 2013, the Company received approximately $0.9 million in cash proceeds from the sale of certain equipment.
For the nine months ended September 30, 2014, the Company used cash of $48.3 million to repurchase 2,332,506 shares of its own stock under a share repurchase plan, compared to $5.3 million to repurchase 362,612 shares of its own stock for the nine months ended September 30, 2013. The Company used cash of $11.6 million representing payment of three quarterly dividends during the nine months ended September 30, 2014 compared to $6.0 million during the nine months ended September 30, 2013 for two quarterly dividends, due to timing.
Debt, net of cash and unamortized deferred financing fees at September 30, 2014 were approximately $268.5 million compared to $37.8 million at December 31, 2013. The increase in debt between periods was due to cash proceeds of $89.0 million from our senior unsecured notes and net additional borrowings under our amended Loan Agreement primarily to fund the acquisition of Scepter during the nine month period ended September 30, 2014.
As of September 30, 2014, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest and taxes divided by interest expense), and a leverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt). The ratios as of and for the period ended September 30, 2014 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	14.03
Leverage Ratio	3.25 to 1 (maximum)	2.83

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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. Under ASU 2014-15, management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at September 30, 2014, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1.8 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States ("U.S."). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the ending of a reporting period. At September 30, 2014, the Company had no foreign currency arrangements or contracts in place.
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
Changes in Internal Control Over Financial Reporting
On July 2, 2014, we acquired Scepter Corporation and Scepter Manufacturing, LLC (collectively "Scepter"). Scepter operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate Scepter’s processes into our own systems and control environment. We currently expect to complete the incorporation of Scepter’s operations into our systems and control environment in 2015.
We are also undertaking a phased approach to implementation of enterprise resource planning systems in our Material Handling Segment and at Corporate, a significant portion of which is expected to be completed by the end of 2014, with the balance to be completed in 2015. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding the Company’s stock repurchase plan during the three months ended September 30, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum number of Shares that may yet be Purchased Under the Plan (1)
7/1/14 to 7/31/14	—	$—	2,941,304	5,058,696
8/1/14 to 8/31/14	129,442	$19.04	3,070,746	4,929,254
9/1/14 to 9/30/14	74,540	$19.31	3,145,286	4,854,714

(1)
On July 11, 2013, the Company authorized the repurchase of up to an additional five million shares of its common stock. This authorization was in addition to the Board authorized repurchase of up to five million shares that was announced on May 2, 2011. On February 20, 2014, the Company's Board of Directors authorized $40 million of common stock repurchases to be completed in 2014. During the nine months ended September 30, 2014, the Company repurchased a total $48.3 million of its own stock under the share repurchase plan. The Company previously completed the repurchase of approximately five hundred thirty five thousand shares in April 2013, and two million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase dated June 1, 2011.

Item 6. Exhibits
(a) Exhibits
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
October 30, 2014	By:	/s/ Greggory W. Branning
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

101
The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on October 31, 2014, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the fiscal periods ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal periods ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended September 30, 2014 and 2013, (v) Condensed Consolidated Statement of Shareholders' Equity for the fiscal period ended September 30, 2014, and (vi) the Notes to Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.
**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.