Form 10-K
period 2014-12-31
MYERS INDUSTRIES INC
filed 2015-03-31
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2014: $598,535,243
Indicate the number of shares outstanding of registrant’s common stock as of March 26, 2015: 30,945,498 Shares of Common Stock, without par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
Headquartered in Akron, Ohio, the Company manufactures a diverse range of polymer products for industrial, agricultural, automotive, commercial and consumer markets. Myers Industries is a leader in the manufacturing of plastic reusable material handling containers and pallets, and plastic fuel tanks. Other principal product lines include plastic storage and organization containers, rubber tire repair products and custom plastic and rubber products.
The Company is also the largest wholesale distributor of tools, equipment and supplies for the tire, wheel and undervehicle service industry in the United States. The distribution products range from tire balancers and alignment systems to valve caps, tire repair tools and other consumable service supplies.
As of December 31, 2014, the Company operated 22 manufacturing facilities, 19 sales offices, four distribution centers and three distribution branches located throughout North, Central and South America; had approximately 15,500 manufactured products and over 12,500 distributed products; and had 3,241 employees.
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
During the second quarter of 2014, the Company realigned its reportable segments as a result of organizational changes to better align its resources to support its ongoing business strategy. As a result of the segment realignment, the Company conducts its business activities in two distinct business segments: Material Handling and Distribution. The realignment is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions.
Also during the second quarter of 2014, the Company's Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on its core growth platforms. The divestiture of the Lawn and Garden business was completed in February 2015. The Lawn and Garden business served the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The operating results for the Lawn and Garden business are classified as discontinued operations in the Consolidated Statements of Operations under Item 8 of this report.
In our Material Handling Segment, we design, manufacture, and market a variety of plastic products. These range from plastic reusable material handling containers and small parts storage bins to plastic RV tanks and parts, marine tanks and parts, portable plastic fuel tanks and water containers, portable marine fuel containers, ammunition containers, storage totes, shipping containers and beverage crates.
The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and undervehicle service on passenger, heavy truck and off-road vehicles and the manufacturing of tire repair materials and custom rubber products.

Information regarding the revenues of each segment classified as continuing operations is contained in the Industry Segments footnote of the Notes to the Consolidated Financial Statements under Item 8 of this report.

The following table summarizes the key attributes of our business segments for the year ended December 31, 2014:

Material Handling Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$432	•	Plastic Reusable Containers &	•	Akro-Mils™	•	Product Design	•	Agriculture
69%		Pallets	•	Jamco Products	•	Prototyping	•	Automotive
	•	Plastic Storage &	•	Buckhorn®	•	Product Testing	•	Commercial
		Organizational Products	•	Novel do Nordeste S.A.	•	Material Formulation	•	Food Processing
	•	Plastic Carts	•	Myers do Brasil™	•	Injection Molding	•	Food Distribution
	•	Metal Carts	•	Ameri-Kart®	•	Structural Foam Molding	•	Healthcare
	•	Wooden Dollies	•	Scepter	•	Metal Forming	•	Industrial
	•	Custom Products			•	Stainless Steel Forming	•	Manufacturing
					•	Wood Fabrication	•	Retail Distribution
					•	Powder Coating	•	Wholesale Distribution
					•	Material Regrind & Recycling	•	Consumer
					•	Plastic Blow Molding	•	Recreational Vehicle
					•	Plastic Rotational Molding	•	Marine
					•	Thermoforming	•	Military
					•	Infrared Welding	•	Food & Beverage
							•	Custom

Distribution Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$192	•	Tire Valves & Accessories	•	Myers Tire Supply®	•	Broad Sales Coverage	•	Retail Tire Dealers
31%	•	Tire Changing &	•	Myers Tire Supply	•	Local Sales	•	Truck Tire Dealers
		Balancing Equipment	•	International™	•	Four Strategically Placed	•	Auto Dealers
	•	Lifts & Alignment Equipment	•	Patch Rubber Company®		Distribution Centers	•	Commercial Auto & Truck
	•	Service Equipment	•	Elrick	•	International Distribution		Fleets
	•	Hand Tools	•	Fleetline	•	Personalized Service	•	General Repair & Services
	•	Tire Repair & Retread	•	MTS	•	National Accounts		Facilities
		Equipment & Supplies			•	Product Training	•	Tire Retreaders
	•	Brake, Transmission & Allied			•	Repair/Service Training	•	Tire Repair
		Service Equipment & Supplies			•	New Products/Services	•	Governmental Agencies
	•	Highway Markings				"Speed to Market"	•	Telecommunications
	•	Industrial Rubber			•	Rubber Mixing	•	Industrial
	•	General Shop Supplies			•	Rubber Compounding	•	Road Construction
					•	Rubber Calendaring	•	Mining
					•	Tiered Product Offerings

Lawn and Garden (Discontinued Operations)
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$188	•	Plastic Horticultural Pots,	•	Dillen®	•	Product Design	•	Horticulture:
		Trays, Flats & Hanging Baskets	•	ITML™	•	Prototyping		-Growers
	•	Decorative Resin Planters	•	Listo™	•	Testing		-Nurseries
	•	Custom Products	•	Pro Cal™	•	Material Formulation		-Greenhouses
			•	Planters' Pride®	•	Injection Molding		-Retail Garden Centers
			•	Akro-Mils Lawn & Garden	•	Thermoforming	•	Consumer:
					•	Co-Extrusion Thermoforming		-Retail Garden Centers
					•	Custom Printing & Labeling		-Retail Home Centers
					•	Material Regrind & Recycling

Segments Overview
Material Handling Segment
The Material Handling Segment is comprised of plastic reusable material handling containers, pallets and bins; metal shelving, cabinet and racking systems and plastic recreational vehicle tank and parts, marine tanks, portable fuel and water containers as well as ammunition containers. The major brands in this segment which include Buckhorn®, Novel®, Myers do Brasil™, Jamco Products, Akro-Mils™, Ameri-Kart® and Scepter, have strong leadership positions across markets such as automotive, appliance, general industrial/manufacturing, retail distribution, agriculture, and food processing. This leadership position is built through constant innovation, diverse manufacturing processes, consistent quality and superior customer service resulting in significant productivity and cost-saving benefits for our customers.
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
Examples of bulk container applications include our CenterFlow™ Container, which is used by leading seed distributors to efficiently transport and dispense up to 2,500 lbs. of their products. The unique CenterFlow Container can be emptied in approximately 30 seconds, then broken down for return shipping and refilling, thus eliminating waste created by traditional seed bags. Manufacturers of tomato paste employ our Caliber® and Citadel® bulk containers to move processed tomato products across the country in railcars. The smooth-sided, impact-resistant containers replace wooden crates and steel containers that can cause product damage and contamination. Citadel containers can carry up to 3,000 lbs. /300 gallons of liquefied product, safely stack when fully loaded and are designed for long-term indoor or outdoor storage of loads. This product line is applicable to other food processing and ingredient niches such as concentrates, oils, syrups and similar products.
Buckhorn also manufactures Intrepid™, a 48" by 40" intermediate bulk container designed to replace expendable corrugated combo bins. Intrepid is constructed of FDA approved materials and stores and handles a variety of applications including food, liquid, powder and granular products. Corrugated boxes are prone to a variety of problems, including leakage, shifting off the pallet during transport, debris, dust and limited one-time use. Intrepid addresses these issues. Intrepid is reusable and collapses in seconds, saving space in storage and return freight. Its heavy-duty, injection-molded design prevents leakage. The collapsible panels are attached to the base, eliminating shifting during transport, preventing damage from splinters, nails and dust. It stacks securely with or without a lid and has a capacity up to 2,500 pounds. This container is the perfect addition to our extensive offering for the food and distribution markets.
Buckhorn’s innovation in bulk containers also focuses on specific niche markets where the Company’s expertise can bring significant value in a closed loop supply chain. For example, in 2011 Buckhorn acquired tooling assets and intellectual property for a reusable plastic container used in producing, shipping, storing and processing bulk natural cheese. The “640 Cheese Box” is a natural extension to Buckhorn’s bulk container product line, offering many benefits over the industry’s traditional wood boxes by providing end users with less waste and faster cycle times. It is compatible with cheese industry manufacturing processes including dolly and forklift transport, automation, vacuum chambers, inverters, packaging and weighing. The 640 Cheese Box has a 24” x 30” x 37” footprint and a 710-lb. fill capacity. It reduces waste and improves sanitation and quality by replacing wood boxes, which can splinter and contaminate cheese during the material handling process. USDA approved, the container allows for faster cool down to 40 degrees within seven days, thereby minimizing cold storage requirements and producing more consistent cheese from the core to the outside surface.
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
Myers do Brazil serves a number of growing industries in Brazil with storage and organization solutions featuring plastic shipping containers and plastic pallets, serving the agriculture, automotive, beverage processing and distribution markets as well as industrial and retail markets.
Akro-Mils provides customers with virtually “everything needed to store, organize and transport for greater productivity and profitability.” These material handling products serve industrial and commercial end-users through leading industrial supply catalogers and material handling distributors. Products range from AkroBins® — the industry’s leading small parts bins — to Super-Size AkroBins, metal panel and bin hanging systems, metal storage cabinet and bin systems, wire shelving systems, plastic and metal transport carts and a wide variety of custom storage and transport products. Capabilities used throughout the Akro-Mils product line include injection molding, metal forming, powder-coat painting/metal finishing and wood fabrication.
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
Jamco Products is well established in industrial and commercial markets with its wide selection of welded steel service carts, platform trucks, mobile work centers, racks and cabinets for plastic bins, safety flammable cabinets, medical cylinder carts and more. Jamco Products strong product offering, relationships with industrial distributors and reputation for quality and service complements Myers Industries' existing Akro-Mils business and aligns with the Company's material handling growth strategy.
Manufacturers of recreational vehicles (“RV”) and watercraft rely on our design expertise and production capabilities to provide them an assortment of products. Through our Ameri-Kart brand, we create rotationally-molded plastic tanks for water, fuel and waste handling that are assembled to fit the precise space constraints within RV and marine craft designs. We also utilize thermoforming and rotational molding to manufacture plastic trim and interior parts for RVs. In addition to molding fuel tanks, seat components, consoles and storage tanks for watercraft, Ameri-Kart manufactures its patented Enviro-Fill® overfill prevention system (“OPS”) technology for its marine fuel tanks. Ameri-Kart is the industry’s only turnkey provider with an integrated, Environmental Protection Agency (“EPA”)-compliant marine fuel tank and patented Enviro-Fill diurnal system. This OPS/tank vent and sensor system provides venting and monitoring of the fuel level in the tank during filling and transfers a pressure signal to the deck fitting when fuel reaches a predetermined level. Integrated with its low permeation fuel tanks and certified by the EPA to meet the standards of evaporative emissions, this makes Ameri-Kart unique in offering customers a “total system” for marine fuel tank solutions. This in turn affords boat manufacturers a single source to comply with EPA and American Boat and Yacht Council refueling and emission regulations.
Scepter is an industry leading producer of portable marine fuel containers, portable fuel tanks and water containers and accessories, ammunition containers, storage totes, shipping containers and beverage crates. In addition to playing a key role in converting the marine industry from traditional metal cans to HPE outboard fuel tanks, Scepter was the first provider of Jerry Cans in North America, which offer safe, reliable transportation and storage of fuel for the consumer market.
Scepter also manufactures a wide variety of molded products for military and civilian applications from high quality containers to safely store and transport large caliber ammunition to military specification portable fuel and water canisters and their accessories.
Scepter's in-house product engineering and state of the art mold capabilities complements Myers Industries' Material Handling Segment in North America through an increased product offering and global reach.
Cross-marketing and cross-selling are key synergies between the Material Handling Segment brands. Equally important are cross-manufacturing capabilities that allow each brand to offer customers a wider range of value-added design and molding benefits. In addition to standard material handling products, we utilize the extensive design and manufacturing capabilities between Buckhorn, Scepter and Akro-Mils for turnkey production of custom material handling products.
All of our Material Handling Segment products are designed to reduce the waste produced by cardboard boxes and wooden pallets in supply chains. In our own manufacturing and product innovation, we continue to seek eco-friendly alternatives for our own plastic products. For example, our Akro-Mils EarthSaver® AkroBins and Shelf Bins are produced from 100 percent recycled plastics. Available in earth tone colors of terra cotta, hunter green and sandstone, the EarthSaver Series offers users an eco-friendly choice in plastic storage and organization products, while boosting productivity in the workplace and helping companies make a positive impact on the environment. In addition, our Buckhorn business utilized more than 30 million lbs. of recycled or reprocessed plastics in its manufacturing processes last year. This accounted for approximately 26 percent of Buckhorn’s total material usage, applied to products ranging from hand-held totes to bulk containers.
Sustainable, profitable growth in this segment is fueled by a strong focus on innovation with value-added new products; concentrating sales efforts on niche markets and applications; increasing awareness of plastic reusable material handling products to drive conversions from cardboard and wood products; and managing the balance of product pricing and raw material costs. The potential for strategic, bolt-on acquisitions also provides opportunities to expand the scope of our brand leadership and the range of value-added products and services that we bring to customers.
Distribution Segment
Our Distribution Segment includes the Myers Tire Supply® and Myers Tire Supply International™ and Patch Rubber Company® brands. Myers Tire Supply is the largest U.S. distributor and single source for tire, wheel and undervehicle service tools, equipment and supplies. We buy and sell approximately 12,500 different items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, auto dealerships, tire retreaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their business.
In 2014, we continued to enhance our business model to optimize our domestic distribution network. We serve the domestic market through our 19 sales offices and four regional distribution centers. Our network has improved overall customer service levels, reduced operating costs, and simplified the supply chain. Internationally, we have three branches in Central America. Sales personnel from our Akron, Ohio headquarters cover niche markets in the Far East, Middle East, South Pacific and South America. In addition, we have a joint venture partnership in India, enabling our effort to expand in emerging international markets.

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

With a commitment to innovation for our customers, our Myers Tire Supply team continues to introduce several new product and service offerings that make our customers’ experience with Myers Tire Supply uniquely valuable. These include a full range of Tire Pressure Monitoring System products, a web-based “Torque Tracker” program for commercial fleet service providers, and a vendor managed inventory program, which is designed to help our customers manage the cost of their consumable inventory and secure highly valuable tools.
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
Our manufacturing of rubber products began more than 60 years ago with our Patch Rubber Company® brand, initially making tire patches. Today, we manufacture one of the most comprehensive lines of tire repair and retreading products in the United States. Service professionals rely on our extensive product selection and quality for safe, cost-effective repairs to passenger, truck and off-road tires. Products include the plug that fills a puncture, the cement that seals the plug, the tire innerliner patch and the final sealing compound. Patch brand repair products maintain a strong position in the tire service markets including sales through our Distribution Segment’s sales network.
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

Lawn and Garden Overview (Discontinued Operations)
The Company’s Lawn and Garden business includes the Dillen®, ITML™, Pro Cal™, Listo™, Planters’ Pride® and Akro-Mils Lawn & Garden™ brands, which encompass the variety of plant containers that growers and retailers need to serve the North American horticulture market. Through direct sales and distribution channels, we serve customers ranging from professional growers with greenhouse facilities or outdoor nurseries to independent garden centers and retail home centers.
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

In addition to Listo, two other brands in the retail channel of the Lawn and Garden business include Planters’ Pride and Akro-Mils Lawn & Garden products. Planters’ Pride has a diverse product offering dedicated to the at-home gardener. Featured products include a wide range of Fiber Grow® seed starting kits with 100 percent, USDA Certified peat-free renewable coconut coir (coconut husk) pellets and pots that outperform the competing offerings. In addition, our exclusive offerings of gel2root™ rooting gel, coconut coir soils, coconut coir mulches and other great gardening accessories are all backed by customizable retail displays.
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
One of Lawn and Garden's initiatives continues to be expanding the use of reprocessed and recycled materials in the manufacturing process, which helps to reduce the Company’s exposure to higher costs for virgin raw material and furthers our commitment to environmentally responsible manufacturing. In addition to sourcing sustainable eco-friendly materials, such as Coconut Coir for Fiber Grow products, the Lawn & Garden Group reprocesses plastic scrap into new containers. Beyond continued sourcing of recycled raw materials, Myers Lawn and Garden continues to innovate solutions by exploring options in bio-based resins and other alternative material sources.
Weather conditions, grower consolidation and grower supply chain adjustments to meet retail merchandising programs are some of the key external factors that influence this industry. The horticultural market has evolved with grower consolidation creating a more direct supply chain to serve the box stores, therefore, Lawn and Garden has realigned the manufacturing operations to better serve its customers in the Midwest and South and we have opened a facility in Sparks, Nevada to be closer to customers in the West.
Raw Materials & Suppliers — Manufacturing and Distribution Segments
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
Competition
Competition in our Material Handling Segment is substantial and varied in form and size from manufacturers of similar products and of other products which can be substituted for those produced by the Company. In general, most direct competitors with the Company’s brands are private entities. Myers Industries maintains strong brand presence and market positions in the niche sectors of the markets it serves. The Company does not command substantial, overall market presence in the broad market sectors.
Competition in our Distribution Segment is generally comprised of small companies, regional players and national auto parts chains where product offerings may overlap. Within the overall tire, wheel and undervehicle service market, Myers Industries is the largest North American distributor of tools, equipment and supplies offered based on national coverage.
Customer Dependence
In 2014, 2013 and 2012, there were no customers that accounted for more than five percent of total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.
Employees
As of December 31, 2014, Myers Industries had a total of 3,241 full-time and part-time employees. Of these, 1,802 were employed in the Company’s Material Handling Segment. The Distribution Segment employed 527 personnel and the Lawn and Garden business employed 856 personnel. The Company’s corporate offices had 56 employees.

As of December 31, 2014, the Company had approximately 523 employees represented by labor unions. Collective bargaining agreements between us and these labor unions expire March 2015, November 2015 and June 2016, representing approximately 111, 177 and 235 employees, respectively. We consider our relationship with our employees generally to be satisfactory.

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

ITEM 1A.    Risk Factors
This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding the Company’s 2015 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. The Company’s actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.
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
Our growth initiatives include internal growth driven by strong brands and new product innovation; development of new, high-growth markets and expansion in existing niche markets; strengthened customer relationships through value-added initiatives and key product partnerships; investments in new technology and processes to reinforce market strength and capabilities in key business groups; consolidation and rationalization activities to further reduce costs and improve productivity within our manufacturing and distribution footprint; an opportunistic and disciplined approach to strategic, bolt-on acquisitions to accelerate growth in our market positions; and potential divestitures of businesses with non-strategic products or markets.
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
We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Brazil. For the year ended December 31, 2014, international net sales accounted for approximately 15% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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
The credit facilities contain restrictive covenants and cross default provisions that require us to maintain specified financial ratios. The Company’s ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot be assured we will satisfy those ratios. A breach of any of those financial ratio covenants or other covenants could result in a default. Upon the occurrence of an event of default, the lenders could elect to declare the applicable outstanding indebtedness due immediately and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.
Internal control systems are intended to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  We concluded that our internal controls over financial reporting were ineffective as of December 31, 2014 as a result of control deficiencies over our Brazilian operations. As described in Item 9A of this Form 10-K, during 2014 we identified control deficiencies with respect to the design and operational effectiveness of our internal control over financial reporting, which when aggregated, represented material weaknesses in internal control over the inventory and the financial statement close processes, including insufficient management oversight and monitoring of the controls at our Brazilian operations.  Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected or corrected on a timely basis. Although we plan to complete remediation as quickly as possible in 2015, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating these material weaknesses.  As with any material weakness, if our remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements.
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

Equity Ownership Concentration

Based solely on the Schedule 13D filed on February 19, 2015, by Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Gabelli Securities, Inc., Teton Advisors, Inc., GGCP, Inc., and GAMCO Investors, Inc., (collectively, the “Gamco Group”), for which the Company disclaims any responsibility, beneficially owned 6,607,410 shares of our common stock which represented approximately 21% of the 31,511,839 shares outstanding as reported in our Form 10-Q for the quarterly period ended September 30, 2014. Combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.
Legal & Regulatory Actions
Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse affect on the Company’s financial results.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
The following table sets forth certain information with respect to properties owned by the Company:

	Distribution
Location	Approximate Floor Space (Square Feet)	Approximate Land Area (Acres)	Use
Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	60,000	5	Distribution center
Akron, Ohio	31,000	2	Warehousing
Pomona, California	18,000	1	Sales and distribution center

	Manufacturing
Miami, Oklahoma	330,000	16	Manufacturing and distribution
Sandusky, Ohio	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Sparks, Nevada	185,000	11	Held for sale
Bristol, Indiana	185,000	12	Manufacturing and distribution
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, North Carolina	172,000	20	Manufacturing and distribution
Scarborough, Ontario	170,000	8	Manufacturing and distribution
Sebring, Florida	26,000	10	Held for sale
The following table sets forth certain information with respect to facilities leased by the Company.

	Manufacturing & Distribution
Location	Approximate Floor Space (Square Feet)	Expiration Date of Lease	Use
Middlefield, Ohio	632,000	September 30, 2025	Held for sale
Elyria, Ohio	451,000	September 30, 2015	Held for sale
Cassopolis, Michigan	198,000	October 31, 2015	Manufacturing and distribution
South Beloit, Illinois	160,000	September 30, 2017	Manufacturing and distribution
Springfield, Missouri	120,000	August 31, 2016	Manufacturing and distribution
Lauro de Freitas City, Bahia, Brazil	77,000	June 30, 2015	Manufacturing and distribution
Ibipora, Parana, Brazil	68,000	December 31, 2015	Manufacturing and distribution
Brantford, Ontario, Canada	58,000	January 31, 2015	Held for sale
Southaven, Mississippi	56,000	September 30, 2016	Distribution center
Jaguariuna, Brazil	54,000	April 30, 2017	Manufacturing and distribution
Springfield, Missouri	51,000	August 31, 2016	Manufacturing and distribution
Springfield, Missouri	49,000	August 31, 2016	Manufacturing and distribution
Burlington, Ontario, Canada	46,000	January 31, 2015	Held for sale
Salt Lake City, Utah	31,000	October 31, 2016	Distribution center
Milford, Ohio	22,000	November 30, 2015	Administration and sales
Twinsburg, Ohio	11,000	October 31, 2023	Held for sale

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
Since Buckhorn Inc. may be a potentially responsible party (“PRP”) of the New Idria Mercury Mine, the Company recognized an expense of $1.9 million, on an undiscounted basis, in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Expenses of approximately $0.8 million have been incurred and charged against the reserve classified in Other Liabilities on the Consolidated Statements of Financial Position as of December 31, 2014. As investigation and remediation proceed, it is likely that adjustments to the reserved expense will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of corrective actions that may be required, the number and financial condition of other PRPs as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.
In November 2011, the EPA completed an interim removal project at the New Idria Mercury Mine site. It is expected this removal action will be part of the final remediation strategy for the site. According to informal reports, EPA’s interim removal project costs were approximately $0.5 million. The Company and Buckhorn have received indications that the EPA intends to seek recovery of the costs of this work and other past costs from the Company and Buckhorn and to initiate the administrative processes whereby the Company and/or Buckhorn would perform the remedial investigation and feasibility study described above.
Guadelupe River Watershed TMDL
A number of parties, including the Company and its subsidiary, Buckhorn, were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (“RWQCB”). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (“Watershed”) region in Santa Clara County, California and specifically to the development of a "total maximum daily load" ("TMDL") for mercury deposits into the Watershed. The RWQCB has since completed the development and adoption of the Watershed mercury TMDL. Buckhorn has previously been alleged to be a successor in interest to NIMCC, which owned property and performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB or by other parties who have been involved in Watershed clean-up efforts that have been initiated as a result of the adoption of the TMDL. Although assertion of a claim by the RWQCB or another party involved in this clean up effort is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s consolidated financial statements.

Other
Buckhorn and Schoeller Arca Systems, Inc. (“SAS”) were plaintiffs in a patent infringement lawsuit against Orbis Corp. and Orbis Material Handling, Inc. (“Orbis”) for alleged breach by Orbis of an exclusive patent license agreement from SAS to Buckhorn.  SAS is an affiliate of Schoeller Arca Systems Services B.V. (“SASS B.V.”), a Dutch company.  SAS manufactures and sells plastic returnable packaging systems for material handling.  In the course of the litigation, it was discovered that SAS had given a patent license agreement to a predecessor of Orbis that pre-dated the one that SAS sold to Buckhorn.  As a result, judgment was entered in favor of Orbis, and the court awarded attorney fees and costs to Orbis in the amount of $3.1 million, plus interest and costs.  In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn.  Although the range of exposure is $0 - $3.1 million, plus interest, Buckhorn’s responsibility as a co-judgment debtor is not specified.  Buckhorn believes it is not responsible for any of the award because it is not a party to the Orbis license and will continue to aggressively pursue any and all legal actions both with respect to appealing the award requesting SAS be named solely responsible for payment of the judgment, as well as pursuing SAS and SASS B.V. for fraudulently selling an exclusive

patent license they could not sell.   In August 2014, SASS B.V. informed Buckhorn that SAS may not have the financial ability to pay the judgment and provided financial statements to Buckhorn indicating SAS is in financial distress and while SASS B.V is financially stable, the award is against SAS, not SASS B.V.  Given the uncertainty of SAS’s financial ability to meet the obligation and the judgment is joint and several, Myers has recorded an expense during 2014 for the entire amount of the unpaid judgment of $3.0 million, despite the belief we will ultimately be successful in the appeal and suing SAS and SASS B.V. The matter is presently under appeal and Buckhorn is also suing SAS and SASS B.V.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2014. Executive officers are appointed annually by the Board of Directors.

Name	Age	Years as Executive Officer	Title
John C. Orr	64	12	President and Chief Executive Officer
Greggory W. Branning	53	3	Senior Vice President, Chief Financial Officer and Corporate Secretary
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
Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant’s Directors, certain of its executive officers and persons who own more than ten percent of its Common Stock (“Insiders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange, Inc., and to furnish the Company with copies of all such forms they file. The Company understands from the information provided to it by insiders that they adhered to all filing requirements applicable to section 16 filers in 2014.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of shareholders of record at December 31, 2014 was 1,225. High and low stock prices and dividends for the last two years were:

2014	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$21.50	$18.87	$0.13
June 30	24.32	18.67	0.13
September 30	20.23	17.63	0.13
December 31	17.93	14.33	0.13

2013	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$15.33	$13.47	$0.09
June 30	15.64	12.85	0.09
September 30	20.34	15.73	0.09
December 31	21.59	17.46	0.09
Purchases of equity securities by the issuer
The following table presents information regarding the Company’s stock purchase plan during the three months ended December 31, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/14 to 10/31/14	80,000	$16.45	3,225,286	4,774,714
11/1/14 to 11/30/14	190,000	15.54	3,415,286	4,584,714
12/1/14 to 12/31/14	140,000	16.52	3,555,286	4,444,714

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014

		2009	2010	2011	2012	2013	2014
Myers Industries Inc.	Annual Return %		10.64	30.16	25.42	42.35	(14.36)
	Cum $	100.00	110.64	144.01	180.61	257.11	220.18
S&P 500 Index - Total Return	Annual Return %		15.06	2.11	16.00	32.39	13.69
	Cum $	100.00	115.06	117.49	136.30	180.44	205.14
S&P 600 Index - Total Return	Annual Return %		26.31	1.02	14.08	41.31	5.76
	Cum $	100.00	126.31	127.59	145.56	205.70	217.53

ITEM 6.    Selected Financial Data
Thousands of Dollars, Except Per Share Data

	2014	2013	2012	2011	2010
Operations for the Year(1)
Net sales	$623,649	$584,733	$545,572	$507,947	$481,384
Cost of sales	462,370	415,179	381,673	361,595	359,721
Selling expenses	60,261	55,398	51,227	46,119	41,328
General and administrative expenses	78,400	69,840	66,146	66,384	53,971
Impairment charges(2)	—	—	—	997	—
Other income(3)	—	—	—	—	(3,827)
Interest — net	8,535	4,531	4,330	4,573	7,192
Total costs and expenses	609,566	544,948	503,376	479,668	458,385
Income from continuing operations before income taxes	14,083	39,785	42,196	28,279	22,999
Income tax expense	5,122	13,343	15,689	6,421	3,690
Net income from continuing operations	$8,961	$26,442	$26,507	$21,858	$19,309
Income (loss) from discontinued operations, net of tax	$(17,642)	$(440)	$3,455	$2,647	$(62,143)
Net income (loss)	$(8,681)	$26,002	$29,962	$24,505	$(42,834)
Net income per basic share from continuing operations	$0.28	$0.78	$0.79	$0.63	$0.55
Net income per diluted share from continuing operations	$0.27	$0.77	$0.78	$0.63	$0.55
Net income (loss) per basic share from discontinued operations	$(0.55)	$(0.01)	$0.10	$0.08	$(1.76)
Net income (loss) per diluted share from discontinued operations	$(0.54)	$(0.01)	$0.10	$0.08	$(1.76)
Net income (loss) per basic share	$(0.27)	$0.77	$0.89	$0.71	$(1.21)
Net income (loss) per diluted share	$(0.27)	$0.76	$0.88	$0.71	$(1.21)
Financial Position — At Year End
Total assets	$564,833	$469,457	$484,856	$428,757	$432,395
Current assets	285,441	234,910	239,596	218,452	213,847
Current liabilities	153,814	150,583	114,477	110,656	106,331
Working capital	131,627	84,327	125,119	107,796	107,516
Other assets	142,626	136,097	151,432	131,346	137,122
Property, plant and equipment — net	136,766	98,450	93,828	78,959	81,426
Less:
Long-term debt, less current portion	236,429	44,347	90,497	67,800	82,300
Other long term liabilities	13,738	22,512	29,155	28,416	12,129
Deferred income taxes	14,281	16,508	20,705	15,745	19,830
Shareholders’ Equity	146,571	235,507	230,022	206,140	211,805
Common Shares Outstanding	31,162,962	33,572,778	33,480,189	33,420,488	35,315,732
Book Value Per Common Share	$4.70	$7.01	$6.87	$6.17	$6.00
Other Data
Dividends paid(4)	$15,707	$9,103	$13,006	$9,523	$9,209
Dividends declared per Common Share	$0.52	$0.36	$0.32	$0.28	$0.26
Average Basic Common Shares Outstanding during the year	33,232,965	33,588,720	33,597,020	34,584,558	35,304,817

(1)	Historical information has been adjusted to reflect discontinued operations presentation. See Note 4 to the consolidated financial statements

(2)	In 2011, the Company recorded $0.9 million of impairment charges for long-lived assets related to the Material Handling Segment.

(3)	In 2010, the Company recorded a non-operating gain of $3.8 million ($4.4 million, net of related expenses) related to a favorable claims settlement.

(4)	Dividends in 2012 reflect the fourth quarter dividend paid in 2012, for a total of five dividend payments in calendar year 2012.

ITEM 7.    Management’s Discussion and Analysis of Results of Operations and Financial Condition
Executive Overview
The Company conducts its business activities in two distinct segments: The Material Handling Segment and the Distribution Segment. The Lawn and Garden business is classified as discontinued operations and all historical information has been adjusted to reflect the discontinued operations presentation.
The Company designs, manufactures, and markets a variety of plastic and rubber products. These products range from plastic reusable material handling containers and small parts storage bins to plastic and rubber OEM parts, tire repair materials, custom plastic and rubber products, consumer fuel containers, military water containers as well as ammunition packaging and shipping containers. Our Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and under vehicle service on passenger, heavy truck and off-road vehicles, as well as the manufacturing of tire repair and retreading products.
Results of Operations: 2014 versus 2013
Net Sales:

(dollars in millions)
Segment	2014	2013	Change	% Change
Material Handling	$432.1	$380.6	$51.5	14%
Distribution	191.9	204.5	(12.6)	(6)%
Intra-segment elimination	(0.4)	(0.4)	—	—%
TOTAL	$623.6	$584.7	$38.9	7%
Net sales for 2014 were $623.6 million, an increase of $38.9 million or 7% compared to the prior year. Net sales increased $39.4 million due to the inclusion of Scepter Corporation Group ("Scepter") acquired July 2, 2014. The increase in net sales also included $12.7 million of improved pricing to mitigate higher resin prices during the year. The increase in net sales was partially offset by lower sales volumes of $6.8 million and unfavorable foreign currency translation of $6.4 million.
Net sales in the Material Handling Segment increased $51.5 million or 14% in 2014 compared to 2013. The increase in net sales was mainly attributable to the inclusion of $39.4 million of net sales from the date of acquisition of Scepter that was completed July 2, 2014. Also contributing to the increase in net sales was improved pricing of $12.6 million to offset raw material costs, and higher volume of $5.9 million, driven by strong sales in the industrial, marine and recreational vehicle end markets. The increase in net sales was partially offset by unfavorable foreign currency translation of $6.4 million.
Net sales in the Distribution Segment decreased $12.6 million in 2014 compared to 2013. The decrease in net sales was attributable to a decline in custom sales and the result of the closure of our Canadian branches in the first quarter of 2014.
Cost of Sales & Gross Profit:

(dollars in millions)
Cost of Sales and Gross Profit	2014	2013
Cost of sales	$462.4	$415.2
Gross profit	$161.3	$169.6
Gross profit as a percentage of sales	25.9%	29.0%
Gross profit declined $8.3 million in 2014 compared to 2013 despite an increase in sales. Gross profit margin as a percentage of sales decreased to 25.9% for 2014 compared to 29.0% in the prior year. A weakened demand for our Material Handling Segment's agricultural and food processing products, along with a challenging Brazilian economy, lowered profitability versus the prior year. Higher raw material costs during the year compared to the prior year also negatively impacted gross profit. Raw material costs, primarily plastic resins, polypropylene and polyethylene, were on average, approximately 9% higher in 2014 as compared to the prior year. Also contributing to the reduction in gross margin was a $2.3 million inventory fair value adjustment resulting from our acquisition of Scepter and approximately $1.0 million of restructuring and other unusual charges in 2014, as compared to $0.2 million in 2013.

Selling, General and Administrative Expenses:

(dollars in millions)
SG&A Expenses	2014	2013	Change	% Change
SG&A expenses	$138.7	$125.2	$13.5	11%
SG&A expenses as a percentage of sales	22.2%	21.4%
Selling, general and administrative (“SG&A”) expenses increased $13.5 million or 11% from 2013. The inclusion of the Scepter acquisition contributed $11.1 million of incremental SG&A costs in 2014 compared to the prior year. The increase in SG&A expenses in 2014 also included the establishment of a reserve related to a patent infringement legal suit of $3.0 million and approximately $3.6 million of transaction costs related to the acquisition of Scepter. SG&A expenses were reduced by a decrease in employee related costs of $2.8 million, lower outside legal and professional costs of approximately $2.0 million, and lower administrative costs related to facilities of approximately $0.9 million. Also in 2014, a favorable adjustment of $1.2 million was recorded to reduce contingent consideration recorded in a prior period due to a change in projections used to estimate expected payments at December 31, 2014. In addition, higher freight costs of $0.8 million were incurred during 2014 as compared to 2013. SG&A expenses for 2014 included restructuring and other unusual charges of approximately $2.2 million compared to $0.4 million in the prior year. Shipping and handling costs, including freight, are primarily classified as SG&A expenses.
Interest Expense:

(dollars in millions)
Net Interest Expense	2014	2013	Change	% Change
Net interest expense	$8.5	$4.5	$4.0	89%
Outstanding borrowings, net of deferred financing costs	$236.4	$44.3	$192.1	434%
Average borrowing rate	4.00%	4.92%
Net interest expense was $8.5 million in 2014 compared to $4.5 million in 2013. The increase in net interest expense is due to the higher average debt balance. The increase in outstanding borrowings in 2014 compared to the prior year related to our senior unsecured notes and higher balance outstanding under our credit facility as a result of our Scepter acquisition in July 2014.
Income Taxes:

(dollars in millions)
Income Taxes	2014	2013
Income from continuing operations before income taxes	$14.1	$39.8
Income tax expense	$5.1	$13.3
Effective tax rate	36.4%	33.5%
The 2014 effective tax rate of 36.4% compared to 33.5% in 2013. The 2014 effective tax rate of 36.4% reflects a $1.8 million reduction in net state and local income taxes, offset by the inability to benefit from losses in Brazil, an increase of $0.6 million in non-deductible acquisition and a $0.9 million increase in compensation costs. The 2013 effective tax rate reflects approximately $1.2 million of tax benefits from the domestic production deduction.
Discontinued Operations:
Loss from discontinued operations, net of income taxes was $17.6 million for the year ended December 31, 2014 compared to a loss from discontinued operations of $0.4 million in the prior period, primarily as a result of an $18.9 million impairment charge. Discontinued operations are comprised of the Lawn and Garden business and WEK Industries, Inc. ("WEK"). We completed the sale of WEK in June 2014. The Lawn and Garden business was held for sale at December 31, 2014.
Net sales from discontinued operations decreased $35.8 million or 14.9% for the year ended December 31, 2014 compared to the prior year. The decrease in net sales was due to lower sales volume of $37.8 million attributable to the sale of WEK on June 20, 2014, poor weather conditions, transportation issues, operational start-up issues related to our rationalization plan and the negative impact from the effect of unfavorable currency translation of $2.3 million. The decrease in net sales was partially offset by improved pricing of $4.3 million to help mitigate higher raw material costs.

Higher restructuring and other related charges of $11.1 million for the year ended December 31, 2014 compared to $9.3 million in the comparable prior period negatively impacted results. The asset impairment charge of $18.9 million was recorded to reflect the excess carrying value over fair value less cost to sell the Lawn and Garden business.
Gain on sale of discontinued operations was $4.6 million, net of tax of $1.6 million, resulting in an after tax gain of $3.0 million related to the sale of WEK on June 20, 2014.
Results of Operations: 2013 versus 2012
Net Sales:

(dollars in millions)
Segment	2013	2012	Change	% Change
Material Handling	$380.6	$337.5	$43.1	13%
Distribution	204.5	208.6	(4.1)	(2)%
Intra-segment elimination	(0.4)	(0.5)	0.1	20%
TOTAL	$584.7	$545.6	$39.1	7%
Net sales for 2013 were $584.7 million, an increase of $39.1 million or 7% compared to the prior year. Net sales increased $33.1 million due to the acquisition sales of Plasticos Novel do Nordeste S. A. ("Novel") and Jamco Products Inc. ("Jamco") which were acquired in 2012, along with $4.6 million of improved pricing and approximately $5.1 million in higher sales volumes. The increase in net sales was partially offset by unfavorable foreign currency translation of $3.7 million.
Net sales in the Material Handling Segment increased $43.1 million or 13% in 2013 compared to 2012. The net increase in sales was mainly attributable to the inclusion of $33.1 million of net sales from the acquisition of Novel and Jamco which were completed in the second half of 2012. Also contributing to the increase in net sales was improved pricing of approximately $4.5 million and higher volume of approximately $9.0 million, driven by sales in the agricultural, distribution, recreational vehicle and marine markets. The increase in net sales noted above was partially offset by unfavorable currency translation of $3.5 million.
Net sales in the Distribution Segment decreased $4.1 million in 2013 compared to 2012. The decrease in net sales was attributable to $3.9 million in lower sales volume, primarily in equipment and from new product introductions. In addition, unfavorable currency translation of $0.2 million negatively impacted net sales year over year.
Cost of Sales & Gross Profit:

(dollars in millions)
Cost of Sales and Gross Profit	2013	2012
Cost of sales	$415.2	$381.7
Gross profit	$169.6	$163.9
Gross profit as a percentage of sales	29.0%	30.0%
Gross profit increased due to higher sales in 2013 versus 2012. Gross profit margin decreased slightly to 29.0% for 2013 compared to 30.0% in the prior year, as productivity improvements in 2013 were offset by higher raw material costs compared to the prior year. Raw material costs, primarily for plastic resins, were, on average, approximately 10% higher for polypropylene and polyethylene in 2013 compared to the prior year.
Selling, General and Administrative Expenses:

(dollars in millions)
SG&A Expenses	2013	2012	Change	% Change
SG&A expenses	$125.2	$117.4	$7.8	7%
SG&A expenses as a percentage of sales	21.4%	21.5%
Selling, general and administrative (“SG&A”) expenses increased $7.8 million or 7% compared with 2012. The inclusion of the Novel and Jamco acquisitions in the second half of 2012 contributed $7.2 million of incremental SG&A costs in 2013 compared to the same period in the prior year. The increase in SG&A expenses in 2013 also included higher consulting costs of approximately

$2.4 million, primarily related to our information technology initiatives. In addition, higher bad debt expense in 2013 as compared to 2012 was attributable to the reversal of bad debt expense in 2012 of $1.4 million from the recovery of a bad debt established in the previous year. Also, SG&A expenses for 2013 included restructuring and other related charges of $0.4 million compared to $2.8 million for severance, consulting and lease obligation costs for 2012. Gains on the sale of property sold in 2012 were $0.8 million. Shipping and handling costs, including freight, are primarily classified as SG&A expenses.
Interest Expense:

(dollars in millions)
Net Interest Expense	2013	2012	Change	% Change
Net interest expense	$4.5	$4.3	$0.2	5%
Outstanding borrowings, net of deferred financing costs	$44.3	$90.5	$(46.2)	(51)%
Average borrowing rate	4.92%	4.91%
Net interest expense was $4.5 million in 2013 compared to $4.3 million in 2012. The weighted average level of outstanding borrowings was approximately $44.3 million in 2013 compared to $90.5 million in 2012. The decrease in outstanding borrowings at December 31, 2013 compared to December 31, 2012 was primarily due to the repayment of the $35 million Senior notes and net repayment on the credit facility during 2013.
Income Taxes:

(dollars in millions)
Income Taxes	2013	2012
Income from continuing operations before taxes	$39.8	$42.2
Income tax expense	$13.3	$15.7
Effective tax rate	33.5%	37.2%
The 2013 effective tax rate of 33.5% reflects a $0.8 million reduction in net state and local income taxes and a $0.3 million increase in foreign tax incentives. The 2012 effective tax rate reflects approximately $0.4 million of tax benefits from changes in unrecognized tax benefits.
Discontinued Operations:
Loss from discontinued operations, net of income taxes was $0.4 million for the year ended December 31, 2013 compared to income from discontinued operations of $3.4 million in the prior year. Discontinued operations are comprised of the Lawn and Garden business and WEK. WEK and the Lawn and Garden business were both held for sale at December 31, 2013.
Net sales from discontinued operations decreased $5.1 million or 2.1% for the year ended December 31, 2013 compared to 2012. The decrease in net sales was due to lower sales volume of $9.9 million due to timing of customer orders for the coming season, as well as production and distribution start-up issues, primarily in the fourth quarter of 2013 from our business rationalization plan. Net sales were also negatively impacted from the effect of unfavorable currency translation of $3.2 million. The decrease in net sales was partially offset by improved pricing of $8.0 million to help mitigate higher raw material costs.
Higher restructuring and other related charges of $9.3 million for the year ended December 31, 2013 compared to $0.1 million in the prior year, which negatively impacted results.
Acquisitions
On July 2, 2014, CA Acquisition Inc., now known as Scepter Canada Inc., and a wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of substantially all of the assets and assumption of certain liabilities of Scepter Corporation and certain real property of SHI Properties Inc., both located in Scarborough, Ontario, Canada. Contemporaneously with the asset acquisition, Crown US Acquisition Company, now known as Scepter US Holding Company, and another wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of all of the issued and outstanding membership interests of Eco One Leasing, LLC and Scepter Manufacturing, LLC, both located in Miami, Oklahoma. Eco One Leasing, LLC was subsequently merged into Scepter Manufacturing, LLC. The total purchase price for these acquisitions (collectively, “Scepter”) was $156.6 million in cash, which includes a final working capital adjustment. The acquisition of Scepter was funded from net proceeds from additional borrowings of approximately $134.1 million under the Fourth Amended and Restated Loan Agreement and cash on hand of $22.5 million.

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
Financial Condition & Liquidity and Capital Resources
Cash provided by operating activities from continuing operations was $51.7 million for the year ended December 31, 2014 compared to $74.9 million in 2013. The decrease of $23.2 million was attributable to decreased earnings, higher working capital and higher non-cash charges in 2014 compared to the prior year. Net income from continuing operations was $9.0 million in 2014 compared to $26.4 million in 2013. Non-cash charges including depreciation and amortization were $31.8 million in 2014 compared to non-cash charges of $23.2 million in 2013.
Cash provided by working capital was $12.2 million in 2014 compared to cash provided of $27.0 million in 2013. In 2014, cash provided by inventories was approximately $2.4 million compared to $3.0 million in 2013. In 2014, the source of funds for accounts receivable was $2.7 million compared to the use of $2.0 million in 2013. In addition, as a result of timing of payments and extending vendor terms on accounts payable, positive cash flow was realized in both 2014 and 2013.
Capital expenditures were $24.2 million in 2014 compared to $20.7 million in 2013. Capital spending in 2014 was higher than the preceding year as investments were made for new manufacturing focused on growth and productivity improvements in addition to higher spending due to Scepter. In 2014, the Company paid approximately $156.6 million in connection with the acquisition of Scepter which is included in the Material Handling Segment. In 2013, the Company purchased an equity interest in a non-consolidated subsidiary, included in the Distribution segment, for approximately $0.6 million. In 2012, the Company paid a combined total of $18.5 million in connection with the acquisitions of Novel and Jamco. The Company received approximately $0.6 million and $3.1 million in cash proceeds from the sale of certain property, plant & equipment in 2014 and 2012, respectively.
During 2014, the Company used cash of $54.9 million to purchase 2,742,506 shares of its own stock under a share repurchase plan compared to $8.1 million to purchase 530,983 shares of its own stock in 2013. In addition, the Company used cash to pay dividends of $15.7 million and $9.1 million for the years 2014 and 2013, respectively. Lower dividend payments in 2013 resulted from the accelerated fourth quarter dividend payment made in December 2012 to reduce the tax impact for our shareholders in 2013.
On December 13, 2013, the Company entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement”). The agreement provided for a $200 million senior revolving credit facility expiring on December 13, 2018, which replaced the existing $180 million facility.
In addition, on May 30, 2014, the Company entered into a First Amendment to the Fourth Amended and Restated Loan Agreement (the "Loan Amendment"). The Loan Amendment increased the senior revolving credit facility from $200 million to $300 million through December 2018 and provided for an additional subsidiary of the Company as a borrower and another subsidiary of the Company as a guarantor of the credit facility. On July 2, 2014, the Company borrowed approximately $135.3 million under the Loan Agreement to fund the acquisition of Scepter. Amounts borrowed under the agreement are secured by pledges of stock of certain of our foreign and domestic subsidiaries.
Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.
On October 22, 2013, the Company entered into a note purchase agreement for the private placement of Senior Unsecured Notes totaling $100 million with a group of investors. The series of four notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and expiring between 2021 and 2026. At December 31, 2013, the Company had $11 million of its 5.25% Senior Unsecured Notes due January 15, 2024 outstanding under the note purchase agreement. Remaining proceeds of $89 million under the note purchase agreement were subsequently received in January 2014. At December 31, 2014, $100 million was outstanding.
Total debt outstanding at December 31, 2014 was $236.4 million, net of deferred financing costs, compared with $44.3 million at December 31, 2013. The increase in debt outstanding year-over-year is mainly due to cash proceeds of $89.0 million from our senior unsecured notes and the net additional borrowings under our amended Loan Agreement, primarily to fund the acquisition of Scepter in July 2014. The Company’s Loan Agreement provides available borrowing up to $300 million, reduced for letters of credit issued. As of December 31, 2014, the Company had $4.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. As of December 31, 2014, there was $158.6 million available under our Loan Agreement.
As of December 31, 2014, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio, defined as earnings before interest and taxes divided by interest expense, and a leverage ratio, defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt. The ratios as of and for the period ended December 31, 2014 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	10.14
Leverage Ratio	3.25 to 1 (maximum)	2.78
The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.
Contractual Obligations
The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments reflecting our current debt structure:

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
		(Amounts in Thousands)
Principal payments on debt	$—	$—	$137,109	$100,000	$237,109
Interest	5,827	11,655	11,655	22,147	51,284
Lease payments	4,861	5,864	317	3,958	15,000
Retirement obligations and other benefits	577	1,022	873	2,296	4,768
Total	$11,265	$18,541	$149,954	$128,401	$308,161
 Uncertain tax position liabilities are excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective tax authority cannot be made.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Derivative Financial Instruments
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2014, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1.3 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States ("U.S."). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $2 to $5 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the ending of a reporting period. At December 31, 2014, the Company had no foreign currency arrangements or contracts in place.

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
Inventory — Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 30 percent of the Company’s inventories and the first-in, first-out (“FIFO”) method for all other inventories. Where appropriate, standard cost systems are utilized and appropriate variances are evaluated for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.
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
Goodwill impairment testing requires, in part, that we estimate the fair value of our reporting units which, in turn, requires that we make judgments concerning future cash flows and appropriate discount rates for those reporting units. Fair values are established using comparative market multiples in the current market conditions and discounted cash flows. The discount rates used are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 10% to 13% in 2014. In addition we would make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models.
Based on procedures conducted to test impairment of goodwill of the Company’s reporting units, Plasticos Novel do Nordeste S. A. (“Novel”) and Jamco Products, Inc. (“Jamco”) did not substantially exceed their carrying value as of our assessment date in 2014. The estimated fair value of Novel and Jamco exceeded their carrying values by approximately 10% and 20%, respectively. Although no goodwill impairment charge is required for 2014, it does present a risk of future impairment for the goodwill assigned to those reporting units. The decline in the fair values of these businesses was driven primarily by reduced profitability as a result of lower margins due to higher costs, principally in raw materials and a prolonged economic downturn in the Brazilian economy impacting Novel. As a result, management decreased future projections of the operating results and cash flows in assessing goodwill at these reporting units. During the annual review of goodwill, management proceeded directly to the two-step test for Novel and Jamco. The Company is making necessary changes in operations to improve profitability in these businesses. If expected future forecasted results for these businesses are not achieved it may result in the Company recording impairment charges for these reporting units in future periods.
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
Recent Accounting Pronouncements Not Yet Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. This ASU will be effective for the Company for applicable transactions occurring after January 1, 2015. We will prospectively apply the guidance to applicable transactions. The Lawn and Garden transaction described in Note 4 of the Notes to the Consolidated Financial Statements in Item 8 is not subject to this guidance.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company on January 1, 2017 with early adoption not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the adoption date. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements as well as the method by which the Company will adopt the new standard.
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

ITEM 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Myers Industries, Inc.

We have audited the accompanying consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myers Industries, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myers Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 31, 2015 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP
Akron, Ohio
March 31, 2015

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except share data)

	2014	2013	2012
Net sales	$623,649	$584,733	$545,572
Cost of sales	462,370	415,179	381,673
Gross profit	161,279	169,554	163,899
Selling expenses	60,261	55,398	51,227
General and administrative expenses	78,400	69,840	66,146
	138,661	125,238	117,373
Operating income	22,618	44,316	46,526
Interest
Income	(127)	(213)	(164)
Expense	8,662	4,744	4,494
Interest expense, net	8,535	4,531	4,330
Income from continuing operations before income taxes	14,083	39,785	42,196
Income tax expense	5,122	13,343	15,689
Net income from continuing operations	$8,961	$26,442	$26,507
Income (loss) from discontinued operations, net of tax	$(17,642)	$(440)	$3,455
Net (loss) income	$(8,681)	$26,002	$29,962
Income per common share from continuing operations:
Basic	$0.28	$0.78	$0.79
Diluted	$0.27	$0.77	$0.78
Income (loss) per common share from discontinued operations:
Basic	$(0.55)	$(0.01)	$0.10
Diluted	$(0.54)	$(0.01)	$0.10
Net income (loss) per share:
Basic	$(0.27)	$0.77	$0.89
Diluted	$(0.27)	$0.76	$0.88
Dividends declared per share	$0.52	$0.36	$0.32

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except share data)

	2014	2013	2012
Net income (loss)	$(8,681)	$26,002	$29,962
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(13,318)	(9,292)	2,791
Pension liability, net of tax (benefit) expense of ($448) in 2014, $605 in 2013 and $80 in 2012	(797)	1,076	558
Total other comprehensive income (loss), net of tax	(14,115)	(8,216)	3,349
Comprehensive income (loss)	$(22,796)	$17,786	$33,311

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
As of December 31, 2014 and 2013
(Dollars in thousands)

	2014	2013
Assets
Current Assets
Cash	$4,676	$6,539
Accounts receivable-less allowances of $782 and $1,313, respectively	90,664	74,932
Inventories
Finished and in-process products	40,122	34,337
Raw materials and supplies	23,216	18,786
	63,338	53,123
Prepaid expenses	6,591	5,492
Deferred income taxes	2,397	2,064
Assets held for sale - current	117,775	92,760
Total Current Assets	285,441	234,910
Other Assets
Goodwill	66,639	51,075
Patents and other intangible assets, net	72,235	14,255
Assets held for sale	—	67,808
Other	3,752	2,959
	142,626	136,097
Property, Plant and Equipment, at Cost
Land	8,405	3,082
Buildings and leasehold improvements	57,537	48,159
Machinery and equipment	335,963	294,537
	401,905	345,778
Less allowances for depreciation and amortization	(265,139)	(247,328)
Property, plant and equipment, net	136,766	98,450
Total Assets	$564,833	$469,457

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
As of December 31, 2014 and 2013
(Dollars in thousands, except share data)

	2014	2013
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$77,320	$68,897
Accrued expenses
Employee compensation	14,967	17,413
Income taxes	3,086	5,519
Taxes, other than income taxes	1,940	2,173
Accrued interest	3,207	103
Liabilities held for sale	27,122	40,044
Other	26,172	16,434
Total Current Liabilities	153,814	150,583
Long-term debt	236,429	44,347
Liabilities held for sale	—	7,825
Other liabilities	13,738	14,687
Deferred income taxes	14,281	16,508
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 31,162,962 and 33,572,778; net of treasury shares of 6,604,175 and 4,203,179, respectively)	18,855	20,313
Additional paid-in capital	218,394	266,276
Accumulated other comprehensive income (loss)	(11,688)	2,427
Retained deficit	(78,990)	(53,509)
Total Shareholders’ Equity	146,571	235,507
Total Liabilities and Shareholders’ Equity	$564,833	$469,457

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except share and per share data)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Total Stockholders' Equity
	Number	Amount
Balance at January 1, 2012	33,420,488	$20,312	$265,000	$7,294	$(86,466)	$206,140
Net income	—	—	—	—	29,962	29,962
Sales under option plans	278,659	145	2,870	—	—	3,015
Dividend reinvestment plan	7,112	5	102	—	—	107
Restricted stock vested	40,500	24	(24)	—		—
Restricted stock and stock option grants, net	11,484	—	2,708	—	—	2,708
Cancellations and terminations of share grants	—	—	(253)	—	—	(253)
Foreign currency translation adjustment	—	—	—	2,791	—	2,791
Purchases for treasury-net	(281,797)	(172)	(4,032)	—	—	(4,204)
Stock contribution	3,743	2	48	—	—	50
Declared dividends - $.32 per share	—	—	—	—	(10,852)	(10,852)
Pension liability, net of tax of $80	—	—	—	558	—	558
Balance at December 31, 2012	33,480,189	$20,316	$266,419	$10,643	$(67,356)	$230,022
Net income	—	—	—	—	26,002	26,002
Net sales under option plans	503,321	299	5,394	—	—	5,693
Dividend reinvestment plan	7,390	4	109	—	—	113
Restricted stock vested	112,000	—	—	—	—	—
Restricted stock and stock option grants, net	33,152	—	2,237	—	—	2,237
Tax benefit from options	—	—	389	—	—	389
Cancellations and terminations of share grants	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(9,292)	—	(9,292)
Purchases for treasury-net	(530,983)	(314)	(7,782)	—	—	(8,096)
Stock contributions	12,682	8	194	—	—	202
Shares withheld for employee taxes on equity awards	(44,973)	—	(684)	—	—	(684)
Declared dividends - $.36 per share	—	—	—	—	(12,155)	(12,155)
Pension liability, net of tax of $605	—	—	—	1,076	—	1,076
Balance at December 31, 2013	33,572,778	$20,313	$266,276	$2,427	$(53,509)	$235,507
Net income (loss)	—	—	—	—	(8,681)	(8,681)
Net sales under option plans	227,664	138	2,654	—	—	2,792
Dividend reinvestment plan	7,159	4	130	—	—	134
Restricted stock vested	123,829	75	(75)	—	—	—
Restricted stock and stock option grants, net	15,055	10	2,825	—	—	2,835
Tax benefit from options	—	—	679	—	—	679
Foreign currency translation adjustment	—	—	—	(13,318)	—	(13,318)
Purchases for treasury-net	(2,742,506)	(1,660)	(53,237)	—	—	(54,897)
Stock contributions	9,376	6	194	—	—	200
Shares withheld for employee taxes on equity awards	(50,393)	(31)	(1,052)	—	—	(1,083)
Declared dividends - $.52 per share	—	—	—	—	(16,800)	(16,800)
Pension liability, net of tax of $448	—	—	—	(797)	—	(797)
Balance at December 31, 2014	31,162,962	$18,855	$218,394	$(11,688)	$(78,990)	$146,571
The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$(8,681)	$26,002	$29,962
(Loss) income from discontinued operations	(17,642)	(440)	3,455
Net Income from continuing operations	8,961	26,442	26,507
Items not affecting use of cash
Depreciation	24,173	20,386	17,050
Amortization	6,999	3,142	2,426
Non-cash stock compensation	3,115	2,557	2,708
Provision for (recovery of) loss on accounts receivable	406	457	(836)
Deferred taxes	(2,665)	(2,729)	603
Other long-term liabilities	341	(978)	3,939
Loss (gain) from asset disposition	(44)	598	(1,139)
Tax benefit from options	(679)	(390)	—
Cancellations and terminations of share grants	—	—	253
Other	200	202	(113)
Payments on performance based compensation	(1,293)	(1,719)	(333)
Cash flows provided by (used for) working capital, net of acquisitions:
Accounts receivable	2,710	(1,964)	(3,820)
Inventories	2,377	3,011	(6,373)
Prepaid expenses	(966)	(840)	(798)
Accounts payable and accrued expenses	8,122	26,758	3,772
Net cash provided by operating activities - continuing operations	51,757	74,933	43,846
Net cash provided by (used for) operating activities - discontinued operations	(13,062)	21,135	16,906
Net cash provided by operating activities	38,695	96,068	60,752
Cash Flows From Investing Activities
Capital expenditures	(24,170)	(20,709)	(19,861)
Acquisition of business, net of cash acquired	(156,620)	(600)	(18,543)
Proceeds from sale of property, plant and equipment	566	—	3,086
Other	—	(273)	(50)
Net cash used for investing activities - continuing operations	(180,224)	(21,582)	(35,368)
Net cash provided by (used for) investing activities - discontinued operations	11,626	(8,359)	(7,116)
Net cash used for investing activities	(168,598)	(29,941)	(42,484)
Cash Flows From Financing Activities
Proceeds from long-term debt	89,000	11,000	—
Repayment of long-term debt	—	(32,683)	—
Net borrowing (repayments) on credit facility	106,493	(24,492)	(5,581)
Cash dividends paid	(15,707)	(9,103)	(13,006)
Proceeds from issuance of common stock	2,926	5,805	3,122
Tax benefit from options	679	390	—
Cancellations and terminations of share grants	—	—	(253)
Repurchase of common stock	(54,897)	(8,096)	(4,204)
Shares withheld for employee taxes on equity awards	(1,083)	(684)	—
Deferred financing costs	(547)	(608)	—
Net cash provided by (used for) financing activities - continuing operations	126,864	(58,471)	(19,922)
Net cash provided by (used for) financing activities - discontinued operations	—	(2,317)	(3,977)
Net cash used for financing activities	126,864	(60,788)	(23,899)
Foreign Exchange Rate Effect on Cash	1,176	(2,748)	2,778
Net increase (decrease) in cash	(1,863)	2,591	(2,853)
Cash at January 1	6,539	3,948	6,801
Cash at December 31	$4,676	$6,539	$3,948
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$4,973	$4,196	$4,008
Income taxes	$11,355	$12,321	$21,201
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
Segment Realignment and Discontinued Operations
During the second quarter of 2014, the Company realigned its reportable segments as a result of organizational changes to better align its resources to support its ongoing business strategy. The realignment is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions. Historical segment information has been adjusted to reflect the effect of this change. Our segment information is more fully described in Note 14. Historical information also reflects discontinued operations presentation for businesses disposed of or meeting the held for sale criteria during 2014 as described in Note 4. Accordingly, the accompanying consolidated statements of operations, comprehensive income (loss), shareholders' equity, cash flows and the related notes to the consolidated financial statements of the Company for the years ended December 31, 2013 and 2012, as well as the consolidated balance sheet as of December 31, 2013 have been retrospectively revised to reflect the classification of our businesses disposed of or meeting the held for sale criteria during 2014 as assets and liabilities held-for-sale and their operating results, net of tax, as discontinued operations.
Recent Accounting Pronouncements Not Yet Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. This ASU will be effective for the Company for applicable transactions occurring after January 1, 2015. We will prospectively apply the guidance to applicable transactions. The Lawn and Garden transaction described in Note 4 is not subject to this guidance.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company on January 1, 2017 with early adoption not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the adoption date. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements as well as the method by which the Company will adopt the new standard.
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
The fair value of debt under the Company’s Loan Agreement approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At December 31, 2014, the aggregate fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $106.8 million.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. The Company’s largest single customer in 2014 accounts for approximately 5% of total sales with only one other customer greater than 3%. Outside of the United States, only Brazil and Canada, which account for approximately 8% and 6% of total sales, respectively, are significant to the Company’s operations. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense (income) related to bad debts was approximately $0.4 million, $0.5 million and $(0.8) million for the years 2014, 2013 and 2012, respectively. Deductions from the allowance for doubtful accounts, net of recoveries, were approximately $0.9 million, $0.8 million and $0.1 million for the years 2014, 2013 and 2012, respectively.
Factoring
During 2014, the Company’s wholly-owned subsidiary Plasticos Novel Do Nordeste S.A. and Plasticos Novel Do Parana S.A. ("Novel") entered into a factoring agreement to sell, without recourse, certain of their Brazilian real-based accounts receivables to an unrelated third party financial institution. During 2014, $9.1 million of receivables had been sold under the terms of the factoring agreement for cash proceeds of $8.8 million. The sale of these receivables reduced the credit exposure of the Company. Costs related to this program for the year ended December 31, 2014 were $0.3 million and are included in interest expense in the Consolidated Statement of Operations.
Inventories
Inventories are stated at the lower of cost or market. Approximately 30 percent of our inventories are valued using the last-in, first-out (“LIFO”) method of determining cost. All other inventories are valued at the first-in, first-out (“FIFO”) method of determining cost.
If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $6.8 million, $8.1 million and $8.7 million higher than reported at December 31, 2014, 2013 and 2012, respectively. The liquidation

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

of LIFO inventories decreased cost of sales and increased income from continuing operations before income taxes by less than $0.4 million in 2014, and $0.1 million and $0.4 million in 2013 and 2012, respectively.
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
At December 31, 2014, the Company had approximately $2.1 million and $3.1 million of capitalized software costs included in machinery and equipment on the accompanying Consolidated Statements of Financial Position in 2014 and 2013, respectively. Amortization expense related to capitalized software costs was approximately $0.3 million and $0.1 million in 2014 and 2013, respectively.
Long-Lived Assets
The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Determination of potential impairment related to assets to be held and used is based upon undiscounted future cash flows resulting from the use and ultimate disposition of the asset. For assets held for disposal, the amount of potential impairment may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. Refer to Note 4 for discussion of the Lawn and Garden business 2014 impairment charge.
Revenue Recognition
The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) and are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2012	$9,994	$(2,700)	$7,294
Other comprehensive income (loss) before reclassifications	2,791	493	3,284
Amounts reclassified from accumulated other comprehensive income, net of tax of ($36)(1)	—	65	65
Net current-period other comprehensive income (loss)	2,791	558	3,349
Balance at December 31, 2012	$12,785	$(2,142)	$10,643
Other comprehensive income (loss) before reclassifications	(9,292)	1,005	(8,287)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($40)(1)	—	71	71
Net current-period other comprehensive income (loss)	(9,292)	1,076	(8,216)
Balance at December 31, 2013	3,493	(1,066)	2,427
Other comprehensive income (loss) before reclassifications	(13,318)	(826)	(14,144)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($16)(1)	—	29	29
Net current-period other comprehensive income (loss)	(13,318)	(797)	(14,115)
Balance at December 31, 2014	$(9,825)	$(1,863)	$(11,688)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 12-Retirement Plans for additional details.)
Shipping and Handling
Shipping and handling expenses are primarily classified as selling expenses in the accompanying Consolidated Statements of Operations. The Company incurred shipping and handling costs of approximately $19.4 million, $17.1 million and $16.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The Company evaluates its tax positions in accordance with ASC 740, Income Taxes ("ASC 740"). ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized under ASC 740. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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
Cash flows used in investing activities excluded $0.2 million, $0.5 million and $0.1 million of accrued capital expenditures in 2014, 2013 and 2012, respectively.
2. Acquisitions
On July 2, 2014, CA Acquisition Inc., now known as Scepter Canada Inc., and a wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of substantially all of the assets and assumption of certain liabilities of Scepter Corporation and certain real property of SHI Properties Inc., both located in Scarborough, Ontario, Canada. Contemporaneously with the asset acquisition, Crown US Acquisition Company, now known as Scepter US Holding Company, and another wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of all of the issued and outstanding membership interests of Eco One Leasing, LLC and Scepter Manufacturing, LLC, both located in Miami, Oklahoma. Eco One Leasing, LLC was subsequently merged into Scepter Manufacturing, LLC. The total purchase price for these acquisitions (collectively, “Scepter”) was $156.6 million in cash, which includes a final working capital adjustment. The acquisition of Scepter was funded from net proceeds from additional borrowings of approximately $134.1 million under the Fourth Amended and Restated Loan Agreement and cash on hand of $22.5 million.
The acquisition of Scepter strengthens and expands the Company's position as an industry leading producer of portable marine fuel containers, portable fuel and water containers and accessories, ammunition containers, storage totes and environmental bins for the marine, military, consumer and industrial markets. The acquisition of Scepter is consistent with the Company's business strategy and the products fit well with the Company's overall portfolio. The operating results of Scepter have been included within our Consolidated Statement of Operations and within the Company's Material Handling Segment since the date of acquisition. The Consolidated Statement of Operations for the Company for the year ended December 31, 2014 included net sales of $39.4 million and an operating loss of $5.4 million related to Scepter. Scepter's operating results included $2.3 million of inventory purchase accounting fair value adjustments charged to cost of sales as the inventory was sold. In addition, transactional costs of approximately $3.6 million for the year ended December 31, 2014 are included in general and administrative expenses in the Consolidated Statements of Operations.
The Company accounted for the acquisition of Scepter using the acquisition method of accounting, which requires among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As of December 31, 2014, the purchase price allocation remains preliminary as the Company has not finalized its assessment of contingent liabilities. As a result, additional adjustments may be recorded during the measurement period.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

Scepter's assets and liabilities are recorded at fair value as of the date of acquisition using primarily level 3 fair value inputs. The purchase consideration, related preliminary estimated allocations, and resulting excess over fair value of net assets acquired are as follows:

Assets acquired:
Current assets	$34,572
Property, plant and equipment	44,613
Intangible assets	66,500
Assets acquired	$145,685

Liabilities assumed:
Current liabilities	$8,877
Total liabilities assumed	8,877

Goodwill	19,812
Total consideration	$156,620
Goodwill is calculated as the excess of the consideration transferred over the assets acquired and liabilities assumed and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company expects that approximately $16.4 million of goodwill recognized for the acquisition will be deductible for tax purposes.
Identifiable intangible assets acquired in connection with the acquisition of Scepter are as follows:

		Estimated
	Fair Value	Useful Life	Valuation Method
Intangible assets not subject to amortization:
Trademarks and trade names	$8,900	Indefinite	Relief from royalty

Intangible assets subject to amortization:
Technology	22,300	10 years	Relief from royalty
Customer relationships	35,300	6 years	Multi-period excess earnings
	57,600
Total	$66,500
The following unaudited pro forma information presents a summary of the consolidated results of operations for the Company as if the acquisition of Scepter had occurred on January 1, 2013.

	For the Year Ended
	December 31, 2014	December 31, 2013
Net sales	$675,046	$679,567

Net income from continuing operations	$16,206	$30,271

Net income per share from continuing operations:
Basic	$0.50	$0.89
Diluted	$0.50	$0.89
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
Jamco's assets and liabilities are recorded at fair value as of the date of acquisition using primarily level 2 and level 3 fair value inputs. The Jamco acquisition resulted in goodwill of $7.4 million, which is non deductible for income tax purposes, and $5.7 million of identifiable intangible assets.
In July 2012, the Company acquired 100% of the stock of Plasticos Novel do Nordeste S.A. ("Novel"), a Brazil-based designer and manufacturer of reusable plastic crates and containers used for closed-loop shipping and storage. Novel also produces a diverse range of plastic industrial safety products. The total purchase price was $30.9 million, which included a cash payment of $3.4 million, net of $0.6 million of cash acquired, assumed debt of approximately $26.0 million and contingent consideration of $0.9 million based on an earnout. A majority of the debt was repaid shortly after acquisition. The contingent consideration is contingent upon the results of Novel exceeding predefined earnings before interest, taxes, depreciation and amortization over the following four years.
Novel's assets and liabilities are recorded at fair value as of the date of acquisition using primarily level 3 fair value inputs. The Novel acquisition resulted in $9.8 million of goodwill, which is not deductible for income tax purpose, and $5.8 million of identifiable intangible assets.
The operating results of Novel and Jamco acquired have been included in our Material Handling Segment since the date of acquisition.
The Consolidated Statements of Operations for the Company for the year ended December 31, 2012 following the acquisition of Novel effective July 1, 2012 and Jamco on October 1, 2012 included total revenues of $21.5 million and net income of $0.2 million. Transactional costs of approximately $0.9 million were incurred during the year and are included in general and administrative expenses in the Consolidated Statements of Operations in 2012.
3. Goodwill and Intangible Assets
The Company is required to test for impairment of goodwill and intangible assets on at least an annual basis. The Company conducted its annual impairment assessment as of October 1 for its five reporting units, noting no impairment in 2014, 2013 or 2012. Based on procedures conducted to test impairment of goodwill of the Company’s reporting units, Plasticos Novel do Nordeste S. A. (“Novel”) and Jamco Products, Inc. (“Jamco”) did not substantially exceed their carrying value as of our assessment date in 2014. The estimated fair value of Novel and Jamco exceeded their carrying values by approximately 10% and 20%, respectively. Although no goodwill impairment charge is required for 2014, it does present a risk of future impairment for the goodwill assigned to those reporting units. The decline in the fair values of these businesses was driven primarily by reduced profitability as a result of lower margins due to higher costs, primarily in raw materials and a prolonged economic downturn in the Brazilian economy impacting Novel. As a result, management decreased future projections of the operating results and cash flows in assessing goodwill at these reporting units. The Company tests for impairment whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Such events may include, but are not limited to, significant changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base or its businesses, or a material negative change in its relationships with significant customers.
In accordance with ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350), the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company concludes that this is the case, it must perform the two-step test. Otherwise the Company does not perform the two-step test. During the 2014 annual review of goodwill, management proceeded directly to the two-step test for Novel and Jamco. In evaluating goodwill for impairment using the two-step test, the Company uses a combination of valuation techniques primarily using discounted cash flows to determine the fair values of its business reporting units and market based multiples as supporting evidence. The variables and assumptions used, all of which are level 3 fair value inputs, include the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions are determined separately for each reporting unit, and are based on the weighted average cost of capital for each of

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

the Company’s reporting units, which ranged from 10.0% to 13.0% in 2014. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our business units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our business units. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models. Our estimate of the fair values of these business units, and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.
The change in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 is as follows:

	Distribution	Material Handling	Total
January 1, 2013	$505	$50,741	$51,246
Reclassification of prepaid asset from Novel acquisition	—	1,028	1,028
Foreign currency translation	—	(1,199)	(1,199)
December 31, 2013	505	50,570	51,075
Acquisitions	—	19,812	19,812
Foreign currency translation	—	(4,248)	(4,248)
December 31, 2014	$505	$66,134	$66,639
Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company performs an annual impairment assessment for the indefinite lived trade names which had a carrying value of $11,256 and $2,509 at December 31, 2014 and 2013, respectively. In performing this assessment the Company uses an income approach, based primarily on level 3 inputs, to estimate the fair value of the trade name. The Company records an impairment charge if the carrying value of the trade name exceeds the estimated fair value at the date of assessment.
Intangible assets at December 31, 2014 and 2013 consisted of the following:

		2014			2013
	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade Names - Indefinite Lived		$11,256	$—	$11,256	$2,509	$—	$2,509
Trade Names	5.3	280	(110)	170	280	(78)	202
Customer Relationships	5.1	41,332	(7,964)	33,368	7,968	(4,515)	3,453
Technology	9.0	27,642	(2,552)	25,090	5,502	(918)	4,584
Patents	2.2	10,888	(8,538)	2,350	10,899	(7,448)	3,451
Non-Compete	0.0	150	(149)	1	150	(94)	56
		$91,548	$(19,313)	$72,235	$27,308	$(13,053)	$14,255

Intangible amortization expense was $6,466, $2,769 and $2,188 in 2014, 2013 and 2012, respectively. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $10,449 in 2015; $10,447 in 2016; $9,539 in 2017, $9,086 in 2018 and $8,521 in 2019.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

4. Discontinued Operations

On June 20, 2014, the Company completed the sale of the assets and associated liabilities of its wholly-owned subsidiaries WEK Industries, Inc. and Whiteridge Plastics LLC (collectively “WEK”) for approximately $20.7 million, which includes a working capital adjustment of approximately $0.8 million. Of the total proceeds from the sale of WEK, approximately $1.0 million are held in escrow to be received in December 2015. The Company recorded a gain on the sale of WEK of approximately $3.0 million, net of tax of $1.6 million. WEK is a premier blow molder of custom engineered plastic components for the heavy truck, recreational vehicle, marine, appliance and consumer products industries. WEK was previously reported as part of our former Engineered Products Segment.

During the second quarter of 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on its core growth platforms. The Lawn and Garden business serves the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The business was sold February 17, 2015 to an entity controlled by Wingate Partners V, L.P., a private equity firm, for $110 million, subject to a working capital adjustment. The sale of the Lawn & Garden business includes manufacturing facilities and offices located in Twinsburg, Ohio, Middlefield, Ohio, Elyria, Ohio, Sparks, Nevada, Sebring, Florida, Brantford, Ontario, and Burlington, Ontario. The terms of the agreement include a $90 million cash payment and a $20 million five year note.

Since the second quarter of 2014, the Lawn and Garden business met the held-for-sale criteria under the requirements of ASC 360. Accordingly, at December 31, 2014 and 2013, the Company has classified and accounted for the assets and liabilities of the Lawn and Garden business and WEK, for periods prior to the sale, as held for sale in the accompanying Consolidated Statements of Financial Position and their operating results, net of tax, as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In addition, the Company performed a fair value assessment of the Lawn and Garden business. The fair value, determined as sales price less cost to sell the business, was less than its carrying value at December 31, 2014, resulting in an $18.9 million impairment charge reported as discontinued operations in the Consolidated Statements of Operations.
Summarized selected financial information for the Lawn and Garden business and WEK for the years ended December 31, 2014, 2013 and 2012 are presented in the following table:

	Year Ended
	December 31,
	2014*	2013	2012
Net sales	$204,716	$240,477	$245,616
Income (loss) from discontinued operations before income taxes	$(30,038)	$(394)	5,145
Income tax expense (benefit)	(9,408)	46	1,690
Income (loss) from discontinued operations	(20,630)	(440)	3,455
Net gain on sale of discontinued operations, net of tax of $1.6 million	2,988	—	—
Income (loss) from discontinued operations	$(17,642)	$(440)	3,455

* Includes WEK operating results through June 20, 2014.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The assets and liabilities of discontinued operations are stated separately as of December 31, 2014 and 2013, respectively, in the Consolidated Statements of Financial Position and are comprised of the following items:

	Year Ended December 31,
	2014		2013
Assets
Accounts receivable-net	$29,794		$37,527
Inventories	50,951		53,401
Prepaid expenses and other current assets	1,709		1,832
Goodwill	9,107		9,567
Patents and other intangible assets, net	6,030		6,860
Property, plant and equipment, net	38,168		51,028
Net asset impairment	(18,858)	*	—
Other	874		353
Total Assets Held for Sale	$117,775		$160,568

Liabilities
Accounts payable	$22,239		$29,366
Accrued expenses and other liabilities	4,883		18,503
Total Liabilities Held for Sale	$27,122		$47,869

*Impairment includes $8.3 million of cumulative translation credit adjustment associated with the Lawn and Garden group.

The Lawn and Garden business restructuring plan, announced in July 2013, detailed the closure of two manufacturing plants: one in Brantford, Ontario and the second in Waco, Texas. The restructuring actions included closure, relocation and employee related costs. Through December 31, 2014, the Lawn and Garden business has incurred approximately $14.5 million of charges under its restructuring plan. Restructuring actions under the plan have been completed.

Restructuring charges related to discontinued operations for the year ended 2014, 2013 and 2012 are presented in the following table:

	Year Ended December 31,
	2014	2013*	2012*
Severance and personnel	$1,743	$2,614	$487
Other exit costs	3,762	6,189	1,198
Total	$5,505	$8,803	$1,685

*Includes WEK restructuring charges of $0.2 million and $1.2 million in 2013 and 2012, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

5. Net Income (Loss) Per Common Share
Net income (loss) per common share, as shown on the Consolidated Statements of Operations, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	2014	2013	2012
Weighted average common shares outstanding:
Basic	32,232,965	33,588,720	33,597,020
Dilutive effect of stock options and restricted stock	471,047	454,705	512,212
Weighted average common shares outstanding diluted	32,704,012	34,043,425	34,109,232
Options to purchase 198,500, 123,900 and 212,000 shares of common stock that were outstanding at December 31, 2014, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares.
6. Restructuring
The charges related to various restructuring programs implemented by the Company are included in selling, general and administrative ("SG&A") expenses and cost of sales depending on the type of cost incurred. The restructuring charges are presented in the following table.

	2014			2013			2012
Segment	Cost of sales	Selling, general and administrative	Total	Cost of sales	Selling, general and administrative	Total	Cost of sales	Selling, general and administrative	Total
Distribution	$—	$764	$764	$—	$194	$194	$—	$727	$727
Material Handling	189	260	449	178	47	225	—	—	—
Corporate	—	—	—	—	17	17	—	318	318
Total	$189	$1,024	$1,213	$178	$258	$436	$—	$1,045	$1,045

During 2014, the Distribution Segment closed its Canadian branches operating under the name Myers Tire Supply International. The restructuring actions included closure, lease cancellation and employee related costs, which amounted to approximately $0.8 million. Restructuring actions under the plan have been completed.
Also during 2014, the Material Handling Segment restructured its sales and finance organization within several of its businesses. Restructuring costs of $0.4 million were incurred related to these actions.
During 2013, the Distribution Segment recorded restructuring costs of $0.2 million related to branch closure and severance costs. The Material Handling Segment incurred costs of $0.2 million related to severance.
In 2012, restructuring costs of $0.7 million for severance and non-cancelable lease costs were offset by a gain of $0.8 million on the sale of four facilities in the Distribution Segment. In addition, the Corporate costs included $0.3 million of restructuring charges related to severance costs.
No accruals remain related to restructuring programs as of December 31, 2014 and 2013. The accrued liability balance for severance costs was $0.3 million as of December 31, 2012.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

7. Other Accrued Expenses
As of December 31, 2014 and 2013, the balance in other accrued expenses is comprised of the following:

	2014	2013
Deposits and amounts due to customers	$10,591	$7,474
Dividends payable	4,267	3,174
Accrued litigation and professional fees	3,458	289
Other accrued expenses	7,856	5,497
	$26,172	$16,434
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

The following tables summarize stock option activity in the past three years:
Options granted in 2014, 2013 and 2012:

Year	Options	Exercise Price
2014	209,500	$20.93
2013	323,400	$14.77
2012	323,950	$12.96
Options exercised in 2014, 2013 and 2012:

Year	Options	Exercise Price
2014	228,064	$9.97 to $17.02
2013	503,321	$8.00 to $18.62
2012	288,794	$8.00 to $12.55
In addition, options totaling 43,252, 164,528 and 113,913 expired or were forfeited during the years ended December 31, 2014, 2013 and 2012, respectively.
Options outstanding and exercisable at December 31, 2014, 2013 and 2012 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2014	1,512,756	$9.00 to $20.93	1,066,219	$11.58
2013	1,574,572	$9.00 to $18.62	1,057,694	$11.48
2012	1,919,021	$8.00 to $18.62	1,355,112	$11.63
Stock compensation expense reduced income before taxes approximately $3,115, $2,557 and $2,708 for the years ended December 31, 2014, 2013, and 2012, respectively. These expenses are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2014 was approximately $3,981 which will be recognized over the next three years, as such compensation is earned.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The fair value of options granted is estimated using an option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole. In 2014, 2013 and 2012, the Company used the binomial lattice option pricing model based on assumptions set forth in the following table.

	2014	2013	2012
Risk free interest rate	2.80%	1.86%	2.00%
Expected dividend yield	2.50%	2.40%	2.20%
Expected life of award (years)	7.0	7.0	5.4
Expected volatility	50.00%	50.00%	50.00%
Fair value per option share	$7.05	$5.39	$4.93
The following table provides a summary of stock option activity for the period ended December 31, 2014:

	Shares	Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,574,572	$12.14
Options Granted	209,500	20.93
Options Exercised	(228,064)	12.20
Canceled or Forfeited	(43,252)	15.74
Outstanding at December 31, 2014	1,512,756	13.24	5.08 years	$6,590
Exercisable at December 31, 2014	1,066,219	$11.58	4.47 years	$6,420
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2014, 2013 and 2012 was $1,744, $2,588 and $1,502, respectively.
The following table provides a summary of restricted stock activity for the period ended December 31, 2014:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2013	275,525
Granted	104,100	$20.93
Vested	(123,829)	11.75
Forfeited	(19,600)	17.34
Unvested shares at December 31, 2014	236,196	$16.78
Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a two or three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At December 31, 2014, restricted stock awards had vesting periods up through March 2017.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

9. Contingencies
The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance.
New Idria Mercury Mine
Effective October 2011, the U.S. Environmental Protection Agency (“EPA”) added the New Idria Mercury Mine site located near Hollister, California to the Superfund National Priorities List because of alleged contaminants discharged to California waterways. The New Idria Quicksilver Mining Company, founded in 1936, and later renamed the New Idria Mining & Chemical Company ("NIMCC") owned and/or operated the New Idria Mine through 1976. In 1981 NIMCC, after another name change, was merged into Buckhorn Metal Products Inc. which was subsequently acquired by Myers Industries in 1987. The EPA contends that past mining operations have resulted in mercury contamination and acid mine drainage at the mine site, in the San Carlos Creek, Silver Creek and a portion of Panoche Creek, and that other downstream locations may also be impacted.
As of the date of this disclosure, no formal claim or allegation relating to the New Idria Mine Site against the Company or its subsidiary Buckhorn Inc. ("Buckhorn") has been received. However, since Buckhorn may be a potentially responsible party (“PRP”) at the New Idria Mercury Mine, the Company recognized an expense of $1.9 million, on an undiscounted basis, in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Payments of approximately $0.8 million have been incurred and charged against the reserve classified in Other Liabilities on the Consolidated Statements of Financial Position as of December 31, 2014. As investigation and remediation proceed, it is likely that adjustments to the reserved expense will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the number and financial condition of other PRPs as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.
In November 2011, the EPA completed an interim removal project at the New Idria Mercury Mine site. It is expected this removal action will be part of the final remediation strategy for the site. According to informal reports, EPA’s interim removal project costs were approximately $0.5 million. The Company and Buckhorn have received indications that the EPA intends to seek recovery of the costs of this work and other past costs from the Company and Buckhorn and to initiate the administrative processes whereby the Company and/or Buckhorn would perform the remedial investigation and feasibility study described above.
Guadelupe River Watershed TMDL
A number of parties, including the Company and its subsidiary, Buckhorn, were identified in a planning document adopted in October 2008 by the California Regional Water Quality Control Board, San Francisco Bay Region (“RWQCB”). The planning document relates to the presence of mercury, including amounts contained in mining wastes, in and around the Guadalupe River Watershed (“Watershed”) region in Santa Clara County, California and specifically to the development of a "total maximum daily load" ("TMDL") for mercury deposits into the Watershed. The RWQCB has since completed the development and adoption of the Watershed mercury TMDL. Buckhorn has previously been alleged to be a successor in interest to NIMCC, which owned property and performed mining operations in a portion of the Watershed area. The Company has not been contacted by the RWQCB or by other parties who have been involved in Watershed clean-up efforts that have been initiated as a result of the adoption of the TMDL. Although assertion of a claim by the RWQCB or another party involved in this clean up effort is reasonably possible, it is not possible at this time to estimate the amount of any obligation the Company may incur for these cleanup efforts within the Watershed region, or whether such cost would be material to the Company’s consolidated financial statements.

Other
Buckhorn and Schoeller Arca Systems, Inc. (“SAS”) were plaintiffs in a patent infringement lawsuit against Orbis Corp. and Orbis Material Handling, Inc. (“Orbis”) for alleged breach by Orbis of an exclusive patent license agreement from SAS to Buckhorn.  SAS is an affiliate of Schoeller Arca Systems Services B.V. (“SASS B.V.”), a Dutch company.  SAS manufactures and sells plastic returnable packaging systems for material handling.  In the course of the litigation, it was discovered that SAS had given a patent license agreement to a predecessor of Orbis that pre-dated the one that SAS sold to Buckhorn.  As a result, judgment was entered in favor of Orbis, and the court awarded attorney fees and costs to Orbis in the amount of $3.1 million, plus interest and costs.  In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn.  Although the range of exposure is $0 - $3.1 million, plus interest, Buckhorn’s responsibility as a co-judgment debtor is not specified.  Buckhorn believes it is not responsible for any of the award because it is not a party to the Orbis license and will continue to aggressively pursue any and all legal actions both with respect to appealing the award requesting SAS be

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

named solely responsible for payment of the judgment, as well as pursuing SAS and SASS B.V. for fraudulently selling an exclusive patent license they could not sell.   In August 2014, SASS B.V. informed Buckhorn that SAS may not have the financial ability to pay the judgment and provided financial statements to Buckhorn indicating SAS is in financial distress and while SASS B.V is financially stable, the award is against SAS, not SASS B.V.  Given the uncertainty of SAS’s financial ability to meet the obligation and the judgment is joint and several, Myers has recorded an expense of $3.0 million during 2014 for the entire amount of the unpaid judgment, despite the belief we will ultimately be successful in the appeal and suing SAS and SASS B.V. The matter is presently under appeal and Buckhorn is also suing SAS and SASS B.V.
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

10. Long-Term Debt and Loan Agreements
Long-term debt at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Loan Agreement	$137,109	$34,200
4.67% Senior Unsecured Notes due 2021	40,000	—
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	—
5.45% Senior Unsecured Notes due 2026	20,000	—
	237,109	45,200
Less unamortized deferred financing costs	680	853
	$236,429	$44,347
On December 13, 2013, the Company entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement”). The Loan Agreement provided for a $200 million senior revolving credit facility expiring on December 13, 2018, which replaced the then existing $180 million facility. In addition, on May 30, 2014, the Company entered into a First Amendment to the Loan Agreement (the "Loan Amendment"). The Loan Amendment increased the senior revolving credit facility from $200 million to $300 million through December 2018 and provided for an additional subsidiary of the Company as a borrower and as a guarantor of the credit facility. On July 2, 2014, the Company borrowed approximately $135.3 million under the Loan Agreement to fund the acquisition of Scepter. Amounts borrowed under the agreement are secured by pledges of stock of certain of our foreign and domestic subsidiaries.
Under the terms of the Loan Agreement, the Company may borrow up to $300 million, reduced for letters of credit issued. As of December 31, 2014, the Company had $158.6 million available under the Loan Agreement. The Company also had $4.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at December 31, 2014. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement. The average interest rate on borrowings under our loan agreements were 4.00% percent at December 31, 2014 and 3.71% percent at December 31, 2013, which includes a quarterly facility fee on the used and unused portion.
On October 22, 2013, the Company entered into a note purchase agreement for the private placement of Senior Unsecured Notes totaling $100 million with a group of investors. The four series of notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and expiring between 2021 and 2026. At December 31, 2013, the Company had received $11 million of its 5.25% Senior Unsecured Notes due January 15, 2024 under the note purchase

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

agreement. The remaining proceeds of $89 million under the note purchase agreement were subsequently received in January 2014. At December 31, 2014, $100 million was outstanding.
Long-term debt of $236.4 million at December 31, 2014 includes $0.7 million of unamortized deferred financing costs, which is accounted for as a debt valuation account. Amounts outstanding at December 31, 2014 under the Loan Agreement and note purchase agreement mature in 2018 and 2021 to 2026, respectively.
As of December 31, 2014, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Senior Unsecured Notes. The significant financial covenants include an interest coverage ratio, defined as earnings before interest , taxes, depreciation and amortization divided by interest expense, and a leverage ratio, defined as earnings before interest, taxes, depreciation, and amortization, as adjusted, compared to total debt. The ratios as of December 31, 2014 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	10.14
Leverage Ratio	3.25 to 1 (maximum)	2.78
11. Income Taxes
The effective tax rate from continuing operations was 36.4% in 2014, 33.5% in 2013 and 37.2% in 2012. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2014	2013	2012
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes — net of Federal tax benefit	(4.5)	2.9	4.6
Foreign tax rate differential	1.8	(0.2)	0.5
Domestic production deduction	(6.6)	(3.1)	(3.0)
Non-deductible expenses	7.0	1.3	1.0
Changes in unrecognized tax benefits	(2.5)	(0.2)	(0.9)
Foreign tax incentives	(3.0)	(2.2)	(1.4)
Valuation allowances	9.0	—	0.8
Other	0.2	—	0.6
Effective tax rate for the year	36.4%	33.5%	37.2%
Income from continuing operations before income taxes was attributable to the following sources:

	2014	2013	2012
United States	$21,074	$38,089	$42,021
Foreign	(6,991)	1,696	175
Totals	$14,083	$39,785	$42,196
Income tax expense (benefit) from continuing operations consisted of the following:

	2014		2013		2012
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$8,298	$(1,208)	$13,273	$(1,413)	$11,871	$896
Foreign	(277)	(710)	629	(920)	339	(389)
State and local	(234)	(747)	2,170	(396)	2,876	96
	$7,787	$(2,665)	$16,072	$(2,729)	$15,086	$603

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Significant components of the Company’s deferred taxes as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred income tax liabilities
Property, plant and equipment	$11,629	$11,136
Tax-deductible goodwill	7,728	7,890
Non-deductible intangibles	1,843	2,313
State deferred taxes	687	1,150
Other	483	446
	22,370	22,935
Deferred income tax assets
Compensation	6,716	5,982
Inventory valuation	636	602
Allowance for uncollectible accounts	260	452
Non-deductible accruals	2,631	1,956
Other	15	108
Net operating loss carryforwards	5,050	3,655
	15,308	12,755
Valuation Allowance	(4,326)	(4,264)
	10,982	8,491
Net deferred income tax liability	$11,388	$14,444
ASC 740 Income Taxes requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. At December 31, 2014, the Company has deferred tax assets of $5.1 million resulting from foreign net operating tax loss carryforwards, as well as $4.3 million of related valuation allowances, primarily from Brazil of approximately $14.9 million. These net operating tax loss carryforwards will begin to expire in 2034.
No provision has been recorded for unremitted earnings of foreign subsidiaries as it is the Company’s intention to indefinitely reinvest the earnings of those subsidiaries. Accordingly, at December 31, 2014, the Company had not recorded a deferred tax liability related to investments in its foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences was estimated to be approximately $15.9 million and may become taxable in the U.S. upon a repatriation of assets or a sale or liquidation of the subsidiaries. It is not practical to estimate the related amount of unrecognized tax liability.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2014	2013	2012
Balance at January 1	$840	$910	$1,049
Increases related to current year tax positions	—	—	—
Increases related to acquired businesses	—	—	236
Increases related to previous year tax positions	5	—	580
Reductions due to lapse of applicable statute of limitations	(362)	(48)	(256)
Reduction due to settlements	—	(22)	(699)
Balance at December 31	$483	$840	$910
The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.5 million, $0.8 million and $0.9 million at December 31, 2014, 2013 and 2012, respectively. The amount of accrued interest expense included as a liability within the Company’s Consolidated Statements of Financial Position was $0.1 million as of each of December 31, 2014, 2013 and 2012. The December 31, 2014 balance of unrecognized tax benefits includes approximately $0.5 million of unrecognized tax benefits for which it is reasonably possible that they will be recognized within the next twelve months. This amount represents a decrease in unrecognized benefits related to state income tax audits, and expiring statutes in U.S. Federal, state, and Non-U.S. jurisdictions.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of December 31, 2014 the Company is no longer subject to U.S. Federal and state examinations by tax authorities for tax years before 2011 and 2010, respectively.  In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2009 through 2014.
12. Retirement Plans
The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s frozen defined benefit pension plan (“The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02”) provides benefits primarily based upon a fixed amount for each year of service as defined.
Net periodic pension cost for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
	Underfunded	Underfunded	Underfunded
Interest cost	$280	$259	$287
Expected return on assets	(371)	(333)	(236)
Amortization of net loss	45	111	101
Net periodic pension cost	$(46)	$37	$152
The reconciliation of changes in projected benefit obligations are as follows:

	2014	2013
Accumulated benefit obligation at beginning of year	$6,150	$7,109
Interest cost	280	259
Actuarial (gain) loss	1,235	(738)
Expenses paid	(95)	(74)
Benefits paid	(403)	(406)
Accumulated benefit obligation at end of year	$7,167	$6,150

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

	2014	2013	2012
Discount rate for net periodic pension cost	4.70%	3.75%	4.50%
Discount rate for benefit obligations	3.90%	4.70%	3.75%
Expected long-term return of plan assets	8.00%	8.00%	8.00%
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
The following table reflects the change in the fair value of the plan’s assets:

	2014	2013
Fair value of plan assets at beginning of year	$5,577	$4,528
Actual return on plan assets	316	1,165
Company contributions	318	364
Expenses paid	(95)	(74)
Benefits paid	(403)	(406)
Fair value of plan assets at end of year	$5,713	$5,577
The fair value of plan assets are all categorized as level 1 and were determined based on period end closing prices in active markets. The weighted average asset allocations at December 31, 2014 and 2013 are as follows:

	2014	2013
U.S. Equities securities	82%	82%
U.S. Debt securities	17%	17%
Cash	1%	1%
Total	100%	100%
The following table provides a reconciliation of the funded status of the plan at December 31, 2014 and 2013:

	2014	2013
Projected benefit obligation	$7,167	$6,150
Plan assets at fair value	5,713	5,577
Funded status	$(1,454)	$(573)
The funded status shown above is included in other long-term liabilities in the Company’s Consolidated Statements of Financial Position at December 31, 2014 and 2013. The Company expects to make a contribution of $288 to the plan in 2015.

Benefit payments projected for the plan are as follows:

2015	$387
2016	385
2017	381
2018	373
2019	379
2020-2024	1,936

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Effective January 1, 2012 the Company changed its profit sharing and 401(k) plan which included an increase in the Company’s matching contributions and the frequency of the Company’s match. The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of $3,018, $2,802 and $2,609 in 2014, 2013 and 2012, respectively.
In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain participating senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Expense (income) related to the SERP was approximately $402, $(152), and $477 for the years ended December 2014, 2013 and 2012, respectively. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 3.90% at December 31, 2014 and 4.70% at December 31, 2013. The SERP liability was approximately $4,280 and $4,270 at December 31, 2014 and 2013, respectively, and is included in Accrued Employee Compensation and Other Long-Term Liabilities on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.
13. Leases
The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $4,708, $4,199 and $3,421 for the years ended December 31, 2014, 2013 and 2012, respectively.
Future minimum rental commitments are as follows:

Year Ended December 31,	Commitment
2015	$4,861
2016	3,864
2017	2,000
2018	314
2019	3
Thereafter	3,958
Total	$15,000

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

14. Industry Segments
During 2014, the Company realigned its reportable segments as a result of organizational changes to better support its ongoing business strategy. The realignment is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions. Using the criteria of ASC 280 Segment Reporting, the Company currently manages its business under two operating segments: Material Handling and Distribution. Certain business units that formerly reported in the Engineered Products Segment are now part of the Material Handling and Distribution Segments. Historical segment information reflects the effect of these changes. Each of these operating segments is also a reportable segment under the ASC 280 criteria.
None of the reportable segments include operating segments that have been aggregated. Some of these segments contain individual business components that have been combined on the basis of common management, customers, products, production processes and other economic characteristics. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up.

The Material Handling Segment manufactures a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products and rotationally-molded plastic tanks for water, fuel and waste handling. This segment conducts its primary operations in the United States, but also operates in Brazil and Canada. Markets served encompass various niches of industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both directly to end-users and through distributors.

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
Total sales from foreign business units and export to countries outside the U.S. were approximately $110.4 million, $95.1 million, and $81.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Sales made to customers in Brazil accounted for approximately 7.3% of total net sales in 2014, 8.2% in 2013 and 5.3% in 2012. Sales made to customers in Canada accounted for approximately 4.2% of total net sales in 2014, 3.3% in 2013 and 4.4% in 2012.There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, consisting of property, plant and equipment, were approximately $44.8 million at December 31, 2014 and $16.9 million at December 31, 2013. The increase in long-lived assets in foreign countries is mainly the result of assets acquired with the Scepter acquisition.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

	2014	2013	2012
Net Sales
Material Handling	$432,054	$380,605	$337,474
Distribution	191,873	204,460	208,567
Intra-segment elimination	(278)	(332)	(469)
	$623,649	$584,733	$545,572
Income from Continuing Operations Before Income Taxes
Material Handling	$31,903	$47,428	$51,296
Distribution	16,024	21,727	22,582
Corporate	(25,309)	(24,839)	(27,352)
Interest expense - net	(8,535)	(4,531)	(4,330)
	$14,083	$39,785	$42,196
Identifiable Assets
Material Handling	$370,501	$240,897	$254,165
Distribution	57,523	63,340	56,674
Corporate	19,034	4,652	7,796
Discontinued Operations	117,775	160,568	166,221
	$564,833	$469,457	$484,856
Capital Additions, Net
Material Handling	$22,197	$18,787	$18,199
Distribution	1,786	915	1,086
Corporate	187	1,007	576
	$24,170	$20,709	$19,861
Depreciation and Amortization
Material Handling	$29,013	$21,728	$18,034
Distribution	1,022	859	786
Corporate	1,137	941	656
	$31,172	$23,528	$19,476

MYERS INDUSTRIES, INC. AND SUBSIDIARIES.
Notes to Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

15. Summarized Quarterly Results of Operations (Unaudited)

Thousands of Dollars, Except Per Share Data

Quarter Ended 2014	March-31	June-30	September-30	December-31	Total
Net Sales	$150,485	$152,784	$162,109	$158,271	$623,649
Gross Profit	42,071	42,532	39,961	36,715	161,279
Net income (loss) from continuing operations(1)	4,763	6,327	(3,618)	$1,489	$8,961
Income (loss) from discontinued operations, net(2)	(4,083)	$(578)	$875	(13,856)	$(17,642)
Net income (loss)(1)	680	5,749	(2,743)	$(12,367)	$(8,681)
Income (loss) per common share from continuing operations:
Basic*	$0.14	$0.20	$(0.11)	$0.05	$0.28
Diluted*	$0.14	$0.19	$(0.11)	$0.05	$0.27
Income (loss) per common share from discontinued operations:
Basic*	$(0.12)	$(0.02)	$0.02	$(0.44)	$(0.55)
Diluted*	$(0.12)	$(0.02)	$0.02	$(0.44)	$(0.54)
Net income (loss) per share:
Basic*	$0.02	$0.18	$(0.09)	$(0.39)	$(0.27)
Diluted*	$0.02	$0.17	$(0.09)	$(0.39)	$(0.27)

Quarter Ended 2013(3)	March-31	June-30	September-30	December-31	Total
Net Sales	$144,944	$153,623	$141,442	$144,724	$584,733
Gross Profit	42,085	45,008	42,518	39,943	169,554
Net income from continuing operations	5,796	7,405	6,859	6,382	26,442
Income (loss) from discontinued operations, net	2,087	907	(371)	(3,063)	(440)
Net income	7,883	8,312	6,488	3,319	26,002
Income per common share from continuing operations:
Basic*	$0.18	$0.22	$0.20	$0.19	$0.78
Diluted*	$0.17	$0.22	$0.20	$0.19	$0.77
Income (loss) per common share from discontinued operations:
Basic*	$0.06	$0.03	$(0.01)	$(0.09)	$(0.01)
Diluted*	$0.06	$0.03	$(0.01)	$(0.09)	$(0.01)
Net income (loss) per share:
Basic*	$0.24	$0.25	$0.19	$0.10	$0.77
Diluted*	$0.23	$0.25	$0.19	$0.10	$0.76
(1) During the quarter ended December 31, 2014, the Company recorded out of period, after-tax charges totaling approximately $3.2 million, of which approximately $1.8 million related to periods prior to 2014 primarily as a result of adjustments identified related to inventory and fixed assets at its Brazilian operations within the Material Handling Segment. The Company concluded such adjustments were not material to its consolidated financial statements for any previously reported interim period within 2014 or for any annual period impacted by such adjustments prior to 2014.
(2) During the quarter ended December 31, 2014, the Company recorded an $18.9 million impairment charge attributable to assets held-for-sale at year end. Refer to Note 4 to the Consolidated Financial Statements.
(3) Historical information has been updated to reflect discontinued operations presentation.
*The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to the computation of weighted shares outstanding during the period.

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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2014 due to the material weaknesses in the Company's internal control over financial reporting at its Brazilian operations as described below.
Management’s report on internal control over financial reporting, and the report of the independent registered public accounting firm on internal control over financial reporting are titled “Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, respectively, and are included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent two material weaknesses in internal control over (1) the inventory process at our Brazilian operations and (2) the financial statement close process, including insufficient management oversight and monitoring of the controls at our Brazilian operations as of December 31, 2014. Specifically, the management review controls performed at our Brazilian operations were not performed at an appropriate level of precision and as a result, failed to detect errors or identify inadequate support for inventory account balances and the inventory costing process. The financial statement close process at our Brazilian operations lacked sufficient review controls over account reconciliations and manual journal entries to ensure that account balances and journal entries were supported by accurate and complete information. Additionally, the financial statement close process did not include adequately designed controls to provide for sufficient oversight and monitoring by Segment and Corporate management to detect the errors within our Brazilian operations resulting from the inadequate review controls over account reconciliations and journal entries. As a result of these deficiencies, the Company was required to record adjustments to its 2014 consolidated financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014.
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Scepter Corporation Group ("Scepter"), which is included in the 2014 consolidated financial statements of Myers Industries, Inc. and Subsidiaries and constituted 27% of total assets as of December 31, 2014 and 6% and 33% of net sales and net income from continuing operations, respectively, for the year then ended. The Company acquired Scepter on July 2, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Management’s Remediation Activities

We have taken preliminary steps to address the underlying causes of the deficiencies at our Brazilian operations.  We plan to enhance our complement of resources at our Brazilian operations with accounting and internal control knowledge through additional hiring and training to implement and perform additional controls over the preparation and review of account reconciliations and approval of manual journal entries. We will develop revised policies and procedures associated with the preparation and retention of supporting documentation for account reconciliations as well as the review and approval of manual journal entries prior to posting to the general ledger. As it relates to inventory, we will also enhance current controls or implement new processes, procedures and controls: i) to adequately complete and review monthly reconciliations of inventory perpetual records to the general ledger; ii) to address the proper treatment of reconciling items identified related to inventory; and iii) to ensure the accuracy of the costing of inventory. Finally, we will implement additional controls to enhance oversight of the financial function in the Brazilian entities and reinforce the need for open communication as issues arise. We plan to remediate all of the control deficiencies underlying these material weaknesses during 2015.  We will continue to monitor the effectiveness of these and other processes, procedures and controls at our Brazilian operations and will make any further changes management determines appropriate.

John C. Orr	Greggory W. Branning
President and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Myers Industries, Inc.

We have audited Myers Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Myers Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent two material weaknesses in internal control over (1) the inventory reconciliation and costing process at its Brazilian operations and (2) the financial statement close process related to the review of account reconciliations and manual journal entries including Segment and Corporate management oversight and monitoring of the controls, at its Brazilian operations as of December 31, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 31, 2015, which expressed an unqualified opinion on those financial statements.

As indicated in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Scepter Corporation Group (“Scepter”), which is included in the 2014 consolidated financial statements of Myers Industries, Inc. and Subsidiaries and constituted 27% of total assets as of December 31, 2014, and 6% and 33% of total revenues and net income from continuing operations, respectively, for the year then ended. Our audit of internal control over financial reporting of Myers Industries, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Scepter.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Myer Industries, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ ERNST & YOUNG LLP
Akron, Ohio
March 31, 2015

ITEM 9B.    Other Information.
None.
PART III

ITEM 10.    Directors and Executive Officers of the Registrant
For information about the directors of the Company, see the sections titled “Nominees”, “Director Independence”, “Committees of the Board”, Committee Charters and Policies”, Shareholder Nominations of Director Candidates” and “Corporate Governance Policies” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 24, 2015 (“Proxy Statement”), which is incorporated herein by reference.
Each member of the Company’s Audit Committee is financially literate and independent as defined under the Company’s Independence Criteria Policy and the independence standards set by the New York Stock Exchange. The Board has identified Robert A. Stefanko and Robert B. Heisler, Jr. as “Audit Committee Financial Experts”.
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

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders(1)	1,748,952	$11.46	633,871
Equity Compensation Plans Not Approved by Security Holders	–0–	–0–	–0–
Total	1,748,952		633,871
____________________

(1)	This information is as of December 31, 2014 and includes the 2008 Incentive Stock Plan and 1999 Incentive Stock Plan.

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
The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.    (A)(1) Financial Statements
Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position As of December 31, 2014 and 2013
Consolidated Statements of Operations For The Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows For The Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements For The Years Ended December 31, 2014, 2013 and 2012
15.    (A)(2) Financial Statement Schedules
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

14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14 to Form 8-K filed with the Commission on March 11, 2014.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification of John C. Orr, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Greggory W. Branning, Senior Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of John C. Orr, President and Chief Executive Officer, and Greggory W. Branning, Executive Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at December 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the fiscal periods ended December 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal periods ended December 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2014 and 2013, (v) Condensed Consolidated Statement of Shareholders' Equity for the fiscal period ended December 31, 2014, and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE	TITLE	DATE

/s/ John C. Orr	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015
JOHN C. ORR

/s/ Greggory W. Branning	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 31, 2015
GREGGORY W. BRANNING

/s/ William A. Foley	Director	March 31, 2015
WILLIAM A. FOLEY

/s/ Vincent Byrd	Director	March 31, 2015
VINCENT BYRD

/s/ Robert A. Stefanko	Director	March 31, 2015
ROBERT A. STEFANKO

/s/ Richard P. Johnston	Director	March 31, 2015
RICHARD P. JOHNSTON

/s/ Edward W. Kissel	Director	March 31, 2015
EDWARD W. KISSEL

/s/ Sarah R. Coffin	Director	March 31, 2015
SARAH R. COFFIN

/s/ John B. Crowe	Director	March 31, 2015
JOHN B. CROWE

/s/ Robert B. Heisler, Jr.	Director	March 31, 2015
ROBERT B. HEISLER, JR.