Form 10-Q
period 2015-03-31
MYERS INDUSTRIES INC
filed 2015-05-05
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2015
Common Stock, without par value	30,950,147 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
		(Adjusted)
Net sales	$156,348	$150,485
Cost of sales	110,591	108,414
Gross profit	45,757	42,071
Selling, general and administrative expenses	39,041	33,188
Operating income	6,716	8,883
Interest expense, net	2,702	1,584
Income from continuing operations before income taxes	4,014	7,299
Income tax expense	1,392	2,536
Income from continuing operations	2,622	4,763
Income (loss) from discontinued operations, net of income taxes	2,617	(4,083)
Net income	$5,239	$680

Income per common share from continuing operations:
Basic	$0.08	$0.14
Diluted	$0.08	$0.14
Income (loss) per common share from discontinued operations:
Basic	$0.08	$(0.12)
Diluted	$0.08	$(0.12)
Net income per common share:
Basic	$0.16	$0.02
Diluted	$0.16	$0.02

Dividends declared per share	$0.14	$0.13

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Net income	$5,239	$680
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(23,010)	54
Total other comprehensive income (loss)	(23,010)	54
Comprehensive income (loss)	$(17,771)	$734

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
(Dollars in thousands)

Assets	March 31, 2015	December 31, 2014

Current Assets
Cash	$3,720	$4,676
Accounts receivable-less allowances of $697 and $782, respectively	95,454	90,664
Inventories
Finished and in-process products	45,412	40,122
Raw materials and supplies	22,190	23,216
	67,602	63,338
Prepaid expenses and other	6,426	6,591
Deferred income taxes	3,096	2,397
Assets held for sale	—	117,775
Total Current Assets	176,298	285,441
Other Assets
Goodwill	61,825	66,639
Intangible assets, net	67,545	72,235
Deferred income taxes	488	545
Other	29,764	3,207
	159,622	142,626
Property, Plant and Equipment, at Cost
Land	7,953	8,405
Buildings and leasehold improvements	58,705	57,537
Machinery and equipment	330,736	335,963
	397,394	401,905
Less allowances for depreciation and amortization	(267,628)	(265,139)
Property, plant and equipment, net	129,766	136,766
Total Assets	$465,686	$564,833

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	March 31, 2015	December 31, 2014

Current Liabilities
Accounts payable	$73,844	$77,320
Accrued expenses
Employee compensation	14,201	14,967
Income taxes	132	3,086
Taxes, other than income taxes	1,808	1,940
Accrued interest	2,057	3,207
Liabilities held for sale	—	27,122
Other	23,781	26,172
Total Current Liabilities	115,823	153,814
Long-term debt	204,671	236,429
Other liabilities	12,488	13,738
Deferred income taxes	13,216	14,281
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,945,498 and 31,162,962; after deducting treasury shares of 6,885,624 and 6,604,175, respectively)	18,730	18,855
Additional paid-in capital	213,391	218,394
Accumulated other comprehensive loss	(34,698)	(11,688)
Retained deficit	(77,935)	(78,990)
Total Shareholders' Equity	119,488	146,571
Total Liabilities and Shareholders' Equity	$465,686	$564,833

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Loss	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2015	$18,855	$218,394	$(11,688)	$(78,990)	$146,571
Net income	—	—	—	5,239	5,239
Net sales under option plans	65	860	—	—	925
Dividend reinvestment plan	1	38	—	—	39
Restricted stock vested	67	(67)	—	—	—
Restricted stock and stock option grants	—	831	—	—	831
Tax benefit from options	—	214	—	—	214
Foreign currency translation adjustment	—	—	(23,010)	—	(23,010)
Purchases for treasury, net	(241)	(6,336)	—	—	(6,577)
Shares withheld for employee taxes on equity awards	(17)	(543)	—	—	(560)
Dividends declared - $.14 per share	—	—	—	(4,184)	(4,184)
Balance at March 31, 2015	$18,730	$213,391	$(34,698)	$(77,935)	$119,488

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
		(Adjusted)
Cash Flows from Operating Activities
Net income	$5,239	$680
Income (loss) from discontinued operations, net of income taxes	2,617	(4,083)
Income from continuing operations	2,622	4,763
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	6,489	5,378
Amortization	2,638	791
Non-cash stock compensation	966	788
Provision for loss on accounts receivable	74	341
Deferred income taxes	(1,705)	179
(Gain) loss from asset dispositions	(13)	735
Tax benefit from options	(214)	(650)
Payments on performance based compensation	(1,219)	(1,293)
Other long-term liabilities	2,734	1,081
Cash flows used for working capital:
Accounts receivable	(5,840)	(14,132)
Inventories	(4,264)	(9,944)
Prepaid expenses and other assets	(569)	(671)
Accounts payable and accrued expenses	(19,617)	(27,512)
Net cash used for operating activities-continuing operations	(17,918)	(40,146)
Net cash used for operating activities-discontinued operations	(9,761)	(20,523)
Net cash used for operating activities	(27,679)	(60,669)
Cash Flows from Investing Activities
Capital expenditures	(4,657)	(2,497)
Proceeds from sale of property, plant and equipment	15	48
Proceeds from sale of business	69,787	—
Net cash provided by (used for) investing activities - continuing operations	65,145	(2,449)
Net cash used for investing activities - discontinued operations	(581)	(2,156)
Net cash provided by (used for) investing activities	64,564	(4,605)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	89,000
Net repayment on credit facility	(27,700)	(16,700)
Cash dividends paid	(4,184)	(3,117)
Proceeds from issuance of common stock	964	1,781
Tax benefit from options	214	650
Repurchase of common stock	(6,577)	(5,062)
Shares withheld for employee taxes on equity awards	(560)	(1,083)
Deferred financing costs	—	(196)
Net cash provided by (used for) financing activities - continuing operations	(37,843)	65,273
Net cash used for financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(37,843)	65,273
Foreign Exchange Rate Effect on Cash	2	(800)
Net decrease in cash	(956)	(801)
Cash at January 1	4,676	6,539
Cash at March 31	$3,720	$5,738
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$3,741	$199
Income taxes	$4,733	$3,012

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

1. Statement of Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2015, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2015.
Segment Realignment and Discontinued Operations

During the second quarter of 2014, the Company realigned its reportable segments as a result of organizational changes to better align its resources to support its ongoing business strategy. The realignment is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions. Historical segment information has been adjusted to reflect the effect of this change. Our segment information is more fully described in Note 13. Historical information also reflects discontinued operations presentation for businesses disposed of or meeting the held for sale criteria as described in Note 3. Accordingly, the accompanying consolidated statements of income, comprehensive income (loss), cash flows and the related notes to the consolidated financial statements of the Company for the three months ended March 31, 2014 have been retrospectively revised to reflect the operating results, net of tax of our businesses disposed of or meeting the held for sale criteria during 2014.

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Auditing Standards Update ("ASU") 2015-03, Interest- Imputation of Interest (Subtopic 835-03) - Simplifying the Presentation of Debt Issuance Costs which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. ASU 2015-03 will be adopted on the effective date for the Company, which is January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company's financial statement disclosures.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Under ASU 2014-15, management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s financial statement disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company on January 1, 2017 with early adoption not permitted. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements as well as the method by which the Company will adopt the new standard.
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation. This ASU is effective for the Company for applicable transactions occurring after January 1, 2015. We will prospectively apply the guidance to applicable transactions. The Lawn and Garden transaction described in Note 3 is not subject to this guidance.
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
The fair value of debt under the Company’s Loan Agreement approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At March 31, 2015, the fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $108.7 million. At December 31, 2014, the fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $106.8 million.
Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Loss

The balances in the Company’s accumulated other comprehensive income (loss) ("AOCI") as of March 31, 2015 and March 31, 2014 are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2014	$3,493	$(1,066)	$2,427
Other comprehensive income before reclassifications	54	—	54
Net current-period other comprehensive income	54	—	54
Balance at March 31, 2014	$3,547	$(1,066)	$2,481

Balance at January 1, 2015	$(9,825)	$(1,863)	$(11,688)
Other comprehensive loss before reclassifications	(12,519)	—	(12,519)
Amounts reclassified from accumulated other comprehensive income*	(10,491)	—	(10,491)
Net current-period other comprehensive income (loss)	(23,010)	—	(23,010)
Balance at March 31, 2015	$(32,835)	$(1,863)	$(34,698)
*Cumulative translation adjustment associated with the sale of the Lawn and Garden group was included in the carrying value of assets disposed of.
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

2. Acquisition

On July 2, 2014, CA Acquisition Inc., now known as Scepter Canada Inc. and a wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of substantially all of the assets and assumption of certain liabilities of Scepter Corporation and certain real property of SHI Properties Inc., both located in Scarborough, Ontario, Canada. Contemporaneously with the asset acquisition, Crown US Acquisition Company, now known as Scepter US Holding Company and another wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of all of the issued and outstanding membership interests of Eco One Leasing, LLC and Scepter Manufacturing, LLC, both located in Miami, Oklahoma. Eco One Leasing, LLC was subsequently merged into Scepter Manufacturing, LLC. The total purchase price for these acquisitions (collectively, “Scepter”) was approximately $156.6 million in cash, which includes a final working capital adjustment. The acquisition of Scepter was funded from net proceeds from additional borrowings of approximately $134.1 million under the Fourth Amended and Restated Loan Agreement and cash on hand of $22.5 million.
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
The Company accounted for the acquisition of Scepter using the acquisition method of accounting, which requires among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As of March 31, 2015, the purchase price allocation remains preliminary as the Company has not finalized its assessment of contingent liabilities. As a result, additional adjustments may be recorded during the measurement period.

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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following unaudited pro forma information presents a summary of the consolidated results of operations for the Company as if the acquisition of Scepter had occurred on January 1, 2014:

For the Three Months Ended
March 31, 2014
Net sales	$175,102

Net income from continuing operations	$6,316

Net income per share from continuing operations:
Basic	$0.19
Diluted	$0.19
The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of Scepter and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of January 1, 2014. The pro forma results reflect the business combination accounting effects from the acquisition including amortization charges from the acquired intangible assets, inventory purchase accounting adjustments charged to cost of sales as the inventory is sold and increased interest expense associated with debt incurred to fund the acquisition. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.

3. Discontinued Operations

On June 20, 2014, the Company completed the sale of the assets and associated liabilities of its wholly-owned subsidiaries WEK Industries, Inc. and Whiteridge Plastics LLC (collectively “WEK”) for approximately $20.7 million, which includes a working capital adjustment of approximately $0.8 million. Of the total proceeds from the sale of WEK, approximately $1.0 million are held in escrow to be received in December 2015. The Company recorded a gain on the sale of WEK of approximately $3.0 million, net of tax of $1.6 million in the second quarter of 2014. WEK was previously reported as part of our former Engineered Products Segment.

During the second quarter of 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on its core growth platforms. The Lawn and Garden business serves the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The business was sold February 17, 2015 to an entity controlled by Wingate Partners V, L.P., a private equity firm, for $110.0 million, subject to a working capital adjustment. The sale of the Lawn & Garden business includes manufacturing facilities and offices located in: Twinsburg, Ohio; Middlefield, Ohio; Elyria, Ohio; Sparks, Nevada; Sebring, Florida; Brantford, Ontario and Burlington, Ontario. The terms of the agreement include a $90.0 million cash payment, promissory notes totaling $20.0 million that carry a five year maturity, a 6% interest rate and amounts placed in escrow. The fair market value of the notes receivable at March 31, 2015 was $17.9 million and is included in other assets in the accompanying consolidated balance sheet. The fair value of the notes receivable was calculated using level 2 inputs as defined in Note 1. A gain on the sale of the Lawn and Garden business of $3.8 million was recognized during the first quarter of 2015 and is included in income from discontinued operations in the accompanying statement of income.

Since the second quarter of 2014 and until the business was sold on February 17, 2015, the Lawn and Garden business met the held-for-sale criteria under the requirements of ASC 360. Accordingly, at December 31, 2014, the Company has classified and accounted for the assets and liabilities of the Lawn and Garden business as held for sale in the accompanying Consolidated Statements of Financial Position and the operating results of Lawn and Garden and WEK for periods prior to the sale, net of tax, as discontinued operations in the accompanying Consolidated Statements of Operations. In addition, the Company performed a fair value assessment of the Lawn and Garden business. The fair value, determined as sales price less cost to sell the business, was less than its carrying value at December 31, 2014, resulting in an $18.9 million impairment charge reported as discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2014.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Summarized selected financial information for the Lawn and Garden Segment and WEK for the three months ended March 31, 2015 and 2014, are presented in the following table:

	Three Months Ended
	March 31,
	2015*	2014
Net sales	$29,335	$58,308
Loss from discontinued operations before income taxes	$(963)	$(6,876)
Income tax expense (benefit)	254	(2,498)
Loss from discontinued operations	(1,217)	(4,378)
Gain on sale of discontinued operations, inclusive of tax benefit of ($2,191)	3,834	—
Income (loss) from discontinued operations, net of income taxes	$2,617	$(4,378)

* Includes Lawn and Garden operating results through February 17, 2015.

The assets and liabilities of discontinued operations are stated separately as of December 31, 2014, in the Condensed Consolidated Statements of Financial Position (Unaudited) and are comprised of the following items:

December 31,
2014
Assets
Accounts receivable-net	$29,794
Inventories	50,951
Prepaid expenses and other current assets	1,709
Goodwill	9,107
Patents and other intangible assets, net	6,030
Property, plant and equipment, net	38,168
Net asset impairment*	(18,858)
Other	874
Total Assets Held for Sale	$117,775

Liabilities
Accounts payable	$22,239
Accrued expenses and other liabilities	4,883
Total Liabilities Held for Sale	$27,122

*Impairment includes cumulative translation credit adjustment associated with the Lawn and Garden group.

The Lawn and Garden Segment restructuring plan, announced in July 2013, detailed the closure of two manufacturing plants: one in Brantford, Ontario and the second in Waco, Texas. The restructuring actions included closure, relocation and employee related costs. During the three months ended March 31, 2014, the Lawn and Garden Segment recognized approximately $4.4 million of severance charges and personnel costs under its restructuring plan. Restructuring actions under the plan were completed as of December 31, 2014.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

4. Inventories
Inventories are stated at the lower of cost or market. Approximately forty percent of the Company’s inventories use the last-in, first-out (LIFO) method of determining cost. All other inventories are valued at the first-in, first-out ("FIFO") method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of March 31, 2015.

5. Other Accrued Expenses

Other accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
Deposits and amounts due to customers	$5,439	$10,591
Dividends payable	4,265	4,267
Accrued legal and professional fees	5,064	3,458
Other accrued expenses	9,013	7,856
	$23,781	$26,172

6. Goodwill and Intangible Assets
The change in goodwill for the three months ended March 31, 2015 was as follows:

Segment	Balance at January 1, 2015	Foreign Currency Translation	Balance at March 31, 2015
Material Handling	$66,134	$(4,814)	$61,320
Distribution	505	—	505
	$66,639	$(4,814)	$61,825
Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite lived trade names which had a carrying value of $11.0 million and $11.3 million at March 31, 2015 and December 31, 2014, respectively.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

7. Net Income Per Common Share
Net income per common share, as shown on the Condensed Consolidated Statements of Income (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended
	March 31,
	2015	2014
Weighted average common shares outstanding
Basic	31,026,468	33,518,543
Dilutive effect of stock options and restricted stock	344,244	499,932
Weighted average common shares outstanding diluted	31,370,712	34,018,475
Options to purchase 400,866 shares of common stock that were outstanding for the three month period ended March 31, 2015, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. Options to purchase 209,500 shares of common stock that were outstanding for the three month period ended March 31, 2014, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares and were therefore anti-dilutive.

8. Stock Compensation
The Company’s Amended and Restated 2008 Incentive Stock Plan (the “2008 Plan”) authorizes the Compensation Committee of the Board of Directors to issue up to 4,000,000 shares of various types of stock based awards including stock options, restricted stock and stock appreciation rights to key employees and directors. In general, options granted and outstanding vest over a three year period and expire ten years from the date of grant.
The Company recorded stock compensation expense of approximately $1.0 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. These expenses are included in SG&A expenses in the accompanying Condensed Consolidated Statements of Income (Unaudited). Total unrecognized compensation cost related to non-vested share based compensation arrangements at March 31, 2015 was approximately $5.9 million which will be recognized over the next three years, as such compensation is earned.
In March 2015, stock options for 208,200 shares were granted with a three year vesting period. The fair value of options granted is estimated using a binomial lattice option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield rate is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole.

Model
Risk free interest rate	2.10%
Expected dividend yield	2.90%
Expected life of award (years)	8.0
Expected volatility	50.00%
Fair value per option share	$6.03

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following table provides a summary of stock option activity for the period ended March 31, 2015:

	Shares	Average Exercise Price	Weighted Average Life
Outstanding at January 1, 2015	1,512,756	$13.24
Options granted	208,200	18.67
Options exercised	(74,110)	12.42
Canceled or forfeited	(21,234)	18.64
Outstanding at March 31, 2015	1,625,612	$13.91	5.90 years
Exercisable at March 31, 2015	1,217,909	$12.35	4.74 years

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of all stock options exercised during the three months ended March 31, 2015 and 2014 was approximately $0.5 million and $1.2 million, respectively.
In March 2015, 93,500 Restricted Stock Unit ("RSU") Awards were granted with a three year vesting period. The RSUs had a grant date fair value of $18.69 per share, which was the closing price of the common stock on the date of grant.
The following table provides a summary of combined RSU and restricted stock activity for the period ended March 31, 2015:

	Awards	Average Grant-Date Fair Value
Unvested at January 1, 2015	236,196
Granted	93,500	$18.69
Vested	(132,969)	15.40
Canceled or forfeited	(13,632)	18.84
Unvested at March 31, 2015	183,095	$18.08
Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At March 31, 2015, restricted stock awards had vesting periods up through March 2018.

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
As of the date of this disclosure, no formal claim or allegation relating to the New Idria Mine Site against the Company or its subsidiary Buckhorn Inc. ("Buckhorn") has been received. However, since Buckhorn may be a potentially responsible party (“PRP”)

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

at the New Idria Mercury Mine, the Company recognized an expense of $1.9 million, on an undiscounted basis, in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Payments of approximately $0.9 million have been made and charged against the reserve classified in Other Liabilities on the Consolidated Statements of Financial Position as of March 31, 2015. As the investigation and remediation proceed, it is possible that adjustments to the reserved expense will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the number and financial condition of other PRPs as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.
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

Other
Buckhorn and Schoeller Arca Systems, Inc. (“SAS”) were plaintiffs in a patent infringement lawsuit against Orbis Corp. and Orbis Material Handling, Inc. (“Orbis”) for alleged breach by Orbis of an exclusive patent license agreement from SAS to Buckhorn.  SAS is an affiliate of Schoeller Arca Systems Services B.V. (“SASS B.V.”), a Dutch company.  SAS manufactures and sells plastic returnable packaging systems for material handling.  In the course of the litigation, it was discovered that SAS had given a patent license agreement to a predecessor of Orbis that pre-dated the one that SAS sold to Buckhorn.  As a result, judgment was entered in favor of Orbis, and the court awarded attorney fees and costs to Orbis in the amount of $3.1 million, plus interest and costs.  In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn.  Although the range of exposure is $0 - $3.1 million, plus interest, Buckhorn’s responsibility as a co-judgment debtor is not specified.  Buckhorn believes it is not responsible for any of the award because it is not a party to the Orbis license and will continue to aggressively pursue any and all legal actions both with respect to appealing the award requesting SAS be named solely responsible for payment of the judgment, as well as pursuing SAS and SASS B.V. for fraudulently selling an exclusive patent license they could not sell.   In August 2014, SASS B.V. informed Buckhorn that SAS may not have the financial ability to pay the judgment and provided financial statements to Buckhorn indicating SAS is in financial distress and while SASS B.V is financially stable, the award is against SAS, not SASS B.V.  Given the uncertainty of SAS’s financial ability to meet the obligation and the judgment is joint and several, Myers recorded an expense of $3.0 million during 2014 for the entire amount of the unpaid judgment, despite the belief we will ultimately be successful in the appeal and suing SAS and SASS B.V. The matter is presently under appeal and Buckhorn is also suing SAS and SASS B.V.
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

10. Long-Term Debt and Loan Agreement
Long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014
Loan Agreement	$105,307	$137,109
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	29,000
5.45% Senior Unsecured Notes due 2026	20,000	20,000
	205,307	237,109
Less unamortized deferred financing fees	636	680
	$204,671	$236,429
On December 13, 2013, the Company entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement”). The Loan Agreement provided for a $200 million senior revolving credit facility expiring on December 13, 2018. In addition, on May 30, 2014, the Company entered into a First Amendment to the Loan Agreement (the "Loan Amendment"). The Loan Amendment increased the senior revolving credit facility from $200 million to $300 million through December 2018 and provided for an additional subsidiary of the Company as a borrower and as a guarantor of the credit facility. On July 2, 2014, the Company borrowed approximately $135.3 million under the Loan Agreement to fund the acquisition of Scepter. Amounts borrowed under the agreement are secured by pledges of stock of certain of our foreign and domestic subsidiaries.
Under the terms of the Loan Agreement, the Company may borrow up to $300 million, reduced for letters of credit issued. As of March 31, 2015, the Company had $190.4 million available under the Loan Agreement. The Company also had $4.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at March 31, 2015. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement. The average interest rate on borrowings under our loan agreements were 4.54% at March 31, 2015 and 5.58% at March 31, 2014, which includes a quarterly facility fee on the used and unused portion.
Long-term debt at March 31, 2015 and December 31, 2014 includes $0.6 million and $0.7 million, respectively, of unamortized deferred financing costs, which are accounted for as debt valuation accounts.

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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Net periodic pension cost are as follows:

	Three Months Ended March 31,
	2015	2014
Interest cost	$68	$70
Expected return on assets	(83)	(93)
Amortization of actuarial net loss	22	11
Net periodic pension (benefit) cost	$7	$(12)
Company contributions	$78	$80
The Company anticipates making contributions totaling $0.5 million to its pension plan for the full year of 2015.

12. Income Taxes
The total amount of gross unrecognized tax benefit that would reduce the Company's effective tax rates at March 31, 2015 and March 31, 2014, was $0.5 million and $1.2 million, respectively. Accrued interest expense included within accrued income taxes in the Company's Condensed Consolidated Statements of Financial Position (Unaudited) was less than $0.1 million at both March 31, 2015 and December 31, 2014. The March 31, 2015 balance of unrecognized tax benefits includes approximately $0.5 million of unrecognized tax benefits for which it is reasonably possible that they will be recognized within the next twelve months.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of March 31, 2015, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2011. The Company is subject to state and local examinations for tax years of 2010 through 2014. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2009 through 2014.

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
Summarized segment detail for the three months ended March 31, 2015 and 2014 are presented in the following table:

	Three Months Ended March 31,
Net Sales	2015	2014
Material Handling	$112,280	$106,677
Distribution	44,105	43,883
Inter-company Sales	(37)	(75)
	$156,348	$150,485

	Three Months Ended March 31,
Income From Continuing Operations Before Income Taxes	2015	2014
Material Handling	$13,407	$12,772
Distribution	3,491	3,530
Corporate	(10,182)	(7,419)
Interest expense - net	(2,702)	(1,584)
	$4,014	$7,299

Identifiable Assets	March 31, 2015	December 31, 2014
Material Handling	$371,628	$370,501
Distribution	63,276	57,523
Corporate	30,782	19,034
Discontinued operations	—	117,775
	$465,686	$564,833

Discontinued Operations

During the quarter ended June 30, 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden Segment. As a result, the Company has classified and accounted for its assets and liabilities as held for sale and its operating results, net of tax, as discontinued operations for all periods presented through February 17, 2015 which was the date of sale.

In addition, on June 20, 2014, the Company completed the sale of the assets and associated liabilities of WEK. As a result, the Company has classified and accounted for its operating results, net of tax, as discontinued operations for all periods presented

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

through the date of sale. WEK was previously reported as part of our former Engineered Products Segment through the date of sale.

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
Comparison of the First Quarter of 2015 to the First Quarter of 2014
Net Sales from Continuing Operations:

(dollars in millions)	Quarter Ended March 31,
Segment	2015	2014	Change	% Change
Material Handling	$112.3	$106.7	$5.6	5.2%
Distribution	44.1	43.9	0.2	0.5%
Inter-company Sales	(0.1)	(0.1)	—	—%
	$156.3	$150.5	$5.8	3.9%

Net sales for the quarter ended March 31, 2015 were $156.3 million, an increase of $5.8 million or 3.9% compared to the same period in the prior year. Net sales increased $24.2 million due to the inclusion of Scepter Corporation and Scepter Manufacturing, LLC (collectively, "Scepter") acquired on July 2, 2014. The increase in net sales between periods was also impacted by improved pricing of $1.4 million. Net sales were negatively impacted by lower sales volumes of approximately $17.8 million primarily in our Material Handling Segment and the effect of unfavorable foreign currency translation of $2.0 million.
Net sales in the Material Handling Segment increased $5.6 million or 5.2% in the first quarter of 2015 compared to the same period in the prior year. Net sales increased $24.2 million due to the addition of Scepter from its acquisition in the third quarter of 2014. The increase in net sales between periods was also attributable to improved pricing of $0.7 million. Excluding net sales related to Scepter, first quarter 2015 sales volumes for the segment were unfavorable by $17.3 million versus the first quarter of 2014 due to the overall weakness in the agricultural markets and significant prior year first quarter sales in the food processing market which did not recur in the first quarter of 2015. Net sales for the first quarter of 2015 were also impacted by unfavorable currency translation of $2.0 million.
Net sales in the Distribution Segment increased $0.2 million or 0.5% in the first quarter of 2015 compared to the same period in the prior year. The increase in net sales between periods was primarily the result of organic growth in sales of supplies and equipment and in the U.S., which were partially offset by lower sales in Canada due to the closure of the Canadian branches late in the first quarter of 2014.
Cost of Sales & Gross Profit from Continuing Operations:

(dollars in millions)	Quarter Ended March 31,
	2015	2014
Cost of sales	$110.6	$108.4
Gross profit	$45.8	$42.1
Gross profit as a percentage of net sales	29.3%	28.0%

Gross profit margin increased to 29.3% in the first quarter of 2015 compared to 28.0% in the first quarter of the prior year primarily due to the acquisition of Scepter in July 2014 and favorable pricing, partially offset by lower volume primarily in our Material Handling Segment and negative mix of products sold across both of our reportable segments.

Selling, General and Administrative Expenses from Continuing Operations:

(dollars in millions)	Quarter Ended March 31,
	2015	2014	Change	% Change
SG&A expenses	$39.0	$33.2	$5.8	17.5%
SG&A expenses as a percentage of net sales	25.0%	22.1%
Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2015 were $39.0 million, an increase of $5.8 million or 17.5% compared to the first quarter in the prior year. An increase in SG&A of $5.3 million was due to the additional SG&A expenses of Scepter in the first quarter of 2015. Excluding the impact of Scepter, SG&A expenses were relatively flat the first quarter of 2015 compared to the same period in 2014 due to a decrease in freight and selling costs, partially offset by legal and professional costs of $1.5 million associated with the Brazilian investigation completed in the first quarter of 2015.

Interest Expense from Continuing Operations:

(dollars in millions)	Quarter Ended March 31,
	2015	2014	Change	% Change
Net interest expense	2.7	1.6	$1.1	68.8%
Outstanding borrowings, net of deferred financing costs	204.7	116.7	$88.0
Average borrowing rate	4.54%	5.58%
Net interest expense in the first quarter of 2015 was $2.7 million compared to $1.6 million in the first quarter of 2014. The increase in net interest expense is due to the higher average debt balance partially offset by a decrease in the average borrowing rate during the first quarter of 2015 compared to the same period in the prior year.

Income Taxes from Continuing Operations:

(dollars in millions)	Quarter Ended March 31,
	2015	2014
Income from continuing operations before income taxes	$4.0	$7.3
Income tax expense	$1.4	$2.5
Effective tax rate	34.7%	34.7%

The effective tax rate was 34.7% for the quarter ended March 31, 2015, flat compared to the prior year's first quarter.

Discontinued Operations:

Net sales from discontinued operations decreased $29.0 million for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014. The decrease was mainly due to the the sale of the Lawn and Garden business on February 17, 2015.

Income from discontinued operations, net of income taxes was $2.6 million for the quarter ended March 31, 2015 compared to a loss from discontinued operations, net of taxes of $4.1 million in the prior year quarter. The increase in net income was primarily driven by the gain on sale of the Lawn and Garden business of $3.8 million that was recorded in the first quarter of 2015. Discontinued operations are comprised of the Lawn and Garden Segment and WEK Industries, Inc. ("WEK") in 2014 and the Lawn and Garden business in 2015, as WEK was sold in the second quarter of 2014 and the Lawn and Garden business was sold on February 17, 2015.

Liquidity and Capital Resources
Cash used for operating activities from continuing operations was $17.9 million for the three months ended March 31, 2015 compared to $40.1 million for the three months ended March 31, 2014. The primary use of cash for operating activities from continuing operations for the three months ended March 31, 2015 and 2014, was $30.3 million and $52.3 million, respectively, for working capital. The decrease in cash used for continuing operations during the three months ended March 31, 2015 was mainly due to decreases in cash used for accounts receivable, inventory and accounts payable and accrued expenses, all driven largely by the fluctuation in foreign exchange during the quarter. Depreciation and amortization costs from continuing operations were $9.1 million in the three months ended March 31, 2015, compared to $6.2 million for the three months ended March 31, 2014. The higher depreciation and amortization are attributable to the higher level of assets placed in service over the past several years and assets acquired in connection with the acquisition of Scepter.
Cash provided by investing activities for continuing operations for the three months ended March 31, 2015 were $65.1 million compared to a use of cash of $2.4 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company received approximately $69.8 million in cash proceeds in connection with the sale of the Lawn and Garden business. Capital expenditures related to continuing operations for the three months ended March 31, 2015 were $4.7 million compared to $2.5 million for the same period in the prior year. Full year capital expenditures are expected to be between $25 and $30 million, the majority of which are expected to be allocated to growth and productivity projects.
For the three months ended March 31, 2015, the Company used cash of $6.6 million to repurchase 370,200 shares of its own stock under a share repurchase plan, compared to $5.1 million to repurchase 262,416 shares of its own stock for the three months ended March 31, 2014. The Company used cash of $4.2 million for payment of a quarterly dividend during the three months ended March 31, 2015 compared to $3.1 million during the three months ended March 31, 2014.
Debt at March 31, 2015 was approximately $204.7 million compared to $236.4 million at December 31, 2014. The decrease in debt between periods was mainly due to the use of cash proceeds from the sale of the Lawn and Garden business.
As of March 31, 2015, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest and taxes divided by interest expense) and a leverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, compared to total debt). The ratios as of and for the period ended March 31, 2015 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	10.30
Leverage Ratio	3.25 to 1 (maximum)	2.35

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including strategic initiatives, capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at March 31, 2015, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1.1 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States ("U.S."). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the ending of a reporting period. At March 31, 2015, the Company had no foreign currency arrangements or contracts in place.
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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2015 due to the material weaknesses in the Company's internal control over financial reporting as described below.
As more fully described in Item 9A of our Form 10-K for the year ended December 31, 2014, management concluded that there are deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent two material weaknesses in internal control. The first material weakness is over the inventory process and the second, over the financial statement close process, which includes insufficient Segment and Corporate management oversight and monitoring of the controls. Both material weaknesses relate to our Brazilian operations. We have started outlining steps to design an action plan that will strengthen or enhance existing controls, or develop new controls that will remediate these deficiencies. We plan to remediate all of the control deficiencies during 2015 and will continuously monitor the effectiveness of the controls over these processes. In that some of these controls have either not been implemented or are still being designed, management has concluded that, as of March 31, 2015 there are material weaknesses in the Company's internal control over financial reporting over the inventory and financial statement close processes at its Brazilian operations.
Changes in Internal Control Over Financial Reporting
We acquired Scepter Corporation and Scepter Manufacturing, LLC (collectively "Scepter") on July 2, 2014 and are currently in the process of integrating Scepter's processes and internal controls.
During the first quarter of 2015, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in the Contingencies Note of the Unaudited Condensed Consolidated Financial Statements in Part I of this report and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding the Company’s stock repurchase plan during the three months ended March 31, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum number of Shares that may yet be Purchased Under the Plan (1)
1/1/15 to 1/31/15	80,000	$16.82	3,635,286	4,364,714
2/1/15 to 2/28/15	190,000	$17.61	3,825,286	4,174,714
3/1/15 to 3/31/15	100,200	$18.87	3,925,486	4,074,514

(1)
On July 11, 2013, the Company authorized the repurchase of up to an additional five million shares of its common stock. This authorization was in addition to the Board authorized repurchase of up to five million shares that was announced on May 2, 2011. On February 20, 2014, the Company's Board of Directors authorized $40 million of common stock repurchases to be completed in 2015. During the three months ended March 31, 2015, the Company repurchased a total $6.6 million of its own stock under the share repurchase plan. The Company previously completed the repurchase of approximately five hundred thirty five thousand shares in April 2013, and two million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase dated June 1, 2011.

Item 6. Exhibits
(a) Exhibits
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
May 5, 2015	By:	/s/ Greggory W. Branning
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
First Amendment to the Asset Purchase Agreement, Unit Purchase Agreement and Indemnification Agreement, dated as of July 2, 2014, among Scepter Corporation, SHI Properties Inc., CA Acquisition Inc., Eco One Holdings, Inc., Crown US Acquisition Company, and Myers Industries, Inc. Reference is made to Exhibit 2.4 to Form 8-K filed with the Commission on July 7, 2014.**

2(e)
Amended and Restated Asset Purchase Agreement, dated as of February 17, 2015, among Myers Industries, Inc., MYE Canada Operations, Inc., and the HC Companies, Inc. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on February 18, 2015.**

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
10(f)
Amended and Restated Severance Agreement between Myers Industries, Inc. and John C. Orr effective March 16, 2015. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2015.*

10(g)
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

10(i)	Severance Agreement between Myers Industries, Inc. and Gregg Branning dated September 1, 2012. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on September 4, 2012.*
10(j)
Third Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2011. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 7, 2011.*

10(k)
Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and Gregg Branning dated September 1, 2012. Reference is made to Exhibit 10(s) to Form 10-Q filed with the Commission on May 1, 2013.*

10(l)	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
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

10(n)
Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., MYE Canada Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated December 13, 2013. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 17, 2013.

10(o)
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

101
The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 5, 2015, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the fiscal periods ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended March 31, 2015 and 2014, (v) Condensed Consolidated Statement of Shareholders' Equity for the fiscal period ended March 31, 2015, and (vi) the Notes to Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.
**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.