Form 10-Q
period 2015-06-30
MYERS INDUSTRIES INC
filed 2015-07-31
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2015
Common Stock, without par value	30,997,801 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$164,335	$152,784	$320,683	$303,269
Cost of sales	113,754	110,252	224,345	218,666
Gross profit	50,581	42,532	96,338	84,603
Selling, general and administrative expenses	30,839	31,246	69,880	64,434
Operating income	19,742	11,286	26,458	20,169
Interest expense, net	2,467	1,667	5,169	3,251
Income from continuing operations before income taxes	17,275	9,619	21,289	16,918
Income tax expense	6,350	3,292	7,742	5,828
Income from continuing operations	10,925	6,327	13,547	11,090
Income (loss) from discontinued operations, net of income taxes	494	(578)	3,111	(4,661)
Net income	$11,419	$5,749	$16,658	$6,429

Income per common share from continuing operations:
Basic	$0.35	$0.20	$0.44	$0.34
Diluted	$0.35	$0.19	$0.43	$0.33
Income (loss) per common share from discontinued operations:
Basic	$0.02	$(0.02)	$0.10	$(0.14)
Diluted	$0.02	$(0.02)	$0.10	$(0.14)
Net income per common share:
Basic	$0.37	$0.18	$0.54	$0.20
Diluted	$0.37	$0.17	$0.53	$0.19

Dividends declared per share	$0.14	$0.13	$0.27	$0.26

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$11,419	$5,749	$16,658	$6,429
Other comprehensive income (loss):
Foreign currency translation adjustment	2,125	2,804	(20,885)	2,858
Total other comprehensive income (loss)	2,125	2,804	(20,885)	2,858
Comprehensive income (loss)	$13,544	$8,553	$(4,227)	$9,287

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
(Dollars in thousands)

Assets	June 30, 2015	December 31, 2014

Current Assets
Cash	$3,887	$4,676
Accounts receivable-less allowances of $631 and $782, respectively	98,503	90,664
Inventories
Finished and in-process products	43,396	40,122
Raw materials and supplies	22,395	23,216
	65,791	63,338
Prepaid expenses and other	5,529	6,591
Deferred income taxes	3,115	2,397
Assets held for sale	—	117,775
Total Current Assets	176,825	285,441
Other Assets
Goodwill	62,553	66,639
Intangible assets, net	65,523	72,235
Deferred income taxes	497	545
Other	29,477	3,207
	158,050	142,626
Property, Plant and Equipment, at Cost
Land	8,058	8,405
Buildings and leasehold improvements	59,023	57,537
Machinery and equipment	335,403	335,963
	402,484	401,905
Less allowances for depreciation and amortization	(271,045)	(265,139)
Property, plant and equipment, net	131,439	136,766
Total Assets	$466,314	$564,833

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	June 30, 2015	December 31, 2014

Current Liabilities
Accounts payable	$69,249	$77,320
Accrued expenses
Employee compensation	14,462	14,967
Income taxes	2,971	3,086
Taxes, other than income taxes	2,176	1,940
Accrued interest	3,105	3,207
Liabilities held for sale	—	27,122
Other	17,431	26,172
Total Current Liabilities	109,394	153,814
Long-term debt	201,385	236,429
Other liabilities	12,310	13,738
Deferred income taxes	13,277	14,281
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,995,923 and 31,162,962; after deducting treasury shares of 6,956,534 and 6,604,175, respectively)	18,761	18,855
Additional paid-in capital	214,482	218,394
Accumulated other comprehensive loss	(32,573)	(11,688)
Retained deficit	(70,722)	(78,990)
Total Shareholders' Equity	129,948	146,571
Total Liabilities and Shareholders' Equity	$466,314	$564,833

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Loss	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2015	$18,855	$218,394	$(11,688)	$(78,990)	$146,571
Net income	—	—	—	16,658	16,658
Issuances under option plans	79	1,359	—	—	1,438
Dividend reinvestment plan	3	74	—	—	77
Restricted stock vested	67	(67)	—	—	—
Restricted stock and stock option grants	11	1,657	—	—	1,668
Tax benefit from options	—	215	—	—	215
Foreign currency translation adjustment	—	—	(20,885)	—	(20,885)
Repurchase of common stock	(241)	(6,336)	—	—	(6,577)
Stock contributions	5	143	—	—	148
Shares withheld for employee taxes on equity awards	(18)	(957)	—	—	(975)
Dividends declared - $.27 per share	—	—	—	(8,390)	(8,390)
Balance at June 30, 2015	$18,761	$214,482	$(32,573)	$(70,722)	$129,948

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014

Cash Flows from Operating Activities
Net income	$16,658	$6,429
Income (loss) from discontinued operations, net of income taxes	3,111	(4,661)
Income from continuing operations	13,547	11,090
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	13,290	11,030
Amortization	5,279	1,461
Non-cash stock compensation	1,638	1,593
Provision for loss on accounts receivable	83	550
(Gain) loss from asset dispositions	(56)	(139)
Tax benefit from options	(215)	(658)
Other	147	200
Payments on performance based compensation	(1,332)	(1,293)
Other long-term liabilities	2,497	1,244
Cash flows used for working capital:
Accounts receivable	(12,918)	(10,386)
Inventories	(4,020)	(10,890)
Prepaid expenses and other assets	2,511	337
Accounts payable and accrued expenses	(23,420)	(10,965)
Net cash used for operating activities-continuing operations	(2,969)	(6,826)
Net cash used for operating activities-discontinued operations	(11,672)	(14,200)
Net cash used for operating activities	(14,641)	(21,026)
Cash Flows from Investing Activities
Capital expenditures	(9,381)	(6,971)
Proceeds from sale of property, plant and equipment	36	85
Proceeds from sale of business	69,787	—
Net cash provided by (used for) investing activities - continuing operations	60,442	(6,886)
Net cash provided by (used for) investing activities - discontinued operations	(581)	14,531
Net cash provided by investing activities	59,861	7,645
Cash Flows from Financing Activities
Proceeds from long-term debt	—	89,000
Net borrowing (repayment) on credit facility	(31,548)	4,300
Cash dividends paid	(8,367)	(7,480)
Proceeds from issuance of common stock	1,515	2,126
Tax benefit from options	215	658
Repurchase of common stock	(6,577)	(44,399)
Shares withheld for employee taxes on equity awards	(975)	(1,083)
Deferred financing costs	—	(538)
Net cash provided by (used for) financing activities - continuing operations	(45,737)	42,584
Net cash used for financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(45,737)	42,584
Foreign Exchange Rate Effect on Cash	(272)	50
Net increase (decrease) in cash	(789)	29,253
Cash at January 1	4,676	6,539
Cash at June 30	$3,887	$35,792
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$5,833	$767
Income taxes	$5,552	$10,362

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2015, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2015.

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest- Imputation of Interest (Subtopic 835-03) - Simplifying the Presentation of Debt Issuance Costs which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. ASU 2015-03 will be adopted on the effective date for the Company, which is January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company's financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company on January 1, 2018 with early adoption not permitted. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements as well as the method by which the Company will adopt the new standard.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation. This ASU is effective for the Company for applicable transactions occurring after January 1, 2015. We will prospectively apply the guidance to applicable transactions.
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Fair Value Measurement
The Company follows guidance included in ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), for its financial assets and liabilities, as required. The guidance established a common definition for fair value to be applied under U.S. GAAP requiring the use of fair value, established a framework for measuring fair value, and expanded disclosure requirements about such fair value measurements. The guidance did not require any new fair value measurements, but rather applied to all other accounting pronouncements that require or permit fair value measurements. Under ASC 820, the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:

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
The fair value of the Company’s cash, accounts receivable, accounts payable and accrued expenses are considered to approximate carrying value due to the nature and relative short maturity of these assets and liabilities.
The fair value of debt under the Company’s Loan Agreement approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At June 30, 2015, the fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $104.2 million. At December 31, 2014, the fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $106.8 million.
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Loss

The balances in the Company’s accumulated other comprehensive income (loss) ("AOCI") as of June 30, 2015 and June 30, 2014 are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2014	$3,493	$(1,066)	$2,427
Other comprehensive income	54	—	54
Balance at March 31, 2014	3,547	(1,066)	2,481
Other comprehensive income	2,804	—	2,804
Balance at June 30, 2014	$6,351	$(1,066)	$5,285

Balance at January 1, 2015	$(9,825)	$(1,863)	$(11,688)
Other comprehensive loss	(12,519)	—	(12,519)
Amounts reclassified from accumulated other comprehensive income*	(10,491)	—	(10,491)
Net other comprehensive income (loss)	(23,010)	—	(23,010)
Balance at March 31, 2015	(32,835)	(1,863)	(34,698)
Other comprehensive income	2,125	—	2,125
Balance at June 30, 2015	$(30,710)	$(1,863)	$(32,573)
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The Company accounted for the acquisition of Scepter using the acquisition method of accounting, which requires among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As of June 30, 2015, the purchase price allocation is complete. Adjustments to the purchase price allocation during 2015 were not material.
Scepter's assets and liabilities are recorded at fair value as of the date of acquisition using primarily level 3 fair value inputs. The purchase consideration, related final allocations, and resulting excess over fair value of net assets acquired are as follows:

Assets acquired:
Current assets	$34,572
Property, plant and equipment	44,613
Intangible assets	66,500
Assets acquired	$145,685

Liabilities assumed:
Current liabilities	$8,577
Total liabilities assumed	8,577

Goodwill	19,512
Total consideration	$156,620
Goodwill is calculated as the excess of the consideration transferred over the assets acquired and liabilities assumed and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company expects that approximately $14.6 million of goodwill recognized for the acquisition will be deductible for tax purposes in Canada.
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following unaudited pro forma information presents a summary of the consolidated results of operations for the Company as if the acquisition of Scepter had occurred on January 1, 2014:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2014	June 30, 2014
Net sales	$179,563	$354,665

Net income from continuing operations	$8,587	$14,903

Net income per share from continuing operations:
Basic	$0.26	$0.45
Diluted	$0.26	$0.45
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

3. Discontinued Operations

On June 20, 2014, the Company completed the sale of the assets and associated liabilities of its wholly-owned subsidiaries WEK Industries, Inc. and Whiteridge Plastics LLC (collectively “WEK”) for approximately $20.7 million, which includes a working capital adjustment of approximately $0.8 million. Of the total proceeds from the sale of WEK, approximately $1.0 million are held in escrow to be received in December 2015. The Company recorded a gain on the sale of WEK of approximately $2.4 million, net of tax of $1.3 million in the second quarter of 2014 and was included in income (loss) from discontinued operations in the accompanying statement of income. WEK was previously reported as part of our former Engineered Products Segment.

During the second quarter of 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on its core growth platforms. The Lawn and Garden business serves the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The business was sold February 17, 2015 to an entity controlled by Wingate Partners V, L.P., a private equity firm, for $110.0 million, subject to a working capital adjustment. The sale of the Lawn & Garden business includes manufacturing facilities and offices located in: Twinsburg, Ohio; Middlefield, Ohio; Elyria, Ohio; Sparks, Nevada; Sebring, Florida; Brantford, Ontario and Burlington, Ontario. The terms of the agreement include a $90.0 million cash payment, promissory notes totaling $20.0 million that carry a five year maturity, a 6% interest rate and amounts placed in escrow. The fair market value of the notes receivable at June 30, 2015 was $17.9 million and is included in other assets in the accompanying consolidated balance sheet. The fair value of the notes receivable was calculated using level 2 inputs as defined in Note 1. A gain on the sale of the Lawn and Garden business of $3.8 million, net of tax, was recognized during the first six months of 2015 and is included in income (loss) from discontinued operations in the accompanying statement of income.

Since the second quarter of 2014 and until the business was sold on February 17, 2015, the Lawn and Garden business met the held-for-sale criteria under the requirements of ASC 360. Accordingly, at December 31, 2014, the Company classified and accounted for the assets and liabilities of the Lawn and Garden business as held for sale in the accompanying Consolidated Statements of Financial Position and the operating results of Lawn and Garden and WEK for periods prior to the sale, net of tax, as discontinued operations in the accompanying Consolidated Statements of Income. In addition, the Company performed a fair value assessment of the Lawn and Garden business. The fair value, determined as sales price less cost to sell the business, was less than its carrying value at December 31, 2014, resulting in an $18.9 million impairment charge reported as discontinued operations in the Consolidated

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Statements of Income for the year ended December 31, 2014.
Summarized selected financial information for the Lawn and Garden Segment and WEK for the three and six months ended June 30, 2015 and 2014, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015*	2014
Net sales	$—	$46,372	$29,335	$104,677
Loss from discontinued operations before income taxes	$—	$(4,427)	$(963)	$(10,666)
Income tax expense (benefit)	(563)	(1,421)	(309)	(3,577)
Income (loss) from discontinued operations	563	(3,006)	(654)	(7,089)
Gain on sale of discontinued operations, inclusive of tax benefits of ($47) and ($2,238) for the three and six months ended June 30, 2015 and tax provision of $1,295 for the three and six months ended June 30, 2014	(69)	2,428	3,765	2,428
Income (loss) from discontinued operations, net of income taxes	$494	$(578)	$3,111	$(4,661)

* Includes Lawn and Garden operating results through February 17, 2015.

The tax benefit of $0.6 million recorded in the quarter ended June 30, 2015 represents the correction of an immaterial error in the first quarter of 2015.
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The Lawn and Garden Segment restructuring plan, announced in July 2013, detailed the closure of two manufacturing plants: one in Brantford, Ontario and the second in Waco, Texas. The restructuring actions included closure, relocation and employee related costs. Through June 30, 2014, the Lawn and Garden Segment had incurred approximately $13.0 million of severance charges and personnel costs under its restructuring plans. Restructuring actions under the plan were substantially completed as of June 30, 2014.

4. Inventories
Inventories are stated at the lower of cost or market. Approximately forty percent of the Company’s inventories use the last-in, first-out ("LIFO") method of determining cost. All other inventories are valued at the first-in, first-out ("FIFO") method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of June 30, 2015.

5. Other Accrued Expenses

Other accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Deposits and amounts due to customers	$2,774	$10,591
Dividends payable	4,290	4,267
Accrued legal and professional fees	1,157	3,458
Other accrued expenses	9,210	7,856
	$17,431	$26,172

6. Goodwill and Intangible Assets
The change in goodwill for the six months ended June 30, 2015 was as follows:

Segment	Balance at December 31, 2014	Measurement Period Adjustments	Foreign Currency Translation	Balance at June 30, 2015
Material Handling	$66,134	$(300)	$(3,786)	$62,048
Distribution	505	—	—	505
	$66,639	$(300)	$(3,786)	$62,553
Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite lived trade names which had a carrying value of $11.1 million and $11.3 million at June 30, 2015 and December 31, 2014, respectively.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

7. Net Income Per Common Share
Net income per common share, as shown on the Condensed Consolidated Statements of Income (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding
Basic	30,968,269	32,425,994	31,004,779	32,892,864
Dilutive effect of stock options and restricted stock	316,646	536,796	337,324	494,245
Weighted average common shares outstanding diluted	31,284,915	32,962,790	31,342,103	33,387,109
Options to purchase 381,733 shares of common stock that were outstanding for both the three and six month periods ended June 30, 2015, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. Options to purchase 199,500 shares of common stock that were outstanding for both the three and six month periods ended June 30, 2014, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares and were therefore anti-dilutive.

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
The Company recorded stock compensation expense of approximately $0.7 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively. The Company recorded stock compensation expense of approximately $1.6 million for both six month periods ended June 30, 2015 and 2014. These expenses are included in SG&A expenses in the accompanying Condensed Consolidated Statements of Income (Unaudited). Total unrecognized compensation cost related to non-vested share based compensation arrangements at June 30, 2015 was approximately $5.3 million which will be recognized over the next three years, as such compensation is earned.
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The following table provides a summary of stock option activity for the period ended June 30, 2015:

	Shares	Average Exercise Price	Weighted Average Life
Outstanding at January 1, 2015	1,512,756	$13.24
Options granted	208,200	18.67
Options exercised	(96,161)	12.53
Canceled or forfeited	(60,734)	17.01
Outstanding at June 30, 2015	1,564,061	$13.86	5.38 years
Exercisable at June 30, 2015	1,172,492	$12.29	4.61 years

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of all stock options exercised during the three months ended June 30, 2015 and 2014 was approximately $0.1 million and $0.2 million, respectively. The total intrinsic value of all stock options exercised during the six months ended June 30, 2015 and 2014 was approximately $0.6 million and $1.4 million, respectively.
In March 2015, 93,500 Restricted Stock Unit ("RSU") Awards were granted with a three year vesting period. The RSUs had a grant date fair value of $18.69 per share, which was the closing price of the common stock on the date of grant.
The following table provides a summary of combined RSU and restricted stock activity for the period ended June 30, 2015:

	Awards	Average Grant-Date Fair Value
Unvested at January 1, 2015	236,196
Granted	93,500	$18.69
Vested	(132,969)	15.40
Canceled or forfeited	(22,265)	18.72
Unvested at June 30, 2015	174,462	$18.60
Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At June 30, 2015, restricted stock awards had vesting periods up through March 2018.

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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

As of the date of this disclosure, no formal claim or allegation relating to the New Idria Mine Site against the Company or its subsidiary Buckhorn Inc. ("Buckhorn") has been received. However, since Buckhorn may be a potentially responsible party (“PRP”) at the New Idria Mercury Mine, the Company recognized an expense of $1.9 million, on an undiscounted basis, in 2011 related to performing a remedial investigation and feasibility study to determine the extent of remediation and the screening of alternatives. Payments of approximately $0.9 million have been made and charged against the reserve classified in Other Liabilities on the Consolidated Statements of Financial Position as of June 30, 2015. As the investigation and remediation proceed, it is possible that adjustments to the reserved expense will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the number and financial condition of other PRPs as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, further remediation cost estimates are not known and have not been prepared.
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

Other
Buckhorn and Schoeller Arca Systems, Inc. (“SAS”) were plaintiffs in a patent infringement lawsuit against Orbis Corp. and Orbis Material Handling, Inc. (“Orbis”) for alleged breach by Orbis of an exclusive patent license agreement from SAS to Buckhorn.  SAS is an affiliate of Schoeller Arca Systems Services B.V. (“SASS B.V.”), a Dutch company.  SAS manufactures and sells plastic returnable packaging systems for material handling.  In the course of the litigation, it was discovered that SAS had given a patent license agreement to a predecessor of Orbis that pre-dated the one that SAS sold to Buckhorn.  As a result, judgment was entered in favor of Orbis, and the court awarded attorney fees and costs to Orbis in the amount of $3.1 million, plus interest and costs.  In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn. Although the range of exposure was $0 - $3.1 million, plus interest, Buckhorn’s responsibility as a co-judgment debtor was not specified. Buckhorn believed it was not responsible for any of the judgment because it was not a party to the Orbis license. Buckhorn has aggressively pursued any and all legal actions both with respect to appealing the judgment, requesting SAS be named solely responsible for payment of the judgment, as well as pursued SAS and SASS B.V. for fraudulently selling an exclusive patent license they could not sell.

In August 2014, SASS B.V. informed Buckhorn that SAS may not have the financial ability to pay the judgment and provided financial statements to Buckhorn indicating SAS was in financial distress and while SASS B.V was financially stable, the award is against SAS, not SASS B.V. Given the uncertainty of SAS’s financial ability to meet the obligation and the entry of the judgment based on joint and several liability, Myers recorded an expense of $3.0 million during the third quarter of 2014 for the entire amount of the unpaid judgment, despite the belief the Company would ultimately be successful in the appeal and suing SAS and SASS B.V.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The United States Court of Appeals for the Federal Circuit reversed the judgment against Buckhorn on July 2, 2015, and found that Buckhorn was not liable to Orbis for any portion of the judgment entered in favor of Orbis. Accordingly, Myers reversed the accrual of $3.0 million during the quarter ended June 30, 2015, which was reflected as a reduction of selling, general and administrative expenses. Orbis has filed a petition for rehearing with the Federal Circuit Court of Appeals, but at this time the judgment remains the sole responsibility of SAS.
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

10. Long-Term Debt and Loan Agreement
Long-term debt consisted of the following:

	June 30,	December 31,
	2015	2014
Loan Agreement	$101,977	$137,109
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	29,000
5.45% Senior Unsecured Notes due 2026	20,000	20,000
	201,977	237,109
Less unamortized deferred financing fees	592	680
	$201,385	$236,429
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
Under the terms of the Loan Agreement, the Company may borrow up to $300 million, reduced for letters of credit issued. As of June 30, 2015, the Company had $193.7 million available under the Loan Agreement. The Company also had $4.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at June 30, 2015. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement. The average interest rate on borrowings under our loan agreements for the three and six months ended June 30, 2015 were 4.61% and 4.58%. The average interest rate on borrowings under our loan agreements for the three and six months ended June 30, 2014 were 4.05% and 4.68%. The average interest rate calculation includes a quarterly facility fee on the used and unused portion.
Long-term debt at June 30, 2015 and December 31, 2014 includes $0.6 million and $0.7 million, respectively, of unamortized deferred financing costs, which are accounted for as debt valuation accounts.

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
Net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$68	$70	$136	$140
Expected return on assets	(83)	(93)	(166)	(185)
Amortization of actuarial net loss	22	11	44	22
Net periodic pension (benefit) cost	$7	$(12)	$14	$(23)
Company contributions	$70	$72	$148	$152

The Company does not anticipate additional contributions to its pension plan in the second half of 2015.

12. Income Taxes
The total amount of gross unrecognized tax benefit that would reduce the Company's effective tax rates at June 30, 2015 and June 30, 2014, was $0.5 million and $1.5 million, respectively. Accrued interest expense included within accrued income taxes in the Company's Condensed Consolidated Statements of Financial Position (Unaudited) was approximately $0.1 million at both June 30, 2015 and December 31, 2014. The June 30, 2015 balance of unrecognized tax benefits includes approximately $0.5 million of unrecognized tax benefits for which it is reasonably possible that they will be recognized within the next twelve months.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of June 30, 2015, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2011. The Company is subject to state and local examinations for tax years of 2010 through 2014. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2009 through 2014.

13. Segment Information

The Company currently manages its business under two reportable operating segments: Material Handling and Distribution. None of the reportable segments include operating segments that have been aggregated. Some of these segments contain individual business components that have been aggregated on the basis of common management, customers, products, production processes and other economic characteristics. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up.

Income before income taxes for each business segment is based on net sales less cost of products sold, and the related selling, general and administrative expenses. In computing business segment operating income, general corporate overhead expenses and interest expenses are not included.

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
Summarized segment detail for the three and six months ended June 30, 2015 and 2014 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2015	2014	2015	2014
Material Handling	$115,774	$103,046	$228,055	$209,723
Distribution	48,592	49,789	92,697	93,672
Inter-company Sales	(31)	(51)	(69)	(126)
	$164,335	$152,784	$320,683	$303,269

	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) From Continuing Operations Before Income Taxes	2015	2014	2015	2014
Material Handling	$20,846	$11,533	$34,253	$24,305
Distribution	4,508	5,053	7,999	8,583
Corporate	(5,612)	(5,300)	(15,794)	(12,719)
Interest expense - net	(2,467)	(1,667)	(5,169)	(3,251)
	$17,275	$9,619	$21,289	$16,918

Identifiable Assets	June 30, 2015	December 31, 2014
Material Handling	$370,769	$370,501
Distribution	64,560	57,523
Corporate	30,985	19,034
Discontinued operations	—	117,775
	$466,314	$564,833

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Comparison of the Second Quarter of 2015 to the Second Quarter of 2014
Net Sales from Continuing Operations:

(dollars in millions)	Quarter Ended June 30,
Segment	2015	2014	Change	% Change
Material Handling	$115.8	$103.0	$12.8	12.4%
Distribution	48.6	49.8	(1.2)	(2.4%)
Inter-company Sales	(0.1)	—	(0.1)	—%
	$164.3	$152.8	$11.5	7.6%

Net sales for the quarter ended June 30, 2015 were $164.3 million, an increase of $11.5 million or 7.6% compared to the same period in the prior year. Net sales increased $28.6 million due to the inclusion of Scepter Corporation and Scepter Manufacturing, LLC (collectively, "Scepter") acquired on July 2, 2014. Net sales were negatively impacted by lower sales volumes of approximately $12.2 million, primarily in our Material Handling Segment, negative pricing of approximately $0.9 million and the effect of unfavorable foreign currency translation of $4.0 million.
Net sales in the Material Handling Segment increased $12.8 million or 12.4% in the second quarter of 2015 compared to the same period in the prior year. Net sales increased $28.6 million due to the addition of Scepter from its acquisition in the third quarter of 2014. Excluding net sales related to Scepter, second quarter 2015 sales volumes for the segment were unfavorable by $10.6 million versus the second quarter of 2014 mainly due to the overall weakness in the agricultural, industrial, recreational vehicle and marine end markets. In addition, net sales for the second quarter of 2015 were impacted by unfavorable pricing of $1.3 million and unfavorable currency translation of $3.9 million.
Net sales in the Distribution Segment decreased $1.2 million or 2.4% in the second quarter of 2015 compared to the same period in the prior year. The decrease in net sales between periods was primarily the result of weaker demand for some of the segment's tire repair and retread products.
Cost of Sales & Gross Profit from Continuing Operations:

(dollars in millions)	Quarter Ended June 30,
	2015	2014
Cost of sales	$113.8	$110.3
Gross profit	$50.6	$42.5
Gross profit as a percentage of net sales	30.8%	27.8%

Gross profit margin increased to 30.8% in the second quarter of 2015 compared to 27.8% in the second quarter of the prior year primarily due to the acquisition of Scepter in July 2014, partially offset by unfavorable pricing and lower volume primarily in our Material Handling Segment and negative mix of products sold across both of our reportable segments.
Selling, General and Administrative Expenses from Continuing Operations:

(dollars in millions)	Quarter Ended June 30,
	2015	2014	Change	% Change
SG&A expenses	$30.8	$31.2	$(0.4)	(1.3%)
SG&A expenses as a percentage of net sales	18.8%	20.5%
Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2015 were $30.8 million, a decrease of $0.4 million or 1.3% compared to the second quarter in the prior year. SG&A increased $6.2 million due to the addition of Scepter expenses in the second quarter of 2015. Excluding the impact of Scepter, SG&A expenses were favorable mainly as a result of the $3.0 million reversal of the legal reserve related to the Orbis litigation as described in Note 9 as well as $0.6 million of transaction costs in the second quarter of 2014 related to the acquisition of Scepter. Most of the remaining decline is due to lower freight and employee compensation costs of approximately $2.0 million in the quarter ended June 30, 2015.

Interest Expense from Continuing Operations:

(dollars in millions)	Quarter Ended June 30,
	2015	2014	Change	% Change
Net interest expense	$2.5	$1.7	$0.8	47.1%
Outstanding borrowings, net of deferred financing costs	$201.4	$137.7	$63.7
Average borrowing rate	4.61%	4.05%
Net interest expense in the second quarter of 2015 was $2.5 million compared to $1.7 million in the second quarter of 2014. The increase in net interest expense is due to the higher average debt balance and an increase in the average borrowing rate during the second quarter of 2015 compared to the same period in the prior year.

Income Taxes from Continuing Operations:

(dollars in millions)	Quarter Ended June 30,
	2015	2014
Income from continuing operations before income taxes	$17.3	$9.6
Income tax expense	$6.4	$3.3
Effective tax rate	36.8%	34.2%

The effective tax rate was 36.8% for the quarter ended June 30, 2015, compared to 34.2% in the prior year's second quarter. The increased effective rate in the second quarter of 2015 versus the same period in 2014 was due to a reduction in foreign incentive tax benefits and domestic production deductions.

Discontinued Operations:

Net sales from discontinued operations decreased $46.4 million for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014 due to the sale of the Lawn and Garden business on February 17, 2015. Discontinued operations are comprised of the Lawn and Garden Segment and WEK Industries, Inc. ("WEK").

Income from discontinued operations, net of income taxes was $0.5 million for the quarter ended June 30, 2015 compared to a loss from discontinued operations, net of taxes of $0.6 million in the prior year quarter.
Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
Net Sales from Continuing Operations:

(dollars in millions)	Six Months Ended June 30,
Segment	2015	2014	Change	% Change
Material Handling	$228.1	$209.7	$18.4	8.7%
Distribution	92.7	93.7	(1.0)	(1.0%)
Inter-company Sales	(0.1)	(0.1)	—	—%
	$320.7	$303.3	$17.4	5.7%

Net sales for the six months ended June 30, 2015 were $320.7 million, an increase of $17.4 million or 5.7% compared to the same period in the prior year. Net sales increased $52.8 million due to the inclusion of Scepter which was acquired on July 2, 2014. The increase in net sales between periods was also impacted by improved pricing of $1.7 million. Net sales were negatively impacted by lower sales volumes of approximately $31.2 million, primarily in our Material Handling Segment, and the effect of unfavorable foreign currency translation of $5.9 million.
Net sales in the Material Handling Segment increased $18.4 million or 8.7% in the first six months of 2015 compared to the same period in the prior year. Net sales increased $52.8 million due to the addition of Scepter, which was acquired in the third quarter of 2014, and favorable pricing of $0.5 million. Excluding net sales related to Scepter, the first six months 2015 sales volumes for the segment were unfavorable by $29.0 million versus the same period in 2014 mainly due to the overall weakness in the agricultural, industrial, recreational vehicle and marine end markets and significant prior year first quarter sales in the food processing market which did not recur in 2015. Net sales for the six months ended June 30, 2015 were also impacted by unfavorable currency translation of $5.9 million.
Net sales in the Distribution Segment decreased $1.0 million or 1.0% in the first six months of 2015 compared to the same period in the prior year. The decrease in net sales between periods was primarily the result of lower current year sales in Canada due to the closure of Canadian branches late in the first quarter of 2014.
Cost of Sales & Gross Profit from Continuing Operations:

(dollars in millions)	Six Months Ended June 30,
	2015	2014
Cost of sales	$224.3	$218.7
Gross profit	$96.3	$84.6
Gross profit as a percentage of net sales	30.0%	27.9%

Gross profit margin increased to 30.0% in the first six months of 2015 compared to 27.9% in the same period of the prior year primarily due to the acquisition of Scepter in July 2014 and slightly favorable pricing, partially offset by lower volume primarily in our Material Handling Segment and negative mix of products sold across both of our reportable segments.
Selling, General and Administrative Expenses from Continuing Operations:

(dollars in millions)	Six Months Ended June 30,
	2015	2014	Change	% Change
SG&A expenses	$69.9	$64.4	$5.5	8.5%
SG&A expenses as a percentage of net sales	21.8%	21.2%
SG&A expenses for the six months ended June 30, 2015 were $69.9 million, an increase of $5.5 million or 8.5% compared to the first six months in the prior year. An increase in SG&A of $11.4 million was due to the inclusion of Scepter expenses during the first six months of 2015. Excluding the impact of Scepter, SG&A expenses were favorable versus the prior year mainly as a result of the $3.0 million reversal of the legal reserve related to the Orbis litigation as described in Note 9 as well as $0.6 million of transaction costs in the first six months of 2014 related to the acquisition of Scepter. In the six months ended June 30, 2015, freight expense, selling costs and employee compensation costs were favorable as compared to the same period in 2014 and were partially offset by legal and professional costs of $1.6 million associated with the Brazilian investigation that was completed in the first quarter of 2015.

Interest Expense from Continuing Operations:

(dollars in millions)	Six Months Ended June 30,
	2015	2014	Change	% Change
Net interest expense	$5.2	$3.3	$1.9	57.6%
Outstanding borrowings, net of deferred financing costs	$201.4	$137.7	$63.7
Average borrowing rate	4.58%	4.68%
Net interest expense for the six months ended June 30, 2015 was $5.2 million compared to $3.3 million during the same period in 2014. The increase in net interest expense is due to the higher average debt balance during the first six months of 2015 compared to the same period in the prior year.

Income Taxes from Continuing Operations:

(dollars in millions)	Six Months Ended June 30,
	2015	2014
Income from continuing operations before income taxes	$21.3	$16.9
Income tax expense	$7.7	$5.8
Effective tax rate	36.4%	34.5%

The effective tax rate was 36.4% for the six months ended June 30, 2015 compared to 34.5% in the same period of the prior year.
The increase in the effective rate for 2015 was due to a reduction in foreign incentive tax credits and domestic production deductions.

Discontinued Operations:

Net sales from discontinued operations decreased $75.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was mainly due to the the sale of the Lawn and Garden business on February 17, 2015. Discontinued operations are comprised of the Lawn and Garden Segment and WEK.

Income from discontinued operations, net of income taxes was $3.1 million for the six months ended June 30, 2015 compared to a loss, net of income taxes of $4.7 million in the same prior year period. The increase in net income during the first six months of 2015 as compared to the loss in the same period of the prior year was primarily driven by restructuring and other related charges incurred by the Lawn and Garden business during the first six months of 2014.

Liquidity and Capital Resources
Cash used for operating activities from continuing operations was $3.0 million for the six months ended June 30, 2015 compared to $6.8 million for the six months ended June 30, 2014. The primary use of cash for operating activities from continuing operations for the six months ended June 30, 2015 and 2014, was $37.8 million and $31.9 million, respectively, for working capital. The decrease in cash used for continuing operations during the six months ended June 30, 2015 was mainly due to improvements in earnings. Depreciation and amortization costs from continuing operations were $18.6 million in the six months ended June 30, 2015, compared to $12.5 million for the six months ended June 30, 2014. The higher depreciation and amortization are attributable to the higher level of assets placed in service over the past several years and assets acquired in connection with the acquisition of Scepter.
Cash provided by investing activities from continuing operations for the six months ended June 30, 2015 was $60.4 million compared to a use of $6.9 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, the Company received approximately $69.8 million in cash proceeds in connection with the sale of the Lawn and Garden business. Capital expenditures related to continuing operations for the six months ended June 30, 2015 were $9.4 million compared to $7.0 million for the same period in the prior year. Full year capital expenditures are expected to be approximately $30 million, the majority of which are expected to be allocated to growth and productivity projects.
For the six months ended June 30, 2015, the Company used cash of $6.6 million to repurchase 370,200 shares of its own stock under a share repurchase plan, compared to $44.4 million to repurchase 2,128,524 shares of its own stock for the six months ended June 30, 2014. The Company used cash of $8.4 million for payment of dividends during the six months ended June 30, 2015 compared to $7.5 million during the six months ended June 30, 2014. The increase was due to an increase in the quarterly dividend per share.
Debt at June 30, 2015 was approximately $201.4 million compared to $236.4 million at December 31, 2014. A portion of the cash proceeds from the sale of the Lawn and Garden business was used to pay down debt.

As of June 30, 2015, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended June 30, 2015 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	7.41
Leverage Ratio	3.25 to 1 (maximum)	2.62

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including strategic initiatives, capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at June 30, 2015, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1.1 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States ("U.S."). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At June 30, 2015, the Company had no foreign currency arrangements or contracts in place.
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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2015 due to the material weaknesses in the Company's internal control over financial reporting as described below.

As more fully described in Item 9A of our Form 10-K for the year ended December 31, 2014, management concluded that there are deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent two material weaknesses in internal control. The first material weakness is over the inventory process and the second, over the financial statement close process, which includes insufficient Segment and Corporate management oversight and monitoring of the controls. Both material weaknesses relate to our Brazilian operations. We are executing an action plan that is strengthening and enhancing existing controls while we are concurrently developing new controls to remediate these deficiencies. We plan to remediate all of the control deficiencies during 2015 and will continuously monitor the effectiveness of the controls over these processes. In that some of these controls have either not been implemented or are still being designed, management has concluded that, as of June 30, 2015 there are material weaknesses in the Company's internal control over financial reporting over the inventory and financial statement close processes at its Brazilian operations.
Changes in Internal Control Over Financial Reporting
We acquired Scepter Corporation and Scepter Manufacturing, LLC (collectively "Scepter") on July 2, 2014 and are currently in the process of integrating Scepter's processes and internal controls.
During the first six months of 2015, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2013, the Company authorized the repurchase of up to an additional five million shares of its common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to five million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase.
The following table presents information regarding the Company’s stock repurchase plan during the three months ended June 30, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum number of Shares that may yet be Purchased Under the Plan
4/1/15 to 4/30/15	—	$—	3,925,486	4,074,514
5/1/15 to 5/31/15	—	$—	3,925,486	4,074,514
6/1/15 to 6/30/15	—	$—	3,925,486	4,074,514

Item 6. Exhibits
(a) Exhibits
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
July 31, 2015	By:	/s/ Greggory W. Branning
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

10(p)
Second Amendment to Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., the foreign subsidiary borrowers, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated May 19, 2015. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on May 26, 2015

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
32
Certifications of John C. Orr, President and Chief Executive Officer, and Greggory W. Branning, Senior Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on July 31, 2015, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the fiscal periods ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended June 30, 2015 and 2014, (v) Condensed Consolidated Statement of Shareholders' Equity for the fiscal period ended June 30, 2015, and (vi) the Notes to Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.
**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.