Form 10-Q
period 2015-09-30
MYERS INDUSTRIES INC
filed 2015-11-06
CIK 69488

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2015
Common Stock, without par value	30,140,159 shares

Part I — Financial Information
Item 1. Financial Statements
Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$141,661	$162,109	$462,344	$465,378
Cost of sales	99,975	122,148	324,320	340,814
Gross profit	41,686	39,961	138,024	124,564
Selling, general and administrative expenses	39,108	42,639	108,987	107,073
Operating income (loss)	2,578	(2,678)	29,037	17,491
Interest expense, net	1,729	2,637	6,899	5,888
Income (loss) from continuing operations before income taxes	849	(5,315)	22,138	11,603
Income tax expense (benefit)	218	(1,697)	7,960	4,131
Income (loss) from continuing operations	631	(3,618)	14,178	7,472
Income (loss) from discontinued operations, net of income taxes	(298)	875	2,813	(3,786)
Net income (loss)	$333	$(2,743)	$16,991	$3,686

Income (loss) per common share from continuing operations:
Basic	$0.02	$(0.11)	$0.46	$0.23
Diluted	$0.02	$(0.11)	$0.45	$0.23
Income (loss) per common share from discontinued operations:
Basic	$(0.01)	$0.02	$0.09	$(0.12)
Diluted	$(0.01)	$0.02	$0.09	$(0.12)
Net income (loss) per common share:
Basic	$0.01	$(0.09)	$0.55	$0.11
Diluted	$0.01	$(0.09)	$0.54	$0.11

Dividends declared per share	$0.14	$0.13	$0.41	$0.39

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$333	$(2,743)	$16,991	$3,686
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,833)	(9,638)	(32,718)	(6,780)
Total other comprehensive income (loss)	(11,833)	(9,638)	(32,718)	(6,780)
Comprehensive income (loss)	$(11,500)	$(12,381)	$(15,727)	$(3,094)

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
(Dollars in thousands)

Assets	September 30, 2015	December 31, 2014

Current Assets
Cash	$5,240	$4,676
Accounts receivable-less allowances of $586 and $782, respectively	88,190	90,664
Inventories
Finished and in-process products	43,068	40,122
Raw materials and supplies	18,126	23,216
	61,194	63,338
Prepaid expenses and other	8,020	6,591
Deferred income taxes	3,304	2,397
Assets held for sale	—	117,775
Total Current Assets	165,948	285,441
Other Assets
Goodwill	58,372	66,639
Intangible assets, net	61,352	72,235
Deferred income taxes	434	545
Note receivable	17,975	—
Other	12,198	3,207
	150,331	142,626
Property, Plant and Equipment, at Cost
Land	7,708	8,405
Buildings and leasehold improvements	58,091	57,537
Machinery and equipment	348,814	335,963
	414,613	401,905
Less allowances for depreciation and amortization	(285,510)	(265,139)
Property, plant and equipment, net	129,103	136,766
Total Assets	$445,382	$564,833

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
(Dollars in thousands, except share data)

Liabilities and Shareholders’ Equity	September 30, 2015	December 31, 2014

Current Liabilities
Accounts payable	$58,317	$77,320
Accrued expenses
Employee compensation	17,623	14,967
Income taxes	—	3,086
Taxes, other than income taxes	1,397	1,940
Accrued interest	1,819	3,207
Liabilities held for sale	—	27,122
Other	17,999	26,172
Total Current Liabilities	97,155	153,814
Long-term debt	214,735	236,429
Other liabilities	12,063	13,738
Deferred income taxes	16,928	14,281
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,149,215 and 31,162,962; after deducting treasury shares of 7,803,242 and 6,604,175, respectively)	18,255	18,855
Additional paid-in capital	205,185	218,394
Accumulated other comprehensive loss	(44,406)	(11,688)
Retained deficit	(74,533)	(78,990)
Total Shareholders' Equity	104,501	146,571
Total Liabilities and Shareholders' Equity	$445,382	$564,833

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulative Other Comprehensive Loss	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2015	$18,855	$218,394	$(11,688)	$(78,990)	$146,571
Net income	—	—	—	16,991	16,991
Issuances under option plans	79	1,361	—	—	1,440
Dividend reinvestment plan	4	109	—	—	113
Restricted stock vested	67	(67)	—	—	—
Restricted stock and stock option grants	11	3,856	—	—	3,867
Tax benefit from options	—	211	—	—	211
Foreign currency translation adjustment	—	—	(32,718)	—	(32,718)
Repurchase of common stock	(749)	(17,864)	—	—	(18,613)
Stock contributions	5	143	—	—	148
Shares withheld for employee taxes on equity awards	(17)	(958)	—	—	(975)
Dividends declared - $.41 per share	—	—	—	(12,534)	(12,534)
Balance at September 30, 2015	$18,255	$205,185	$(44,406)	$(74,533)	$104,501

See notes to unaudited condensed consolidated financial statements.

Myers Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014

Cash Flows from Operating Activities
Net income	$16,991	$3,686
Income (loss) from discontinued operations, net of income taxes	2,813	(3,786)
Income from continuing operations	14,178	7,472
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	19,216	17,749
Amortization	7,854	4,275
Non-cash stock compensation	3,989	2,413
Other	(463)	(150)
Payments on performance based compensation	(1,318)	(1,293)
Accrued interest income on note receivable	(750)	—
Other long-term liabilities	644	1,422
Cash flows used for working capital:
Accounts receivable	(5,603)	(5,584)
Inventories	(271)	(15,446)
Prepaid expenses and other assets	(168)	(8,933)
Accounts payable and accrued expenses	(30,170)	(4,755)
Net cash provided by (used for) operating activities-continuing operations	7,138	(2,830)
Net cash used for operating activities-discontinued operations	(11,330)	(14,054)
Net cash used for operating activities	(4,192)	(16,884)
Cash Flows from Investing Activities
Capital expenditures	(17,669)	(10,860)
Acquisition of business, net of cash acquired	—	(157,811)
Proceeds from sale of property, plant and equipment	145	548
Proceeds from sale of business	69,787	—
Net cash provided by (used for) investing activities - continuing operations	52,263	(168,123)
Net cash provided by (used for) investing activities - discontinued operations	(581)	12,876
Net cash provided by (used for) investing activities	51,682	(155,247)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	89,000
Net borrowing (repayment) on credit facility	(16,157)	143,390
Cash dividends paid	(12,550)	(11,602)
Proceeds from issuance of common stock	1,553	2,524
Tax benefit from options	211	681
Repurchase of common stock	(18,613)	(48,306)
Shares withheld for employee taxes on equity awards	(975)	(1,083)
Deferred financing costs	—	(543)
Net cash provided by (used for) financing activities	(46,531)	174,061
Foreign Exchange Rate Effect on Cash	(395)	(111)
Net increase in cash	564	1,819
Cash at January 1	4,676	6,539
Cash at September 30	$5,240	$8,358
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$9,429	$3,910
Income taxes	$10,036	$10,910

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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2015, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2015.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Simplifying the Accounting for Measurement-Period Adjustments in relation to business combinations. Under existing standards, the measurement-period adjustments are calculated as if they were known at the acquisition date, and are recognized by revising information in prior periods. Under the new standard, measurement-period adjustments continue to be calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined, with no revisions to prior periods relating to the business combination. In addition to the current disclosure requirement explaining the nature and amount of the measurement-period adjustments, additional disclosures will be required to explain the impact on current period income statement line items of adjustments that would have been recognized in prior periods if such period information had been revised. ASU 2015-16 is effective for the Company on December 15, 2015 with early adoption permitted. The Company is currently assessing the impact ASU 2015-16 will have on its financial position and results of operations.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring first-in, first-out and average cost inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. ASU 2015-11 replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact ASU 2015-11 will have on its financial position and results of operations.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-03) - Simplifying the Presentation of Debt Issuance Costs which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. ASU 2015-03 will be adopted no later than the required date of January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company's financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the original issuance, the new standard would have been effective beginning January 1, 2017. In August 2015,

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

the FASB issued ASU 2015-14 which delays the standard effective date by one year. In accordance with this delay, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. Companies can transition to the new standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements as well as the method by which the Company will adopt the new standard.
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
The fair value of debt under the Company’s Loan Agreement approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At September 30, 2015, the fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $105.2 million. At December 31, 2014, the fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $106.8 million.
Revenue Recognition

The Company recognizes revenues from the sale of products, net of estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Loss

The balances in the Company’s accumulated other comprehensive income (loss) ("AOCI") as of September 30, 2015 and September 30, 2014 are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2014	$3,493	$(1,066)	$2,427
Other comprehensive income	54	—	54
Balance at March 31, 2014	3,547	(1,066)	2,481
Other comprehensive income	2,804	—	2,804
Balance at June 30, 2014	6,351	(1,066)	5,285
Other comprehensive loss	(9,638)	—	(9,638)
Balance at September 30, 2014	$(3,287)	$(1,066)	$(4,353)

Balance at January 1, 2015	$(9,825)	$(1,863)	$(11,688)
Other comprehensive loss	(12,519)	—	(12,519)
Amounts reclassified from accumulated other comprehensive income*	(10,491)	—	(10,491)
Net other comprehensive income (loss)	(23,010)	—	(23,010)
Balance at March 31, 2015	(32,835)	(1,863)	(34,698)
Other comprehensive income	2,125	—	2,125
Balance at June 30, 2015	(30,710)	(1,863)	(32,573)
Other comprehensive loss	(11,833)	—	(11,833)
Balance at September 30, 2015	$(42,543)	$(1,863)	$(44,406)
*Cumulative translation adjustment associated with the sale of the Lawn and Garden business was included in the carrying value of assets disposed of.
Cash

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

Out of Period Correction of Immaterial Error

Stock compensation expense for the three months ended September 30, 2015 included an out of period adjustment of $1.1 million ($0.7 million after tax).  The Company concluded this adjustment was not material to its consolidated financial statements for any previously reported interim period within 2015 based on an analysis of quantitative and qualitative factors.

2. Acquisition

On July 2, 2014, CA Acquisition Inc., now known as Scepter Canada Inc. and a wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of substantially all of the assets and assumption of certain liabilities of Scepter Corporation and certain real property of SHI Properties Inc., both located in Scarborough, Ontario, Canada. Contemporaneously with the asset acquisition, Crown US Acquisition Company, now known as Scepter US Holding Company and another wholly-owned subsidiary

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

of Myers Industries, Inc., completed the purchase of all of the issued and outstanding membership interests of Eco One Leasing, LLC and Scepter Manufacturing, LLC, both located in Miami, Oklahoma. Eco One Leasing, LLC was subsequently merged into Scepter Manufacturing, LLC. The total purchase price for these acquisitions (collectively, “Scepter”) was approximately $156.6 million in cash, which includes a final working capital adjustment of approximately $1.2 million in the fourth quarter of 2014. The acquisition of Scepter was funded from net proceeds from additional borrowings of approximately $134.1 million under the Fourth Amended and Restated Loan Agreement and cash on hand of $22.5 million.
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
The Company accounted for the acquisition of Scepter using the acquisition method of accounting, which requires among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As of June 30, 2015, the purchase price allocation was complete. Adjustments to the purchase price allocation during 2015 were not material.
Scepter's assets and liabilities were recorded at fair value as of the date of acquisition using primarily level 3 fair value inputs. The purchase consideration, related final allocations, and resulting excess over fair value of net assets acquired are as follows:

Assets acquired:
Current assets	$34,572
Property, plant and equipment	44,613
Intangible assets	66,500
Assets acquired	$145,685

Liabilities assumed:
Current liabilities	$8,577
Total liabilities assumed	8,577

Goodwill	19,512
Total consideration	$156,620
Goodwill is calculated as the excess of the consideration transferred over the assets acquired and liabilities assumed and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company expects that approximately $13.5 million of goodwill recognized for the acquisition will be deductible for tax purposes in Canada.

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

The following unaudited pro forma information presents a summary of the consolidated results of operations for the Company as if the acquisition of Scepter had occurred on January 1, 2014:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2014	September 30, 2014
Net sales	$162,109	$516,744

Net income from continuing operations	$357	$10,291

Net income per share from continuing operations:
Basic	$0.01	$0.32
Diluted	$0.01	$0.31
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

During the second quarter of 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on its core growth platforms. The Lawn and Garden business served the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The business was sold February 17, 2015 to an entity controlled by Wingate

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Partners V, L.P., a private equity firm, for $110.0 million, subject to a working capital adjustment. The sale of the Lawn & Garden business included manufacturing facilities and offices located in: Twinsburg, Ohio; Middlefield, Ohio; Elyria, Ohio; Sparks, Nevada; Sebring, Florida; Brantford, Ontario and Burlington, Ontario. The terms of the agreement include a $90.0 million cash payment, promissory notes totaling $20.0 million that carry a five year maturity, a 6% interest rate and amounts placed in escrow. The fair market value of the notes receivable at February 17, 2015 was $18.0 million and is included in Notes Receivable in the accompanying Condensed Consolidated Statements of Financial Position, in which the carrying value represents the fair value plus accretion as of September 30, 2015. The fair value of the notes receivable was calculated using level 2 inputs as defined in Note 1. A gain on the sale of the Lawn and Garden business of $3.8 million, net of tax, was recognized during the first nine months of 2015 and is included in income (loss) from discontinued operations in the accompanying statement of income.

Since the second quarter of 2014 and until the business was sold on February 17, 2015, the Lawn and Garden business met the held-for-sale criteria under the requirements of ASC 360. Accordingly, at December 31, 2014, the Company classified and accounted for the assets and liabilities of the Lawn and Garden business as held for sale in the accompanying Consolidated Statements of Financial Position and the operating results of Lawn and Garden and WEK for periods prior to the sale, net of tax, as discontinued operations in the accompanying Consolidated Statements of Income. In addition, the Company performed a fair value assessment of the Lawn and Garden business. The fair value, determined as sales price less cost to sell the business, was less than its carrying value at December 31, 2014, resulting in an $18.9 million impairment charge reported as discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2014.
Summarized selected financial information for the Lawn and Garden Segment and WEK for the three and nine months ended September 30, 2015 and 2014, are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015*	2014**
Net sales	$—	$44,957	$29,335	$149,634
Income (loss) from discontinued operations before income taxes	$(251)	$758	$(1,214)	$(9,908)
Income tax expense (benefit)	47	(117)	(262)	(3,694)
Income (loss) from discontinued operations	(298)	875	(952)	(6,214)
Gain on sale of discontinued operations, inclusive of tax benefit of ($2,206) for the nine months ended September 30, 2015 and tax provision of $1,295 for the nine months ended September 30, 2014	—	—	3,765	2,428
Income (loss) from discontinued operations, net of income taxes	$(298)	$875	$2,813	$(3,786)

* Includes Lawn and Garden operating results through February 17, 2015.
** Includes WEK operating results through June 20, 2014.

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

The assets and liabilities of discontinued operations are stated separately as of December 31, 2014, in the Condensed Consolidated Statements of Financial Position and are comprised of the following items:

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

*Impairment includes cumulative translation credit adjustment associated with the Lawn and Garden business.

The Lawn and Garden Segment restructuring plan, announced in July 2013, detailed the closure of two manufacturing plants: one in Brantford, Ontario and the second in Waco, Texas. The restructuring actions included closure, relocation and employee related costs. Through September 30, 2014, the Lawn and Garden Segment had incurred approximately $14.0 million of severance charges and personnel costs under its restructuring plans. Restructuring actions under the plan were completed as of September 30, 2014.

4. Accounts Receivable Factoring

The Company's wholly-owned subsidiaries Plasticos Novel Do Nordeste S.A. and Plasticos Novel Do Parana S.A. (collectively, "Novel") entered into a factoring agreement to sell, without recourse, certain of their Brazilian real-based trade accounts receivables to an unrelated third party financial institution as part of its working capital management. The sale of these receivables accelerated the collection of cash and reduced credit exposure. Under the terms of the factoring agreement, the Company retains no rights or interest and has no obligations with respect to the sold receivables. As such, the factoring of trade receivables under this agreement is accounted for as a sale. The Company accounts for its trade receivable factoring program as required under ASC 860, Transfers and Servicing. During the quarter ended September 30, 2015, $3.9 million of trade accounts receivables had been sold under the terms of the factoring agreement for cash proceeds of $3.7 million. During the quarter ended September 30, 2014, $8.1 million of trade accounts receivables had been sold under the terms of the factoring agreement for cash proceeds of $7.9 million. The receivables sold pursuant to the factoring agreement have been recorded as a reduction of trade accounts receivable and as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows (Unaudited). The Company pays an administrative fee based on the dollar value of the receivables sold. Administrative fees related to the program for both periods ended September 30, 2015 and September 30, 2014 were approximately $0.2 million and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Unaudited).

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

5. Inventories
Inventories are stated at the lower of cost or market. Approximately forty percent of the Company’s inventories use the last-in, first-out ("LIFO") method of determining cost. All other inventories are valued at the first-in, first-out ("FIFO") method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of September 30, 2015.

6. Other Accrued Expenses

Other accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
Deposits and amounts due to customers	$2,836	$10,591
Dividends payable	4,250	4,267
Accrued legal and professional fees	679	3,458
Other accrued expenses	10,234	7,856
	$17,999	$26,172

7. Goodwill and Intangible Assets
The change in goodwill for the nine months ended September 30, 2015 was as follows:

Segment	Balance at December 31, 2014	Measurement Period Adjustments	Foreign Currency Translation	Balance at September 30, 2015
Material Handling	$66,134	$(300)	$(7,967)	$57,867
Distribution	505	—	—	505
	$66,639	$(300)	$(7,967)	$58,372
Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite lived trade names which had a carrying value of $10.8 million and $11.3 million at September 30, 2015 and December 31, 2014, respectively.

8. Net Income (Loss) Per Common Share
Net income (loss) per common share, as shown on the Condensed Consolidated Statements of Income (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding
Basic	30,674,604	31,641,680	30,873,594	32,510,415
Dilutive effect of stock options and restricted stock	275,968	—	339,488	488,967
Weighted average common shares outstanding diluted	30,950,572	31,641,680	31,213,082	32,999,382

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

Options to purchase 463,200 shares of common stock that were outstanding for both the three and nine month periods ended September 30, 2015 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. There were 435,559 dilutive common shares excluded from the computation of loss per common share for the three months ended September 30, 2014 due to the Company's net loss for the period. Options to purchase 198,500 shares of common stock that were outstanding for the nine month period ended September 30, 2014 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

9. Stock Compensation
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
The Company recorded stock compensation expense of approximately $2.4 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively. The Company recorded stock compensation expense of approximately $4.0 million and $2.4 million for the nine month periods ended September 30, 2015 and 2014, respectively. These expenses are included in SG&A expenses in the accompanying Condensed Consolidated Statements of Income (Unaudited). Total unrecognized compensation cost related to non-vested share based compensation arrangements at September 30, 2015 was approximately $3.0 million which will be recognized over the next three years, as such compensation is earned.
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

Model
Risk free interest rate	2.10%
Expected dividend yield	2.90%
Expected life of award (years)	8.0
Expected volatility	50.00%
Fair value per option share	$6.03

The following table provides a summary of stock option activity for the period ended September 30, 2015:

	Shares	Average Exercise Price	Weighted Average Life
Outstanding at January 1, 2015	1,512,756	$13.24
Options granted	208,200	18.67
Options exercised	(96,161)	12.53
Canceled or forfeited	(71,567)	17.30
Outstanding at September 30, 2015	1,553,228	$13.83	5.49 years
Exercisable at September 30, 2015	1,179,025	$12.32	4.25 years

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. There were no stock options exercised during the three months ended September 30, 2015. The total intrinsic value of all stock options exercised during the three months ended September 30, 2014 were approximately $0.2 million. The total

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

intrinsic value of all stock options exercised during the nine months ended September 30, 2015 and 2014 was approximately $0.6 million and $1.6 million, respectively.
In March 2015, 93,500 Restricted Stock Unit ("RSU") Awards were granted with a three year vesting period. The RSUs had a grant date fair value of $18.69 per share, which was the closing price of the common stock on the date of grant.
The following table provides a summary of combined RSU and restricted stock activity for the period ended September 30, 2015:

	Awards	Average Grant-Date Fair Value
Unvested at January 1, 2015	236,196
Granted	93,500	$18.69
Vested	(138,902)	15.54
Canceled or forfeited	(22,798)	18.63
Unvested at September 30, 2015	167,996	$18.61
Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At September 30, 2015, restricted stock awards had vesting periods up through March 2018.

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

In September 2015, a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) received a notice letter and related documents from EPA (the ”Notice Letter”) formally informing Buckhorn that it considers it to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site. As a result of this Notice Letter, Buckhorn and the Company expect to engage in negotiations with EPA with respect to a draft Administrative Order proposed by EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) for the site to determine the extent of remediation necessary and the screening of alternatives. The Company recognized an expense of $1.9 million, on an undiscounted basis, in 2011 related to performing a RI/FS. Payments of approximately $0.9 million have been made and charged against the reserve classified in Other Liabilities on the Consolidated Statements of Financial Position as of September 30, 2015. As negotiations with the EPA proceed with respect to the RI/FS, it is possible that adjustments to the reserved expense will be necessary to reflect new information. As part of the Notice Letter, EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mercury Mine site since 1993.  These costs include approximately $0.5 million for an interim removal project at the New Idria Mercury Mine site completed by the EPA in November 2011. It is expected this removal action will be part of the final remediation strategy for the site. The Company currently expects to challenge EPA's past cost claims. The Company reserved an additional $1.3 million in the three months ended September 30, 2015 in Other Liabilities related to the EPA claim, which brings the total accrued balance related to this matter to $2.3 million at September 30, 2015. Estimates of the Company’s liability are based on current facts, laws,

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the negotiations with EPA, the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact the final remediation strategy has not yet been determined.

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

In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn.  Buckhorn believed it was not responsible for any of the judgment because it was not a party to the Orbis license. Despite this belief, the Company recorded expense of $3.0 million during the third quarter of 2014 for the entire amount of the unpaid judgement. The United States Court of Appeals for the Federal Circuit reversed the judgment against Buckhorn on July 2, 2015, and found that Buckhorn was not liable to Orbis for any portion of the judgment entered in favor of Orbis. Accordingly, Myers reversed the accrual of $3.0 million during the quarter ended June 30, 2015, which was reflected as a reduction of selling, general and administrative expenses. During the third quarter of 2015, the Federal Circuit Court of Appeals rejected Orbis' petition for rehearing and rehearing en banc.  All opportunities for Orbis to appeal have expired.  The United States District Court for the Southern District of Ohio has now released Buckhorn’s appellate bond.  Buckhorn is also pursuing legal action against SAS and SASS B.V. for fraudulently selling an exclusive patent license they could not sell and related claims.  That case is now pending in United States District Court for the Southern District of New York.  In August 2014, SASS B.V. informed Buckhorn that SAS may not have the financial ability to pay any judgment against it and provided financial statements to Buckhorn indicating SAS was in financial distress while SASS B.V. was financially stable. Given the uncertainty of SAS’s financial status, it is not known at this time what the likelihood of recovering from SAS (or SASS B.V.) would be in the event that there is a favorable outcome for Buckhorn in the New York court.
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

Myers Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(Dollar amounts in thousands, except where otherwise indicated)

11. Long-Term Debt and Loan Agreement
Long-term debt consisted of the following:

	September 30,	December 31,
	2015	2014
Loan Agreement	$115,284	$137,109
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	29,000
5.45% Senior Unsecured Notes due 2026	20,000	20,000
	215,284	237,109
Less unamortized deferred financing fees	549	680
	$214,735	$236,429
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
Under the terms of the Loan Agreement, the Company may borrow up to $300 million, reduced for letters of credit issued. As of September 30, 2015, the Company had $180.4 million available under the Loan Agreement. The Company also had $4.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at September 30, 2015. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement. The average interest rate on borrowings under our loan agreements for the three and nine months ended September 30, 2015 were 4.74% and 4.63%. The average interest rate on borrowings under our loan agreements for the three and nine months ended September 30, 2014 were 3.55% and 4.10%. The average interest rate calculation includes a quarterly facility fee on the used and unused portion.
Long-term debt at September 30, 2015 and December 31, 2014 includes $0.5 million and $0.7 million, respectively, of unamortized deferred financing costs, which are accounted for as debt valuation accounts.

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
Net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$68	$70	$204	$210
Expected return on assets	(83)	(93)	(248)	(278)
Amortization of actuarial net loss	22	11	66	34
Net periodic pension (benefit) cost	$7	$(12)	$22	$(34)
Company contributions	$—	$84	$148	$237

The Company does not anticipate additional contributions to its pension plan in the fourth quarter of 2015.

13. Income Taxes
The total amount of gross unrecognized tax benefit that would reduce the Company's effective tax rates at September 30, 2015 and September 30, 2014, was $0.2 million and $0.7 million, respectively. Accrued interest expense included within accrued income taxes in the Company's Condensed Consolidated Statements of Financial Position (Unaudited) was less than $0.1 million at both September 30, 2015 and December 31, 2014. The September 30, 2015 balance of unrecognized tax benefits includes approximately $0.2 million of unrecognized tax benefits for which it is reasonably possible that they will be recognized within the next twelve months.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of September 30, 2015, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2012. The Company is subject to state and local examinations for tax years of 2011 through 2014. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2010 through 2014.

14. Segment Information

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

Income (loss) before income taxes for each business segment is based on net sales less cost of sales, and the related selling, general and administrative expenses. In computing business segment operating income, general corporate overhead expenses and interest expenses are not included.

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
Summarized segment detail for the three and nine months ended September 30, 2015 and 2014 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2015	2014	2015	2014
Material Handling	$92,479	$112,277	$320,534	$322,000
Distribution	49,212	49,908	141,909	143,580
Inter-company Sales	(30)	(76)	(99)	(202)
	$141,661	$162,109	$462,344	$465,378

	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) Before Income Taxes	2015	2014	2015	2014
Material Handling	$7,369	$(426)	$41,622	$23,879
Distribution	5,558	4,133	13,557	12,716
Corporate	(10,349)	(6,385)	(26,142)	(19,104)
Interest expense - net	(1,729)	(2,637)	(6,899)	(5,888)
	$849	$(5,315)	$22,138	$11,603

Identifiable Assets	September 30, 2015	December 31, 2014
Material Handling	$343,300	$370,501
Distribution	66,033	57,523
Corporate	36,049	19,034
Discontinued operations	—	117,775
	$445,382	$564,833

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Comparison of the Third Quarter of 2015 to the Third Quarter of 2014
Net Sales from Continuing Operations:

(dollars in millions)	Quarter Ended September 30,
Segment	2015	2014	Change	% Change
Material Handling	$92.5	$112.3	$(19.8)	(17.6%)
Distribution	49.2	49.9	(0.7)	(1.4%)
Inter-company Sales	—	(0.1)	0.1	—%
	$141.7	$162.1	$(20.4)	(12.6%)

Net sales for the quarter ended September 30, 2015 were $141.7 million, a decrease of $20.4 million or 12.6% compared to the same period in the prior year. Net sales decreased due to lower sales volumes of approximately $11.9 million, primarily in our Material Handling Segment, negative pricing of approximately $0.9 million and the effect of unfavorable foreign currency translation of $7.6 million.
Net sales in the Material Handling Segment decreased $19.8 million or 17.6% in the third quarter of 2015 compared to the same period in the prior year. Third quarter 2015 sales volumes for the segment were unfavorable by $11.0 million mainly due to the overall weakness in the agricultural end market. In addition, net sales for the third quarter of 2015 were impacted by unfavorable pricing of $1.2 million and unfavorable foreign currency translation of $7.6 million.
Net sales in the Distribution Segment decreased $0.7 million or 1.4% in the third quarter of 2015 compared to the same period in the prior year. The decrease in net sales between periods was primarily the result of weaker demand in certain geographical end markets which is partially attributable to the stronger U.S. dollar.
Cost of Sales & Gross Profit from Continuing Operations:

(dollars in millions)	Quarter Ended September 30,
	2015	2014
Cost of sales	$100.0	$122.1
Gross profit	$41.7	$40.0
Gross profit as a percentage of net sales	29.4%	24.7%

Gross profit margin increased to 29.4% in the third quarter of 2015 compared to 24.7% in the third quarter of the prior year primarily due to reduced operating costs as a result of lower raw material costs and continued cost saving initiatives, partially offset by lower volume, unfavorable pricing and negative mix.
Selling, General and Administrative Expenses from Continuing Operations:

(dollars in millions)	Quarter Ended September 30,
	2015	2014	Change	% Change
SG&A expenses	$39.1	$42.6	$(3.5)	(8.2%)
SG&A expenses as a percentage of net sales	27.6%	26.3%
Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2015 were $39.1 million, a decrease of $3.5 million or 8.2% compared to the third quarter in the prior year. The SG&A decline was primarily due to $3.0 million of transaction costs in the third quarter of 2014 related to the acquisition of Scepter, $3.0 million related to the 2014 Orbis accrual described in Note 10, and foreign currency translation of approximately $1.7 million. These reductions were partially offset by $1.6 million of incremental stock compensation expenses, a $1.3 million charge for environmental reserves described in Note 10, and higher advertising, marketing and professional expenses.

Interest Expense, Net from Continuing Operations:

(dollars in millions)	Quarter Ended September 30,
	2015	2014	Change	% Change
Net interest expense	$1.7	$2.6	$(0.9)	(34.6)%
Outstanding borrowings, net of deferred financing costs	$214.7	$276.9	$(62.2)
Average borrowing rate	4.74%	3.55%
Net interest expense in the third quarter of 2015 was $1.7 million compared to $2.6 million in the third quarter of 2014. The decrease in net interest expense is due to the lower average debt balance during the third quarter of 2015 compared to the same period in the prior year, as well as interest income on the note receivable from the sale of the Lawn and Garden business described in Note 3.

Income Taxes from Continuing Operations:

(dollars in millions)	Quarter Ended September 30,
	2015	2014
Income from continuing operations before income taxes	$0.8	$(5.3)
Income tax expense	$0.2	$(1.7)
Effective tax rate	25.7%	31.9%

The effective tax rate was 25.7% for the quarter ended September 30, 2015, compared to 31.9% in the prior year's third quarter.

Discontinued Operations:

Net sales from discontinued operations decreased $45.0 million for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014 due to the sale of the Lawn and Garden business on February 17, 2015. Discontinued operations are comprised of the Lawn and Garden Segment and WEK Industries, Inc. ("WEK").

The loss from discontinued operations, net of income taxes was $0.3 million for the quarter ended September 30, 2015 compared to income from discontinued operations, net of taxes of $0.9 million in the prior year quarter.
Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
Net Sales from Continuing Operations:

(dollars in millions)	Nine Months Ended September 30,
Segment	2015	2014	Change	% Change
Material Handling	$320.5	$322.0	$(1.5)	(0.5%)
Distribution	141.9	143.6	(1.7)	(1.2%)
Inter-company Sales	(0.1)	(0.2)	0.1	50.0%
	$462.3	$465.4	$(3.1)	(0.7%)

Net sales for the nine months ended September 30, 2015 were $462.3 million, a decrease of $3.1 million or 0.7% compared to the same period in the prior year. Net sales increased $52.8 million due to the inclusion of Scepter which was acquired on July 2, 2014. Excluding Scepter, net sales were negatively impacted by lower sales volumes of approximately $41.9 million, primarily in our Material Handling Segment, and the effect of unfavorable foreign currency translation of $13.3 million.
Net sales in the Material Handling Segment decreased $1.5 million or 0.5% in the first nine months of 2015 compared to the same period in the prior year. Net sales increased $52.8 million due to the addition of Scepter, which was acquired in the third quarter of 2014. Excluding net sales related to Scepter, the first nine months 2015 sales volumes for the segment were unfavorable by $38.8 million versus the same period in 2014, mainly due to the overall weakness in the agricultural end market. Net sales for the nine months ended September 30, 2015 were also impacted by unfavorable foreign currency translation of $13.3 million and unfavorable pricing of $2.2 million.

Net sales in the Distribution Segment decreased $1.7 million or 1.2% in the first nine months of 2015 compared to the same period in the prior year. The decrease in net sales between periods was primarily the result of lower current year sales in Canada due to the closure of Canadian branches late in the first quarter of 2014, combined with weakened demand in certain geographical markets which is partially attributable to the stronger U.S. dollar.
Cost of Sales & Gross Profit from Continuing Operations:

(dollars in millions)	Nine Months Ended September 30,
	2015	2014
Cost of sales	$324.3	$340.8
Gross profit	$138.0	$124.6
Gross profit as a percentage of net sales	29.9%	26.8%

Gross profit margin increased to 29.9% in the first nine months of 2015 compared to 26.8% in the same period of the prior year primarily due to the acquisition of Scepter in July 2014 and lower raw material costs, partially offset by lower volume primarily in our Material Handling Segment and negative mix of products sold across both of our reportable segments.
Selling, General and Administrative Expenses from Continuing Operations:

(dollars in millions)	Nine Months Ended September 30,
	2015	2014	Change	% Change
SG&A expenses	$109.0	$107.1	$1.9	1.8%
SG&A expenses as a percentage of net sales	23.6%	23.0%
SG&A expenses for the nine months ended September 30, 2015 were $109.0 million, an increase of $1.9 million or 1.8% compared to the first nine months in the prior year. An increase in SG&A of $11.4 million was due to the inclusion of Scepter expenses during the first six months of 2015. Excluding the impact of Scepter, SG&A expenses were favorable by $6.0 million versus the prior year due to the reversal of the prior year legal accrual related to the Orbis litigation as described in Note 10, $3.6 million of transaction costs in the first nine months of 2014 related to the acquisition of Scepter, and $2.5 million from foreign currency translation. These reductions were partially offset by an increase in legal and professional costs of $1.6 million associated with the Brazilian investigation that was completed in the first quarter of 2015, $1.6 million of incremental stock compensation expenses and a $1.3 million charge for environmental reserves described in Note 10.

Interest Expense, Net from Continuing Operations:

(dollars in millions)	Nine Months Ended September 30,
	2015	2014	Change	% Change
Net interest expense	$6.9	$5.9	$1.0	16.9%
Outstanding borrowings, net of deferred financing costs	$214.7	$276.9	$(62.2)
Average borrowing rate	4.63%	4.10%
Net interest expense for the nine months ended September 30, 2015 was $6.9 million compared to $5.9 million during the same period in 2014. The increase in net interest expense is due to an increase in average borrowings and average borrowing rate during the first nine months of 2015 compared to the same period in the prior year, partially offset by interest income on the note receivable from the sale of the Lawn and Garden business described in Note 3.

Income Taxes from Continuing Operations:

(dollars in millions)	Nine Months Ended September 30,
	2015	2014
Income from continuing operations before income taxes	$22.1	$11.6
Income tax expense	$8.0	$4.1
Effective tax rate	36.0%	35.6%

The effective tax rate was 36.0% for the nine months ended September 30, 2015 compared to 35.6% in the same period of the prior year.

Discontinued Operations:

Net sales from discontinued operations decreased $120.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was mainly due to the the sale of the Lawn and Garden business on February 17, 2015. Discontinued operations are comprised of the Lawn and Garden Segment and WEK.

Income from discontinued operations, net of income taxes was $2.8 million for the nine months ended September 30, 2015 compared to a loss, net of income taxes of $3.8 million in the same prior year period. The increase in net income during the first nine months of 2015 as compared to the loss in the same period of the prior year was primarily driven by restructuring and other related charges incurred by the Lawn and Garden business during the first nine months of 2014.

Liquidity and Capital Resources
Cash provided by operating activities from continuing operations was $7.1 million for the nine months ended September 30, 2015 compared to a use of $2.8 million for the nine months ended September 30, 2014. The primary use of cash for operating activities from continuing operations for the nine months ended September 30, 2015 and 2014, was $36.2 million and $34.7 million, respectively, for working capital. The improvement in cash provided by continuing operations during the nine months ended September 30, 2015 was mainly due to improvements in earnings. Depreciation and amortization costs from continuing operations were $27.1 million in the nine months ended September 30, 2015, compared to $22.0 million for the nine months ended September 30, 2014. The higher depreciation and amortization are attributable to the higher level of assets placed in service over the past several years and assets acquired in connection with the acquisition of Scepter.
Cash provided by investing activities from continuing operations for the nine months ended September 30, 2015 was $52.3 million compared to a use of $168.1 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company received approximately $69.8 million in cash proceeds in connection with the sale of the Lawn and Garden business. The Company paid approximately $157.8 million in connection with the acquisition of Scepter during the nine months ended September 30, 2014. Capital expenditures related to continuing operations for the nine months ended September 30, 2015 were $17.7 million compared to $10.9 million for the same period in the prior year. Full year capital expenditures are expected to be approximately $25-30 million, the majority of which are expected to be allocated to growth and productivity projects.
For the nine months ended September 30, 2015, the Company used cash of $18.6 million to repurchase 1,218,786 shares of its own stock under a share repurchase plan, compared to $48.3 million to repurchase 2,332,506 shares of its own stock for the nine months ended September 30, 2014. The Company used cash of $12.6 million for payment of dividends during the nine months ended September 30, 2015 compared to $11.6 million during the nine months ended September 30, 2014. The increase was due to an increase in the quarterly dividend per share.
Debt at September 30, 2015 was approximately $214.7 million compared to $236.4 million at December 31, 2014. A portion of the cash proceeds from the sale of the Lawn and Garden business was used to pay down debt.

As of September 30, 2015, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended September 30, 2015 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	7.52
Leverage Ratio	3.25 to 1 (maximum)	2.77

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including strategic initiatives, capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at September 30, 2015, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1.1 million annually.
Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States ("U.S."). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $5 to $10 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under FASB Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At September 30, 2015, the Company had no foreign currency arrangements or contracts in place.
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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2015 due to the material weaknesses in the Company's internal control over financial reporting as described below.
As more fully described in Item 9A of our Form 10-K for the year ended December 31, 2014, management concluded that there are deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent two material weaknesses in internal control. The first material weakness is over the inventory process and the second, over the financial statement close process, which includes insufficient Segment and Corporate management oversight and monitoring of the controls. Both material weaknesses relate to our Brazilian operations. We are executing an action plan that is strengthening and enhancing existing controls while we are concurrently developing new controls to remediate these deficiencies. We plan to remediate all of the control deficiencies during 2015 and will continuously monitor the effectiveness of the controls over these processes. In that some of these controls have either not been implemented or are still being designed, management has concluded that, as of September 30, 2015 there are material weaknesses in the Company's internal control over financial reporting over the inventory and financial statement close processes at its Brazilian operations.
Changes in Internal Control Over Financial Reporting
We acquired Scepter Corporation and Scepter Manufacturing, LLC (collectively "Scepter") on July 2, 2014 and are currently in the process of integrating Scepter's processes and internal controls.
During the first nine months of 2015, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents information regarding the Company’s stock repurchase plan during the three months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum number of Shares that may yet be Purchased Under the Plan
7/1/15 to 7/31/15	23,782	$15.37	3,949,268	4,050,732
8/1/15 to 8/31/15	452,034	$14.68	4,401,302	3,598,698
9/1/15 to 9/30/15	372,770	$13.50	4,774,072	3,225,928

Item 6. Exhibits
(a) Exhibits
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
November 6, 2015	By:	/s/ Greggory W. Branning
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
10(f)
Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan, effective August 12, 2015. Reference is made to the Exhibit 10.1 to Form 8-K filed with the Commission on August 12, 2015.*

10(g)
Amended and Restated Severance Agreement between Myers Industries, Inc. and John C. Orr effective March 16, 2015. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2015.*

10(h)
Non-Disclosure and Non-Competition Agreement between Myers Industries, Inc. and John C. Orr dated July 18, 2000. Reference is made to Exhibit 10(j) to Form 10-Q filed with the Commission on May 6, 2003.*

10(i)
Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2008. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on June 24, 2008.*

10(j)	Severance Agreement between Myers Industries, Inc. and Gregg Branning dated September 1, 2012. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on September 4, 2012.*
10(k)
Third Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2011. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 7, 2011.*

10(l)
First Amendment to the Note Purchase Agreement between Myers Industries, Inc. and the Note Purchasers, regarding the issuance of $40,000,000 of 4.67% Series A Senior Notes due January 15, 2021, $11,000,000 of 5.25% Series B Senior Notes due January 15, 2024, $29,000,000 of 5.30% Series C Senior Notes due January 15, 2024, and $20,000,000 of 5.45% Series D Senior Notes due January 15, 2026, dated July 21, 2015. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on July 23, 2015.

10(m)
Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and Gregg Branning dated September 1, 2012. Reference is made to Exhibit 10(s) to Form 10-Q filed with the Commission on May 1, 2013.*

10(n)	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
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

10(p)
Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., MYE Canada Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated December 13, 2013. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 17, 2013.

10(q)
First Amendment to Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., the foreign subsidiary borrowers, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated May 30, 2014. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 4, 2014.

10(r)	Amended and Restated 2008 Incentive Stock Plan of the Company, effective as of March 5, 2015. Reference is made to the Exhibit 10.1 to Form 8-K filed with the Commission on March 5, 2015.*
10(s)
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

101
The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 6, 2015, formatted in XBRL includes: (i) Condensed Consolidated Statements of Financial Position at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the fiscal periods ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended September 30, 2015 and 2014, (v) Condensed Consolidated Statement of Shareholders' Equity for the fiscal period ended September 30, 2015, and (vi) the Notes to Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.
**
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.