Form 10-K
period 2015-12-31
MYERS INDUSTRIES INC
filed 2016-03-14
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2015

COMMISSION FILE NUMBER 001-08524

MYERS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-0778636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1293 S. MAIN STREET, AKRON, OHIO (Address of Principal Executive Offices)	44301 (Zip Code)	(330) 253-5592 (Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act:	Name of Each Exchange On which registered:
Common Stock, Without Par Value (Title of Class)	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2015: $588,922,537

Indicate the number of shares outstanding of registrant’s common stock as of February 29, 2016: 29,546,342 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	Business
(a)	General Development of Business

Myers Industries, Inc. (the “Company”) was founded in Akron, Ohio, in 1933. The terms “Myers Industries,” “Company,” “we,” “us,” or “our” wherever used herein refer to the Company, unless the context indicates to the contrary. Since then, the Company has grown from a small storefront distributing tire service supplies into an international manufacturing and distribution enterprise. In 1971, the Company went public, and the stock is traded on the New York Stock Exchange under the ticker symbol MYE.

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

As of December 31, 2015, the Company operated 15 manufacturing facilities, 19 sales offices, four distribution centers and three distribution branches located throughout North, Central and South America; had approximately 15,500 manufactured products and over 12,500 distributed products; and had approximately 2,360 employees.

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

•	Investing in new technologies and processes to reinforce customer dedication and market strength across our key business segments;
•	Succession plans through our management teams at all levels in the Company, ensuring the right people are in the right positions to grow for organizational development; and
•	Selective acquisitions as opportunities arise to enhance our leadership in key markets and add to shareholder value.

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

The Company conducts its business activities in two distinct business segments, Material Handling and Distribution, consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions.

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

In our Material Handling Segment, we design, manufacture, and market a variety of plastic and metal products. These range from plastic reusable material handling containers and small parts storage bins to plastic RV tanks and parts, marine tanks and parts, portable plastic fuel tanks and water containers, portable marine fuel containers, ammunition containers, storage totes, shipping containers, beverage crates and metal carts and cabinets.

The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and undervehicle service on passenger, heavy truck and off-road vehicles and the manufacturing of tire repair materials and custom rubber products.

Information regarding the revenues of each segment classified as continuing operations is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

The following table summarizes the key attributes of our business segments for the year ended December 31, 2015:

Material Handling Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$414	•	Plastic Reusable Containers &	•	Akro-Mils™	•	Product Design	•	Agriculture
69%		Pallets	•	Jamco Products	•	Prototyping	•	Automotive
	•	Plastic Storage &	•	Buckhorn®	•	Product Testing	•	Commercial
		Organizational Products	•	Novel do Nordeste S.A.	•	Material Formulation	•	Food Processing
	•	Plastic Carts	•	Myers do Brasil™	•	Injection Molding	•	Food Distribution
	•	Metal Carts	•	Ameri-Kart®	•	Structural Foam Molding	•	Healthcare
	•	Metal Cabinets	•	Scepter	•	Metal Forming	•	Industrial
	•	Wooden Dollies			•	Stainless Steel Forming	•	Manufacturing
	•	Custom Products			•	Wood Fabrication	•	Retail Distribution
					•	Powder Coating	•	Wholesale Distribution
					•	Material Regrind & Recycling	•	Consumer
					•	Plastic Blow Molding	•	Recreational Vehicle
					•	Plastic Rotational Molding	•	Marine
					•	Thermoforming	•	Military
					•	Infrared Welding	•	Food & Beverage
							•	Custom

Distribution Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$188	•	Tire Valves & Accessories	•	Myers Tire Supply®	•	Broad Sales Coverage	•	Retail Tire Dealers
31%	•	Tire Changing &	•	Myers Tire Supply	•	Local Sales	•	Truck Tire Dealers
		Balancing Equipment		International™	•	Four Strategically Placed	•	Auto Dealers
	•	Lifts & Alignment Equipment	•	Patch Rubber Company®		Distribution Centers	•	Commercial Auto & Truck
	•	Service Equipment	•	Elrick	•	International Distribution		Fleets
	•	Hand Tools	•	Fleetline	•	Personalized Service	•	General Repair & Services
	•	Tire Repair & Retread	•	MTS	•	National Accounts		Facilities
		Equipment & Supplies			•	Product Training	•	Tire Retreaders
	•	Brake, Transmission & Allied			•	Repair/Service Training	•	Tire Repair
		Service Equipment & Supplies			•	New Products/Services	•	Governmental Agencies
	•	Highway Markings				"Speed to Market"	•	Telecommunications
	•	Industrial Rubber			•	Rubber Mixing	•	Industrial
	•	General Shop Supplies			•	Rubber Compounding	•	Road Construction
					•	Rubber Calendaring	•	Mining
					•	Tiered Product Offerings

Segments Overview

Material Handling Segment

The Material Handling Segment manufactures highly engineered polymer packaging containers, storage and safety products, and specialty molded parts. The brands within this segment include Buckhorn®, Akro-Mils™, Jamco Products, Ameri-Kart®, Scepter, Myers do Brasil™ and Novel®.

Buckhorn’s reusable containers and pallets are used in closed-loop supply chain systems to help customers improve product protection, increase handling efficiencies, reduce freight costs and eliminate solid waste and disposal costs.  Buckhorn offers products to replace costly single use cardboard boxes, wooden pallets, and steel containers. The product line is among the broadest in the industry and includes injection-molded and structural foam-molded constructions.  Buckhorn’s product lines include hand-held containers used for inventory control, order management and transportation of retail goods; collapsible and fixed-wall bulk transport containers for light and heavy-duty tasks; intermediate bulk containers for the storage and transport of food, liquid, powder, and granular products; plastic pallets designed to work with smaller Buckhorn containers; and specialty boxes designed for storage of items such as seed and cheese. Buckhorn also produces a wide variety of specialty products designed for niche applications and custom products designed according to exact customer specifications.

Akro-Mils material handling products provide customers everything they need to store, organize and transport a wide range of goods while increasing overall productivity and profitability.  Serving industrial and commercial markets, Akro-Mils products range from AkroBins® — the industry’s leading small parts bins — to Super-Size AkroBins, metal panel and bin hanging systems, metal storage cabinet and bin systems, wire shelving systems, plastic and metal transport carts and a wide variety of custom storage and transport products. Akro-Mils products deliver storage and organization solutions in a wide variety of applications, from creating assembly line workstations to organizing medical supplies and retail displays. Emphasis is placed on product bundling and customizing systems to create specific storage and organization configurations for customers’ operations.

Jamco Products is well established in industrial and commercial markets with its wide selection of welded steel service carts, platform trucks, mobile work centers, racks and cabinets for plastic bins, safety flammable cabinets, medical cylinder carts and more. Jamco Products strong product offering, relationships with industrial distributors and reputation for quality and service complements Myers Industries' existing Akro-Mils business.

Ameri-Kart is an industry leading manufacturer and thermoformer of rotational-molded water, fuel and waste handling tanks, plastic trim and interior parts used in the production of seat components, consoles, and other applications throughout the recreational vehicle, marine, and industrial markets.  In addition to standard marine parts, Ameri-Kart is well respected within the marine market for its patented Enviro-Fill® overfill prevention system (“OPS”) technology and is the industry’s only turnkey provider of an integrated, Environmental Protection Agency (“EPA”)-compliant marine fuel tank and patented Enviro-Fill diurnal system.

Scepter is a leading producer of portable plastic fuel containers, portable marine fuel tanks and water containers, ammunition containers and storage totes.  Scepter was the first provider of Jerry Cans to North America which offer safe, reliable transportation and storage of fuel for the consumer market.  Scepter also manufactures a variety of molded products for military applications from high quality containers to safely store and transport large caliber ammunition, to military specified portable fuel and water canisters and their accessories. Scepter's in-house product engineering and state of the art mold capabilities complements Myers Industries' Material Handling Segment through an increased product offering and global reach.

Myers do Brazil and Novel are leading designers and manufacturers of reusable plastic shipping containers, plastic pallets, crates and totes used for closed-loop shipping and storage in Brazil’s automotive, distribution, food, beverage and agriculture industries. With manufacturing facilities strategically located throughout Brazil, Myers is uniquely positioned to support customers throughout Latin America.

Distribution Segment

Our Distribution Segment includes the Myers Tire Supply® and Myers Tire Supply International™ and Patch Rubber Company® brands.  Within the Distribution Segment we source and manufacturer top of the line products for the tire, wheel and undervehicle service industry.

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

While the needs and composition of our distribution markets constantly change, we adapt and deliver the new products and services that are crucial to our customers’ success. The new product pipeline is driven by a thorough understanding of the market and its customers' needs. Myers Tire Supply in turn works closely with its suppliers to develop innovative products and services to meet these needs.

Patch Rubber Company manufactures one of the most comprehensive lines of tire repair and retreading products in the United States. Service professionals rely on our extensive product selection and quality for safe, cost-effective repairs to passenger, truck and off-road tires. Products include the plug that fills a puncture, the cement that seals the plug, the tire innerliner patch and the final sealing compound. Patch brand repair products maintain a strong position in the tire service markets including sales through our Distribution Segment’s sales network.  Patch Rubber also employs its rubber calendering and compounding expertise to create a diverse portfolio of products outside of the tire repair market, such as reflective highway marking tapes. Our rubber-based tape and symbols provide the durability and brightness that construction professionals demand to replace paint for marking road repair, intersections and hazardous areas. Compared with traditional highway paint, the tape stock is easier to apply, more reflective and longer lasting.

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

Competition in our Distribution Segment is generally comprised of small companies, regional players and national auto parts chains where product offerings may overlap. Within the overall tire, wheel and undervehicle service market, Myers Industries is the largest U.S. distributor of tools, equipment and supplies offered based on national coverage.

Customer Dependence

In 2015, 2014 and 2013, there were no customers that accounted for more than five percent of total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Employees

As of December 31, 2015, Myers Industries had a total of approximately 2,360 full-time and part-time employees. Of these, approximately 1,800 were employed in the Company’s Material Handling Segment and the Distribution Segment employed approximately 500. The Company’s corporate offices had approximately 60 employees.

As of December 31, 2015, the Company had approximately 500 employees represented by labor unions. Collective bargaining agreements between us and these labor unions expire March 2016, June 2016 and November 2016, representing approximately 100, 200 and 200 employees, respectively. We consider our relationship with our employees generally to be satisfactory.

Backlog

The backlog of orders for our operations is estimated to have been approximately $44 million at December 31, 2015 and approximately $41 million at December 31, 2014. Our backlog is scheduled for delivery within the succeeding 12 months. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

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

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding the Company’s financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. The Company’s actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

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

We operate in a wide range of geographies, primarily North America, Central America and South America. Worldwide and regional economic, business and political conditions, including changes in the economic conditions of the broader markets and in our individual niche markets, could have an adverse effect on one or both of our operating segments.

We operate in a very competitive business environment.

Both of our segments participate in markets that are highly competitive. We compete primarily on the basis of product quality, product performance, value, and supply chain competency. Our competitive success also depends on our ability to maintain strong brands, customer relationships and the belief that customers will need our products and services to meet their growth requirements. The development and maintenance of such brands requires continuous investment in brand building, marketing initiatives and advertising. The competition that we face in all of our markets — which varies depending on the particular business segment, product lines and customers — may prevent us from achieving sales, product pricing and income goals, which could affect our financial condition and results of operations.

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

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Brazil. For the year ended December 31, 2015, international net sales accounted for approximately 17% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Internal control systems are intended to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Any failure to maintain effective controls or implement required new or improved controls could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our Consolidated Financial Statements, and substantial costs and resources may be required to rectify these internal control deficiencies. If we have an internal control deficiency and our remedial measures are insufficient, material weaknesses or significant deficiencies in our internal control over financial reporting could be discovered or occur in the future, and our consolidated financial statements may contain material misstatements. See Item 9A – Controls and Procedures for further discussion.

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

In that we have been formally notified by the U.S. Environmental Protection Agency (“EPA”) that we are considered to be a potentially responsible party (“PRP”) of the New Idria Mercury Mine, the Company accrued costs related to the EPA claim. As negotiations with the EPA proceed with respect to the Remedial Investigation/Feasibility Study, it is possible that adjustments to the reserved expense will be necessary to reflect new information. Estimates of our liability are based on current facts, laws, regulations and technology. Estimates of our environmental liabilities are further subject to uncertainties regarding the negotiations with EPA, the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact the final remediation strategy has not yet been determined.

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

Our success depends to a significant degree upon the continued contributions of our senior management team. Our senior management team has extensive marketing, sales, manufacturing, finance and engineering experience, and we believe that the depth of our management team is instrumental to our continued success. The loss of any of our key executive officers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.

We may be subject to risks relating to our information technology systems.

We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. A breach in security could expose us and our customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could negatively affect our reputation, competitive position, business, results of operations or cash flows.

An impairment of goodwill would negatively impact our financial results.

At least annually, we perform an impairment test for goodwill. Under current accounting guidance, if the carrying value of goodwill exceeds the estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value with a charge against earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill could negatively impact our results of operations. See Critical Accounting Policies within Management’s Discussion and Analysis of Results of Operations and Financial Condition for further discussion of at-risk reporting units.

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

Equity Ownership Concentration

Based solely on the Schedule 13D filed on February 19, 2016, by Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Gabelli Securities, Inc., Teton Advisors, Inc., Gabelli Foundation, Inc., GGCP, Inc., and GAMCO Investors, Inc., (collectively, the “Gamco Group”), for which the Company disclaims any responsibility, beneficially owned 6,934,888 shares of our common stock which represented approximately 23% of the 30,140,159 shares outstanding as reported in our Form 10-Q for the quarterly period ended September 30, 2015. Combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.

Legal & Regulatory Actions

Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse effect on the Company’s financial results.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth certain information with respect to properties owned by the Company:

	Distribution
Location	Approximate Floor Space (Square Feet)	Approximate Land Area (Acres)	Use
Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	67,000	5	Distribution center
Wadsworth, Ohio	125,000	12	Distribution center
Pomona, California	18,000	1	Sales and distribution center

	Manufacturing
Miami, Oklahoma	330,000	16	Manufacturing and distribution
Sandusky, Ohio	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Bristol, Indiana	185,000	12	Manufacturing and distribution
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, North Carolina	172,000	20	Manufacturing and distribution
Scarborough, Ontario	170,000	8	Manufacturing and distribution

The following table sets forth certain information with respect to facilities leased by the Company:

	Manufacturing & Distribution
Location	Approximate Floor Space (Square Feet)	Expiration Date of Lease	Use
Cassopolis, Michigan	210,000	October 31, 2018	Manufacturing and distribution
South Beloit, Illinois	160,000	September 30, 2017	Manufacturing and distribution
Springfield, Missouri	120,000	August 31, 2016	Manufacturing and distribution
Lauro de Freitas City, Bahia, Brazil	90,000	June 30, 2017	Manufacturing and distribution
Ibipora, Parana, Brazil	55,000	June 30, 2016	Manufacturing and distribution
Southaven, Mississippi	56,000	September 30, 2023	Distribution center
Jaguariuna, Brazil	54,000	April 30, 2017	Manufacturing and distribution
Scarborough, Ontario	48,000	December 31, 2016	Manufacturing and distribution
Salt Lake City, Utah	30,000	October 31, 2023	Distribution center
Milford, Ohio	22,000	November 30, 2018	Administration and sales

The Company also leases facilities for its sales offices and sales branches in the United States and Central America which, in the aggregate, amount to approximately 50,000 square feet of warehouse and office space. All of these locations are used by the Distribution Segment.

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

In September 2015, a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) received a notice letter and related documents from EPA (the “Notice Letter”) formally informing Buckhorn that it considers it to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site. As a result of this Notice Letter, Buckhorn and the Company expect to engage in negotiations with EPA with respect to a draft Administrative Order proposed by EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) for the site to determine the extent of remediation necessary and the screening of alternatives. The Company recognized an expense of $1.9 million, on an undiscounted basis, in 2011 related to performing a RI/FS. As part of the Notice Letter, EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mercury Mine site since 1993. These costs include approximately $0.5 million for an interim removal project at the New Idria Mercury Mine site completed by the EPA in November 2011. It is expected this removal action will be part of the final remediation strategy for the site. The Company currently expects to challenge EPA's past cost claims. The Company reserved an additional $1.3 million in 2015 related to the EPA claim, reflected as an increase in general and administrative expenses in the Consolidated Statements of Operations. Total payments of approximately $1.2 million have been made and charged against the reserve classified in Other Liabilities on the Consolidated Statements of Financial Position, which brings the total accrued balance related to this matter to $2.0 million at December 31, 2015. As negotiations with the EPA proceed with respect to the RI/FS, it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the negotiations with EPA, the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact the final remediation strategy has not yet been determined.

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

In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn. Buckhorn believed it was not responsible for any of the judgment because it was not a party to the Orbis license. Despite this belief, the Company recorded expense of $3.0 million during the third quarter of 2014 for the entire amount of the unpaid judgement. The United States Court of Appeals for the Federal Circuit reversed the judgment against Buckhorn on July 2, 2015, and found that Buckhorn was not liable to Orbis for any portion of the judgment entered in favor of Orbis. Accordingly, Myers reversed the accrual of $3.0 million during 2015, which was reflected as a reduction of general and administrative expenses. The Federal Circuit Court of Appeals rejected Orbis' petition for rehearing and rehearing en banc. All opportunities for Orbis to appeal have expired. The United States District Court for the Southern District of Ohio has now released Buckhorn’s appellate bond. Buckhorn is also pursuing legal action against SAS and SASS B.V. for fraudulently selling an exclusive patent license they could not sell and related claims. That case is now pending in United States District Court for the Southern District of New York. In August 2014, SASS B.V. informed Buckhorn that SAS may not have the financial ability to pay any judgment against it and provided financial statements to Buckhorn indicating SAS was in financial distress while SASS B.V. was financially stable. Given the uncertainty of SAS’s financial status, it is not known at this time what the likelihood of recovering from SAS (or SASS B.V.) would be in the event that there is a favorable outcome for Buckhorn in the New York court.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2015. Executive officers are appointed annually by the Board of Directors.

Name	Age	Title
R. David Banyard	47	President and Chief Executive Officer
Greggory W. Branning	54	Senior Vice President, Chief Financial Officer and Corporate Secretary

Mr. Banyard, President and Chief Executive Officer, was appointed to his current position on December 7, 2015. Formerly, Mr. Banyard served as the Group President, Fluid Handling Technologies at Roper Technologies where he led a diverse portfolio of companies serving a wide array of end markets. Prior to that, Mr. Banyard was with Danaher Corporation where he held successive leadership roles during his six year tenure culminating with his leadership of the Vehicle Systems business unit of Kollmorgen, based in Stockholm, Sweden.

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant’s Directors, certain of its executive officers and persons who own more than ten percent of its Common Stock (“Insiders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange, and to furnish the Company with copies of all such forms they file. The Company understands from the information provided to it by insiders that they adhered to all filing requirements applicable to Section 16 filers in 2015.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of shareholders of record at December 31, 2015 was 1,181. High and low stock prices and dividends for the last two years were:

2015	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$19.95	$16.21	$0.135
June 30	19.42	16.16	0.135
September 30	19.11	12.91	0.135
December 31	15.61	13.32	0.135

2014	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$21.50	$18.87	$0.13
June 30	24.32	18.67	0.13
September 30	20.23	17.63	0.13
December 31	17.93	14.33	0.13

Purchases of equity securities by the issuer

The following table presents information regarding the Company’s stock purchase plan during the three months ended December 31, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/15 to 10/31/15	155,000	$14.46	4,929,072	3,070,928
11/1/15 to 11/30/15	373,512	14.74	5,302,584	2,697,416
12/1/15 to 12/31/15	245,081	14.92	5,547,665	2,452,335

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

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2015

	2010	2011	2012	2013	2014	2015
Myers Industries Inc.
Annual Return %		30.16	25.42	42.35	(14.36)	(21.65)
Cum $	100.00	130.16	163.25	232.38	199.01	155.92
S&P 500 Index - Total Return
Annual Return %		2.11	16.00	32.39	13.69	1.38
Cum $	100.00	102.11	118.45	156.81	178.28	180.75
S&P 600 Index - Total Return
Annual Return %		1.02	14.08	41.31	5.76	(1.97)
Cum $	100.00	101.02	115.24	162.85	172.23	168.83

ITEM 6.	Selected Financial Data

Thousands of Dollars, Except Per Share Data

	2015	2014	2013	2012	2011
Operations for the Year
Net sales	$601,538	$623,649	$584,733	$545,572	$507,947
Cost of sales	423,260	462,370	415,179	381,673	361,595
Selling expenses	60,752	60,261	55,398	51,227	46,119
General and administrative expenses	86,665	78,400	69,840	66,146	66,384
Impairment charges	—	—	—	—	997
Interest, net	8,999	8,535	4,531	4,330	4,573
Total costs and expenses	579,676	609,566	544,948	503,376	479,668
Income from continuing operations before income taxes	21,862	14,083	39,785	42,196	28,279
Income tax expense	7,809	5,122	13,343	15,689	6,421
Income from continuing operations	$14,053	$8,961	$26,442	$26,507	$21,858
Income (loss) from discontinued operations, net of tax	$3,709	$(17,642)	$(440)	$3,455	$2,647
Net income (loss)	$17,762	$(8,681)	$26,002	$29,962	$24,505
Net income per basic share from continuing operations	$0.46	$0.28	$0.78	$0.79	$0.63
Net income per diluted share from continuing operations	$0.45	$0.27	$0.77	$0.78	$0.63
Net income (loss) per basic share from discontinued operations	$0.12	$(0.55)	$(0.01)	$0.10	$0.08
Net income (loss) per diluted share from discontinued operations	$0.12	$(0.54)	$(0.01)	$0.10	$0.08
Net income (loss) per basic share	$0.58	$(0.27)	$0.77	$0.89	$0.71
Net income (loss) per diluted share	$0.57	$(0.27)	$0.76	$0.88	$0.71
Financial Position — At Year End
Total assets	$429,916	$564,833	$469,457	$484,856	$428,757
Current assets	154,308	285,441	234,910	239,596	218,452
Current liabilities	116,812	153,814	150,583	114,477	110,656
Working capital	37,496	131,627	84,327	125,119	107,796
Other assets	144,835	142,626	136,097	151,432	131,346
Property, plant and equipment, net	130,773	136,766	98,450	93,828	78,959
Less:
Long-term debt, less current portion	193,006	236,429	44,347	90,497	67,800
Other long-term liabilities	12,354	13,738	22,512	29,155	28,416
Deferred income taxes(1)	10,041	14,281	16,508	20,705	15,745
Shareholders’ Equity	97,703	146,571	235,507	230,022	206,140
Common Shares Outstanding	29,521,566	31,162,962	33,572,778	33,480,189	33,420,488
Book Value Per Common Share	$3.31	$4.70	$7.01	$6.87	$6.17
Other Data
Dividends paid(2)	$16,675	$15,707	$9,103	$13,006	$9,523
Dividends declared per Common Share	$0.54	$0.52	$0.36	$0.32	$0.28
Average Basic Common Shares Outstanding during the year	30,616,485	33,232,965	33,588,720	33,597,020	34,584,558

(1)

Balances as of December 31, 2015 reflect the prospective change to the balance sheet presentation of deferred taxes in conjunction with the adoption of ASU 2015-17. Under this guidance, all deferred tax assets and liabilities are classified as long-term.

(2)	Dividends in 2012 reflect the fourth quarter dividend paid in 2012, for a total of five dividend payments in calendar year 2012.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Overview

The Company conducts its business activities in two distinct segments: The Material Handling Segment and the Distribution Segment. The Lawn and Garden business, which was sold in February 2015, is classified as discontinued operations in all periods presented.

On July 2, 2014, CA Acquisition Inc., now known as Scepter Canada Inc., and a wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of substantially all of the assets and assumption of certain liabilities of Scepter Corporation and certain real property of SHI Properties Inc., both located in Scarborough, Ontario, Canada. Contemporaneously with the asset acquisition, Crown US Acquisition Company, now known as Scepter US Holding Company, and another wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of all of the issued and outstanding membership interests of Eco One Leasing, LLC and Scepter Manufacturing, LLC, both located in Miami, Oklahoma. Eco One Leasing, LLC was subsequently merged into Scepter Manufacturing, LLC. The total purchase price for these acquisitions (collectively, “Scepter”) was $156.6 million in cash, which includes a final working capital adjustment. The acquisition of Scepter was funded from net proceeds from additional borrowings of approximately $134.1 million under the Fourth Amended and Restated Loan Agreement and cash on hand of $22.5 million. The operating results of Scepter have been included within our Consolidated Statements of Operations and within the Company's Material Handling Segment since the date of acquisition.

The Company designs, manufactures, and markets a variety of plastic and rubber products. Our Material Handling Segment manufactures products that range from plastic reusable material handling containers and small parts storage bins to plastic OEM parts, custom plastic products, consumer fuel containers, military water containers as well as ammunition packaging and shipping containers. Our Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and under vehicle service on passenger, heavy truck and off-road vehicles, as well as the manufacturing of tire repair and retreading products.

Results of Operations: 2015 versus 2014

Net Sales:

(dollars in millions)
Segment	2015	2014	Change	% Change
Material Handling	$414.0	$432.1	$(18.1)	(4)%
Distribution	187.6	191.9	(4.3)	(2)%
Intra-segment elimination	(0.1)	(0.4)	0.3
TOTAL	$601.5	$623.6	$(22.1)	(4)%

Net sales for the year ended December 31, 2015 were $601.5 million, a decrease of $22.1 million or 4% compared to the prior year. Net sales increased $52.8 million due to the inclusion of Scepter which was acquired on July 2, 2014. Excluding Scepter, net sales were negatively impacted by lower sales volumes of approximately $51.2 million, primarily in our Material Handling Segment, the effect of unfavorable foreign currency translation of $18.4 million and lower pricing of $5.3 million.

Net sales in the Material Handling Segment decreased $18.1 million or 4% for the year ended December 31, 2015 compared to the prior year. Net sales increased $52.8 million due to the addition of Scepter, which was acquired in the third quarter of 2014. Excluding net sales related to Scepter, 2015 sales volumes for the segment were unfavorable by $47.6 million versus 2014, mainly due to the overall weakness in the agricultural end market. Net sales for the year ended December 31, 2015 were also impacted by unfavorable foreign currency translation of $18.4 million and lower pricing of $4.8 million.

Net sales in the Distribution Segment decreased $4.3 million or 2% in the year ended December 31, 2015 compared to the prior year. The decrease in net sales was primarily the result of lower current year sales in Canada due to the closure of Canadian branches late in the first quarter of 2014, combined with weakened demand in certain geographical markets which is partially attributable to the stronger U.S. dollar.

Cost of Sales & Gross Profit:

(dollars in millions)	2015	2014
Cost of sales	$423.3	$462.4
Gross profit	$178.3	$161.3
Gross profit as a percentage of sales	29.6%	25.9%

Gross profit margin increased to 29.6% in the year ended December 31, 2015 compared to 25.9% in the prior year primarily due to the acquisition of Scepter in July 2014 and lower input costs primarily for plastic resins, partially offset by lower volume primarily in our Material Handling Segment and negative mix of products sold across both of our reportable segments. Gross margin in 2014 was negatively impacted by a $2.3 million inventory fair value adjustment resulting from our acquisition of Scepter.

Selling, General and Administrative Expenses:

(dollars in millions)	2015	2014	Change	% Change
SG&A expenses	$147.4	$138.7	$8.7	6%
SG&A expenses as a percentage of sales	24.5%	22.2%

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2015 were $147.4 million, an increase of $8.7 million or 6% compared to the prior year. An increase in SG&A of $11.4 million was due to the inclusion of Scepter expenses during the first six months of 2015. Excluding the impact of Scepter, SG&A expenses were favorable by $6.0 million versus the prior year due to the reversal of the prior year legal accrual related to the Orbis litigation as described in Note 9, $3.6 million of transaction costs in the year ended December 31, 2014 related to the acquisition of Scepter and $3.5 million from foreign currency translation. These reductions were partially offset by an increase in legal and professional costs of $1.6 million associated with the Brazilian investigation that was completed in the first quarter of 2015, $1.8 million of incremental stock compensation expenses, a $1.3 million charge for environmental reserves described in Note 9, $1.0 million of additional long-term compensation expenses for retirement eligible employees and an increase in other employee-related costs.

Net Interest Expense:

(dollars in millions)	2015	2014	Change	% Change
Net interest expense	$9.0	$8.5	$0.5	6%
Outstanding borrowings, net of deferred financing costs	$193.0	$236.4	$(43.4)	(18)%
Average borrowing rate	4.59%	4.00%

Net interest expense for the year ended December 31, 2015 was $9.0 million compared to $8.5 million during 2014. The increase in net interest expense is due to an increase in average borrowings and average borrowing rate during the year ended December 31, 2015 compared to the prior year, partially offset by interest income on the note receivable from the sale of the Lawn and Garden business described in Note 4.

Income Taxes:

(dollars in millions)	2015	2014
Income from continuing operations before income taxes	$21.9	$14.1
Income tax expense	$7.8	$5.1
Effective tax rate	35.7%	36.4%

The effective tax rate was 35.7% for the year ended December 31, 2015 compared to 36.4% in the prior year. The 2015 effective rate reflects benefits from foreign tax rate differentials and lower non-deductible expenses, partially offset by higher 2015 state income taxes compared to prior year.

Discontinued Operations:

Net sales from discontinued operations decreased $175.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was mainly due to the sale of the Lawn and Garden business on February 17, 2015. Discontinued operations are comprised of the Lawn and Garden business and WEK Industries, Inc. (“WEK”). We completed the sale of WEK in June 2014.

Income from discontinued operations, net of income taxes was $3.7 million for the year ended December 31, 2015 compared to a loss, net of income taxes of $17.6 million in the prior year. The increase in 2015 as compared to the prior year was primarily driven by restructuring and other related charges incurred by the Lawn and Garden business during the year ended December 31, 2014 and an asset impairment charge of $18.9 million recorded in 2014 to reflect the excess carrying value over fair value less cost to sell the Lawn and Garden business. A disagreement between the parties over the calculation of the final working capital adjustment was resolved by arbitration on March 9, 2016. As a result of the final ruling, the Company recorded an additional gain of $0.6 million, net of tax, in 2015. The final working capital adjustment will result in a cash payment to the buyer of approximately $4.0 million in 2016. The total gain on the sale of the Lawn and Garden business was $4.7 million, net of tax, during 2015 and is included in income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations.

Results of Operations: 2014 versus 2013

Net Sales:

(dollars in millions)
Segment	2014	2013	Change	% Change
Material Handling	$432.1	$380.6	$51.5	14%
Distribution	191.9	204.5	(12.6)	(6)%
Intra-segment elimination	(0.4)	(0.4)	0.0	0%
TOTAL	$623.6	$584.7	$38.9	7%

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

Cost of Sales & Gross Profit:

(dollars in millions)	2014	2013
Cost of sales	$462.4	$415.2
Gross profit	$161.3	$169.6
Gross profit as a percentage of sales	25.9%	29.0%

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

Selling, General and Administrative Expenses:

(dollars in millions)	2014	2013	Change	% Change
SG&A expenses	$138.7	$125.2	$13.5	11%
SG&A expenses as a percentage of sales	22.2%	21.4%

SG&A expenses increased $13.5 million or 11% from 2013. The inclusion of the Scepter acquisition contributed $11.1 million of incremental SG&A costs in 2014 compared to the prior year. The increase in SG&A expenses in 2014 also included the establishment of a reserve related to a patent infringement legal suit of $3.0 million and approximately $3.6 million of transaction costs related to the acquisition of Scepter. SG&A expenses were reduced by a decrease in employee related costs of $2.8 million, lower outside legal and professional costs of approximately $2.0 million, and lower administrative costs related to facilities of approximately $0.9 million. Also in 2014, a favorable adjustment of $1.2 million was recorded to reduce contingent consideration recorded in a prior period due to a change in projections used to estimate expected payments at December 31, 2014. In addition, higher freight costs of $0.8 million were incurred during 2014 as compared to 2013. SG&A expenses for 2014 included restructuring and other unusual charges of approximately $2.2 million compared to $0.4 million in the prior year. Shipping and handling costs, including freight, are primarily classified as SG&A expenses.

Net Interest Expense:

(dollars in millions)	2014	2013	Change	% Change
Net interest expense	$8.5	$4.5	$4.0	89%
Outstanding borrowings, net of deferred financing costs	$236.4	$44.3	$192.1	434%
Average borrowing rate	4.00%	4.92%

Net interest expense was $8.5 million in 2014 compared to $4.5 million in 2013. The increase in net interest expense is due to the higher average debt balance. The increase in outstanding borrowings in 2014 compared to the prior year related to our senior unsecured notes and higher balance outstanding under our credit facility as a result of our Scepter acquisition in July 2014.

Income Taxes:

(dollars in millions)	2014	2013
Income from continuing operations before taxes	$14.1	$39.8
Income tax expense	$5.1	$13.3
Effective tax rate	36.4%	33.5%

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

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $17.6 million for the year ended December 31, 2014 compared to a loss from discontinued operations of $0.4 million in the prior period, primarily as a result of an $18.9 million impairment charge. Discontinued operations are comprised of the Lawn and Garden business and WEK. We completed the sale of WEK in June 2014. The Lawn and Garden business was held for sale at December 31, 2014, and sold in February 2015.

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

Financial Condition & Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities from continuing operations was $49.4 million, $51.8 million and $74.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The decrease in cash provided by continuing operations during the year ended December 31, 2015 was mainly due to a use of working capital, partially offset by higher net income. Accounts payables and accrued expenses had a negative impact on operating cash flows in 2015 of $13.1 million compared to positive cash flows of $8.1 million in 2014 due to lower accounts payable primarily related to the impact of lower raw material costs, the reversal of the prior year legal accrual related to the Orbis litigation as described in Note 9 and lower taxes payable in 2015 compared to 2014.

Net income from continuing operations was $14.1 million in 2015 compared to $9.0 million in 2014. Depreciation and amortization costs from continuing operations were $35.0 million in the year ended December 31, 2015, compared to $31.2 million for the year ended December 31, 2014. The higher depreciation and amortization are attributable to the higher level of assets placed in service over the past several years and assets acquired in connection with the acquisition of Scepter.

The decrease of $23.2 million in operating cash flow from 2013 to 2014 was attributable to decreased earnings and a decrease in the cash provided from working capital compared to the prior year. Net income from continuing operations was $9.0 million in 2014 compared to $26.4 million in 2013. Cash provided by working capital was $12.2 million in 2014 compared to cash provided of $27.0 million in 2013. The decrease was primarily the result of a decline in cash provided from accounts payable and accrued expenses as a result of timing of payments and lower taxes payable due to a decline in earnings.

Investing Activities

Capital expenditures were $23.7 million, $24.2 million and $20.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Higher capital spending in 2015 and 2014 compared to 2013 was due to additional investments that were made for new manufacturing focused on growth and productivity improvements in addition to higher spending due to Scepter. During 2015, the Company received approximately $69.8 million in cash proceeds in connection with the sale of the Lawn and Garden business and $1.0 million in connection with the sale of WEK. The Company paid approximately $156.6 million in connection with the acquisition of Scepter during 2014. In 2013, the Company purchased an equity interest in a non-consolidated subsidiary, included in the Distribution segment, for approximately $0.6 million.

Financing Activities

Under a share repurchase plan, the Company used cash of $30.0 million to purchase 1,992,379 shares of its stock in 2015, $54.9 million to purchase 2,742,506 shares of its stock in 2014 and $8.1 million to purchase 530,983 shares of its stock in 2013. In addition, the Company used cash to pay dividends of $16.7 million, $15.7 million and $9.1 million for the years 2015, 2014 and 2013, respectively. Lower dividend payments in 2013 resulted from the accelerated fourth quarter dividend payment made in December 2012 to reduce the tax impact for our shareholders in 2013.

Credit Sources

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

The Company has Senior Unsecured Notes totaling $100 million with a group of investors pursuant to a note purchase agreement. The series of four notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and expiring between 2021 and 2026.

Total debt outstanding at December 31, 2015 was $193.0 million, net of deferred financing costs, compared with $236.4 million at December 31, 2014. A portion of the cash proceeds from the sale of the Lawn and Garden business was used to pay down debt. The Company’s Loan Agreement provides available borrowing up to $300 million, reduced for letters of credit issued. As of December 31, 2015, the Company had $4.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. As of December 31, 2015, there was $202.2 million available under our Loan Agreement.

As of December 31, 2015, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended December 31, 2015 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	7.52
Leverage Ratio	3.25 to 1 (maximum)	2.55

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Contractual Obligations

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments reflecting our current debt structure:

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
		(Amounts in Thousands)
Principal payments on debt	$—	$93,512	$—	$100,000	$193,512
Interest	5,778	11,556	10,145	12,002	39,481
Lease payments	3,904	3,121	911	1,322	9,258
Retirement obligations and other benefits	1,076	1,032	832	2,254	5,194
Total	$10,758	$109,221	$11,888	$115,578	$247,445

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

Inventory — Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Cost is determined by the LIFO method for approximately 40 percent of the Company’s inventories and the FIFO method for all other inventories. Where appropriate, standard cost systems are utilized and appropriate variances are evaluated for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

Goodwill — Goodwill is subjected to annual impairment testing, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We conduct our annual impairment assessment as of October 1. We perform a two-step quantitative assessment to determine whether the fair value of a reporting unit is less than its carrying value.

Goodwill impairment testing requires, in part, that we estimate the fair value of our reporting units which, in turn, requires that we make judgments concerning future cash flows and appropriate discount rates for those reporting units. Fair values are established using comparative market multiples in the current market conditions and discounted cash flows. The discount rates used are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 11.0% to 14.5% in 2015. In addition we would make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models.

Based on procedures conducted to test impairment of goodwill of the Company’s reporting units, the fair values of the Plasticos Novel do Nordeste S. A. (“Novel”) and Jamco Products, Inc. (“Jamco”) reporting units did not substantially exceed their carrying value as of our assessment date in 2015. The estimated fair value of Novel and Jamco exceeded their carrying values by approximately 10% and 20%, respectively. Although no goodwill impairment charge is required for 2015, it does present a risk of future impairment for the goodwill assigned to those reporting units. The decline in the fair values of these businesses was driven primarily by reduced profitability as a result of lower margins and a prolonged economic downturn in the Brazilian economy impacting Novel. As a result, management decreased future projections of the operating results and cash flows in assessing goodwill at these reporting units. The Company is making necessary changes in operations to improve profitability in these businesses. If expected future forecasted results for these businesses are not achieved it may result in the Company recording impairment charges for these reporting units in future periods.

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

Recent Accounting Pronouncements

Information regarding the recent accounting pronouncements is contained in the Summary of Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2015, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.9 million annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States ("U.S."). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $2 million to $7 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the ending of a reporting period. At December 31, 2015, the Company had no foreign currency arrangements or contracts in place.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Myers Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myers Industries, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myers Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated March 14, 2016 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio

March 14, 2016

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands, except per share data)

	2015	2014	2013
Net sales	$601,538	$623,649	$584,733
Cost of sales	423,260	462,370	415,179
Gross profit	178,278	161,279	169,554
Selling expenses	60,752	60,261	55,398
General and administrative expenses	86,665	78,400	69,840
	147,417	138,661	125,238
Operating income	30,861	22,618	44,316
Interest
Income	(1,317)	(127)	(213)
Expense	10,316	8,662	4,744
Interest expense, net	8,999	8,535	4,531
Income from continuing operations before income taxes	21,862	14,083	39,785
Income tax expense	7,809	5,122	13,343
Income from continuing operations	$14,053	$8,961	$26,442
Income (loss) from discontinued operations, net of tax	$3,709	$(17,642)	$(440)
Net income (loss)	$17,762	$(8,681)	$26,002
Income per common share from continuing operations:
Basic	$0.46	$0.28	$0.78
Diluted	$0.45	$0.27	$0.77
Income (loss) per common share from discontinued operations:
Basic	$0.12	$(0.55)	$(0.01)
Diluted	$0.12	$(0.54)	$(0.01)
Net income (loss) per share:
Basic	$0.58	$(0.27)	$0.77
Diluted	$0.57	$(0.27)	$0.76
Dividends declared per share	$0.54	$0.52	$0.36

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	2015	2014	2013
Net income (loss)	$17,762	$(8,681)	$26,002
Other comprehensive income (loss)
Foreign currency translation adjustment	(27,622)	(13,318)	(9,292)
Pension liability, net of tax expense (benefit) of $113 in 2015, ($448) in 2014 and $605 in 2013	200	(797)	1,076
Total other comprehensive income (loss), net of tax	(27,422)	(14,115)	(8,216)
Comprehensive income (loss)	$(9,660)	$(22,796)	$17,786

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2015 and 2014

(Dollars in thousands)

	2015	2014
Assets
Current Assets
Cash	$7,344	$4,676
Restricted cash	8,627	—
Accounts receivable-less allowances of $559 and $782, respectively	77,633	90,664
Inventories
Finished and in-process products	39,840	40,122
Raw materials and supplies	14,898	23,216
	54,738	63,338
Prepaid expenses and other assets	5,966	6,591
Deferred income taxes	—	2,397
Assets held for sale - current	—	117,775
Total Current Assets	154,308	285,441
Other Assets
Goodwill	64,035	66,639
Intangible assets, net	58,530	72,235
Deferred income taxes	840	545
Notes receivable	17,981	—
Other	3,449	3,207
	144,835	142,626
Property, Plant and Equipment, at Cost
Land	7,960	8,405
Buildings and leasehold improvements	62,519	57,537
Machinery and equipment	345,277	335,963
	415,756	401,905
Less allowances for depreciation and amortization	(284,983)	(265,139)
Property, plant and equipment, net	130,773	136,766
Total Assets	$429,916	$564,833

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2015 and 2014

(Dollars in thousands, except share data)

	2015	2014
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$71,310	$77,320
Accrued expenses
Employee compensation	17,832	14,967
Income taxes	—	3,086
Taxes, other than income taxes	1,733	1,940
Accrued interest	2,709	3,207
Liabilities held for sale	—	27,122
Other	23,228	26,172
Total Current Liabilities	116,812	153,814
Long-term debt	193,006	236,429
Other liabilities	12,354	13,738
Deferred income taxes	10,041	14,281
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 29,521,566 and 31,162,962; net of treasury shares of 8,430,891 and 6,604,175, respectively)	17,895	18,855
Additional paid-in capital	196,743	218,394
Accumulated other comprehensive loss	(39,110)	(11,688)
Retained deficit	(77,825)	(78,990)
Total Shareholders’ Equity	97,703	146,571
Total Liabilities and Shareholders’ Equity	$429,916	$564,833

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands, except share and per share data)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2013	33,480,189	$20,316	$266,419	$10,643	$(67,356)	$230,022
Net income	—	—	—	—	26,002	26,002
Issuances under option plans	503,321	299	5,394	—	—	5,693
Dividend reinvestment plan	7,390	4	109	—	—	113
Restricted stock vested	112,000	—	—	—	—	—
Restricted stock and stock option grants	33,152	—	2,237	—	—	2,237
Tax benefit from options	—	—	389	—	—	389
Foreign currency translation adjustment	—	—	—	(9,292)	—	(9,292)
Repurchase of common stock	(530,983)	(314)	(7,782)	—	—	(8,096)
Stock contributions	12,682	8	194	—	—	202
Shares withheld for employee taxes on equity awards	(44,973)	—	(684)	—	—	(684)
Declared dividends - $.36 per share	—	—	—	—	(12,155)	(12,155)
Pension liability, net of tax of $605	—	—	—	1,076	—	1,076
Balance at December 31, 2013	33,572,778	20,313	266,276	2,427	(53,509)	235,507
Net loss	—	—	—	—	(8,681)	(8,681)
Issuances under option plans	227,664	138	2,654	—	—	2,792
Dividend reinvestment plan	7,159	4	130	—	—	134
Restricted stock vested	123,829	75	(75)	—	—	—
Restricted stock and stock option grants	15,055	10	2,825	—	—	2,835
Tax benefit from options	—	—	679	—	—	679
Foreign currency translation adjustment	—	—	—	(13,318)	—	(13,318)
Repurchase of common stock	(2,742,506)	(1,660)	(53,237)	—	—	(54,897)
Stock contributions	9,376	6	194	—	—	200
Shares withheld for employee taxes on equity awards	(50,393)	(31)	(1,052)	—	—	(1,083)
Declared dividends - $.52 per share	—	—		—	(16,800)	(16,800)
Pension liability, net of tax of $448	—	—	—	(797)	—	(797)
Balance at December 31, 2014	31,162,962	18,855	218,394	(11,688)	(78,990)	146,571
Net income	—	—	—	—	17,762	17,762
Issuances under option plans	239,908	162	2,613	—	—	2,775
Dividend reinvestment plan	8,968	5	144	—	—	149
Restricted stock vested	120,723	78	(78)	—	—	—
Restricted stock and stock option grants	—	—	5,277	—	—	5,277
Tax benefit from options	—	—	38	—	—	38
Foreign currency translation adjustment	—	—	—	(27,622)	—	(27,622)
Repurchase of common stock	(1,992,379)	(1,193)	(28,830)	—	—	(30,023)
Stock contributions	8,250	5	143	—	—	148
Shares withheld for employee taxes on equity awards	(26,866)	(17)	(958)	—	—	(975)
Declared dividends - $.54 per share	—	—	—	—	(16,597)	(16,597)
Pension liability, net of tax of $113	—	—	—	200	—	200
Balance at December 31, 2015	29,521,566	$17,895	$196,743	$(39,110)	$(77,825)	$97,703

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	2015	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$17,762	$(8,681)	$26,002
Income (loss) from discontinued operations, net of income taxes	3,709	(17,642)	(440)
Income from continuing operations	14,053	8,961	26,442
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	24,712	24,173	20,386
Amortization	10,267	6,999	3,142
Non-cash stock compensation	4,934	3,115	2,557
Deferred taxes	(315)	(2,665)	(2,729)
Tax benefit from options	(38)	(679)	(390)
Other	762	562	1,257
Payments on performance based compensation	(1,303)	(1,293)	(1,719)
Accrued interest income on note receivable	(1,060)	—	—
Other long-term liabilities	1,106	341	(978)
Cash flows provided by (used for) working capital
Accounts receivable	3,499	2,710	(1,964)
Inventories	5,271	2,377	3,011
Prepaid expenses and other assets	573	(966)	(840)
Accounts payable and accrued expenses	(13,107)	8,122	26,758
Net cash provided by (used for) operating activities - continuing operations	49,354	51,757	74,933
Net cash provided by (used for) operating activities - discontinued operations	(11,622)	(13,062)	21,135
Net cash provided by (used for) operating activities	37,732	38,695	96,068
Cash Flows From Investing Activities
Capital expenditures	(23,727)	(24,170)	(20,709)
Acquisition of business, net of cash acquired	—	(156,620)	(600)
Proceeds from sale of property, plant and equipment	1,261	566	—
Proceeds from sale of business	70,762	—	—
Other	—	—	(273)
Net cash provided by (used for) investing activities - continuing operations	48,296	(180,224)	(21,582)
Net cash provided by (used for) investing activities - discontinued operations	(581)	11,626	(8,359)
Net cash provided by (used for) investing activities	47,715	(168,598)	(29,941)
Cash Flows From Financing Activities
Proceeds from long-term debt	—	89,000	11,000
Repayments on long-term debt	—	—	(32,683)
Net (repayments) borrowing on credit facility	(37,110)	106,493	(24,492)
Cash dividends paid	(16,675)	(15,707)	(9,103)
Proceeds from issuance of common stock	2,924	2,926	5,805
Tax benefit from options	38	679	390
Repurchase of common stock	(30,023)	(54,897)	(8,096)
Shares withheld for employee taxes on equity awards	(975)	(1,083)	(684)
Deferred financing costs	—	(547)	(608)
Net cash provided by (used for) financing activities - continuing operations	(81,821)	126,864	(58,471)
Net cash provided by (used for) financing activities - discontinued operations	—	—	(2,317)
Net cash provided by (used for) financing activities	(81,821)	126,864	(60,788)
Foreign exchange rate effect on cash	(958)	1,176	(2,748)
Net increase (decrease) in cash	2,668	(1,863)	2,591
Cash at January 1	4,676	6,539	3,948
Cash at December 31	$7,344	$4,676	$6,539
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$10,131	$4,973	$4,196
Income taxes	$10,138	$11,355	$12,321

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except where otherwise indicated)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. All subsidiaries that are not wholly owned and are not included in the consolidated operating results of the Company are immaterial investments which have been accounted for under the equity or cost method. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2015 presentation.

Accounting Standards Adopted

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet and eliminates the prior guidance, which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments in this ASU are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted. In addition, the new guidance can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this ASU on a prospective basis effective as of December 31, 2015. As required by ASU 2015-17, all deferred tax assets and liabilities are classified as noncurrent in the accompanying Consolidated Statements of Financial Position as of December 31, 2015. As the Company elected prospective application of this ASU, prior periods were not adjusted.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 300): Simplifying the Measurement of Inventory, which applies to inventory measured using first-in, first out (“FIFO”) or average cost. This update prescribes that an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted this standard in the fourth quarter of 2015, and the impact of adoption was not material to the Company’s results of operations, cash flows or financial position.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for the Company beginning January 1, 2019 and requires a modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments in relation to business combinations. Under existing standards, the measurement-period adjustments are calculated as if they were known at the acquisition date, and are recognized by revising information in prior periods. Under the new standard, measurement-period adjustments continue to be calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined, with no revisions to prior periods relating to the business combination. In addition to the current disclosure requirement explaining the nature and amount of the measurement-period adjustments, additional disclosures will be required to explain the impact on current period income statement line items of adjustments that would have been recognized in prior periods if such period information had been revised. ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, with early adoption permitted. ASU 2015-16 will be adopted on January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-03) - Simplifying the Presentation of Debt Issuance Costs which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. ASU 2015-03 will be adopted on January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the original issuance, the new standard would have been effective beginning January 1, 2017. In August 2015, the FASB issued ASU 2015-14 which delays the standard effective date by one year. In accordance with this delay, the new standard will be effective for the Company beginning January 1, 2018. Early adoption is permitted, but not before the original effective date of the standard. Companies can transition to the new standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements as well as the method by which the Company will adopt the new standard.

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

Fair Value Measurement

The Company follows guidance included in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, for its financial assets and liabilities, as required. The guidance established a common definition for fair value to be applied under U.S. GAAP requiring the use of fair value, established a framework for measuring fair value, and expanded disclosure requirements about such fair value measurements. The guidance did not require any new fair value measurements, but rather applied to all other accounting pronouncements that require or permit fair value measurements. Under ASC 820, the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:

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

The Company has financial instruments, including cash, accounts receivable, accounts payable and accrued expenses. The fair value of these financial instruments approximate carrying value due to the nature and relative short maturity of these assets and liabilities.

The fair value of debt under the Company’s Loan Agreement approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At December 31, 2015 and 2014, the aggregate fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $102.1 million and $106.8 million, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. The Company’s largest single customer in 2015 accounts for approximately 4% of net sales with no other customer greater than 3%. Outside of the United States, only customers located in Brazil and Canada, which account for approximately 5% and 5% of net sales, respectively, are significant to the Company’s operations. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $0.3 million, $0.4 million and $0.5 million for the years 2015, 2014 and 2013, respectively. Deductions from the allowance for doubtful accounts, net of recoveries, were approximately $0.5 million, $0.9 million and $0.8 million for the years 2015, 2014 and 2013, respectively.

Factoring

The Company's wholly-owned subsidiaries Plasticos Novel Do Nordeste S.A. and Plasticos Novel Do Parana S.A. (collectively, "Novel") entered into a factoring agreement to sell, without recourse, certain of their Brazilian real-based trade accounts receivables to unrelated third party financial institutions as part of its working capital management. The sale of these receivables accelerated the collection of cash and reduced credit exposure. Under the terms of the factoring agreements, the Company retains no rights or interest and has no obligations with respect to the sold receivables. As such, the factoring of trade receivables under these agreements are accounted for as a sale. The Company accounts for its trade receivable factoring program as required under ASC 860, Transfers and Servicing. During 2015, $5.8 million of trade accounts receivables had been sold under the terms of the factoring agreement for cash proceeds of $5.4 million. During 2014, $9.1 million of trade accounts receivables had been sold under the terms of the factoring agreement for cash proceeds of $8.8 million. The receivables sold pursuant to the factoring agreements have been recorded as a reduction of trade accounts receivable and as cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows. The Company pays an administrative fee based on the dollar value of the receivables sold. Administrative fees related to the program for 2015 and 2014 were approximately $0.4 million $0.3 million, respectively. These fees are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 40 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost.

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $5.1 million, $6.8 million and $8.1 million higher than reported at December 31, 2015, 2014 and 2013, respectively. The liquidation of LIFO inventories decreased cost of sales and increased income from continuing operations before income taxes by less than $0.1 million in 2015, $0.4 million in 2014 and less than $0.1 million in 2013.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and Equipment	3 to 10 years
Leasehold Improvements	5 to 10 years

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

At December 31, 2015 and 2014, the Company had approximately $4.1 million and $2.1 million, respectively, of capitalized software costs included in machinery and equipment on the accompanying Consolidated Statements of Financial Position. Amortization expense related to capitalized software costs was approximately $0.5 million, $0.3 million and $0.1 million in 2015, 2014 and 2013, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) and are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2013	$12,785	$(2,142)	$10,643
Other comprehensive income (loss) before reclassifications	(9,292)	1,005	(8,287)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($40)(1)	—	71	71
Net current-period other comprehensive income (loss)	(9,292)	1,076	(8,216)
Balance at December 31, 2013	3,493	(1,066)	2,427
Other comprehensive income (loss) before reclassifications	(13,318)	(826)	(14,144)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($16)(1)	—	29	29
Net current-period other comprehensive income (loss)	(13,318)	(797)	(14,115)
Balance at December 31, 2014	(9,825)	(1,863)	(11,688)
Other comprehensive income (loss) before reclassifications	(17,131)	144	(16,987)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($32)(1)	(10,491)	56	(10,435)
Net current-period other comprehensive income (loss)	(27,622)	200	(27,422)
Balance at December 31, 2015	$(37,447)	$(1,663)	$(39,110)

(1)

The accumulated other comprehensive income (loss) components related to defined benefit pension plans are included in the computation of net periodic pension cost. (See Note 12-Retirement Plans for additional details.) Cumulative translation adjustment associated with the sale of the Lawn and Garden business was included in the carrying value of assets disposed of.

Shipping and Handling

Shipping and handling expenses are primarily classified as selling expenses in the accompanying Consolidated Statements of Operations. The Company incurred shipping and handling costs of approximately $16.4 million, $19.4 million and $17.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Stock Based Compensation

The Company has stock plans that provide for the granting of stock-based compensation to employees and to non-employee directors. Shares issued for option exercises or restricted shares may be either from authorized but unissued shares or treasury shares. The Company records the costs of the plan under the provisions of ASC 718, Compensation — Stock Compensation. For transactions in which the Company obtains employee services in exchange for an award of equity instruments, the Company measures the cost of the services based on the grant date fair value of the award. The Company recognizes the cost over the period during which an employee is required to provide services in exchange for the award, referred to as the requisite service period (usually the vesting period).

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

The Company evaluates its tax positions in accordance with ASC 740, Income Taxes. ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized under ASC 740. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Cash flows used in investing activities excluded $6.6 million, $0.2 million and $0.5 million of accrued capital expenditures in 2015, 2014 and 2013, respectively.

2.  Acquisitions

On July 2, 2014, CA Acquisition Inc., now known as Scepter Canada Inc., and a wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of substantially all of the assets and assumption of certain liabilities of Scepter Corporation and certain real property of SHI Properties Inc., both located in Scarborough, Ontario, Canada. Contemporaneously with the asset acquisition, Crown US Acquisition Company, now known as Scepter US Holding Company, and another wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of all of the issued and outstanding membership interests of Eco One Leasing, LLC and Scepter Manufacturing, LLC, both located in Miami, Oklahoma. Eco One Leasing, LLC was subsequently merged into Scepter Manufacturing, LLC. The total purchase price for these acquisitions (collectively, “Scepter”) was approximately $156.6 million in cash, which includes a final working capital adjustment of approximately $1.2 million. The acquisition of Scepter was funded from net proceeds from additional borrowings of approximately $134.1 million under the Fourth Amended and Restated Loan Agreement and cash on hand of $22.5 million.

The acquisition of Scepter strengthens and expands the Company's position as an industry leading producer of portable marine fuel containers, portable fuel and water containers and accessories, ammunition containers, storage totes and environmental bins for the marine, military, consumer and industrial markets. The acquisition of Scepter is consistent with the Company's business strategy and the products fit well with the Company's overall portfolio. The operating results of Scepter have been included within our Consolidated Statements of Operations and within the Company's Material Handling Segment since the date of acquisition. The Consolidated Statement of Operations for the Company for the year ended December 31, 2014 included net sales of $39.4 million and an operating loss of $5.4 million related to Scepter. Scepter's operating results included $2.3 million of inventory purchase accounting fair value adjustments charged to cost of sales as the inventory was sold. In addition, transactional costs of approximately $3.6 million

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

for the year ended December 31, 2014 are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company accounted for the acquisition of Scepter using the acquisition method of accounting, which requires among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The purchase price allocation is completed, and adjustments to the purchase price allocation in 2015 were not material.

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

Goodwill is calculated as the excess of the consideration transferred over the assets acquired and liabilities assumed and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company expects that approximately $10.3 million of goodwill recognized for the acquisition will be deductible for tax purposes in Canada.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of Scepter and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The unaudited pro forma results reflect the business combination accounting effects from the acquisition including amortization charges from the acquired intangible assets, inventory purchase accounting adjustments charged to cost of sales as the inventory is sold and increased interest expense associated with debt incurred to fund the acquisition. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.

3.  Goodwill and Intangible Assets

The Company is required to test for impairment of goodwill and indefinite-lived intangible assets on at least an annual basis. The Company conducted its annual impairment assessment as of October 1 for all of its reporting units, noting no impairment in 2015, 2014 or 2013. Based on procedures conducted to test impairment of goodwill of the Company’s reporting units, the fair values of the Plasticos Novel do Nordeste S. A. (“Novel”) and Jamco Products, Inc. (“Jamco”) reporting units did not substantially exceed their carrying value as of our assessment date in 2015. The estimated fair value of Novel and Jamco exceeded their carrying values by approximately 10% and 20%, respectively. Although no goodwill impairment charge is required for 2015, it does present a risk of future impairment for the goodwill assigned to those reporting units. The decline in the fair values of these businesses was driven primarily by reduced profitability as a result of lower margins and a prolonged economic downturn in the Brazilian economy impacting Novel. As a result, management decreased future projections of the operating results and cash flows in assessing goodwill at these reporting units. The Company tests for impairment whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Such events may include, but are not limited to, significant changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base or its businesses, or a material negative change in its relationships with significant customers.

During the 2015 annual review of goodwill, management performed a two-step quantitative test for all of its reporting units. In evaluating goodwill for impairment using the two-step test, the Company uses a combination of valuation techniques primarily using discounted cash flows to estimate the fair values of its business reporting units and market based multiples as supporting evidence. The variables and assumptions used, all of which are level 3 fair value inputs, include the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions are determined separately for each reporting unit, and are based on the weighted average cost of capital for each of the Company’s reporting units, which ranged from 11.0% to 14.5% in 2015. In addition the Company makes certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. The underlying assumptions used are based on historical actual experience and future expectations. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. The Company also compares our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization, the Company re-evaluates and adjusts, if necessary, the assumptions underlying our Income and Market Approach models. Our estimate of the fair values of these reporting units, and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The change in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 is as follows:

	Distribution	Material Handling	Total
January 1, 2014	$505	$50,570	$51,075
Acquisitions	—	19,812	19,812
Foreign currency translation	—	(4,248)	(4,248)
December 31, 2014	505	66,134	66,639
Measurement period adjustments	—	(300)	(300)
Foreign currency translation	—	(2,304)	(2,304)
December 31, 2015	$505	$63,530	$64,035

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company performs an annual impairment assessment for the indefinite lived trade names which had a carrying value of $10,859 and $11,256 at December 31, 2015 and 2014, respectively. In performing this assessment the Company uses an income approach, based primarily on level 3 inputs, to estimate the fair value of the trade name. The Company records an impairment charge if the carrying value of the trade name exceeds the estimated fair value at the date of assessment.

Intangible assets at December 31, 2015 and 2014 consisted of the following:

		2015			2014
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade Names - Indefinite Lived		$10,859	$—	$10,859	$11,256	$—	$11,256
Trade Names	4.3	280	(142)	138	280	(110)	170
Customer Relationships	4.1	40,427	(16,165)	24,262	41,332	(7,964)	33,368
Technology	8.0	27,177	(5,166)	22,011	27,642	(2,552)	25,090
Patents	1.2	11,724	(10,464)	1,260	10,888	(8,538)	2,350
Non-Compete	0.0	—	—	—	150	(149)	1
		$90,467	$(31,937)	$58,530	$91,548	$(19,313)	$72,235

Intangible amortization expense was $9,802, $6,466 and $2,769 in 2015, 2014 and 2013, respectively. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $9,492 in 2016; $8,584 in 2017; $8,200 in 2018, $7,705 in 2019 and $4,972 in 2020.

4.  Discontinued Operations

On June 20, 2014, the Company completed the sale of the assets and associated liabilities of its wholly-owned subsidiaries WEK Industries, Inc. and Whiteridge Plastics LLC (collectively “WEK”) for approximately $20.7 million, which includes a working capital adjustment of approximately $0.8 million. Of the total proceeds from the sale of WEK, approximately $1.0 million was held in escrow until it was received in December 2015. The Company recorded a gain on the sale of WEK in 2014 of approximately $3.0 million, net of tax of $1.6 million, which was included in income (loss) from discontinued operations in the Consolidated Statements of Operations.

During the second quarter of 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on its core growth platforms. The Lawn and Garden business served the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The business was sold February 17, 2015 to an entity controlled by Wingate Partners V, L.P., a private equity firm, for $110.0 million, subject to a working capital adjustment. The sale of the Lawn & Garden business included manufacturing facilities and offices located in Twinsburg, Ohio; Middlefield, Ohio; Elyria, Ohio; Sparks, Nevada; Sebring, Florida; Brantford, Ontario; and Burlington, Ontario. The terms of the agreement include a $90.0 million cash payment, promissory

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

notes totaling $20.0 million that mature in August 2020, a 6% interest rate and approximately $8.6 million placed in escrow that is due to be settled by August 2016. The fair market value of the notes at February 17, 2015 was $17.8 million and is included in Notes Receivable in the accompanying Consolidated Statements of Financial Position, in which the carrying value represents the fair value at date of sale plus accretion as of December 31, 2015. The fair value of the notes receivable was calculated using level 2 inputs as defined in Note 1. A disagreement between the parties over the calculation of the final working capital adjustment was resolved by arbitration on March 9, 2016. As a result of the final ruling, the Company recorded an additional gain of $0.6 million, net of tax, in 2015. The final working capital adjustment will result in a cash payment to the buyer of approximately $4.0 million in 2016. The total gain on the sale of the Lawn and Garden business was $4.7 million, net of tax, during 2015 and is included in income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations.

Since the second quarter of 2014 and until the business was sold on February 17, 2015, the Lawn and Garden business met the held-for-sale criteria under the requirements of ASC 360, Property, Plant and Equipment. Accordingly, at December 31, 2014, the Company had classified and accounted for the assets and liabilities of the Lawn and Garden business as held for sale in the accompanying Consolidated Statements of Financial Position and the operating results of Lawn and Garden and WEK, for periods prior to the sale, net of tax, as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In addition, the Company performed a fair value assessment of the Lawn and Garden business. The fair value, determined as sales price less cost to sell the business, was less than its carrying value at December 31, 2014, resulting in an $18.9 million impairment charge reported as discontinued operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2014.

Summarized selected financial information for the Lawn and Garden business and WEK for the years ended December 31, 2015, 2014 and 2013 are presented in the following table:

	Year Ended
	December 31,
	2015*	2014**	2013
Net sales	$29,335	$204,716	$240,477
Loss from discontinued operations before income taxes	$(1,214)	$(30,038)	$(394)
Income tax (benefit) expense	(262)	(9,408)	46
Loss from discontinued operations	(952)	(20,630)	(440)
Net gain on sale of discontinued operations, inclusive of tax benefit of ($2.8 million) for the year ended December 31, 2015 and tax provision of $1.6 million for the year ended December 31, 2014	4,661	2,988	—
Income (loss) from discontinued operations, net of income taxes	$3,709	$(17,642)	$(440)

*	Includes Lawn and Garden operating results through February 17, 2015.
**	Includes WEK operating results through June 20, 2014.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The assets and liabilities of discontinued operations are stated separately as of December 31, 2014 in the Consolidated Statements of Financial Position and are comprised of the following items:

December 31, 2014
Assets
Accounts receivable-net	$29,794
Inventories	50,951
Prepaid expenses and other current assets	1,709
Goodwill	9,107
Patents and other intangible assets, net	6,030
Property, plant and equipment, net	38,168
Net asset impairment*	(18,858)
Other	874
Total Assets Held for Sale	$117,775

Liabilities
Accounts payable	$22,239
Accrued expenses and other liabilities	4,883
Total Liabilities Held for Sale	$27,122

*	Impairment includes the cumulative translation credit adjustment associated with the Lawn and Garden business.

The Lawn and Garden business restructuring plan, announced in July 2013, detailed the closure of two manufacturing plants: one in Brantford, Ontario and the second in Waco, Texas. The restructuring actions included closure, relocation and employee related costs. Through December 31, 2014, the Lawn and Garden business incurred approximately $14.0 million of severance charges and personnel costs under its restructuring plan. Restructuring actions under the plan have been completed.

Restructuring charges related to discontinued operations for the year ended 2015, 2014 and 2013 are presented in the following table:

	Year Ended December 31,
	2015	2014	2013*
Severance and personnel	$—	$1,743	$2,614
Other exit costs	—	3,762	6,189
Total	$—	$5,505	$8,803

*	Includes WEK restructuring charges of $0.2 million in 2013.

5.  Net Income (Loss) Per Common Share

Net income (loss) per common share, as shown on the accompanying Consolidated Statements of Operations, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	2015	2014	2013
Weighted average common shares outstanding basic	30,616,485	32,232,965	33,588,720
Dilutive effect of stock options and restricted stock	327,208	471,047	454,705
Weighted average common shares outstanding diluted	30,943,693	32,704,012	34,043,425

Options to purchase 463,200, 198,500 and 123,900 shares of common stock that were outstanding at December 31, 2015, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares, and were therefore anti-dilutive.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

6.  Restructuring

The charges related to various restructuring programs implemented by the Company are included in selling, general and administrative (“SG&A”) expenses and cost of sales depending on the type of cost incurred. The restructuring charges are presented in the following table.

	2015			2014			2013
Segment	Cost of sales	SG&A	Total	Cost of sales	SG&A	Total	Cost of sales	SG&A	Total
Distribution	$—	$124	$124	$—	$764	$764	$—	$194	$194
Material Handling	1,340	912	2,252	189	260	449	178	47	225
Corporate	—	35	35	—	—	—	—	17	17
Total	$1,340	$1,071	$2,411	$189	$1,024	$1,213	$178	$258	$436

In 2015, the Material Handling Segment consolidated two manufacturing plants, streamlined Brazilian operations, closed a Canadian branch operation and sold a product line. The Company recorded $2.3 million of restructuring cost for these initiatives, primarily related to severance and moving expenses for equipment and inventory.

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

No accruals remain related to restructuring programs as of December 31, 2015 and 2014.

7.  Other Accrued Expenses

As of December 31, 2015 and 2014, the balance in other accrued expenses is comprised of the following:

	2015	2014
Deposits and amounts due to customers	$9,351	$10,591
Dividends payable	4,190	4,267
Accrued litigation and professional fees	308	3,458
Other accrued expenses	9,379	7,856
	$23,228	$26,172

8.  Stock Compensation

The Company’s Amended and Restated 2008 Incentive Stock Plan (the “2008 Plan”) authorizes the Compensation Committee of the Board of Directors to issue up to 4,000,000 shares of various types of stock based awards including stock options, restricted stock, restricted stock units and stock appreciation rights to key employees and directors. Options granted and outstanding vest over the requisite service period and expire ten years from the date of grant.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The following tables summarize stock option activity in the past three years:

Options granted in 2015, 2014 and 2013:

Year	Options	Exercise Price
2015	208,200	$18.67
2014	209,500	$20.93
2013	323,400	$14.77

Options exercised in 2015, 2014 and 2013:

Year	Options	Exercise Price
2015	239,508	$9.97 to $17.02
2014	228,064	$9.97 to $17.02
2013	503,321	$8.00 to $18.62

In addition, options totaling 71,567, 43,252 and 164,528 expired or were forfeited during the years ended December 31, 2015, 2014 and 2013, respectively.

Options outstanding and exercisable at December 31, 2015, 2014 and 2013 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2015	1,409,881	$9.00 to $20.93	1,231,544	$13.47
2014	1,512,756	$9.00 to $20.93	1,066,219	$11.58
2013	1,574,572	$9.00 to $18.62	1,057,694	$11.48

Stock compensation expense reduced income before taxes approximately $4,934, $3,115 and $2,557 for the years ended December 31, 2015, 2014, and 2013, respectively. These expenses are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2015 was approximately $3,918 which will be recognized over the next three years, as such compensation is earned.

The fair value of options granted is estimated using an option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield rate is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole. In 2015, 2014 and 2013, the Company used the binomial lattice option pricing model based on assumptions set forth in the following table.

	2015	2014	2013
Risk free interest rate	2.10%	2.80%	1.86%
Expected dividend yield	2.90%	2.50%	2.40%
Expected life of award (years)	8.0	7.0	7.0
Expected volatility	50.00%	50.00%	50.00%
Fair value per option share	$6.03	$7.05	$5.39

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The following table provides a summary of stock option activity for the period ended December 31, 2015:

	Shares	Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,512,756	$13.24
Options Granted	208,200	18.67
Options Exercised	(239,508)	11.57
Canceled or forfeited	(71,567)	17.30
Outstanding at December 31, 2015	1,409,881	14.12	5.47	$1,904
Exercisable at December 31, 2015	1,231,544	$13.47	5.02	$1,904

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2015, 2014 and 2013 was $1,151, $1,744 and $2,588, respectively.

The following table provides a summary of combined restricted stock units and restricted stock activity for the year ended December 31, 2015:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2014	236,196
Granted	224,994	$16.65
Vested	(209,002)	16.55
Forfeited	(22,798)	18.63
Unvested shares at December 31, 2015	229,390	$16.68

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a two or three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At December 31, 2015, restricted stock awards had vesting periods up through December 2018.

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

In September 2015, a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) received a notice letter and related documents from EPA (the “Notice Letter”) formally informing Buckhorn that it considers it to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site. As a result of this Notice Letter, Buckhorn and the Company expect to engage in negotiations with EPA with respect to a draft Administrative Order proposed by EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) for the site to determine the extent of remediation necessary and the screening of alternatives. The Company recognized an expense of

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

$1.9 million, on an undiscounted basis, in 2011 related to performing a RI/FS. As part of the Notice Letter, EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mercury Mine site since 1993. These costs include approximately $0.5 million for an interim removal project at the New Idria Mercury Mine site completed by the EPA in November 2011. It is expected this removal action will be part of the final remediation strategy for the site. The Company currently expects to challenge EPA's past cost claims. The Company reserved an additional $1.3 million in 2015 related to the EPA claim, reflected as an increase in general and administrative expenses in the Consolidated Statements of Operations. Total payments of approximately $1.2 million have been made and charged against the reserve classified in Other Liabilities on the Consolidated Statements of Financial Position, which brings the total accrued balance related to this matter to $2.0 million at December 31, 2015. As negotiations with the EPA proceed with respect to the RI/FS, it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the negotiations with EPA, the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact the final remediation strategy has not yet been determined.

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

In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn. Buckhorn believed it was not responsible for any of the judgment because it was not a party to the Orbis license. Despite this belief, the Company recorded expense of $3.0 million during the third quarter of 2014 for the entire amount of the unpaid judgement. The United States Court of Appeals for the Federal Circuit reversed the judgment against Buckhorn on July 2, 2015, and found that Buckhorn was not liable to Orbis for any portion of the judgment entered in favor of Orbis. Accordingly, Myers reversed the accrual of $3.0 million during 2015, which was reflected as a reduction of general and administrative expenses. The Federal Circuit Court of Appeals rejected Orbis' petition for rehearing and rehearing en banc. All opportunities for Orbis to appeal have expired. The United States District Court for the Southern District of Ohio has now released Buckhorn’s appellate bond. Buckhorn is also pursuing legal action against SAS and SASS B.V. for fraudulently selling an exclusive patent license they could not sell and related claims. That case is now pending in United States District Court for the Southern District of New York. In August 2014, SASS B.V. informed Buckhorn that SAS may not have the financial ability to pay any judgment against it and provided financial statements to Buckhorn indicating SAS was in financial distress while SASS B.V. was financially stable. Given the uncertainty of SAS’s financial status, it is not known at this time what the likelihood of recovering from SAS (or SASS B.V.) would be in the event that there is a favorable outcome for Buckhorn in the New York court.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

10.  Long-Term Debt and Loan Agreements

Long-term debt at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Loan Agreement	$93,512	$137,109
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	29,000
5.45% Senior Unsecured Notes due 2026	20,000	20,000
	193,512	237,109
Less unamortized deferred financing costs	506	680
	$193,006	$236,429

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

Under the terms of the Loan Agreement, the Company may borrow up to $300.0 million, reduced for letters of credit issued. As of December 31, 2015, the Company had $202.2 million available under the Loan Agreement. The Company had $4.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at December 31, 2015. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement. The average interest rate on borrowings under our loan agreements were 4.59% for 2015 and 4.00% for 2014, which includes a quarterly facility fee on the used and unused portion.

On October 22, 2013, the Company entered into a note purchase agreement for the private placement of Senior Unsecured Notes totaling $100 million with a group of investors. The four series of notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and expiring between 2021 and 2026. At December 31, 2013, the Company had received $11 million of its 5.25% Senior Unsecured Notes due January 15, 2024 under the note purchase agreement. The remaining proceeds of $89 million under the note purchase agreement were subsequently received in January 2014. At December 31, 2015, $100 million was outstanding.

Long-term debt of $193.0 million at December 31, 2015 includes $0.5 million of unamortized deferred financing costs, which is accounted for as a debt valuation account. Amounts outstanding at December 31, 2015 under the Loan Agreement and note purchase agreement mature in 2018 and 2021 to 2026, respectively.

As of December 31, 2015, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Senior Unsecured Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of December 31, 2015 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	7.52
Leverage Ratio	3.25 to 1 (maximum)	2.55

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

11.  Income Taxes

The effective tax rate from continuing operations was 35.7% in 2015, 36.4% in 2014 and 33.5% in 2013. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2015	2014	2013
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes - net of Federal tax benefit	0.2	(4.5)	2.9
Foreign tax rate differential	(2.4)	1.8	(0.2)
Domestic production deduction	(4.0)	(6.6)	(3.1)
Non-deductible expenses	4.9	7.0	1.3
Changes in unrecognized tax benefits	(1.8)	(2.5)	(0.2)
Foreign tax incentives	(2.3)	(3.0)	(2.2)
Valuation allowances	4.8	9.0	—
Other	1.3	0.2	—
Effective tax rate for the year	35.7%	36.4%	33.5%

Income from continuing operations before income taxes was attributable to the following sources:

	2015	2014	2013
United States	$19,546	$21,074	$38,089
Foreign	2,316	(6,991)	1,696
Totals	$21,862	$14,083	$39,785

Income tax expense (benefit) from continuing operations consisted of the following:

	2015		2014		2013
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$6,677	$(368)	$8,298	$(1,208)	$13,273	$(1,413)
Foreign	504	783	(277)	(710)	629	(920)
State and local	943	(730)	(234)	(747)	2,170	(396)
	$8,124	$(315)	$7,787	$(2,665)	$16,072	$(2,729)

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Significant components of the Company’s deferred taxes as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred income tax liabilities
Property, plant and equipment	$12,989	$11,629
Tax-deductible goodwill	7,871	7,728
Non-deductible intangibles	282	1,843
State deferred taxes	212	687
Other	1,010	483
	22,364	22,370
Deferred income tax assets
Compensation	7,081	6,716
Inventory valuation	945	636
Allowance for uncollectible accounts	194	260
Non-deductible accruals	3,892	2,631
Other	—	15
Net operating loss carryforwards	4,715	5,050
	16,827	15,308
Valuation Allowance	(3,664)	(4,326)
	13,163	10,982
Net deferred income tax liability	$9,201	$11,388

ASC 740 Income Taxes requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. At December 31, 2015, the Company has deferred tax assets of $4.7 million resulting from $14.2 million of foreign net operating tax loss carryforwards, as well as $3.7 million of related valuation allowances primarily related to Brazil. These net operating tax loss carryforwards will begin to expire in 2034.

The following table summarizes the activity related to the Company’s valuation allowance:

	2015	2014	2013
Balance at January 1	$(4,326)	$(4,264)	$(5,128)
(Charged) Credited to Expense	(763)	414	25
Net write-offs	—	—	—
Foreign currency translation adjustment	1,425	(476)	839
Balance at December 31	$(3,664)	$(4,326)	$(4,264)

No provision has been recorded for unremitted earnings of foreign subsidiaries as it is the Company’s intention to indefinitely reinvest the earnings of those subsidiaries. Accordingly, at December 31, 2015, the Company had not recorded a deferred tax liability related to investments in its foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences was estimated to be approximately $16.4 million and may become taxable in the U.S. upon a repatriation of assets or a sale or liquidation of the subsidiaries. It is not practical to estimate the related amount of unrecognized tax liability.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2015	2014	2013
Balance at January 1	$483	$840	$910
Increases related to current year tax positions	—	—	—
Increases related to previous year tax positions	151	5	—
Reductions due to lapse of applicable statute of limitations	(483)	(362)	(48)
Reduction due to settlements	—	—	(22)
Balance at December 31	$151	$483	$840

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.2 million, $0.5 million and $0.8 million at December 31, 2015, 2014 and 2013, respectively. The amount of accrued interest expense included as a liability within the Company’s Consolidated Statements of Financial Position was less than $0.1 million for December 31, 2015 and 2014 and $0.1 million for December 31, 2013. The December 31, 2015 balance of unrecognized tax benefits includes approximately $0.2 million of unrecognized tax benefits for which it is reasonably possible that they will be recognized within the next twelve months. This amount represents a decrease in unrecognized benefits related to expiring statutes in U.S. Federal and state jurisdictions.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns.  As of December 31, 2015 the Company is no longer subject to U.S. Federal examinations by tax authorities for tax years before 2012. The Company is subject to state and local examinations for tax years of 2011 through 2015. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2010 through 2015.

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

Net periodic pension cost for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Interest cost	$272	$280	$259
Expected return on assets	(332)	(371)	(333)
Amortization of net loss	88	45	111
Net periodic pension cost	$28	$(46)	$37

The reconciliation of changes in projected benefit obligations are as follows:

	2015	2014
Projected benefit obligation at beginning of year	$7,167	$6,150
Interest cost	272	280
Actuarial (gain) loss	(496)	1,235
Expenses paid	(89)	(95)
Benefits paid	(389)	(403)
Projected benefit obligation at end of year	$6,465	$7,167
Accumulated benefit obligation at end of year	$6,465	$7,167

The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

	2015	2014	2013
Discount rate for net periodic pension cost	3.90%	4.70%	3.75%
Discount rate for benefit obligations	4.30%	3.90%	4.70%
Expected long-term return of plan assets	7.50%	8.00%	8.00%

The expected long-term rate of return assumption is based on the actual historical rate of return on assets adjusted to reflect recent market conditions and future expectations consistent with the Company’s current asset allocation and investment policy. This policy provides for aggressive capital growth balanced with moderate income production. Though inherent risks of equity exposure exist, returns generally are less volatile than maximum growth programs. The assumed discount rates represent long-term high quality corporate bond rates commensurate with the liability duration of the plan.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The following table reflects the change in the fair value of the plan’s assets:

	2015	2014
Fair value of plan assets at beginning of year	$5,713	$5,577
Actual return on plan assets	60	316
Company contributions	148	318
Expenses paid	(89)	(95)
Benefits paid	(389)	(403)
Fair value of plan assets at end of year	$5,443	$5,713

The fair value of plan assets are all categorized as level 1 and were determined based on period end closing, quoted prices in active markets.

The weighted average asset allocations at December 31, 2015 and 2014 are as follows:

	2015	2014
U.S. Equities securities	83%	82%
U.S. Debt securities	15%	17%
Cash	2%	1%
Total	100%	100%

The following table provides a reconciliation of the funded status of the plan at December 31, 2015 and 2014:

	2015	2014
Projected benefit obligation	$6,465	$7,167
Plan assets at fair value	5,443	5,713
Funded status	$(1,022)	$(1,454)

The funded status shown above is included in other long-term liabilities in the Company’s Consolidated Statements of Financial Position at December 31, 2015 and 2014. The Company doesn’t expect to make a contribution to the plan in 2016.

Benefit payments projected for the plan are as follows:

2016	$378
2017	374
2018	366
2019	371
2020	376
2021-2025	1,898

The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of $2,363, $3,018 and $2,802 in 2015, 2014 and 2013, respectively.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain participating senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Expense (income) related to the SERP was approximately $188, $402, and $(152) for the years ended December 2015, 2014 and 2013, respectively. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 4.30% at December 31, 2015 and 3.90% at December 31, 2014. The SERP liability was approximately $4,174 and $4,280 at December 31, 2015 and 2014, respectively, and is included in Accrued Employee Compensation and Other Long-Term Liabilities on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

13.  Leases

The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $4,222, $4,708 and $4,199 for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum rental commitments are as follows:

Year Ended December 31,	Commitment
2016	$3,904
2017	2,111
2018	1,010
2019	457
2020	454
Thereafter	1,322
Total	$9,258

14.  Industry Segments

Using the criteria of ASC 280, Segment Reporting, the Company manages its business under two operating segments, Material Handling and Distribution, consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions. None of the reportable segments include operating segments that have been aggregated.  These segments contain individual business components that have been combined on the basis of common management, customers, products, production processes and other economic characteristics. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up.

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

Total sales from foreign business units and export to countries outside the U.S. were approximately $105.6 million, $110.4 million, and $95.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Sales made to customers in Brazil accounted for approximately 4.7% of total net sales in 2015, 7.3% in 2014 and 8.2% in 2013. Sales made to customers in Canada accounted for approximately 5.2% of total net sales in 2015, 4.2% in 2014 and 3.3% in 2013. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, consisting of property, plant and equipment, were approximately $33.2 million at December 31, 2015 and $44.8 million at December 31, 2014.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

	2015	2014	2013
Net Sales
Material Handling	$414,030	$432,054	$380,605
Distribution	187,637	191,873	204,460
Intra-segment elimination	(129)	(278)	(332)
	$601,538	$623,649	$584,733
Income from Continuing Operations Before Income Taxes
Material Handling	$49,762	$31,903	$47,428
Distribution	16,114	16,024	21,727
Corporate	(35,015)	(25,309)	(24,839)
Interest expense - net	(8,999)	(8,535)	(4,531)
	$21,862	$14,083	$39,785
Identifiable Assets
Material Handling	$335,506	$370,501	$240,897
Distribution	58,772	57,523	63,340
Corporate	35,638	19,034	4,652
Discontinued Operations	—	117,775	160,568
	$429,916	$564,833	$469,457
Capital Additions, Net
Material Handling	$21,422	$22,197	$18,787
Distribution	1,795	1,786	915
Corporate	510	187	1,007
	$23,727	$24,170	$20,709
Depreciation and Amortization
Material Handling	$32,667	$29,013	$21,728
Distribution	998	1,022	859
Corporate	1,314	1,137	941
	$34,979	$31,172	$23,528

15.  Summarized Quarterly Results of Operations (Unaudited)

Thousands of Dollars, Except Per Share Data

Quarter Ended 2015	March-31	June-30	September-30	December-31	Total
Net Sales	$156,348	$164,335	$141,661	$139,194	$601,538
Gross Profit	45,757	50,581	41,686	40,254	178,278
Income (loss) from continuing operations(1)	2,622	10,925	631	(125)	14,053
Income (loss) from discontinued operations, net(2)	2,617	494	(298)	896	3,709
Net income(1)(2)	5,239	11,419	333	771	17,762
Income (loss) per common share from continuing operations:
Basic*	$0.08	$0.35	$0.02	$—	$0.46
Diluted*	$0.08	$0.35	$0.02	$—	$0.45
Income (loss) per common share from discontinued operations:
Basic*	$0.08	$0.02	$(0.01)	$0.03	$0.12
Diluted*	$0.08	$0.02	$(0.01)	$0.03	$0.12
Net income per share:
Basic*	$0.16	$0.37	$0.01	$0.03	$0.58
Diluted*	$0.16	$0.37	$0.01	$0.03	$0.57

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Quarter Ended 2014	March-31	June-30	September-30	December-31	Total
Net Sales	$150,485	$152,784	$162,109	$158,271	$623,649
Gross Profit	42,071	42,532	39,961	36,715	161,279
Income (loss) from continuing operations(3)	4,763	6,327	(3,618)	1,489	8,961
Income (loss) from discontinued operations, net(4)	(4,083)	(578)	875	(13,856)	(17,642)
Net income (loss)(3)(4)	680	5,749	(2,743)	(12,367)	(8,681)
Income (loss) per common share from continuing operations:
Basic*	$0.14	$0.20	$(0.11)	$0.05	$0.28
Diluted*	$0.14	$0.19	$(0.11)	$0.05	$0.27
Income (loss) per common share from discontinued operations:
Basic*	$(0.12)	$(0.02)	$0.02	$(0.44)	$(0.55)
Diluted*	$(0.12)	$(0.02)	$0.02	$(0.44)	$(0.54)
Net income (loss) per share:
Basic*	$0.02	$0.18	$(0.09)	$(0.39)	$(0.27)
Diluted*	$0.02	$0.17	$(0.09)	$(0.39)	$(0.27)

(1)

During the quarter ended September 30, 2015, the Company recorded an out of period adjustment of $1.1 million ($0.7 million after tax) related to stock compensation expense. In addition, the Company reserved an additional $1.3 million in Other Liabilities related to the EPA claim related to the New Idria Mercury Mine during the quarter ended September 30, 2015.

(2)

A gain on the sale of the Lawn and Garden business of $3.8 million was recognized during the first quarter of 2015 and an additional gain of $0.9 million was recognized in the fourth quarter of 2015. These gains are included in income from discontinued operations in the accompanying Consolidated Statements of Operations.

(3)

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

(4)

During the quarter ended December 31, 2014, the Company recorded an $18.9 million impairment charge attributable to assets held-for-sale at year end.  Refer to Note 4 to the Consolidated Financial Statements.

*	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to the computation of weighted shares outstanding during the period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2015 as a result of the material weakness in the Company’s internal control over financial reporting related to inventory valuation as described below.

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

Changes in Internal Control Over Financial Reporting

As previously disclosed under Item 9A - Controls and Procedures on Form 10-K for the year ended December 31, 2014, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represented two material weaknesses in internal control over (1) the inventory process at our Brazilian operations and (2) the financial statement close process, including insufficient management oversight and monitoring of the controls at our Brazilian operations as of December 31, 2014. Specifically, the management review controls performed at our Brazilian operations were not performed at an appropriate level of precision and as a result, failed to detect errors or identify inadequate support for inventory account balances and the inventory costing process. The financial statement close process at our Brazilian operations lacked sufficient review controls over account reconciliations and manual journal entries to ensure that account balances and journal entries were supported by accurate and complete information. Additionally, the financial statement close process did not include adequately designed controls to provide for sufficient oversight and monitoring by Segment and Corporate management to detect the errors within our Brazilian operations resulting from the inadequate review controls over account reconciliations and journal entries.

We have taken actions during 2015 to address the underlying causes of these deficiencies at our Brazilian operations. We enhanced our complement of resources at our Brazilian operations with accounting and internal control knowledge through additional hiring and training to implement and perform additional controls over the preparation and review of account reconciliations and approval of manual journal entries. We implemented revised policies and procedures associated with the preparation and retention of supporting documentation for account reconciliations as well as the review and approval of manual journal entries prior to posting to the general ledger. As it relates to inventory, we implemented new processes, procedures and controls: i) to adequately complete and review monthly reconciliations of inventory perpetual records to the general ledger; ii) to address the proper treatment of reconciling items identified related to inventory; iii) to complete three physical inventory counts at each location in Brazil during 2015, with a plan to complete quarterly physical counts in the future until the perpetual inventory records can be completely relied upon; and iv) to ensure the accuracy of the costing of inventory. Finally, we implemented additional controls to enhance oversight of the financial function in the Brazilian entities and reinforce the need for open communication as issues arise.

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting for 2015 includes the internal controls of Scepter, which was excluded in 2014 in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition. The Company acquired Scepter on July 2, 2014.

There have been no changes, other than the above noted remediation of control deficiencies at our Brazilian operations, in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management identified deficiencies in the operating effectiveness of the Company’s internal control over financial reporting over the valuation of inventory in the Material Handling segment, which when aggregated, represents a material weakness. Specifically, management review controls, including segment monitoring controls over the LIFO reserve calculation and capitalization of variances into inventory, were not performed at an appropriate level of precision and as a result, failed to detect errors in the valuation of inventory in 2015. As a result of these deficiencies, the Company was required to record adjustments to its 2015 consolidated financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
Management’s Remediation Plan

During 2016, certain actions are being implemented to remediate the above mentioned material weakness in our Material Handling segment, including: improving processes, enhancing management’s review controls to an appropriate level of precision and supplementing the technical competence of our accounting staff with additional training and resources.

R. David Banyard	Greggory W. Branning
President and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Myers Industries, Inc. and Subsidiaries

We have audited Myers Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Myers Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the inventory valuation process in the Material Handling segment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 14, 2016, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Myers Industries, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP

Akron, Ohio

March 14, 2016

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

For information about the directors of the Company, see the sections titled “Nominees”, “Director Independence”, “Committees of the Board”, Committee Charters and Policies”, Shareholder Nominations of Director Candidates” and “Corporate Governance Policies” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 22, 2016 (“Proxy Statement”), which is incorporated herein by reference.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the sections titled “Security Ownership of Certain Beneficial Owners and Management,” and “Election of Directors” of the Proxy Statement, which are incorporated herein by reference.

	(A)		(B)		(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	1,639,271	(1)	$14.12	(2)	1,765,787
Equity Compensation Plans Not Approved by Security Holders	–0–		–0–		–0–
Total	1,639,271				1,765,787

(1)	This information is as of December 31, 2015 and includes outstanding stock option and restricted share awards granted under the 2008 Incentive Stock Plan and 1999 Incentive Stock Plan.
(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted share awards, which do not have an exercise price.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.(A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Operations For The Years Ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Financial Position As of December 31, 2015 and 2014
•	Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Cash Flows For The Years Ended December 31, 2015, 2014 and 2013
•	Notes to Consolidated Financial Statements For The Years Ended December 31, 2015, 2014 and 2013

15.(A)(2) Financial Statement Schedules

All schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15.(A)(3) Exhibits

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
10(f)

Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan, effective August 12, 2015. Reference is made to the Exhibit 10.1 to Form 8-K filed with the Commission on August 14, 2015.*

10(g)	Severance Agreement between Myers Industries, Inc. and Gregg Branning dated September 1, 2012. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on September 4, 2012.*
10(h)	Severance Agreement between Myers Industries, Inc. and John C. Orr effective June 1, 2011. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 7, 2011.*
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

10(r)	Amended and Restated 2008 Incentive Stock Plan of the Company, effective as of March 5, 2015. Reference is made to the Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2015.*
10(s)

Second Amendment to Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., the foreign subsidiary borrowers, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated May 19, 2015. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on May 26, 2015

10(t)	Severance Agreement between the Company and R. David Banyard, entered into as of December 7, 2015. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 8, 2015.*
10(u)	Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and R. David Banyard dated December 7, 2015.* (filed herewith)
10(v)	Form of Stock Unit Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Named Executive Officers.* (filed herewith)
10(w)	Form of Stock Unit Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Eligible Employees.* (filed herewith)
10(x)	Form of Stock Unit Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Director Awards.* (filed herewith)
10(y)	Form of Option Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Named Executive Officers.* (filed herewith)
10(z)	Form of Option Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Eligible Employees.* (filed herewith)
10(aa)	Form of Long Term Cash Award Agreement under the Performance Bonus Plan.* (filed herewith)
10(ab)	Stock Unit Award Agreement (three-year vest period) under the Amended and Restated 2008 Incentive Stock Plan for R. David Banyard dated December 7, 2015.* (filed herewith)
10(ac)	Stock Unit Award Agreement (two-year vest period) under the Amended and Restated 2008 Incentive Stock Plan for R. David Banyard dated December 7, 2015.* (filed herewith)
14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14 to Form 8-K filed with the Commission on March 11, 2014.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification of R. David Banyard, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Greggory W. Branning, Senior Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of R. David Banyard, President and Chief Executive Officer, and Greggory W. Branning, Senior Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL includes: (i) Consolidated Statements of Financial Position (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE	TITLE	DATE
/s/ R. David Banyard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
R. DAVID BANYARD
/s/ Greggory W. Branning	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 14, 2016
GREGGORY W. BRANNING

/s/ Philip T. Blazek	Director	March 14, 2016
PHILIP T. BLAZEK

/s/ Sarah R. Coffin	Director	March 14, 2016
SARAH R. COFFIN

/s/ John B. Crowe	Director	March 14, 2016
JOHN B. CROWE

/s/ William A. Foley	Director	March 14, 2016
WILLIAM A. FOLEY

/s/ Robert B. Heisler, Jr.	Director	March 14, 2016
ROBERT B. HEISLER, JR.

/s/ F. Jack Liebau, Jr.	Director	March 14, 2016
F. JACK LIEBAU, JR.

/s/ Bruce M. Lisman	Director	March 14, 2016
BRUCE M. LISMAN

/s/ Robert A. Stefanko	Director	March 14, 2016
ROBERT A. STEFANKO