Form 10-Q
period 2016-03-31
MYERS INDUSTRIES INC
filed 2016-05-02
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2016
Common Stock, without par value	29,618,685 shares

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015
Net sales	$151,205	$156,348
Cost of sales	103,034	110,591
Gross profit	48,171	45,757
Selling, general and administrative expenses	38,497	39,041
Impairment charges	8,545	—
Operating income	1,129	6,716
Interest expense, net	2,019	2,702
Income (loss) from continuing operations before income taxes	(890)	4,014
Income tax expense	2,446	1,392
Income (loss) from continuing operations	(3,336)	2,622
Income (loss) from discontinued operations, net of income tax	(57)	2,617
Net income (loss)	$(3,393)	$5,239
Income (loss) per common share from continuing operations:
Basic	$(0.11)	$0.08
Diluted	$(0.11)	$0.08
Income (loss) per common share from discontinued operations:
Basic	$—	$0.08
Diluted	$—	$0.08
Net income (loss) per share:
Basic	$(0.11)	$0.16
Diluted	$(0.11)	$0.16
Dividends declared per share	$0.14	$0.14

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income (loss)	$(3,393)	$5,239
Other comprehensive income (loss)
Foreign currency translation adjustment	4,915	(23,010)
Total other comprehensive income (loss), net of income tax	4,915	(23,010)
Comprehensive income (loss)	$1,522	$(17,771)

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2016	2015
Assets
Current Assets
Cash	$5,601	$7,344
Restricted cash	8,627	8,627
Accounts receivable, less allowances of $724 and $559, respectively	85,339	77,633
Inventories
Finished and in-process products	44,273	39,840
Raw materials and supplies	15,939	14,898
	60,212	54,738
Prepaid expenses and other assets	4,823	5,966
Total Current Assets	164,602	154,308
Other Assets
Goodwill	59,605	64,035
Intangible assets, net	56,224	58,530
Deferred income taxes	93	840
Notes receivable	18,062	17,981
Other	2,618	2,324
	136,602	143,710
Property, Plant and Equipment, at Cost
Land	8,681	7,960
Buildings and leasehold improvements	63,564	62,519
Machinery and equipment	340,091	345,277
	412,336	415,756
Less allowances for depreciation and amortization	(283,933)	(284,983)
Property, plant and equipment, net	128,403	130,773
Total Assets	$429,607	$428,791

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2016	2015
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$55,443	$71,310
Accrued expenses
Employee compensation	16,192	17,832
Income taxes	1,881	—
Taxes, other than income taxes	1,622	1,733
Accrued interest	1,522	2,709
Other	18,022	23,228
Total Current Liabilities	94,682	116,812
Long-term debt	218,471	191,881
Other liabilities	10,836	12,354
Deferred income taxes	9,827	10,041
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 29,575,807 and 29,521,566; net of treasury shares of 8,376,650 and 8,430,891, respectively)	17,939	17,895
Additional paid-in capital	197,274	196,743
Accumulated other comprehensive loss	(34,195)	(39,110)
Retained deficit	(85,227)	(77,825)
Total Shareholders’ Equity	95,791	97,703
Total Liabilities and Shareholders’ Equity	$429,607	$428,791

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2016	$17,895	$196,743	$(39,110)	$(77,825)	$97,703
Net income (loss)	—	—	—	(3,393)	(3,393)
Foreign currency translation adjustment	—	—	4,915	—	4,915
Shares issued under incentive plans, net of shares withheld for tax	44	(500)	—	—	(456)
Stock compensation expense	—	1,137	—	—	1,137
Tax benefit from stock-based compensation	—	(106)	—	—	(106)
Declared dividends - $.14 per share	—	—	—	(4,009)	(4,009)
Balance at March 31, 2016	$17,939	$197,274	$(34,195)	$(85,227)	$95,791

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$(3,393)	$5,239
Income (loss) from discontinued operations, net of income taxes	(57)	2,617
Income (loss) from continuing operations	(3,336)	2,622
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities
Depreciation	6,000	6,489
Amortization	2,499	2,638
Non-cash stock compensation	1,282	966
Deferred taxes	(967)	(1,705)
Tax benefit from stock-based compensation	106	(214)
Impairment charges	8,545	—
Other	214	61
Payments on performance based compensation	(1,699)	(1,219)
Accrued interest income on note receivable	(301)	—
Other long-term liabilities	427	2,734
Cash flows provided by (used for) working capital
Accounts receivable	(6,766)	(5,840)
Inventories	(4,774)	(4,264)
Prepaid expenses and other assets	1,143	(569)
Accounts payable and accrued expenses	(13,690)	(19,617)
Net cash provided by (used for) operating activities - continuing operations	(11,317)	(17,918)
Net cash provided by (used for) operating activities - discontinued operations	—	(9,761)
Net cash provided by (used for) operating activities	(11,317)	(27,679)
Cash Flows From Investing Activities
Capital expenditures	(7,140)	(4,657)
Proceeds from sale of property, plant and equipment	6	15
Proceeds (payments) related to sale of business	(4,034)	69,787
Net cash provided by (used for) investing activities - continuing operations	(11,168)	65,145
Net cash provided by (used for) investing activities - discontinued operations	—	(581)
Net cash provided by (used for) investing activities	(11,168)	64,564
Cash Flows From Financing Activities
Net borrowing (repayments) on credit facility	24,999	(27,700)
Cash dividends paid	(4,079)	(4,184)
Proceeds from issuance of common stock	47	964
Tax benefit from stock-based compensation	(106)	214
Repurchase of common stock	—	(6,577)
Shares withheld for employee taxes on equity awards	(502)	(560)
Net cash provided by (used for) financing activities - continuing operations	20,359	(37,843)
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	20,359	(37,843)
Foreign exchange rate effect on cash	383	2
Net increase (decrease) in cash	(1,743)	(956)
Cash at January 1	7,344	4,676
Cash at March 31	$5,601	$3,720

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except where otherwise indicated)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2016, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2016.

Accounting Standards Adopted

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments in relation to business combinations. Under existing standards, the measurement-period adjustments are calculated as if they were known at the acquisition date, and are recognized by revising information in prior periods. Under the new standard, measurement-period adjustments continue to be calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined, with no revisions to prior periods relating to the business combination. In addition to the current disclosure requirement explaining the nature and amount of the measurement-period adjustments, additional disclosures will be required to explain the impact on current period income statement line items of adjustments that would have been recognized in prior periods if such period information had been revised. ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, with early adoption permitted. Adoption of ASU 2015-16 in the first quarter of 2016 did not have an impact on the Company's results of operations, cash flows or financial position.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-03) - Simplifying the Presentation of Debt Issuance Costs, which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. The Company adopted ASU 2015-03 retrospectively in the first quarter of 2016. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $1,051 and $1,125 as of March 31, 2016 and December 31, 2015, respectively, from other non-current assets to a reduction of long-term debt in the Condensed Consolidated Statements of Financial Position (Unaudited). Adoption of ASU 2015-03 did not have an impact on the Company’s results of operations or cash flows.

Accounting Standards Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

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

The fair value of debt under the Company’s Loan Agreement approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At March 31, 2016 and December 31, 2015, the aggregate fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $105.8 million and $102.1 million, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2016	$(37,447)	$(1,663)	$(39,110)
Other comprehensive income (loss) before reclassifications	4,915	—	4,915
Net current-period other comprehensive income (loss)	4,915	—	4,915
Balance at March 31, 2016	$(32,532)	$(1,663)	$(34,195)

Balance at January 1, 2015	$(9,825)	$(1,863)	$(11,688)
Other comprehensive income (loss) before reclassifications	(12,519)	—	(12,519)
Amounts reclassified from accumulated other comprehensive loss (1)	(10,491)	—	(10,491)
Net current-period other comprehensive income (loss)	(23,010)	—	(23,010)
Balance at March 31, 2015	$(32,835)	$(1,863)	$(34,698)

(1)	Cumulative translation adjustment associated with the sale of the Lawn and Garden business was included in the carrying value of assets disposed of.

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

2.  Impairment Charges

During the first quarter of 2016, the Company reviewed its long-lived assets, intangible assets and goodwill at Plasticos Novel do Nordeste S.A. (”Novel”), a reporting unit within the Material Handling Segment, for impairment. The testing for impairment was performed as a result of the presence of impairment indictors resulting from the communication of a reduction in capital spending in the near-term from a significant customer in March 2016, which resulted in a significant reduction in Novel’s forecasted revenue and income.

The Company first conducted a review for impairment of indefinite-lived intangibles and other long-lived assets related to Novel, including amortizable intangible assets and fixed assets which indicated that the carrying amounts of such assets may not be recoverable and required an assessment of fair value of the assets for purposes of measuring an impairment charge. The estimated fair value of indefinite-lived intangibles was determined using a relief from royalty payments income approach method and the other long-lived assets was determined, in part, using an analysis of projected cash flows, a market approach and a cost approach. These valuation methods use Level 3 inputs under the fair value hierarchy discussed in Note 1.

To test for potential impairment for goodwill, the Company performed an interim impairment test as of March 31, 2016. The step one goodwill impairment test was performed using a discounted cash flow (”DCF”) valuation model. The significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the testing date for market participants in the industry in which the Novel reporting unit operates. Based on the estimated fair value generated by the DCF model, the Novel reporting unit’s fair value did not exceed its carrying value as of March 31, 2016 and therefore a step two analysis is required to be performed. The decline in fair value of the reporting unit resulted primarily from lower

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

projected operating results and cash flows than those utilized from the 2015 annual impairment test, directly related to the triggering event outlined above. A preliminary step two analysis has been completed to allocate estimated fair value to assets and liabilities in order to estimate an implied value of goodwill.

As a result of these impairment reviews, the Company concluded that the goodwill, intangibles and other long-lived assets related to Novel were impaired as of March 2016 and recorded an estimated non-cash impairment charge of $8.5 million, which was reported in impairment charges in the Condensed Consolidated Statements of Operations (Unaudited). Due to the length of time necessary to measure the impairment of intangible and other long-lived assets, the impairment analysis is not complete and is subject to change. The Company expects to finalize this fair value analysis in the second quarter and any revision to the estimated impairment charge will be recorded at that time.

3.  Discontinued Operations

During the second quarter of 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on its core growth platforms. The Lawn and Garden business served the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The business was sold February 17, 2015 to an entity controlled by Wingate Partners V, L.P., a private equity firm, for $110.0 million, subject to a working capital adjustment. The sale of the Lawn & Garden business included manufacturing facilities and offices located in Twinsburg, Ohio; Middlefield, Ohio; Elyria, Ohio; Sparks, Nevada; Sebring, Florida; Brantford, Ontario; and Burlington, Ontario. The terms of the agreement include a $90.0 million cash payment, promissory notes totaling $20.0 million that mature in August 2020 with a 6% interest rate and approximately $8.6 million placed in escrow that is due to be settled by August 2016. The fair market value of the notes at February 17, 2015 was $17.8 million and is included in notes receivable in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited), in which the carrying value represents the fair value at date of sale plus accretion as of March 31, 2016. The fair value of the notes receivable was calculated using level 2 inputs as defined in Note 1. A disagreement between the parties over the calculation of the final working capital adjustment was resolved by arbitration on March 9, 2016. As a result of the final ruling, the Company recorded an additional gain of $0.6 million, net of tax, in the fourth quarter of 2015. The final working capital adjustment resulted in a cash payment to the buyer of approximately $4.0 million in the first quarter of 2016. A gain on sale of $3.8 million, net of tax, was included in income (loss) from discontinued operations, net of income taxes in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2015.

Summarized selected financial information for the Lawn and Garden business for the three months ended March 31, 2016 and 2015 are presented in the following table:

	For the Three Months Ended March 31,
	2016	2015*
Net sales	$—	$29,335
Loss from discontinued operations before income taxes	$—	$(963)
Income tax expense	—	254
Loss from discontinued operations	—	(1,217)
Gain (loss) on sale of discontinued operations, inclusive of tax benefit of ($29) and ($2,191), respectively	(57)	3,834
Income (loss) from discontinued operations, net of income taxes	$(57)	$2,617

*	Includes Lawn and Garden operating results through February 17, 2015.

4.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 40 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

subject to many factors beyond management’s control, estimated interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of March 31, 2016.

5.  Other Accrued Expenses

The balance in other accrued expenses is comprised of the following:

	March 31,	December 31,
	2016	2015
Deposits and amounts due to customers	$7,577	$9,351
Dividends payable	4,085	4,190
Accrued litigation and professional fees	1,171	308
Other accrued expenses	5,189	9,379
	$18,022	$23,228

6.  Goodwill and Intangible Assets

The change in goodwill for the three months ended March 31, 2016 was as follows:

	Distribution	Material Handling	Total
January 1, 2016	$505	$63,530	$64,035
Foreign currency translation	—	1,246	1,246
Impairment charges	—	(5,676)	(5,676)
March 31, 2016	$505	$59,100	$59,605

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite-lived trade names which had a carrying value of $10.8 million and $10.9 million at March 31, 2016 and December 31, 2015, respectively.

See Note 2 for discussion of goodwill, trade name and other long-lived asset impairment charges in the first quarter of 2016.

7.  Net Income (Loss) Per Common Share

Net income (loss) per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding basic	29,547,514	31,026,468
Dilutive effect of stock options and restricted stock	—	344,244
Weighted average common shares outstanding diluted	29,547,514	31,370,712

There were 2,136,840 stock-based awards excluded from the computation of net loss per common share for the three months ended March 31, 2016 due to the Company's net loss for the period. Options to purchase 400,866 shares of common stock that were outstanding for the three months ended March 31, 2015 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

8.  Stock Compensation

The Company’s Amended and Restated 2008 Incentive Stock Plan (the “2008 Plan”) authorizes the Compensation Committee of the Board of Directors to issue up to 4,000,000 shares of various types of stock-based awards including stock options, restricted stock, restricted stock units and stock appreciation rights to key employees and directors. Options granted and outstanding vest over the requisite service period and expire ten years from the date of grant.

Stock compensation expense reduced income before taxes approximately $1.3 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. These expenses are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at March 31, 2016 was approximately $3.7 million which will be recognized over the next three years, as such compensation is earned.

Stock Options

The fair value of options granted is estimated using a binomial lattice option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the contractual term. The dividend yield rate is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole. The suboptimal exercise factor is based on historical and estimated option exercise behavior.

Risk free interest rate	1.80%
Expected dividend yield	4.60%
Suboptimal exercise factor	1.57
Expected volatility	50.00%
Fair value per option	$3.45

The following table provides a summary of stock option activity for the three months ended March 31, 2016:

	Shares	Average Exercise Price	Weighted Average Life (in Years)
Outstanding at January 1, 2016	1,409,881	$14.12
Options granted	271,350	11.62
Options exercised	(1,111)	10.28
Canceled or forfeited	(9,983)	19.32
Outstanding at March 31, 2016	1,670,137	13.69	5.97
Exercisable at March 31, 2016	1,375,024	$13.78	5.18

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was less than $0.1 million and $0.5 million, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Restricted Stock Units

The following table provides a summary of restricted stock unit activity for the three months ended March 31, 2016:

	Shares	Average Grant-Date Fair Value
Unvested shares at January 1, 2016	229,390
Granted	124,150	$11.62
Vested	(65,931)	16.93
Forfeited	(5,333)	19.10
Unvested shares at March 31, 2016	282,276	$14.35

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a two or three year period. Restricted stock units are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, shares are released to the grantee and the Company records the issuance of the shares. Restricted stock units are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At March 31, 2016, restricted stock units had vesting periods through March 2019.

Performance-Based Restricted Stock Units

In March 2016, the Company granted 91,700 performance-based restricted stock units. The fair value of these awards is calculated using the market price of the underlying common stock on the date of grant. In determining fair value, the Company does not take into account performance-based vesting requirements. For these awards, the performance-based vesting requirements determines the number of shares that ultimately vest, which can vary from 0% to 200% of target depending on the level of achievement of established performance criteria. Compensation expense is recognized over the requisite service period subject to adjustment based on the probable number of shares expected to vest under the performance condition.

9.  Contingencies

The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance.

New Idria Mercury Mine

Effective October 2011, the U.S. Environmental Protection Agency (“EPA”) added the New Idria Mercury Mine site located near Hollister, California to the Superfund National Priorities List because of alleged contaminants discharged to California waterways. The New Idria Quicksilver Mining Company, founded in 1936, and later renamed the New Idria Mining & Chemical Company (“NIMCC”) owned and/or operated the New Idria Mine through 1976. In 1981 NIMCC, after another name change, was merged into Buckhorn Metal Products Inc. which was subsequently acquired by Myers Industries in 1987. The EPA contends that past mining operations have resulted in mercury contamination and acid mine drainage at the mine site, in the San Carlos Creek, Silver Creek and a portion of Panoche Creek, and that other downstream locations may also be impacted.

In September 2015, a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) received a notice letter and related documents from EPA (the “Notice Letter”) formally informing Buckhorn that it considers it to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site. As a result of this Notice Letter, Buckhorn and the Company are engaged in negotiations with EPA with respect to a draft Administrative Order proposed by EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) for the site to determine the extent of remediation necessary and the screening of alternatives. The Company recognized expense of $1.9 million, on an undiscounted basis, in 2011 related to performing a RI/FS. As part of the Notice Letter, EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mercury Mine site since 1993. These costs include approximately $0.5 million for an interim removal project at the New Idria Mercury Mine site completed by the EPA in November 2011. It is expected this removal action will be part of the final remediation strategy for the site. The Company currently expects to challenge EPA's past cost claims. The Company reserved an additional $1.3 million in the third quarter of 2015

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

related to the EPA claim. Total payments of approximately $1.3 million have been made since 2011 and charged against the reserve classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited), which brings the total accrued balance related to this matter to $1.9 million at March 31, 2016. As negotiations with the EPA proceed with respect to the RI/FS, it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the negotiations with EPA, the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact the final remediation strategy has not yet been determined.

Guadelupe River Watershed

A number of parties, including the Company and its subsidiary, Buckhorn, were alleged by trustee agencies of the United States and the State of California, as a successor to NIMCC to be responsible for natural resource damages due to environmental contamination of areas in and around the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, negotiated an agreement with the County, as well as with other third parties identified, to resolve the natural resource damages claim. The agreement settles claims against the Company in exchange for cash payment equal to one-half of the cost to implement a certain environmentally beneficial project at and near the impacted location. At the time of the agreement, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which $0.3 million has been paid to date resulting in a remaining accrual of $0.5 million as of March 31, 2016. The project has not yet been implemented though significant work on design and planning has been performed. The Company was notified in April 2016 by the County that the originally estimated cost of $1.6 million to implement the project may no longer be appropriate and has provided a preliminary revised estimate of between $3.3 million and $4.4 million. The Company has requested additional information from the County to evaluate the revised estimate and determine whether there are any alternatives to the current project design and proposed construction methods, all of which remain subject to regulatory approval. At this point in time, the Company does not have sufficient information to confirm a reliable estimate of additional costs, if any, for this matter as discussed above. It is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2016. However, such additional costs, if any, cannot be currently estimated. In addition, the Company may have defenses or claims against the County that could reduce or offset its obligation for reimbursement of some of these potential additional costs. With the assistance of environmental consultants, the Company will closely monitor this matter and will continue to assess its reserves as additional information becomes available. After many delays, field work on the project is expected to commence in late 2017 to be completed in 2018.

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

In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn. Buckhorn believed it was not responsible for any of the judgment because it was not a party to the Orbis license. Despite this belief, the Company recorded expense of $3.0 million during the third quarter of 2014 for the entire amount of the unpaid judgement. The United States Court of Appeals for the Federal Circuit reversed the judgment against Buckhorn on July 2, 2015, and found that Buckhorn was not liable to Orbis for any portion of the judgment entered in favor of Orbis. Accordingly, Myers reversed the accrual of $3.0 million during the second quarter of 2015, which was reflected as a reduction of general and administrative expenses. The Federal Circuit Court of Appeals rejected Orbis' petition for rehearing and rehearing en banc. All opportunities for Orbis to appeal have expired. The United States District Court for the Southern District of Ohio has now released Buckhorn’s appellate bond. Buckhorn is also pursuing legal action against SAS and SASS B.V. for fraudulently selling an exclusive patent license they could not sell and related claims. That case is now pending in United States District Court for the Southern District of New York.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

On April 12, 2016, SAS and SASS B.V. filed their answer and counterclaim to the complaint in the New York Court, seeking to recover from Buckhorn $1.5 million plus additional interest and attorneys’ fees in unspecified amounts. Buckhorn believes it has sound defenses to this claim (which represents the amount SAS paid to Orbis in settlement of its claim for attorneys’ fees in Ohio litigation). The New York litigation is in its early stages and no discovery has commenced. In August 2014, SASS B.V. informed Buckhorn that SAS may not have the financial ability to pay any judgment against it and provided financial statements to Buckhorn indicating SAS was in financial distress while SASS B.V. was financially stable. Given the uncertainty of SAS’s financial status, it is not known at this time what the likelihood of recovering from SAS (or SASS B.V.) would be in the event that there is a favorable outcome for Buckhorn in the New York court.

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

10.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	March 31,	December 31,
	2016	2015
Loan Agreement	$119,985	$93,512
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	29,000
5.45% Senior Unsecured Notes due 2026	20,000	20,000
	219,985	193,512
Less unamortized deferred financing costs	1,514	1,631
	$218,471	$191,881

On December 13, 2013, the Company entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement”). The Loan Agreement provided for a $200 million senior revolving credit facility expiring on December 13, 2018, which replaced the then existing $180 million facility. In addition, on May 30, 2014, the Company entered into a First Amendment to the Loan Agreement (the “Loan Amendment”). The Loan Amendment increased the senior revolving credit facility from $200 million to $300 million through December 2018 and provided for an additional subsidiary of the Company as a borrower and as a guarantor of the credit facility. Amounts borrowed under the agreement are secured by pledges of stock of certain of our foreign and domestic subsidiaries.

Under the terms of the Loan Agreement, the Company may borrow up to $300.0 million, reduced for letters of credit issued. As of March 31, 2016, the Company had $175.7 million available under the Loan Agreement. The Company had $4.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at March 31, 2016. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement. The average interest rate on borrowings under our loan agreements were 4.50% for the three months ended March 31, 2016 and 4.54% for the three months ended March 31, 2015, which includes a quarterly facility fee on the used and unused portion.

Long-term debt of $218.5 million at March 31, 2016 includes $1.5 million of unamortized deferred financing costs, which is accounted for as a debt valuation account. Amounts outstanding at March 31, 2016 under the Loan Agreement and note purchase agreement mature in 2018 and 2021 to 2026, respectively.

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

Net periodic pension cost are as follows:

	For the Three Months Ended March 31,
	2016	2015
Interest cost	$68	$68
Expected return on assets	(80)	(83)
Amortization of net loss	20	22
Net periodic pension cost	$8	$7
Company contributions	$—	$78

The Company does not expect to make a contribution to the plan in 2016.

12.  Income Taxes

The Company recognized $2.4 million of tax expense on a pre-tax loss of $0.9 million. The 2016 effective income tax rate was different than the Company’s statutory rate and the prior year rate primarily due to losses in jurisdictions where the tax benefits are not currently recognized, including the impairment charges in Brazil.

The total amount of gross unrecognized tax benefit that would reduce the Company's effective tax rates at March 31, 2016 and March 31, 2015, was $0.2 million and $0.5 million, respectively. Accrued interest expense included within accrued income taxes in the Company's Condensed Consolidated Statements of Financial Position (Unaudited) was less than $0.1 million at both March 31, 2016 and December 31, 2015. The March 31, 2016 balance of unrecognized tax benefits includes approximately $0.2 million of unrecognized tax benefits for which it is reasonably possible that they will be recognized within the next twelve months.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of March 31, 2016, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2012. The Company is subject to state and local examinations for tax years of 2011 through 2015. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2010 through 2015.

13.  Industry Segments

Using the criteria of ASC 280, Segment Reporting, the Company manages its business under two operating segments, Material Handling and Distribution, consistent with the manner in which our Chief Operating Decision Maker (“CODM”) evaluates performance and makes resource allocation decisions. The CODM evaluates performance primarily based on net sales and operating income. None of the reportable segments include operating segments that have been aggregated.  These segments contain individual business components that have been combined on the basis of common management, customers, products, production processes and other economic characteristics. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up.

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

Summarized segment detail for the three months ended March 31, 2016 and 2015 are presented in the following table:

	For the Three Months Ended March 31,
Net Sales	2016	2015
Material Handling	$109,024	$112,280
Distribution	42,221	44,105
Inter-company sales	(40)	(37)
Total net sales	$151,205	$156,348

	For the Three Months Ended March 31,
Operating Income	2016	2015
Material Handling	7,441	$13,407
Distribution	2,536	3,491
Corporate	(8,848)	(10,182)
Total operating income	1,129	6,716
Interest expense, net	(2,019)	(2,702)
Income (loss) from continuing operations before income taxes	$(890)	$4,014

	March 31,	December 31,
Identifiable Assets	2016	2015
Material Handling	$333,721	$335,506
Distribution	61,953	58,772
Corporate	33,933	34,513
Total identifiable assets	$429,607	$428,791

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations:

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Net Sales:

(dollars in millions)	Three Months Ended March 31,
Segment	2016	2015	Change	% Change
Material Handling	$109.0	$112.3	$(3.3)	(3)%
Distribution	42.2	44.1	(1.9)	(4)%
Inter-company sales	—	(0.1)	0.1
TOTAL	$151.2	$156.3	$(5.1)	(3)%

Net sales for the three months ended March 31, 2016 were $151.2 million, a decrease of $5.1 million or 3% compared to the three months ended March 31, 2015. Net sales were negatively impacted by lower pricing of $3.5 million and the effect of unfavorable foreign currency translation of $3.2 million, partially offset by higher sales volumes of approximately $1.6 million primarily in our Material Handling Segment.

Net sales in the Material Handling Segment decreased $3.3 million or 3% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in net sales for the first three months of 2016 was due to lower indexed pricing of $3.9 million and unfavorable foreign currency translation of $3.2 million. 2016 sales volumes for the segment were favorable by $3.8 million versus 2015, mainly due to increased sales in the automotive and agricultural end markets.

Net sales in the Distribution Segment decreased $1.9 million or 4% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to lower volume of $2.2 million offset by higher pricing of $0.4 million.

Cost of Sales & Gross Profit:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change	% Change
Cost of sales	$103.0	$110.6	$(7.6)	(7)%
Gross profit	$48.2	$45.8	$2.4	5%
Gross profit as a percentage of sales	31.9%	29.3%

Gross profit margin increased to 31.9% in the three months ended March 31, 2016 compared to 29.3% for the three months ended March 31, 2015, primarily due to lower input costs for plastic resins and higher volume in our Material Handling Segment, partially offset by lower pricing.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change	% Change
SG&A expenses	$38.5	$39.0	$(0.5)	(1)%
SG&A expenses as a percentage of sales	25.5%	25.0%

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2016 were $38.5 million, a decrease of $0.5 million or 1% compared to the prior year. SG&A expenses in 2016 were favorably impacted by $0.4 million from foreign currency translation and lower legal and professional costs of $1.5 million associated with the Brazilian investigation completed in the first quarter of 2015. These decreases were offset by $1.1 million due to additional severance, compensation expenses and other employee-related costs.

Impairment Charges:

The Company recorded an $8.5 million estimated non-cash impairment charge related to its Plasticos Novel do Nordeste S.A. (“Novel”) reporting unit during the three months ended March 31, 2016, as discussed in Note 2. No impairment charges were recorded for the three months ended March 31, 2015.

Net Interest Expense:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change	% Change
Net interest expense	$2.0	$2.7	$(0.7)	(26)%
Outstanding borrowings, net of deferred financing costs	$218.5	$203.4	$15.1	7%
Average borrowing rate	4.50%	4.54%

Net interest expense for the three months ended March 31, 2016 was $2.0 million compared to $2.7 million during the three months ended March 31, 2015. The decrease in net interest expense is due to lower average outstanding borrowings in 2016 and higher interest income on the note receivable from the sale of the Lawn and Garden business described in Note 3.

Income Taxes:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change	% Change
Income (loss) from continuing operations before income taxes	$(0.9)	$4.0	$(4.9)	(123)%
Income tax expense	$2.4	$1.4	$1.0	71%
Effective tax rate	(274.8%)	34.7%

The 2016 effective income tax rate was different than the Company’s statutory rate and the prior year rate primarily due to losses in jurisdictions where the tax benefits are not currently recognized, including the impairment charges in Brazil.

Discontinued Operations:

Net sales from discontinued operations was $29.3 million for the three months ended March 31, 2015. Discontinued operations are comprised of the Lawn and Garden business, which was sold on February 17, 2015. Income from discontinued operations, net of income taxes was $2.6 million for the three months ended March 31, 2015. A gain on sale of $3.8 million, net of tax, was included in income (loss) from discontinued operations, net of income taxes in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2015.

Financial Condition & Liquidity and Capital Resources

Operating Activities

Cash used by operating activities from continuing operations was $11.3 million and $17.9 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash used by continuing operations during the three months ended March 31, 2016 was mainly due to a decrease in the use of cash for working capital. Accounts payables and accrued expenses had a negative impact on operating cash flows in 2016 of $13.7 million compared to $19.6 million in 2015 primarily due to the impact of lower raw material costs.

Loss from continuing operations was $3.3 million for the three months ended March 31, 2016, which included non-cash impairment charges of $8.5 million, compared to income of $2.6 million for the three months ended March 31, 2015. Depreciation and amortization costs from continuing operations were $8.5 million in the three months ended March 31, 2016, compared to $9.1 million for the three months ended March 31, 2015.

Investing Activities

Cash used by investing activities from continuing operations were $11.2 million for the three months ended March 31, 2016 compared to cash provided of $65.1 million for the three months ended March 31, 2015. The Company paid a final working capital adjustment to the buyer of the Lawn and Garden business of approximately $4.0 million in the first quarter of 2016 as described in Note 3. During 2015, the Company received approximately $69.8 million in cash proceeds in connection with the sale of the Lawn and Garden business. Capital expenditures were $7.1 million and $4.7 million for the three months ended March 31, 2016 and 2015, respectively. Full year capital expenditures are expected to be approximately $17 to $22 million, the majority of which are expected to be allocated to growth and productivity projects.

Financing Activities

Under a share repurchase plan, the Company used cash of $6.6 million to purchase 370,200 shares of its stock for the three months ended March 31, 2015. The Company did not repurchase any stock for the three months ended March 31, 2016. In addition, the Company used cash to pay dividends of $4.1 million and $4.2 million for the three months March 31, 2016 and 2015, respectively.  Net borrowings on the credit facility were $25.0 million for the three months ended March 31, 2016 compared to net repayments of $27.7 million for the three months ended March 31, 2015, when a portion of the cash proceeds from the sale of the Lawn and Garden business was used to pay down debt.

Credit Sources

Total debt outstanding at March 31, 2016 was $218.5 million, net of deferred financing costs, compared with $191.9 million at December 31, 2015. The Company’s Loan Agreement provides available borrowing up to $300 million, reduced for letters of credit issued. As of March 31, 2016, the Company had $4.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business and there was $175.7 million available under our Loan Agreement.

As of March 31, 2016, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended March 31, 2016 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	8.02
Leverage Ratio	3.25 to 1 (maximum)	2.78

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at March 31, 2016, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1.2 million annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $2 million to $7 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At March 31, 2016, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2016 as a result of the material weakness in the Company’s internal control over financial reporting related to inventory valuation as described below.

As more fully described in Item 9A of our Form 10-K for the year ended December 31, 2015, management identified deficiencies in the operating effectiveness of the Company’s internal control over financial reporting over the valuation of inventory in the Material Handling segment, which when aggregated, represents a material weakness. Specifically, management review controls, including segment monitoring controls over the LIFO reserve calculation and capitalization of variances into inventory, were not performed at an appropriate level of precision. During 2016, certain actions are being implemented to remediate the above mentioned material weakness in our Material Handling segment, including: improving processes, enhancing management’s review controls to an appropriate level of precision and supplementing the technical competence of our accounting staff with additional training and resources. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to December 31, 2016. As remediation has not yet been completed, management has concluded that our disclosure controls and procedures continued to be ineffective as of the last day of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the first three months of 2016, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in the Contingencies Note of the Unaudited Condensed Consolidated Financial Statements in Part I of this report and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2013, the Company authorized the repurchase of up to five million shares of its common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to five million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase. The Company has repurchased a total of 5,547,665 shares of its common stock under this program and as of March 31, 2016, 2,452,335 shares of common stock remain available for repurchase under the Company's share repurchase program. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2016.

Item 6. Exhibits

(a)	Exhibits

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYERS INDUSTRIES, INC.
May 2, 2016	/s/ Kevin L. Brackman
Kevin L. Brackman
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

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 12, 2013.
10(a)	Form of Performance-based Stock Unit Award Agreement (three-year vest period) under the Amended and Restated 2008 Incentive Stock Plan for R. David Banyard.* (filed herewith)
10(b)	Form of Director Stock Award Agreement under the Amended and Restated 2008 Incentive Stock Plan.* (filed herewith)
31(a)	Certification of R. David Banyard, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Kevin L. Brackman, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of R. David Banyard, President and Chief Executive Officer, and Kevin L. Brackman, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statement of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.
**

Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.