Form 10-Q
period 2016-09-30
MYERS INDUSTRIES INC
filed 2016-11-08
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2016
Common Stock, without par value	29,922,024 shares

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$132,676	$141,661	$427,998	$462,344
Cost of sales	96,758	99,975	299,373	324,320
Gross profit	35,918	41,686	128,625	138,024
Selling, general and administrative expenses	32,932	39,108	103,470	108,987
Impairment charges	—	—	9,874	—
Operating income	2,986	2,578	15,281	29,037
Interest expense, net	2,015	1,729	6,087	6,899
Income from continuing operations before income taxes	971	849	9,194	22,138
Income tax expense	547	218	6,422	7,960
Income from continuing operations	424	631	2,772	14,178
Income (loss) from discontinued operations, net of income tax	(10)	(298)	(257)	2,813
Net income	$414	$333	$2,515	$16,991
Income per common share from continuing operations:
Basic	$0.01	$0.02	$0.09	$0.46
Diluted	$0.01	$0.02	$0.09	$0.45
Income (loss) per common share from discontinued operations:
Basic	$—	$(0.01)	$(0.01)	$0.09
Diluted	$—	$(0.01)	$(0.01)	$0.09
Net income per share:
Basic	$0.01	$0.01	$0.08	$0.55
Diluted	$0.01	$0.01	$0.08	$0.54
Dividends declared per share	$0.14	$0.14	$0.41	$0.41

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$414	$333	$2,515	$16,991
Other comprehensive income (loss)
Foreign currency translation adjustment	(823)	(11,833)	6,009	(32,718)
Comprehensive income (loss)	$(409)	$(11,500)	$8,524	$(15,727)

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2016	2015
Assets
Current Assets
Cash	$5,538	$7,344
Restricted cash	8,627	8,627
Accounts receivable, less allowances of $926 and $559, respectively	77,517	77,633
Inventories
Finished and in-process products	34,314	39,840
Raw materials and supplies	14,270	14,898
	48,584	54,738
Prepaid expenses and other assets	5,396	5,966
Total Current Assets	145,662	154,308
Other Assets
Goodwill	59,459	64,035
Intangible assets, net	50,555	58,530
Deferred income taxes	103	840
Notes receivable	18,204	17,981
Other	3,087	2,324
	131,408	143,710
Property, Plant and Equipment, at Cost
Land	8,614	7,960
Buildings and leasehold improvements	63,672	62,519
Machinery and equipment	331,589	345,277
	403,875	415,756
Less allowances for depreciation and amortization	(285,590)	(284,983)
Property, plant and equipment, net	118,285	130,773
Total Assets	$395,355	$428,791

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2016	2015
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$51,025	$71,310
Accrued expenses
Employee compensation	11,435	17,832
Taxes, other than income taxes	2,069	1,733
Accrued interest	1,965	2,709
Other	13,651	23,228
Total Current Liabilities	80,145	116,812
Long-term debt	197,930	191,881
Other liabilities	9,372	12,354
Deferred income taxes	9,133	10,041
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 29,919,381 and 29,521,566; net of treasury shares of 8,033,076 and 8,430,891, respectively)	18,163	17,895
Additional paid-in capital	201,219	196,743
Accumulated other comprehensive loss	(33,101)	(39,110)
Retained deficit	(87,506)	(77,825)
Total Shareholders’ Equity	98,775	97,703
Total Liabilities and Shareholders’ Equity	$395,355	$428,791

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2016	$17,895	$196,743	$(39,110)	$(77,825)	$97,703
Net income	—	—	—	2,515	2,515
Foreign currency translation adjustment	—	—	6,009	—	6,009
Shares exercised and issued under incentive plans, net of shares withheld for tax	268	1,968	—	—	2,236
Stock compensation expense	—	2,369	—	—	2,369
Tax benefit from stock-based compensation	—	139	—	—	139
Declared dividends - $.41 per share	—	—	—	(12,196)	(12,196)
Balance at September 30, 2016	$18,163	$201,219	$(33,101)	$(87,506)	$98,775

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$2,515	$16,991
Income (loss) from discontinued operations, net of income taxes	(257)	2,813
Income from continuing operations	2,772	14,178
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	18,465	19,216
Amortization	7,428	7,854
Non-cash stock-based compensation expense	2,804	3,989
Deferred taxes	(1,985)	2,301
Excess tax benefit from stock-based compensation	(139)	(211)
Impairment charges	9,874	—
Other	184	(463)
Payments on performance based compensation	(1,794)	(1,318)
Accrued interest income on note receivable	(948)	(750)
Other long-term liabilities	(431)	644
Cash flows provided by (used for) working capital
Accounts receivable	1,057	(5,603)
Inventories	7,349	(271)
Prepaid expenses and other assets	484	(168)
Accounts payable and accrued expenses	(26,520)	(32,260)
Net cash provided by (used for) operating activities - continuing operations	18,600	7,138
Net cash provided by (used for) operating activities - discontinued operations	—	(11,330)
Net cash provided by (used for) operating activities	18,600	(4,192)
Cash Flows From Investing Activities
Capital expenditures	(11,490)	(17,669)
Proceeds from sale of property, plant and equipment	194	145
Proceeds (payments) related to sale of business	(4,034)	69,787
Net cash provided by (used for) investing activities - continuing operations	(15,330)	52,263
Net cash provided by (used for) investing activities - discontinued operations	—	(581)
Net cash provided by (used for) investing activities	(15,330)	51,682
Cash Flows From Financing Activities
Net borrowing (repayments) on credit facility	4,440	(16,157)
Cash dividends paid	(12,143)	(12,550)
Proceeds from issuance of common stock	2,582	1,553
Excess tax benefit from stock-based compensation	139	211
Repurchase of common stock	—	(18,613)
Shares withheld for employee taxes on equity awards	(925)	(975)
Net cash provided by (used for) financing activities - continuing operations	(5,907)	(46,531)
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(5,907)	(46,531)
Foreign exchange rate effect on cash	831	(395)
Net increase (decrease) in cash	(1,806)	564
Cash at January 1	7,344	4,676
Cash at September 30	$5,538	$5,240

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except where otherwise indicated)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2016, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2016.

Accounting Standards Adopted

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments in relation to business combinations. Under existing standards, the measurement-period adjustments are calculated as if they were known at the acquisition date, and are recognized by revising information in prior periods. Under the new standard, measurement-period adjustments continue to be calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined, with no revisions to prior periods relating to the business combination. In addition to the disclosure requirement explaining the nature and amount of the measurement-period adjustments, additional disclosures are required to explain the impact on current period income statement line items of adjustments that would have been recognized in prior periods if such period information had been revised. ASU 2015-16 became effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, with early adoption permitted. Adoption of ASU 2015-16 in the first quarter of 2016 did not have an impact on the Company's results of operations, cash flows or financial position.

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

Accounting Standards Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows.  The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted.  The Company does not anticipate that adoption of this standard will have a significant impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for share-based payment transactions, including the income tax

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the policy election and impact the adoption of this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for the Company beginning January 1, 2019 and requires a modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Under ASU 2014-15, management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statement disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the original issuance, the new standard would have been effective beginning January 1, 2017. In August 2015, the FASB issued ASU 2015-14 which delays the standard effective date by one year. In accordance with this delay, the new standard will be effective for the Company beginning January 1, 2018. Early adoption is permitted, but not before the original effective date of the standard. Companies can transition to the new standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the impact the adoption of this guidance, along with subsequent guidance updates and clarifications, will have on its consolidated financial statements as well as the method by which the Company will adopt the new standard.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 10, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At September 30, 2016 and December 31, 2015, the aggregate fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $102.1 million.

Revenue Recognition

The Company recognizes revenues from the sale of products, net of estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2016	$(37,447)	$(1,663)	$(39,110)
Other comprehensive income (loss) before reclassifications	6,009	—	6,009
Net current-period other comprehensive income (loss)	6,009	—	6,009
Balance at September 30, 2016	$(31,438)	$(1,663)	$(33,101)

Balance at January 1, 2015	$(9,825)	$(1,863)	$(11,688)
Other comprehensive income (loss) before reclassifications	(22,227)	—	(22,227)
Amounts reclassified from accumulated other comprehensive loss (1)	(10,491)	—	(10,491)
Net current-period other comprehensive income (loss)	(32,718)	—	(32,718)
Balance at September 30, 2015	$(42,543)	$(1,863)	$(44,406)

(1)	Cumulative translation adjustment associated with the sale of the Lawn and Garden business was included in the carrying value of assets disposed of.

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

2.  Impairment Charges

During the first quarter of 2016, the Company reviewed its long-lived assets, intangible assets and goodwill at Plasticos Novel do Nordeste S.A. (”Novel”), a reporting unit within the Material Handling Segment for impairment. The testing for impairment was performed as a result of the presence of impairment indictors resulting from the communication of a reduction in capital spending in the near-term from a significant customer in March 2016, which resulted in a significant reduction in Novel’s forecasted revenue and income.

The Company first conducted a review for impairment of indefinite-lived intangibles and other long-lived assets related to Novel, including amortizable intangible assets and fixed assets which indicated that the carrying amounts of such assets may not be recoverable and required an assessment of fair value of the assets for purposes of measuring an impairment charge. The estimated fair value of indefinite-lived intangibles was determined using a relief from royalty payments income approach method and the other long-

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

lived assets was determined, in part, using an analysis of projected cash flows, a market approach and a cost approach. These valuation methods use Level 3 inputs under the fair value hierarchy discussed in Note 1.

To test for potential impairment for goodwill, the Company performed an interim impairment test as of March 31, 2016. The step one goodwill impairment test was performed using a discounted cash flow (“DCF”) valuation model. The significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the testing date for market participants in the industry in which the Novel reporting unit operates. Based on the estimated fair value generated by the DCF model, the Novel reporting unit’s fair value did not exceed its carrying value as of March 31, 2016 and therefore a step two analysis was required to be performed. The decline in fair value of the reporting unit resulted primarily from lower projected operating results and cash flows than those utilized from the 2015 annual impairment test, directly related to the triggering event outlined above. During the first quarter of 2016, a preliminary step two analysis was completed to allocate estimated fair value to assets and liabilities in order to estimate an implied value of goodwill.  As a result of these impairment reviews, the Company concluded that the goodwill, intangibles and other long-lived assets related to Novel were impaired and as of March 31, 2016, recorded an estimated non-cash impairment charge of $8.5 million, which was reported in impairment charges in the Condensed Consolidated Statements of Operations (Unaudited) in the first quarter of 2016.  The Company finalized the fair value analysis in the second quarter of 2016 and determined the estimated impairment charge recorded in the first quarter of 2016 was appropriate. As a result, no additional impairment charges were recorded in the second or third quarters of 2016 related to Novel.

During the second quarter of 2016, the Company recorded impairment charges of $1.3 million primarily related to long-lived assets associated with the exit of a non-strategic product line in the Material Handling Segment.

3.  Discontinued Operations

During the second quarter of 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on its core growth platforms. The Lawn and Garden business served the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The business was sold February 17, 2015 to an entity controlled by Wingate Partners V, L.P., a private equity firm, for $110.0 million, subject to a working capital adjustment. The sale of the Lawn and Garden business included manufacturing facilities and offices located in Twinsburg, Ohio; Middlefield, Ohio; Elyria, Ohio; Sparks, Nevada; Sebring, Florida; Brantford, Ontario; and Burlington, Ontario. The terms of the agreement include a $90.0 million cash payment, promissory notes totaling $20.0 million that mature in August 2020 with a 6% interest rate and approximately $8.6 million placed in escrow, which is reflected as restricted cash in the Consolidated Statements of Financial Position (Unaudited). The escrow was scheduled to settle by August 2016, but has been extended until indemnification claims are resolved, as described in Note 9.  The fair market value of the notes at February 17, 2015 was $17.8 million and is included in notes receivable in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited), in which the carrying value represents the fair value at date of sale plus accretion as of September 30, 2016. The fair value of the notes receivable was calculated using level 2 inputs as defined in Note 1. A disagreement between the parties over the calculation of the final working capital adjustment was resolved on March 9, 2016. As a result, the Company recorded an additional gain of $0.6 million, net of tax, in the fourth quarter of 2015. The final working capital adjustment resulted in a cash payment to the buyer of approximately $4.0 million in the first quarter of 2016. A gain on sale of $3.8 million, net of tax, was included in income (loss) from discontinued operations, net of income taxes in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2015.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Summarized selected financial information for the Lawn and Garden business for the three and nine months ended September 30, 2016 and 2015 are presented in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015*	2016	2015*
Net sales	$—	$—	$—	$29,335
Loss from discontinued operations before income taxes	$—	$(251)	$—	$(1,214)
Income tax expense (benefit)	—	47	—	(262)
Income (loss) from discontinued operations	—	(298)	—	(952)
Gain (loss) on sale of discontinued operations, inclusive of tax provision (benefit) of ($35) for the three months ended September 30, 2016 and $97 and ($2,206) for the nine months ended September 30, 2016 and 2015, respectively	(10)	—	(257)	3,765
Income (loss) from discontinued operations, net of income taxes	$(10)	$(298)	$(257)	$2,813

*	Includes Lawn and Garden operating results through February 17, 2015.

4.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 40 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, estimated interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of September 30, 2016.

5.  Other Accrued Expenses

The balance in other accrued expenses is comprised of the following:

	September 30,	December 31,
	2016	2015
Deposits and amounts due to customers	$3,110	$9,351
Dividends payable	4,242	4,190
Accrued litigation and professional fees	681	308
Other accrued expenses	5,618	9,379
	$13,651	$23,228

6.  Goodwill and Intangible Assets

The change in goodwill for the nine months ended September 30, 2016 was as follows:

	Distribution	Material Handling	Total
January 1, 2016	$505	$63,530	$64,035
Foreign currency translation	—	1,100	1,100
Impairment charges	—	(5,676)	(5,676)
September 30, 2016	$505	$58,954	$59,459

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite-lived trade names which had a carrying value of $10.9 million and $10.9 million at September 30, 2016 and December 31, 2015, respectively.

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

7.  Net Income (Loss) Per Common Share

Net income (loss) per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding basic	29,849,005	30,674,604	29,682,798	30,873,594
Dilutive effect of stock options and restricted stock	226,473	275,968	266,913	339,488
Weighted average common shares outstanding diluted	30,075,478	30,950,572	29,949,711	31,213,082

Options to purchase 569,050 shares of common stock that were outstanding for the three and nine months ended September 30, 2016, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. Options to purchase 463,200 shares of common stock that were outstanding for the three and nine months ended September 30, 2015 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

In March 2016, the Company granted 271,350 stock options with a weighted average exercise price of $11.62 and a weighted average fair value of $3.45. The fair value of options granted is estimated using a binomial lattice option pricing model. Also in March 2016, the Company granted 124,150 and 91,700 time-based and performance-based restricted stock units, respectively, with a weighted average fair value of $11.62. In September 2016, the Company granted 21,106 time-based restricted stock units, with a fair value of $13.03.

Stock compensation expense reduced income before taxes approximately $0.7 million and $2.4 million for the three months ended September 30, 2016 and 2015, respectively and $2.8 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively. These expenses are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at September 30, 2016 was approximately $5.0 million, which will be recognized over the next three years, as such compensation is earned.

9.  Contingencies

The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) formally informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976 was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries in 1987.  As a result of the EPA Notice Letter, Buckhorn and the Company are engaged in negotiations with the EPA with respect to a draft Administrative Order proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives.  The New Idria Mine is located near Hollister, California and was added to the Superfund National Priorities List by the EPA in October 2011, at which time the Company recognized expense of $1.9 million related to performing the RI/FS.   In the second quarter of 2016, the Company, based on discussions with the EPA, determined that the RI/FS will begin in 2017 and therefore obtained updated estimated costs to perform the RI/FS.  As a result of the updated estimated costs, the Company recorded additional expense of $1.0 million in the second quarter of 2016.  As part of the Notice Letter, the EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mine since 1993.  While the Company is challenging these past cost claims, in 2015 the Company recognized expense of $1.3 million related to these past claims.

As of September 30, 2016, the Company has a total reserve of $2.6 million related to the New Idria Mine, classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

New Almaden Mine (formerly referred to as Guadelupe River Watershed)

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s original cost estimate of $1.6 million of implementing the project. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.3 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  During the third quarter of 2016, the Company completed a detailed review of the support provided by the County for the revised estimate. As a result of this detailed review, the Company recognized additional expense of $0.6 million and $1.2 million for the three and nine months ended September 30, 2016, respectively.  As of September 30, 2016, the Company has a total reserve of $1.6 million related to the New Almaden Mine, classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Lawn and Garden Indemnification Claim

In connection with the sale of the Lawn and Garden business, as described in Note 3, the Company received a Notice of Indemnification Claims in April 2015, and a Second Notice of Indemnification Claims in July 2016 (collectively, the “Claims”), alleging breaches of certain representations and warranties under the agreement resulting in losses in the amount of approximately $10 million. The Company believes these Claims are without merit and intends to vigorously defend its position. As described in Note 3, approximately $8.6 million of the sale proceeds that were placed in escrow were due to be settled in August 2016, but has been extended until the Claims are resolved.

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

In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn. Buckhorn believed it was not responsible for any of the judgment because it was not a party to the Orbis license. Despite this belief, the Company recorded expense of $3.0 million during the third quarter of 2014 for the entire amount of the unpaid judgment. The United States Court of Appeals for the Federal Circuit reversed the judgment against Buckhorn on July 2, 2015, and found that Buckhorn was not liable to Orbis for any portion of the judgment entered in favor of Orbis. Accordingly, Myers reversed the accrual of $3.0 million during the second quarter of 2015, which was reflected as a reduction of selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). The Federal Circuit Court of Appeals rejected Orbis' petition for rehearing and rehearing en banc. All opportunities for Orbis to appeal have expired. The United States District Court for the Southern District of Ohio has now released Buckhorn’s appellate bond. Buckhorn was also pursuing legal action against SAS and SASS B.V. for fraudulently selling an exclusive patent license they could not sell and related claims. In the third quarter 2016, the Company settled with SAS and SASS B.V. in return for a payment to the Company of $0.2 million, which was recorded as a reduction in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

10.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	September 30,	December 31,
	2016	2015
Loan Agreement	$99,210	$93,512
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	29,000
5.45% Senior Unsecured Notes due 2026	20,000	20,000
	199,210	193,512
Less unamortized deferred financing costs	1,280	1,631
	$197,930	$191,881

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

Under the terms of the Loan Agreement, the Company may borrow up to $300.0 million, reduced for letters of credit issued. As of September 30, 2016, the Company had $196.3 million available under the Loan Agreement. The Company had $4.5 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at September 30, 2016. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement. The average interest rate on borrowings under our loan agreements were 4.65% and 4.74% for the three months ended September 30, 2016 and 2015, respectively and 4.61% and 4.63% for the nine months ended September 30, 2016 and 2015, respectively which includes a quarterly facility fee on the used and unused portion.

Long-term debt of $197.9 million at September 30, 2016 includes $1.3 million of unamortized deferred financing costs, which is accounted for as a debt valuation account. Amounts outstanding at September 30, 2016 under the Loan Agreement and note purchase agreement mature in 2018 and 2021 to 2026, respectively.

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

Net periodic pension cost are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest cost	$68	$68	$204	$204
Expected return on assets	(80)	(83)	(240)	(248)
Amortization of net loss	20	22	61	66
Net periodic pension cost	$8	$7	$25	$22
Company contributions	$—	$—	$—	$148

The Company does not expect to make a contribution to the plan in 2016.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

12.  Income Taxes

The Company recognized $0.5 million and $6.4 million of tax expense on pre-tax income of $1.0 million and $9.2 million for the three and nine months ended September 30, 2016, respectively.  The effective income tax rate for the first nine months of 2016 was different than the Company’s statutory rate and the effective tax rate for the same period in the prior year, primarily due to losses in jurisdictions where the tax benefits are not currently recognized, including the impairment charges in Brazil.

As of September 30, 2016, the Company had no gross unrecognized tax benefits. Accrued interest expense included within accrued income taxes in the Company's Condensed Consolidated Statements of Financial Position (Unaudited) was less than $0.1 million at both September 30, 2016 and December 31, 2015.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of September 30, 2016, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2013. The Company is subject to state and local examinations for tax years of 2012 through 2015. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2011 through 2015.

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

Summarized segment detail for the three and nine months ended September 30, 2016 and 2015 are presented in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Sales	2016	2015	2016	2015
Material Handling	$89,911	$92,479	$299,842	$320,534
Distribution	42,793	49,212	128,248	141,909
Inter-company sales	(28)	(30)	(92)	(99)
Total net sales	$132,676	$141,661	$427,998	$462,344

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Operating Income	2016	2015	2016	2015
Material Handling	$4,378	$7,369	$26,152	$41,622
Distribution	3,301	5,558	9,803	13,557
Corporate	(4,693)	(10,349)	(20,674)	(26,142)
Total operating income	2,986	2,578	15,281	29,037
Interest expense, net	(2,015)	(1,729)	(6,087)	(6,899)
Income from continuing operations before income taxes	$971	$849	$9,194	$22,138

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Net Sales:

(dollars in millions)	Three Months Ended September 30,
Segment	2016	2015	Change	% Change
Material Handling	$89.9	$92.5	$(2.6)	(3)%
Distribution	42.8	49.2	(6.4)	(13)%
Inter-company sales	—	—	—
Total net sales	$132.7	$141.7	$(9.0)	(6)%

Net sales for the three months ended September 30, 2016 were $132.7 million, a decrease of $9.0 million or 6% compared to the three months ended September 30, 2015. Net sales were negatively impacted by lower sales volume of approximately $8.3 million, lower indexed pricing of $0.8 million, partially offset by the effect of favorable foreign currency translation of approximately $0.5 million.

Net sales in the Material Handling Segment decreased $2.6 million or 3% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in net sales was primarily due to lower sales volume of approximately $2.3 million, mainly in the food & beverage end market, lower indexed pricing of $0.8 million, offset by the effect of favorable foreign currency translation of $0.5 million.

Net sales in the Distribution Segment decreased $6.4 million or 13% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to lower equipment sales, as well as the implementation of the new sales model in the first nine months of 2016, which is designed to broaden market coverage and improve the overall sales process.

Cost of Sales & Gross Profit:

	Three Months Ended September 30,
(dollars in millions)	2016	2015	Change	% Change
Cost of sales	$96.8	$100.0	$(3.2)	(3)%
Gross profit	$35.9	$41.7	$(5.8)	(14)%
Gross profit as a percentage of sales	27.1%	29.4%

Gross profit margin decreased to 27.1% in the three months ended September 30, 2016 compared to 29.4% for the three months ended September 30, 2015, primarily due to lower sales volume noted above in both our Material Handling and Distribution Segments, higher manufacturing costs and unfavorable mix in the Material Handling Segment.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
(dollars in millions)	2016	2015	Change	% Change
SG&A expenses	$32.9	$39.1	$(6.2)	(16)%
SG&A expenses as a percentage of sales	24.8%	27.6%

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2016 were $32.9 million, a decrease of $6.2 million or 16% compared to the same period in the prior year. SG&A expenses were favorable primarily due to lower compensation expenses and other employee-related costs of approximately $6.0 million, lower environmental contingency expense of $0.7 million, partially offset by higher selling and general expenses of approximately $0.5 million.

Net Interest Expense:

	Three Months Ended September 30,
(dollars in millions)	2016	2015	Change	% Change
Net interest expense	$2.0	$1.7	$0.3	18%
Outstanding borrowings, net of deferred financing costs	$197.9	$214.7	$(16.8)	(8)%
Average borrowing rate	4.65%	4.74%

Net interest expense for the three months ended September 30, 2016 was $2.0 million compared to $1.7 million during the three months ended September 30, 2015. The increase in net interest expense is due to lower interest income on the note receivable from the sale of the Lawn and Garden business described in Note 3.

Income Taxes:

	Three Months Ended September 30,
(dollars in millions)	2016	2015	Change	% Change
Income from continuing operations before income taxes	$1.0	$0.8	$0.2	25%
Income tax expense	$0.5	$0.2	$0.3	150%
Effective tax rate	56.3%	25.7%

Discontinued Operations:

Discontinued operations are comprised of the Lawn and Garden business, which was sold on February 17, 2015. The loss from discontinued operations, net of income taxes was $0.3 million for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Net Sales:

(dollars in millions)	Nine Months Ended September 30,
Segment	2016	2015	Change	% Change
Material Handling	$299.8	$320.5	$(20.7)	(6)%
Distribution	128.3	141.9	(13.6)	(10)%
Inter-company sales	(0.1)	(0.1)	—
Total net sales	$428.0	$462.3	$(34.3)	(7)%

Net sales for the nine months ended September 30, 2016 were $428.0 million, a decrease of $34.3 million or 7% compared to the nine months ended September 30, 2015. Net sales were negatively impacted by lower sales volume of approximately $23.6 million, lower indexed pricing of $6.1 million and the effect of unfavorable foreign currency translation of approximately $4.3 million.

Net sales in the Material Handling Segment decreased $20.7 million or 6% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in net sales was due to unfavorable pricing of $6.5 million described above, the effect of unfavorable foreign currency translation of $4.3 million and lower sales volume of $10.0 million, mainly in the food & beverage end market, partially offset by favorable sales volume in the vehicle end market.

Net sales in the Distribution Segment decreased $13.6 million or 10% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to lower equipment sales, as well as the implementation of the new sales model in 2016, which is designed to broaden market coverage and improve the overall sales process, partially offset by higher pricing.

Cost of Sales & Gross Profit:

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	% Change
Cost of sales	$299.4	$324.3	$(24.9)	(8)%
Gross profit	$128.6	$138.0	$(9.4)	(7)%
Gross profit as a percentage of sales	30.1%	29.9%

Gross profit margin increased to 30.1% in the nine months ended September 30, 2016 compared to 29.9% for the nine months ended September 30, 2015, primarily due to lower input costs for plastic resins, partially offset by lower pricing and lower sales volume.

Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	% Change
SG&A expenses	$103.5	$109.0	$(5.5)	(5)%
SG&A expenses as a percentage of sales	24.2%	23.6%

SG&A expenses for the nine months ended September 30, 2016 were $103.5 million, a decrease of $5.5 million or 5% compared to the same period in the prior year. SG&A expenses were favorably impacted by lower compensation expense and other employee-related costs of approximately $6.3 million, lower legal and professional costs of $1.5 million associated with the Brazilian investigation completed in the first quarter of 2015, and the non-recurring reversal of a long-term liability of approximately $2.3 million recognized in the second quarter of 2016, partially offset by additional environmental contingency expense of $0.9 million and the absence of a $3.0 million benefit recognized in the second quarter of 2015 related to the reversal of the legal reserve associated with the Orbis litigation, each described in Note 9.

Impairment Charges:

The Company recorded $9.9 million of non-cash impairment charges, primarily related to its Plasticos Novel do Nordeste S.A. (“Novel”) reporting unit during the nine months ended September 30, 2016, as discussed in Note 2. No impairment charges were recorded in the nine months ended September 30, 2015.

Net Interest Expense:

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	% Change
Net interest expense	$6.1	$6.9	$(0.8)	(12)%
Outstanding borrowings, net of deferred financing costs	$197.9	$214.7	$(16.8)	(8)%
Average borrowing rate	4.61%	4.63%

Net interest expense for the nine months ended September 30, 2016 was $6.1 million compared to $6.9 million during the nine months ended September 30, 2015. The decrease in net interest expense is due to lower average outstanding borrowings at a lower average borrowing rate during the nine months ended September 30, 2016 as compared to the same period in 2015 and higher interest income on the note receivable from the sale of the Lawn and Garden business described in Note 3.

Income Taxes:

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	% Change
Income from continuing operations before income taxes	$9.2	$22.1	$(12.9)	(58)%
Income tax expense	$6.4	$8.0	$(1.6)	(20)%
Effective tax rate	69.8%	36.0%

The effective income tax rate for the nine months ended September 30, 2016 was different than the Company’s statutory rate and the effective tax rate for the same period in 2015, primarily due to losses in jurisdictions where the tax benefits are not currently recognized, including the impairment charges in Brazil.

Discontinued Operations:

Net sales from discontinued operations were $29.3 million for the nine months ended September 30, 2015. Loss from discontinued operations, net of income taxes was $0.3 million for the nine months ended September 30, 2016 compared to income of $2.8 million for the nine months ended September 30, 2015. A gain on sale of $3.8 million was included in income (loss) from discontinued operations, net of income taxes for the nine months ended September 30, 2015.

Financial Condition & Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities from continuing operations were $18.6 million for the nine months ended September 30, 2016, an increase of $11.5 million compared to the same period in 2015. The increase was due to an increase in cash provided by working capital of $20.7 million, partially offset by the decrease in income from continuing operations of $11.4 million, which includes non-cash impairment charges of $9.9 million, a decrease in deferred taxes of $4.3 million, a decrease in other long-term liabilities of $1.1 million, and a decrease in depreciation and amortization costs of $1.2 million.

Investing Activities

Cash used by investing activities from continuing operations were $15.3 million for the nine months ended September 30, 2016 compared to cash provided of $52.3 million for the nine months ended September 30, 2015. The Company paid a final working capital adjustment to the buyer of the Lawn and Garden business of approximately $4.0 million in the first quarter of 2016 as described in Note 3. During 2015, the Company received approximately $69.8 million in cash proceeds in connection with the sale of the Lawn and Garden business. Capital expenditures were $11.5 million and $17.7 million for the nine months ended September 30, 2016 and 2015, respectively. Full year capital expenditures are expected to be approximately $12 to $14 million.

Financing Activities

Under a share repurchase plan, the Company used cash of $18.6 million to purchase 1,218,786 shares of its stock for the nine months ended September 30, 2015. The Company did not repurchase any stock during the nine months ended September 30, 2016. In addition, the Company used cash to pay dividends of $12.1 million and $12.6 million for the nine months ended September 30, 2016 and 2015, respectively.  Net borrowings on the credit facility were $4.4 million for the nine months ended September 30, 2016 compared to net repayments of $16.2 million for the nine months ended September 30, 2015, when a portion of the cash proceeds from the sale of the Lawn and Garden business was used to pay down debt.

Credit Sources

Total debt outstanding at September 30, 2016 was $197.9 million, net of $1.3 million of deferred financing costs, compared with $191.9 million at December 31, 2015. The Company’s Loan Agreement provides available borrowing up to $300 million, reduced for letters of credit issued. As of September 30, 2016, the Company had $4.5 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business and there was $196.3 million available under our Loan Agreement.

As of September 30, 2016, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended September 30, 2016 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	8.58
Leverage Ratio	3.25 to 1 (maximum)	2.90

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at September 30, 2016, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1.0 million annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $2 million to $7 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At September 30, 2016, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2016, as a result of the material weakness in the Company’s internal control over financial reporting related to inventory valuation as described below.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2016, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2013, the Board authorized the repurchase of up to five million shares of its common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to five million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase. The Company has repurchased a total of 5,547,665 shares of its common stock under this program and as of September 30, 2016, 2,452,335 shares of common stock remain available for repurchase under the Board authorization. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2016.

Item 6. Exhibits

(a)	Exhibits

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYERS INDUSTRIES, INC.
November 8, 2016	/s/ Kevin L. Brackman
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

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the three months ended September 30, 2016, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statement of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

**

Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.