Form 10-K
period 2016-12-31
MYERS INDUSTRIES INC
filed 2017-03-09
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2016: $427,319,986

Indicate the number of shares outstanding of registrant’s common stock as of February 28, 2017: 30,022,022 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

As of December 31, 2016, the Company operated 15 manufacturing facilities, 20 sales offices, four distribution centers and three distribution branches located throughout North, Central and South America; had approximately 15,000 manufactured products and over 13,500 distributed products; and had approximately 2,200 employees.

Serving customers around the world, Myers Industries’ brands provide safety and efficiency solutions to a wide variety of customers in diverse niche markets. Myers Industries diverse products and solutions help customers improve shop productivity with point of use inventory, store and transport products more safely and efficiently, improve sustainability through reuse, lower overall material handling costs, improve ergonomics for their labor force, eliminate waste and ultimately increase profitability.  Myers Industries’ employees think and act like owners, implementing long term improvements both internally and at their customers.

The Company’s business strategy is guided by the following key operating principles: 1) Niche Market Focus, 2) Flexible Operations, and 3) Strong Cash Flow Growth. Applying these principles to our business, management emphasizes:

•	Customer intimacy - #1 or #2 in each served market;
•	Strong brands;
•	Process driven, simplified, lean operating principles;
•	Manufacture only high value-added components and products;
•	Asset light business model; and
•	Cash return on investment.

The Company continually reviews its segments and brands for strategic fit and growth potential. The review process is dedicated to furthering innovation and brand leadership in niche markets, building strong customer relationships and positioning the Company for strong financial performance.

(b)	Financial Information About Segments

The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

(c)	Description of Business

The Company conducts its business activities in two distinct business segments, Material Handling and Distribution, consistent with the manner in which the Chief Operating Decision Maker evaluates performance and makes resource allocation decisions.

During the second quarter of 2014, the Company's Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on core growth platforms. The divestiture of the Lawn and Garden business was completed in February 2015. The Lawn and Garden business served the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The operating results for the Lawn and Garden business are classified as discontinued operations in the Consolidated Statements of Operations under Item 8 of this report.

In our Material Handling Segment, we design, manufacture, and market a variety of plastic and metal products. These range from plastic reusable material handling containers and small parts storage bins to plastic RV tanks and parts, marine tanks and parts, portable plastic fuel tanks and water containers, portable marine fuel containers, ammunition containers, storage totes, bulk shipping containers, beverage crates and metal carts and cabinets. The Material Handling Segment conducts operations in the United States, but also operates in Brazil and Canada. Markets served encompass various niches of industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both directly to end-users and through distributors.

The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and undervehicle service on passenger, heavy truck and off-road vehicles and the manufacturing of tire repair materials and custom rubber products. The product line includes categories such as tire valves and accessories, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment operates domestically through sales offices, and four regional distribution centers in the United States and in foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

Information regarding the revenues of each segment classified as continuing operations is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

The following table summarizes the key attributes of the business segments for the year ended December 31, 2016:

Material Handling Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$387.5	•	Plastic Reusable Containers &	•	Akro-Mils™	•	Product Design	•	Agriculture
69%		Pallets	•	Jamco Products	•	Prototyping	•	Automotive
	•	Plastic Storage &	•	Buckhorn®	•	Product Testing	•	Commercial
		Organizational Products	•	Novel do Nordeste S.A.	•	Material Formulation	•	Food Processing
	•	Plastic Carts	•	Myers do Brasil™	•	Injection Molding	•	Food Distribution
	•	Metal Carts	•	Ameri-Kart®	•	Structural Foam Molding	•	Healthcare
	•	Metal Cabinets	•	Scepter	•	Metal Forming	•	Industrial
	•	Wooden Dollies			•	Stainless Steel Forming	•	Manufacturing
	•	Custom Products			•	Wood Fabrication	•	Retail Distribution
					•	Powder Coating	•	Wholesale Distribution
					•	Material Regrind & Recycling	•	Consumer
					•	Plastic Blow Molding	•	Recreational Vehicle
					•	Plastic Rotational Molding	•	Marine
					•	Thermoforming	•	Military
					•	Infrared Welding	•	Food & Beverage
							•	Custom

Distribution Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$170.7	•	Tire Valves & Accessories	•	Myers Tire Supply®	•	Broad Sales Coverage	•	Retail Tire Dealers
31%	•	Tire Changing &	•	Myers Tire Supply	•	Local Sales	•	Truck Tire Dealers
		Balancing Equipment		International™	•	Four Strategically Placed	•	Auto Dealers
	•	Lifts & Alignment Equipment	•	Patch Rubber Company®		Distribution Centers	•	Commercial Auto & Truck
	•	Service Equipment	•	Elrick	•	International Distribution		Fleets
	•	Hand Tools	•	Fleetline	•	Personalized Service	•	General Repair & Services
	•	Tire Repair & Retread	•	MTS	•	National Accounts		Facilities
		Equipment & Supplies	•	Phoenix	•	Product Training	•	Tire Retreaders
	•	Brake, Transmission & Allied	•	Seymoure	•	Repair/Service Training	•	Tire Repair
		Service Equipment & Supplies			•	New Products/Services	•	Governmental Agencies
	•	Highway Markings				"Speed to Market"	•	Telecommunications
	•	Industrial Rubber			•	Rubber Mixing	•	Industrial
	•	General Shop Supplies			•	Rubber Compounding	•	Road Construction
	•	Tire Pressure Monitoring System			•	Rubber Calendaring	•	Mining
					•	Tiered Product Offerings

Segments Overview

Material Handling Segment

The Material Handling Segment manufactures highly engineered polymer packaging containers, storage and safety products, and specialty molded parts. The brands within this segment include Buckhorn®, Akro-Mils™, Jamco Products, Ameri-Kart®, Scepter, Myers do Brasil™ and Novel®.

Buckhorn’s reusable containers and pallets are used in closed-loop supply chain systems to help customers improve product protection, increase handling efficiencies, reduce freight costs and eliminate solid waste and disposal costs.  Buckhorn offers products to replace costly single use cardboard boxes, wooden pallets, and steel containers. The product line is among the broadest in the industry and includes injection-molded and structural foam-molded constructions.  Buckhorn’s product lines include hand-held containers used for inventory control, order management and transportation of retail goods; collapsible and fixed-wall bulk transport containers for light and heavy-duty tasks; intermediate bulk containers for the storage and transport of food, liquid, powder, and granular products; plastic pallets; and specialty boxes designed for storage of items such as seed. Buckhorn also produces a wide variety of specialty products designed for niche applications and custom products designed according to exact customer specifications.

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

Jamco Products is well established in industrial and commercial markets with its wide selection of welded steel service carts, platform trucks, mobile work centers, racks and cabinets for plastic bins, safety cabinets, medical cylinder carts and more. Jamco Products strong product offering, relationships with industrial distributors and reputation for quality and service complements Myers Industries' existing Material Handling businesses.

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

Scepter is a leading producer of portable plastic fuel containers, portable marine fuel tanks and water containers, ammunition containers and storage totes.  Scepter was the first provider of Jerry Cans to North America which offer safe, reliable transportation and storage of fuel for the consumer market.  Scepter also manufactures a variety of molded products for military applications from high quality containers to safely store and transport large caliber ammunition, to military specified portable fuel and water canisters. Scepter's in-house product engineering and state of the art mold capabilities complements Myers Industries' Material Handling Segment through an increased product offering and global reach.

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

Distribution Segment

Our Distribution Segment includes the Myers Tire Supply® and Myers Tire Supply International™ and Patch Rubber Company® brands.  Within the Distribution Segment we source and manufacture top of the line products for the tire, wheel and undervehicle service industry.

Myers Tire Supply is the largest U.S. distributor and single source for tire, wheel and undervehicle service tools, equipment and supplies. We buy and sell approximately 13,500 different items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, auto dealerships, tire retreaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their business.

While the needs and composition of our distribution markets constantly change, we adapt and deliver new products and services that are crucial to our customers’ success. The new product pipeline is driven by a thorough understanding of the market and its customers' needs. Myers Tire Supply in turn works closely with its suppliers to develop innovative products and services to meet these needs.

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

Customer Dependence

In 2016, 2015, and 2014, there were no customers that accounted for more than five percent of total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Employees

As of December 31, 2016, Myers Industries had a total of approximately 2,200 full-time and part-time employees. Of these, approximately 1,600 were employed in the Company’s Material Handling Segment and the Distribution Segment employed approximately 555. The Company’s corporate offices had approximately 45 employees.

As of December 31, 2016, the Company had approximately 385 employees represented by labor unions. Collective bargaining agreements between us and these labor unions expire March 2017, June 2017 and November 2019 representing approximately 50, 140 and 195 employees, respectively. We consider our relationship with our employees generally to be satisfactory.

Backlog

The backlog of orders for our operations is estimated to have been approximately $31 million at December 31, 2016 and approximately $44 million at December 31, 2015. Our backlog is scheduled for delivery within the succeeding 12 months. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

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

We may incur inherent risks and may not achieve anticipated benefits associated with our strategic growth initiatives.

Our growth initiatives include internal growth driven by strong brands and new product innovation; development of new, high-growth markets and expansion in existing niche markets; strengthened customer relationships through value-added initiatives and key product partnerships; investments in new technology and processes to reinforce market strength and capabilities in key business groups; consolidation and rationalization activities to further reduce costs and improve productivity within our manufacturing and distribution footprint; an opportunistic and disciplined approach to strategic acquisitions to accelerate growth in our market positions; and potential divestitures of businesses with non-strategic products or markets.

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

We operate in a wide range of geographies, primarily North America, Central America and South America. Additionally, some of our end markets are cyclical, and some of our products are a capital expense for our customers. Worldwide and regional economic, business and political conditions, including changes in the economic conditions of the broader markets and in our individual niche markets, could have an adverse effect on one or both of our operating segments.

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

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Brazil. For the year ended December 31, 2016, international net sales accounted for approximately 14% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Our operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the handling, use, treatment, storage and disposal of, or exposure to, hazardous wastes and other materials and require clean-up of contaminated sites. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines, penalties and other civil or criminal sanctions may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators (or their predecessor entities) and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation.

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

We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. While we have implemented security measures designed to prevent and mitigate the risk of such breaches, a breach in security could expose us and our customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could negatively affect our reputation, competitive position, business, results of operations or cash flows.

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

Equity Ownership Concentration

Based solely on the Schedule 13D filed on March 21, 2016, by Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Gabelli Securities, Inc., Teton Advisors, Inc., Gabelli Foundation, Inc., GGCP, Inc., and GAMCO Investors, Inc., (collectively, the “Gamco Group”), for which the Company disclaims any responsibility, beneficially owned 6,967,064 shares of our common stock which represented approximately 23% of the 29,919,381 shares outstanding as reported in our Form 10-Q for the quarterly period ended September 30, 2016. Combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.

Changes in laws and regulations may have an adverse impact on our operations.

Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse effect on the Company’s financial results.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth certain information with respect to properties owned by the Company:

	Distribution
Location	Approximate Floor Space (Square Feet)	Approximate Land Area (Acres)	Use
Akron, Ohio	129,000	8	Executive offices and warehousing
Akron, Ohio	67,000	5	Distribution center
Wadsworth, Ohio	125,000	12	Distribution center
Pomona, California	18,000	1	Sales and distribution center

	Manufacturing
Miami, Oklahoma	330,000	16	Manufacturing and distribution
Sandusky, Ohio	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Bristol, Indiana	185,000	12	Manufacturing and distribution
Bluffton, Indiana	175,000	17	Manufacturing and distribution
Roanoke Rapids, North Carolina	172,000	20	Manufacturing and distribution
Scarborough, Ontario	170,000	8	Manufacturing and distribution

The following table sets forth certain information with respect to facilities leased by the Company:

	Manufacturing & Distribution
Location	Approximate Floor Space (Square Feet)	Expiration Date of Lease	Use
Cassopolis, Michigan	210,000	October 31, 2018	Manufacturing and distribution
South Beloit, Illinois	160,000	September 30, 2017	Manufacturing and distribution
Springfield, Missouri	70,000	October 31, 2019	Manufacturing and distribution
Lauro de Freitas City, Bahia, Brazil	90,000	June 30, 2017	Manufacturing and distribution
Ibipora, Parana, Brazil	55,000	June 30, 2017	Manufacturing and distribution
Southaven, Mississippi	56,000	September 30, 2023	Distribution center
Jaguariuna, Brazil	54,000	April 30, 2017	Manufacturing and distribution
Salt Lake City, Utah	30,000	October 31, 2023	Distribution center
Milford, Ohio	22,000	November 30, 2018	Administration and sales

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

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) formally informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976 was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries in 1987.  As a result of the EPA Notice Letter, Buckhorn and the Company are engaged in negotiations with the EPA with respect to a draft Administrative Order proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives.  The New Idria Mine is located near Hollister, California and was added to the Superfund National Priorities List by the EPA in October 2011, at which time the Company recognized expense of $1.9 million related to performing the RI/FS.   Based on discussions with the EPA in mid-2016, the Company determined that the RI/FS will begin in 2017 and therefore obtained updated estimated costs to perform the RI/FS.  As a result of the updated estimated costs, the Company recognized additional expense of $1.0 million during the year ended December 31, 2016.  As part of the Notice Letter, the EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mine since 1993.  While the Company is challenging these past cost claims, in 2015 the Company recognized expense of $1.3 million related to these past claims.   As of December 31, 2016, the Company has a total reserve of $2.5 million related to the New Idria Mine.

As negotiations with the EPA proceed, it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the negotiations with EPA, the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses.

At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact the final remediation strategy has not yet been determined.

New Almaden Mine (formerly referred to as Guadelupe River Watershed)

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s original cost estimate of $1.6 million of implementing the project. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for their revised estimate and as a result, recognized additional expense of $1.2 million during the year ended December 31, 2016.  As of December 31, 2016, the Company has a total reserve of $1.5 million related to the New Almaden Mine.

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

Lawn and Garden Indemnification Claim

In connection with the sale of the Lawn and Garden business, as described in Note 10, the Company received a Notice of Indemnification Claims in April 2015, and a Second Notice of Indemnification Claims in July 2016 (collectively, the “Claims”), alleging breaches of certain representations and warranties under the agreement resulting in losses in the amount of approximately $10 million. The Company believes these Claims are without merit and intends to vigorously defend its position. Approximately $8.6 million of the sale proceeds were placed in escrow and due to be settled in August 2016, but have been extended until the Claims are resolved.

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

In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn. Buckhorn believed it was not responsible for any of the judgment because it was not a party to the Orbis license. Despite this belief, the Company recorded expense of $3.0 million in 2014 for the entire amount of the unpaid judgment. The United States Court of Appeals for the Federal Circuit reversed the judgment against Buckhorn on July 2, 2015, and found that Buckhorn was not liable to Orbis for any portion of the judgment entered in favor of Orbis. Accordingly, Myers reversed the accrual of $3.0 million in 2015, which was reflected as a reduction of general and administrative expenses. The Federal Circuit Court of Appeals rejected Orbis' petition for rehearing and rehearing en banc. All opportunities for Orbis to appeal have expired. The United States District Court for the Southern District of Ohio has now released Buckhorn’s appellate bond. Buckhorn was also pursuing legal action against SAS and SASS B.V. for fraudulently selling an exclusive patent license they could not sell and related claims. In 2016, the Company settled with SAS and SASS B.V. in return for a payment to the Company of $0.2 million, which was recorded as a reduction in general and administrative expenses.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2016. Executive officers are appointed annually by the Board of Directors.

Name	Age	Title
R. David Banyard	48	President and Chief Executive Officer
Matteo Anversa	45	Executive Vice President, Chief Financial Officer and Corporate Secretary

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

Mr. Anversa, Executive Vice President, Chief Financial Officer and Corporate Secretary, was appointed to his current position on December 1, 2016. Prior to that, he was with Fiat Chrysler Automobiles N.V., where he served as Vice President, Group Financial Planning and Analysis. Prior to that, Mr. Anversa was with General Electric Corporation where he held successive leadership roles during his sixteen year tenure.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant’s Directors, certain of its executive officers and persons who own more than ten percent of its Common Stock (“Insiders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange, and to furnish the Company with copies of all such forms they file. The Company understands from the information provided to it by insiders that they adhered to all filing requirements applicable to Section 16 filers in 2016.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of shareholders of record at December 31, 2016 was 1,135. High and low stock prices and dividends for the last two years were:

2016	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$13.22	$10.12	$0.135
June 30	15.76	12.23	0.135
September 30	15.86	12.84	0.135
December 31	15.55	11.35	0.135

2015	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$19.95	$16.21	$0.135
June 30	19.42	16.16	0.135
September 30	19.11	12.91	0.135
December 31	15.61	13.32	0.135

Purchases of equity securities by the issuer

The following table presents information regarding the Company’s stock purchase plan during the three months ended December 31, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/16 to 10/31/16	—	$—	5,547,665	2,452,335
11/1/16 to 11/30/16	—	—	5,547,665	2,452,335
12/1/16 to 12/31/16	—	—	5,547,665	2,452,335

(1)

On July 11, 2013, the Board authorized the repurchase of up to an additional five million shares of the Company’s common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to five million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase.

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table which is incorporated herein by reference.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2016

	2011	2012	2013	2014	2015	2016
Myers Industries Inc.
Annual Return %		25.42	42.35	(14.36)	(21.65)	11.74
Cum $	100.00	125.42	178.54	152.89	119.80	133.86
S&P 500 Index - Total Return
Annual Return %		16.00	32.39	13.69	1.38	11.96
Cum $	100.00	116.00	153.57	174.60	177.01	198.18
S&P 600 Index - Total Return
Annual Return %		14.08	41.31	5.76	(1.97)	26.56
Cum $	100.00	114.08	161.21	170.49	167.13	211.51
Russell 2000 Index - Total Return
Annual Return %		16.35	38.82	4.89	(4.41)	21.31
Cum $	100.00	116.35	161.52	169.42	161.95	196.45

ITEM 6.	Selected Financial Data

Thousands of Dollars, Except Per Share Data

	2016	2015	2014	2013	2012
Operations for the Year
Net sales	$558,062	$601,538	$623,649	$584,733	$545,572
Cost of sales	393,422	423,260	462,370	415,179	381,673
Selling expenses	60,440	60,752	60,261	55,398	51,227
General and administrative expenses	78,158	86,665	78,400	69,840	66,146
Impairment charges	9,874	—	—	—	—
Interest, net	8,173	8,999	8,535	4,531	4,330
Total costs and expenses	550,067	579,676	609,566	544,948	503,376
Income from continuing operations before income taxes	7,995	21,862	14,083	39,785	42,196
Income tax expense	6,470	7,809	5,122	13,343	15,689
Income from continuing operations	$1,525	$14,053	$8,961	$26,442	$26,507
Income (loss) from discontinued operations, net of tax	$(468)	$3,709	$(17,642)	$(440)	$3,455
Net income (loss)	$1,057	$17,762	$(8,681)	$26,002	$29,962
Net income per basic share from continuing operations	$0.05	$0.46	$0.28	$0.78	$0.79
Net income per diluted share from continuing operations	$0.05	$0.45	$0.27	$0.77	$0.78
Net income (loss) per basic share from discontinued operations	$(0.02)	$0.12	$(0.55)	$(0.01)	$0.10
Net income (loss) per diluted share from discontinued operations	$(0.02)	$0.12	$(0.54)	$(0.01)	$0.10
Net income (loss) per basic share	$0.03	$0.58	$(0.27)	$0.77	$0.89
Net income (loss) per diluted share	$0.03	$0.57	$(0.27)	$0.76	$0.88
Financial Position — At Year End
Total assets(1)	$381,684	$428,791	$563,433	$468,344	$484,020
Current assets	141,151	154,308	285,441	234,910	239,596
Current liabilities	79,312	116,812	153,814	150,583	114,477
Working capital	61,839	37,496	131,627	84,327	125,119
Other assets(1)	129,051	143,710	141,226	134,984	150,596
Property, plant and equipment, net	111,482	130,773	136,766	98,450	93,828
Less:
Long-term debt, less current portion(1)	189,522	191,881	235,029	43,234	89,661
Other long-term liabilities	9,235	12,354	13,738	22,512	29,155
Deferred income taxes(2)	10,582	10,041	14,281	16,508	20,705
Shareholders’ Equity	93,033	97,703	146,571	235,507	230,022
Common Shares Outstanding	30,019,561	29,521,566	31,162,962	33,572,778	33,480,189
Book Value Per Common Share	$3.10	$3.31	$4.70	$7.01	$6.87
Other Data
Dividends paid(3)	$16,221	$16,675	$15,707	$9,103	$13,006
Dividends declared per Common Share	$0.54	$0.54	$0.52	$0.36	$0.32
Average Basic Common Shares Outstanding during the year	29,750,378	30,616,485	32,232,965	33,588,720	33,597,020

(1)

Balances for 2012-2015 reflect the retrospective change to the balance sheet presentation of unamortized debt issuance costs in conjunction with the adoption of ASU 2015-03 in 2016. Under this guidance, unamortized debt issuance costs are to be presented as a reduction of the corresponding debt liability rather than a separate asset.

(2)

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

On July 2, 2014, CA Acquisition Inc., now known as Scepter Canada Inc., and a wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of substantially all of the assets and assumption of certain liabilities of Scepter Corporation and certain real property of SHI Properties Inc., both located in Scarborough, Ontario, Canada. Contemporaneously with the asset acquisition, Crown US Acquisition Company, now known as Scepter US Holding Company, and another wholly-owned subsidiary of Myers Industries, Inc., completed the purchase of all of the issued and outstanding membership interests of Eco One Leasing, LLC and Scepter Manufacturing, LLC, both located in Miami, Oklahoma. Eco One Leasing, LLC was subsequently merged into Scepter Manufacturing, LLC. The total purchase price for these acquisitions (collectively, “Scepter”) was $156.6 million in cash. The operating results of Scepter have been included within our Consolidated Statements of Operations and within the Company's Material Handling Segment since the date of acquisition.

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

Results of Operations: 2016 versus 2015

Net Sales:

(dollars in millions)
Segment	2016	2015	Change	% Change
Material Handling	$387.5	$414.0	$(26.5)	(6)%
Distribution	170.7	187.6	(16.9)	(9)%
Inter-company elimination	(0.1)	(0.1)	—
Total net sales	$558.1	$601.5	$(43.4)	(7)%

Net sales for the year ended December 31, 2016 were $558.1 million, a decrease of $43.4 million or 7% compared to the prior year. Net sales were negatively impacted by lower sales volumes of approximately $30.7 million, lower indexed pricing of $9.5 million and the effect of unfavorable foreign currency translation of approximately $3.2 million.

Net sales in the Material Handling Segment decreased $26.5 million or 6% for the year ended December 31, 2016 compared to the prior year. The decrease in net sales was due to lower sales volume of $13.0 million, mainly in the food & beverage end market, partially offset by favorable sales volume in the vehicle end market, unfavorable pricing of $10.2 million described above and the effect of unfavorable foreign currency translation of $3.3 million.

Net sales in the Distribution Segment decreased $16.9 million or 9% in the year ended December 31, 2016 compared to the prior year. The decrease in net sales was primarily due to lower equipment sales and lower sales volume in the retread market segment, partially offset by higher pricing. Additionally, the Company implemented a sales force improvement initiative in 2016 that in some territories had a negative impact on sales.  The initiative is designed to broaden market coverage, upgrade the talent of our sales team and improve the overall sales process.  It resulted in some sales force turnover and territory gaps during the year with resulting reductions in sales from those territories.

Cost of Sales & Gross Profit:

(dollars in millions)	2016	2015
Cost of sales	$393.4	$423.3
Gross profit	$164.6	$178.3
Gross profit as a percentage of sales	29.5%	29.6%

Gross profit margin decreased slightly to 29.5% in the year ended December 31, 2016 compared to 29.6% for the same period in 2015, primarily due to lower pricing and lower sales volume, partially offset by lower input costs for plastic resins.

Selling, General and Administrative Expenses:

(dollars in millions)	2016	2015	Change	% Change
SG&A expenses	$138.6	$147.4	$(8.8)	(6)%
SG&A expenses as a percentage of sales	24.8%	24.5%

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2016 were $138.6 million, a decrease of $8.8 million or 6% compared to the same period in the prior year. SG&A expenses were favorably impacted by lower compensation expense and other employee-related costs of approximately $11.5 million, lower legal and professional costs of $1.5 million associated with the Brazilian investigation completed in the first quarter of 2015 and the non-recurring reversal of a long-term liability of approximately $2.3 million recognized in 2016, partially offset by additional environmental contingency expense of $0.9 million and the absence of a $3.0 million benefit recognized in 2015 related to the reversal of the legal reserve associated with the Orbis litigation, each described in Note 10 to the consolidated financial statements.

Impairment Charges:

The Company recorded $9.9 million of non-cash impairment charges, primarily related to its Plasticos Novel do Nordeste S.A. (“Novel”) reporting unit during the year ended December 31, 2016, as discussed in Note 3 to the consolidated financial statements. No impairment charges were recorded in during the same period in 2015.

Net Interest Expense:

(dollars in millions)	2016	2015	Change	% Change
Net interest expense	$8.2	$9.0	$(0.8)	(9)%
Outstanding borrowings, net of deferred financing costs	$189.5	$191.9	$(2.4)	(1)%
Average borrowing rate	4.69%	4.59%

Net interest expense for the year ended December 31, 2016 was $8.2 million compared to $9.0 million during 2015. The decrease in net interest expense is due to a decrease in average borrowings during the year ended December 31, 2016 compared to the prior year, and higher interest income on the note receivable from the sale of the Lawn and Garden business described in Note 5 to the consolidated financial statements.

Income Taxes:

(dollars in millions)	2016	2015
Income from continuing operations before income taxes	$8.0	$21.9
Income tax expense	$6.5	$7.8
Effective tax rate	80.9%	35.7%

The effective tax rate was 80.9% for the year ended December 31, 2016 compared to 35.7% in the prior year. The 2016 effective tax rate is higher than our statutory rate and the effective tax rate for the same period in 2015, due to losses in jurisdictions where the tax benefits are not currently recognized, including the impairment charges in Brazil.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $0.5 million for the year ended December 31, 2016 compared to income of $3.7 million for the year ended December 31, 2015. A gain on sale of the Lawn and Garden business of $4.7 million, net of income taxes, was included in income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2015.

Results of Operations: 2015 versus 2014

Net Sales:

(dollars in millions)
Segment	2015	2014	Change	% Change
Material Handling	$414.0	$432.1	$(18.1)	(4)%
Distribution	187.6	191.9	(4.3)	(2)%
Inter-company elimination	(0.1)	(0.4)	0.3
Total net sales	$601.5	$623.6	$(22.1)	(4)%

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

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2015 were $147.4 million, an increase of $8.7 million or 6% compared to the prior year. An increase in SG&A of $11.4 million was due to the inclusion of Scepter expenses during the first six months of 2015. Excluding the impact of Scepter, SG&A expenses were favorable by $6.0 million versus the prior year due to the reversal of the prior year legal accrual related to the Orbis litigation as described in Note 10, $3.6 million of transaction costs in the year ended December 31, 2014 related to the acquisition of Scepter and $3.5 million from foreign currency translation. These reductions were partially offset by an increase in legal and professional costs of $1.6 million associated with the Brazilian investigation that was completed in the first quarter of 2015, $1.8 million of incremental stock compensation expenses, a $1.3 million charge for environmental reserves described in Note 10, $1.0 million of additional long-term compensation expenses for retirement eligible employees and an increase in other employee-related costs.

Net Interest Expense:

(dollars in millions)	2015	2014	Change	% Change
Net interest expense	$9.0	$8.5	$0.5	6%
Outstanding borrowings, net of deferred financing costs	$191.9	$236.4	$(44.5)	(19)%
Average borrowing rate	4.59%	4.00%

Net interest expense for the year ended December 31, 2015 was $9.0 million compared to $8.5 million during 2014. The increase in net interest expense is due to an increase in average borrowings and average borrowing rate during the year ended December 31, 2015 compared to the prior year, partially offset by interest income on the note receivable from the sale of the Lawn and Garden business described in Note 5.

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

Financial Condition & Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities from continuing operations was $33.7 million, $49.4 million and $51.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The decrease in cash provided by continuing operations of $15.6 million during the year ended December 31, 2016 compared to 2015 was mainly due to an increase in cash used for working capital of $8.4 million, which was driven by a significant reduction in accounts payable in 2016.  The decline in operating cash flow also included a decrease in income from continuing operations of $12.5 million, which includes non-cash impairment charges of $9.9 million, a decrease in other long-term liabilities of $1.7 million, and a decrease of $1.6 million in non-cash stock-based compensation expense. Income from continuing operations was $1.5 million for the year ended December 31, 2016 compared to $14.1 million for the same period in 2015. Depreciation and amortization costs from continuing operations were $34.5 million in the year ended December 31, 2016, compared to $35.0 million for the year ended December 31, 2015. The lower depreciation and amortization are attributable to the reduction of $11.2 million in capital expenditures in 2016 compared to 2015.

The decrease in cash provided by continuing operations during the year ended December 31, 2015 was mainly due to a use of working capital, partially offset by higher net income.  Accounts payables and accrued expenses had a negative impact on operating cash flows in 2015 of $13.1 million compared to positive cash flows of $8.1 million in 2014 due to lower accounts payable primarily related to the impact of lower raw material costs, the reversal of the prior year legal accrual related to the Orbis litigation as described in Note 10 and lower taxes payable in 2015 compared to 2014.  Income from continuing operations was $14.1 million in 2015 compared to $9.0 million in 2014. Depreciation and amortization costs from continuing operations were $35.0 million in the year ended December 31, 2015, compared to $31.2 million for the year ended December 31, 2014. The higher depreciation and amortization are attributable to the higher level of assets placed in service over the past several years and assets acquired in connection with the acquisition of Scepter.

Investing Activities

Capital expenditures were $12.5 million, $23.7 million and $24.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Higher capital spending in 2015 and 2014 compared to 2016 was due to additional investments that were made for new manufacturing focused on growth and productivity improvements in addition to higher spending due to Scepter. The Company paid a final working capital adjustment to the buyer of the Lawn and Garden business of approximately $4.0 million in the first quarter of 2016 as described in Note 5. During 2015, the Company received approximately $69.8 million in cash proceeds in connection with the sale of the Lawn and Garden business and $1.0 million in connection with the sale of WEK. The Company paid approximately $156.6 million in connection with the acquisition of Scepter during 2014.

Financing Activities

The Company used cash to pay dividends of $16.2 million, $16.7 million and $15.7 million for the years 2016, 2015 and 2014, respectively. In addition, under a share repurchase plan, the Company used cash of $30.0 million to purchase 1,992,379 shares of its stock in 2015 and $54.9 million to purchase 2,742,506 shares of its stock in 2014.  The Company did not repurchase any stock during the year ended December 31, 2016. Net repayments on the credit facility were $3.8 million for the year ended December 31, 2016 compared to net repayments of $37.1 million for the year ended December 31, 2015, when a portion of the cash proceeds from the sale of the Lawn and Garden business was used to pay down debt.

Credit Sources

On May 30, 2014, the Company entered into a First Amendment to the Fourth Amended and Restated Loan Agreement (the "Loan Amendment"). The Loan Amendment provided for a $300 million senior revolving credit facility expiring in December 2018. On July 2, 2014, the Company borrowed approximately $135.3 million under the Loan Amendment to fund the acquisition of Scepter. Amounts borrowed under the Loan Amendment are secured by pledges of stock of certain of our foreign and domestic subsidiaries.

Borrowings under the Loan Amendment bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Amendment.

The Company has Senior Unsecured Notes totaling $100 million with a group of investors pursuant to a note purchase agreement. The series of four notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026.

Total debt outstanding at December 31, 2016 was $189.5 million, net of deferred financing costs, compared with $191.9 million at December 31, 2015. The Company’s Loan Amendment provides available borrowing up to $300 million, reduced for letters of credit issued. As of December 31, 2016, the Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. As of December 31, 2016, there was $204.9 million available under our Loan Amendment.

As of December 31, 2016, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended December 31, 2016 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	8.30
Leverage Ratio	3.25 to 1 (maximum)	2.88

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaces the existing $300 million Loan Amendment with a $200 million senior revolving credit facility and extends the term from December 2018 to March 2022.  In addition, the Loan Agreement provides for a maximum Leverage Ratio of 3.75 for the first and second quarters of 2017, stepping down to 3.5 in the third quarter of 2017, and 3.25 thereafter.

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Contractual Obligations

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments reflecting our current debt structure:

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
		(Amounts in Thousands)
Principal payments on debt	$—	$90,686	$40,000	$60,000	$190,686
Interest	7,566	12,639	8,355	8,723	37,283
Lease payments	2,797	2,262	1,050	868	6,977
Retirement obligations and other benefits	547	1,043	868	1,689	4,147
Total	$10,910	$106,630	$50,273	$71,280	$239,093

Uncertain tax position liabilities are excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective tax authority cannot be made.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based on the accompanying consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. As indicated in the Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements (included in Item 8 of this report), the amount of assets, liabilities, revenue and expenses reported are affected by estimates and judgments that are necessary to comply with generally accepted accounting principles. The Company bases its estimates on prior experience and other assumptions that they consider reasonable to their circumstances. The Company believes the following matters may involve a high degree of judgment and complexity.

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

Goodwill — Goodwill is subject to annual impairment testing, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. The Company conducts its annual impairment assessment as of October 1. The Company performs a two-step quantitative assessment to determine whether the fair value of a reporting unit is less than its carrying value.

Goodwill impairment testing requires, in part, that the Company estimate the fair value of its reporting units which, in turn, requires that they make judgments concerning future cash flows and appropriate discount rates for those reporting units. Fair values are established using comparative market multiples in the current market conditions and discounted cash flows. The discount rates used are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 10.5% to 15.75% in 2016. In addition, the Company makes certain judgments about the selection of comparable companies used in determining market multiples in valuing its reporting units. The Company also compares its book value and the estimates of fair value of the reporting units to its market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as the market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than the market capitalization, the Company re-evaluates and adjusts, if necessary, the assumptions underlying the Income and Market Approach models.

Based on procedures conducted to test impairment of goodwill of the Company’s reporting units, the Company noted no impairment in 2015 or 2014.  In addition, the Company determined that no additional goodwill impairment charges were required for 2016, over and above the impairment charges discussed below and in Note 3 to the consolidated financial statements.

During the year ended December 31, 2016, the Company reviewed its long-lived assets, intangible assets and goodwill at Plasticos Novel do Nordeste S.A. (”Novel”), a reporting unit within the Material Handling Segment for impairment. The testing for impairment was performed as a result of the presence of impairment indictors resulting from the communication of a reduction in capital spending in the near-term from a significant customer in March 2016, which resulted in a significant reduction in Novel’s forecasted revenue and income.

As a result of these impairment reviews, the Company concluded that the goodwill, intangibles and other long-lived assets related to Novel were impaired and recorded a non-cash impairment charge of $8.5 million in 2016. Refer to Note 3 to the consolidated financial statements for further discussion.

Contingencies — In the ordinary course of business, the Company is involved in various legal proceedings and contingencies. The Company has recorded liabilities for these matters in accordance with FASB ASC 450, Contingencies (“ASC 450”). ASC 450 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. When management believes that a loss arising from these matters is probable and can reasonably be estimated, they record the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable of occurrence than another. As additional information becomes available, any potential liability related to these matters will be assessed and the estimates will be revised, if necessary. The actual resolution of these contingencies may differ from our estimates. If a contingency were settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than our estimate, a future credit to income would result.

Revenue Recognition — The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries as it is the Company’s intention to reinvest such earnings for an indefinite period of time. The Company has operations outside the U.S. and in jurisdictions with statutory tax rates lower than in the U.S. As a result, significant tax and treasury planning of future operations are necessary to determine the proper amounts of tax assets, liabilities and expense to be recognized. FASB ASC 740, Income Taxes ("ASC 740") requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. The Company evaluates the recovery of its deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.

Also, significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions, including evaluating uncertainties under ASC 740. The Company reviews its tax positions quarterly and adjusts the balances as new information becomes available.

Recent Accounting Pronouncements

Information regarding the recent accounting pronouncements is contained in the Summary of Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2016, if market interest rates increase one percent, the Company’s interest expense would increase approximately $1.0 million annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States ("U.S."). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $2 million to $7 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At December 31, 2016, the Company had no foreign currency arrangements or contracts in place.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Myers Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myers Industries, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myers Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio

March 9, 2017

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2016, 2015, and 2014

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014
Net sales	$558,062	$601,538	$623,649
Cost of sales	393,422	423,260	462,370
Gross profit	164,640	178,278	161,279
Selling expenses	60,440	60,752	60,261
General and administrative expenses	78,158	86,665	78,400
	138,598	147,417	138,661
Impairment charges	9,874	—	—
Operating income	16,168	30,861	22,618
Interest
Income	(1,774)	(1,317)	(127)
Expense	9,947	10,316	8,662
Interest expense, net	8,173	8,999	8,535
Income from continuing operations before income taxes	7,995	21,862	14,083
Income tax expense	6,470	7,809	5,122
Income from continuing operations	1,525	14,053	8,961
Income (loss) from discontinued operations, net of income tax	(468)	3,709	(17,642)
Net income (loss)	$1,057	$17,762	$(8,681)
Income per common share from continuing operations:
Basic	$0.05	$0.46	$0.28
Diluted	$0.05	$0.45	$0.27
Income (loss) per common share from discontinued operations:
Basic	$(0.02)	$0.12	$(0.55)
Diluted	$(0.02)	$0.12	$(0.54)
Net income (loss) per share:
Basic	$0.03	$0.58	$(0.27)
Diluted	$0.03	$0.57	$(0.27)
Dividends declared per share	$0.54	$0.54	$0.52

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2016, 2015, and 2014

(Dollars in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net income (loss)	$1,057	$17,762	$(8,681)
Other comprehensive income (loss)
Foreign currency translation adjustment	5,105	(27,622)	(13,318)

Pension liability, net of tax expense (benefit) of ($95) in 2016, $113 in 2015 and ($448) in 2014	(169)	200	(797)
Total other comprehensive income (loss)	4,936	(27,422)	(14,115)

Comprehensive income (loss)	$5,993	$(9,660)	$(22,796)

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2016 and 2015

(Dollars in thousands)

	December 31,	December 31,
	2016	2015
Assets
Current Assets
Cash	$7,888	$7,344
Restricted cash	8,635	8,627
Accounts receivable, less allowances of $1,563 and $559, respectively	73,818	77,633
Inventories
Finished and in-process products	31,826	39,840
Raw materials and supplies	14,197	14,898
	46,023	54,738
Prepaid expenses and other assets	4,787	5,966
Total Current Assets	141,151	154,308
Other Assets
Goodwill	59,219	64,035
Intangible assets, net	47,994	58,530
Deferred income taxes	216	840
Notes receivable	18,275	17,981
Other	3,347	2,324
	129,051	143,710
Property, Plant and Equipment, at Cost
Land	8,916	7,960
Buildings and leasehold improvements	65,566	62,519
Machinery and equipment	319,606	345,277
	394,088	415,756
Less allowances for depreciation and amortization	(282,606)	(284,983)
Property, plant and equipment, net	111,482	130,773
Total Assets	$381,684	$428,791

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2016 and 2015

(Dollars in thousands, except share data)

	December 31,	December 31,
	2016	2015
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$48,988	$71,310
Accrued expenses
Employee compensation	11,861	17,832
Taxes, other than income taxes	2,178	1,733
Accrued interest	3,202	2,709
Other	13,083	23,228
Total Current Liabilities	79,312	116,812
Long-term debt	189,522	191,881
Other liabilities	9,235	12,354
Deferred income taxes	10,582	10,041
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,019,561 and 29,521,566; net of treasury shares of 7,932,896 and 8,430,891, respectively)	18,234	17,895
Additional paid-in capital	202,033	196,743
Accumulated other comprehensive loss	(34,174)	(39,110)
Retained deficit	(93,060)	(77,825)
Total Shareholders’ Equity	93,033	97,703
Total Liabilities and Shareholders’ Equity	$381,684	$428,791

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands, except share and per share data)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2014	33,572,778	$20,313	$266,276	$2,427	$(53,509)	$235,507
Net loss	—	—	—	—	(8,681)	(8,681)
Issuances under option plans	227,664	138	2,654	—	—	2,792
Dividend reinvestment plan	7,159	4	130	—	—	134
Restricted stock vested	123,829	75	(75)	—	—	—
Restricted stock and stock option grants	15,055	10	2,825	—	—	2,835
Tax benefit from options	—	—	679	—	—	679
Foreign currency translation adjustment	—	—	—	(13,318)	—	(13,318)
Repurchase of common stock	(2,742,506)	(1,660)	(53,237)	—	—	(54,897)
Stock contributions	9,376	6	194	—	—	200
Shares withheld for employee taxes on equity awards	(50,393)	(31)	(1,052)	—	—	(1,083)
Declared dividends - $.52 per share	—	—	—	—	(16,800)	(16,800)
Pension liability, net of tax of $448	—	—	—	(797)	—	(797)
Balance at December 31, 2014	31,162,962	18,855	218,394	(11,688)	(78,990)	146,571
Net income	—	—	—	—	17,762	17,762
Issuances under option plans	239,908	162	2,613	—	—	2,775
Dividend reinvestment plan	8,968	5	144	—	—	149
Restricted stock vested	120,723	78	(78)	—	—	—
Restricted stock and stock option grants	—	—	5,277	—	—	5,277
Tax benefit from options	—	—	38	—	—	38
Foreign currency translation adjustment	—	—	—	(27,622)	—	(27,622)
Repurchase of common stock	(1,992,379)	(1,193)	(28,830)	—	—	(30,023)
Stock contributions	8,250	5	143	—	—	148
Shares withheld for employee taxes on equity awards	(26,866)	(17)	(958)	—	—	(975)
Declared dividends - $.54 per share	—	—	—	—	(16,597)	(16,597)
Pension liability, net of tax of $113	—	—	—	200	—	200
Balance at December 31, 2015	29,521,566	17,895	196,743	(39,110)	(77,825)	97,703
Net income	—	—	—	—	1,057	1,057
Issuances under option plans	374,958	205	3,030	—	—	3,235
Dividend reinvestment plan	10,520	6	133	—	—	139
Restricted stock vested	169,929	104	(104)	—	—	—
Stock compensation expense	—	24	3,333	—	—	3,357
Tax benefit from options	—	—	64	—	—	64
Foreign currency translation adjustment	—	—	—	5,105	—	5,105
Shares withheld for employee taxes on equity awards	(57,412)	—	(1,166)	—	—	(1,166)
Declared dividends - $.54 per share	—	—	—	—	(16,292)	(16,292)
Pension liability, net of tax of $95	—	—	—	(169)	—	(169)
Balance at December 31, 2016	30,019,561	$18,234	$202,033	$(34,174)	$(93,060)	$93,033

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$1,057	$17,762	$(8,681)
Income (loss) from discontinued operations, net of income taxes	(468)	3,709	(17,642)
Income from continuing operations	1,525	14,053	8,961
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	24,607	24,712	24,173
Amortization	9,858	10,267	6,999
Non-cash stock-based compensation expense	3,357	4,934	3,115
Deferred taxes	(243)	(315)	(2,665)
Excess tax benefit from stock-based compensation	(64)	(38)	(679)
Impairment charges	9,874	—	—
Other	653	762	562
Payments on performance based compensation	(1,794)	(1,303)	(1,293)
Accrued interest income on note receivable	(1,268)	(1,060)	—
Other long-term liabilities	(579)	1,106	341
Cash flows provided by (used for) working capital
Accounts receivable	4,311	3,499	2,710
Inventories	9,720	5,271	2,377
Prepaid expenses and other assets	1,083	573	(966)
Accounts payable and accrued expenses	(27,319)	(13,107)	8,122
Net cash provided by (used for) operating activities - continuing operations	33,721	49,354	51,757
Net cash provided by (used for) operating activities - discontinued operations	—	(11,622)	(13,062)
Net cash provided by (used for) operating activities	33,721	37,732	38,695
Cash Flows From Investing Activities
Capital expenditures	(12,523)	(23,727)	(24,170)
Acquisition of business, net of cash acquired	—	—	(156,620)
Proceeds from sale of property, plant and equipment	468	1,261	566
Proceeds (payments) related to sale of business	(4,034)	70,762	—
Net cash provided by (used for) investing activities - continuing operations	(16,089)	48,296	(180,224)
Net cash provided by (used for) investing activities - discontinued operations	—	(581)	11,626
Net cash provided by (used for) investing activities	(16,089)	47,715	(168,598)
Cash Flows From Financing Activities
Proceeds from long-term debt	—	—	89,000
Net borrowing (repayments) on credit facility	(3,804)	(37,110)	106,493
Cash dividends paid	(16,221)	(16,675)	(15,707)
Proceeds from issuance of common stock	3,374	2,924	2,926
Excess tax benefit from stock-based compensation	64	38	679
Repurchase of common stock	—	(30,023)	(54,897)
Shares withheld for employee taxes on equity awards	(1,166)	(975)	(1,083)
Deferred financing costs	—	—	(547)
Net cash provided by (used for) financing activities - continuing operations	(17,753)	(81,821)	126,864
Net cash provided by (used for) financing activities - discontinued operations	—	—	—
Net cash provided by (used for) financing activities	(17,753)	(81,821)	126,864
Foreign exchange rate effect on cash	665	(958)	1,176
Net increase (decrease) in cash	544	2,668	(1,863)
Cash at January 1	7,344	4,676	6,539
Cash at December 31	$7,888	$7,344	$4,676
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$8,917	$10,131	$4,973
Income taxes	$8,136	$10,138	$11,355

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

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2016 presentation.

Accounting Standards Adopted

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments in relation to business combinations. Under existing standards, the measurement-period adjustments are calculated as if they were known at the acquisition date, and are recognized by revising information in prior periods. Under the new standard, measurement-period adjustments continue to be calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined, with no revisions to prior periods relating to the business combination. In addition to the disclosure requirement explaining the nature and amount of the measurement-period adjustments, additional disclosures are required to explain the impact on current period income statement line items of adjustments that would have been recognized in prior periods if such period information had been revised. ASU 2015-16 became effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Adoption of ASU 2015-16 in the first quarter of 2016 did not have an impact on the Company's results of operations, cash flows or financial position.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-03) - Simplifying the Presentation of Debt Issuance Costs, which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. The Company adopted ASU 2015-03 retrospectively in the first quarter of 2016. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance cost of $1,125 as of December 31, 2015 from other non-current assets to a reduction of long-term debt in the Consolidated Statements of Financial Position. Adoption of ASU 2015-03 did not have an impact on the Company’s results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Under ASU 2014-15, management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 became effective for annual periods ending after December 15, 2016, and interim periods thereafter. The adoption of this standard did not have an impact on the Company’s financial statement disclosures.

Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) -  Simplifying the Test for Goodwill Impairment.  This ASU eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The guidance allows for early adoption for impairment testing dates after January 1, 2017.  While the Company is currently evaluating the timing of adoption, it does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) -  Restricted Cash. This ASU requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  The ASU is

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. To the extent there are changes in the Company’s restricted cash balances, adoption of this standard will impact the statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This ASU requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which introduces new guidance for the accounting for credit losses on instruments.  The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2019 including interim periods within that reporting period, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted. The Company plans to elect to recognize forfeitures as they occur and is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance also includes enhanced disclosure requirements, and is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statements of Shareholders’ Equity. The Company plans to adopt the new guidance effective January 1, 2018. The Company has made substantial progress in its evaluation of the new standard and expects to complete its evaluation of the impact on the Company’s consolidated financial statements during the first half of 2017.  The Company currently plans to adopt the new guidance under the modified retrospective approach.

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

The fair value of debt under the Company’s Loan Amendment approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At December 31, 2016 and 2015, the aggregate fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $98.0 million and $102.1 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. The Company’s largest single customer in 2016 accounts for approximately 4% of net sales with no other customer greater than 3%. Outside of the United States, only customers located in Brazil and Canada, which account for approximately 3.9% and 4.4% of net sales, respectively, are significant to the Company’s operations. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $0.9 million, $0.3 million and $0.4 million for the years 2016, 2015 and 2014, respectively. Deductions from the allowance for doubtful accounts, net of recoveries, were approximately $0.4 million, $0.5 million and $0.9 million for the years 2016, 2015 and 2014, respectively.

Factoring

The Company's wholly-owned subsidiaries Plasticos Novel Do Nordeste S.A. and Plasticos Novel Do Parana S.A. (collectively, "Novel") entered into a factoring agreement to sell, without recourse, certain of their Brazilian real-based trade accounts receivables to unrelated third party financial institutions as part of its working capital management. The sale of these receivables accelerated the collection of cash and reduced credit exposure. Under the terms of the factoring agreements, the Company retains no rights or interest and has no obligations with respect to the sold receivables. As such, the factoring of trade receivables under these agreements are

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

accounted for as a sale. The Company accounts for its trade receivable factoring program as required under ASC 860, Transfers and Servicing. During 2016, $5.8 million of trade accounts receivables had been sold under the terms of the factoring agreement for cash proceeds of $5.3 million. During 2015, $5.8 million of trade accounts receivables had been sold under the terms of the factoring agreement for cash proceeds of $5.4 million. The receivables sold pursuant to the factoring agreements have been recorded as a reduction of trade accounts receivable and as cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows. The Company pays an administrative fee based on the dollar value of the receivables sold. Administrative fees related to the program for 2016 and 2015 were approximately $0.5 million and $0.4 million, respectively. These fees are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 40 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost.

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $4.7 million, $5.1 million and $6.8 million higher than reported at December 31, 2016, 2015 and 2014, respectively. LIFO inventories increased cost of sales and decreased income from continuing operations before income taxes by $0.1 million in 2016. Cost of sales decreased by less than $0.1 million in 2015 and $0.4 million in 2014 as a result of the liquidation of LIFO inventories.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and Equipment	3 to 10 years
Leasehold Improvements	5 to 10 years

At December 31, 2016 and 2015, the Company had approximately $4.1 million of capitalized software costs included in machinery and equipment on the accompanying Consolidated Statements of Financial Position. Amortization expense related to capitalized software costs was approximately $0.6 million, $0.5 million and $0.3 million in 2016, 2015 and 2014, respectively.

Long-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Determination of potential impairment related to assets to be held and used is based upon undiscounted future cash flows resulting from the use and ultimate disposition of the asset. For assets held for disposal, the amount of potential impairment may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. Refer to Note 3 for discussion of the impairment charges.

Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) and are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2014	$3,493	$(1,066)	$2,427
Other comprehensive income (loss) before reclassifications	(13,318)	(826)	(14,144)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($16) (1)	—	29	29
Net current-period other comprehensive income (loss)	(13,318)	(797)	(14,115)
Balance at December 31, 2014	(9,825)	(1,863)	(11,688)
Other comprehensive income (loss) before reclassifications	(17,131)	144	(16,987)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($32) (1)	(10,491)	56	(10,435)
Net current-period other comprehensive income (loss)	(27,622)	200	(27,422)
Balance at December 31, 2015	(37,447)	(1,663)	(39,110)
Other comprehensive income (loss) before reclassifications	5,105	(222)	4,883
Amounts reclassified from accumulated other comprehensive income, net of tax of ($30) (1)	—	53	53
Net current-period other comprehensive income (loss)	5,105	(169)	4,936
Balance at December 31, 2016	$(32,342)	$(1,832)	$(34,174)

(1)

The accumulated other comprehensive income (loss) components related to defined benefit pension plans are included in the computation of net periodic pension cost. (See Note 13-Retirement Plans for additional details.) Cumulative translation adjustment associated with the sale of the Lawn and Garden business was included in the carrying value of assets disposed of.

Shipping and Handling

Shipping and handling expenses are primarily classified as selling expenses in the accompanying Consolidated Statements of Operations. The Company incurred shipping and handling costs of approximately $16.8 million, $16.4 million and $19.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Cash flows used in investing activities excluded $0.1 million, $6.6 million and $0.2 million of accrued capital expenditures in 2016, 2015 and 2014, respectively.

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

The following unaudited pro forma information presents a summary of the consolidated results of operations for the Company as if the acquisition of Scepter had occurred on January 1, 2014.

For the Year Ended
December 31, 2014
Net sales	$675,046

Income from continuing operations	$16,206

Net income per share from continuing operations:
Basic	$0.50
Diluted	$0.50

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

3.  Impairment Charges

During the year ended December 31, 2016, the Company reviewed its long-lived assets, intangible assets and goodwill at Plasticos Novel do Nordeste S.A. (”Novel”), a reporting unit within the Material Handling Segment for impairment. The testing for impairment

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

was performed as a result of the presence of impairment indictors resulting from the communication of a reduction in capital spending in the near-term from a significant customer in March 2016, which resulted in a significant reduction in Novel’s forecasted revenue and income.

The Company first conducted a review for impairment of indefinite-lived intangibles and other long-lived assets related to Novel, including amortizable intangible assets and fixed assets which indicated that the carrying amounts of such assets may not be recoverable and required an assessment of fair value of the assets for purposes of measuring an impairment charge. The estimated fair value of indefinite-lived intangibles was determined using a relief from royalty payments income approach and the other long-lived assets was determined, in part, using an analysis of projected cash flows, a market approach and a cost approach. These valuation methods use Level 3 inputs under the fair value hierarchy discussed in Note 1.

To test for potential impairment for goodwill, the Company performed an interim impairment test as of March 31, 2016. The step one goodwill impairment test was performed using a discounted cash flow (“DCF”) valuation model. The significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the testing date for market participants in the industry in which the Novel reporting unit operates. Based on the estimated fair value generated by the DCF model, the Novel reporting unit’s fair value did not exceed its carrying value as of March 31, 2016 and therefore a step two analysis was required to be performed. The decline in fair value of the reporting unit resulted primarily from lower projected operating results and cash flows than those utilized from the 2015 annual impairment test, directly related to the triggering event outlined above. A step two analysis was completed to allocate estimated fair value to assets and liabilities in order to estimate an implied value of goodwill.  As a result of these impairment reviews, the Company concluded that the goodwill, intangibles and other long-lived assets related to Novel were impaired and recorded a non-cash impairment charge of $8.5 million in 2016. In addition, in 2016 the Company also recorded impairment charges of $1.3 million, primarily related to long-lived assets associated with the exit of a non-strategic product line in the Material Handling Segment. These impairment charges were reported in Impairment charges in the Consolidated Statements of Operations for the year ended December 31, 2016.

4.  Goodwill and Intangible Assets

The Company tests for impairment of goodwill and indefinite-lived intangible assets on at least an annual basis, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. Such changes in circumstances may include, but are not limited to, significant changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base or its businesses, or a material negative change in its relationships with significant customers.  See Note 3 for further discussion.

The Company conducted its annual impairment assessment as of October 1 for all of its reporting units, noting no impairment in 2015 or 2014.  In addition, the Company determined that no additional goodwill impairment charges were required for 2016, beyond the impairment charges discussed in Note 3.

During the 2016 annual review of goodwill, management performed a two-step quantitative test for all of its reporting units. In evaluating goodwill for impairment using the two-step test, the Company uses a combination of valuation techniques primarily using discounted cash flows to estimate the fair values of its business reporting units and market based multiples as supporting evidence. The variables and assumptions used, all of which are level 3 fair value inputs, include the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions are determined separately for each reporting unit, and are based on the weighted average cost of capital for each of the Company’s reporting units, which ranged from 10.5% to 15.75% in 2016. In addition the Company makes certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. The underlying assumptions used are based on historical actual experience and future expectations. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. The Company also compares our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization, the Company re-evaluates and adjusts, if necessary, the assumptions underlying the Income and Market Approach models. The estimate of the fair values of these reporting units, and the related goodwill, could change over time based on a

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

The change in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 is as follows:

	Distribution	Material Handling	Total
January 1, 2015	$505	$66,134	$66,639
Measurement period adjustments	—	(300)	(300)
Foreign currency translation	—	(2,304)	(2,304)
December 31, 2015	$505	$63,530	$64,035
Foreign currency translation	—	860	860
Impairment charges	—	(5,676)	(5,676)
December 31, 2016	$505	$58,714	$59,219

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company performs an annual impairment assessment for the indefinite lived trade names which had a carrying value of $10,878 and $10,859 at December 31, 2016 and 2015, respectively. In performing this assessment the Company uses an income approach, based primarily on level 3 inputs, to estimate the fair value of the trade name. The Company records an impairment charge if the carrying value of the trade name exceeds the estimated fair value at the date of assessment.

Intangible assets at December 31, 2016 and 2015 consisted of the following:

		2016			2015
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade Names - Indefinite Lived		$10,878	$—	$10,878	$10,859	$—	$10,859
Trade Names	8.5	80	(34)	46	280	(142)	138
Customer Relationships	2.8	39,774	(21,127)	18,647	40,427	(16,165)	24,262
Technology	7.2	25,760	(7,519)	18,241	27,177	(5,166)	22,011
Patents	0.2	11,724	(11,542)	182	11,724	(10,464)	1,260
		$88,216	$(40,222)	$47,994	$90,467	$(31,937)	$58,530

Intangible amortization expense was $9,492, $9,802 and $6,466 in 2016, 2015 and 2014, respectively. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $8,315 in 2017; $8,032 in 2018; $7,659 in 2019; $4,886 in 2020 and $2,324 in 2021.

5.  Discontinued Operations

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

During the second quarter of 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on its core growth platforms. The business was sold February 17, 2015 to an entity controlled by Wingate Partners V, L.P., a private equity firm, for $110.0 million, subject to a working capital adjustment. The terms of the agreement include a $90.0 million cash payment, promissory notes totaling $20.0 million that mature in August 2020, a 6% interest rate and approximately $8.6 million placed in escrow that was due to be settled by August 2016, but has been extended

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

until certain indemnification claims are resolved, as discussed in Note 10-Contingencies. The fair market value of the notes at February 17, 2015 was $17.8 million and is included in Notes Receivable in the accompanying Consolidated Statements of Financial Position, in which the carrying value represents the fair value at date of sale plus accretion as of the balance sheet date. The fair value of the notes receivable was calculated using level 2 inputs as defined in Note 1. The final working capital adjustment resulted in a cash payment to the buyer of approximately $4.0 million in 2016. The total gain on the sale of the Lawn and Garden business in 2015 was $4.7 million, net of tax, and is included in income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations.

Summarized selected financial information for the Lawn and Garden business and WEK for the years ended December 31, 2016, 2015 and 2014 are presented in the following table:

	For the Year Ended December 31,
	2016	2015*	2014**
Net sales	$—	$29,335	$204,716
Loss from discontinued operations before income taxes	$—	$(1,214)	$(30,038)
Income tax expense (benefit)	—	(262)	(9,408)
Loss from discontinued operations	—	(952)	(20,630)
Gain (loss) on sale of discontinued operations, inclusive of tax provision (benefit) of $0.2 million, ($2.8) million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively	(468)	4,661	2,988
Income (loss) from discontinued operations, net of income taxes	$(468)	$3,709	$(17,642)

*	Includes Lawn and Garden operating results through February 17, 2015.
**	Includes WEK operating results through June 20, 2014.

6.  Net Income (Loss) Per Common Share

Net income (loss) per common share, as shown on the accompanying Consolidated Statements of Operations, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Year Ended December 31,
	2016	2015	2014
Weighted average common shares outstanding basic	29,750,378	30,616,485	32,232,965
Dilutive effect of stock options and restricted stock	217,534	327,208	471,047
Weighted average common shares outstanding diluted	29,967,912	30,943,693	32,704,012

Options to purchase 551,761, 463,200 and 198,500 shares of common stock that were outstanding at December 31, 2016, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares, and were therefore anti-dilutive.

7.  Restructuring

The charges related to various restructuring programs implemented by the Company are included in selling, general and administrative (“SG&A”) expenses and cost of sales depending on the type of cost incurred. The restructuring charges recognized in the years ended 2015 and 2014 are presented in the following table.  There were no restructuring charges in the year ended 2016.

	2015			2014
Segment	Cost of sales	SG&A	Total	Cost of sales	SG&A	Total
Distribution	$—	$124	$124	$—	$764	$764
Material Handling	1,340	912	2,252	189	260	449
Corporate	—	35	35	—	—	—
Total	$1,340	$1,071	$2,411	$189	$1,024	$1,213

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

8.  Other Accrued Expenses

As of December 31, 2016 and 2015, the balance in other accrued expenses is comprised of the following:

	December 31,	December 31,
	2016	2015
Deposits and amounts due to customers	$2,688	$9,351
Dividends payable	4,260	4,190
Accrued litigation and professional fees	452	308
Other accrued expenses	5,683	9,379
	$13,083	$23,228

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

The following tables summarize stock option activity in the past three years:

Options granted in 2016, 2015, and 2014:

Year	Options	Exercise Price
2016	271,350	$11.62
2015	208,200	$18.67
2014	209,500	$20.93

Options exercised in 2016, 2015, and 2014:

Year	Options	Exercise Price
2016	334,836	$9.00 to $14.77
2015	239,508	$9.97 to $17.02
2014	228,064	$9.97 to $17.02

In addition, options totaling 162,565, 71,567 and 43,252 expired or were forfeited during the years ended December 31, 2016, 2015 and 2014, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Options outstanding and exercisable at December 31, 2016, 2015, and 2014 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2016	1,183,830	$9.97 to $20.93	934,898	$14.88
2015	1,409,881	$9.00 to $20.93	1,231,544	$13.47
2014	1,512,756	$9.00 to $20.93	1,066,219	$11.58

Stock compensation expense was approximately $3,357, $4,934 and $3,115 for the years ended December 31, 2016, 2015 and 2014, respectively. These expenses are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2016 was approximately $4,119 which will be recognized over the next three years, as such compensation is earned.

The fair value of options granted is estimated using an option pricing model based on assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield rate is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole. In 2016, 2015 and 2014, the Company used the binomial lattice option pricing model based on assumptions set forth in the following table.

	2016	2015	2014
Risk free interest rate	1.80%	2.10%	2.80%
Expected dividend yield	4.60%	2.90%	2.50%
Expected life of award (years)	8.00	8.00	7.00
Expected volatility	50.00%	50.00%	50.00%
Fair value per option	$3.45	$6.03	$7.05

The following table provides a summary of stock option activity for the period ended December 31, 2016:

	Shares	Average Exercise Price	Weighted Average Life (in Years)
Outstanding at December 31, 2015	1,409,881	$14.12
Options granted	271,350	11.62
Options exercised	(334,836)	9.66
Canceled or forfeited	(70,965)	15.37
Expired	(91,600)	17.05
Outstanding at December 31, 2016	1,183,830	14.50	6.20
Exercisable at December 31, 2016	934,898	$14.88	5.47

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2016, 2015 and 2014 was $1,809, $1,151 and $1,744, respectively.

The following table provides a summary of combined restricted stock units and restricted stock activity for the year ended December 31, 2016:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2015	229,390
Granted	247,594	$11.85
Vested	(115,241)	16.19
Forfeited	(30,333)	14.69
Unvested shares at December 31, 2016	331,410

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a two or three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At December 31, 2016, restricted stock awards had vesting periods up through December 2019.

Included in the 2016 grants are 91,700 performance-based restricted stock units. The fair value of these awards is calculated using the market price of the underlying common stock on the date of grant. In determining fair value, the Company does not take into account performance-based vesting requirements. For these awards, the performance-based vesting requirements determines the number of shares that ultimately vest, which can vary from 0% to 200% of target depending on the level of achievement of established performance criteria. Compensation expense is recognized over the requisite service period subject to adjustment based on the probable number of shares expected to vest under the performance condition.

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

As of December 31, 2016 and 2015, the Company has a total reserve of $2.5 million and $2.0 million, respectively, related to the New Idria Mine.  As of December 31, 2016, $0.3 million is classified in Other Current Liabilities and $2.2 million is classified in Other Liabilities on the Consolidated Statements of Financial Position.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

New Almaden Mine (formerly referred to as Guadelupe River Watershed)

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s original cost estimate of $1.6 million of implementing the project. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate and as a result, recognized additional expense of $1.2 million during the year ended December 31, 2016.  As of December 31, 2016, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.2 million is classified in Other Current Liabilities and $1.3 million is classified in Other Liabilities on the Consolidated Statements of Financial Position.

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

Lawn and Garden Indemnification Claim

In connection with the sale of the Lawn and Garden business, as described in Note 5, the Company received a Notice of Indemnification Claims in April 2015, and a Second Notice of Indemnification Claims in July 2016 (collectively, the “Claims”), alleging breaches of certain representations and warranties under the agreement resulting in losses in the amount of approximately $10 million. The Company believes these Claims are without merit and intends to vigorously defend its position. As described in Note 5, approximately $8.6 million of the sale proceeds that were placed in escrow were due to be settled in August 2016, but has been extended until the Claims are resolved.

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

In May 2014, Orbis made demand to SAS that SAS pay the judgment in full, and subsequently in July 2014, Orbis made the same demand to Buckhorn. Buckhorn believed it was not responsible for any of the judgment because it was not a party to the Orbis license. Despite this belief, the Company recorded expense of $3.0 million during the third quarter of 2014 for the entire amount of the unpaid judgment. The United States Court of Appeals for the Federal Circuit reversed the judgment against Buckhorn on July 2, 2015, and found that Buckhorn was not liable to Orbis for any portion of the judgment entered in favor of Orbis. Accordingly, Myers reversed the accrual of $3.0 million during the second quarter of 2015, which was reflected as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Operations. The Federal Circuit Court of Appeals rejected Orbis' petition for rehearing and rehearing en banc. All opportunities for Orbis to appeal have expired. The United States District Court for the Southern District of Ohio has now released Buckhorn’s appellate bond. Buckhorn was also pursuing legal action against SAS and SASS B.V. for fraudulently selling an exclusive patent license they could not sell and related claims. In 2016, the Company settled with SAS and SASS B.V. in return for a payment to the Company of $0.2 million, which was recorded as a reduction in general and administrative expenses in the Consolidated Statements of Operations.

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

11.  Long-Term Debt and Loan Agreements

Long-term debt at December 31, 2016 and 2015 consisted of the following:

	December 31,	December 31,
	2016	2015
Loan Agreement	$90,686	$93,512
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	29,000
5.45% Senior Unsecured Notes due 2026	20,000	20,000
	190,686	193,512
Less unamortized deferred financing costs	1,164	1,631
	$189,522	$191,881

On May 30, 2014, the Company entered into a First Amendment to the Fourth Amended and Restated Loan Amendment (the "Loan Amendment"). The Loan Amendment provided for a $300 million senior revolving credit facility expiring in December 2018. Amounts borrowed under the Loan Amendment are secured by pledges of stock of certain of our foreign and domestic subsidiaries.

Under the terms of the Loan Amendment, the Company may borrow up to $300 million, reduced for letters of credit issued. As of December 31, 2016, the Company had $204.9 million available under the Loan Amendment. The Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at December 31, 2016. Borrowings under the Loan Amendment bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Amendment. The average interest rate on borrowings under our loan agreements were 4.69% for 2016 and 4.59% for 2015, which includes a quarterly facility fee on the used and unused portion.

The Company’s Senior Unsecured Notes totaling $100 million range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At December 31, 2013, the Company had received $11 million of its 5.25% Senior Unsecured Notes due January 15, 2024 under the note purchase agreement. The remaining proceeds of $89 million under the note purchase agreement were subsequently received in January 2014. At December 31, 2016, $100 million was outstanding.

Long-term debt of $189.5 million at December 31, 2016 includes $1.2 million of unamortized deferred financing costs, which is accounted for as a debt valuation account. Amounts outstanding at December 31, 2016 under the Loan Amendment and Senior Unsecured Notes mature in 2018 and 2021 to 2026, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

As of December 31, 2016, the Company was in compliance with all of its debt covenants associated with its Loan Amendment and Senior Unsecured Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of December 31, 2016 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	8.30
Leverage Ratio	3.25 to 1 (maximum)	2.88

12.  Income Taxes

The effective tax rate from continuing operations was 80.9% in 2016, 35.7% in 2015 and 36.4% in 2014. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2016	2015	2014
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes - net of Federal tax benefit	7.0	0.2	(4.5)
Foreign tax rate differential	(0.7)	(2.4)	1.8
Domestic production deduction	(7.6)	(4.0)	(6.6)
Non-deductible expenses	6.5	4.9	7.0
Asset impairment	26.0	—	—
Changes in unrecognized tax benefits	(1.9)	(1.8)	(2.5)
Foreign tax incentives	(5.0)	(2.3)	(3.0)
Valuation allowances	23.0	4.8	9.0
Other	(1.4)	1.3	0.2
Effective tax rate for the year	80.9%	35.7%	36.4%

Income from continuing operations before income taxes was attributable to the following sources:

	2016	2015	2014
United States	$17,010	$19,546	$21,074
Foreign	(9,015)	2,316	(6,991)
Totals	$7,995	$21,862	$14,083

Income tax expense (benefit) from continuing operations consisted of the following:

	2016		2015		2014
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$5,684	$(413)	$6,677	$(368)	$8,298	$(1,208)
Foreign	388	(57)	504	783	(277)	(710)
State and local	641	227	943	(730)	(234)	(747)
	$6,713	$(243)	$8,124	$(315)	$7,787	$(2,665)

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Significant components of the Company’s deferred taxes as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred income tax liabilities
Property, plant and equipment	$11,235	$12,989
Tax-deductible goodwill	9,519	7,871
Non-deductible intangibles	—	282
State deferred taxes	360	212
Other	911	1,010
	22,025	22,364
Deferred income tax assets
Compensation	5,686	7,081
Inventory valuation	861	945
Allowance for uncollectible accounts	510	194
Non-deductible accruals	3,562	3,892
Non-deductible intangibles	1,165	—
Net operating loss carryforwards	5,989	4,715
	17,773	16,827
Valuation Allowance	(6,114)	(3,664)
	11,659	13,163
Net deferred income tax liability	$10,366	$9,201

ASC 740, Income Taxes, requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. At December 31, 2016, the Company has a deferred tax asset of $6.0 million resulting from $17.6 million of foreign net operating tax loss carryforwards, and a $6.1 million valuation allowance related to Brazil. The full valuation allowance as of December 31, 2016 is due to the cumulative loss position of the Brazilian businesses. Brazilian net operating tax loss carryforwards have no expiration and are carried forward indefinitely.

The following table summarizes the activity related to the Company’s valuation allowance:

	2016	2015	2014
Balance at January 1	$(3,664)	$(4,326)	$(4,264)
(Charged) Credited to Expense	(1,655)	(763)	414
Net write-offs	—	—	—
Foreign currency translation adjustment	(795)	1,425	(476)
Balance at December 31	$(6,114)	$(3,664)	$(4,326)

No provision has been recorded for unremitted earnings of foreign subsidiaries as it is the Company’s intention to indefinitely reinvest the earnings of those subsidiaries. Accordingly, at December 31, 2016, the Company had not recorded a deferred tax liability related to investments in its foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences was estimated to be approximately $18.6 million and may become taxable in the U.S. upon a repatriation of assets or a sale or liquidation of the subsidiaries. It is not practical to estimate the related amount of unrecognized tax liability.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2016	2015	2014
Balance at January 1	$151	$483	$840
Increases related to previous year tax positions	478	151	5
Reductions due to lapse of applicable statute of limitations	(151)	(483)	(362)
Reduction due to settlements	—	—	—
Balance at December 31	$478	$151	$483

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.5 million, $0.2 million and $0.5 million at December 31, 2016, 2015 and 2014, respectively. The amount of accrued interest expense included as a liability within the Company’s Consolidated Statements of Financial Position was less than $0.1 million for December 31, 2016 and 2015. The Company expects the amount of unrecognized tax benefits will change within the next twelve months. It is reasonably possible the company will recognize unrecognized tax benefits within the next twelve months in the range of zero to $0.5 million resulting from the possible expiration of certain statutes of limitation.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns.  As of December 31, 2016, the Company is no longer subject to U.S. Federal examinations by tax authorities for tax years before 2012. The Company is subject to state and local examinations for tax years of 2012 through 2016. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2011 through 2016.

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

Net periodic pension cost (benefit) for the years ended December 31, 2016, 2015 and 2014 was as follows:

	For the Year Ended December 31,
	2016	2015	2014
Interest cost	$270	$272	$280
Expected return on assets	(319)	(332)	(371)
Amortization of net loss	82	88	45
Net periodic pension cost (benefit)	$33	$28	$(46)

The reconciliation of changes in projected benefit obligations are as follows:

	2016	2015
Projected benefit obligation at beginning of year	$6,465	$7,167
Interest cost	270	272
Actuarial (gain) loss	238	(496)
Expenses paid	(92)	(89)
Benefits paid	(378)	(389)
Projected benefit obligation at end of year	$6,503	$6,465
Accumulated benefit obligation at end of year	$6,503	$6,465

The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

	2016	2015	2014
Discount rate for net periodic pension cost	4.30%	3.90%	4.70%
Discount rate for benefit obligations	4.00%	4.30%	3.90%
Expected long-term return of plan assets	7.75%	7.50%	8.00%

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The following table reflects the change in the fair value of the plan’s assets:

	2016	2015
Fair value of plan assets at beginning of year	$5,443	$5,713
Actual return on plan assets	210	60
Company contributions	—	148
Expenses paid	(92)	(89)
Benefits paid	(378)	(389)
Fair value of plan assets at end of year	$5,183	$5,443

The fair value of plan assets are all categorized as level 1 and were determined based on period end closing, quoted prices in active markets.

The weighted average asset allocations at December 31, 2016 and 2015 are as follows:

	2016	2015
U.S. Equities securities	72%	83%
U.S. Debt securities	24%	15%
Cash	4%	2%
Total	100%	100%

The following table provides a reconciliation of the funded status of the plan at December 31, 2016 and 2015:

	2016	2015
Projected benefit obligation	$6,503	$6,465
Plan assets at fair value	5,183	5,443
Funded status	$(1,320)	$(1,022)

The funded status shown above is included in other long-term liabilities in the Company’s Consolidated Statements of Financial Position at December 31, 2016 and 2015. The Company doesn’t expect to make a contribution to the plan in 2017.

Benefit payments projected for the plan are as follows:

2017	$377
2018	369
2019	375
2020	379
2021	379
2022-2026	1,901

The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of $2,324, $2,363 and $3,018 in 2016, 2015 and 2014, respectively.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain participating senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Expense related to the SERP was approximately          $192, $188 and $402 for the years ended December 2016, 2015 and 2014, respectively. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 4.0% at December 31, 2016 and 4.3% at December 31, 2015. The SERP liability was approximately $3,319 and $4,174 at December 31, 2016 and 2015, respectively, and is included in Accrued Employee Compensation and Other Long-Term Liabilities on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

14.  Leases

The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $3,857, $4,222 and $4,708 for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum rental commitments are as follows:

Year Ended December 31,	Commitment
2017	$2,797
2018	1,434
2019	828
2020	574
2021	476
Thereafter	868
Total	$6,977

15.  Industry Segments

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

Total sales from foreign business units and export to countries outside the U.S. were approximately $87.8 million, $105.6 million, and $110.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Sales made to customers in Brazil accounted for approximately 3.9% of total net sales in 2016, 4.7% in 2015 and 7.3% in 2014. Sales made to customers in Canada accounted for approximately 4.4% of total net sales in 2016, 5.2% in 2015 and 4.2% in 2014. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, consisting of property, plant and equipment, were approximately $27.6 million at December 31, 2016 and $33.2 million at December 31, 2015.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

	2016	2015	2014
Net Sales
Material Handling	$387,513	$414,030	$432,054
Distribution	170,660	187,637	191,873
Inter-company sales	(111)	(129)	(278)
Total net sales	$558,062	$601,538	$623,649

Income from continuing operations before income taxes
Material Handling	$29,583	$49,762	$31,903
Distribution	12,834	16,114	16,024
Corporate	(26,249)	(35,015)	(25,309)
Total operating income	16,168	30,861	22,618
Interest expense, net	(8,173)	(8,999)	(8,535)
Income from continuing operations before income taxes	$7,995	$21,862	$14,083

Identifiable Assets
Material Handling	$289,341	$335,506	$370,501
Distribution	56,072	58,772	57,523
Corporate	36,271	34,513	17,634
Discontinued Operations	—	—	117,775
Total identifiable assets	$381,684	$428,791	$563,433

Capital Additions, Net
Material Handling	$10,967	$21,422	$22,197
Distribution	1,424	1,795	1,786
Corporate	132	510	187
Total capital additions, net	$12,523	$23,727	$24,170

Depreciation and Amortization
Material Handling	$31,943	$32,667	$29,013
Distribution	1,221	998	1,022
Corporate	1,301	1,314	1,137
Total depreciation and amortization	$34,465	$34,979	$31,172

16.  Subsequent Events (Unaudited)

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaces the existing $300 million Loan Amendment with a $200 million senior revolving credit facility and extends the term from December 2018 to March 2022.  In addition, the Loan Agreement provides for a maximum Leverage Ratio of 3.75 for the first and second quarters of 2017, stepping down to 3.5 in the third quarter of 2017, and 3.25 thereafter.

On March 9, 2017, the Company announced a restructuring plan (the “Plan”) to improve the Company’s organizational structure and operational efficiency.  In connection with the Plan, the Company expects to record a restructuring charge of approximately $10 million in 2017 related to machine transfer and installation costs, facility shutdown costs, asset impairment costs and employee reduction expenses.  The Company expects to save approximately $10 million on an annualized basis once the project is completed.  Actions under the Plan are expected to be substantially completed by the end of 2017.  The actual timing and costs of the Plan may differ materially from the Company’s current expectations and estimates.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

17.  Summarized Quarterly Results of Operations (Unaudited)

Thousands of Dollars, Except Per Share Data

Quarter Ended 2016	March-31	June-30	September-30	December-31	Total
Net Sales	$151,205	$144,117	$132,676	$130,064	$558,062
Gross Profit	48,171	44,536	35,918	36,015	164,640
Income (loss) from continuing operations(1) (2)	(3,336)	5,684	424	(1,247)	1,525
Income (loss) from discontinued operations, net	(57)	(190)	(10)	(211)	(468)
Net income (loss)(1)(2)	(3,393)	5,494	414	(1,458)	1,057
Income (loss) per common share from continuing operations:
Basic*	$(0.11)	$0.19	$0.01	$(0.04)	$0.05
Diluted*	$(0.11)	$0.19	$0.01	$(0.04)	$0.05
Income (loss) per common share from discontinued operations:
Basic*	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Diluted*	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Net income (loss) per share:
Basic*	$(0.11)	$0.19	$0.01	$(0.05)	$0.03
Diluted*	$(0.11)	$0.18	$0.01	$(0.05)	$0.03

Quarter Ended 2015	March-31	June-30	September-30	December-31	Total
Net Sales	$156,348	$164,335	$141,661	$139,194	$601,538
Gross Profit	45,757	50,581	41,686	40,254	178,278
Income (loss) from continuing operations(3)	2,622	10,925	631	(125)	14,053
Income (loss) from discontinued operations, net(4)	2,617	494	(298)	896	3,709
Net income(3)(4)	5,239	11,419	333	771	17,762
Income (loss) per common share from continuing operations:
Basic*	$0.08	$0.35	$0.02	$—	$0.46
Diluted*	$0.08	$0.35	$0.02	$—	$0.45
Income (loss) per common share from discontinued operations:
Basic*	$0.08	$0.02	$(0.01)	$0.03	$0.12
Diluted*	$0.08	$0.02	$(0.01)	$0.03	$0.12
Net income per share:
Basic*	$0.16	$0.37	$0.01	$0.03	$0.58
Diluted*	$0.16	$0.37	$0.01	$0.03	$0.57

(1)

During the quarter ended March 31, 2016, the Company concluded that the goodwill, intangibles and other long-lived assets related to Novel were impaired and recorded an impairment charge of $8.5 million.

(2)

During the quarter ended June 30, 2016, the Company recorded impairment charges of $1.3 million primarily related to long-lived assets associated with the exit of a non-strategic product line in the Material Handling Segment.

(3)	During the quarter ended September 30, 2015, the Company recorded an out of period adjustment of $1.1 million ($0.7 million after tax) related to stock compensation expense.
(4)

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

As previously disclosed under Item 9A - Controls and Procedures on Form 10-K for the year ended December 31, 2015, management identified deficiencies in the operating effectiveness of the Company’s internal control over financial reporting over the valuation of inventory in the Material Handling segment, which when aggregated, represented a material weakness. Specifically, management review controls, including segment monitoring controls over the LIFO reserve calculation and capitalization of variances into inventory, were not performed at an appropriate level of precision and as a result, failed to detect errors in the valuation of inventory in 2015. As a result of these deficiencies, the Company was required to record adjustments to its 2015 consolidated financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015.

The Company has taken actions during 2016 to address the underlying causes of this control weakness over the valuation of inventory in the Material Handling segment, including: improving processes, enhancing management’s review controls to an appropriate level of precision and supplementing the technical competence of our accounting staff with additional training and resources.

There have been no changes, other than the above noted remediation of control deficiencies, in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

R. David Banyard	Matteo Anversa
President and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Myers Industries, Inc. and Subsidiaries

We have audited Myers Industries, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Myers Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Myers Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Myers Industries, Inc. and Subsidiaries and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio

March 9, 2017

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

For information about the directors of the Company, see the sections titled “Proposal No. 1 – Election of Directors”, “Nominees”, “Corporate Governance and Compensation Guidelines”, “Corporate Governance and Compensation Practices”, “Board and Committee Independence”, “Board Committees and Meetings”, “Committee Charters and Policies”, “Shareholder Nominating Process” and “Corporate Governance Policies” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 26, 2017 (“Proxy Statement”), which is incorporated herein by reference.

Each member of the Company’s Audit Committee is financially literate and independent as defined under the Company’s Independence Criteria Policy and the independence standards set by the New York Stock Exchange. The Board has identified Robert A. Stefanko, Jane Scaccetti, F. Jack Liebau, Jr. and Daniel R. Lee as “Audit Committee Financial Experts”.

Information about the Executive Officers of Registrant appears in Part I of this Report.

Disclosures by the Company with respect to compliance with Section 16(a) appears under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

For information about our Code of Ethics see the section titled “Corporate Governance and Compensation Guidelines” of our Proxy Statement, which is incorporated herein by reference.

ITEM 11.	Executive Compensation

See the sections titled “Executive Compensation and Related Information”, “Compensation Committee Interlocks and Insider Participation”, "Compensation Committee Report on Executive Compensation”, “Risk Assessment of Compensation Practices”, “Corporate Governance and Compensation Guidelines”, “Corporate Governance and Compensation Policies” and “Board Role in Risk Oversight” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the sections titled “Security Ownership of Certain Beneficial Owners and Management,” and “Proposal No. 1 - Election of Directors” of the Proxy Statement, which are incorporated herein by reference.

	(A)		(B)		(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	1,515,240	(1)	$14.50	(2)	1,303,353
Equity Compensation Plans Not Approved by Security Holders	–0–		–0–		–0–
Total	1,515,240				1,303,353

(1)	This information is as of December 31, 2016 and includes outstanding stock option and restricted share awards granted under the 2008 Incentive Stock Plan and 1999 Incentive Stock Plan.
(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted share awards, which do not have an exercise price.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

See the sections titled “Policies and Procedures with Respect to Related Party Transactions” and “Corporate Governance and Compensation Guidelines”, “ Corporate Governance and Compensation Practices” and “Board and Committee Independence” of the Proxy Statement, which are incorporated herein by reference.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.	(A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Operations For The Years Ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Financial Position As of December 31, 2016 and 2015
•	Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Cash Flows For The Years Ended December 31, 2016, 2015 and 2014
•	Notes to Consolidated Financial Statements For The Years Ended December 31, 2016, 2015 and 2014
15.	(A)(2) Financial Statement Schedules

All schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15.	(A)(3) Exhibits

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

10(m)	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
10(n)

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

10(o)

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
10(u)

Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and R. David Banyard dated December 7, 2015. Reference is made to Exhibit 10(u) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(v)

Form of Stock Unit Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Named Executive Officers. Reference is made to Exhibit 10(v) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(w)

Form of Stock Unit Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Eligible Employees. Reference is made to Exhibit 10(w) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(x)

Form of Stock Unit Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Director Awards. Reference is made to Exhibit 10(x) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(y)

Form of Option Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Named Executive Officers. Reference is made to Exhibit 10(y) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(z)

Form of Option Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Eligible Employees. Reference is made to Exhibit 10(z) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(aa)	Form of Long Term Cash Award Agreement under the Performance Bonus Plan. Reference is made to Exhibit 10(aa) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*
10(ab)

Stock Unit Award Agreement (three-year vest period) under the Amended and Restated 2008 Incentive Stock Plan for R. David Banyard dated December 7, 2015. Reference is made to Exhibit 10(ab) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(ac)

Stock Unit Award Agreement (two-year vest period) under the Amended and Restated 2008 Incentive Stock Plan for R. David Banyard dated December 7, 2015. Reference is made to Exhibit 10(ac) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(ad)	Severance Agreement between the Company and Matteo Anversa, entered into as of October 17, 2016. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 19, 2016.*
10(ae)

Form of Performance-based Stock Unit Award Agreement (three-year vest period) under the Amended and Restated 2008 Incentive Stock Plan for R. David Banyard.  Reference is made to Exhibit 10(a) to Form 10-Q filed with the Commission on May 2, 2016.*

10(af)

Form of Performance-based Stock Unit Award Agreement (three-year vest period) under the Amended and Restated 2008 Incentive Stock Plan for R. David Banyard.  Reference is made to Exhibit 10(b) to Form 10-Q filed with the Commission on May 2, 2016.*

10(ag)	Form of Performance Stock Unit Award Agreement.* (filed herewith)
10(ah)

Fifth Amended and Restated Loan Agreement, dated March 8, 2017, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2017.

10(ai)

Second Amendment to the Note Purchase Agreement among the Subsidiary Guarantors identified therein and each of the institutions which is a signatory thereto, dated March 8, 2017. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 9, 2017.

14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14 to Form 8-K filed with the Commission on March 6, 2016.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification of R. David Banyard, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Matteo Anversa, Executive Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of R. David Banyard, President and Chief Executive Officer, and Matteo Anversa, Executive Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL includes: (i) Consolidated Statements of Financial Position (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

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

MYERS INDUSTRIES, INC.
/s/ Matteo Anversa
Matteo Anversa
Executive Vice President, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ R. David Banyard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2017
R. DAVID BANYARD

/s/ Matteo Anversa	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	March 9, 2017
MATTEO ANVERSA

/s/ Kevin L. Brackman	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 9, 2017
KEVIN L. BRACKMAN

/s/ Sarah R. Coffin	Director	March 9, 2017
SARAH R. COFFIN

/s/ John B. Crowe	Director	March 9, 2017
JOHN B. CROWE

/s/ William A. Foley	Director	March 9, 2017
WILLIAM A. FOLEY

/s/ Daniel R. Lee	Director	March 9, 2017
DANIEL R. LEE

/s/ F. Jack Liebau, Jr.	Director	March 9, 2017
F. JACK LIEBAU, JR.

/s/ Bruce M. Lisman	Director	March 9, 2017
BRUCE M. LISMAN

/s/ Jane Scaccetti	Director	March 9, 2017
JANE SCACCETTI

/s/ Robert A. Stefanko	Director	March 9, 2017
ROBERT A. STEFANKO