Form 10-Q
period 2017-03-31
MYERS INDUSTRIES INC
filed 2017-05-08
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2017
Common Stock, without par value	30,079,186 shares

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2017	2016
Net sales	$141,703	$151,205
Cost of sales	99,700	103,034
Gross profit	42,003	48,171
Selling, general and administrative expenses	34,645	38,497
Impairment charges	—	8,545
Operating income	7,358	1,129
Interest expense, net	1,975	2,019
Income (loss) from continuing operations before income taxes	5,383	(890)
Income tax expense	2,255	2,446
Income (loss) from continuing operations	3,128	(3,336)
Income (loss) from discontinued operations, net of income tax	(14)	(57)
Net income (loss)	$3,114	$(3,393)
Income (loss) per common share from continuing operations:
Basic	$0.10	$(0.11)
Diluted	$0.10	$(0.11)
Income (loss) per common share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Net income (loss) per share:
Basic	$0.10	$(0.11)
Diluted	$0.10	$(0.11)
Dividends declared per share	$0.14	$0.14

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net income (loss)	$3,114	$(3,393)
Other comprehensive income
Foreign currency translation adjustment	901	4,915
Total other comprehensive income	901	4,915
Comprehensive income	$4,015	$1,522

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2017	2016
Assets
Current Assets
Cash	$7,325	$7,888
Restricted cash	8,637	8,635
Accounts receivable, less allowances of $1,541 and $1,563, respectively	75,582	73,818
Inventories
Finished and in-process products	32,857	31,826
Raw materials and supplies	17,665	14,197
	50,522	46,023
Prepaid expenses and other assets	2,764	4,787
Total Current Assets	144,830	141,151
Other Assets
Goodwill	59,306	59,219
Intangible assets, net	45,884	47,994
Deferred income taxes	252	216
Notes receivable	18,367	18,275
Other	3,784	3,347
	127,593	129,051
Property, Plant and Equipment, at Cost
Land	8,960	8,916
Buildings and leasehold improvements	66,004	65,566
Machinery and equipment	311,640	319,606
	386,604	394,088
Less allowances for depreciation and amortization	(281,178)	(282,606)
Property, plant and equipment, net	105,426	111,482
Total Assets	$377,849	$381,684

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2017	2016
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$56,654	$48,988
Accrued expenses
Employee compensation	13,089	11,861
Income taxes	111	—
Taxes, other than income taxes	2,169	2,178
Accrued interest	1,381	3,202
Other	12,780	13,083
Total Current Liabilities	86,184	79,312
Long-term debt	179,571	189,522
Other liabilities	7,923	9,235
Deferred income taxes	10,527	10,582
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,055,109 and 30,019,561; net of treasury shares of 7,897,348 and 7,932,896, respectively)	18,268	18,234
Additional paid-in capital	202,724	202,033
Accumulated other comprehensive loss	(33,273)	(34,174)
Retained deficit	(94,075)	(93,060)
Total Shareholders’ Equity	93,644	93,033
Total Liabilities and Shareholders’ Equity	$377,849	$381,684

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2017	$18,234	$202,033	$(34,174)	$(93,060)	$93,033
Net income (loss)				3,114	3,114
Foreign currency translation adjustment			901		901
Shares issued under incentive plans, net of shares withheld for tax	34	(58)			(24)
Stock compensation expense		749			749
Declared dividends - $.14 per share				(4,129)	(4,129)
Balance at March 31, 2017	$18,268	$202,724	$(33,273)	$(94,075)	$93,644

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$3,114	$(3,393)
Income (loss) from discontinued operations, net of income taxes	(14)	(57)
Income (loss) from continuing operations	3,128	(3,336)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities
Depreciation	6,082	6,000
Amortization	2,436	2,499
Accelerated depreciation associated with restructuring activities	618	—
Non-cash stock-based compensation expense	894	1,282
(Gain) loss on fixed asset sales	(1,008)	—
Deferred taxes	101	(967)
Excess tax benefit from stock-based compensation	—	106
Accrued interest income on note receivable	(322)	(301)
Impairment charges	—	8,545
Other	109	214
Payments on performance based compensation	(992)	(1,699)
Other long-term liabilities	(59)	427
Cash flows provided by (used for) working capital
Accounts receivable	(1,799)	(6,766)
Inventories	(4,403)	(4,774)
Prepaid expenses and other assets	2,030	1,143
Accounts payable and accrued expenses	6,234	(13,690)
Net cash provided by (used for) operating activities - continuing operations	13,049	(11,317)
Net cash provided by (used for) operating activities - discontinued operations	—	—
Net cash provided by (used for) operating activities	13,049	(11,317)
Cash Flows From Investing Activities
Capital expenditures	(498)	(7,140)
Proceeds from sale of property, plant and equipment	1,117	6
Proceeds (payments) related to sale of business	—	(4,034)
Net cash provided by (used for) investing activities - continuing operations	619	(11,168)
Net cash provided by (used for) investing activities - discontinued operations	—	—
Net cash provided by (used for) investing activities	619	(11,168)
Cash Flows From Financing Activities
Net borrowing (repayments) on credit facility	(9,310)	24,999
Cash dividends paid	(4,089)	(4,079)
Proceeds from issuance of common stock	247	47
Excess tax benefit from stock-based compensation	—	(106)
Repurchase of common stock	—	—
Shares withheld for employee taxes on equity awards	(271)	(502)
Deferred financing costs	(975)	—
Net cash provided by (used for) financing activities - continuing operations	(14,398)	20,359
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(14,398)	20,359
Foreign exchange rate effect on cash	167	383
Net increase (decrease) in cash	(563)	(1,743)
Cash at January 1	7,888	7,344
Cash at March 31	$7,325	$5,601

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except where otherwise indicated)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2017, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2017.

Accounting Standards Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company adopted this ASU effective January 1, 2017 and elected to recognize forfeitures as they occur. The cash flow classification requirements of ASU 2016-09 were applied prospectively. The adoption of this ASU did not have a material impact on the Company’s results of operations, cash flows or financial position.

Accounting Standards Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The ASU also allows only the service cost component to be eligible for capitalization when applicable. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  The ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  The Company does not anticipate that adoption of this standard will have an impact on its consolidated financial statements as the pension plan is frozen.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.  This ASU eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The guidance allows for early adoption for impairment testing dates after January 1, 2017.  While the Company is currently evaluating the timing of adoption, it does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance also includes enhanced disclosure requirements, and is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statements of Shareholders’ Equity. The Company plans to adopt the new guidance effective January 1, 2018 under the modified retrospective approach and has developed an implementation plan. As part of this plan, the Company has identified its revenue streams and is in the process of performing contract reviews to assess the impact of the new guidance on its results of operations. The Company's analysis is ongoing with respect to whether certain contracts will be recognized over time or at a point in time. Further, the Company is assessing what incremental disaggregated revenue disclosures will be required in the Consolidated Financial Statements.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 11, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At March 31, 2017 and December 31, 2016, the aggregate fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $99.3 million and $98.0 million, respectively.

Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2017	$(32,342)	$(1,832)	$(34,174)
Other comprehensive income before reclassifications	901	—	901
Net current-period other comprehensive income	901	—	901
Balance at March 31, 2017	$(31,441)	$(1,832)	$(33,273)

Balance at January 1, 2016	$(37,447)	$(1,663)	$(39,110)
Other comprehensive income before reclassifications	4,915	—	4,915
Net current-period other comprehensive income	4,915	—	4,915
Balance at March 31, 2016	$(32,532)	$(1,663)	$(34,195)

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

2.  Impairment Charges

During the first quarter of 2016, the Company reviewed its long-lived assets, intangible assets and goodwill at Plasticos Novel do Nordeste S.A. (“Novel”), a reporting unit within the Material Handling Segment for impairment. The testing for impairment was performed as a result of the presence of impairment indictors resulting from the communication of a reduction in capital spending in the near-term from a significant customer in March 2016, which resulted in a significant reduction in Novel’s forecasted revenue and income.

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

To test for potential impairment for goodwill, the Company performed an interim impairment test as of March 31, 2016. The step one goodwill impairment test was performed using a discounted cash flow (“DCF”) valuation model. The significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the testing date for market participants in the industry in which the Novel reporting unit operates. Based on the estimated fair value generated by the DCF model, the Novel reporting unit’s fair value did not exceed its carrying value as of March 31, 2016 and therefore a step two analysis was required to be performed. The decline in fair value of the reporting unit resulted primarily from lower projected operating results and cash flows than those utilized from the 2015 annual impairment test, directly related to the triggering event outlined above. During the first quarter of 2016, a step two analysis was performed to allocate estimated fair value to assets and liabilities in order to estimate an implied value of goodwill. As a result of these impairment reviews, the Company concluded that the goodwill, intangibles and other long-lived assets related to Novel were impaired and recorded a non-cash impairment charge of $8.5 million, which was reported in impairment charges in the Condensed Consolidated Statements of Operations (Unaudited) in the first quarter of 2016.

3.  Discontinued Operations

On February 17, 2015, the Company sold its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P., a private equity firm, for $110.0 million, subject to a working capital adjustment. The terms of the agreement include a $90.0 million cash payment, promissory notes totaling $20.0 million that mature in August 2020 with a 6% interest rate, and approximately $8.6 million placed in escrow that was due to be settled by August 2016, but has been extended until indemnification claims are resolved, as described in Note 10 - Contingencies.  The fair market value of the notes at February 17, 2015 was $17.8 million and is included in Notes Receivable in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited), in which the carrying value of $18.4 million represents the fair value at date of sale plus accretion as of March 31, 2017. The fair value of the notes receivable was calculated using level 2 inputs as defined in Note 1. The final working capital adjustment resulted in a cash payment to the buyer of approximately $4.0 million in the first quarter of 2016.

4.  Restructuring

On March 9, 2017, the Company announced a restructuring plan (the “Plan”) to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment.  In connection with the Plan, the Company expects to record restructuring charges of approximately $10 million in 2017; of this amount, the Company expects restructuring-related costs such as equipment relocation, facility shutdown and other implementation costs of about $5.5 million and employee severance and other employee-related costs of approximately $2.5 million. Non-cash charges relating to these restructuring actions, primarily accelerated depreciation charges and potential impairment of property, plant and equipment, are expected to be approximately $2.0 million. Actions under the Plan are expected to be substantially completed by the end of 2017.

In the first quarter of 2017, the Company recognized a gain of $0.8 million on asset dispositions in connection with closing a manufacturing plant in Bluffton, Indiana.  Restructuring and accelerated depreciation charges related to this plant and recognized in the first quarter of 2017 of $0.9 million were included in Cost of Sales in the accompanying Condensed Consolidated Statements of Operations (Unaudited).

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The table below summarizes restructuring activity for the three months ended March 31, 2017:

	Employee Reduction	Accelerated Depreciation	Other Costs	Total
Balance at January 1, 2017	$—	$—	$—	$—
Charges to expense	224	618	12	854
Cash payments	—	—	—	—
Non-cash utilization	—	(618)	—	(618)
Balance at March 31, 2017	$224	$—	$12	$236

5.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 40 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are based on estimates, interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of March 31, 2017, as consistent with prior interim reporting periods.

6.  Other Accrued Expenses

The balance in other accrued expenses is comprised of the following:

	March 31,	December 31,
	2017	2016
Deposits and amounts due to customers	$2,329	$2,688
Dividends payable	4,300	4,260
Accrued litigation and professional fees	584	452
Other accrued expenses	5,567	5,683
	$12,780	$13,083

7.  Goodwill and Intangible Assets

The change in goodwill for the three months ended March 31, 2017 and March 31, 2016 was as follows:

	Distribution	Material Handling	Total
January 1, 2017	$505	$58,714	$59,219
Foreign currency translation	—	87	87
March 31, 2017	$505	$58,801	$59,306

	Distribution	Material Handling	Total
January 1, 2016	$505	$63,530	$64,035
Foreign currency translation	—	1,246	1,246
Impairment charges	—	(5,676)	(5,676)
March 31, 2016	$505	$59,100	$59,605

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite-lived trade names which had a carrying value of $10.9 million at March 31, 2017 and December 31, 2016.

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

8.  Net Income (Loss) per Common Share

Net income (loss) per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended March 31,
	2017	2016
Weighted average common shares outstanding basic	30,029,679	29,547,514
Dilutive effect of stock options and restricted stock	262,904	—
Weighted average common shares outstanding diluted	30,292,583	29,547,514

Options to purchase 856,559 shares of common stock that were outstanding for the three months ended March 31, 2017, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. There were 2,136,840 stock-based awards excluded from the computation of net loss per common share for the three months ended March 31, 2016 due to the Company’s net loss for the period.

9.  Stock Compensation

Subject to shareholder approval, which was received on April 26, 2017, the Board of Directors approved the Company’s Amended and Restated 2017 Incentive Stock Plan (the “2017 Plan”) on March 2, 2017. The 2017 Plan authorizes the Compensation Committee of the Board of Directors to issue up to 5,126,950 shares of various stock awards including stock options, performance stock units, restricted stock units and other forms of equity-based awards to key employees and directors. Options granted and outstanding vest over the requisite service period and expire ten years from the date of grant.

In March 2017, the Company granted 397,759 stock options with a weighted average exercise price of $14.30 and a weighted average fair value of $4.47. The fair value of options granted is estimated using a binomial lattice option pricing model. Also in March 2017, the Company granted 87,887 and 140,746 time-based and performance-based restricted stock units, respectively, with a weighted average fair value of $14.30.

Stock compensation expense was approximately $0.9 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. These expenses are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at March 31, 2017 was approximately $8.5 million, which will be recognized over the next three years, as such compensation is earned.

10.  Contingencies

The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance.

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) formally informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976 was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries in 1987.  As a result of the EPA Notice Letter, Buckhorn and the Company are engaged in negotiations with the EPA with respect to a draft Administrative Order proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives.  The New Idria Mine is located near Hollister, California and was added to the Superfund National Priorities List by the EPA in October 2011, at which time the Company recognized expense of $1.9 million related to performing the RI/FS.   In the second quarter of 2016, the Company, based on discussions with the EPA, determined that the RI/FS will begin in 2017 and therefore obtained

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

updated estimated costs to perform the RI/FS.  As a result of the updated estimated costs, the Company recorded additional expense of $1.0 million in the second quarter of 2016.  As part of the Notice Letter, the EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mine since 1993.  While the Company is challenging these past cost claims, in 2015 the Company recognized expense of $1.3 million related to these claims.

As of March 31, 2017, the Company has a total reserve of $2.4 million related to the New Idria Mine, of which $0.3 million is classified in Other Current Liabilities and $2.1 million is classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s original cost estimate of $1.6 million of implementing the project. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in the second and third quarters of 2016.  As of March 31, 2017, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.2 million is classified in Other Current Liabilities and $1.3 million is classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

Lawn and Garden Indemnification Claim

In connection with the sale of the Lawn and Garden business, as described in Note 3, the Company received a Notice of Indemnification Claims in April 2015, and a Second Notice of Indemnification Claims in July 2016 (collectively, the “Claims”), alleging breaches of certain representations and warranties under the agreement resulting in losses in the amount of approximately $10 million. The Company believes these Claims are without merit and intends to vigorously defend its position. As described in Note 3, approximately $8.6 million of the sale proceeds were placed in escrow and due to be settled in August 2016, but have been extended until the Claims are resolved.

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

11.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	March 31,	December 31,
	2017	2016
Loan Agreement	$81,504	$90,686
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	29,000
5.45% Senior Unsecured Notes due 2026	20,000	20,000
	181,504	190,686
Less unamortized deferred financing costs	1,933	1,164
	$179,571	$189,522

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022.  In addition, the Loan Agreement provides for a maximum Leverage Ratio of 3.75 for the first and second quarters of 2017, stepping down to 3.5 in the third quarter of 2017, and 3.25 thereafter.

Under the terms of the Loan Agreement, the Company may borrow up to $200.0 million, reduced for letters of credit issued. As of March 31, 2017, the Company had $114.1 million available under the Loan Agreement. The Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at March 31, 2017. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement. The average interest rate on borrowings under our loan agreements were 5.20% and 4.50% for the three months ended March 31, 2017 and 2016, respectively, which includes a quarterly facility fee on the used and unused portion.

Long-term debt of $179.6 million at March 31, 2017 includes $1.9 million of unamortized deferred financing costs, which is accounted for as a debt valuation account. Amounts outstanding at March 31, 2017 under the Loan Agreement and note purchase agreement mature in 2022 and 2021 to 2026, respectively.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Net periodic pension cost are as follows:

	For the Three Months Ended March 31,
	2017	2016
Interest cost	$63	$68
Expected return on assets	(74)	(80)
Amortization of net loss	24	20
Net periodic pension cost	$13	$8

Company contributions	$—	$—

The Company does not expect to make a contribution to the plan in 2017.

13.  Income Taxes

The Company’s effective tax rate was 41.9% for the three months ended March 31, 2017, higher than the statutory rate due to losses in jurisdictions where the tax benefits are not currently recognized. In the first quarter of 2016, the Company recognized $2.4 million of tax expense on a pre-tax loss of $0.9 million, primarily due to losses in jurisdictions where the tax benefits are not currently recognized, including the impairment charges in Brazil.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.5 million at March 31, 2017 and December 31, 2016. Accrued interest expense included within Accrued Income Taxes in the Company's Condensed Consolidated Statements of Financial Position (Unaudited) was less than $0.1 million at both March 31, 2017 and December 31, 2016.  It is reasonably possible that the Company will recognize tax benefits within the next twelve months in the range of zero to $0.5 million resulting from the possible expiration of certain statutes of limitation.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of March 31, 2017, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2013. The Company is subject to state and local examinations for tax years of 2012 through 2016. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2011 through 2016.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Summarized segment detail for the three months ended March 31, 2017 and 2016 are presented in the following table:

	For the Three Months Ended March 31,
	2017	2016
Net Sales
Material Handling	$103,180	$109,024
Distribution	38,574	42,221
Inter-company sales	(51)	(40)
Total net sales	$141,703	$151,205

Income (loss) from continuing operations before income taxes
Material Handling	$12,088	$7,441
Distribution	1,538	2,536
Corporate	(6,268)	(8,848)
Total operating income	7,358	1,129
Interest expense, net	(1,975)	(2,019)
Income (loss) from continuing operations before income taxes	$5,383	$(890)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Net Sales:

(dollars in millions)	Three Months Ended March 31,
Segment	2017	2016	Change	% Change
Material Handling	$103.2	$109.0	$(5.8)	(5)%
Distribution	38.6	42.2	(3.6)	(9)%
Inter-company sales	(0.1)	—	(0.1)
Total net sales	$141.7	$151.2	$(9.5)	(6)%

Net sales for the three months ended March 31, 2017 were $141.7 million, a decrease of $9.5 million or 6% compared to the three months ended March 31, 2016. Net sales were negatively impacted by lower sales volume of approximately $10.3 million, partially offset by the effect of favorable foreign currency translation of approximately $1.4 million.

Net sales in the Material Handling Segment decreased $5.8 million or 5% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in net sales was primarily due to lower sales volume of approximately $7.1 million, mainly in the agricultural end market, partially offset by the effect of favorable foreign currency translation of $1.4 million.

Net sales in the Distribution Segment decreased $3.6 million or 9% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to lower volume. The decrease in volume was across all product lines, particularly in our northern sales regions as a milder winter had an adverse effect on demand. We also continued to see lower capital spending on equipment across all regions.

Cost of Sales & Gross Profit:

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change	% Change
Cost of sales	$99.7	$103.0	$(3.3)	(3)%
Gross profit	$42.0	$48.2	$(6.2)	(13)%
Gross profit as a percentage of sales	29.6%	31.9%

Gross profit margin decreased to 29.6% in the three months ended March 31, 2017 compared to 31.9% for the three months ended March 31, 2016, primarily due to lower sales volume noted above in both our Material Handling and Distribution Segments, higher raw material input costs, and higher manufacturing and restructuring costs.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change	% Change
SG&A expenses	$34.6	$38.5	$(3.9)	(10)%
SG&A expenses as a percentage of sales	24.4%	25.5%

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2017 were $34.6 million, a decrease of $3.9 million or 10% compared to the same period in the prior year. SG&A expenses were favorable primarily due to lower severance, compensation and other employee-related costs of approximately $3.6 million.

Impairment Charges:

The Company recorded an $8.5 million non-cash impairment charge related to its Plasticos Novel do Nordeste S.A. (“Novel”) reporting unit during the three months ended March 31, 2016, as discussed in Note 2.  No impairment charges were recorded for the three months ended March 31, 2017.

Restructuring:

On March 9, 2017, the Company announced a restructuring plan (the “Plan”) to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment.  In connection with the Plan, the Company expects to record restructuring charges of approximately $10 million in 2017; of this amount, the Company expects restructuring-related costs such as equipment relocation, facility shutdown and other implementation costs of about $5.5 million and employee severance and other employee-related costs of approximately $2.5 million. Non-cash charges relating to these restructuring actions, primarily accelerated depreciation charges and potential impairment of property, plant and equipment, are expected to be approximately $2.0 million. The Company expects to save approximately $10 million on an annualized basis once the project is completed.  Actions under the Plan are expected to be substantially completed by the end of 2017.  The actual timing and costs of the Plan may differ from the Company’s current expectations and estimates.

In the first quarter of 2017, the Company recognized a gain of $0.8 million on asset dispositions in connection with closing a manufacturing plant in Bluffton, Indiana. Restructuring and accelerated depreciation charges related to this plant and recognized in the first quarter of 2017 of $0.9 million were included in Cost of Sales in the accompanying Condensed Consolidated Statements of Operations (Unaudited).

Net Interest Expense:

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change	% Change
Net interest expense	$2.0	$2.0	$0.0	0%
Outstanding borrowings, net of deferred financing costs	$179.6	$218.5	$(38.9)	(18)%
Average borrowing rate	5.20%	4.50%

Net interest expense for the three months ended March 31, 2017 was $2.0 million which remained flat compared with the three months ended March 31, 2016.  Lower average outstanding borrowings were offset with a higher borrowing rate.

Income Taxes:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Income from continuing operations before income taxes	$5.4	$(0.9)
Income tax expense	$2.3	$2.4
Effective tax rate	41.9%	(274.8%)

The Company’s effective tax rate was 41.9% for the three months ended March 31, 2017, higher than the statutory rate due to losses in jurisdictions where the tax benefits are not currently recognized.  In the prior year first quarter, the Company recognized $2.4 million of tax expense on a pre-tax loss of $0.9 million, primarily due to losses in jurisdictions where the tax benefits are not currently recognized including impairment charges in Brazil.

Financial Condition & Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities from continuing operations were $13.0 million for the three months ended March 31, 2017, compared to a use of cash of $11.3 in the same period in 2016. The improvement was due to an increase in cash provided by working capital of $26.1 million, which resulted primarily from a swing in the cash provided by (used for) accounts payable and accrued expenses.

Investing Activities

Cash provided by investing activities from continuing operations were $0.6 million for the three months ended March 31, 2017 compared to cash used of $11.2 million for the three months ended March 31, 2016. The Company paid a final working capital adjustment to the buyer of the Lawn and Garden business of approximately $4.0 million in the first quarter of 2016 as described in Note 3. The Company received proceeds of $1.1 million in the first quarter of 2017 from the sale of fixed assets, a major portion derived from the sale of equipment from the Company’s Bluffton, Indiana plant.  Capital expenditures were $0.5 million and $7.1 million for the three months ended March 31, 2017 and 2016, respectively. Full year capital expenditures in 2017 are expected to be approximately $10 to $12 million.

Financing Activities

The Company did not repurchase any stock during the three months ended March 31, 2017 or 2016. The Company used cash to pay dividends of $4.1 million for both the three months ended March 31, 2017 and 2016.  Net repayments on the credit facility were $9.3 million for the three months ended March 31, 2017 compared to net borrowings of $25.0 million for the three months ended March 31, 2016.

Credit Sources

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022.  In addition, the Loan Agreement provides for a maximum Leverage Ratio of 3.75 for the first and second quarters of 2017, stepping down to 3.5 in the third quarter of 2017, and 3.25 thereafter.

Total debt outstanding at March 31, 2017 was $179.6 million, net of $1.9 million of deferred financing costs, compared with $189.5 million at December 31, 2016. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of March 31, 2017, the Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business and there was $114.1 million available under our Loan Agreement.

As of March 31, 2017, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended March 31, 2017 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	7.44
Leverage Ratio	3.75 to 1 (maximum)	2.89

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at March 31, 2017, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.8 million annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. In addition, the Company’s subsidiary in Brazil has loans denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $2 million to $7 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At March 31, 2017, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in the Contingencies Note of the Unaudited Condensed Consolidated Financial Statements in Part I of this report and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2013, the Board authorized the repurchase of up to 5.0 million shares of its common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to 5.0 million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase. The Company has repurchased a total of 5,547,665 shares of its common stock under this program and as of March 31, 2017, 2,452,335 shares of common stock remain available for repurchase under the Board authorization. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2017.

Item 6. Exhibits

(a)	Exhibits

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYERS INDUSTRIES, INC.
May 8, 2017	/s/ Matteo Anversa
Matteo Anversa
Executive Vice President Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
May 8, 2017	/s/ Kevin L. Brackman
Kevin L. Brackman
Vice President Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

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
10.1

2017 Incentive Stock Plan of Myers Industries, Inc., as Amended and Restated (effective as of March 2, 2017) (formerly the Amended and Restated 2008 Incentive Stock Plan of Myers Industries, Inc.).  Reference is made to Annex A to the registrant’s Definitive Proxy Statement on Schedule 14A filed on March 21, 2017.*

31.1	Certification of R. David Banyard, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Matteo Anversa, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of R. David Banyard, President and Chief Executive Officer, and Matteo Anversa, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statement of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.
**

Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.