Form 10-Q
period 2017-06-30
MYERS INDUSTRIES INC
filed 2017-08-04
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2017
Common Stock, without par value	30,255,099 shares

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$142,303	$144,117	$284,006	$295,322
Cost of sales	103,020	99,581	202,720	202,615
Gross profit	39,283	44,536	81,286	92,707
Selling, general and administrative expenses	33,159	32,041	67,804	70,538
Impairment charges	544	1,329	544	9,874
Operating income	5,580	11,166	12,938	12,295
Interest expense, net	1,785	2,053	3,760	4,072
Income from continuing operations before income taxes	3,795	9,113	9,178	8,223
Income tax expense	1,783	3,429	4,038	5,875
Income from continuing operations	2,012	5,684	5,140	2,348
Income (loss) from discontinued operations, net of income tax	(19)	(190)	(33)	(247)
Net income	$1,993	$5,494	$5,107	$2,101
Income per common share from continuing operations:
Basic	$0.07	$0.19	$0.17	$0.08
Diluted	$0.07	$0.19	$0.17	$0.08
Income (loss) per common share from discontinued operations:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net income per share:
Basic	$0.07	$0.18	$0.17	$0.07
Diluted	$0.07	$0.18	$0.17	$0.07
Dividends declared per share	$0.14	$0.14	$0.27	$0.27

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,993	$5,494	$5,107	$2,101
Other comprehensive income
Foreign currency translation adjustment	210	1,917	1,111	6,832
Total other comprehensive income	210	1,917	1,111	6,832
Comprehensive income	$2,203	$7,411	$6,218	$8,933

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2017	2016
Assets
Current Assets
Cash	$4,673	$7,888
Restricted cash	8,642	8,635
Accounts receivable, less allowances of $1,555 and $1,563, respectively	79,220	73,818
Inventories
Finished and in-process products	32,108	31,826
Raw materials and supplies	16,176	14,197
	48,284	46,023
Prepaid expenses and other current assets	3,722	4,787
Total Current Assets	144,541	141,151
Other Assets
Goodwill	59,592	59,219
Intangible assets, net	44,039	47,994
Deferred income taxes	247	216
Notes receivable	18,536	18,275
Other	9,825	3,347
	132,239	129,051
Property, Plant and Equipment, at Cost
Land	7,877	8,916
Buildings and leasehold improvements	60,261	65,566
Machinery and equipment	305,031	319,606
	373,169	394,088
Less allowances for depreciation and amortization	(279,143)	(282,606)
Property, plant and equipment, net	94,026	111,482
Total Assets	$370,806	$381,684

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2017	2016
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$54,650	$48,988
Accrued expenses
Employee compensation	14,408	11,861
Income taxes	1,154	—
Taxes, other than income taxes	1,916	2,178
Accrued interest	3,035	3,202
Other current liabilities	12,550	13,083
Total Current Liabilities	87,712	79,312
Long-term debt	170,114	189,522
Other liabilities	7,726	9,235
Deferred income taxes	10,442	10,582
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,252,632 and 30,019,561; net of treasury shares of 7,699,825 and 7,932,896, respectively)	18,388	18,234
Additional paid-in capital	205,715	202,033
Accumulated other comprehensive loss	(33,063)	(34,174)
Retained deficit	(96,228)	(93,060)
Total Shareholders’ Equity	94,812	93,033
Total Liabilities and Shareholders’ Equity	$370,806	$381,684

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2017	$18,234	$202,033	$(34,174)	$(93,060)	$93,033
Net income				5,107	5,107
Foreign currency translation adjustment			1,111		1,111
Shares issued under incentive plans, net of shares withheld for tax	136	1,592			1,728
Stock compensation expense	18	2,090			2,108
Declared dividends - $0.27 per share				(8,275)	(8,275)
Balance at June 30, 2017	$18,388	$205,715	$(33,063)	$(96,228)	$94,812

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$5,107	$2,101
Income (loss) from discontinued operations, net of income taxes	(33)	(247)
Income from continuing operations	5,140	2,348
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	11,755	12,283
Amortization	4,572	4,981
Accelerated depreciation associated with restructuring activities	1,929	—
Non-cash stock-based compensation expense	1,817	2,064
(Gain) loss on fixed asset sales	(1,365)	—
Deferred taxes	101	(1,354)
Excess tax benefit from stock-based compensation	—	5
Accrued interest income on note receivable	(654)	(628)
Impairment charges	544	9,874
Other	132	(273)
Payments on performance based compensation	(992)	(1,794)
Other long-term liabilities	(204)	(726)
Cash flows provided by (used for) working capital
Accounts receivable	(4,957)	1,623
Inventories	(2,132)	(12)
Prepaid expenses and other current assets	835	2,475
Accounts payable and accrued expenses	7,113	(33,938)
Net cash provided by (used for) operating activities - continuing operations	23,634	(3,072)
Net cash provided by (used for) operating activities - discontinued operations	—	—
Net cash provided by (used for) operating activities	23,634	(3,072)
Cash Flows From Investing Activities
Capital expenditures	(2,345)	(10,565)
Proceeds from sale of property, plant and equipment	1,920	178
Proceeds (payments) related to sale of business	—	(4,034)
Net cash provided by (used for) investing activities - continuing operations	(425)	(14,421)
Net cash provided by (used for) investing activities - discontinued operations	—	—
Net cash provided by (used for) investing activities	(425)	(14,421)
Cash Flows From Financing Activities
Net borrowing (repayments) on credit facility	(18,942)	23,838
Cash dividends paid	(8,147)	(8,112)
Proceeds from issuance of common stock	2,001	610
Excess tax benefit from stock-based compensation	—	(5)
Shares withheld for employee taxes on equity awards	(273)	(617)
Deferred financing costs	(1,030)	—
Net cash provided by (used for) financing activities - continuing operations	(26,391)	15,714
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(26,391)	15,714
Foreign exchange rate effect on cash	(33)	934
Net increase (decrease) in cash	(3,215)	(845)
Cash at January 1	7,888	7,344
Cash at June 30	$4,673	$6,499

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except where otherwise indicated)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2017, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Additional disclosures will also be required to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts. The new guidance is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statements of Shareholders’ Equity. The Company plans to adopt the new guidance effective January 1, 2018 under the modified retrospective approach and has developed an implementation plan. As part of this plan, the Company has identified its revenue streams and substantially completed its initial contract review for each of these revenue streams to assess the impact of the new guidance on its results of operations. This assessment included the potential impact of whether revenue from certain product lines would be required to be recognized over time rather than at a point in time. The next phase of the implementation plan will be to update and finalize this contract review and to design and implement any changes to processes or controls necessary for adoption of the new standard. In addition, the Company is assessing what incremental disaggregated revenue disclosures will be required in the Consolidated Financial Statements.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 11, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered level 2 inputs. At June 30, 2017 and December 31, 2016, the aggregate fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $101.3 million and $98.0 million, respectively.

Factoring

The Company's wholly-owned subsidiaries Plasticos Novel Do Nordeste S.A. and Plasticos Novel Do Parana S.A. (collectively, "Novel") entered into a factoring agreement to sell, without recourse, certain of their Brazilian Real-based trade accounts receivables to unrelated third party financial institutions as part of its working capital management. The sale of these receivables accelerated the collection of cash and reduced credit exposure. Under the terms of the factoring agreements, the Company retains no rights or interest and has no obligations with respect to the sold receivables. As such, the factoring of trade receivables under these agreements are accounted for as a sale. The Company accounts for its trade receivable factoring program as required under ASC 860, Transfers and Servicing. During the quarter ended June 30, 2017, approximately $1.3 million of trade accounts receivables had been sold under the terms of the factoring agreement for cash proceeds of $1.2 million. The receivables sold pursuant to the factoring agreements have been recorded as a reduction of trade accounts receivable and as cash provided by operating activities in the accompanying Condensed Consolidated Statements of Cash Flows (Unaudited). The Company pays an administrative fee based on the dollar value of the receivables sold. Administrative fees related to the program for the three months ended June 30, 2017 were approximately $0.1 million. These fees are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2017	$(32,342)	$(1,832)	$(34,174)
Other comprehensive income before reclassifications	1,111	—	1,111
Net current-period other comprehensive income	1,111	—	1,111
Balance at June 30, 2017	$(31,231)	$(1,832)	$(33,063)

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

2.  Impairment Charges

During the second quarter of 2017, an underutilized building at the Company’s Scarborough, Ontario, Canada location, in the Material Handling Segment, was identified for closure and classified as held for sale as of June 30, 2017, in Other Assets in the Condensed Consolidated Statements of Financial Position (Unaudited). This building has been recorded at its fair value, less estimated costs to sell, of $3.1 million (based primarily on a third party offer considered to be a Level 2 input), which resulted in an impairment charge of approximately $0.5 million recognized in the second quarter of 2017.

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

To test for potential impairment for goodwill, the Company performed an interim impairment test as of March 31, 2016. The step one goodwill impairment test was performed using a discounted cash flow (“DCF”) valuation model. The significant assumptions in the DCF model are the annual revenue growth rate, the annual operating income margin and the discount rate used to determine the present value of the cash flow projections. The discount rate was based on the estimated weighted average cost of capital as of the testing date for market participants in the industry in which the Novel reporting unit operates. Based on the estimated fair value generated by the DCF model, the Novel reporting unit’s fair value did not exceed its carrying value as of March 31, 2016 and therefore a step two analysis was required to be performed. The decline in fair value of the reporting unit resulted primarily from lower projected operating results and cash flows than those utilized from the 2015 annual impairment test, directly related to the triggering event outlined above. During the first quarter of 2016, a step two analysis was performed to allocate estimated fair value to assets and liabilities in order to estimate an implied value of goodwill.  As a result of these impairment reviews, the Company concluded that the goodwill, intangibles and other long-lived assets related to Novel were impaired and recorded a non-cash impairment charge of $8.5 million, which was reported in Impairment Charges in the Condensed Consolidated Statements of Operations (Unaudited) in the first half of 2016.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

3.  Discontinued Operations

On February 17, 2015, the Company sold its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P., a private equity firm, for $110.0 million, subject to a working capital adjustment. The terms of the agreement include a $90.0 million cash payment, promissory notes totaling $20.0 million that mature in August 2020 with a 6% interest rate, and approximately $8.6 million placed in escrow that was due to be settled by August 2016, but has been extended until indemnification claims are resolved, as described in Note 10.  The fair market value of the notes at February 17, 2015 was $17.8 million and is included in Notes Receivable in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited), in which the carrying value of $18.5 million represents the fair value at the date of sale plus accretion as of June 30, 2017. The fair value of the notes receivable was calculated using Level 2 inputs as defined in Note 1. The final working capital adjustment resulted in a cash payment to the buyer of approximately $4.0 million in the first half of 2016.

4.  Restructuring

On March 9, 2017, the Company announced a restructuring plan (the “Plan”) to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment, which related primarily to anticipated facility shutdowns and associated activities.  Total restructuring costs expected to be incurred are approximately $8.7 million, which includes employee severance and other employee-related costs of approximately $3.6 million, $2.5 million related to equipment relocation and facility shut down costs and non-cash charges, primarily accelerated depreciation charges on property, plant and equipment, of approximately $2.6 million.  The Company expects to incur approximately $3.6 million during the second half of 2017 under the Plan, as all remaining actions under the Plan are expected to be substantially completed by the end of the year.

During the three and six months ended June 30, 2017, the Company recognized gains of $0.6 million and $1.3 million, respectively, on asset dispositions in connection with closing a manufacturing plant in Bluffton, Indiana.  Restructuring charges related to this plant were $3.3 million and $4.4 million for the three and six months ended June 30, 2017, respectively, and were included in Cost of Sales in the accompanying Condensed Consolidated Statements of Operations (Unaudited). In addition, the Bluffton facility and certain related equipment have been classified as held for sale as of June 30, 2017, and reflected at their net book value of approximately $3.4 million in Other Assets in the Condensed Consolidated Statements of Financial Position (Unaudited).  Based on a preliminary sales agreement with a third party entered into in July 2017, the expected net proceeds of the sale exceed the net book value, and thus, no impairment of these assets has been recorded.

In the second quarter of 2017, the Company finalized the specific actions to be taken under the Plan to reduce headcount in its Scarborough, Ontario, Canada location.  These actions resulted in the recognition of $0.7 million of severance and related costs, which were included in Cost of Sales in the accompanying Condensed Consolidated Statements of Operation (Unaudited).

The table below summarizes restructuring activity for the six months ended June 30, 2017:

	Employee Reduction	Accelerated Depreciation	Other Exit Costs	Total
Balance at January 1, 2017	$—	$—	$—	$—
Charges to expense	1,688	1,929	1,442	5,059
Cash payments	(48)	—	(971)	(1,019)
Non-cash utilization	—	(1,929)	—	(1,929)
Balance at June 30, 2017	$1,640	$—	$471	$2,111

In addition to the restructuring costs noted above, the Company has also incurred other associated costs of the Plan of $0.2 million and $0.7 million for the three and six months ended June 30, 2017, respectively, which are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operation (Unaudited), and are primarily related to third party consulting costs.  Additional estimated costs of $0.5 million are expected to be incurred throughout the remainder of 2017.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

5.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 40 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are based on estimates, interim results, which were immaterial, are subject to change in the final year-end LIFO inventory valuation and therefore, no adjustment was recorded as of June 30, 2017, as consistent with prior interim reporting periods.

6.  Other Accrued Expenses

The balance in other accrued expenses is comprised of the following:

	June 30,	December 31,
	2017	2016
Deposits and amounts due to customers	$2,597	$2,688
Dividends payable	4,389	4,260
Accrued litigation and professional fees	514	452
Other accrued expenses	5,050	5,683
	$12,550	$13,083

7.  Goodwill and Intangible Assets

The change in goodwill for the six months ended June 30, 2017 was as follows:

	Distribution	Material Handling	Total
January 1, 2017	$505	$58,714	$59,219
Foreign currency translation	—	373	373
June 30, 2017	$505	$59,087	$59,592

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite-lived trade names which had a carrying value of $10.9 million at both June 30, 2017 and December 31, 2016.

See Note 2 for discussion of goodwill, trade names and other long-lived asset impairment charges in the first half of 2016.

8.  Net Income (Loss) per Common Share

Net income (loss) per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding basic	30,154,965	29,623,177	30,097,638	29,586,708
Dilutive effect of stock options and restricted stock	317,671	466,397	297,779	426,131
Weighted average common shares outstanding diluted	30,472,636	30,089,574	30,395,417	30,012,839

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Options to purchase 281,700 shares of common stock that were outstanding for the three and six months ended June 30, 2017, and 648,084 and 780,751 for the three and six months ended June 30, 2016, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

In March 2017, the Company granted 397,759 stock options with a weighted average exercise price of $14.30 and a weighted average fair value of $4.47. The fair value of options granted is estimated using a binomial lattice option pricing model. Also in March 2017, the Company granted 87,887 and 140,746 time-based and performance-based restricted stock units, respectively, with a weighted average fair value of $14.30. There were no stock-based awards granted in the second quarter of 2017.

Stock compensation expense was approximately $0.9 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $1.8 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively. These expenses are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at June 30, 2017 was approximately $7.7 million, which will be recognized over the next three years, as such compensation is earned.

10.  Contingencies

The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance.

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) formally informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976 was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries in 1987.  As a result of the EPA Notice Letter, Buckhorn and the Company are engaged in negotiations with the EPA with respect to a draft Administrative Order proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives.  The New Idria Mine is located near Hollister, California and was added to the Superfund National Priorities List by the EPA in October 2011, at which time the Company recognized expense of $1.9 million related to performing the RI/FS.   In the second quarter of 2016, the Company, based on discussions with the EPA, determined that the RI/FS would begin in 2017 and therefore obtained updated estimated costs to perform the RI/FS.  As a result of the updated estimated costs, the Company recorded additional expense of $1.0 million in the second quarter of 2016.  In the second quarter of 2017, the Company, based on the status of its discussions with the EPA, determined that field work on the RI/FS will likely begin in 2018 with no changes to the cost estimates to perform the RI/FS.  As part of the Notice Letter, the EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mine since 1993.  While the Company is challenging these past cost claims, in 2015 the Company recognized expense of $1.3 million related to these claims.

As of June 30, 2017, the Company has a total reserve of $2.4 million related to the New Idria Mine, of which $0.3 million is classified in Other Current Liabilities and $2.1 million is classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s original cost estimate of $1.6 million of implementing the project. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in the second and third quarters of 2016.  As of June 30, 2017, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.2 million is classified in Other Current Liabilities and $1.3 million is classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

The project has not yet been implemented though significant work on design and planning has been performed. Field work on the project is expected to commence in 2018.  As work on the project occurs, it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information.  In addition, the Company may have claims against and defenses to claims by the County under the 2005 agreement that could reduce or offset its obligation for reimbursement of some of these potential additional costs. With the assistance of environmental consultants, the Company will closely monitor this matter and will continue to assess its reserves as additional information becomes available.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

11.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	June 30,	December 31,
	2017	2016
Loan Agreement	$72,001	$90,686
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	29,000
5.45% Senior Unsecured Notes due 2026	20,000	20,000
	172,001	190,686
Less unamortized deferred financing costs	1,887	1,164
	$170,114	$189,522

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

Under the terms of the Loan Agreement, the Company may borrow up to $200.0 million, reduced for letters of credit issued. As of June 30, 2017, the Company had $123.6 million available under the Loan Agreement. The Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at June 30, 2017. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement. The average interest rate on borrowings under our loan agreements were 4.87% and 4.51% for the three months ended June 30, 2017 and 2016, respectively, and 4.99% and 4.58% for the six months ended June 30, 2017 and 2016, respectively, which includes a quarterly facility fee on the used and unused portion.

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

Net periodic pension cost are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$63	$68	$126	$136
Expected return on assets	(74)	(80)	(148)	(160)
Amortization of net loss	24	21	48	41
Net periodic pension cost	$13	$9	$26	$17
Company contributions	$—	$—	$—	$—

The Company does not expect to make a contribution to the plan in 2017.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

13.  Income Taxes

The Company’s effective tax rate was 47.0% and 44.0% for the three and six months ended June 30, 2017, respectively, compared to 37.6% and 71.4% for the three and six months ended June 30, 2016, respectively.  The effective income tax rate for the first half of 2017 and 2016 was different than the Company’s statutory rate, primarily due to losses in jurisdictions where the tax benefits are not currently recognized.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.5 million at June 30, 2017 and December 31, 2016. Accrued interest expense included within Accrued Income Taxes in the Company's Condensed Consolidated Statements of Financial Position (Unaudited) was less than $0.1 million at both June 30, 2017 and December 31, 2016.  It is reasonably possible that the Company will recognize tax benefits within the next twelve months in the range of zero to $0.5 million resulting from the possible expiration of certain statutes of limitation.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of June 30, 2017, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2013. The Company is subject to state and local examinations for tax years of 2012 through 2016. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2011 through 2016.

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

Summarized segment detail for the three and six months ended June 30, 2017 and 2016 are presented in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales
Material Handling	$103,074	$100,907	$206,254	$209,931
Distribution	39,258	43,234	77,832	85,455
Inter-company sales	(29)	(24)	(80)	(64)
Total net sales	$142,303	$144,117	$284,006	$295,322

Income (loss) from continuing operations before income taxes
Material Handling	$7,426	$14,333	$19,514	$21,774
Distribution	3,025	3,966	4,563	6,502
Corporate	(4,871)	(7,133)	(11,139)	(15,981)
Total operating income	5,580	11,166	12,938	12,295
Interest expense, net	(1,785)	(2,053)	(3,760)	(4,072)
Income from continuing operations before income taxes	$3,795	$9,113	$9,178	$8,223

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Net Sales:

(dollars in millions)	Three Months Ended June 30,
Segment	2017	2016	Change	% Change
Material Handling	$103.1	$100.9	$2.2	2%
Distribution	39.2	43.3	(4.1)	(9)%
Inter-company sales	—	(0.1)	0.1
Total net sales	$142.3	$144.1	$(1.8)	(1)%

Net sales for the three months ended June 30, 2017 were $142.3 million, a decrease of $1.8 million or 1% compared to the three months ended June 30, 2016. Net sales were negatively impacted by lower sales volume of approximately $2.2 million.

Net sales in the Material Handling Segment increased $2.2 million or 2% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in net sales was primarily due to higher sales volume of approximately $1.9 million, mainly due to increases in the Company’s consumer and vehicle end markets.

Net sales in the Distribution Segment decreased $4.1 million or 9% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily the result of soft market demand in the early part of the quarter, overall weakness in the export business, and year-over-year revenue decline from 2016 territory gaps.

Cost of Sales & Gross Profit:

	Three Months Ended June 30,
(dollars in millions)	2017	2016	Change	% Change
Cost of sales	$103.0	$99.6	$3.4	3%
Gross profit	$39.3	$44.5	$(5.2)	(12)%
Gross profit as a percentage of sales	27.6%	30.9%

Gross profit margin decreased to 27.6% in the three months ended June 30, 2017 compared to 30.9% for the three months ended June 30, 2016, primarily due to restructuring costs of $4.0 million within the Material Handling Segment, as well as higher commodity prices and operational inefficiencies within this segment.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,
(dollars in millions)	2017	2016	Change	% Change
SG&A expenses	$33.2	$32.0	$1.2	4%
SG&A expenses as a percentage of sales	23.3%	22.2%

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2017 were $33.2 million, an increase of $1.2 million or 4% compared to the same period in the prior year. SG&A expenses in the second quarter of 2016 were favorably impacted by the reversal of a long-term liability of $2.3 million and unfavorably by $1.6 million in charges associated with environmental contingencies, as described in Note 10.  Both of these items were non-recurring in the second quarter of 2017.   SG&A expenses in the second quarter 2017 were also impacted by unfavorable legal and professional fees of $0.6 million and compensation and benefits of $0.6 million, offset by gains of $0.6 million recognized on the sale of assets related to the Material Handling restructuring plan described below.

Impairment Charges:

During the second quarter of 2017, the Company recorded an impairment charge of $0.5 million related to assets held for sale at its Scarborough, Ontario, Canada location, as discussed in Note 2.

During the second quarter of 2016, the Company recorded impairment charges of $1.3 million primarily related to long-lived assets associated with the exit of a non-strategic product line in the Material Handling Segment.

Restructuring:

As further discussed in Note 4, the Company continued to execute on the restructuring plan within the Material Handling Segment initiated in the first quarter of 2017.  The Company incurred a total of $4.0 million of restructuring costs in connection with the Plan during the three months ended June 30, 2017, as well as $0.6 million in gains on sales of assets related to the planned closure of the Bluffton, Indiana facility.

As previously announced, the Company expects to save approximately $10 million on an annual basis as a result of the actions under the Plan, a portion of which will be realized starting in the third quarter of 2017.  The Plan is expected to be substantially completed by the end of 2017.

Net Interest Expense:

	Three Months Ended June 30,
(dollars in millions)	2017	2016	Change	% Change
Net interest expense	$1.8	$2.1	$(0.3)	(14)%
Outstanding borrowings, net of deferred financing costs	$170.1	$217.4	$(47.3)	(22)%
Average borrowing rate	4.87%	4.51%

Net interest expense for the three months ended June 30, 2017 of $1.8 million decreased 14% compared with $2.1 million for the three months ended June 30, 2016.  Lower average outstanding borrowings were offset with a higher borrowing rate.

Income Taxes:

	Three Months Ended June 30,
(dollars in millions)	2017	2016
Income from continuing operations before income taxes	$3.8	$9.1
Income tax expense	$1.8	$3.4
Effective tax rate	47.0%	37.6%

The Company’s effective tax rate of 47.0% for the three months ended June 30, 2017, increased when compared with 37.6% for the three months ended June 30, 2016, primarily due to the mix of income by jurisdiction between periods.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Net Sales:

(dollars in millions)	Six Months Ended June 30,
Segment	2017	2016	Change	% Change
Material Handling	$206.3	$209.9	$(3.6)	(2)%
Distribution	77.8	85.5	(7.7)	(9)%
Inter-company elimination	(0.1)	(0.1)	—
Total net sales	$284.0	$295.3	$(11.3)	(4)%

Net sales for the six months ended June 30, 2017 were $284.0 million, a decrease of $11.3 million or 4% compared to the six months ended June 30, 2016. Net sales were negatively impacted by lower sales volume of approximately $12.5 million, partially offset by the effect of favorable foreign currency translation of approximately $1.5 million.

Net sales in the Material Handling Segment decreased $3.6 million or 2% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in net sales was due to lower sales volume of $5.1 million, mainly in the agricultural end market, partially offset by the effect of favorable foreign currency translation of $1.5 million.

Net sales in the Distribution Segment decreased $7.7 million or 9% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to lower volume.  The decrease in volume was across all product lines and regions, particularly our northern sales regions as a milder winter had an adverse effect on demand.  We also continued to see lower capital spending on equipment across all regions.

Cost of Sales & Gross Profit:

	Six Months Ended June 30,
(dollars in millions)	2017	2016	Change	% Change
Cost of sales	$202.7	$202.6	$0.1	0%
Gross profit	$81.3	$92.7	$(11.4)	(12)%
Gross profit as a percentage of sales	28.6%	31.4%

Gross profit margin decreased to 28.6% in the six months ended June 30, 2017 compared to 31.4% for the six months ended June 30, 2016, primarily due to restructuring costs of $5.1 million within the Material Handling Segment, as well as higher commodity prices and operational inefficiencies within this segment.

Selling, General and Administrative Expenses:

	Six Months Ended June 30,
(dollars in millions)	2017	2016	Change	% Change
SG&A expenses	$67.8	$70.5	$(2.7)	(4)%
SG&A expenses as a percentage of sales	23.9%	23.9%

SG&A expenses for the six months ended June 30, 2017 were $67.8 million, a decrease of $2.7 million or 4% compared to the same period in the prior year. SG&A expenses in the first half of 2017 were primarily impacted by lower severance, compensation and benefits of approximately $3.5 million, gains of $1.4 million on the sale of assets, and $1.6 million of non-recurring environmental contingencies recorded in 2016.  These favorable impacts were offset mainly by higher legal and professional fees of $1.6 million and the non-recurring reversal of a long term liability of $2.3 million recorded in 2016.

Impairment Charges:

During the first half of 2017, the Company recorded an impairment charge of $0.5 million related to assets held for sale at its Scarborough, Ontario, Canada location, as discussed in Note 2.

The Company recorded $9.9 million of non-cash impairment charges, primarily related to its Plasticos Novel do Nordeste S.A. (“Novel”) reporting unit during the six months ended June 30, 2016, as discussed in Note 2.

Restructuring:

As further discussed in Note 4, the Company initiated a restructuring plan in the first quarter of 2017 to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment.  The Company has incurred a total of $5.1 million of restructuring costs in connection with the Plan during the six months ended June 30, 2017, with additional costs under the Plan of approximately $3.6 million expected through the end of 2017.  The Company also recorded $1.3 million in gains on sales of assets in the six months ended June 30, 2017 related to the planned closure of the Bluffton, Indiana facility.  Additionally, based on a preliminary sales agreement with a third party, the Company anticipates an additional gain of approximately $2.6 million on the sale of the Bluffton facility and certain related equipment in the third quarter of 2017.

As previously announced, the Company expects to save approximately $10 million on an annual basis as a result of the actions under the Plan, a portion of which will be realized starting in the third quarter of 2017.  The Plan is to be substantially completed by the end of 2017.

Net Interest Expense:

	Six Months Ended June 30,
(dollars in millions)	2017	2016	Change	% Change
Net interest expense	$3.8	$4.1	$(0.3)	(7)%
Outstanding borrowings, net of deferred financing costs	$170.1	$217.4	$(47.3)	(22)%
Average borrowing rate	4.99%	4.58%

Net interest expense for the six months ended June 30, 2017 was $3.8 million compared to $4.1 million during the six months ended June 30, 2016. The decrease in net interest expense is due to lower average outstanding borrowings during the six months ended June 30, 2017 as compared to the same period in 2016, offset by a slightly higher borrowing rate.

Income Taxes:

	Six Months Ended June 30,
(dollars in millions)	2017	2016
Income from continuing operations before income taxes	$9.2	$8.2
Income tax expense	$4.0	$5.9
Effective tax rate	44.0%	71.4%

The effective income tax rate for the six months ended June 30, 2017 was different than the Company’s statutory rate and the effective tax rate for the same period in 2016, primarily due to losses in jurisdictions where the tax benefits are not currently recognized, including the impairment charges in Brazil in 2016.

Financial Condition & Liquidity and Capital Resources:

Operating Activities

Cash provided by operating activities from continuing operations was $23.6 million for the six months ended June 30, 2017, compared to a use of cash of $3.1 million in the same period in 2016. The improvement was due to an increase in cash provided by working capital of $30.7 million, which resulted primarily from a swing in the cash provided by (used for) accounts payable and accrued expenses.

Investing Activities

Cash used by investing activities from continuing operations was $0.4 million for the six months ended June 30, 2017 compared to cash used of $14.4 million for the six months ended June 30, 2016. The Company paid a final working capital adjustment to the buyer of the Lawn and Garden business of approximately $4.0 million in the first quarter of 2016, as described in Note 3. The Company received proceeds of $1.9 million in the first half of 2017 from the sale of fixed assets, a significant portion of which was derived from the sale of equipment from the Company’s Bluffton, Indiana plant as part of the Material Handling restructuring.  Capital expenditures were $2.3 million and $10.6 million for the six months ended June 30, 2017 and 2016, respectively. Full year capital expenditures in 2017 are expected to be approximately $10-12 million.

Financing Activities

Net payments on the credit facility were $18.9 million for the six months ended June 30, 2017 compared to net borrowings of $23.8 million for the six months ended June 30, 2016. The Company used cash to pay dividends of $8.1 million for both the six months ended June 30, 2017 and 2016.

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

Total debt outstanding at June 30, 2017 was $170.1 million, net of $1.9 million of deferred financing costs, compared with $189.5 million at December 31, 2016. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of June 30, 2017, the Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business and there was $123.6 million available under our Loan Agreement.

As of June 30, 2017, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended June 30, 2017 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	6.91
Leverage Ratio	3.75 to 1 (maximum)	2.89

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at June 30, 2017, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.7 million annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $2 million to $7 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the statements of operations. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At June 30, 2017, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2017, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 10, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2013, the Board authorized the repurchase of up to 5.0 million shares of its common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to 5.0 million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase. The Company has repurchased a total of 5,547,665 shares of its common stock under this program and as of June 30, 2017, 2,452,335 shares of common stock remain available for repurchase under the Board authorization. The Company did not repurchase any shares of its common stock during the three or six months ended June 30, 2017.

Item 6. Exhibits

(a)	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYERS INDUSTRIES, INC.
August 4, 2017	/s/ Matteo Anversa
Matteo Anversa
Executive Vice President Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
August 4, 2017	/s/ Kevin L. Brackman
Kevin L. Brackman
Vice President Chief Accounting Officer (Principal Accounting Officer)

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

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 12, 2013.
31.1	Certification of R. David Banyard, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Matteo Anversa, Executive Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of R. David Banyard, President and Chief Executive Officer, and Matteo Anversa, Executive Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statement of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.
**

Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.