Form 10-Q
period 2017-09-30
MYERS INDUSTRIES INC
filed 2017-11-07
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2017
Common Stock, without par value	30,438,041 shares

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$144,075	$132,676	$428,081	$427,998
Cost of sales	103,336	96,758	306,056	299,373
Gross profit	40,739	35,918	122,025	128,625
Selling, general and administrative expenses	36,391	32,617	105,560	103,087
(Gain) loss on disposal of fixed assets	(2,763)	315	(4,128)	383
Impairment charges	—	—	544	9,874
Operating income	7,111	2,986	20,049	15,281
Interest expense, net	1,785	2,015	5,545	6,087
Income from continuing operations before income taxes	5,326	971	14,504	9,194
Income tax expense	2,050	547	6,088	6,422
Income from continuing operations	3,276	424	8,416	2,772
Income (loss) from discontinued operations, net of income tax	(19)	(10)	(52)	(257)
Net income	$3,257	$414	$8,364	$2,515
Income per common share from continuing operations:
Basic	$0.11	$0.01	$0.28	$0.09
Diluted	$0.11	$0.01	$0.28	$0.09
Income (loss) per common share from discontinued operations:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income per share:
Basic	$0.11	$0.01	$0.28	$0.08
Diluted	$0.11	$0.01	$0.28	$0.08
Dividends declared per share	$0.14	$0.14	$0.41	$0.41

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$3,257	$414	$8,364	$2,515
Other comprehensive income (loss)
Foreign currency translation adjustment	2,380	(823)	3,491	6,009
Total other comprehensive income (loss)	2,380	(823)	3,491	6,009
Comprehensive income (loss)	$5,637	$(409)	$11,855	$8,524

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2017	2016
Assets
Current Assets
Cash	$4,511	$7,888
Restricted cash	8,650	8,635
Accounts receivable, less allowances of $1,375 and $1,563, respectively	88,278	73,818
Inventories
Finished and in-process products	31,254	31,826
Raw materials and supplies	17,718	14,197
	48,972	46,023
Prepaid expenses and other current assets	2,881	4,787
Total Current Assets	153,292	141,151
Other Assets
Goodwill	60,048	59,219
Intangible assets, net	42,377	47,994
Deferred income taxes	253	216
Notes receivable	18,632	18,275
Other	6,871	3,347
	128,181	129,051
Property, Plant and Equipment, at Cost
Land	7,973	8,916
Buildings and leasehold improvements	59,925	65,566
Machinery and equipment	285,189	319,606
	353,087	394,088
Less allowances for depreciation and amortization	(261,153)	(282,606)
Property, plant and equipment, net	91,934	111,482
Total Assets	$373,407	$381,684

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2017	2016
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$61,990	$48,988
Accrued expenses
Employee compensation	17,921	11,861
Taxes, other than income taxes	2,185	2,178
Accrued interest	1,731	3,202
Other current liabilities	14,493	13,083
Total Current Liabilities	98,320	79,312
Long-term debt	158,010	189,522
Other liabilities	7,616	9,235
Deferred income taxes	11,729	10,582
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,301,721 and 30,019,561; net of treasury shares of 7,650,736 and 7,932,896, respectively)	18,418	18,234
Additional paid-in capital	207,118	202,033
Accumulated other comprehensive loss	(30,683)	(34,174)
Retained deficit	(97,121)	(93,060)
Total Shareholders’ Equity	97,732	93,033
Total Liabilities and Shareholders’ Equity	$373,407	$381,684

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2017	$18,234	$202,033	$(34,174)	$(93,060)	$93,033
Net income	—	—	—	8,364	8,364
Foreign currency translation adjustment	—	—	3,491	—	3,491
Shares issued under incentive plans, net of shares withheld for tax	184	2,067	—	—	2,251
Stock compensation expense	—	3,018	—	—	3,018
Declared dividends - $0.41 per share	—	—	—	(12,425)	(12,425)
Balance at September 30, 2017	$18,418	$207,118	$(30,683)	$(97,121)	$97,732

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$8,364	$2,515
Income (loss) from discontinued operations, net of income taxes	(52)	(257)
Income from continuing operations	8,416	2,772
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	16,758	18,465
Amortization	6,764	7,428
Accelerated depreciation associated with restructuring activities	2,018	—
Non-cash stock-based compensation expense	2,873	2,804
(Gain) loss on disposal of fixed assets	(4,128)	383
Deferred taxes	101	(1,985)
Accrued interest income on note receivable	(983)	(948)
Impairment charges	544	9,874
Other	29	(338)
Payments on performance based compensation	(1,010)	(1,794)
Other long-term liabilities	(140)	(431)
Cash flows provided by (used for) working capital
Accounts receivable	(12,754)	1,057
Inventories	(2,490)	7,349
Prepaid expenses and other current assets	1,696	484
Accounts payable and accrued expenses	18,416	(26,520)
Net cash provided by (used for) operating activities - continuing operations	36,110	18,600
Net cash provided by (used for) operating activities - discontinued operations	—	—
Net cash provided by (used for) operating activities	36,110	18,600
Cash Flows From Investing Activities
Capital expenditures	(5,128)	(11,490)
Proceeds from sale of property, plant and equipment	8,075	194
Proceeds (payments) related to sale of business	—	(4,034)
Net cash provided by (used for) investing activities - continuing operations	2,947	(15,330)
Net cash provided by (used for) investing activities - discontinued operations	—	—
Net cash provided by (used for) investing activities	2,947	(15,330)
Cash Flows From Financing Activities
Net borrowings (repayments) on credit facility	(31,397)	4,440
Cash dividends paid	(12,230)	(12,143)
Proceeds from issuance of common stock	2,524	2,582
Excess tax benefit from stock-based compensation	—	139
Shares withheld for employee taxes on equity awards	(273)	(925)
Deferred financing costs	(1,030)	—
Net cash provided by (used for) financing activities - continuing operations	(42,406)	(5,907)
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(42,406)	(5,907)
Foreign exchange rate effect on cash	(28)	831
Net increase (decrease) in cash	(3,377)	(1,806)
Cash at January 1	7,888	7,344
Cash at September 30	$4,511	$5,538

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

Certain reclassifications have been made to prior year’s reported amounts in order to conform to the current year presentation.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2017, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2017.

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

Accounting Standards Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The ASU also allows only the service cost component to be eligible for capitalization when applicable. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  The ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  The Company does not anticipate that adoption of this standard will have a material impact on its consolidated financial statements as the pension plan is frozen.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.  This ASU eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The guidance allows for early adoption for impairment testing dates after January 1, 2017.  While the Company has elected not to early adopt this guidance for fiscal year 2017 and will continue to evaluate the timing of adoption, it does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  The ASU should be applied using a retrospective transition method to each period presented and is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. To the extent there are changes in the Company’s restricted cash balances, adoption of this standard will impact the statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This ASU requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company does not anticipate that adoption of this standard will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Additional disclosures will also be required to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts. The new guidance is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statements of Shareholders’ Equity. The Company plans to adopt the new guidance effective January 1, 2018 under the modified retrospective approach and has developed an implementation plan. As part of this plan, the Company has identified its revenue streams and substantially completed its contract review for each of these revenue streams to assess the impact of the new guidance on its consolidated financial statements. This assessment included the potential impact of whether revenue from certain product lines would be required to be recognized over time rather than at a point in time. Based on the reviews completed to date, the Company does not currently anticipate any material changes to the timing of revenue recognition from point in time, and will continue to evaluate this contract review through the date of adoption. The Company is currently designing and implementing changes to processes and controls, where necessary, to address the requirements of the new standard upon adoption. In addition, the Company is assessing what incremental disaggregated revenue disclosures will be required in the consolidated financial statements.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 11, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At September 30, 2017 and December 31, 2016, the aggregate fair value of the Company's $100.0 million fixed rate senior unsecured notes was estimated at $101.0 million and $98.0 million, respectively.

Factoring

The Company's wholly-owned subsidiaries Plasticos Novel Do Nordeste S.A. and Plasticos Novel Do Parana S.A. (collectively, "Novel") entered into a factoring agreement to sell, without recourse, certain of their Brazilian Real-based trade accounts receivables to unrelated third party financial institutions as part of its working capital management. The sale of these receivables accelerated the collection of cash and reduced credit exposure. Under the terms of the factoring agreements, the Company retains no rights or interest and has no obligations with respect to the sold receivables. As such, the factoring of trade receivables under these agreements are accounted for as a sale. The Company accounts for its trade receivable factoring program as required under ASC 860, Transfers and Servicing. During the nine months ended September 30, 2017, approximately $1.3 million of trade accounts receivables had been sold under the terms of the factoring agreement for cash proceeds of $1.2 million. During the nine months ended September 30, 2016, approximately $0.9 million of trade accounts receivables had been sold under the terms of the factoring agreement for cash proceeds of $0.8 million. The receivables sold pursuant to the factoring agreements have been recorded as a reduction of trade accounts receivable and as cash provided by operating activities in the accompanying Condensed Consolidated Statements of Cash Flows (Unaudited). The Company pays an administrative fee based on the dollar value of the receivables sold. Administrative fees related to the program for both the nine months ended September 30, 2017 and 2016 were approximately $0.1 million. These fees are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2017	$(32,342)	$(1,832)	$(34,174)
Other comprehensive income before reclassifications	3,491	—	3,491
Net current-period other comprehensive income	3,491	—	3,491
Balance at September 30, 2017	$(28,851)	$(1,832)	$(30,683)

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

2.  Impairment Charges

During the second quarter of 2017, an underutilized building at the Company’s Scarborough, Ontario, Canada location, in the Material Handling Segment, was identified for closure and classified as held for sale as of June 30, 2017, in Other Assets in the Condensed Consolidated Statements of Financial Position (Unaudited). This building has been recorded at its fair value, less estimated costs to sell, of $3.2 million (based primarily on a third party offer considered to be a Level 2 input), which resulted in an impairment charge of approximately $0.5 million recognized in the second quarter of 2017. No changes in the estimated fair value were recorded in the quarter ended September 30, 2017.

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

3.  Discontinued Operations

On February 17, 2015, the Company sold its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P., a private equity firm, for $110.0 million, subject to a working capital adjustment. The terms of the agreement include a $90.0 million cash payment, promissory notes totaling $20.0 million that mature in August 2020 with a 6% interest rate, and approximately $8.6 million placed in escrow that was due to be settled by August 2016, but has been extended until indemnification claims are resolved, as described in Note 10.  The fair market value of the notes at the date of the sale was $17.8 million. The carrying value of the notes as of September 30, 2017 was $18.6 million, which represents the fair value at the date of sale plus accretion and is included in Notes Receivable in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The fair value of the notes receivable was calculated using Level 2 inputs as defined in Note 1. The final working capital adjustment resulted in a cash payment to the buyer of approximately $4.0 million in the first half of 2016.

4.  Restructuring

On March 9, 2017, the Company announced a restructuring plan (the “Plan”) to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment, which related primarily to anticipated facility shutdowns and associated activities.  Total restructuring costs expected to be incurred are approximately $7.9 million, which includes employee severance and other employee-related costs of approximately $3.2 million, $2.6 million related to equipment relocation and facility shut down costs and non-cash charges, primarily accelerated depreciation charges on property, plant and equipment, of approximately $2.1 million.  The Company expects to incur approximately $0.8 million during the remainder of 2017 under the Plan, as all remaining actions under the Plan are expected to be substantially completed by the end of the year.

During the three and nine months ended September 30, 2017, the Company incurred restructuring charges of $1.0 million and $5.2 million, respectively, related to closing a manufacturing plant in Bluffton, Indiana. In the third quarter of 2017, the Bluffton facility and certain related equipment, previously classified as held for sale, were sold for approximately $6.0 million, which resulted in a gain of $2.6 million. Additional gains of $0.2 million and $1.5 million for the three and nine months ended September 30, 2017, respectively, were recognized on other asset dispositions in connection with closing this plant.

In the second quarter of 2017, the Company finalized the specific actions to be taken under the Plan to reduce headcount in its Scarborough, Ontario, Canada location.  These actions resulted in the recognition of $0.9 million and $1.6 million of severance and related costs for the three and nine months ended September 30, 2017, respectively.

During the three and nine months ended September 30, 2017, the Company recognized $0.2 million and $0.3 million of restructuring charges related to the planned closure of a manufacturing plant in Sandusky, Ohio.

The restructuring charges noted above are presented in the Condensed Consolidated Statement of Operations (Unaudited) as follows:

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Cost of sales	$1,908	$6,968
Selling, general and administrative expenses	164	164
	$2,072	$7,132

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

The table below summarizes restructuring activity for the nine months ended September 30, 2017:

	Employee Reduction	Accelerated Depreciation	Other Exit Costs	Total
Balance at January 1, 2017	$—	$—	$—	$—
Charges to expense	2,868	2,018	2,246	7,132
Cash payments	(773)	—	(1,929)	(2,702)
Non-cash utilization	—	(2,018)	—	(2,018)
Balance at September 30, 2017	$2,095	$—	$317	$2,412

In addition to the restructuring costs noted above, the Company has also incurred other associated costs of the Plan of $0.3 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, which are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited), and are primarily related to third party consulting costs.  Additional estimated costs of $0.2 million are expected to be incurred throughout the remainder of 2017.

5.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 40 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are based on estimates, interim results are subject to change in the final year-end LIFO inventory valuation. In the current quarter, one inventory pool had an increase in commodity costs that is expected to hold through year-end, and therefore, an adjustment of $0.4 million was made to increase the LIFO reserve and cost of sales for the three months ended September 30, 2017. No adjustment was recorded during prior interim reporting periods as interim results in those periods were immaterial.

6.  Other Current Liabilities

The balance in other current liabilities is comprised of the following:

	September 30,	December 31,
	2017	2016
Deposits and amounts due to customers	$4,048	$2,688
Dividends payable	4,455	4,260
Accrued litigation and professional fees	606	452
Current portion of environmental reserves	1,022	605
Other accrued expenses	4,362	5,078
	$14,493	$13,083

7.  Goodwill and Intangible Assets

The change in goodwill for the nine months ended September 30, 2017 was as follows:

	Distribution	Material Handling	Total
January 1, 2017	$505	$58,714	$59,219
Foreign currency translation	—	829	829
September 30, 2017	$505	$59,543	$60,048

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

useful lives. The Company has indefinite-lived trade names which had a carrying value of $10.9 million at both September 30, 2017 and December 31, 2016.

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

8.  Net Income (Loss) per Common Share

Net income (loss) per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding basic	30,266,838	29,849,005	30,149,818	29,682,798
Dilutive effect of stock options and restricted stock	385,105	226,473	374,343	266,913
Weighted average common shares outstanding diluted	30,651,943	30,075,478	30,524,161	29,949,711

Options to purchase 256,600 and 261,100 shares of common stock that were outstanding for the three and nine months ended September 30, 2017, respectively, and 569,050 for the three and nine months ended September 30, 2016, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

In March 2017, the Company granted 397,759 stock options with a weighted average exercise price of $14.30 and a weighted average fair value of $4.47. The fair value of options granted is estimated using a binomial lattice option pricing model. Also in March 2017, the Company granted 87,887 and 140,746 time-based and performance-based restricted stock units, respectively, with a weighted average fair value of $14.30. There were no stock-based awards granted in the second or third quarters of 2017.

Stock compensation expense was approximately $1.1 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $2.9 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively. These expenses are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at September 30, 2017 was approximately $6.5 million, which will be recognized over the next three years, as such compensation is earned.

10.  Contingencies

The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance.

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) formally informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976 was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries in 1987.  As a result of the EPA Notice Letter, Buckhorn and the

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

Company are engaged in negotiations with the EPA with respect to a draft Administrative Order of Consent (“AOC”) proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives.

The New Idria Mine is located near Hollister, California and was added to the Superfund National Priorities List by the EPA in October 2011, at which time the Company recognized expense of $1.9 million related to performing the RI/FS.   In the second quarter of 2016, the Company, based on discussions with the EPA, determined that the RI/FS would begin in 2017 and therefore obtained updated estimated costs to perform the RI/FS.  As a result of the updated estimated costs, the Company recorded additional expense of $1.0 million in the second quarter of 2016.  In the second quarter of 2017, the Company, based on the status of its discussions with the EPA, determined that field work on the RI/FS will likely begin in 2018 with no changes to the cost estimates to perform the RI/FS. In the third quarter of 2017, the Company recorded an additional reserve of $0.3 million for this project, as a result of additional professional fees and other project costs expected to be incurred as part of the implementation of the AOC and site preparation and stabilization, in advance of starting the RI/FS field work in 2018.  As part of the Notice Letter, the EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mine since 1993.  While the Company is challenging these past cost claims, in 2015 the Company recognized expense of $1.3 million related to the portion of these costs alleged to have been incurred after the site was added to the Superfund list in 2011.

As of September 30, 2017, the Company has a total reserve of $2.7 million related to the New Idria Mine, of which $0.7 million is classified in Other Current Liabilities and $2.0 million is classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in the second and third quarters of 2016.  As of September 30, 2017, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million is classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

11.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	September 30,	December 31,
	2017	2016
Loan Agreement	$59,795	$90,686
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	29,000	29,000
5.45% Senior Unsecured Notes due 2026	20,000	20,000
	159,795	190,686
Less unamortized deferred financing costs	1,785	1,164
	$158,010	$189,522

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

Under the terms of the Loan Agreement, the Company may borrow up to $200.0 million, reduced for letters of credit issued. As of September 30, 2017, the Company had $135.8 million available under the Loan Agreement. The Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at September 30, 2017. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement. The average interest rate on borrowings under our loan agreements were 5.18% and 4.65% for the three months ended September 30, 2017 and 2016, respectively, and 5.05% and 4.61% for the nine months ended September 30, 2017 and 2016, respectively, which includes a quarterly facility fee on the used and unused portion.

In September 2017, the Company made an offer to all holders of the $100 million Senior Unsecured Notes (“Notes”) to purchase all or a portion of the Notes prior to their maturity dates. In October 2017, one note holder accepted the offer and elected to tender $22 million in Notes. The Company purchased the Notes from the holder on October 31, 2017 and a loss on extinguishment of debt of approximately $1.9 million was recorded during the fourth quarter of 2017.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except where otherwise indicated)

12.  Retirement Plans

The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s defined benefit pension plan, The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02, provides benefits primarily based upon a fixed amount for each year of service. The plan was frozen in 2007, and thus benefits for service were no longer accumulated after this date.

Net periodic pension cost is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost	$63	$68	$189	$204
Expected return on assets	(74)	(80)	(222)	(240)
Amortization of net loss	24	20	72	61
Net periodic pension cost	$13	$8	$39	$25
Company contributions	$—	$—	$—	$—

The Company does not expect to make a contribution to the plan in 2017.

13.  Income Taxes

The Company’s effective tax rate was 38.5% and 42.0% for the three and nine months ended September 30, 2017, respectively, compared to 56.3% and 69.8% for the three and nine months ended September 30, 2016, respectively.  The effective income tax rate for the first nine months of 2017 and 2016 was different than the Company’s statutory rate, primarily due to losses in jurisdictions where the tax benefits are not recognized.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.3 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of September 30, 2017, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2014. The Company is subject to state and local examinations for tax years of 2012 through 2016. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2012 through 2016.

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

Summarized segment detail for the three and nine months ended September 30, 2017 and 2016 are presented in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales
Material Handling	$104,089	$89,911	$310,343	$299,842
Distribution	40,004	42,793	117,836	128,248
Inter-company sales	(18)	(28)	(98)	(92)
Total net sales	$144,075	$132,676	$428,081	$427,998

Income (loss) from continuing operations before income taxes
Material Handling	$10,325	$4,378	$29,839	$26,152
Distribution	3,179	3,301	7,742	9,803
Corporate	(6,393)	(4,693)	(17,532)	(20,674)
Total operating income	7,111	2,986	20,049	15,281
Interest expense, net	(1,785)	(2,015)	(5,545)	(6,087)
Income from continuing operations before income taxes	$5,326	$971	$14,504	$9,194

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Net Sales:

(dollars in millions)	Three Months Ended September 30,
Segment	2017	2016	Change	% Change
Material Handling	$104.1	$89.9	$14.2	16%
Distribution	40.0	42.8	(2.8)	(7)%
Inter-company sales	—	—	—
Total net sales	$144.1	$132.7	$11.4	9%

Net sales for the three months ended September 30, 2017 were $144.1 million, an increase of $11.4 million or 9% compared to the three months ended September 30, 2016. Net sales were positively impacted by higher sales volume of approximately $9.5 million, higher pricing of $1.2 million, and the effect of favorable currency translation of $0.7 million.

Net sales in the Material Handling Segment increased $14.2 million or 16% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in net sales was primarily due to higher sales volume of approximately $12.8 million, mainly due to increased demand in the Company’s consumer and food and beverage markets, higher pricing of $0.7 million, and the effect of favorable foreign currency translation of $0.7 million.

Net sales in the Distribution Segment decreased $2.8 million or 7% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily the result of lower sales volume of approximately $3.3 million offset by higher pricing of $0.5 million.

Cost of Sales & Gross Profit:

	Three Months Ended September 30,
(dollars in millions)	2017	2016	Change	% Change
Cost of sales	$103.3	$96.8	$6.5	7%
Gross profit	$40.7	$35.9	$4.8	13%
Gross profit as a percentage of sales	28.3%	27.1%

Gross profit margin increased to 28.3% in the three months ended September 30, 2017 compared to 27.1% for the three months ended September 30, 2016, primarily due to improved mix within the higher sales volumes noted above, mainly in the food and beverage and consumer end markets, as well as the higher pricing of $1.2 million. These effects were partially offset by restructuring costs of $1.9 million within the Material Handling Segment, as well as higher raw material costs.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
(dollars in millions)	2017	2016	Change	% Change
SG&A expenses	$36.4	$32.6	$3.8	12%
SG&A expenses as a percentage of sales	25.3%	24.6%

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2017 were $36.4 million, an increase of $3.8 million or 12% compared to the same period in the prior year. SG&A expenses in the third quarter 2017 were impacted by higher incentive compensation of $3.9 million.

Restructuring:

As further discussed in Note 4, the Company continued to execute on the restructuring plan within the Material Handling Segment initiated in the first quarter of 2017.  The Company incurred a total of $2.1 million of restructuring costs in connection with the Plan during the three months ended September 30, 2017, as well as recognized $2.8 million in gains on sales of assets related to the closure and sale of the Bluffton, Indiana facility and certain related equipment.

As previously announced, the Company expects to save approximately $10 million on an annual basis as a result of the actions under the Plan, a portion of which began being realized starting in the third quarter of 2017.  The Plan is expected to be substantially completed by the end of 2017.

Net Interest Expense:

	Three Months Ended September 30,
(dollars in millions)	2017	2016	Change	% Change
Net interest expense	$1.8	$2.0	$(0.2)	(10)%
Outstanding borrowings, net of deferred financing costs	$158.0	$197.9	$(39.9)	(20)%
Average borrowing rate	5.18%	4.65%

Net interest expense for the three months ended September 30, 2017 of $1.8 million decreased 10% compared with $2.0 million for the three months ended September 30, 2016.  Lower average outstanding borrowings for the period were partially offset with a higher average borrowing rate.

Income Taxes:

	Three Months Ended September 30,
(dollars in millions)	2017	2016
Income from continuing operations before income taxes	$5.3	$1.0
Income tax expense	$2.1	$0.5
Effective tax rate	38.5%	56.3%

The Company’s effective tax rate of 38.5% for the three months ended September 30, 2017, decreased when compared with 56.3% for the three months ended September 30, 2016, primarily due to the mix of income by jurisdiction between periods, including those where no benefits are recognized on losses.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Net Sales:

(dollars in millions)	Nine Months Ended September 30,
Segment	2017	2016	Change	% Change
Material Handling	$310.3	$299.8	$10.5	4%
Distribution	117.9	128.3	(10.4)	(8)%
Inter-company elimination	(0.1)	(0.1)	—
Total net sales	$428.1	$428.0	$0.1	0%

Net sales for the nine months ended September 30, 2017 were $428.1 million and were relatively flat with the nine months ended September 30, 2016. Net sales were negatively impacted by lower sales volume of approximately $4.0 million, offset by the effect of favorable foreign currency translation of approximately $2.2 million and higher pricing of $1.9 million.

Net sales in the Material Handling Segment increased $10.5 million or 4% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in net sales was due to higher sales volume of $6.7 million, mainly in the consumer and food and beverage markets, higher pricing of $1.6 million, and the effect of favorable foreign currency translation of $2.2 million.

Net sales in the Distribution Segment decreased $10.4 million or 8% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to lower volume.  The decrease in volume was across all product lines and regions, including our export and international channels.

Cost of Sales & Gross Profit:

	Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change	% Change
Cost of sales	$306.1	$299.4	$6.7	2%
Gross profit	$122.0	$128.6	$(6.6)	(5)%
Gross profit as a percentage of sales	28.5%	30.1%

Gross profit margin decreased to 28.5% in the nine months ended September 30, 2017 compared to 30.1% for the nine months ended September 30, 2016, primarily due to higher raw material costs and operating inefficiencies, as well as restructuring costs of $7.0 million within the Material Handling Segment. These impacts were partially offset by higher pricing and a favorable sales mix.

Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change	% Change
SG&A expenses	$105.6	$103.1	$2.5	2%
SG&A expenses as a percentage of sales	24.7%	24.1%

SG&A expenses for the nine months ended September 30, 2017 were $105.6 million, an increase of $2.5 million or 2% compared to the same period in the prior year. SG&A expenses in the first nine months of 2017 were primarily impacted by higher severance, compensation and benefits of approximately $1.2 million and higher legal and professional fees of $1.3 million.

Impairment Charges:

During the nine months ended September 30, 2017, the Company recorded an impairment charge of $0.5 million related to assets held for sale at its Scarborough, Ontario, Canada location, as discussed in Note 2.

The Company recorded $9.9 million of non-cash impairment charges, primarily related to its Plasticos Novel do Nordeste S.A. (“Novel”) reporting unit during the nine months ended September 30, 2016, as discussed in Note 2.

Restructuring:

As further discussed in Note 4, the Company initiated a restructuring plan in the first quarter of 2017 to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment.  The Company has incurred a total of $7.1 million of restructuring costs in connection with the Plan during the nine months ended September 30, 2017, with additional costs under the Plan of approximately $0.8 million expected through the end of 2017.  The Company also recorded $4.1 million in gains on sales of assets in the nine months ended September 30, 2017 related to the closure and sale of the Bluffton, Indiana facility and certain related equipment.

As previously announced, the Company expects to save approximately $10 million on an annual basis as a result of the actions under the Plan, a portion of which began being realized starting in the third quarter of 2017.  The Plan is to be substantially completed by the end of 2017.

Net Interest Expense:

	Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change	% Change
Net interest expense	$5.5	$6.1	$(0.6)	(10)%
Outstanding borrowings, net of deferred financing costs	$158.0	$197.9	$(39.9)	(20)%
Average borrowing rate	5.05%	4.61%

Net interest expense for the nine months ended September 30, 2017 was $5.5 million compared to $6.1 million during the nine months ended September 30, 2016. The decrease in net interest expense is due to lower average outstanding borrowings during the nine months ended September 30, 2017 as compared to the same period in 2016, partially offset by a slightly higher borrowing rate.

Income Taxes:

	Nine Months Ended September 30,
(dollars in millions)	2017	2016
Income from continuing operations before income taxes	$14.5	$9.2
Income tax expense	$6.1	$6.4
Effective tax rate	42.0%	69.8%

The effective income tax rate for the nine months ended September 30, 2017 was different than the Company’s effective tax rate for the same period in 2016, primarily due to losses in jurisdictions where the tax benefits are not recognized, which included the impairment charges in Brazil in 2016.

Financial Condition & Liquidity and Capital Resources:

Operating Activities

Cash provided by operating activities from continuing operations was $36.1 million for the nine months ended September 30, 2017, compared to $18.6 million in the same period in 2016. The improvement was due to an increase in cash provided by working capital of $22.5 million, which resulted from a swing in the cash provided by (used for) accounts payable and accrued expenses.

Investing Activities

Cash provided by investing activities from continuing operations was $2.9 million for the nine months ended September 30, 2017 compared to cash used of $15.3 million for the nine months ended September 30, 2016. The Company paid a final working capital adjustment to the buyer of the Lawn and Garden business of approximately $4.0 million in the first quarter of 2016, as described in Note 3. The Company received proceeds of $8.1 million in the first nine months of 2017 from the sale of fixed assets, a significant portion of which was derived from the sale of the Company’s Bluffton, Indiana facility and related equipment as part of the Material Handling restructuring plan.  Capital expenditures were $5.1 million and $11.5 million for the nine months ended September 30, 2017 and 2016, respectively. Full year capital expenditures in 2017 are expected to be approximately $7 to $9 million.

Financing Activities

Net payments on the credit facility were $31.4 million for the nine months ended September 30, 2017 compared to net borrowings of $4.4 million for the nine months ended September 30, 2016. The Company used cash to pay dividends of $12.2 million and $12.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Total debt outstanding at September 30, 2017 was $158.0 million, net of $1.8 million of deferred financing costs, compared with $189.5 million at December 31, 2016. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of September 30, 2017, the Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business and there was $135.8 million available under our Loan Agreement.

As of September 30, 2017, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended September 30, 2017 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	7.03
Leverage Ratio	3.50 to 1 (maximum)	2.58

In September 2017, the Company made an offer to all holders of the $100 million Senior Unsecured Notes (“Notes”) to purchase all or a portion of the Notes prior to their maturity dates. In October 2017, one note holder accepted the offer and elected to tender $22 million in Notes. The Company purchased the Notes from the holder on October 31, 2017 and a loss on extinguishment of debt of approximately $1.9 million was recorded during the fourth quarter of 2017.

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at September 30, 2017, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.6 million annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and Brazil that are denominated in U.S. dollars. The net exposure generally ranges from $2 million to $7 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the statements of operations. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At September 30, 2017, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2017, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2013, the Board authorized the repurchase of up to 5.0 million shares of its common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to 5.0 million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase. The Company has repurchased a total of 5,547,665 shares of its common stock under this program and as of September 30, 2017, 2,452,335 shares of common stock remain available for repurchase under the Board authorization. The Company did not repurchase any shares of its common stock during the three or nine months ended September 30, 2017.

Item 6. Exhibits

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

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statement of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MYERS INDUSTRIES, INC.
November 7, 2017	/s/ Matteo Anversa
Matteo Anversa
Executive Vice President Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
November 7, 2017	/s/ Kevin L. Brackman
Kevin L. Brackman
Vice President Chief Accounting Officer (Principal Accounting Officer)