Form 10-K
period 2017-12-31
MYERS INDUSTRIES INC
filed 2018-03-09
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2017: $538,844,114

Indicate the number of shares outstanding of registrant’s common stock as of February 28, 2018: 30,509,220 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company is also the largest distributor of tools, equipment and supplies for the tire, wheel and undervehicle service industry in the United States. The distribution products range from tire balancers and alignment systems to valve caps, tire repair tools and other consumable service supplies.

As of December 31, 2017, the Company operated nine manufacturing facilities, 20 sales offices, four distribution centers and three distribution branches located throughout North and Central America; had approximately 15,000 manufactured products and over 13,500 distributed products; and had approximately 1,900 employees.

Serving customers around the world, Myers Industries’ brands provide safety and efficiency solutions to a wide variety of customers in diverse niche markets. Myers Industries’ diverse products and solutions help customers improve shop productivity with point of use inventory, store and transport products more safely and efficiently, improve sustainability through reuse, lower overall material handling costs, improve ergonomics for their labor force, eliminate waste and ultimately increase profitability.  Myers Industries’ employees think and act like owners, implementing long term improvements both internally and for their customers.

The Company’s business strategy is guided by the following key operating principles: 1) Niche Market Focus, 2) Flexible Operations, and 3) Strong Cash Flow Growth. Applying these principles to our business, management emphasizes:

•	Customer intimacy - #1 or #2 in each served market;
•	Strong brands;
•	Process driven, simplified, lean operating principles;
•	Manufacture only value-added components and products;
•	Asset light business model; and
•	Cash return on investment.

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

In December 2017, the Company approved and completed the sale of its subsidiaries Myers do Brasil Embalagens Plasticas Ltda. and Plasticos Novel do Nordeste Ltda. (collectively, the “Brazil Business”) to allow the Company to focus resources on its core businesses and additional growth opportunities. The Brazil Business designed and manufactured reusable plastic shipping containers, plastic pallets, crates and totes used for closed loop-shipping and storage in Brazil’s automotive, distribution, food, beverage and agriculture industries. The operating results for the Brazil Business are classified as discontinued operations in the Consolidated Statements of Operations under Item 8 of this report. The Brazil Business was part of the Material Handling Segment.

During the second quarter of 2014, the Company's Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on core growth platforms. The divestiture of the Lawn and Garden business was completed in February 2015 and was sold to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”). The Lawn and Garden business served the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The operating results for the Lawn and Garden business are classified as discontinued operations in the Consolidated Statements of Operations under Item 8 of this report.

In our Material Handling Segment, we design, manufacture, and market a variety of plastic and metal products. These range from plastic reusable material handling containers and small parts storage bins to plastic RV tanks and parts, marine tanks and parts, portable plastic fuel tanks and water containers, portable marine fuel containers, ammunition containers, storage totes, bulk shipping containers, beverage crates and metal carts and cabinets. The Material Handling Segment conducts operations in the United States and Canada. Markets served encompass various niches of industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both directly to end-users and through distributors.

The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and undervehicle service on passenger, heavy truck and off-road vehicles and the manufacturing of tire repair materials and custom rubber products. The product line includes categories such as tire valves and accessories, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment operates domestically through its sales offices and four regional distribution centers in the United States, and in certain foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

Information regarding the revenues of each segment classified as continuing operations is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

The following table summarizes the key attributes of the business segments for the year ended December 31, 2017:

Material Handling Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$391.3	•	Plastic Reusable Containers &	•	Akro-Mils™	•	Product Design	•	Agriculture
71%		Pallets	•	Jamco Products	•	Prototyping	•	Automotive
	•	Plastic Storage &	•	Buckhorn®	•	Product Testing	•	Commercial
		Organizational Products	•	Ameri-Kart®	•	Material Formulation	•	Food Processing
	•	Plastic Carts	•	Scepter	•	Injection Molding	•	Food Distribution
	•	Metal Carts			•	Structural Foam Molding	•	Healthcare
	•	Metal Cabinets			•	Metal Forming	•	Industrial
	•	Wooden Dollies			•	Stainless Steel Forming	•	Manufacturing
	•	Custom Products			•	Wood Fabrication	•	Retail Distribution
					•	Powder Coating	•	Wholesale Distribution
					•	Material Regrind & Recycling	•	Consumer
					•	Plastic Blow Molding	•	Recreational Vehicle
					•	Plastic Rotational Molding	•	Marine
					•	Thermoforming	•	Military
					•	Infrared Welding	•	Food & Beverage
							•	Custom

Distribution Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$156.4	•	Tire Valves & Accessories	•	Myers Tire Supply®	•	Broad Sales Coverage	•	Retail Tire Dealers
29%	•	Tire Changing &	•	Myers Tire Supply	•	Local Sales	•	Truck Tire Dealers
		Balancing Equipment		International™	•	Four Strategically Placed	•	Auto Dealers
	•	Lifts & Alignment Equipment	•	Patch Rubber Company®		Distribution Centers	•	Commercial Auto & Truck
	•	Service Equipment	•	Elrick	•	International Distribution		Fleets
	•	Hand Tools	•	Fleetline	•	Personalized Service	•	General Repair & Services
	•	Tire Repair & Retread	•	MTS	•	National Accounts		Facilities
		Equipment & Supplies	•	Phoenix	•	Product Training	•	Tire Retreaders
	•	Brake, Transmission & Allied	•	Seymoure	•	Repair/Service Training	•	Tire Repair
		Service Equipment & Supplies			•	New Products/Services	•	Governmental Agencies
	•	Highway Markings				"Speed to Market"	•	Telecommunications
	•	Industrial Rubber			•	Rubber Mixing	•	Industrial
	•	General Shop Supplies			•	Rubber Compounding	•	Road Construction
	•	Tire Pressure Monitoring System			•	Rubber Calendaring	•	Mining
					•	Tiered Product Offerings

Segments Overview

Material Handling Segment

The Material Handling Segment manufactures highly engineered polymer packaging containers, storage and safety products, and specialty molded parts. The brands within this segment include Buckhorn®, Akro-Mils™, Jamco Products, Ameri-Kart®, and Scepter.

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

Jamco Products is well established in industrial and commercial markets with its wide selection of welded steel service carts, platform trucks, mobile work centers, racks and cabinets for plastic bins, safety cabinets, medical cylinder carts and more. Jamco Products’ strong product offering, relationships with industrial distributors and reputation for quality and service complements Myers Industries' existing Material Handling businesses.

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

Distribution Segment

Our Distribution Segment includes the Myers Tire Supply®, Myers Tire Supply International™ and Patch Rubber Company® brands.  Within the Distribution Segment we source and manufacture top of the line products for the tire, wheel and undervehicle service industry.

Myers Tire Supply is the largest U.S. distributor and single source for tire, wheel and undervehicle service tools, equipment and supplies. We buy and sell approximately 13,500 different items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, auto dealerships, tire retreaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their business. Myers Tire Supply International further distributes these product offerings in Central America, through its branch offices, and to other foreign countries, through its U.S. export business.

While the needs and composition of our distribution markets constantly change, we adapt and deliver new products and services that are crucial to our customers’ success. The new product pipeline is driven by a thorough understanding of the market and its customers' needs. Myers Tire Supply in turn works closely with its suppliers to develop innovative products and services to meet these needs.

Patch Rubber Company manufactures one of the most comprehensive lines of tire repair and retreading products in the United States. Service professionals rely on our extensive product selection and quality for safe, cost-effective repairs to passenger, truck and off-road tires. Products include the plug that fills a puncture, the cement that seals the plug, the tire innerliner patch and the final sealing compound. Patch brand repair products maintain a strong position in the tire service markets including sales through the Myers Tire Supply sales network.  Patch Rubber also employs its rubber calendering and compounding expertise to create a diverse portfolio of products outside of the tire repair market, such as reflective highway marking tapes. Our rubber-based tape and symbols provide the durability and brightness that construction professionals demand to replace paint for marking road repair, intersections and hazardous areas. Compared with traditional highway paint, the tape stock is easier to apply, more reflective and longer lasting.

Raw Materials & Suppliers

The Company purchases substantially all of its raw materials from a wide range of third-party suppliers. These materials are primarily polyethylene, polypropylene, and polystyrene plastic resins, all used within the Material Handling Segment, as well as synthetic and natural rubber. Most raw materials are commodity products and available from several domestic suppliers. We believe that the loss of any one supplier or group of suppliers would not have a material adverse effect on our business.

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

Customer Dependence

In 2017, 2016 and 2015, there were no customers that accounted for more than five percent of total net sales from continuing operations. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Employees

As of December 31, 2017, Myers Industries had a total of approximately 1,900 full-time and part-time employees. Of these, approximately 1,335 were employed in the Company’s Material Handling Segment and the Distribution Segment employed approximately 515. The Company’s corporate offices had approximately 50 employees.

As of December 31, 2017, the Company had approximately 140 employees represented by a labor union. The collective bargaining agreement between us and the labor union expires June 2019. We consider our relationship with our employees generally to be satisfactory.

Backlog

The backlog of orders for our operations is estimated to have been approximately $54 million at December 31, 2017 and approximately $31 million at December 31, 2016. Generally, our lead time between customer order and product delivery is less than 90 days, and thus our estimated backlog is substantially expected to be delivered within the succeeding three months. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

(d)	Financial Information About Geographic Areas

The response to this section of Item 1 is contained in the Industry Segments footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

(e)	Available Information

Filings with the SEC.    As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission ("SEC"), such as:

•	annual reports on Form 10-K;
•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K; and
•	proxy statements on Schedule 14A.

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

We explore opportunities to acquire businesses that we believe are related to the execution of the Company’s long-term strategy, with a focus on, among other things, asset light business models, flexible operations, and penetration of niche markets. Some of these acquisitions may be material to us. We expect such acquisitions will produce operating results consistent with our other operations and fit within our strategic goals; however, we may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management’s attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

•

we may have difficulty integrating the acquired businesses as planned, which may include integration of systems of internal controls over financial reporting and other financial and administrative functions;

•	we may have delays in realizing the benefits of our strategies for an acquired business;
•	the increasing demands on our operational systems and integration costs, including diversion of management’s time and attention, may be greater than anticipated;
•	we may not be able to retain key employees necessary to continue the operations of an acquired business;
•	acquisition costs may be met with cash or debt, increasing the risk that we will be unable to satisfy current financial obligations; and
•	acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital.

Our results of operations and financial condition could be adversely affected by a downturn in the general markets or the general economic environment.

We operate in a wide range of geographies, primarily North America and Central America, and, until the divesture of our Brazil Business in the fourth quarter of 2017, South America. Additionally, some of our end markets are cyclical, and some of our products are a capital expense for our customers. Worldwide and regional economic, business and political conditions, including changes in the economic conditions of the broader markets and in our individual niche markets, could have an adverse effect on one or both of our operating segments.

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

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Central America. For the year ended December 31, 2017, international net sales accounted for approximately 10% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. Such systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks, unauthorized intrusion, and other events, any of which could interrupt our business operations. While we have implemented security measures designed to prevent and mitigate the risk of breaches, information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or a breach of security could expose us and our customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could negatively affect our reputation, competitive position, business, results of operations or cash flows. Furthermore, because the techniques used to carry out cyber-attacks change frequently and in many instances are not recognized until after they are used against a target, we may be unable to anticipate these changes or implement adequate preventative measures.

Future claims, litigation and regulatory actions could adversely affect our financial condition and our ability to conduct our business.

The nature of our business exposes us, from time to time, to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage claims. While we strive to ensure that our products comply with applicable government regulatory standards and internal requirements and that our products perform effectively and safely, customers from time to time could claim that our products do not meet contractual requirements, and users could be harmed by use or misuse of our products. This could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. Such claims can be expensive to defend and may divert the attention of management for significant time periods. While we currently maintain what we believe to be a suitable and adequate product liability insurance, product liability insurance coverage may not be available or adequate in all circumstances and such claims may increase the cost of such insurance coverage. In addition, claims may arise related to patent infringement, environmental liabilities, distributor terminations, commercial contracts, antitrust or competition law, employment law and employee benefits issues and other regulatory matters. While we have in place processes and policies to mitigate these risks and to investigate and address such claims as they arise, we cannot predict the underlying costs to defend or resolve such claims.

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

As more fully described in Item 3, “Legal Proceedings,” below, we are a potentially responsible party (“PRP”) in an environmental proceeding and remediation matter in which substantial amounts may be involved. It is possible that adjustments to reserved expenses will be necessary as new information is obtained. Estimates of our liability are based on current facts, laws, regulations and technology. Estimates of our environmental liabilities are further subject to uncertainties regarding the negotiations with the U.S. Environmental Protection Agency (“EPA”), the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, we have not accrued for such remediation costs as we are unable to estimate the liability at this time. Additionally, we are party to a consent decree regarding another location pursuant to which we are required to contribute to the costs of the remediation project.

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

Future events may occur that would adversely affect the reported value of our assets. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, a material adverse change in our relationship with significant customers, or natural disasters or other catastrophic events beyond our control. Any of these events may adversely affect our financial condition and results of operations.

Equity Ownership Concentration

Based solely on the Schedule 13D filed on November 17, 2017, by Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Gabelli & Company Investment Advisors, Inc., Teton Advisors, Inc., Gabelli Foundation, Inc., GGCP, Inc., and GAMCO Investors, Inc., (collectively, the “Gamco Group”), for which the Company disclaims any responsibility, beneficially owned 6,807,576 shares of our common stock, which represented approximately 22% of the 30,301,721 shares outstanding as reported in our Form 10-Q for the quarterly period ended September 30, 2017. Combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.

Changes in laws and regulations may have an adverse impact on our operations.

Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse effect on the Company’s financial results. In late 2017, the United States federal government U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted. The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgements to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. Given the timing, scope, and magnitude of the changes enacted by the Tax Act, along with on-going implementation efforts, guidance, and other developments from U.S. regulatory and standard-setting bodies, the completion of the accounting for certain tax items included in the consolidated financial statements that have been reported as provisional, may be subject to material change. Any significant changes to our future effective tax rate, including final resolution of provisional amounts relating to effects of the Tax Act, may result in a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth certain information with respect to properties owned by the Company:

	Distribution
Location	Approximate Floor Space (Square Feet)	Approximate Land Area (Acres)	Use
Akron, Ohio	129,000	8	Headquarters and distribution center
Akron, Ohio	67,000	5	Administration and warehousing
Wadsworth, Ohio	125,000	12	Distribution center
Pomona, California	18,000	1	Sales and distribution center

	Manufacturing
Miami, Oklahoma	330,000	16	Manufacturing and distribution
Sandusky, Ohio	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Bristol, Indiana	185,000	12	Manufacturing and distribution
Roanoke Rapids, North Carolina	172,000	20	Manufacturing and distribution
Scarborough, Ontario	170,000	8	Manufacturing and distribution

The following table sets forth certain information with respect to facilities leased by the Company:

	Manufacturing & Distribution
Location	Approximate Floor Space (Square Feet)	Expiration Date of Lease	Use
Cassopolis, Michigan	210,000	October 31, 2018	Manufacturing and distribution
South Beloit, Illinois	160,000	September 30, 2018	Manufacturing and distribution
Springfield, Missouri	70,000	October 31, 2019	Warehousing
Southaven, Mississippi	56,000	September 30, 2023	Distribution center
Salt Lake City, Utah	30,000	October 31, 2023	Distribution center
Milford, Ohio	22,000	November 30, 2018	Administration and sales

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

New Idria Mercury Mine

In September 2015, the U.S. EPA formally informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine Superfund site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine from 1936 through 1976 was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries in 1987.  As a result of the EPA Notice Letter, Buckhorn and the Company have been engaged in negotiations with the EPA with respect to a draft Settlement Agreement and Administrative Order on Consent (“AOC”) proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives.

The Company and the EPA are in the final stages of negotiation on the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine, and the Company expects to execute the AOC in March 2018. The key terms of the AOC and SOW include, but are not limited to, scope of the site, categories of and schedules for completion of required tasks, administration of future oversight costs, stipulated penalties, and resolution of any disputed items between the parties. As a result of recent negotiations, the Company recognized expected future EPA oversight costs for the RI/FS of $1 million in 2017. In addition, the AOC will require the Company to provide $2 million of financial assurance to the EPA during the estimated three year life of the RI/FS.  Per federal statutes, this financial assurance can take several forms, including a financial guarantee by the Company, a letter of credit, or a surety bond.  The Company expects to provide this assurance within 30 days following the execution of the AOC, and is currently evaluating the options available under the statute.

The New Idria Mine is located near Hollister, California and was added to the Superfund National Priorities List by the EPA in October 2011, at which time the Company recognized expense of $1.9 million related to performing the RI/FS.   In the second quarter of 2016, the Company, based on discussions with the EPA, determined that the RI/FS would begin in 2017 and therefore obtained updated estimated costs to perform the RI/FS.  As a result of the updated estimated costs, the Company recorded additional expense of $1.0 million in the second quarter of 2016. In the second quarter of 2017, the Company, based on the status of its discussions with the EPA, determined that field work on the RI/FS would likely begin in 2018 with no changes to the cost estimates to perform the RI/FS. In the third quarter of 2017, the Company recorded an additional reserve of $0.3 million for this project, as a result of additional professional fees and other project costs expected to be incurred as part of the implementation of the AOC and site preparation and stabilization, in advance of starting the RI/FS field work in 2018.

As part of the Notice Letter, the EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mine since 1993.  While the Company is evaluating this past cost claim and may challenge portions of it, in 2015 the Company recognized an expense of $1.3 million related to the claim. These past costs will not be addressed or settled upon execution of the AOC discussed above.

As of December 31, 2017, the Company has a total reserve of $3.6 million related to the New Idria Mine.

As negotiations with the EPA proceed, it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the negotiations with EPA, the nature and extent of the specific tasks required in the RI/FS, the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses.

At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined.

New Almaden Mine (formerly referred to as Guadalupe River Watershed)

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction, and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for their revised estimate, and as a result, recognized additional expense of $1.2 million in the second and third quarters of 2016. As of December 31, 2017, the Company has a total reserve of $1.5 million related to the New Almaden Mine.

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

Lawn and Garden Indemnification Claim

In connection with the sale of the Lawn and Garden business, as described in Note 4, the Company received Notices of Indemnification Claims in April 2015 and July 2016 (collectively, the “Claims”), alleging breaches of certain representations and warranties under the agreement resulting in alleged losses in the amount of approximately $10 million. As described in Note 4, approximately $8.6 million of the sale proceeds that were placed in escrow were due to be released in August 2016, but continue in escrow until the Claims are resolved, which are the subject of a lawsuit in the Delaware Chancery Court.

In December 2017, the Delaware Chancery Court issued a non-final opinion in favor of the L&G Buyer that it is entitled to a distribution of the escrow property on technical grounds, without resolving the merits of the alleged breaches that are the subject of the Claims. The Company intends to appeal this decision, and has the right to a de novo review and believes it has meritorious grounds to reverse the decision. The Company also believes that it has meritorious defenses to the L&G Buyer’s Claims and will vigorously defend its position that it is entitled to the escrow property.

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

When a loss arising from these or other legal matters is probable and can reasonably be estimated, we record the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable of occurrence than another. As additional information becomes available, any potential liability related to these matters will be assessed and the estimates will be revised, if necessary.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2017. Executive officers are appointed annually by the Board of Directors.

Name	Age	Title
R. David Banyard	49	President and Chief Executive Officer
Matteo Anversa	46	Executive Vice President, Chief Financial Officer and Corporate Secretary
Kevin L. Brackman	45	Vice President, Chief Accounting Officer

Mr. Banyard, President and Chief Executive Officer, was appointed to his current position on December 7, 2015. Formerly, Mr. Banyard served as the Group President, Fluid Handling Technologies at Roper Technologies where he led a diverse portfolio of companies serving a wide array of end markets. Prior to that, Mr. Banyard was with Danaher Corporation, where he held successive leadership roles during his six year tenure culminating with his leadership of the Vehicle Systems business unit of Kollmorgen, based in Stockholm, Sweden.

Mr. Anversa, Executive Vice President, Chief Financial Officer and Corporate Secretary, was appointed to his current position on December 1, 2016. Prior to that, he was with Fiat Chrysler Automobiles N.V., where he served as Vice President, Group Financial Planning and Analysis. Prior to that, Mr. Anversa was with General Electric Corporation, where he held successive leadership roles during his sixteen year tenure.

Mr. Brackman, Vice President, Chief Accounting Officer, was appointed to his current position on March 2, 2017. Previously, he served as Vice President, Corporate Controller, since joining the Company in March 2015 and also acted as Interim Chief Financial Officer and Corporate Secretary from March 18, 2016 until December 1, 2016. Prior to that, Mr. Brackman was with Ingersoll-Rand, where he held various finance leadership roles.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange (ticker symbol MYE). The approximate number of shareholders of record at December 31, 2017 was 1,043. High and low stock prices and dividends for the last two years were:

2017	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$15.90	$13.20	$0.135
June 30	19.45	15.58	0.135
September 30	21.30	15.40	0.135
December 31	22.65	18.80	0.135

2016	Sales Price
Quarter Ended	High	Low	Dividends
March 31	$13.22	$10.12	$0.135
June 30	15.76	12.23	0.135
September 30	15.86	12.84	0.135
December 31	15.55	11.35	0.135

Purchases of equity securities by the issuer

The following table presents information regarding the Company’s stock repurchase plan during the three months ended December 31, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/17 to 10/31/17	—	$—	5,547,665	2,452,335
11/1/17 to 11/30/17	—	—	5,547,665	2,452,335
12/1/17 to 12/31/17	—	—	5,547,665	2,452,335

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

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2017

The chart below compares the Company’s cumulative total shareholder return for the five years ended December 31, 2017, to that of the Standard & Poor’s 500 Index – Total Return and the Russell 2000 Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100 on December 31, 2012.

	2012	2013	2014	2015	2016	2017
Myers Industries Inc.
Annual Return %		42.35	(14.36)	(21.65)	11.74	40.72
Cum $	100.00	142.35	121.91	95.52	106.73	150.20
S&P 500 Index - Total Return
Annual Return %		32.39	13.69	1.38	11.96	21.83
Cum $	100.00	132.39	150.51	152.59	170.84	208.14
Russell 2000 Index - Total Return
Annual Return %		38.82	4.89	(4.41)	21.31	14.65
Cum $	100.00	138.82	145.62	139.19	168.85	193.58

ITEM 6.	Selected Financial Data

Thousands of Dollars, Except Per Share Data

	2017	2016	2015	2014	2013
Operations for the Year (3)
Net sales	$547,043	$534,379	$571,020	$576,759	$534,735
Cost of sales	389,590	372,481	395,158	419,575	376,590
Selling expenses	56,614	58,782	58,456	56,097	50,634
General and administrative expenses	78,889	73,797	82,333	73,938	63,969
(Gain) loss on disposal of fixed assets	(3,482)	628	556	(20)	(72)
Impairment charges	544	1,329	—	—	—
Loss on extinguishment of debt	1,888	—	—	—	—
Interest, net	7,292	8,643	9,009	8,570	4,512
Total costs and expenses	531,335	515,660	545,512	558,160	495,633
Income from continuing operations before income taxes	15,708	18,719	25,508	18,599	39,102
Income tax expense	4,864	7,395	8,037	5,680	13,744
Income from continuing operations	$10,844	$11,324	$17,471	$12,919	$25,358
Income (loss) from discontinued operations, net of tax	$(20,733)	$(10,267)	$291	$(21,600)	$644
Net income (loss)	$(9,889)	$1,057	$17,762	$(8,681)	$26,002
Net income per basic share from continuing operations	$0.36	$0.38	$0.57	$0.40	$0.75
Net income per diluted share from continuing operations	$0.35	$0.38	$0.56	$0.40	$0.74
Net income (loss) per basic share from discontinued operations	$(0.69)	$(0.35)	$0.01	$(0.67)	$0.02
Net income (loss) per diluted share from discontinued operations	$(0.68)	$(0.35)	$0.01	$(0.67)	$0.02
Net income (loss) per basic share	$(0.33)	$0.03	$0.58	$(0.27)	$0.77
Net income (loss) per diluted share	$(0.33)	$0.03	$0.57	$(0.27)	$0.76
Financial Position — At Year End (3)
Total assets(1)	$355,942	$381,684	$429,024	$563,433	$468,344
Current assets	150,012	141,151	154,541	285,441	234,910
Current liabilities	98,653	79,312	117,045	153,814	150,583
Working capital	51,359	61,839	37,496	131,627	84,327
Other assets(1)	122,026	134,267	151,982	154,365	151,588
Property, plant and equipment, net	83,904	106,266	122,501	123,627	81,846
Less:
Long-term debt, less current portion(1)	151,036	189,522	191,881	235,029	43,234
Other long-term liabilities	8,236	9,452	13,543	15,851	25,375
Deferred income taxes(2)	4,265	10,365	8,852	12,168	13,645
Shareholders’ Equity	93,752	93,033	97,703	146,571	235,507
Common Shares Outstanding	30,495,737	30,019,561	29,521,566	31,162,962	33,572,778
Book Value Per Common Share	$3.07	$3.10	$3.31	$4.70	$7.01
Other Data
Dividends paid	$16,341	$16,221	$16,675	$15,707	$9,103
Dividends declared per Common Share	$0.54	$0.54	$0.54	$0.52	$0.36
Average Basic Common Shares Outstanding during the year	30,222,289	29,750,378	30,616,485	32,232,965	33,588,720

(1)

Balances for 2013-2015 reflect the retrospective change to the balance sheet presentation of unamortized debt issuance costs in conjunction with the adoption of ASU 2015-03 in 2016. Under this guidance, unamortized debt issuance costs are to be presented as a reduction of the corresponding debt liability rather than a separate asset.

(2)

Balances as of December 31, 2015 reflect the prospective change to the balance sheet presentation of deferred taxes in conjunction with the adoption of ASU 2015-17. Under this guidance, all deferred tax assets and liabilities are classified as long-term.

(3)	Historical information has been adjusted to reflect discontinued operations presentation. See Note 4 to the consolidated financial statements.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Overview

The Company conducts its business activities in two distinct segments: The Material Handling Segment and the Distribution Segment. The Brazil Business, which was sold in December 2017, and the Lawn and Garden business, which was sold in February 2015, are classified as discontinued operations in all periods presented.

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

Results of Operations: 2017 versus 2016

Net Sales:

(dollars in millions)	Twelve Months Ended December 31,
Segment	2017	2016	Change	% Change
Material Handling	$391.3	$363.9	$27.4	8%
Distribution	156.4	170.7	(14.3)	(8)%
Inter-company elimination	(0.7)	(0.2)	(0.5)
Total net sales	$547.0	$534.4	$12.6	2%

Net sales for the year ended December 31, 2017 were $547.0 million, an increase of $12.6 million or 2% compared to the prior year. Net sales were positively impacted by higher sales volumes of approximately $4.0 million, higher pricing of $7.5 million and the effect of favorable foreign currency translation of approximately $1.1 million.

Net sales in the Material Handling Segment increased $27.4 million or 8% for the year ended December 31, 2017 compared to the prior year. The increase in net sales was due to higher sales volume of $19.9 million, mainly due to increased demand in the Company’s consumer and food and beverage markets, higher pricing of $6.4 million, and the effect of favorable foreign currency translation of $1.1 million.

Net sales in the Distribution Segment decreased $14.3 million or 8% in the year ended December 31, 2017 compared to the prior year primarily due to lower volume. A significant portion of this volume decline resulted from a strategic decision to exit a low margin product line with a customer in early 2017, which contributed to overall gross margin improvement in this segment. The remainder of the decrease in volume was across all product lines and regions, including our export and international channels; however, the Company saw most of this decline early in 2017, as both demand and pricing improved throughout the second half of the year.

Cost of Sales & Gross Profit:

	Twelve Months Ended December 31,
(dollars in millions)	2017	2016	Change	% Change
Cost of sales	$389.6	$372.5	$17.1	5%
Gross profit	$157.5	$161.9	$(4.4)	(3)%
Gross profit as a percentage of sales	28.8%	30.3%

Gross profit margin decreased to 28.8% for the year ended December 31, 2017 compared to 30.3% for the same period in 2016, primarily due to higher raw material costs and operating inefficiencies, as well as restructuring and related costs of $7.5 million within the Material Handling Segment. These impacts were partially offset by higher pricing and a favorable sales mix.

Selling, General and Administrative Expenses:

	Twelve Months Ended December 31,
(dollars in millions)	2017	2016	Change	% Change
SG&A expenses	$135.5	$132.6	$2.9	2%
SG&A expenses as a percentage of sales	24.8%	24.8%

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2017 were $135.5 million, an increase of $2.9 million or 2% compared to the prior year. SG&A expenses in 2017 were unfavorably impacted by higher legal and professional fees of $1.0 million, costs associated with the restructuring within the Material Handling Segment of $1.2 million, and the non-recurring reversal of a long-term liability of approximately $2.3 million recognized in 2016, partially offset by lower expenses related to the environmental contingencies of approximately $0.8 million, which is described in Note 9 to the consolidated financial statements.

Restructuring:

As further discussed in Note 6 to the consolidated financial statements, the Company initiated a restructuring plan (the “Plan”) in the first quarter of 2017 to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment. The Company has incurred a total of $7.6 million of restructuring costs in connection with the Plan during 2017. The Company also recorded $3.9 million in net gains on sales of assets in 2017, primarily related to the closure and sale of the Bluffton, Indiana facility and certain equipment. All actions under the Plan were substantially completed by the end of 2017.

As a result of the Plan, the Company expects to save approximately $10 million on an annualized basis, of which $8 million is expected to be realized in 2018.

(Gain) Loss on Disposal of Fixed Assets:

The gain on disposal of fixed assets for the year ended December 31, 2017 was $3.5 million compared to a loss of $0.6 million in the prior year. The gains in 2017 were primarily due to the sale of the Bluffton facility and certain equipment associated with the restructuring plan within the Material Handling Segment, as discussed in Note 6 to the consolidated financial statements.

Impairment Charges:

During the year ended December 31, 2017, the Company recorded an impairment charge of $0.5 million related to assets held for sale at its Scarborough, Ontario, Canada location, as discussed in Note 2 to the consolidated financial statements. The building was sold in December 2017.

The Company recorded $1.3 million of non-cash impairment charges, primarily related to long-lived assets associated with the exit of a non-strategic product line in the Material Handling Segment during the year ended December 31, 2016, as discussed in Note 2 to the consolidated financial statements.

Net Interest Expense:

	Twelve Months Ended December 31,
(dollars in millions)	2017	2016	Change	% Change
Net interest expense	$7.3	$8.6	$(1.3)	(15)%
Outstanding borrowings, net of deferred financing costs	$151.0	$189.5	$(38.5)	(20)%
Average borrowing rate	4.94%	4.69%

Net interest expense for the year ended December 31, 2017 was $7.3 million compared to $8.6 million during 2016. The decrease in net interest expense is due to a decrease in average borrowings during the year ended December 31, 2017 compared to the prior year, partially offset by a slightly higher borrowing rate.

Loss on Extinguishment of Debt:

During the year ended December, 31, 2017, the Company recorded a loss on extinguishment of debt of approximately $1.9 million related to the purchase of a portion of the outstanding Senior Unsecured Notes in 2017, as discussed in Note 10 to the consolidated financial statements.

Income Taxes:

	Twelve Months Ended December 31,
(dollars in millions)	2017	2016
Income from continuing operations before income taxes	$15.7	$18.7
Income tax expense	$4.9	$7.4
Effective tax rate	31.0%	39.5%

The effective tax rate was 31.0% for the year ended December 31, 2017 compared to 39.5% in the prior year. The 2017 effective tax rate is lower than our statutory rate and the effective tax rate for the same period in 2016, primarily due to the enactment of the Tax Act in December 2017, which reduces the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result the Company revalued its U.S. deferred tax assets and liabilities to reflect the lower U.S. corporate rates, which resulted in a tax benefit of $3.0 million in 2017. This was partially offset by a $1.8 million provision for one-time transition tax expense under the Tax Act related to certain foreign earnings previously not taxed in the U.S.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $20.7 million for the year ended December 31, 2017 compared to loss of $10.3 million for the year ended December 31, 2016. In 2017, this result included a loss on sale of the Brazil Business of $35.0 million (pre-tax), offset primarily by a tax benefit of $15 million, which was generated as a result of a worthless stock deduction for the Brazil Business.

Results of Operations: 2016 versus 2015

Net Sales:

(dollars in millions)	Twelve Months Ended December 31,
Segment	2016	2015	Change	% Change
Material Handling	$363.9	$384.3	$(20.4)	(5)%
Distribution	170.7	187.6	(16.9)	(9)%
Inter-company elimination	(0.2)	(0.9)	0.7
Total net sales	$534.4	$571.0	$(36.6)	(6)%

Net sales for the year ended December 31, 2016 were $534.4 million, a decrease of $36.6 million or 6% compared to the prior year. Net sales were negatively impacted by lower sales volumes of approximately $24.4 million, lower indexed pricing of $9.7 million and the unfavorable effect of foreign currency translation of approximately $2.5 million.

Net sales in the Material Handling Segment decreased $20.4 million or 5% for the year ended December 31, 2016 compared to the prior year. The decrease in net sales was due to lower sales volume of $7.5 million, mainly in the food and beverage end market, partially offset by favorable sales volume in the vehicle end market, unfavorable pricing of $10.4 million and the effect of unfavorable foreign currency translation of $2.5 million.

Net sales in the Distribution Segment decreased $16.9 million or 9% in the year ended December 31, 2016 compared to the prior year. The decrease in net sales was primarily due to lower equipment sales and lower sales volume in the retread market segment, partially offset by higher pricing. Additionally, the Company implemented a sales force improvement initiative in 2016 that, in some territories, had a negative impact on sales. The initiative is designed to broaden market coverage, upgrade the talent of our sales team and improve the overall sales process. It resulted in some sales force turnover and territory gaps during the year with the resulting reductions in sales from those territories.

Cost of Sales & Gross Profit:

	Twelve Months Ended December 31,
(dollars in millions)	2016	2015	Change	% Change
Cost of sales	$372.5	$395.2	$(22.7)	(6)%
Gross profit	$161.9	$175.9	$(14.0)	(8)%
Gross profit as a percentage of sales	30.3%	30.8%

Gross profit margin decreased to 30.3% in the year ended December 31, 2016 compared to 30.8% in the prior year primarily due to lower pricing and lower sales volume, partially offset by lower input costs for plastic resins.

Selling, General and Administrative Expenses:

	Twelve Months Ended December 31,
(dollars in millions)	2016	2015	Change	% Change
SG&A expenses	$132.6	$140.8	$(8.2)	(6)%
SG&A expenses as a percentage of sales	24.8%	24.7%

SG&A expenses for the year ended December 31, 2016 were $132.6 million, a decrease of $8.2 million or 6% compared to the prior year. SG&A expenses were favorably impacted by lower compensation expense and other employee-related costs of approximately $9.1 million, lower legal and professional costs of $1.5 million associated with the Brazilian investigation completed in the first quarter of 2015 and the non-recurring reversal of a long-term liability of approximately $2.3 million recognized in 2016, partially offset by additional environmental contingency expense of $0.9 million and the absence of a $3.0 million benefit recognized in 2015 related to the reversal of the legal reserve associated with the Orbis litigation, each described in Note 9 to the consolidated financial statements.

Impairment Charges:

The Company recorded $1.3 million of non-cash impairment charges, primarily related to long-lived assets associated with the exit of a non-strategic product line in the Material Handling Segment during the year ended December 31, 2016, as discussed in Note 2 to the consolidated financial statements. No impairment charges were recorded during the same period in 2015.

Net Interest Expense:

	Twelve Months Ended December 31,
(dollars in millions)	2016	2015	Change	% Change
Net interest expense	$8.6	$9.0	$(0.4)	(4)%
Outstanding borrowings, net of deferred financing costs	$189.5	$191.9	$(2.4)	(1)%
Average borrowing rate	4.69%	4.59%

Net interest expense for the year ended December 31, 2016 was $8.6 million compared to $9.0 million during 2015. The decrease in net interest expense is due to a decrease in average borrowings during the year ended December 31, 2016 compared to the prior year, and higher interest income on the note receivable from the sale of the Lawn and Garden business described in Note 4 to the consolidated financial statements.

Income Taxes:

	Twelve Months Ended December 31,
(dollars in millions)	2016	2015
Income from continuing operations before taxes	$18.7	$25.5
Income tax expense	$7.4	$8.0
Effective tax rate	39.5%	31.5%

The effective tax rate was 39.5% for the year ended December 31, 2016 compared to 31.5% in the prior year. The 2016 effective rate is higher than our statutory rate and the effective tax rate for the same period in 2015, due primarily to a valuation allowance of $0.6 million related to Brazil and increased state tax expense.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $10.3 million for the year ended December 31, 2016 compared to income of $0.3 million for the year ended December 31, 2015. Impairment charges of $8.5 million related to the Brazil Business were included in loss from discontinued operations for the year ended December 31, 2016. A gain on sale of the Lawn and Garden business of $1.9 million, pre-tax, was included in income (loss) from discontinued operations for the year ended December 31, 2015.

Financial Condition & Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities from continuing operations was $49.1 million, $34.0 million and $43.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The increase in cash provided by continuing operations of $15.1 million during the year ended December 31, 2017 compared to 2016 was mainly due to an increase in cash provided by working capital of $23.4 million, which was driven by a significant increase in accounts payable in 2017. This increase in accounts payable occurred primarily in the Material Handling Segment as a result of higher demand near year-end, as well as strategic initiatives from the 2017 restructuring plan. These initiatives included outsourcing production of certain product lines after the closure of the Bluffton facility, which results in increased payables to these strategic partners. Income from continuing operations was $10.8 million for the year ended December 31, 2017 compared to $11.3 million for the same period in 2016. Income from continuing operations in 2017 includes gains on sale of assets of $3.5 million and non-cash deferred tax benefits of $5.7 million.

The decrease in cash provided by continuing operations during the year ended December 31, 2016 compared to 2015 was mainly due to an increase in the use of working capital, primarily due to a significant reduction in accounts payable in 2016.  The decline in operating cash flow also included a decrease in income from continuing operations of $6.2 million, which includes non-cash impairment charges of $1.3 million, a decrease of $1.6 million in non-cash stock-based compensation expense. Income from continuing operations was $11.3 million in 2016 compared to $17.5 million in 2015. Depreciation and amortization costs from continuing operations were $31.8 million in the year ended December 31, 2016, compared to $32.3 million for the year ended December 31, 2015. The lower depreciation and amortization are attributable to the reduction of $9.3 million in capital expenditures in 2016 compared to 2015.

Investing Activities

Capital expenditures were $5.8 million, $12.5 million and $21.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Higher capital spending in 2016 and 2015 compared to 2017 was due to additional investments that were made for new manufacturing focused on growth and productivity improvements in addition to higher spending at Scepter. The Company paid a final working capital adjustment to the buyer of the Lawn and Garden business of approximately $4.0 million in the first quarter of 2016 as described in Note 4 to the consolidated financial statements. During 2015, the Company received approximately $69.8 million in cash proceeds in connection with the sale of the Lawn and Garden business and $1.0 million in connection with the sale of WEK (which occurred in 2014).

Financing Activities

Net repayments on the credit facility were $16.5 million for the year ended December 31, 2017 compared to net repayments of $3.8 million for the year ended December 31, 2016. The Company used cash of $23.8 million to purchase a portion of the outstanding Senior Unsecured Notes in 2017, as discussed in Note 10 to the consolidated financial statements. The Company used cash to pay dividends of $16.3 million, $16.2 million and $16.7 million for the years 2017, 2016 and 2015, respectively. In addition, under a share repurchase plan, the Company used cash of $30.0 million to purchase 1,992,379 shares of its stock in 2015.  The Company did not repurchase any stock during the years ended December 31, 2017 and 2016.

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

The Company has outstanding Senior Unsecured Notes totaling $78 million with a group of investors pursuant to a note purchase agreement. The series of four notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026.

Total debt outstanding at December 31, 2017 was $151.0 million, net of deferred financing costs of $1.6 million, compared with $189.5 million at December 31, 2016. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of December 31, 2017, the Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. As of December 31, 2017, there was $121.0 million available under our Loan Agreement.

As of December 31, 2017, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended December 31, 2017 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	7.58
Leverage Ratio	3.25 to 1 (maximum)	2.40

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service and to fund the stock repurchase program into the foreseeable future.

Contractual Obligations

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments reflecting our current debt structure:

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
		(Amounts in Thousands)
Principal payments on debt	$—	$—	$114,632	$38,000	$152,632
Interest	5,947	7,789	4,131	3,419	21,286
Lease payments	2,486	1,605	1,154	390	5,635
Retirement obligations and other benefits	536	832	732	1,302	3,402
Total	$8,969	$10,226	$120,649	$43,111	$182,955

Not included in the table above is an estimate from a one-time, provisional charge of $1.8 million related to the transition tax on certain foreign earnings previously untaxed in the United States. Uncertain tax position liabilities are also excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective tax authority cannot be made.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based on the accompanying consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As indicated in the Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements (included in Item 8 of this report), the amount of assets, liabilities, revenue and expenses reported are affected by estimates and judgments that are necessary to comply with U.S. GAAP. The Company bases its estimates on prior experience and other assumptions that they consider reasonable to their circumstances. The Company believes the following matters may involve a high degree of judgment and complexity.

Inventory — Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Cost is determined by the LIFO method for approximately 30 percent of the Company’s inventories and the FIFO method for all other inventories. Where appropriate, standard cost systems are utilized and appropriate variances are evaluated for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or net realizable value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

Goodwill — Goodwill is subject to annual impairment testing, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. The Company conducts its annual impairment assessment as of October 1. Such assessment can be done on a qualitative or quantitative basis. When conducting a qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. A quantitative test is required only if the Company concludes that it is more likely than not (defined as a likelihood of more than 50%) that a reporting unit’s fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be recorded.

At October 1, 2017, after considering changes to assumptions used in the most recent quantitative annual testing for each reporting unit, including macroeconomic conditions, industry and market considerations, overall financial performance, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in the most recent quantitative annual testing, and other factors, management concluded that it was not more likely than not that the fair values of the reporting units were less than their respective carrying values and, therefore, did not perform a quantitative analysis.

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

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be received or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted.

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

Significant judgement is required in determining the Company’s tax expense and in evaluating its tax positions, including evaluating uncertainties under ASC 740. ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized under ASC 740. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In response to the complexities and timing of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). Per the guidance in SAB 118, adjustments to the provisional amounts recorded by the Company in 2017 that are identified within a subsequent period of up to one year from the enactment date will be included as an adjustment in the period the amounts are determined.

Recent Accounting Pronouncements

Information regarding the recent accounting pronouncements is contained in the Summary of Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at December 31, 2017, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.7 million annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States ("U.S."). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $5 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At December 31, 2017, the Company had no foreign currency arrangements or contracts in place.

The Company uses certain commodities, primarily plastic resins and natural rubber, in its manufacturing processes. The cost of operations can be affected as the market for these commodities changes. The Company currently has no derivative contracts to hedge this risk; however, the Company also has no significant obligations to purchase fixed quantities of such commodities in future periods. Significant future increases in the cost of these commodities or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Myers Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Akron, Ohio

March 9, 2018

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2017, 2016, and 2015

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015
Net sales	$547,043	$534,379	$571,020
Cost of sales	389,590	372,481	395,158
Gross profit	157,453	161,898	175,862
Selling expenses	56,614	58,782	58,456
General and administrative expenses	78,889	73,797	82,333
	135,503	132,579	140,789
(Gain) loss on disposal of fixed assets	(3,482)	628	556
Impairment charges	544	1,329	—
Operating income	24,888	27,362	34,517
Interest
Income	(1,361)	(1,262)	(1,067)
Expense	8,653	9,905	10,076
Interest expense, net	7,292	8,643	9,009
Loss on extinguishment of debt	1,888	—	—
Income from continuing operations before income taxes	15,708	18,719	25,508
Income tax expense	4,864	7,395	8,037
Income from continuing operations	10,844	11,324	17,471
Income (loss) from discontinued operations, net of income tax	(20,733)	(10,267)	291
Net income (loss)	$(9,889)	$1,057	$17,762
Income per common share from continuing operations:
Basic	$0.36	$0.38	$0.57
Diluted	$0.35	$0.38	$0.56
Income (loss) per common share from discontinued operations:
Basic	$(0.69)	$(0.35)	$0.01
Diluted	$(0.68)	$(0.35)	$0.01
Net income (loss) per common share:
Basic	$(0.33)	$0.03	$0.58
Diluted	$(0.33)	$0.03	$0.57
Dividends declared per share	$0.54	$0.54	$0.54

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2017, 2016, and 2015

(Dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(9,889)	$1,057	$17,762
Other comprehensive income (loss)
Foreign currency translation adjustment	2,391	5,105	(27,622)
Reclassification adjustment for foreign currency translation included in net income (loss)	17,201	—	—
Pension liability, net of tax expense (benefit) of $14 in 2017, ($95) in 2016, and $113 in 2015	41	(169)	200
Total other comprehensive income (loss)	19,633	4,936	(27,422)
Comprehensive income (loss)	$9,744	$5,993	$(9,660)

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2017 and 2016

(Dollars in thousands)

	December 31,	December 31,
	2017	2016
Assets
Current Assets
Cash	$2,520	$2,404
Restricted cash	8,659	8,635
Accounts receivable, less allowances of $1,313 and $1,497, respectively	76,650	64,282
Income tax receivable	12,954	2,208
Inventories, net	47,025	44,785
Prepaid expenses and other current assets	2,204	4,639
Current assets of discontinued operations	—	14,198
Total Current Assets	150,012	141,151
Other Assets
Property, plant, and equipment, net	83,904	106,266
Goodwill	59,971	59,219
Intangible assets, net	39,049	46,868
Deferred income taxes	120	83
Notes receivable	18,737	18,275
Other	4,149	3,313
Noncurrent assets of discontinued operations	—	6,509
Total Assets	$355,942	$381,684

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$63,581	$47,573
Accrued expenses
Employee compensation	15,544	11,276
Taxes, other than income taxes	1,664	1,600
Accrued interest	2,392	3,202
Other current liabilities	15,472	12,911
Current liabilities of discontinued operations	—	2,750
Total Current Liabilities	98,653	79,312
Long-term debt	151,036	189,522
Other liabilities	8,236	9,203
Deferred income taxes	4,265	10,365
Noncurrent liabilities of discontinued operations	—	249
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,495,737 and 30,019,561; net of treasury shares of 7,456,720 and 7,932,896, respectively)	18,547	18,234
Additional paid-in capital	209,253	202,033
Accumulated other comprehensive loss	(14,541)	(34,174)
Retained deficit	(119,507)	(93,060)
Total Shareholders’ Equity	93,752	93,033
Total Liabilities and Shareholders’ Equity	$355,942	$381,684

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands, except per share data)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2015	31,162,962	$18,855	$218,394	$(11,688)	$(78,990)	$146,571
Net income	—	—	—	—	17,762	17,762
Issuances under option plans	239,908	162	2,613	—	—	2,775
Dividend reinvestment plan	8,968	5	144	—	—	149
Restricted stock vested	120,723	78	(78)	—	—	—
Restricted stock and stock option grants	—	—	5,277	—	—	5,277
Tax benefit from options	—	—	38	—	—	38
Foreign currency translation adjustment	—	—	—	(27,622)	—	(27,622)
Repurchase of common stock	(1,992,379)	(1,193)	(28,830)	—	—	(30,023)
Stock contributions	8,250	5	143	—	—	148
Shares withheld for employee taxes on equity awards	(26,866)	(17)	(958)	—	—	(975)
Declared dividends - $0.54 per share	—	—	—	—	(16,597)	(16,597)
Pension liability, net of tax of $113	—	—	—	200	—	200
Balance at December 31, 2015	29,521,566	17,895	196,743	(39,110)	(77,825)	97,703
Net income	—	—	—	—	1,057	1,057
Issuances under option plans	374,958	205	3,030	—	—	3,235
Dividend reinvestment plan	10,520	6	133	—	—	139
Restricted stock vested	169,929	104	(104)	—	—	—
Stock compensation expense	—	24	3,333	—	—	3,357
Tax benefit from options	—	—	64	—	—	64
Foreign currency translation adjustment	—	—	—	5,105	—	5,105
Shares withheld for employee taxes on equity awards	(57,412)	—	(1,166)	—	—	(1,166)
Declared dividends - $0.54 per share	—	—	—	—	(16,292)	(16,292)
Pension liability, net of tax of $95	—	—	—	(169)	—	(169)
Balance at December 31, 2016	30,019,561	18,234	202,033	(34,174)	(93,060)	93,033
Net loss	—	—	—	—	(9,889)	(9,889)
Issuances under option plans	375,292	229	4,167	—	—	4,396
Dividend reinvestment plan	7,625	5	126	—	—	131
Restricted stock vested	130,036	79	(79)	—	—	—
Stock compensation expense	—	—	3,626	—	—	3,626
Foreign currency translation adjustment	—	—	—	2,391	—	2,391
Shares withheld for employee taxes on equity awards	(36,777)	—	(620)	—	—	(620)
Declared dividends - $0.54 per share	—	—	—	—	(16,558)	(16,558)
Pension liability, net of tax of $14	—	—	—	41	—	41
Reclassification adjustment for foreign currency translation included in net loss	—	—	—	17,201	—	17,201
Balance at December 31, 2017	30,495,737	$18,547	$209,253	$(14,541)	$(119,507)	$93,752

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$(9,889)	$1,057	$17,762
Income (loss) from discontinued operations, net of income taxes	(20,733)	(10,267)	291
Income from continuing operations	10,844	11,324	17,471
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	19,952	22,049	22,418
Amortization	8,886	9,743	9,912
Accelerated depreciation associated with restructuring activities	1,993	—	—
Non-cash stock-based compensation expense	3,626	3,357	4,934
(Gain) loss on disposal of fixed assets	(3,482)	628	556
Loss on extinguishment of debt	1,888	—	—
Deferred taxes	(5,663)	555	211
Accrued interest income on note receivable	(1,360)	(1,268)	(1,060)
Impairment charges	544	1,329	—
Other	256	155	104
Payments on performance based compensation	(1,010)	(1,794)	(1,303)
Other long-term liabilities	723	(592)	1,936
Cash flows provided by (used for) working capital
Accounts receivable	(6,757)	6,411	(5,032)
Inventories	(1,876)	8,603	3,666
Prepaid expenses and other current assets	2,209	1,047	147
Accounts payable and accrued expenses	18,299	(27,594)	(10,588)
Net cash provided by (used for) operating activities - continuing operations	49,072	33,953	43,372
Net cash provided by (used for) operating activities - discontinued operations	(4,633)	(232)	(5,640)
Net cash provided by (used for) operating activities	44,439	33,721	37,732
Cash Flows From Investing Activities
Capital expenditures	(5,814)	(12,489)	(21,787)
Proceeds from sale of property, plant and equipment	11,058	450	1,261
Proceeds (payments) related to sale of business	—	(4,034)	70,762
Net cash provided by (used for) investing activities - continuing operations	5,244	(16,073)	50,236
Net cash provided by (used for) investing activities - discontinued operations	(1,107)	(16)	(2,521)
Net cash provided by (used for) investing activities	4,137	(16,089)	47,715
Cash Flows From Financing Activities
Net borrowings (repayments) on credit facility	(16,474)	(3,804)	(37,110)
Repayments of senior unsecured notes	(23,798)	—	—
Cash dividends paid	(16,341)	(16,221)	(16,675)
Proceeds from issuance of common stock	4,527	3,374	2,924
Excess tax benefit from stock-based compensation	—	64	38
Repurchase of common stock	—	—	(30,023)
Shares withheld for employee taxes on equity awards	(620)	(1,166)	(975)
Deferred financing costs	(1,030)	—	—
Net cash provided by (used for) financing activities - continuing operations	(53,736)	(17,753)	(81,821)
Net cash provided by (used for) financing activities - discontinued operations	—	—	—
Net cash provided by (used for) financing activities	(53,736)	(17,753)	(81,821)
Foreign exchange rate effect on cash	(208)	665	(958)
Less: Net increase (decrease) in cash classified within discontinued operations	(5,484)	493	3,992
Net increase (decrease) in cash	116	51	(1,324)
Cash at January 1	2,404	2,353	3,677
Cash at December 31	$2,520	$2,404	$2,353
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$8,913	$8,917	$10,131
Income taxes	$5,651	$8,136	$10,136

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise indicated)

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

During the fourth quarter of 2017, the Company completed the sale of certain subsidiaries in Brazil. As further discussed in Note 4, the results of operations and cash flows of these subsidiaries have been classified as discontinued operations in the consolidated financial statements for all periods presented.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows.  The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted.  The Company early adopted this standard in the fourth quarter of 2017. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new standard also requires certain disclosures about stranded tax effects. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (as further discussed in Note 11) is recognized. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  The ASU should be applied using a retrospective transition method to each period presented and is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. To the extent there are changes in the Company’s restricted cash balances, adoption of this standard will impact the presentation within the statement of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Additional disclosures will also be required to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts. The new guidance is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statements of Shareholders’ Equity. The Company will adopt the new guidance effective January 1, 2018 under the modified retrospective approach. As part of the implementation plan developed, the Company identified its revenue streams and completed its contract review for each of these revenue streams to assess the impact of the new guidance on its consolidated financial statements. This assessment included the potential impact of whether revenue from certain product lines would be required to be recognized over time rather than at a point in time. Based on the results of these reviews, the adoption of this standard will not have a material impact on the timing or measurement of revenue recognition in the Company’s consolidated financial statements. Additionally, the standard requires new disclosures related to revenue, which the Company is in the process of finalizing.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

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
Level 2:

Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical similar assets or liabilities in markets that are not active or inputs that are observable either directly or indirectly.

Level 3:	Unobservable inputs for which there is little or no market data or which reflect the entity’s own assumptions.

The Company has financial instruments, including cash, accounts receivable, accounts payable and accrued expenses. The fair value of these financial instruments approximate carrying value due to the nature and relative short maturity of these assets and liabilities.

The fair value of debt under the Company’s Loan Agreement, as defined in Note 10, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At December 31, 2017 and 2016, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated at $78.0 million and $98.0 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. The Company’s largest single customer in 2017 accounts for approximately 5% of net sales with no other customer greater than 4%. Outside of the United States, only customers located in Canada, which account for approximately 2.4% of net sales, are significant to the Company’s operations. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $0.7 million, $0.8 million and $0.3 million for 2017, 2016 and 2015, respectively, and is recorded within selling expenses in the Consolidated Statement of Operations. Deductions from the allowance for doubtful accounts, net of recoveries, were approximately $0.7 million, $0.4 million and $0.5 million for 2017, 2016 and 2015, respectively.

Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of our inventories are valued using the LIFO method of determining cost. Cost of other inventories is determined using methods that approximate the FIFO method.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Inventories at December 31 consist of the following:

	December 31,	December 31,
	2017	2016
Finished and in-process products	$30,874	$31,081
Raw materials and supplies	16,151	13,704
	$47,025	$44,785

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $5.6 million and $4.7 million higher than reported at December 31, 2017 and 2016, respectively. Cost of sales decreased by $0.1 million and less than $0.1 million in 2017 and 2015, respectively, as a result of the liquidation of LIFO inventories. Cost of sales increased by $0.1 million in 2016 as a result of the liquidation of LIFO inventories.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and Equipment	3 to 10 years
Leasehold Improvements	5 to 10 years

The Company’s property, plant and equipment by major asset class at December 31 consists of:

	December 31,	December 31,
	2017	2016
Land	$7,815	$8,916
Buildings and leasehold improvements	59,730	65,425
Machinery and equipment	260,880	299,065
	328,425	373,406
Less allowances for depreciation and amortization	(244,521)	(267,140)
	$83,904	$106,266

At December 31, 2017 and 2016, the Company had approximately $6.9 million and $6.2 million, respectively, of capitalized software costs included in machinery and equipment. Amortization expense related to capitalized software costs was approximately $1.0 million, $0.6 million and $0.5 million in 2017, 2016 and 2015, respectively.

Long-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Determination of potential impairment related to assets to be held and used is based upon undiscounted future cash flows resulting from the use and ultimate disposition of the asset. For assets held for sale, the amount of potential impairment may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. Refer to Note 2 for discussion of the impairment charges.

Revenue Recognition

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title and risk of loss, which is generally at time of shipment, and collectability of the fixed or determinable sales price is reasonably assured.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) and are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2015	$(9,825)	$(1,863)	$(11,688)
Other comprehensive income before reclassifications	(17,131)	144	(16,987)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($32) (1)	(10,491)	56	(10,435)
Net current-period other comprehensive income (loss)	(27,622)	200	(27,422)
Balance at December 31, 2015	(37,447)	(1,663)	(39,110)
Other comprehensive income (loss) before reclassifications	5,105	(222)	4,883
Amounts reclassified from accumulated other comprehensive income, net of tax of ($30) (1)	—	53	53
Net current-period other comprehensive income (loss)	5,105	(169)	4,936
Balance at December 31, 2016	(32,342)	(1,832)	(34,174)
Other comprehensive income before reclassifications	2,391	(31)	2,360
Amounts reclassified from accumulated other comprehensive income, net of tax of ($24) (1) (2)	17,201	72	17,273
Net current-period other comprehensive income (loss)	19,592	41	19,633
Balance at December 31, 2017	$(12,750)	$(1,791)	$(14,541)

(1)

The accumulated other comprehensive income (loss) components related to defined benefit pension plans are included in the computation of net periodic pension cost. See Note 12, Retirement Plans for additional details.

(2)	Cumulative translation adjustment associated with the sale of the Brazil Business, as further discussed in Note 4, was included in the carrying value of assets disposed of.

Shipping and Handling

Costs for shipments to customers are classified as selling expenses for the Company’s manufacturing business and as cost of sales for the Company’s distribution business in the accompanying Consolidated Statements of Operations. The Company incurred costs for shipments to customers of approximately $8.2 million, $8.9 million and $8.5 million in selling expenses for the years ended December 31, 2017, 2016 and 2015, respectively and $6.0 million, $6.1 million, and $6.2 million in cost of sales for the years ended December 31, 2017, 2016 and 2015. All other internal distribution costs are recorded in selling expenses.

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

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be received or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

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

Cash flows used in investing activities excluded $0.6 million, $0.1 million and $6.6 million of accrued capital expenditures in 2017, 2016 and 2015, respectively.

2.  Impairment Charges

During the second quarter of 2017, an underutilized building at the Company’s Scarborough, Ontario, Canada location, in the Material Handling Segment, was identified for closure and classified as held for sale as of June 30, 2017. This building was recorded at its fair value, less estimated costs to sell, of $3.2 million (based primarily on a third party offer considered to be a Level 2 input), which resulted in an impairment charge of approximately $0.5 million recognized in the second quarter of 2017. In December 2017, the building was sold for approximately $3.1 million, which resulted in an additional loss on sale of $0.1 million.

During 2016, the Company recorded impairment charges of $1.3 million, primarily related to long-lived assets associated with the exit of a non-strategic product line in the Material Handling Segment.

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

The Company conducted its annual impairment assessment as of October 1 for all of its reporting units, noting no impairment in continuing operations in 2017, 2016 or 2015.

During the 2017 annual review of goodwill, management performed a qualitative assessment for all of its reporting units. After considering changes to assumptions used in the most recent quantitative annual testing for each reporting unit, including macroeconomic conditions, industry and market considerations, overall financial performance, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in the most recent quantitative annual testing, and other factors, management concluded that it was not more likely than not that the fair values of the reporting units were less than their respective carrying values and, therefore, did not perform a quantitative analysis in 2017. A quantitative analysis was performed at October 1, 2016 and 2015.

The change in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 is as follows:

	Distribution	Material Handling	Total
January 1, 2016	$505	$58,382	$58,887
Foreign currency translation	—	332	332
December 31, 2016	$505	$58,714	$59,219
Foreign currency translation	—	752	752
December 31, 2017	$505	$59,466	$59,971

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company performs an annual impairment assessment for the indefinite lived trade names which had a carrying value of $9,972 and $10,050 at December 31, 2017 and 2016, respectively. In performing this assessment the Company uses an income approach, based primarily on Level 3 inputs, to estimate the fair value of the trade name. The Company records an impairment charge if the carrying value of the trade name exceeds the estimated fair value at the date of assessment.

Intangible assets at December 31, 2017 and 2016 consisted of the following:

		2017			2016
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade Names – Indefinite Lived		$9,972	$—	$9,972	$10,050	$—	$10,050
Trade Names	7.5	80	(40)	40	80	(34)	46
Customer Relationships	2.0	41,043	(27,396)	13,647	39,774	(21,127)	18,647
Technology	6.2	24,980	(9,590)	15,390	24,980	(7,037)	17,943
Patents	0.0	11,730	(11,730)	—	11,730	(11,548)	182
		$87,805	$(48,756)	$39,049	$86,614	$(39,746)	$46,868

Intangible amortization expense was $8,378, $9,277 and $9,447 in 2017, 2016 and 2015, respectively. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $8,198 in 2018; $7,824 in 2019; $4,946 in 2020; $2,278 in 2021 and $2,278 in 2022.

4.  Discontinued Operations

On December 18, 2017, the Company, collectively with its wholly owned subsidiary, Myers Holdings Brasil, Ltda. (“Holdings”), completed the sale of its subsidiaries, Myers do Brasil Embalagens Plasticas Ltda. and Plasticos Novel do Nordeste Ltda. (collectively, the “Brazil Business”), to Novel Holdings – Eireli (“Buyer”), an entity controlled by a member of the Brazil Business’ management team.  The divestiture of the Brazil Business will allow the Company to focus resources on its core businesses and additional growth opportunities. The Brazil Business is a leading designer and manufacturer of reusable plastic shipping containers, plastic pallets, crates and totes used for closed-loop shipping and storage in Brazil’s automotive, distribution, food, beverage and agriculture industries. The sale of the Brazil Business included manufacturing facilities and offices located in Lauro de Freitas City, Bahia, Brazil; Ibipora, Parana, Brazil; and Jaguarinuna, Brazil. The Brazil Business was part of the Company’s Material Handling Segment.

Pursuant to the terms of the Quota Purchase Agreement by and among the Company, Holdings and Buyer (the “Purchase Agreement”), the Buyer paid a purchase price of one U.S. Dollar to the Company and has assumed all liabilities and obligations of the Brazil Business, whether arising prior to or after the closing of the transaction. There are no additional amounts due, or to be settled, under the terms of the Purchase Agreement with the Buyer. The Company recorded a loss on the sale of the Brazil Business during the fourth quarter of 2017 of $35.0 million, which included $1.2 million of cash held by the Brazil Business and approximately $0.3 million of costs to sell. In addition, the Company recorded a U.S. tax benefit of approximately $15 million as a result of a worthless stock deduction related to the Company’s investment in the Brazil Business.

The Company has agreed to be the guarantor under a factoring arrangement between the Buyer and Banco Alfa de Investimento S.A. until December 31, 2019 for up to $7 million, in the event the Buyer is unable to meet its obligations under this arrangement. The Company also holds a first lien against certain machinery and equipment, exercisable only upon default by the Buyer under the guaranty. Based on the nature of the guaranty, as well as the existence of the lien, the Company believes the fair value of the guaranty is immaterial (based primarily on Level 3 inputs), and thus has recorded no liability related to this guaranty in the Consolidated Statement of Financial Position. This guaranty also creates a variable interest to the Company in the Brazil Business. Based on the terms of the transaction and the fact that the Company has no management involvement or voting interests in the Brazil Business following the sale, the Company does not have any power to direct the significant activities of the Brazil Business, and is thus not the primary beneficiary.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

During the second quarter of 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on its core growth platforms. The business was sold February 17, 2015 to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”), a private equity firm, for $110.0 million, subject to a working capital adjustment. The terms of the agreement include a $90.0 million cash payment, promissory notes totaling $20.0 million that mature in August 2020, a 6% interest rate and approximately $8.6 million placed in escrow that was due to be settled by August 2016, but has been extended until certain indemnification claims are resolved, as discussed in Note 9. The fair value of the notes at the date of sale was $17.8 million. The carrying value of the notes as of December 31, 2017 and 2016, was $18.7 million and $18.3 million, respectively, which represents the fair value at date of sale plus accretion and is included in Notes Receivable in the accompanying Consolidated Statements of Financial Position. The fair value of the notes receivable was calculated using Level 2 inputs as defined in Note 1. Interest income on the notes receivable was $1.3 million, $1.3 million, and $1.0 million during the years ended December 31, 2017, 2016 and 2015 and was recognized based on the stated interest rate above. The final working capital adjustment resulted in a cash payment to the buyer of approximately $4.0 million in 2016. The total gain on the sale of the Lawn and Garden business in 2015 was $0.5 million, net of tax, and is included in income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations.

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

Summarized selected financial information for Brazil Business, Lawn and Garden business and WEK for the years ended December 31, 2017, 2016 and 2015 are presented in the following table:

	For the Year Ended December 31,
	2017*	2016	2015**
Net sales	$29,976	$23,683	$59,853
Cost of sales	25,359	20,941	50,772
Selling, general, and administrative	6,748	5,438	13,898
(Gain) loss on disposal of assets	(32)	226	62
Impairment charges	—	8,545	—
Interest income, net	(286)	(469)	(10)
Gain (loss) on the disposal of the discontinued operations	(34,956)	—	1,873
Loss from discontinued operations before income tax	(36,769)	(10,998)	(2,996)
Income tax benefit	(16,036)	(731)	(3,287)
Income (loss) from discontinued operations, net of income tax	$(20,733)	$(10,267)	$291
*	Includes Brazil Business operating results through December 18, 2017.
**	Includes Lawn and Garden operating results through February 17, 2015.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The assets and liabilities of discontinued operations are stated separately as of December 31, 2016 in the Consolidated Statement of Financial Position and are comprised of the following items:

December 31, 2016
Cash and cash equivalents	$5,484
Accounts receivable, net	7,328
Inventories	1,238
Prepaid expenses and other current assets	148
Total current assets	14,198

Intangible assets, net	1,126
Deferred income taxes	134
Property, plant and equipment, net	5,215
Other	34
Total noncurrent assets	6,509
Total assets of the disposal group classified as discontinued operations	$20,707

Accounts payable	$1,415
Accrued expenses	1,335
Total current liabilities	2,750

Deferred income taxes	249
Total noncurrent liabilities	249
Total liabilities of the disposal group classified as discontinued operations	$2,999

5.  Net Income (Loss) Per Common Share

Net income (loss) per common share, as shown on the accompanying Consolidated Statements of Operations, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Year Ended December 31,
	2017	2016	2015
Weighted average common shares outstanding basic	30,222,289	29,750,378	30,616,485
Dilutive effect of stock options and restricted stock	340,357	217,534	327,208
Weighted average common shares outstanding diluted	30,562,646	29,967,912	30,943,693

Options to purchase 242,500, 551,761 and 463,200 shares of common stock that were outstanding at December 31, 2017, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares, and were therefore anti-dilutive.

6.  Restructuring

The charges related to various restructuring programs implemented by the Company are included in cost of sales and selling, general and administrative (“SG&A”) expenses depending on the type of cost incurred. The restructuring charges recognized in the years ended 2017, 2016 and 2015 are presented in the following table.

	2017			2016			2015
Segment	Cost of sales	SG&A	Total	Cost of sales	SG&A	Total	Cost of sales	SG&A	Total
Distribution	$—	$—	$—	$—	$—	$—	$—	$124	$124
Material Handling	7,389	164	7,553	—	—	—	1,340	912	2,252
Corporate	—	—	—	—	—	—	—	35	35
Total	$7,389	$164	$7,553	$—	$—	$—	$1,340	$1,071	$2,411

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

On March 9, 2017, the Company announced a restructuring plan (the “Plan”) to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment, which related primarily to anticipated facility shutdowns and associated activities.  Total restructuring costs expected to be incurred are approximately $7.6 million, which includes employee severance and other employee-related costs of approximately $3.1 million, $2.5 million related to equipment relocation and facility shut down costs and non-cash charges, primarily accelerated depreciation charges on property, plant and equipment, of approximately $2.0 million.  All actions under the Plan were substantially completed by the end of the year as further described below.

During 2017, the Company incurred restructuring charges of $5.5 million related to closing a manufacturing plant in Bluffton, Indiana. In the third quarter of 2017, the Bluffton facility and certain related equipment were sold for approximately $6.0 million, which resulted in a gain of $2.6 million. Additional gains of $1.5 million for the year ended December 31, 2017 were recognized on other asset dispositions in connection with closing this plant.

In the second quarter of 2017, the Company finalized the specific actions to be taken under the Plan to reduce headcount in its Scarborough, Ontario, Canada location.  These actions resulted in the recognition of $1.6 million of severance and related costs for the year ended December 31, 2017.

During 2017, the Company recognized $0.5 million of restructuring charges related to the planned closure of a manufacturing plant in Sandusky, Ohio, which is expected to take place in the first quarter of 2018.

The table below summarizes restructuring activity for the year ended December 31, 2017:

	Employee Reduction	Accelerated Depreciation	Other Exit Costs	Total
Balance at January 1, 2017	$—	$—	$—	$—
Charges to expense	3,022	1,993	2,538	7,553
Cash payments	(1,924)	—	(2,448)	(4,372)
Non-cash utilization	—	(1,993)	—	(1,993)
Balance at December 31, 2017	$1,098	$—	$90	$1,188

In addition to the restructuring costs noted above, the Company has also incurred other associated costs of the Plan of $1.1 million for the year ended December 31, 2017, of which $0.1 million is included in cost of sales and $1.0 is included in general and administrative expenses in the accompanying Consolidated Statements of Operations, and are primarily related to third party consulting costs.

In 2015, the Material Handling Segment consolidated two manufacturing plants, streamlined Brazilian operations, closed a Canadian branch operation and sold a product line. The Company recorded $2.3 million of restructuring cost for these initiatives, primarily related to severance and moving expenses for equipment and inventory.

7.  Other Current Liabilities

As of December 31, 2017 and 2016, the balance in other current liabilities is comprised of the following:

	December 31,	December 31,
	2017	2016
Deposits and amounts due to customers	$3,102	$2,562
Dividends payable	4,478	4,260
Accrued litigation and professional fees	417	452
Current portion of environmental reserves	1,322	605
Other accrued expenses	6,153	5,032
	$15,472	$12,911

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

8.  Stock Compensation

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

The following tables summarize stock option activity in the past three years:

Options granted in 2017, 2016 and 2015 were as follows:

Year	Options	Exercise Price
2017	397,759	$14.30
2016	271,350	$11.62
2015	208,200	$18.67

Options exercised in 2017, 2016 and 2015 were as follows:

Year	Options	Exercise Price
2017	375,292	$9.97 to $20.93
2016	334,836	$9.00 to $14.77
2015	239,508	$9.97 to $17.02

In addition, options totaling 218,130, 162,565 and 71,567 expired or were forfeited during the years ended December 31, 2017, 2016 and 2015, respectively.

Options outstanding and exercisable at December 31, 2017, 2016 and 2015 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2017	988,167	$9.97 to $20.93	539,993	$16.23
2016	1,183,830	$9.97 to $20.93	934,898	$14.88
2015	1,409,881	$9.00 to $20.93	1,231,544	$13.47

The fair value of options granted is estimated using an option pricing model based on the assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield rate is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole. In 2017, 2016 and 2015, the Company used the binomial lattice option pricing model based on the assumptions set forth in the following table.

	2017	2016	2015
Risk free interest rate	2.50%	1.80%	2.10%
Expected dividend yield	3.80%	4.60%	2.90%
Expected life of award (years)	4.10	8.00	8.00
Expected volatility	50.00%	50.00%	50.00%
Fair value per option	$4.47	$3.45	$6.03

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The following table provides a summary of stock option activity for the period ended December 31, 2017:

	Shares	Average Exercise Price	Weighted Average Life (in Years)
Outstanding at December 31, 2016	1,183,830	$14.50
Options granted	397,759	14.30
Options exercised	(375,292)	11.71
Canceled or forfeited	(218,130)	16.08
Expired	—	—
Outstanding at December 31, 2017	988,167	15.13	7.24
Exercisable at December 31, 2017	539,993	$16.23	5.85

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2017, 2016 and 2015 was $2,813, $1,809 and $1,151, respectively.

The following table provides a summary of restricted stock units and restricted stock activity for the year ended December 31, 2017:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2016	331,410
Granted	238,111	$14.57
Vested	(100,006)	14.89
Forfeited	(56,865)	13.91
Unvested shares at December 31, 2017	412,650

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a two or three year period. Restricted shares are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At December 31, 2017, restricted stock awards had vesting periods up through December 2020.

Included in the December 31, 2017 unvested shares are 211,769 performance-based restricted stock units. The fair value of these awards is calculated using the market price of the underlying common stock on the date of grant. In determining fair value, the Company does not take into account performance-based vesting requirements. For these awards, the performance-based vesting requirements determines the number of shares that ultimately vest, which can vary from 0% to 200% of target depending on the level of achievement of established performance criteria. Compensation expense is recognized over the requisite service period subject to adjustment based on the probable number of shares expected to vest under the performance condition.

Stock compensation expense was approximately $3,626, $3,357 and $4,934 for the years ended December 31, 2017, 2016 and 2015, respectively. These expenses are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2017 was approximately $5,317 which will be recognized over the next three years, as such compensation is earned.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) formally informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine Superfund site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine from 1936 through 1976 was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries in 1987.  As a result of the EPA Notice Letter, Buckhorn and the Company have been engaged in negotiations with the EPA with respect to a draft Settlement Agreement and Administrative Order on Consent (“AOC”) proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives.

The Company and the EPA are in the final stages of negotiation on the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine, and the Company expects to execute the AOC in March 2018. The key terms of the AOC and SOW include, but are not limited to, scope of the site, categories of and schedules for completion of required tasks, administration of future oversight costs, stipulated penalties, and resolution of any disputed items between the parties. As a result of recent negotiations, the Company recognized expected future EPA oversight costs for the RI/FS of $1 million in 2017. In addition, the AOC will require the Company to provide $2 million of financial assurance to the EPA during the estimated three year life of the RI/FS.  Per federal statutes, this financial assurance can take several forms, including a financial guarantee by the Company, a letter of credit, or a surety bond.  The Company expects to provide this assurance within 30 days following the execution of the AOC, and is currently evaluating the options available under the statute.

The New Idria Mine is located near Hollister, California and was added to the Superfund National Priorities List by the EPA in October 2011, at which time the Company recognized expense of $1.9 million related to performing the RI/FS.   In the second quarter of 2016, the Company, based on discussions with the EPA, determined that the RI/FS would begin in 2017 and therefore obtained updated estimated costs to perform the RI/FS.  As a result of the updated estimated costs, the Company recorded additional expense of $1.0 million in the second quarter of 2016.  In the second quarter of 2017, the Company, based on the status of its discussions with the EPA, determined that field work on the RI/FS would likely begin in 2018 with no changes to the cost estimates to perform the RI/FS. In the third quarter of 2017, the Company recorded an additional reserve of $0.3 million for this project, as a result of additional professional fees and other project costs expected to be incurred as part of the implementation of the AOC and site preparation and stabilization, in advance of starting the RI/FS field work in 2018.

As part of the Notice Letter, the EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mine since 1993.  While the Company is evaluating this past cost claim and may challenge portions of it, in 2015 the Company recognized an expense of $1.3 million related to the claim. These past costs will not be addressed or settled upon execution of the AOC discussed above.

As of December 31, 2017 and 2016, the Company had a total reserve of $3.6 million and $2.5 million, respectively, related to the New Idria Mine.  As of December 31, 2017, $1.0 million is classified in Other Current Liabilities and $2.6 million is classified in Other Liabilities on the Consolidated Statements of Financial Position. All charges related to this claim have been recorded with general and administrative expenses in the Consolidated Statement of Operations.

As negotiations with the EPA proceed it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the negotiations with EPA, the nature and extent of the specific tasks required in the RI/FS, the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses.

At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

New Almaden Mine (formerly referred to as Guadalupe River Watershed)

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction, and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in the second and third quarters of 2016.  As of December 31, 2017 and 2016, the Company has a total reserve of $1.5 million related to the New Almaden Mine. As of December 31, 2017, $0.3 million is classified in Other Current Liabilities and $1.2 million is classified in Other Liabilities on the Consolidated Statements of Financial Position. All charges related to this claim have been recorded with general and administrative expenses in the Consolidated Statement of Operations.

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

Lawn and Garden Indemnification Claim

In connection with the sale of the Lawn and Garden business, as described in Note 4, the Company received a Notices of Indemnification Claims in April 2015 and July 2016 (collectively, the “Claims”),  alleging breaches of certain representations and warranties under the agreement resulting in alleged losses in the amount of approximately $10 million. As described in Note 4, approximately $8.6 million of the sale proceeds that were placed in escrow were due to be settled in August 2016, but continue in escrow until the Claims are resolved, which are the subject of a lawsuit in the Delaware Chancery Court.

In December 2017, the Delaware Chancery Court issued a non-final opinion in favor of the L&G Buyer that it is entitled to a distribution of the escrow property on technical grounds, without resolving the merits of the alleged breaches that are the subject of the Claims. The Company intends to appeal this decision, and has the right to a de novo review and believes it has meritorious grounds to reverse the decision. The Company also believes that it has meritorious defenses to the L&G Buyer’s Claims and will vigorously defend its position that it is entitled to the escrow property.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

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

When a loss arising from these or other legal matters is probable and can reasonably be estimated, we record the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable of occurrence than another. As additional information becomes available, any potential liability related to these matters will be assessed and the estimates will be revised, if necessary.

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

10.  Long-Term Debt and Loan Agreements

Long-term debt at December 31, 2017 and 2016 consisted of the following:

	December 31,	December 31,
	2017	2016
Loan Agreement	$74,632	$90,686
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	15,000	29,000
5.45% Senior Unsecured Notes due 2026	12,000	20,000
	152,632	190,686
Less unamortized deferred financing costs	1,596	1,164
	$151,036	$189,522

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

Under the terms of the Loan Agreement, the Company may borrow up to $200 million, reduced for letters of credit issued. As of December 31, 2017, the Company had $121.0 million available under the Loan Agreement. The Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at December 31, 2017. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.

The Company’s Senior Unsecured Notes (“Notes”) range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. In September 2017, the Company made an offer to all holders of the $100 million Notes to purchase all or a portion of the Notes prior to their maturity dates. In October 2017, one

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

note holder accepted the offer and elected to tender $22 million in Notes. The Company purchased the Notes from the holder on October 31, 2017 for approximately $23.8 million, which includes the outstanding principal balance of $22.0 million and a make-whole premium of $1.8 million. A loss on extinguishment of debt of approximately $1.9 million was recorded during the fourth quarter of 2017, which consisted of the make-whole premium plus unamortized deferred financing costs of $0.1 million. At December 31, 2017, $78 million of the Notes were outstanding.

Amortization expense of the deferred financing costs was $508, $466, and $465 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in interest expense in the Consolidated Statement of Operations.

The average interest rate on borrowings under our loan agreements were 4.94% for 2017, 4.69% for 2016, and 4.59% for 2015, which includes a quarterly facility fee on the used and unused portion.

As of December 31, 2017, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of December 31, 2017 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	7.58
Leverage Ratio	3.25 to 1 (maximum)	2.40

11.  Income Taxes

The effective tax rate from continuing operations was 31.0% in 2017, 39.5% in 2016 and 31.5% in 2015. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2017	2016	2015
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes - net of Federal tax benefit	8.3	3.0	0.2
Foreign tax rate differential	(1.6)	(0.9)	(2.2)
Domestic production deduction	(5.2)	(3.2)	(3.4)
Non-deductible expenses	0.4	2.9	1.5
Impact of tax law changes	(7.4)	—	—
Changes in unrecognized tax benefits	0.9	(0.8)	(1.6)
Foreign tax incentives	—	(0.4)	—
Valuation allowances	—	3.2	—
Other	0.6	0.7	2.0
Effective tax rate for the year	31.0%	39.5%	31.5%

Income from continuing operations before income taxes was attributable to the following sources:

	2017	2016	2015
United States	$12,979	$17,010	$19,546
Foreign	2,729	1,709	5,962
Totals	$15,708	$18,719	$25,508

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Income tax expense (benefit) from continuing operations consisted of the following:

	2017		2016		2015
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$6,304	$(4,394)	$5,684	$(413)	$6,677	$(368)
Foreign	1,821	(883)	515	741	337	1,308
State and local	2,402	(386)	641	227	812	(729)
	$10,527	$(5,663)	$6,840	$555	$7,826	$211

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”). Effective January 1, 2018, the Tax Act establishes a corporate income tax rate of 21%, replacing the current 35% rate, and creates a territorial tax system rather than a worldwide system, which generally eliminates the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system includes a one-time deemed repatriation transition tax (“Transition Tax”) on certain foreign earnings previously untaxed in the United States. The Company has made reasonable estimates for certain provisions under the Tax Act and has recorded a provisional net benefit to income tax expense of $1.2 million related to its enactment. This net benefit includes a provisional deferred tax benefit of $3.0 million related to revaluing the net U.S. deferred tax liabilities to reflect the lower U.S. corporate tax rate. The deferred tax benefit is offset by a provision of $1.8 million related to the Transition Tax. In general, the Transition Tax imposed by the Tax Act results in the taxation of foreign earnings and profits (“E&P”) at a 15.5% rate on liquid assets and 8% on the remaining unremitted foreign E&P, both net of foreign tax credits. The provisional amounts for the Transition Tax recorded by the Company in 2017 included the undistributed E&P for all the Company’s foreign subsidiaries.

Additional provisions of the Tax Act which may have an impact to the Company in future periods include, but are not limited to, the repeal of the domestic production deduction, limitations on interest expense deductions, accelerated depreciation that will allow for full expensing of qualified property, provisions related to performance-based executive compensation and other international provisions resulting from the territorial tax system established, as noted above.

In response to the complexities and timing of issuance of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). Management believes that it has made reasonable estimates of the impacts of the Tax Act in its 2017 consolidated financial statements. However, as the Company completes its analysis of the Tax Act, collects further data and reviews additional information and guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the provisional amounts included in the 2017 financial statements may be subject to adjustment. Per the guidance in SAB 118, adjustments to the provisional amounts recorded by the Company in 2017 that are identified within a subsequent period of up to one year from the enactment date will be included as an adjustment in the period the amounts are determined.

Except as provided for under the Transition Tax, no additional provision has been recorded as of December 31, 2017, related to the unremitted earnings of foreign subsidiaries. In accordance with SAB 118, the Company will continue to evaluate the impact of the Tax Act on its assertion that these earnings will be indefinitely reinvested. As noted above, the E&P for all foreign subsidiaries has been included in the calculation of the provisional Transition Tax, and thus, should there be a repatriation of earnings from any foreign subsidiaries in future periods, the Company would be subject to only foreign withholding tax.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Significant components of the Company’s deferred taxes as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred income tax liabilities
Property, plant and equipment	$6,255	$11,529
Tax-deductible goodwill	5,202	9,136
State deferred taxes	132	360
Other	149	889
	11,738	21,914
Deferred income tax assets
Compensation	3,030	5,686
Inventory valuation	502	769
Allowance for uncollectible accounts	268	487
Non-deductible accruals	2,195	3,525
Non-deductible intangibles	1,193	1,165
Capital loss carryforwards	1,982	—
Net operating loss carryforwards	405	—
	9,575	11,632
Valuation Allowance	(1,982)	—
	7,593	11,632
Net deferred income tax liability	$4,145	$10,282

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

As further discussed in Note 4, the Company sold its investments in certain Brazilian subsidiaries on December 18, 2017. In connection with this divestiture, the Company incurred a capital loss of $9.5 million on its investment in the Myers do Brazil business and recorded a deferred tax asset of $2.0 million as the result of this capital loss carryforward. A valuation allowance of $2.0 million has been recorded against this deferred tax asset as the recovery of the asset is not more likely than not as of December 31, 2017. In addition, in accordance with ASC 740, for the year ended December 31, 2016 the Company allocated $0.6 million of a valuation allowance related to the Brazil Business to income from continuing operations in the Consolidated Statement of Operations, as this valuation allowance related to the change in estimated realizability of the beginning of the year net deferred tax asset in the Brazil Business.

The Company recorded a tax benefit of approximately $15 million generated as a result of a worthless stock deduction for the Novel do Nordeste business included in the divestiture. Although management believes that the worthless stock deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail. This tax benefit is included in the net loss from discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2017.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2017	2016	2015
Balance at January 1	$478	$151	$483
Increases related to previous year tax positions	359	478	151
Reductions due to lapse of applicable statute of limitations	(478)	(151)	(483)
Reduction due to settlements	—	—	—
Balance at December 31	$359	$478	$151

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.4 million, $0.5 million and $0.2 million at December 31, 2017, 2016 and 2015.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns.  As of December 31, 2017, the Company is no longer subject to U.S. Federal examinations by tax authorities for tax years before 2014. The Company is subject to state and local examinations for tax years of 2012 through 2016. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2012 through 2016.

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

Net periodic pension cost for the years ended December 31, 2017, 2016 and 2015 was as follows:

	For the Year Ended December 31,
	2017	2016	2015
Interest cost	$253	$270	$272
Expected return on assets	(295)	(319)	(332)
Amortization of net loss	96	82	88
Net periodic pension cost	$54	$33	$28

The reconciliation of changes in projected benefit obligations are as follows:

	December 31,
	2017	2016
Projected benefit obligation at beginning of year	$6,503	$6,465
Interest cost	253	270
Actuarial loss	276	238
Expenses paid	(84)	(92)
Benefits paid	(369)	(378)
Projected benefit obligation at end of year	$6,579	$6,503
Accumulated benefit obligation at end of year	$6,579	$6,503

The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

	December 31,
	2017	2016	2015
Discount rate for net periodic pension cost	4.00%	4.30%	3.90%
Discount rate for benefit obligations	3.50%	4.00%	4.30%
Expected long-term return of plan assets	7.75%	7.75%	7.50%

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The following table reflects the change in the fair value of the plan’s assets:

	December 31,
	2017	2016
Fair value of plan assets at beginning of year	$5,183	$5,443
Actual return on plan assets	531	210
Company contributions	—	—
Expenses paid	(84)	(92)
Benefits paid	(369)	(378)
Fair value of plan assets at end of year	$5,261	$5,183

The fair value of plan assets are all categorized as level 1 and were determined based on period end closing, quoted prices in active markets.

The weighted average asset allocations at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
U.S. Equities securities	72%	72%
U.S. Debt securities	24%	24%
Cash	4%	4%
Total	100%	100%

The following table provides a reconciliation of the funded status of the plan at December 31, 2017 and 2016:

	December 31,
	2017	2016
Projected benefit obligation	$6,579	$6,503
Plan assets at fair value	5,261	5,183
Funded status	$(1,318)	$(1,320)

The funded status shown above is included in Other Liabilities in the Company’s Consolidated Statements of Financial Position at December 31, 2017 and 2016. The Company does not expect to make a contribution to the plan in 2018.

Benefit payments projected for the plan are as follows:

2018	$360
2019	366
2020	371
2021	372
2022	370
2023-2027	1,874

The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of $2,302, $2,324 and $2,363 in 2017, 2016 and 2015, respectively.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain participating senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Expense related to the SERP was approximately $128, $192 and $188 for the years ended December 2017, 2016 and 2015, respectively. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 3.5% at December 31, 2017 and 4.0% at December 31, 2016. The SERP liability was approximately $2,923 and $3,319 at December 31, 2017 and 2016, respectively, and is included in Accrued Employee Compensation and Other Liabilities on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

13.  Leases

The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $3,198, $3,625 and $3,647 for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum rental commitments are as follows:

Year Ended December 31,
2018	$2,486
2019	942
2020	663
2021	590
2022	564
Thereafter	390
Total	$5,635

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

The Material Handling Segment manufactures a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products and rotationally-molded plastic tanks for water, fuel and waste handling. This segment conducts its primary operations in the United States and Canada. Markets served encompass various niches of industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both directly to end-users and through distributors.

The Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair and the manufacture of tire repair and retreading products. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment operates domestically through its sales offices and four regional distribution centers in the United States, and in certain foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Total sales from foreign business units were approximately $53.9 million, $64.2 million, and $75.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Total export sales to countries outside the U.S. were approximately $17.2 million, $18.6 million, and $25.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Sales made to customers in Canada accounted for approximately 2.4% of total net sales in 2017, 4.6% in 2016 and 5.5% in 2015. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, primarily in Canada, consisted of property, plant and equipment, and were approximately $17.6 million at December 31, 2017 and $22.4 million at December 31, 2016.

	2017	2016	2015
Net Sales
Material Handling	$391,313	$363,956	$384,351
Distribution	156,428	170,660	187,637
Inter-company sales	(698)	(237)	(968)
Total net sales	$547,043	$534,379	$571,020

Income (loss) from continuing operations before income taxes
Material Handling	$38,874	$40,776	$53,418
Distribution	9,073	12,834	16,114
Corporate	(23,059)	(26,248)	(35,015)
Total operating income	24,888	27,362	34,517
Interest expense, net	(7,292)	(8,643)	(9,009)
Loss on extinguishment of debt	(1,888)	—	—
Income from continuing operations before income taxes	$15,708	$18,719	$25,508

Identifiable Assets
Material Handling	$257,863	$268,634	$307,799
Distribution	49,822	56,072	58,772
Corporate	48,257	36,271	34,746
Discontinued operations	—	20,707	27,707
Total identifiable assets	$355,942	$381,684	$429,024

Capital Additions, Net
Material Handling	$5,165	$10,933	$19,482
Distribution	622	1,424	1,795
Corporate	27	132	510
Total capital additions, net	$5,814	$12,489	$21,787

Depreciation and Amortization
Material Handling	$28,506	$29,270	$30,018
Distribution	1,174	1,221	998
Corporate	1,151	1,301	1,314
Total depreciation and amortization	$30,831	$31,792	$32,330

15.  Subsequent Events (Unaudited)

On February 27, 2018, the Company sold a distribution center in Pomona, California for approximately $2.3 million, net of approximately $0.1 million in closing costs. The Company concurrently entered into an agreement to lease the facility back from the buyer for a period of 10 years. This facility is included in our Distribution Segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

16.  Summarized Quarterly Results of Operations (Unaudited)

Quarter Ended 2017	March 31	June 30	September 30	December 31	Total
Net Sales	$136,572	$135,252	$135,113	$140,106	$547,043
Gross Profit	41,761	38,292	39,143	38,257	157,453
Income (loss) from continuing operations (3) (4)	3,458	2,482	3,083	1,821	10,844
Income (loss) from discontinued operations, net (1) (2)	(344)	(489)	174	(20,074)	(20,733)
Net income (loss)(1) (2) (3) (4)	3,114	1,993	3,257	(18,253)	(9,889)
Income (loss) per common share from continuing operations:
Basic*	$0.12	$0.08	$0.10	$0.06	$0.36
Diluted*	$0.11	$0.08	$0.10	$0.06	$0.35
Income (loss) per common share from discontinued operations:
Basic*	$(0.02)	$(0.01)	$0.01	$(0.66)	$(0.69)
Diluted*	$(0.01)	$(0.01)	$0.01	$(0.65)	$(0.68)
Net income (loss) per share:
Basic*	$0.10	$0.07	$0.11	$(0.60)	$(0.33)
Diluted*	$0.10	$0.07	$0.11	$(0.59)	$(0.33)

Quarter Ended 2016	March 31	June 30	September 30	December 31	Total
Net Sales	$147,177	$138,244	$125,669	$123,289	$534,379
Gross Profit	48,440	43,482	34,676	35,300	161,898
Income (loss) from continuing operations	5,722	5,921	580	(899)	11,324
Income (loss) from discontinued operations, net (5)	(9,115)	(427)	(166)	(559)	(10,267)
Net income (loss)(5)	(3,393)	5,494	414	(1,458)	1,057
Income (loss) per common share from continuing operations:
Basic*	$0.19	$0.20	$0.02	$(0.03)	$0.38
Diluted*	$0.19	$0.20	$0.02	$(0.03)	$0.38
Income (loss) per common share from discontinued operations:
Basic*	$(0.30)	$(0.01)	$(0.01)	$(0.02)	$(0.35)
Diluted*	$(0.30)	$(0.01)	$(0.01)	$(0.02)	$(0.35)
Net income (loss) per share:
Basic*	$(0.11)	$0.19	$0.01	$(0.05)	$0.03
Diluted*	$(0.11)	$0.19	$0.01	$(0.05)	$0.03

(1)

A loss on the sale of the Brazil Business of $35 million was recognized during the fourth quarter of 2017. This loss is included in loss from discontinued operations in the accompanying Consolidated Statements of Operations.

(2)

During the quarter ended December 31, 2017, the Company recorded a U.S. tax benefit of approximately $15 million as a result of a worthless stock deduction related to the Company’s investment in the Brazil Business. This benefit is included in loss from discontinued operations in the accompanying Consolidated Statements of Operations.

(3)	During the quarter ended December 31, 2017, the Company recorded a loss on extinguishment of debt of approximately $1.9 million.
(4)	During the quarter ended December 31, 2017, the Company recorded a net tax benefit of approximately $1.2 million related to the Tax Act.
(5)

During the quarter ended March 31, 2016, the Company concluded that the goodwill, intangibles and other long-lived assets related to Novel were impaired and recorded an impairment charge of $8.5 million.

*

The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to the computation of weighted shares outstanding during each respective period.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

R. David Banyard	Matteo Anversa
President and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Myers Industries, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Myers Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myers Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes of the Company and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Akron, Ohio

March 9, 2018

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

For information about the directors of the Company, see the sections titled “Proposal No. 1 – Election of Directors”, “Nominees”, “Corporate Governance Guidelines”, “Corporate Governance and Compensation Practices”, “Board and Committee Independence”, “Board Committees and Meetings”, “Committee Charters and Policies”, and “Shareholder Nomination Process” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 25, 2018 (“Proxy Statement”), which is incorporated herein by reference.

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

For information about our Code of Ethics see the section titled “Corporate Governance and Compensation Practices” of our Proxy Statement, which is incorporated herein by reference.

ITEM 11.	Executive Compensation

See the sections titled “Executive Compensation and Related Information”, “Compensation Committee Interlocks and Insider Participation”, "Compensation Committee Report on Executive Compensation”, “Risk Assessment of Compensation Practices”, “Corporate Governance Guidelines”, “Corporate Governance and Compensation Practices” and “Board Role in Risk Oversight” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the sections titled “Security Ownership of Certain Beneficial Owners and Management,” and “Proposal No. 1 - Election of Directors” of the Proxy Statement, which are incorporated herein by reference.

	(A)		(B)		(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	1,400,817	(1)	$15.13	(2)	1,915,039
Equity Compensation Plans Not Approved by Security Holders	–0–		–0–		–0–
Total	1,400,817				1,915,039

(1)	This information is as of December 31, 2017 and includes outstanding stock option and restricted share awards granted under the 2017 Incentive Stock Plan and 1999 Incentive Stock Plan.
(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted share awards, which do not have an exercise price.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

See the sections titled “Policies and Procedures with Respect to Related Party Transactions” and “Corporate Governance Guidelines”, “ Corporate Governance and Compensation Practices” and “Board and Committee Independence” of the Proxy Statement, which are incorporated herein by reference.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.	(A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Operations For The Years Ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Financial Position As of December 31, 2017 and 2016
•	Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Cash Flows For The Years Ended December 31, 2017, 2016 and 2015
•	Notes to Consolidated Financial Statements For The Years Ended December 31, 2017, 2016 and 2015
15.	(A)(2) Financial Statement Schedules

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

Amended and Restated Asset Purchase Agreement, dated as of February 17, 2015, among Myers Industries, Inc., MYE Canada Operations, Inc., and the HC Companies, Inc. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on February 18, 2015.**

2(f)

Quota Purchase Agreement by and among Myers Industries, Inc., Myers Holdings Brasil Ltda., Novel Holdings - Eireli, and Gabriel Alonso Neto dated as of December 18, 2017. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on December 18, 2017.

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

Third Amendment to the Myers Industries, Inc. Executive Supplemental Retirement Plan (John C. Orr) effective June 1, 2011. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 7, 2011.*

10(j)

Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and Gregg Branning dated September 1, 2012. Reference is made to Exhibit 10(s) to Form 10-Q filed with the Commission on May 1, 2013.*

10(k)	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
10(l)

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

10(m)

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

10(p)	Amended and Restated 2008 Incentive Stock Plan of the Company, effective as of March 5, 2015. Reference is made to the Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2015.*
10(q)

Second Amendment to Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., the foreign subsidiary borrowers, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated May 19, 2015. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on May 26, 2015.

10(r)	Severance Agreement between the Company and R. David Banyard, entered into as of December 7, 2015. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 8, 2015.*
10(s)

Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and R. David Banyard dated December 7, 2015. Reference is made to Exhibit 10(u) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(t)

Form of Stock Unit Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Named Executive Officers. Reference is made to Exhibit 10(v) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(u)

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

10(y)	Form of Long Term Cash Award Agreement under the Performance Bonus Plan. Reference is made to Exhibit 10(aa) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*
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

10(ab)	Severance Agreement between the Company and Matteo Anversa, entered into as of October 17, 2016. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 19, 2016.*
10(ac)

Form of Performance-based Stock Unit Award Agreement (three-year vest period) under the Amended and Restated 2008 Incentive Stock Plan for R. David Banyard.  Reference is made to Exhibit 10(a) to Form 10-Q filed with the Commission on May 2, 2016.*

10(ad)	Form of Director Stock Award Agreement under the Amended and Restated 2008 Incentive Stock Plan. Reference is made to Exhibit 10(b) to Form 10-Q filed with the Commission on May 2, 2016.*
10(ae)

Form of 2017 Performance Stock Unit Award Agreement under the 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(ag) to Form 10-K filed with the Commission on March 9, 2017.*

10(af)

Fifth Amended and Restated Loan Agreement, dated March 8, 2017, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2017.

10(ag)

Second Amendment to the Note Purchase Agreement among the Subsidiary Guarantors identified therein and each of the institutions which is a signatory thereto, dated March 8, 2017. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 9, 2017.

10(ah)

Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc., effective as of March 2, 2017, incorporated by reference to Annex A of the Company's Definitive Proxy Statement dated March 21, 2017.

10(ai)	Form of Option Award Agreement under the 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)
10(aj)	Form of Restricted Stock Unit Award Agreement under the 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)

10(ak)	Form of Performance Stock Unit Award Agreement for Canadian employees under the 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)
10(al)	Form of Restricted Stock Unit Award Agreement for Canadian employees under the 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)
10(am)	Form of Option Award Agreement for Canadian employees under the 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)
10(an)	Form of Performance Stock Unit Award Agreement under the 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)
10(ao)	Amended and Restated 2017 Stock Incentive Plan of Myers Industries, Inc., amended as of March 8, 2018.* (filed herewith)
14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14.1 to Form 8-K filed with the Commission on March 6, 2017.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification of R. David Banyard, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Matteo Anversa, Executive Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of R. David Banyard, President and Chief Executive Officer, and Matteo Anversa, Executive Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL includes: (i) Consolidated Statements of Financial Position (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE	TITLE	DATE
/s/ R. David Banyard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2018
R. DAVID BANYARD

/s/ Matteo Anversa	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	March 9, 2018
MATTEO ANVERSA

/s/ Kevin L. Brackman	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 9, 2018
KEVIN L. BRACKMAN

/s/ Sarah R. Coffin	Director	March 9, 2018
SARAH R. COFFIN

/s/ John B. Crowe	Director	March 9, 2018
JOHN B. CROWE

/s/ William A. Foley	Director	March 9, 2018
WILLIAM A. FOLEY

/s/ Daniel R. Lee	Director	March 9, 2018
DANIEL R. LEE

/s/ F. Jack Liebau, Jr.	Director	March 9, 2018
F. JACK LIEBAU, JR.

/s/ Bruce M. Lisman	Director	March 9, 2018
BRUCE M. LISMAN

/s/ Jane Scaccetti	Director	March 9, 2018
JANE SCACCETTI

/s/ Robert A. Stefanko	Director	March 9, 2018
ROBERT A. STEFANKO