Form 10-Q
period 2018-03-31
MYERS INDUSTRIES INC
filed 2018-05-07
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2018
Common Stock, without par value	30,587,796 shares

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Net sales	$152,568	$136,572
Cost of sales	105,453	94,811
Gross profit	47,115	41,761
Selling, general and administrative expenses	35,473	34,539
(Gain) loss on disposal of fixed assets	(380)	(894)
Operating income	12,022	8,116
Interest expense, net	1,639	2,130
Income from continuing operations before income taxes	10,383	5,986
Income tax expense	2,628	2,528
Income from continuing operations	7,755	3,458
Income (loss) from discontinued operations, net of income tax	(911)	(344)
Net income	$6,844	$3,114
Income per common share from continuing operations:
Basic	$0.25	$0.12
Diluted	$0.25	$0.11
Income (loss) per common share from discontinued operations:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.01)
Net income per common share:
Basic	$0.22	$0.10
Diluted	$0.22	$0.10
Dividends declared per share	$0.14	$0.14

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income	$6,844	$3,114
Other comprehensive income (loss)
Adoption of ASU 2018-02	(315)	—
Foreign currency translation adjustment	(1,720)	901
Pension liability, net of tax expense of $67 in 2018	201	—
Total other comprehensive income (loss)	(1,834)	901
Comprehensive income	$5,010	$4,015

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2018	2017
Assets
Current Assets
Cash	$3,015	$2,520
Restricted cash	8,668	8,659
Accounts receivable, less allowances of $1,866 and $1,777, respectively	80,552	76,509
Income tax receivable	9,354	12,954
Inventories, net	47,840	47,166
Prepaid expenses and other current assets	1,752	2,204
Total Current Assets	151,181	150,012
Other Assets
Property, plant, and equipment, net	79,549	83,904
Goodwill	59,669	59,971
Intangible assets, net	36,783	39,049
Deferred income taxes	88	120
Notes receivable	18,844	18,737
Other	3,536	4,149
Total Assets	$349,650	$355,942

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$66,612	$63,581
Accrued expenses
Employee compensation	11,663	15,544
Taxes, other than income taxes	1,474	1,664
Accrued interest	1,325	2,392
Other current liabilities	15,544	15,472
Total Current Liabilities	96,618	98,653
Long-term debt	144,363	151,036
Other liabilities	8,848	8,236
Deferred income taxes	3,895	4,265
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 30,560,682 and 30,495,737; net of treasury shares of 7,391,775 and 7,456,720, respectively)	18,598	18,547
Additional paid-in capital	210,248	209,253
Accumulated other comprehensive loss	(16,375)	(14,541)
Retained deficit	(116,545)	(119,507)
Total Shareholders’ Equity	95,926	93,752
Total Liabilities and Shareholders’ Equity	$349,650	$355,942

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2018	$18,547	$209,253	$(14,541)	$(119,507)	$93,752
Net income	—	—	—	6,844	6,844
Adoption of ASU 2018-02	—	—	(315)	315	—
Foreign currency translation adjustment	—	—	(1,720)	—	(1,720)
Shares issued under incentive plans, net of shares withheld for tax	51	42	—	—	93
Stock compensation expense	—	953	—	—	953
Pension liability, net of tax of $67	—	—	201	—	201
Declared dividends - $0.14 per share	—	—	—	(4,197)	(4,197)
Balance at March 31, 2018	$18,598	$210,248	$(16,375)	$(116,545)	$95,926

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$6,844	$3,114
Income (loss) from discontinued operations, net of income taxes	(911)	(344)
Income from continuing operations	7,755	3,458
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	4,479	5,532
Amortization	2,166	2,422
Accelerated depreciation associated with restructuring activities	16	618
Non-cash stock-based compensation expense	1,098	894
(Gain) loss on disposal of fixed assets	(380)	(894)
Deferred taxes	—	374
Interest income received (accrued) on note receivable	334	(324)
Other	60	176
Payments on performance based compensation	(1,249)	(992)
Other long-term liabilities	(123)	(92)
Cash flows provided by (used for) working capital
Accounts receivable	(4,473)	(1,496)
Inventories	(796)	(3,909)
Prepaid expenses and other current assets	447	2,000
Accounts payable and accrued expenses	3,504	5,517
Net cash provided by (used for) operating activities - continuing operations	12,838	13,284
Net cash provided by (used for) operating activities - discontinued operations	(2,085)	(233)
Net cash provided by (used for) operating activities	10,753	13,051
Cash Flows From Investing Activities
Capital expenditures	(1,206)	(480)
Proceeds from sale of property, plant and equipment	2,353	1,027
Net cash provided by (used for) investing activities - continuing operations	1,147	547
Net cash provided by (used for) investing activities - discontinued operations	—	72
Net cash provided by (used for) investing activities	1,147	619
Cash Flows From Financing Activities
Net borrowings (repayments) on credit facility	(6,722)	(9,310)
Cash dividends paid	(4,161)	(4,089)
Proceeds from issuance of common stock	452	247
Shares withheld for employee taxes on equity awards	(359)	(271)
Deferred financing costs	—	(975)
Net cash provided by (used for) financing activities - continuing operations	(10,790)	(14,398)
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(10,790)	(14,398)
Foreign exchange rate effect on cash	(606)	167
Less: Net increase (decrease) in cash classified within discontinued operations	—	24
Net increase (decrease) in cash, cash equivalents, and restricted cash	504	(585)
Cash, cash equivalents, and restricted cash at January 1	11,179	11,039
Cash, cash equivalents, and restricted cash at March 31	$11,683	$10,454

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except where otherwise indicated)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

During the fourth quarter of 2017, the Company completed the sale of certain subsidiaries in Brazil. As further discussed in Note 3, the results of operations and cash flows of these subsidiaries have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2018.

Accounting Standards Adopted

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act. The Company recognized the estimated income tax effects of the Tax Cuts and Jobs Act in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118. Refer to Note 13 for further information regarding the provisional amounts recorded by the Company.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new standard also requires certain disclosures about stranded tax effects. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (as further discussed in Note 13) is recognized. The Company early adopted this standard effective January 1, 2018 and as a result of adopting this standard, $315 of stranded tax effects were reclassified from accumulated other comprehensive income to retained earnings in the first quarter of 2018.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The ASU also allows only the service cost component to be eligible for capitalization when applicable. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  The ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  The Company adopted this standard effective January 1, 2018 and the adoption did not have a material impact on its consolidated financial statements as the pension plan is frozen.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  The ASU should be applied using a retrospective transition method to each period presented and is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted this standard effective January 1, 2018. The inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows did not have a material impact on the Company’s net cash flows.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This ASU requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted this standard effective January 1, 2018 and the adoption of this standard did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Additional disclosures will also be required to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts. The Company adopted the new guidance effective January 1, 2018 using the modified retrospective approach and applied the new guidance to all open contracts at the date of adoption. Adoption of the new standard resulted in changes to the Company’s accounting policy and disclosures related to revenue recognition. The impact of adopting this standard on the Company’s consolidated financial statements was not material and there was no cumulative transition adjustment required.

Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.  This ASU eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The guidance allows for early adoption for impairment testing dates after January 1, 2017.  While the Company has elected not to early adopt this guidance to date and will continue to evaluate the timing of adoption, it does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet, and disclose key information about the amount, timing and uncertainty of cash flows arising from leasing arrangements. The new standard is effective for the Company beginning January 1, 2019, and must be adopted using either the modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented or the optional transition approach, which requires application of the new guidance at the beginning of the standard’s effective date. The Company will adopt the new guidance effective January 1, 2019 and has developed an implementation plan. The various activities of this plan include identifying the lease population, quantifying the right to use assets and lease liabilities, evaluating the potential use of the practical expedients available under the new guidance, and designing and implementing any changes to processes or controls necessary for adoption of the new standard.  The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

The Company has financial instruments, including cash, accounts receivable, accounts payable and accrued expenses. The fair value of these financial instruments approximates carrying value due to the nature and relative short maturity of these assets and liabilities.

The fair value of debt under the Company’s Loan Agreement, as defined in Note 11, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At March 31, 2018 and December 31, 2017, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated at $76.9 million and $78.0 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2018	$(12,750)	$(1,791)	$(14,541)
Other comprehensive income (loss) before reclassifications	(1,720)	201	(1,519)
Reclassification of stranded tax effects to retained earnings(1)	—	(315)	(315)
Net current-period other comprehensive income (loss)	(1,720)	(114)	(1,834)
Balance at March 31, 2018	$(14,470)	$(1,905)	$(16,375)

(1)	Reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act to retained earnings due to the adoption of ASU 2018-02 during the first quarter of 2018.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

2.  Revenue Recognition

The following table disaggregates the Company’s revenue by major market:

	For the Three Months Ended March 31, 2018
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$17,231	$—	$—	$17,231
Vehicle	25,543	—	—	25,543
Food and beverage	37,657	—	—	37,657
Industrial	36,378	—	—	36,378
Auto aftermarket	—	35,781	(22)	35,759
Total net sales	$116,809	$35,781	$(22)	$152,568

Revenue is recognized when obligations under the terms of a contract with customers are satisfied. In both the Distribution and Material Handling segments, this generally occurs with the transfer of control of the Company’s products.  This transfer of control may occur at either the time of shipment from a Company facility, or at the time of delivery to a designated customer location. Obligations under contracts with customers are typically fulfilled within 90 days of receiving a purchase order from a customer, and generally no other future obligations are required to be performed.  The Company does not enter into any long term contacts with customers, greater than one year.  Based on the nature of the Company’s products and customer contracts, the Company has not recorded any deferred revenue, with the exception of cash advances or deposits received from customers prior to transfer of control of the product. These advances are typically fulfilled within the 90 day time frame mentioned above.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products.  Certain contracts with customers include variable consideration, such as rebates or discounts.  The Company recognizes estimates of this variable consideration each period, primarily based on the most likely level of consideration to be paid to the customer under the specific terms of the underlying programs.  While the Company’s contracts with customers do not generally include explicit rights to return product, the Company will in practice allow returns in the normal course of business and the customer relationship.  Thus, the Company estimates the expected returns each period based on an analysis of historical experience.  For certain businesses where physical recovery of the product from returns occurs, the Company records an estimated right to return asset from such recovery, based on the approximate cost of the product.

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to revenue recognition include:

	March 31,	December 31,	Statement of Financial Position
	2018	2017	Classification
Return reserve and other allowances	$(911)	$(853)	Accounts receivable
Right of return asset	458	433	Inventories, net
Customer deposits	(139)	(140)	Other current liabilities
Amounts due to customers	(1,735)	(2,962)	Other current liabilities

Sales, value add, and other taxes the Company collects concurrent with revenue from customers are excluded from net sales.  The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer.  Costs for shipments to customers are classified as Selling, General and Administrative Expenses for the Company’s manufacturing business and as Cost of Sales for the Company’s distribution business in the accompanying Condensed Consolidated Statements of Operations (Unaudited). The Company incurred costs for shipments to customers of approximately $2.7 million and $2.3 million in Selling, General and Administrative Expenses for the three months ended March 31, 2018 and 2017, respectively, and $1.3 million and $1.5 million in Cost of Sales for the three months ended March 31, 2018 and 2017, respectively. All other internal distribution costs are recorded in Selling, General and Administrative Expenses.

Based on the short term nature of contracts described above, the Company does not incur significant contract acquisition costs. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

3.  Discontinued Operations

On December 18, 2017, the Company, collectively with its wholly owned subsidiary, Myers Holdings Brasil, Ltda. (“Holdings”), completed the sale of its subsidiaries, Myers do Brasil Embalagens Plasticas Ltda. and Plasticos Novel do Nordeste Ltda. (collectively, the “Brazil Business”), to Novel Holdings – Eireli (“Buyer”), an entity controlled by a member of the Brazil Business’ management team. The Brazil Business was part of the Material Handling Segment. Pursuant to the terms of the purchase agreement, the Buyer paid a purchase price of one U.S. Dollar to the Company and has assumed all liabilities and obligations of the Brazil Business, whether arising prior to or after the closing of the transaction. There are no additional amounts due, or to be settled, under the terms of the purchase agreement with the Buyer. The Company recorded a loss on the sale of the Brazil Business during the fourth quarter of 2017 of $35.0 million, which included $1.2 million of cash held by the Brazil Business and approximately $0.3 million of costs to sell. In addition, the Company recorded a U.S. tax benefit of approximately $15 million as a result of a worthless stock deduction related to the Company’s investment in the Brazil Business.

The Company has agreed to be the guarantor under a factoring arrangement between the Buyer and Banco Alfa de Investimento S.A. until December 31, 2019 for up to $7 million, in the event the Buyer is unable to meet its obligations under this arrangement. The Company also holds a first lien against certain machinery and equipment, exercisable only upon default by the Buyer under the guaranty. Based on the nature of the guaranty, as well as the existence of the lien, the Company believes the fair value of the guaranty is immaterial (based primarily on Level 3 inputs), and thus has recorded no liability related to this guaranty in the Condensed Consolidated Statement of Financial Position. This guaranty also creates a variable interest to the Company in the Brazil Business. Based on the terms of the transaction and the fact that the Company has no management involvement or voting interests in the Brazil Business following the sale, the Company does not have any power to direct the significant activities of the Brazil Business, and is thus not the primary beneficiary.

On February 17, 2015, the Company sold its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”), a private equity firm, for $110 million, subject to a working capital adjustment of approximately $4.0 million paid to the L&G Buyer in 2016. The terms of the agreement included a $90 million cash payment and promissory notes totaling $20 million that mature in August 2020 with a 6% interest rate, with approximately $8.6 million placed in escrow that was due to be settled by August 2016. The release of these funds had been extended pending the resolution of indemnification claims, as further described in Note 10. In April 2018, the Company reached agreement on the material terms of a settlement, and, as a result, recorded a pre-tax charge of $1.225 million to discontinued operations for the three months ended March 31, 2018. The fair market value of the notes at the date of the sale was $17.8 million. The carrying value of the notes as of March 31, 2018 was $18.8 million, which represents the fair value at the date of sale plus accretion and is included in Notes Receivable in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The fair value of the notes receivable was calculated using Level 2 inputs as defined in Note 1.

Summarized selected financial information for discontinued operations for the three months ended March 31, 2018 and 2017 are presented in the following table:

	For the Three Months Ended March 31,
	2018	2017
Net sales	$—	$5,131
Cost of sales	—	4,889
Selling, general, and administrative	1,225	1,113
Gain on disposal of assets	—	(99)
Interest income, net	—	(155)
Loss from discontinued operations before income tax	(1,225)	(617)
Income tax benefit	(314)	(273)
Loss from discontinued operations, net of income tax	$(911)	$(344)

During the three months ended March 31, 2018, cash flows used for operating activities of discontinued operations included $2.1 million related to payment of certain expenses associated with the disposal of the Brazil Business, all of which were recognized in 2017.

4.  Restructuring

On March 9, 2017, the Company announced a restructuring plan (the “Plan”) to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment, which related primarily to anticipated facility shutdowns and associated activities.  Total restructuring costs incurred related to the Plan were approximately $7.7 million, which includes employee severance and other employee-related costs of approximately $3.1 million, $2.6 million related to equipment relocation and facility shut down costs and non-cash charges, primarily accelerated depreciation charges on property, plant and equipment, of approximately $2.0 million.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

All actions under the Plan are substantially completed. The Company incurred $0.1 million and $1.0 million of restructuring charges associated with the planned closure of facilities under the Plan during the three months ended March 31, 2018 and 2017, respectively. These costs were included in Cost of Sales in the Condensed Consolidated Statement of Operations (Unaudited).

The table below summarizes restructuring activity for the three months ended March 31, 2018:

	Employee Reduction	Accelerated Depreciation	Other Exit Costs	Total
Balance at January 1, 2018	$1,098	$—	$90	$1,188
Charges to expense	31	16	72	119
Cash payments	(641)	—	(162)	(803)
Non-cash utilization	—	(16)	—	(16)
Balance at March 31, 2018	$488	$—	$—	$488

In addition to the restructuring costs noted above, the Company also incurred other associated costs of the Plan of $0.4 million for the three months ended March 31, 2017, which are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited), and are primarily related to third party consulting costs. No such costs were incurred for the three months ended March 31, 2018.

In the first quarter of 2017, the Company also recognized a gain of $0.7 million on asset dispositions in connection with the planned closing of a manufacturing plant in Bluffton, Indiana.

5.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are based on estimates, interim results are subject to change in the final year-end LIFO inventory valuation. The estimated interim LIFO adjustment in each period was not material and therefore, no adjustment was recorded for the three months ended March 31, 2018 or March 31, 2017.

Inventories consist of the following:

	March 31,	December 31,
	2018	2017
Finished and in-process products	$32,200	$31,307
Raw materials and supplies	15,640	15,859
	$47,840	$47,166

6.  Other Current Liabilities

The balance in other current liabilities is comprised of the following:

	March 31,	December 31,
	2018	2017
Customer deposits and amounts due to customers	$1,874	$3,102
Dividends payable	4,513	4,478
Accrued litigation, claims and professional fees	1,737	417
Current portion of environmental reserves	1,322	1,322
Other accrued expenses	6,098	6,153
	$15,544	$15,472

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

7.  Goodwill and Intangible Assets

The change in goodwill for the three months ended March 31, 2018 was as follows:

	Distribution	Material Handling	Total
January 1, 2018	$505	$59,466	$59,971
Foreign currency translation	—	(302)	(302)
March 31, 2018	$505	$59,164	$59,669

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite-lived trade names which had a carrying value of $10.0 million at both March 31, 2018 and December 31, 2017.

8.  Net Income (Loss) per Common Share

Net income (loss) per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended March 31,
	2018	2017
Weighted average common shares outstanding basic	30,518,715	30,029,679
Dilutive effect of stock options and restricted stock	470,546	262,904
Weighted average common shares outstanding diluted	30,989,261	30,292,583

Options to purchase 366,772 shares of common stock that were outstanding for the three months ended March 31, 2018, and 856,559 for the three months ended March 31, 2017, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

9.  Stock Compensation

The Company’s Amended and Restated 2017 Incentive Stock Plan (the “2017 Plan”) authorizes the Compensation Committee of the Board of Directors to issue up to 5,126,950 shares of various stock awards including stock options, performance stock units, restricted stock units and other forms of equity-based awards to key employees and directors. Options granted and outstanding vest over the requisite service period and expire ten years from the date of grant.

In March 2018, the Company granted 255,072 stock options with a weighted average exercise price of $21.30 and a weighted average fair value of $6.30. The fair value of options granted is estimated using a binomial lattice option pricing model. Also in March 2018, the Company granted 62,653 and 92,169 time-based and performance-based restricted stock units, respectively, with a weighted average fair value of $21.30.

Stock compensation expense was approximately $1.1 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. These expenses are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at March 31, 2018 was approximately $9 million, which will be recognized over the next three years, as such compensation is earned.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

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

The Company and the EPA are attempting to finalize their negotiations on the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The key terms of the AOC and SOW now under discussion include, but are not limited to, scope of the site, categories of and schedules for completion of required tasks, administration of future oversight costs, stipulated penalties, and resolution of any disputed items between the parties. As a result of recent negotiations, the Company recognized expected future EPA oversight costs for the RI/FS of $1 million in 2017. In addition, the AOC will require the Company to provide $2 million of financial assurance to the EPA during the estimated three year life of the RI/FS.  Per federal statutes, this financial assurance can take several forms, including a financial guarantee by the Company, a letter of credit, or a surety bond.  The Company expects to provide this assurance within 30 days following the execution of the AOC, and is currently evaluating the options available under the statute.

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $5.7 million of costs, of which approximately $2.1 million has been paid to date. These costs are comprised primarily of estimates to perform the RI/FS, EPA oversight fees, past cost claims made by the EPA, and related professional fees. No costs were incurred related to New Idria in the three months ended March 31, 2018 or 2017. As of March 31, 2018, the Company has a total reserve of $3.6 million related to the New Idria Mine, of which $1.0 million is classified in Other Current Liabilities and $2.6 million is classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  No costs were

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

incurred related to New Almaden in the three months ended March 31, 2018 or 2017. As of March 31, 2018, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million is classified in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

Lawn and Garden Indemnification Claim

In connection with the sale of the Lawn and Garden business, as described in Note 3, the Company received Notices of Indemnification Claims in April 2015 and July 2016 (collectively, the “Claims”), alleging breaches of certain representations and warranties under the agreement resulting in alleged losses in the amount of approximately $10 million. As described in Note 3, approximately $8.6 million of the sale proceeds that were placed in escrow were due to be settled in August 2016; however, the release of these funds had been extended pending the resolution of the Claims, which were the subject of a lawsuit in the Delaware Chancery Court.

In April 2018, the Company reached agreement on the material terms of a settlement, and as a result, recorded a pre-tax charge of $1.225 million to discontinued operations for the three months ended March 31, 2018. The settlement amount will be funded from the escrow account, and upon settlement and release of any further obligation on behalf of the Company, the remaining $7.4 million will be released from escrow to the Company in the second quarter of 2018.

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

11.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	March 31,	December 31,
	2018	2017
Loan Agreement	$67,862	$74,632
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	15,000	15,000
5.45% Senior Unsecured Notes due 2026	12,000	12,000
	145,862	152,632
Less unamortized deferred financing costs	1,499	1,596
	$144,363	$151,036

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022. The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At March 31, 2018, $78 million of the Notes were outstanding.

Under the terms of the Loan Agreement, the Company may borrow up to $200.0 million, reduced for letters of credit issued. As of March 31, 2018, the Company had $127.7 million available under the Loan Agreement. The Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at March 31, 2018. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The average interest rate on borrowings under the Company’s long term debt was 5.22% and 5.20% for the three months ended March 31, 2018 and 2017, respectively, which includes a quarterly facility fee on the used and unused portion.

As of March 31, 2018, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted).

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

Net periodic pension cost is as follows:

	For the Three Months Ended March 31,
	2018	2017
Interest cost	$56	$63
Expected return on assets	(79)	(74)
Amortization of net loss	21	24
Net periodic pension cost	$(2)	$13

The Company does not expect to make a contribution to the plan in 2018.

13.  Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”). Effective January 1, 2018, the Tax Act establishes a corporate income tax rate of 21%, replacing the 35% rate, and creates a territorial tax system rather than a worldwide system, which generally eliminates the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system included a one-time deemed repatriation transition tax (“Transition Tax”) on certain foreign earnings previously untaxed in the United States. The Company has made reasonable estimates for certain provisions under the Tax Act and recorded a provisional net benefit to income tax expense of $1.2 million related to its enactment in its income tax expense for the year ended December 31, 2017. This net benefit included a provisional deferred tax benefit of $3.0 million related to revaluing the net U.S. deferred tax liabilities to reflect the lower U.S. corporate tax rate. The deferred tax benefit was offset by a provision of $1.8 million related to the Transition Tax. In general, the Transition Tax imposed by the Tax Act results in the taxation of foreign earnings and profits (“E&P”) at a 15.5% rate on liquid assets and 8% on the remaining unremitted foreign E&P, both net of foreign tax credits. The provisional amounts for the Transition Tax recorded by the Company in 2017 included the undistributed E&P for all the Company’s foreign subsidiaries.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Additional provisions of the Tax Act which may have an impact to the Company beginning in 2018 include, but are not limited to, the repeal of the domestic production deduction, limitations on interest expense deductions, accelerated depreciation that will allow for full expensing of qualified property, provisions related to performance-based executive compensation and other international provisions resulting from the territorial tax system established, as noted above. The Company has included provisional estimates of the impact of these changes, as applicable, in its estimated tax rate for the first quarter 2018.

In response to the complexities and timing of issuance of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). Management believes that it has made reasonable estimates of the impacts of the Tax Act in its 2017 consolidated financial statements. However, as the Company completes its analysis of the Tax Act, collects further data and reviews additional information and guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the provisional amounts included in the 2017 financial statements may be subject to adjustment. Per the guidance in SAB 118, adjustments to the provisional amounts recorded by the Company in 2017 that are identified within a subsequent period of up to one year from the enactment date will be included as an adjustment in the period the amounts are determined. Income tax expense for the three months ended March 31, 2018, did not reflect any adjustment to the previously recognized provisional amounts under the Tax Act as discussed above.

Except as provided for under the Transition Tax, no additional provision has been recorded related to the unremitted earnings of foreign subsidiaries. In accordance with SAB 118, the Company will continue to evaluate the impact of the Tax Act on its assertion that these earnings will be indefinitely reinvested. As noted above, the E&P for all foreign subsidiaries was included in the calculation of the provisional Transition Tax, and thus, should there be a repatriation of earnings from any foreign subsidiaries in future periods, the Company would be subject to only foreign withholding tax.

The Company’s effective tax rate was 25.3% for the three months ended March 31, 2018 compared to 42.2% for the three months ended March 31, 2017.  The primary reason for the decrease in the effective rate was due to the enactment of the Tax Act in December 2017, which reduced the U.S. federal corporate rate from 35% to 21%, effective January 1, 2018. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.4 million at March 31, 2018 and December 31, 2017, respectively.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of March 31, 2018, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2014. The Company is subject to state and local examinations for tax years of 2013 through 2017. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2013 through 2017.

14.  Leases

On February 27, 2018, the Company completed a sale-leaseback transaction for its distribution center in Pomona, California for a net purchase price of $2.3 million. The Company realized a gain on the sale of $2.0 million of which $0.7 million was recognized during the three months ended March 31, 2018. The remaining $1.3 million is being recognized ratably over the remaining term of the ten-year lease at approximately $0.1 million per year. Simultaneous with the closing of the sale, the Company entered into a ten-year operating lease arrangement with base annual rent of approximately $0.1 million during the first year, followed by annual increases of 3% through the remainder of the lease period. This facility was included in the Company’s Distribution Segment.

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

(Dollars in thousands, except where otherwise indicated)

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

The Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair and the manufacture of tire repair and retreading products. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment operates domestically through sales offices and four regional distribution centers in the United States, and in certain foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

Total sales from foreign business units were approximately $11.5 million and $14.8 million for the three months ended March 31, 2018 and 2017, respectively.

Summarized segment detail for the three months ended March 31, 2018 and 2017 are presented in the following table:

	For the Three Months Ended March 31,
	2018	2017
Net Sales
Material Handling	$116,809	$98,482
Distribution	35,781	38,574
Inter-company sales	(22)	(484)
Total net sales	$152,568	$136,572

Income (loss) from continuing operations before income taxes
Material Handling	$16,730	$12,846
Distribution	1,738	1,538
Corporate	(6,446)	(6,268)
Total operating income	12,022	8,116
Interest expense, net	(1,639)	(2,130)
Income from continuing operations before income taxes	$10,383	$5,986

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Net Sales:

(dollars in millions)	Three Months Ended March 31,
Segment	2018	2017	Change	% Change
Material Handling	$116.8	$98.5	$18.3	19%
Distribution	35.8	38.6	(2.8)	(7)%
Inter-company sales	—	(0.5)	0.5
Total net sales	$152.6	$136.6	$16.0	12%

Net sales for the three months ended March 31, 2018 were $152.6 million, an increase of $16.0 million or 12% compared to the three months ended March 31, 2017. Net sales were positively impacted by higher sales volume of approximately $11.3 million, higher pricing of $4.3 million, and the effect of favorable currency translation of $0.4 million.

Net sales in the Material Handling Segment increased $18.3 million or 19% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in net sales was due to higher sales volume of approximately $14.1 million, mainly due to increased demand in the Company’s food and beverage market, higher pricing of $3.8 million, and the effect of favorable foreign currency translation of $0.4 million.

Net sales in the Distribution Segment decreased $2.8 million or 7% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily the result of lower sales volume of approximately $3.3 million offset by higher pricing of $0.5 million. This decrease was driven by salesforce turnover in certain territories, which resulted in coverage gaps and lower sales volumes in those territories. In addition, a portion of this volume decline resulted from a strategic decision to exit a low margin product line with a customer in early 2017, which contributed to overall gross margin improvement in this segment.

Cost of Sales & Gross Profit:

	Three Months Ended March 31,
(dollars in millions)	2018	2017	Change	% Change
Cost of sales	$105.5	$94.8	$10.7	11%
Gross profit	$47.1	$41.8	$5.3	13%
Gross profit as a percentage of sales	30.9%	30.6%

Gross profit margin increased slightly to 30.9% in the three months ended March 31, 2018 compared to 30.6% for the three months ended March 31, 2017, primarily due to higher pricing of $4.3 million and cost savings realized in the current year as a result of the restructuring plan within the Material Handling Segment. This was partially offset by unfavorable mix within the higher sales volumes noted above, as well as higher raw material costs.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
(dollars in millions)	2018	2017	Change	% Change
SG&A expenses	$35.5	$34.5	$1.0	3%
SG&A expenses as a percentage of sales	23.3%	25.3%

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2018 were $35.5 million, an increase of $1.0 million or 3% compared to the same period in the prior year. SG&A expenses in the first quarter 2018 were primarily impacted by higher compensation and other employee-related costs of $1.7 million and higher freight costs of $0.4 million, offset by lower legal and professional fees of $0.6 million and lower depreciation and amortization expense of $0.4 million.

Restructuring:

As further discussed in Note 4, the Company initiated a restructuring plan within the Material Handling Segment during the first quarter of 2017. The Plan is substantially completed. The Company incurred a total of $0.1 million and $1.0 of restructuring costs in connection with the Plan during the three months ended March 31, 2018 and 2017, respectively. The Company also recognized $0.7 million in gains on sales of assets related to the closure of the Bluffton, Indiana facility during the three months ended March 31, 2017.

As previously announced, the Company expects to save approximately $10 million on an annual basis, of which $8 million is expected to be realized in 2018.

(Gain) Loss on Disposal of Fixed Assets:

The gain on disposal of fixed assets for the three months ended March 31, 2018 was $0.4 million compared to a gain of $0.9 million in the prior year. The gains in the first quarter of 2018 were primarily due to the sale and leaseback of the distribution center in Pomona, California, as discussed in Note 14. The gains in the first quarter of 2017 were primarily due to sale of assets related to the closure of the Bluffton, Indiana facility associated with the restructuring plan with the Material Handling Segment.

Net Interest Expense:

	Three Months Ended March 31,
(dollars in millions)	2018	2017	Change	% Change
Net interest expense	$1.6	$2.1	$(0.5)	(24)%
Outstanding borrowings, net of deferred financing costs	$144.4	$179.6	$(35.2)	(20)%
Average borrowing rate	5.22%	5.20%

Net interest expense for the three months ended March 31, 2018 of $1.6 million decreased 24% compared with $2.1 million for the three months ended March 31, 2017, driven by lower average outstanding borrowings for the period.

Income Taxes:

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Income from continuing operations before income taxes	$10.4	$6.0
Income tax expense	$2.6	$2.5
Effective tax rate	25.3%	42.2%

The Company’s effective tax rate of 25.3% for the three months ended March 31, 2018, decreased when compared with 42.2% for the three months ended March 31, 2017, primarily due to the enactment of the Tax Act in December 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, as discussed in Note 13. This impact was partially offset by the elimination of the domestic production deduction in the U.S. as a result of the Tax Act.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $0.9 million for the three months ended March 31, 2018 compared to loss of $0.3 million for the three months ended March 31, 2017. In 2018, this result included a charge of $0.9 million, net of tax of $0.3 million, as a result of agreement on the material terms of a settlement with the L&G Buyer related to the indemnification claims further discussed in Note 10. The loss in 2017 was a result of the operations of the Brazil Business.

Financial Condition & Liquidity and Capital Resources:

Operating Activities

Cash provided by operating activities from continuing operations was $12.8 million for the three months ended March 31, 2018, compared to $13.3 million in the same period in 2017. The decrease was due to a decrease in cash provided by working capital of $3.4 million, which was primarily driven by an increase in the cash used for accounts receivable in the first quarter as a result of the higher sales in 2018 compared to 2017.

Investing Activities

Cash provided by investing activities from continuing operations was $1.1 million for the three months ended March 31, 2018 compared to cash provided of $0.5 million for the three months ended March 31, 2017. The Company received proceeds of $2.4 million in the first three months of 2018 from the sale of fixed assets, a significant portion of which was derived from the sale and leaseback of the distribution center in Pomona, California.  Capital expenditures were $1.2 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. Full year capital expenditures in 2018 are expected to be approximately $10 to $12 million.

Financing Activities

Net payments on the credit facility were $6.7 million for the three months ended March 31, 2018 compared to $9.3 million for the three months ended March 31, 2017.  The Company used cash to pay dividends of $4.2 million and $4.1 million for the three months ended March 31, 2018 and 2017, respectively.

Credit Sources

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022.  The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At March 31, 2018, $78 million of the Notes were outstanding.

Total debt outstanding at March 31, 2018 was $144.4 million, net of $1.5 million of deferred financing costs, compared with $151.0 million at December 31, 2017. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of March 31, 2018, the Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business and there was $127.7 million available under our Loan Agreement.

As of March 31, 2018, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended March 31, 2018 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	8.19
Leverage Ratio	3.25 to 1 (maximum)	2.24

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, and debt service.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at March 31, 2018, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.7 million annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $5 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the statements of operations. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At March 31, 2018, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 10, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2013, the Board authorized the repurchase of up to 5.0 million shares of its common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to 5.0 million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase. The Company has repurchased a total of 5,547,665 shares of its common stock under this program and as of March 31, 2018, 2,452,335 shares of common stock remain available for repurchase under the Board authorization. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2018.

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

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 12, 2013.
10.1	Form of Option Award Agreement under the 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(ai) to Form 10-K filed with the Commission on March 9, 2018.*
10.2

Form of Restricted Stock Unit Award Agreement under the 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(aj) to Form 10-K filed with the Commission on March 9, 2018.*

10.3

Form of Performance Stock Unit Award Agreement for Canadian employees under the 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(ak) to Form 10-K filed with the Commission on March 9, 2018.*

10.4

Form of Restricted Stock Unit Award Agreement for Canadian employees under the 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(al) to Form 10-K filed with the Commission on March 9, 2018.*

10.5

Form of Option Award Agreement for Canadian employees under the 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(am) to Form 10-K filed with the Commission on March 9, 2018.*

10.6

Form of Performance Stock Unit Award Agreement under the 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(an) to Form 10-K filed with the Commission on March 9, 2018.*

10.7	Amended and Restated 2017 Stock Incentive Plan of Myers Industries, Inc., amended as of March 8, 2018. Reference is made to Exhibit 10(ao) to Form 10-K filed with the Commission on March 9, 2018.*
31.1	Certification of R. David Banyard, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Matteo Anversa, Executive Vice President, Chief Financial Officer and Corporate Secretary of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of R. David Banyard, President and Chief Executive Officer, and Matteo Anversa, Executive Vice President, Chief Financial Officer and Corporate Secretary, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statement of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MYERS INDUSTRIES, INC.
May 7, 2018	/s/ Matteo Anversa
Matteo Anversa
Executive Vice President Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
May 7, 2018	/s/ Kevin L. Brackman
Kevin L. Brackman
Vice President Chief Accounting Officer (Principal Accounting Officer)