Form 10-Q
period 2018-06-30
MYERS INDUSTRIES INC
filed 2018-08-03
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2018
Common Stock, without par value	35,204,082 shares

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$140,560	$135,252	$293,128	$271,824
Cost of sales	92,569	96,960	198,022	191,771
Gross profit	47,991	38,292	95,106	80,053
Selling, general and administrative expenses	34,506	32,133	69,979	66,672
(Gain) loss on disposal of fixed assets	66	(353)	(314)	(1,247)
Impairment charges	308	544	308	544
Operating income	13,111	5,968	25,133	14,084
Interest expense, net	1,313	1,860	2,952	3,990
Income from continuing operations before income taxes	11,798	4,108	22,181	10,094
Income tax expense	3,190	1,626	5,818	4,154
Income from continuing operations	8,608	2,482	16,363	5,940
Income (loss) from discontinued operations, net of income tax	—	(489)	(911)	(833)
Net income	$8,608	$1,993	$15,452	$5,107
Income per common share from continuing operations:
Basic	$0.26	$0.08	$0.52	$0.20
Diluted	$0.26	$0.08	$0.51	$0.20
Income (loss) per common share from discontinued operations:
Basic	$—	$(0.01)	$(0.03)	$(0.03)
Diluted	$—	$(0.01)	$(0.03)	$(0.03)
Net income per common share:
Basic	$0.26	$0.07	$0.49	$0.17
Diluted	$0.26	$0.07	$0.48	$0.17
Dividends declared per share	$0.14	$0.14	$0.27	$0.27

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$8,608	$1,993	$15,452	$5,107
Other comprehensive income (loss)
Adoption of ASU 2018-02	—	—	(315)	—
Foreign currency translation adjustment	(123)	210	(1,843)	1,111
Pension liability, net of tax expense of $67 in 2018	—	—	201	—
Total other comprehensive income (loss)	(123)	210	(1,957)	1,111
Comprehensive income	$8,485	$2,203	$13,495	$6,218

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2018	2017
Assets
Current Assets
Cash	$38,940	$2,520
Restricted cash	—	8,659
Accounts receivable, less allowances of $2,137 and $1,777, respectively	67,911	76,509
Income tax receivable	7,832	12,954
Inventories, net	49,362	47,166
Prepaid expenses and other current assets	3,988	2,204
Total Current Assets	168,033	150,012
Other Assets
Property, plant, and equipment, net	73,790	83,904
Goodwill	59,470	59,971
Intangible assets, net	34,618	39,049
Deferred income taxes	87	120
Notes receivable	18,943	18,737
Other	5,748	4,149
Total Assets	$360,689	$355,942

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$56,141	$63,581
Accrued expenses
Employee compensation	13,304	15,544
Taxes, other than income taxes	1,169	1,664
Accrued interest	2,011	2,392
Other current liabilities	15,687	15,472
Total Current Liabilities	88,312	98,653
Long-term debt	78,654	151,036
Other liabilities	8,970	8,236
Deferred income taxes	3,492	4,265
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,202,391 and 30,495,737; net of treasury shares of 7,350,066 and 7,456,720, respectively)	21,430	18,547
Additional paid-in capital	289,088	209,253
Accumulated other comprehensive loss	(16,498)	(14,541)
Retained deficit	(112,759)	(119,507)
Total Shareholders’ Equity	181,261	93,752
Total Liabilities and Shareholders’ Equity	$360,689	$355,942

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2018	$18,547	$209,253	$(14,541)	$(119,507)	$93,752
Net income	—	—	—	15,452	15,452
Adoption of ASU 2018-02	—	—	(315)	315	—
Foreign currency translation adjustment	—	—	(1,843)	—	(1,843)
Shares issued under incentive plans, net of shares withheld for tax	77	427	—	—	504
Stock compensation expense	—	2,692	—	—	2,692
Pension liability, net of tax of $67	—	—	201	—	201
Shares issued in public offering, net of equity issuance costs	2,806	76,716	—	—	79,522
Declared dividends - $0.27 per share	—	—	—	(9,019)	(9,019)
Balance at June 30, 2018	$21,430	$289,088	$(16,498)	$(112,759)	$181,261

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$15,452	$5,107
Income (loss) from discontinued operations, net of income taxes	(911)	(833)
Income from continuing operations	16,363	5,940
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation	9,042	10,708
Amortization	4,315	4,544
Accelerated depreciation associated with restructuring activities	16	1,929
Non-cash stock-based compensation expense	2,305	1,817
(Gain) loss on disposal of fixed assets	(314)	(1,247)
Impairment charges	308	544
Deferred taxes	—	217
Interest income received (accrued) on note receivable	(14)	(662)
Other	(201)	188
Payments on performance based compensation	(1,249)	(992)
Other long-term liabilities	(63)	(264)
Cash flows provided by (used for) working capital
Accounts receivable	9,106	(979)
Inventories	(2,454)	(1,236)
Prepaid expenses and other current assets	(1,807)	797
Accounts payable and accrued expenses	(8,130)	5,039
Net cash provided by (used for) operating activities - continuing operations	27,223	26,343
Net cash provided by (used for) operating activities - discontinued operations	981	(2,702)
Net cash provided by (used for) operating activities	28,204	23,641
Cash Flows From Investing Activities
Capital expenditures	(2,318)	(2,326)
Proceeds from sale of property, plant and equipment	2,633	1,822
Net cash provided by (used for) investing activities - continuing operations	315	(504)
Net cash provided by (used for) investing activities - discontinued operations	—	79
Net cash provided by (used for) investing activities	315	(425)
Cash Flows From Financing Activities
Net borrowings (repayments) on credit facility	(72,491)	(18,942)
Cash dividends paid	(8,287)	(8,147)
Proceeds from issuance of common stock	875	2,001
Proceeds from public offering of common stock, net of equity issuance costs	79,522	—
Shares withheld for employee taxes on equity awards	(371)	(273)
Deferred financing costs	—	(1,030)
Net cash provided by (used for) financing activities - continuing operations	(752)	(26,391)
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(752)	(26,391)
Foreign exchange rate effect on cash	(6)	(33)
Less: Net increase (decrease) in cash classified within discontinued operations	—	(2,590)
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,761	(618)
Cash, cash equivalents, and restricted cash at January 1	11,179	11,039
Cash, cash equivalents, and restricted cash at June 30	$38,940	$10,421

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2018.

Accounting Standards Adopted

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act. The Company recognized the estimated income tax effects of the Tax Cuts and Jobs Act in its 2017 consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 118. Refer to Note 15 for further information regarding the provisional amounts recorded by the Company.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new standard also requires certain disclosures about stranded tax effects. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (as further discussed in Note 15) is recognized. The Company early adopted this standard effective January 1, 2018 and as a result of adopting this standard, $315 of stranded tax effects were reclassified from accumulated other comprehensive income to retained earnings in the first quarter of 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet, and disclose key information about the amount, timing and uncertainty of cash flows arising from leasing arrangements. The new standard is effective for the Company beginning January 1, 2019, and must be adopted using either the modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented or the optional transition approach, which requires application of the new guidance at the standard’s effective date. The Company will adopt the new guidance effective January 1, 2019 using the optional transition method and has developed an implementation plan. The various activities of this plan include identifying the lease population, quantifying the right to use assets and lease liabilities, evaluating the potential use of the practical expedients available under the new guidance, and designing and implementing any changes to processes or controls necessary for adoption of the new standard.  The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 13, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At June 30, 2018 and December 31, 2017, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated at $75.7 million and $78.0 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2018	$(12,750)	$(1,791)	$(14,541)
Other comprehensive income (loss) before reclassifications	(1,843)	201	(1,642)
Reclassification of stranded tax effects to retained earnings(1)	—	(315)	(315)
Net current-period other comprehensive income (loss)	(1,843)	(114)	(1,957)
Balance at June 30, 2018	$(14,593)	$(1,905)	$(16,498)

(1)	Reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act to retained earnings due to the adoption of ASU 2018-02 during the first quarter of 2018.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

2.  Revenue Recognition

The following tables disaggregate the Company’s revenue by major market:

	For the Three Months Ended June 30, 2018
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$27,046	$—	$—	$27,046
Vehicle	26,758	—	—	26,758
Food and beverage	15,308	—	—	15,308
Industrial	34,018	—	(47)	33,971
Auto aftermarket	—	37,477	—	37,477
Total net sales	$103,130	$37,477	$(47)	$140,560

	For the Six Months Ended June 30, 2018
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$44,277	$—	$—	$44,277
Vehicle	52,301	—	—	52,301
Food and beverage	52,965	—	—	52,965
Industrial	70,396	—	(69)	70,327
Auto aftermarket	—	73,258	—	73,258
Total net sales	$219,939	$73,258	$(69)	$293,128

Revenue is recognized when obligations under the terms of a contract with customers are satisfied. In both the Distribution and Material Handling segments, this generally occurs with the transfer of control of the Company’s products.  This transfer of control may occur at either the time of shipment from a Company facility, or at the time of delivery to a designated customer location. Obligations under contracts with customers are typically fulfilled within 90 days of receiving a purchase order from a customer, and generally no other future obligations are required to be performed.  The Company does not enter into any long-term contracts with customers, greater than one year.  Based on the nature of the Company’s products and customer contracts, the Company has not recorded any deferred revenue, with the exception of cash advances or deposits received from customers prior to transfer of control of the product. These advances are typically fulfilled within the 90 day time frame mentioned above.

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

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to revenue recognition include:

	June 30,	December 31,	Statement of Financial Position
	2018	2017	Classification
Returns, discounts and other allowances	$(1,270)	$(853)	Accounts receivable
Right of return asset	519	433	Inventories, net
Customer deposits	(438)	(140)	Other current liabilities
Accrued rebates	(2,403)	(2,962)	Other current liabilities

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Sales, value added, and other taxes the Company collects concurrent with revenue from customers are excluded from net sales.  The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer.  Costs for shipments to customers are classified as Selling, General and Administrative Expenses for the Company’s manufacturing business and as Cost of Sales for the Company’s distribution business in the accompanying Condensed Consolidated Statements of Operations (Unaudited). The Company incurred costs for shipments to customers of approximately $2.6 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively, and $5.3 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively, in Selling, General and Administrative Expenses and $1.4 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and $2.8 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively, in Cost of Sales. All other internal distribution costs are recorded in Selling, General and Administrative Expenses.

Based on the short term nature of contracts described above, the Company does not incur significant contract acquisition costs. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3.  Impairment Charges

As part of its ongoing strategy, the Company has been evaluating its various real estate holdings over the past two years. As a result of these initiatives, certain buildings have been reclassified to held for sale in 2017 and 2018. Based on the estimated fair value of these buildings (using primarily third party offers considered to be Level 2 inputs), less estimated costs to sell, the Company recorded impairment charges of $0.3 million and $0.5 million during the three and six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company has classified $1.6 million and $0.3 million, respectively, for these buildings as held for sale, in Other Assets in the Condensed Consolidated Statements of Financial Position (Unaudited).

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

The Company has agreed to be the guarantor under a factoring arrangement between the Buyer and Banco Alfa de Investimento S.A. until December 31, 2019 for up to $7 million, in the event the Buyer is unable to meet its obligations under this arrangement. The Company also holds a first lien against certain machinery and equipment, exercisable only upon default by the Buyer under the guaranty. Based on the nature of the guaranty, as well as the existence of the lien, the Company believes the fair value of the guaranty is immaterial (based primarily on Level 3 inputs), and thus has recorded no liability related to this guaranty in the Condensed Consolidated Statement of Financial Position (Unaudited). This guaranty also creates a variable interest to the Company in the Brazil Business. Based on the terms of the transaction and the fact that the Company has no management involvement or voting interests in the Brazil Business following the sale, the Company does not have any power to direct the significant activities of the Brazil Business, and is thus not the primary beneficiary.

On February 17, 2015, the Company sold its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”), a private equity firm, for $110 million, subject to a working capital adjustment of approximately $4.0 million paid to the L&G Buyer in 2016. The terms of the agreement included a $90 million cash payment and promissory notes totaling $20 million that mature in August 2020 with a 6% interest rate, with approximately $8.6 million placed in escrow that was due to be settled by August 2016. The release of these funds had been extended pending the resolution of indemnification claims, as further described in Note 12. In April 2018, the Company reached agreement on the material terms of a settlement, and, as a result, recorded a pre-tax charge of $1.225 million to discontinued operations for the three months ended March 31, 2018. The settlement was finalized and paid in May 2018, and upon settlement and release of any further obligation on behalf of the Company, the remaining $7.4 million was released from escrow to the Company. The fair market value of the notes at the date of the sale was $17.8 million. The carrying value of the notes as of June 30, 2018 was $18.9 million, which represents the fair value at the date of sale plus accretion and is included in Notes Receivable in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The fair value of the notes receivable was calculated using Level 2 inputs as defined in Note 1.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Summarized selected financial information for discontinued operations for the three and six months ended June 30, 2018 and 2017 are presented in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$—	$7,051	$—	$12,182
Cost of sales	—	6,059	—	10,948
Selling, general, and administrative	—	1,385	1,225	2,498
(Gain) loss on disposal of assets	—	14	—	(85)
Interest income, net	—	(75)	—	(230)
Loss from discontinued operations before income tax	—	(332)	(1,225)	(949)
Income tax expense (benefit)	—	157	(314)	(116)
Loss from discontinued operations, net of income tax	$—	$(489)	$(911)	$(833)

Net cash flows provided by discontinued operations in 2018 resulted from the payment of expenses related to the sale of the Brazil Business, the payment of the settlement with the L&G Buyer noted above and partial receipt of the tax benefit from the worthless stock deduction related to the Brazil Business. The worthless stock deduction has allowed the Company to reduce its estimated U.S. federal tax payments to date in 2018 by $4.3 million.

5.  Restructuring

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

All actions under the Plan are substantially completed. The Company incurred $0.1 million and $5.1 million of restructuring charges associated with the planned closure of facilities under the Plan during the six months ended June 30, 2018 and 2017, respectively, and $4.0 million of restructuring charges during the three months ended June 30, 2017. No costs were incurred during the three months ended June 30, 2018. These costs were included in Cost of Sales in the Condensed Consolidated Statement of Operations (Unaudited).

The table below summarizes restructuring activity for the six months ended June 30, 2018:

	Employee Reduction	Accelerated Depreciation	Other Exit Costs	Total
Balance at January 1, 2018	$1,098	$—	$90	$1,188
Charges to expense	31	16	72	119
Cash payments	(893)	—	(162)	(1,055)
Non-cash utilization	—	(16)	—	(16)
Balance at June 30, 2018	$236	$—	$—	$236

In addition to the restructuring costs noted above, the Company also incurred other associated costs of the Plan of $0.2 million and $0.7 million for the three and six months ended June 30, 2017, which are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited), and are primarily related to third party consulting costs. No such costs were incurred for the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2018, the Company recognized a gain of $0.2 million, and for the three and six months ended June 30, 2017, the Company recognized gains of $0.6 million and $1.2 million, respectively, on asset dispositions in connection with the planned facility closures.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

6.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are based on estimates, interim results are subject to change in the final year-end LIFO inventory valuation. During the current year, one inventory pool had a reduction in inventory quantities that is expected to hold through year-end, and therefore an adjustment was recorded for the three and six months ended June 30, 2018 to decrease cost of sales by $0.5 million as a result of the liquidation of LIFO inventories. The estimated interim LIFO adjustment was not material and therefore, no adjustment was recorded for the three and six months ended June 30, 2017.

Inventories consist of the following:

	June 30,	December 31,
	2018	2017
Finished and in-process products	$32,765	$31,307
Raw materials and supplies	16,597	15,859
	$49,362	$47,166

7.  Other Current Liabilities

The balance in other current liabilities is comprised of the following:

	June 30,	December 31,
	2018	2017
Customer deposits and accrued rebates	$2,841	$3,102
Dividends payable	5,210	4,478
Accrued litigation, claims and professional fees	861	417
Current portion of environmental reserves	1,039	1,322
Other accrued expenses	5,736	6,153
	$15,687	$15,472

8.  Goodwill and Intangible Assets

The change in goodwill for the six months ended June 30, 2018 was as follows:

	Distribution	Material Handling	Total
January 1, 2018	$505	$59,466	$59,971
Foreign currency translation	—	(501)	(501)
June 30, 2018	$505	$58,965	$59,470

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite-lived trade names which had a carrying value of $10.0 million at both June 30, 2018 and December 31, 2017.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

9.  Net Income (Loss) per Common Share

Net income (loss) per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding basic	32,606,838	30,154,965	31,561,194	30,097,638
Dilutive effect of stock options and restricted stock	477,702	317,671	520,156	297,779
Weighted average common shares outstanding diluted	33,084,540	30,472,636	32,081,350	30,395,417

Options to purchase 252,132 shares of common stock that were outstanding for the six months ended June 30, 2018, and 281,700 for the three and six months ended June 30, 2017, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. There were no options to purchase shares of common stock excluded from the computation of diluted earnings per share for the three months ended June 30, 2018.

10.  Stock Compensation

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

In March 2018, the Company granted 255,072 stock options with a weighted average exercise price of $21.30 and a weighted average fair value of $6.30. The fair value of options granted is estimated using a binomial lattice option pricing model. Also in March 2018, the Company granted 62,653 and 92,169 time-based and performance-based restricted stock units, respectively, with a weighted average fair value of $21.30. There were no stock-based awards granted in the second quarter of 2018.

Stock compensation expense was approximately $1.2 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and $2.3 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively. These expenses are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at June 30, 2018 was approximately $8.1 million, which will be recognized over the next three years, as such compensation is earned.

11.  Equity

In May 2018, the Company completed a public offering of 4,600,000 shares of its common stock at a price to the public of $18.50 per share. The net proceeds from the offering were approximately $79.5 million, after deducting underwriting discounts and commissions and $0.5 million of offering expenses paid by the Company. The Company used a portion of the net proceeds received from the offering to repay a portion of its outstanding indebtedness during the second quarter of 2018.

12.  Contingencies

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

Based on current available information, management believes that the ultimate outcome of these matters, including those described below, will not have a material adverse effect on our financial position, cash flows or overall trends in our results of operations. However, these matters are subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or in future periods.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) formally informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976, was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries in 1987.  As a result of the EPA Notice Letter, Buckhorn and the Company are engaged in negotiations with the EPA with respect to a draft Administrative Order of Consent (“AOC”) proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives.

Buckhorn and the EPA are attempting to finalize their negotiations on the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The key terms of the AOC and SOW now under discussion include, but are not limited to, scope of the site, categories of and schedules for completion of required tasks, administration of future oversight costs, stipulated penalties, and resolution of any disputed items between the parties. As a result of recent negotiations, the Company recognized expected future EPA oversight costs for the RI/FS of $1 million in 2017. In addition, the AOC will require the Company to provide $2 million of financial assurance to the EPA to secure its performance during the estimated three year life of the RI/FS.  Per federal statutes, this financial assurance can take several forms, including a financial guarantee by the Company, a letter of credit, or a surety bond.  The Company expects to provide this assurance within 30 days following the execution of the AOC, and is currently evaluating the options available under the statute.

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $5.7 million of costs, of which approximately $2.3 million has been paid to date. These costs are comprised primarily of estimates to perform the RI/FS, EPA oversight fees, past cost claims made by the EPA, and related professional fees. No expenses were recorded related to the New Idria Mine in the three and six months ended June 30, 2018 or 2017. As of June 30, 2018, the Company has a total reserve of $3.4 million related to the New Idria Mine, of which $0.7 million is classified in Other Current Liabilities and $2.7 million in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  No costs were incurred related to New Almaden in the three and six months ended June 30, 2018 or 2017. As of June 30, 2018, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The project has not yet been implemented though significant work on design and planning has been performed. Based on the latest report from the County, field work on the project is expected to commence in 2019.  As work on the project occurs, it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information.  In addition, the Company may have claims against and defenses to claims by the County under the 2005 agreement that could reduce or offset its obligation for reimbursement of some of these potential additional costs. With the assistance of environmental consultants, the Company will closely monitor this matter and will continue to assess its reserves as additional information becomes available.

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

In April 2018, the Company reached agreement on the material terms of a settlement, and as a result, recorded a pre-tax charge of $1.225 million to discontinued operations for the three months ended March 31, 2018. The settlement agreement was finalized in May 2018, and the settlement amount was funded from the escrow account. In addition, upon settlement and release of any further obligation on behalf of the Company, the remaining $7.4 million was released from escrow to the Company in the second quarter of 2018.

13.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	June 30,	December 31,
	2018	2017
Loan Agreement	$2,057	$74,632
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	15,000	15,000
5.45% Senior Unsecured Notes due 2026	12,000	12,000
	80,057	152,632
Less unamortized deferred financing costs	1,403	1,596
	$78,654	$151,036

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022. The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At June 30, 2018, $78 million of the Notes were outstanding.

Under the terms of the Loan Agreement, the Company may borrow up to $200 million, reduced for letters of credit issued. As of June 30, 2018, the Company had $193.5 million available under the Loan Agreement. The Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at June 30, 2018. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The weighted average interest rate on borrowings under the Company’s long-term debt was 5.82% and 4.87% for the three months ended June 30, 2018 and 2017, respectively, and 5.55% and 4.99% for the six months ended June 30, 2018 and 2017, respectively, which includes a quarterly facility fee on the used and unused portion.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

As of June 30, 2018, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted).

14.  Retirement Plans

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

Net periodic pension cost is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$56	$63	$112	$126
Expected return on assets	(79)	(74)	(158)	(148)
Amortization of net loss	21	24	42	48
Net periodic pension cost	$(2)	$13	$(4)	$26

The Company does not expect to make a contribution to the plan in 2018.

15.  Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”). Effective January 1, 2018, the Tax Act establishes a corporate income tax rate of 21%, replacing the 35% rate, and creates a territorial tax system rather than a worldwide system, which generally eliminates the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system included a one-time deemed repatriation transition tax (“Transition Tax”) on certain foreign earnings previously untaxed in the United States. The Company has made reasonable estimates for certain provisions under the Tax Act and recorded a provisional net benefit to income tax expense of $1.2 million related to its enactment for the year ended December 31, 2017. This net benefit included a provisional deferred tax benefit of $3.0 million related to revaluing the net U.S. deferred tax liabilities to reflect the lower U.S. corporate tax rate. The deferred tax benefit was offset by a provision of $1.8 million related to the Transition Tax. In general, the Transition Tax imposed by the Tax Act results in the taxation of foreign earnings and profits (“E&P”) at a 15.5% rate on liquid assets and 8% on the remaining unremitted foreign E&P, both net of foreign tax credits. The provisional amounts for the Transition Tax recorded by the Company in 2017 included the undistributed E&P for all the Company’s foreign subsidiaries.

Additional provisions of the Tax Act which may have an impact to the Company beginning in 2018 include, but are not limited to, the repeal of the domestic production deduction, limitations on interest expense deductions, accelerated depreciation that will allow for full expensing of qualified property, provisions related to performance-based executive compensation and other international provisions resulting from the territorial tax system established, as noted above. The Company has included provisional estimates of the impact of these changes, as applicable, in its estimated tax rate for the three and six months ended June 30, 2018.

In response to the complexities and timing of issuance of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). Management believes that it has made reasonable estimates of the impacts of the Tax Act in its 2017 consolidated financial statements. However, as the Company completes its analysis of the Tax Act, collects further data and reviews additional information and guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the provisional amounts included in the 2017 financial statements may be subject to adjustment. Per the guidance in SAB 118, adjustments to the provisional amounts recorded by the Company in 2017 that are identified within a subsequent period of up to one year from the enactment date will be included as an adjustment in the period the amounts are determined. Income tax expense for the three and six months ended June 30, 2018 did not reflect any adjustment to the previously recognized provisional amounts under the Tax Act as discussed above.

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

The Company’s effective tax rate was 27.0% and 26.2% for the three and six months ended June 30, 2018, respectively, compared to 39.6%  and 41.2% for the three and six months ended June 30, 2017, respectively.  The primary reason for the decrease in the effective rate was due to the enactment of the Tax Act in December 2017, which reduced the U.S. federal corporate rate from 35% to 21%, effective January 1, 2018. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.4 million at June 30, 2018 and December 31, 2017.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of June 30, 2018, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2014. The Company is subject to state and local examinations for tax years of 2013 through 2017. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2013 through 2017.

16.  Leases

On February 27, 2018, the Company completed a sale-leaseback transaction for its distribution center in Pomona, California for a net purchase price of $2.3 million. The Company realized a gain on the sale of $2.0 million, of which $0.7 million was recognized during the three months ended March 31, 2018. The remaining $1.3 million is being recognized ratably over the term of the ten-year lease at approximately $0.1 million per year. Simultaneous with closing the sale, the Company entered into a ten-year operating lease arrangement with base annual rent of approximately $0.1 million during the first year, followed by annual increases of 3% through the remainder of the lease period. This facility is included in the Company’s Distribution Segment.

17.  Industry Segments

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

Total sales from foreign business units were approximately $13.1 million and $12.4 million for the three months ended June 30, 2018 and 2017, respectively, and $24.6 million and $27.2 million for the six months ended June 30, 2018 and 2017, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Summarized segment detail for the three and six months ended June 30, 2018 and 2017 are presented in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales
Material Handling	$103,130	$96,026	$219,939	$194,508
Distribution	37,477	39,258	73,258	77,832
Inter-company sales	(47)	(32)	(69)	(516)
Total net sales	$140,560	$135,252	$293,128	$271,824

Income (loss) from continuing operations before income taxes
Material Handling	$17,323	$7,814	$34,053	$20,660
Distribution	2,786	3,025	4,524	4,563
Corporate	(6,998)	(4,871)	(13,444)	(11,139)
Total operating income	13,111	5,968	25,133	14,084
Interest expense, net	(1,313)	(1,860)	(2,952)	(3,990)
Income from continuing operations before income taxes	$11,798	$4,108	$22,181	$10,094

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Net Sales:

(dollars in millions)	Three Months Ended June 30,
Segment	2018	2017	Change	% Change
Material Handling	$103.1	$96.0	$7.1	7%
Distribution	37.5	39.3	(1.8)	(5)%
Inter-company sales	—	—	—
Total net sales	$140.6	$135.3	$5.3	4%

Net sales for the three months ended June 30, 2018 were $140.6 million, an increase of $5.3 million or 4% compared to the three months ended June 30, 2017. Net sales were positively impacted by higher sales volume of approximately $1.4 million, higher pricing of $3.5 million, and the effect of favorable currency translation of $0.4 million.

Net sales in the Material Handling Segment increased $7.1 million or 7% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in net sales was due to higher sales volume of approximately $3.5 million, mainly due to increased demand in the Company’s consumer, vehicle and food and beverage markets, higher pricing of $3.2 million, and the effect of favorable foreign currency translation of $0.4 million.

Net sales in the Distribution Segment decreased $1.8 million or 5% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily the result of lower sales volume of approximately $2.1 million offset by higher pricing of $0.3 million. This decrease was driven by salesforce turnover in certain territories, which resulted in coverage gaps and lower sales volumes in those territories.

Cost of Sales & Gross Profit:

	Three Months Ended June 30,
(dollars in millions)	2018	2017	Change	% Change
Cost of sales	$92.6	$97.0	$(4.4)	(5)%
Gross profit	$48.0	$38.3	$9.7	25%
Gross profit as a percentage of sales	34.1%	28.3%

Gross profit margin increased to 34.1% in the three months ended June 30, 2018 compared to 28.3% for the three months ended June 30, 2017, primarily due to higher pricing of $3.5 million and cost savings realized in the current year as a result of the restructuring plan within the Material Handling Segment, as well as the non-recurring restructuring costs of $4.0 million incurred in the prior year. This was partially offset by higher raw material costs and unfavorable mix within the higher sales volumes noted above.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,
(dollars in millions)	2018	2017	Change	% Change
SG&A expenses	$34.5	$32.1	$2.4	7%
SG&A expenses as a percentage of sales	24.5%	23.7%

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2018 were $34.5 million, an increase of $2.4 million or 7% compared to the same period in the prior year. SG&A expenses in the second quarter 2018 were primarily impacted by higher incentive compensation and other employee-related costs of $1.4 million, higher freight costs of $0.5 million, and higher legal and professional fees of $0.4 million.

Restructuring:

As further discussed in Note 5, the Company initiated a restructuring plan within the Material Handling Segment during the first quarter of 2017. The Plan is substantially completed and no costs were incurred during the three months ended June 30, 2018. The Company incurred a total of $4.0 million of restructuring costs in connection with the Plan during the three months ended June 30, 2017. The Company also recognized $0.2 million and $0.6 million in gains on asset dispositions in connection with the planned facility closures during the three months ended June 30, 2018 and 2017, respectively.

As previously announced, the Company expects to save approximately $10 million on an annual basis, of which $8 million is expected to be realized in 2018.

(Gain) Loss on Disposal of Fixed Assets:

The loss on disposal of fixed assets for the three months ended June 30, 2018 was $0.1 million compared to a gain of $0.4 million in the prior year. The gains in the second quarter of 2017 were primarily due to asset dispositions in connection with the planned facility closures associated with the restructuring plan within the Material Handling Segment.

Net Interest Expense:

	Three Months Ended June 30,
(dollars in millions)	2018	2017	Change	% Change
Net interest expense	$1.3	$1.9	$(0.6)	(32)%
Average outstanding borrowings, net	$114.5	$180.8	$(66.3)	(37)%
Weighted-average borrowing rate	5.82%	4.87%

Net interest expense for the three months ended June 30, 2018 of $1.3 million decreased 32% compared with $1.9 million for the three months ended June 30, 2017, driven by lower average outstanding borrowings for the period.

Income Taxes:

	Three Months Ended June 30,
(dollars in millions)	2018	2017
Income from continuing operations before income taxes	$11.8	$4.1
Income tax expense	$3.2	$1.6
Effective tax rate	27.0%	39.6%

The Company’s effective tax rate of 27.0% for the three months ended June 30, 2018, decreased when compared with 39.6% for the three months ended June 30, 2017, primarily due to the enactment of the Tax Act in December 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, as discussed in Note 15. This impact was partially offset by the elimination of the domestic production deduction in the U.S. as a result of the Tax Act.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $0.5 million for the three months ended June 30, 2017, which was a result of the operations of the Brazil Business. There was no income or loss from discontinued operations for the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Net Sales:

(dollars in millions)	Six Months Ended June 30,
Segment	2018	2017	Change	% Change
Material Handling	$219.9	$194.5	$25.4	13%
Distribution	73.3	77.8	(4.5)	(6)%
Inter-company elimination	(0.1)	(0.5)	0.4
Total net sales	$293.1	$271.8	$21.3	8%

Net sales for the six months ended June 30, 2018 were $293.1 million, an increase of $21.3 or 8% compared to the six months ended June 30, 2017. Net sales were positively impacted by higher sales volume of approximately $12.8 million, higher pricing of $7.6 million, and the effect of favorable currency translation of $0.9 million.

Net sales in the Material Handling Segment increased $25.4 million or 13% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in net sales was due to higher sales volume of $17.5 million, driven primarily by demand in the food and beverage market, higher pricing of $7.0 million, and the effect of favorable foreign currency translation of $0.9 million.

Net sales in the Distribution Segment decreased $4.5 million or 6% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily the result of lower sales volume of approximately $5.1 million offset by higher pricing of $0.6 million. This decrease was driven by salesforce turnover in certain territories, which resulted in coverage gaps and lower sales volumes in those territories. In addition, a portion of this volume decline resulted from the strategic decision to exit a low margin product line with a customer in early 2017, which contributed to overall gross margin improvement in this segment.

Cost of Sales & Gross Profit:

	Six Months Ended June 30,
(dollars in millions)	2018	2017	Change	% Change
Cost of sales	$198.0	$191.8	$6.2	3%
Gross profit	$95.1	$80.1	$15.0	19%
Gross profit as a percentage of sales	32.4%	29.5%

Gross profit margin increased to 32.4% in the six months ended June 30, 2018 compared to 29.5% for the six months ended June 30, 2017, primarily due to higher pricing of $7.6 million and cost savings realized in the current year as a result of the restructuring plan within the Material Handling Segment, as well as non-recurring restructuring costs of $5.1 million incurred in the prior year. This was partially offset by higher raw material costs and unfavorable mix within the higher sales volumes noted above.

Selling, General and Administrative Expenses:

	Six Months Ended June 30,
(dollars in millions)	2018	2017	Change	% Change
SG&A expenses	$70.0	$66.7	$3.3	5%
SG&A expenses as a percentage of sales	23.9%	24.5%

SG&A expenses for the six months ended June 30, 2018 were $70.0 million, an increase of $3.3 million or 5% compared to the same period in the prior year.  SG&A expenses in 2018 were primarily impacted by higher incentive compensation and other employee-related costs of $3.2 million, higher freight costs of $0.9 million, and higher legal and professional fees of $0.4 million, partially offset by non-recurring restructuring-related costs of $0.7 million incurred in the prior year and lower depreciation and amortization expense of $0.6 million.

Restructuring:

As further discussed in Note 5, the Company initiated a restructuring plan within the Material Handling Segment during the first quarter of 2017. The Plan is substantially completed. The Company incurred a total of $0.1 million and $5.1 million of restructuring costs in connection with the Plan during the six months ended June 30, 2018 and 2017, respectively. The Company also recognized $0.2 million and $1.2 million in gains on asset dispositions in connection with the planned facility closures during the six months ended June 30, 2018 and 2017, respectively.

As previously announced, the Company expects to save approximately $10 million on an annual basis, of which $8 million is expected to be realized in 2018.

(Gain) Loss on Disposal of Fixed Assets:

The gain on disposal of fixed assets for the six months ended June 30, 2018 was $0.3 million compared to a gain of $1.2 million in the prior year. The gains in the first half of 2018 were primarily due to the sale and leaseback of the distribution center in Pomona, California, as discussed in Note 16. The gains in the first half of 2017 were primarily due to asset dispositions in connection with the planned facility closures associated with the restructuring plan within the Material Handling Segment.

Net Interest Expense:

	Six Months Ended June 30,
(dollars in millions)	2018	2017	Change	% Change
Net interest expense	$3.0	$4.0	$(1.0)	(25)%
Average outstanding borrowings, net	$131.6	$186.6	$(55.0)	(29)%
Weighted-average borrowing rate	5.55%	4.99%

Net interest expense for the six months ended June 30, 2018 was $3.0 million compared to $4.0 million during the six months ended June 30, 2017. The decrease in net interest expense is due to lower average outstanding borrowings during the six months ended June 30, 2018 as compared to the same period in 2017.

Income Taxes:

	Six Months Ended June 30,
(dollars in millions)	2018	2017
Income from continuing operations before income taxes	$22.2	$10.1
Income tax expense	$5.8	$4.2
Effective tax rate	26.2%	41.2%

The Company’s effective tax rate of 26.2% for the six months ended June 30, 2018, decreased when compared with 41.2% for the six months ended June 30, 2017, primarily due to the enactment of the Tax Act in December 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, as discussed in Note 15.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $0.9 million for the six months ended June 30, 2018 compared to loss of $0.8 million for the six months ended June 30, 2017. In 2018, this result included a charge of $0.9 million, net of tax of $0.3 million, as a result of a settlement with the L&G Buyer related to the indemnification claims further discussed in Note 12. The loss in 2017 was a result of the operations of the Brazil Business.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash generated from its operating and financing activities. The cash flows from operating activities are driven primarily by its operating results and changes in its working capital requirements which is supplemented by the Company’s utilization of its current credit facilities. In addition, the Company completed a public equity offering in the second quarter of 2018 that generated $79.5 million of net proceeds. The Company used a portion of the net proceeds received from the offering to repay a portion of its outstanding indebtedness during the second quarter of 2018 and intends to use the remaining proceeds to fund the growth of the business, including through selective acquisitions, and for other general corporate purposes.

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities from continuing operations was $27.2 million for the six months ended June 30, 2018, compared to $26.3 million in the same period in 2017. The increase was due to an increase in income from continuing operations of $10.4 million offset by changes in working capital of $6.9 million, which was primarily driven by the higher overall volume during 2018 compared to 2017.

Net cash provided by operating activities from discontinued operations was $1.0 million in 2018 and resulted from the payment of expenses related to the sale of the Brazil Business and the payment of the settlement with the L&G Buyer, more than offset by the partial receipt of the tax benefit from the worthless stock deduction related to the Brazil Business (see Note 4). The worthless stock deduction has allowed the Company to reduce its estimated federal tax payments to date in 2018 by $4.3 million.

Investing Activities

Net cash provided by investing activities from continuing operations was $0.3 million for the six months ended June 30, 2018 compared to cash used of $0.5 million for the six months ended June 30, 2017. The Company received proceeds of $2.6 million in the first half of 2018 from the sale of fixed assets, a significant portion of which was derived from the sale and leaseback of the distribution center in Pomona, California. The Company received proceeds of $1.8 million in the first half of 2017 from the sale of fixed assets, which were primarily due to asset dispositions in connection with the planned facility closures associated with the restructuring plan with the Material Handling Segment. Capital expenditures were $2.3 million for the six months ended June 30, 2018 and 2017. Full year capital expenditures in 2018 are expected to be approximately $10 to $12 million.

Financing Activities

The Company received net proceeds of $79.5 million from the public offering of common stock in the current year. Net payments on the credit facility were $72.5 million for the six months ended June 30, 2018 compared to $18.9 million for the six months ended June 30, 2017.  The Company used cash to pay dividends of $8.3 million and $8.1 million for the six months ended June 30, 2018 and 2017, respectively.

Credit Sources

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022.  The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At June 30, 2018, $78 million of the Notes were outstanding.

Total debt outstanding at June 30, 2018 was $78.7 million, net of $1.4 million of deferred financing costs, compared with $151.0 million at December 31, 2017. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of June 30, 2018, the Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business and there was $193.5 million available under our Loan Agreement.

As of June 30, 2018, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended June 30, 2018 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	9.10
Leverage Ratio	3.25 to 1 (maximum)	1.21

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Accordingly, based on current debt levels at June 30, 2018, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.1 million annually.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $5 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the statements of operations. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At June 30, 2018, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2018, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 12, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2013, the Board authorized the repurchase of up to 5.0 million shares of its common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to 5.0 million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase. The Company has repurchased a total of 5,547,665 shares of its common stock under this program and as of June 30, 2018, 2,452,335 shares of common stock remain available for repurchase under the Board authorization. The Company did not repurchase any shares of its common stock during the three months ended June 30, 2018.

Item 6. Exhibits

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

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statement of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MYERS INDUSTRIES, INC.
August 3, 2018	/s/ Matteo Anversa
Matteo Anversa
Executive Vice President Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
August 3, 2018	/s/ Kevin L. Brackman
Kevin L. Brackman
Vice President Chief Accounting Officer (Principal Accounting Officer)