Form 10-Q
period 2018-09-30
MYERS INDUSTRIES INC
filed 2018-11-06
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2018
Common Stock, without par value	35,352,452 shares

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$135,219	$135,113	$428,347	$406,937
Cost of sales	93,128	95,970	291,150	287,741
Gross profit	42,091	39,143	137,197	119,196
Selling, general and administrative expenses	34,381	35,107	104,360	101,779
(Gain) loss on disposal of fixed assets	218	(2,765)	(96)	(4,012)
Impairment charges	—	—	308	544
Other expenses	33,331	—	33,331	—
Operating income (loss)	(25,839)	6,801	(706)	20,885
Interest expense, net	883	1,838	3,835	5,828
Income (loss) from continuing operations before income taxes	(26,722)	4,963	(4,541)	15,057
Income tax expense (benefit)	(5,585)	1,880	233	6,034
Income (loss) from continuing operations	(21,137)	3,083	(4,774)	9,023
Income (loss) from discontinued operations, net of income tax	(2)	174	(913)	(659)
Net income (loss)	$(21,139)	$3,257	$(5,687)	$8,364
Income (loss) per common share from continuing operations:
Basic	$(0.60)	$0.10	$(0.15)	$0.30
Diluted	$(0.60)	$0.10	$(0.15)	$0.30
Income (loss) per common share from discontinued operations:
Basic	$—	$0.01	$(0.02)	$(0.02)
Diluted	$—	$0.01	$(0.02)	$(0.02)
Net income (loss) per common share:
Basic	$(0.60)	$0.11	$(0.17)	$0.28
Diluted	$(0.60)	$0.11	$(0.17)	$0.28
Dividends declared per share	$0.14	$0.14	$0.41	$0.41

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(21,139)	$3,257	$(5,687)	$8,364
Other comprehensive income (loss)
Adoption of ASU 2018-02	—	—	(315)	—
Foreign currency translation adjustment	649	2,380	(1,194)	3,491
Pension liability, net of tax expense of $67 in 2018	—	—	201	—
Total other comprehensive income (loss)	649	2,380	(1,308)	3,491
Comprehensive income (loss)	$(20,490)	$5,637	$(6,995)	$11,855

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2018	2017
Assets
Current Assets
Cash	$46,505	$2,520
Restricted cash	—	8,659
Accounts receivable, less allowances of $2,375 and $1,777, respectively	69,250	76,509
Income tax receivable	7,043	12,954
Inventories, net	44,310	47,166
Prepaid expenses and other current assets	3,050	2,204
Total Current Assets	170,158	150,012
Other Assets
Property, plant, and equipment, net	73,011	83,904
Goodwill	59,666	59,971
Intangible assets, net	32,518	39,049
Deferred income taxes	4,858	120
Notes receivable	—	18,737
Other	1,242	4,149
Total Assets	$341,453	$355,942

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$51,375	$63,581
Accrued expenses
Employee compensation	15,763	15,544
Taxes, other than income taxes	1,270	1,664
Accrued interest	1,015	2,392
Other current liabilities	16,814	15,472
Total Current Liabilities	86,237	98,653
Long-term debt	76,693	151,036
Other liabilities	19,264	8,236
Deferred income taxes	202	4,265
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,351,248 and 30,495,737; net of treasury shares of 7,201,209 and 7,456,720, respectively)	21,523	18,547
Additional paid-in capital	292,097	209,253
Accumulated other comprehensive loss	(15,849)	(14,541)
Retained deficit	(138,714)	(119,507)
Total Shareholders’ Equity	159,057	93,752
Total Liabilities and Shareholders’ Equity	$341,453	$355,942

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2018	$18,547	$209,253	$(14,541)	$(119,507)	$93,752
Net loss	—	—	—	(5,687)	(5,687)
Adoption of ASU 2018-02	—	—	(315)	315	—
Foreign currency translation adjustment	—	—	(1,194)	—	(1,194)
Shares issued under incentive plans, net of shares withheld for tax	170	2,209	—	—	2,379
Stock compensation expense	—	3,919	—	—	3,919
Pension liability, net of tax of $67	—	—	201	—	201
Shares issued in public offering, net of equity issuance costs	2,806	76,716	—	—	79,522
Declared dividends - $0.41 per share	—	—	—	(13,835)	(13,835)
Balance at September 30, 2018	$21,523	$292,097	$(15,849)	$(138,714)	$159,057

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$(5,687)	$8,364
Income (loss) from discontinued operations, net of income taxes	(913)	(659)
Income (loss) from continuing operations	(4,774)	9,023
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities
Depreciation	13,329	15,226
Amortization	6,455	6,722
Accelerated depreciation associated with restructuring activities	16	2,018
Non-cash stock-based compensation expense	3,532	2,873
(Gain) loss on disposal of fixed assets	(96)	(4,012)
Provision for loss on note receivable	23,008	—
Impairment charges	308	544
Deferred taxes	(7,666)	101
Interest income received (accrued) on note receivable	(361)	(999)
Other	211	39
Payments on performance based compensation	(1,249)	(1,010)
Other long-term liabilities	10,010	(102)
Cash flows provided by (used for) working capital
Accounts receivable	7,890	(5,820)
Inventories	2,708	(1,608)
Prepaid expenses and other current assets	(853)	1,639
Accounts payable and accrued expenses	(11,347)	15,650
Net cash provided by (used for) operating activities - continuing operations	41,121	40,284
Net cash provided by (used for) operating activities - discontinued operations	858	(4,158)
Net cash provided by (used for) operating activities	41,979	36,126
Cash Flows From Investing Activities
Capital expenditures	(3,560)	(5,109)
Proceeds from sale of property, plant and equipment	2,633	7,925
Net cash provided by (used for) investing activities - continuing operations	(927)	2,816
Net cash provided by (used for) investing activities - discontinued operations	—	131
Net cash provided by (used for) investing activities	(927)	2,947
Cash Flows From Financing Activities
Net borrowings (repayments) on credit facility	(74,557)	(31,397)
Cash dividends paid	(13,039)	(12,230)
Proceeds from issuance of common stock	2,825	2,524
Proceeds from public offering of common stock, net of equity issuance costs	79,522	—
Shares withheld for employee taxes on equity awards	(446)	(273)
Deferred financing costs	—	(1,030)
Net cash provided by (used for) financing activities - continuing operations	(5,695)	(42,406)
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(5,695)	(42,406)
Foreign exchange rate effect on cash	(31)	(28)
Less: Net increase (decrease) in cash classified within discontinued operations	—	(3,890)
Net increase (decrease) in cash, cash equivalents, and restricted cash	35,326	529
Cash, cash equivalents, and restricted cash at January 1	11,179	11,039
Cash, cash equivalents, and restricted cash at September 30	$46,505	$11,568

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2018.

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

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted and this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20). This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for annual periods ending after December 15, 2020, with early adoption permitted and should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. Certain disclosures in this ASU are required to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet, and disclose key information about the amount, timing and uncertainty of cash flows arising from leasing arrangements. The new standard is effective for the Company beginning January 1, 2019, and must be adopted using either the modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented or the optional transition approach, which requires application of the new guidance at the standard’s effective date. The Company will adopt the new guidance effective January 1, 2019 using the optional transition method. The Company is currently designing and implementing changes to process, controls and systems, where necessary, to address the requirements of the new standard upon adoption. Based on the current lease population identified, the adoption of this standard is expected to have a material impact on the Company’s consolidated financial position due to the recognition of the right-of-use assets and lease liabilities associated with operating leases. The Company also expects to record a cumulative-effect adjustment to retained earnings upon adoption to recognize the remaining deferred gain on the sale-leaseback transaction that occurred prior to the date of initial application. It is not expected that the adoption of this standard will have a material impact on the consolidated results of operations or cash flows.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 13, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At September 30, 2018 and December 31, 2017, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated at $76.2 million and $78.0 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2018	$(12,750)	$(1,791)	$(14,541)
Other comprehensive income (loss) before reclassifications	(1,194)	201	(993)
Reclassification of stranded tax effects to retained earnings(1)	—	(315)	(315)
Net current-period other comprehensive income (loss)	(1,194)	(114)	(1,308)
Balance at September 30, 2018	$(13,944)	$(1,905)	$(15,849)

(1)	Reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act to retained earnings due to the adoption of ASU 2018-02 during the first quarter of 2018.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

2.  Revenue Recognition

The following tables disaggregate the Company’s revenue by major market:

	For the Three Months Ended September 30, 2018
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$20,048	$—	$—	$20,048
Vehicle	23,037	—	—	23,037
Food and beverage	19,159	—	—	19,159
Industrial	35,438	—	(20)	35,418
Auto aftermarket	—	37,557	—	37,557
Total net sales	$97,682	$37,557	$(20)	$135,219

	For the Nine Months Ended September 30, 2018
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$64,325	$—	$—	$64,325
Vehicle	75,338	—	—	75,338
Food and beverage	72,124	—	—	72,124
Industrial	105,834	—	(89)	105,745
Auto aftermarket	—	110,815	—	110,815
Total net sales	$317,621	$110,815	$(89)	$428,347

Revenue is recognized when obligations under the terms of a contract with customers are satisfied. In both the Distribution and Material Handling segments, this generally occurs with the transfer of control of the Company’s products.  This transfer of control may occur at either the time of shipment from a Company facility, or at the time of delivery to a designated customer location. Obligations under contracts with customers are typically fulfilled within 90 days of receiving a purchase order from a customer, and generally no other future obligations are required to be performed.  The Company does not enter into any long-term contracts with customers greater than one year.  Based on the nature of the Company’s products and customer contracts, the Company has not recorded any deferred revenue, with the exception of cash advances or deposits received from customers prior to transfer of control of the product. These advances are typically fulfilled within the 90 day time frame mentioned above.

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

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to revenue recognition include:

	September 30,	December 31,	Statement of Financial Position
	2018	2017	Classification
Returns, discounts and other allowances	$(1,272)	$(853)	Accounts receivable
Right of return asset	529	433	Inventories, net
Customer deposits	(1,099)	(140)	Other current liabilities
Accrued rebates	(2,177)	(2,962)	Other current liabilities

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Sales, value added, and other taxes the Company collects concurrent with revenue from customers are excluded from net sales.  The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer.  Costs for shipments to customers are classified as Selling, General and Administrative Expenses for the Company’s manufacturing business and as Cost of Sales for the Company’s distribution business in the accompanying Condensed Consolidated Statements of Operations (Unaudited). The Company incurred costs for shipments to customers of approximately $2.1 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively, and $7.4 million and $6.2 million for the nine months ended September 30, 2018 and 2017, respectively, in Selling, General and Administrative Expenses and $1.4 million and $1.5 million for the three months ended September 30, 2018 and 2017, respectively, and $4.2 million and $4.5 million for the nine months ended September 30, 2018 and 2017, respectively, in Cost of Sales. All other internal distribution costs are recorded in Selling, General and Administrative Expenses.

Based on the short term nature of contracts described above, the Company does not incur significant contract acquisition costs. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3.  Impairment Charges

As part of its ongoing strategy, the Company has been evaluating its various real estate holdings over the past two years. As a result of these initiatives, certain buildings have been reclassified to held for sale in 2017 and 2018. Based on the estimated fair value of these buildings (using primarily third party offers considered to be Level 2 inputs), less estimated costs to sell, the Company recorded impairment charges of $0.3 million and $0.5 million during the nine months ended September 30, 2018 and 2017, respectively. No impairment charges related to these initiatives were recorded during the three months ended September 30, 2018 and 2017. As of December 31, 2017, the Company had classified $0.3 million for these buildings as held for sale, in Other Assets in the Condensed Consolidated Statements of Financial Position (Unaudited). No assets were classified as held for sale as of September 30, 2018.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

During the third quarter of 2018, management of the Lawn and Garden business, now named HC Companies, Inc. (“HC”), requested an extension to the maturity of the notes as part of an effort to restructure their debt. The Company believes there is uncertainty about the ability to collect on the notes and corresponding accrued interest. The fair market value of the notes at the date of the sale was $17.8 million. The fair value of the notes receivable was calculated using Level 2 inputs as defined in Note 1. The carrying value of the notes as of September 30, 2018 was $19.1 million, which represents the fair value at the date of sale plus accretion and is included in Notes Receivable in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). As a result of the uncertainty regarding the ability to collect on the notes and corresponding accrued interest, the Company recorded a provision for expected loss of $23.0 million within continuing operations to Other Expenses in the Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2018 based on the carrying value of the notes and corresponding accrued interest at September 30, 2018. In connection with the financial risk described above with HC, the Company further assessed its potential obligations under a lease guarantee granted as part of the sale of the Lawn and Garden business. Refer to Note 12 for further information with regards to this obligation.

Summarized selected financial information for discontinued operations for the three and nine months ended September 30, 2018 and 2017 are presented in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$—	$8,963	$—	$21,145
Cost of sales	—	7,368	—	18,316
Selling, general, and administrative	123	1,284	1,348	3,782
(Gain) loss on disposal of assets	—	21	—	(64)
Interest income, net	—	(53)	—	(283)
Income (loss) from discontinued operations before income tax	(123)	343	(1,348)	(606)
Income tax expense (benefit)	(121)	169	(435)	53
Income (loss) from discontinued operations, net of income tax	$(2)	$174	$(913)	$(659)

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

All actions under the Plan are substantially completed. The Company incurred $0.1 million and $7.1 million of restructuring charges associated with the planned closure of facilities under the Plan during the nine months ended September 30, 2018 and 2017, respectively, and $2.1 million of restructuring charges during the three months ended September 30, 2017. No costs were incurred during the three months ended September 30, 2018. These costs were presented in the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$—	$1,908	$119	$6,968
Selling, general and administrative expenses	—	164	—	164
	$—	$2,072	$119	$7,132

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The table below summarizes restructuring activity for the nine months ended September 30, 2018:

	Employee Reduction	Accelerated Depreciation	Other Exit Costs	Total
Balance at January 1, 2018	$1,098	$—	$90	$1,188
Charges to expense	31	16	72	119
Cash payments	(1,035)	—	(162)	(1,197)
Non-cash utilization	—	(16)	—	(16)
Balance at September 30, 2018	$94	$—	$—	$94

In addition to the restructuring costs noted above, the Company also incurred other associated costs of the Plan of $0.3 million and $1.0 million for the three and nine months ended September 30, 2017, which are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited), and are primarily related to third party consulting costs. No such costs were incurred for the three and nine months ended September 30, 2018.

For the three and nine months ended September 30, 2018, the Company recognized a gain of $0.2 million, and for the three and nine months ended September 30, 2017, the Company recognized gains of $2.8 million and $4.1 million, respectively, on asset dispositions in connection with the planned facility closures.

6.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are based on estimates, interim results are subject to change in the final year-end LIFO inventory valuation. During the current year, one inventory pool had a reduction in inventory quantities that is expected to hold through year-end, and therefore an adjustment was recorded for the nine months ended September 30, 2018 to decrease cost of sales by $0.5 million as a result of the liquidation of LIFO inventories. No adjustment was recorded for the three months ended September 30, 2018 as the estimated interim LIFO adjustment was not material.

In the prior year, one inventory pool had an increase in commodity costs that was expected to hold through year-end, and therefore, an adjustment of $0.4 million was made to increase the LIFO reserve and cost of sales for the three and nine months ended September 30, 2017.

Inventories consisted of the following:

	September 30,	December 31,
	2018	2017
Finished and in-process products	$28,772	$31,307
Raw materials and supplies	15,538	15,859
	$44,310	$47,166

7.  Other Liabilities

The balance in other current liabilities is comprised of the following:

	September 30,	December 31,
	2018	2017
Customer deposits and accrued rebates	$3,276	$3,102
Dividends payable	5,273	4,478
Accrued litigation, claims and professional fees	690	417
Current portion of environmental reserves	1,015	1,322
Other accrued expenses	6,560	6,153
	$16,814	$15,472

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The balance in other liabilities (long-term) is comprised of the following:

	September 30,	December 31,
	2018	2017
Lease guarantee obligation	$10,323	$—
Environmental reserves	3,877	3,814
Supplemental executive retirement plan liability	2,169	2,416
Pension liability	1,045	1,318
Deferred gain on sale of assets	1,270	—
Other long-term liabilities	580	688
	$19,264	$8,236

8.  Goodwill and Intangible Assets

The change in goodwill for the nine months ended September 30, 2018 was as follows:

	Distribution	Material Handling	Total
January 1, 2018	$505	$59,466	$59,971
Foreign currency translation	—	(305)	(305)
September 30, 2018	$505	$59,161	$59,666

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite-lived trade names which had a carrying value of $9.8 million and $10.0 million at September 30, 2018 and December 31, 2017, respectively.

9.  Net Income (Loss) per Common Share

Net income (loss) per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding basic	35,229,171	30,266,838	32,783,853	30,149,818
Dilutive effect of stock options and restricted stock	—	385,105	—	374,343
Weighted average common shares outstanding diluted	35,229,171	30,651,943	32,783,853	30,524,161

Due to the net loss for the three and nine months ended September 30, 2018, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive. Options to purchase 256,600 and 261,100 shares of common stock that were outstanding for the three and nine months ended September 30, 2017, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

In March 2018, the Company granted 255,072 stock options with a weighted average exercise price of $21.30 and a weighted average fair value of $6.30. The fair value of options granted is estimated using a binomial lattice option pricing model. Also in March 2018, the Company granted 62,653 and 92,169 time-based and performance-based restricted stock units, respectively, with a weighted average fair value of $21.30. There were no stock-based awards granted in the second or third quarter of 2018.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Stock compensation expense was approximately $1.2 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $3.5 million and $2.9 million for the nine months ended September 30, 2018 and 2017, respectively. These expenses are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at September 30, 2018 was approximately $6.9 million, which will be recognized over the next three years, as such compensation is earned.

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

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) formally informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976, was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries in 1987.  As a result of the EPA Notice Letter, Buckhorn and the Company engaged in negotiations with the EPA with respect to a draft Administrative Order of Consent (“AOC”) proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives.

Buckhorn and the EPA are currently finalizing their negotiations on the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine and the Company anticipates executing the final AOC during the fourth quarter of 2018. The AOC will require the Company to provide $2 million of financial assurance to the EPA to secure its performance during the estimated 3 to 4 year life of the RI/FS.  Per federal statutes, this financial assurance can take several forms, including a financial guarantee by the Company, a letter of credit, or a surety bond.  The Company expects to provide this assurance within 30 days following the execution of the AOC, and is currently evaluating the options available under the statute.

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $5.7 million of costs, of which approximately $2.3 million has been paid to date. These costs are comprised primarily of negotiation of the AOC, identification of possible insurance resources and other PRPs, estimates to perform the RI/FS, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and response to a unilateral administrative order issued by the EPA in 2015. No expenses were recorded related to the New Idria Mine in the three and nine months ended September 30, 2018. Expenses of $0.3 million were recorded in the three and nine months ended September 30, 2017. As of September 30, 2018, the Company has a total reserve of $3.4 million related to the New Idria Mine, of which $0.7 million is classified in Other Current Liabilities and $2.7 million in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

After preparation and EPA approval of the work plan for the RI/FS, which is anticipated to occur in the first half of 2019, it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses.

At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  No costs were incurred related to New Almaden in the three and nine months ended September 30, 2018 or 2017. As of September 30, 2018, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

Lawn and Garden Lease Guarantee

In connection with the sale of the Lawn and Garden business, as described in Note 4, the Company is a guarantor for one of HC’s facility leases expiring in September 2025 for any remaining rent payments under the lease for which HC is unable to meet its obligations. Current annual rent for the facility is approximately $2 million, and is subject to annual CPI increases throughout the lease term. In connection with the financial risk associated with HC, as described in Note 4, the Company assessed its range of potential obligations under the lease guarantee, and as a result of this analysis, recorded a liability of $10.3 million as of September 30, 2018 in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited). The related pre-tax charge of $10.3 million for the three months ended September 30, 2018 was recorded to Other Expenses in the Condensed Consolidated Statements of Operations (Unaudited).

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

13.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	September 30,	December 31,
	2018	2017
Loan Agreement	$—	$74,632
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	15,000	15,000
5.45% Senior Unsecured Notes due 2026	12,000	12,000
	78,000	152,632
Less unamortized deferred financing costs	1,307	1,596
	$76,693	$151,036

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022. The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At September 30, 2018, $78 million of the Notes were outstanding.

Under the terms of the Loan Agreement, the Company may borrow up to $200 million, reduced for letters of credit issued. As of September 30, 2018, the Company had $195.6 million available under the Loan Agreement. The Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at September 30, 2018. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The weighted average interest rate on borrowings under the Company’s long-term debt was 6.55% and 5.18% for the three months ended September 30, 2018 and 2017, respectively, and 5.70% and 5.05% for the nine months ended September 30, 2018 and 2017, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of September 30, 2018, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted).

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

Net periodic pension cost is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$56	$63	$168	$189
Expected return on assets	(79)	(74)	(237)	(222)
Amortization of net loss	21	24	63	72
Net periodic pension cost	$(2)	$13	$(6)	$39

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

Additional provisions of the Tax Act which may have an impact to the Company beginning in 2018 include, but are not limited to, the repeal of the domestic production deduction, limitations on interest expense deductions, accelerated depreciation that will allow for full expensing of qualified property, provisions related to performance-based executive compensation and other international provisions resulting from the territorial tax system established, as noted above. The Company has included provisional estimates of the impact of these changes, as applicable, in its estimated tax rate for the three and nine months ended September 30, 2018.

In response to the complexities and timing of issuance of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). Management believes that it has made reasonable estimates of the impacts of the Tax Act in its 2017 consolidated financial statements. However, as the Company completes its analysis of the Tax Act, collects further data and reviews additional information and guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the provisional amounts included in the 2017 financial statements may be subject to adjustment. Per the guidance in SAB 118, adjustments to the provisional amounts recorded by the Company in 2017 that are identified within a subsequent period of up to one year from the enactment date will be included as an adjustment in the period the amounts are determined. Based on preparation of the Company’s 2017 U.S. Federal Tax Return, the Company recorded a reduction of income tax expense for the three and nine months ended September 30, 2018 of $0.3 million to reflect adjustments to the previously recognized provisional amounts under the Tax Act as discussed above.

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

The Company’s effective tax rate was 20.9% and (5.1%) for the three and nine months ended September 30, 2018, respectively, compared to 37.9% and 40.1% for the three and nine months ended September 30, 2017, respectively.  The primary reason for the decrease in the effective rate was due to the enactment of the Tax Act in December 2017, which reduced the U.S. federal corporate rate from 35% to 21%, effective January 1, 2018. The current year effective rate was also impacted by the rate differential of the tax benefit on the provision for expected loss on the note receivable and guarantee liability recorded in the current quarter related to HC, as discussed in Note 4 and Note 12, respectively. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.4 million at September 30, 2018 and December 31, 2017.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of September 30, 2018, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2015. The Company is subject to state and local examinations for tax years of 2013 through 2017. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2014 through 2017.

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

Total sales from foreign business units were approximately $14.6 million and $11.1 million for the three months ended September 30, 2018 and 2017, respectively, and $39.2 million and $38.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Summarized segment detail for the three and nine months ended September 30, 2018 and 2017 are presented in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales
Material Handling	$97,682	$95,192	$317,621	$289,700
Distribution	37,557	40,004	110,815	117,836
Inter-company sales	(20)	(83)	(89)	(599)
Total net sales	$135,219	$135,113	$428,347	$406,937

Income (loss) from continuing operations before income taxes
Material Handling	$10,812	$10,015	$44,865	$30,675
Distribution	2,546	3,179	7,070	7,742
Corporate	(39,197)	(6,393)	(52,641)	(17,532)
Total operating income (loss)	(25,839)	6,801	(706)	20,885
Interest expense, net	(883)	(1,838)	(3,835)	(5,828)
Income (loss) from continuing operations before income taxes	$(26,722)	$4,963	$(4,541)	$15,057

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Net Sales:

(dollars in millions)	Three Months Ended September 30,
Segment	2018	2017	Change	% Change
Material Handling	$97.7	$95.2	$2.5	3%
Distribution	37.5	40.0	(2.5)	(6)%
Inter-company sales	—	(0.1)	0.1
Total net sales	$135.2	$135.1	$0.1	0%

Net sales for the three months ended September 30, 2018 were $135.2 million, an increase of $0.1 million compared to the three months ended September 30, 2017. Net sales were positively impacted by higher pricing of $3.5 million, and were offset by lower sales volume of approximately $2.8 million and the effect of unfavorable currency translation of $0.6 million.

Net sales in the Material Handling Segment increased $2.5 million or 3% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in net sales was due to higher pricing of $3.3 million, offset by lower sales volume of approximately $0.2 million and the effect of unfavorable foreign currency translation of $0.6 million. The lower sales volume was primarily due to declines in the recreational vehicle market, which is one element of the Company’s vehicle end market.

Net sales in the Distribution Segment decreased $2.5 million or 6% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily the result of lower sales volume of approximately $2.7 million offset by higher pricing of $0.2 million. A significant portion of this volume decline was due to lower equipment and international sales.

Cost of Sales & Gross Profit:

	Three Months Ended September 30,
(dollars in millions)	2018	2017	Change	% Change
Cost of sales	$93.1	$96.0	$(2.9)	(3)%
Gross profit	$42.1	$39.1	$3.0	8%
Gross profit as a percentage of sales	31.1%	29.0%

Gross profit margin increased to 31.1% in the three months ended September 30, 2018 compared to 29.0% for the three months ended September 30, 2017, primarily due to higher pricing of $3.5 million and cost savings realized in the current year as a result of the restructuring plan within the Material Handling Segment, as well as the non-recurring restructuring costs of $1.9 million incurred in the prior year. This was partially offset by higher raw material costs and operating inefficiencies.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
(dollars in millions)	2018	2017	Change	% Change
SG&A expenses	$34.4	$35.1	$(0.7)	(2)%
SG&A expenses as a percentage of sales	25.4%	26.0%

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2018 were $34.4 million, a decrease of $0.7 million or 2% compared to the same period in the prior year. SG&A expenses in the third quarter 2018 were primarily impacted by lower incentive compensation and other employee-related costs of $2.0 million, higher freight costs of $0.2 million and higher legal and professional fees of $0.6 million.

Restructuring:

As discussed in Note 5, the Company initiated a restructuring plan within the Material Handling Segment during the first quarter of 2017. The Plan is substantially completed and no costs were incurred during the three months ended September 30, 2018. The Company incurred a total of $2.1 million of restructuring costs in connection with the Plan during the three months ended September 30, 2017. The Company also recognized $2.8 million in gains on asset dispositions in connection with the planned facility closures during the three months ended September 30, 2017, primarily as a result of the sale of the Bluffton, IN facility.

As previously announced, the Company expects to save approximately $10 million on an annual basis, of which $8 million is expected to be realized in 2018.

(Gain) Loss on Disposal of Fixed Assets:

The loss on disposal of fixed assets for the three months ended September 30, 2018 was $0.2 million compared to a gain of $2.8 million in the prior year. The gains in the third quarter of 2017 were primarily due to asset dispositions in connection with the planned facility closures associated with the restructuring plan within the Material Handling Segment.

Other Expenses:

During the three months ended September 30, 2018, the Company recorded a provision for expected loss of $23.0 million as a result of the uncertainty regarding the ability to collect on the notes receivable and corresponding accrued interest from the sale of the Lawn and Garden business, as discussed in Note 4. During the three months ended September 30, 2018, the Company also recorded a charge of $10.3 million related to the Company’s estimate of its obligation under the lease guarantee on one of HC’s facilities, as discussed in Note 12.

Net Interest Expense:

	Three Months Ended September 30,
(dollars in millions)	2018	2017	Change	% Change
Net interest expense	$0.9	$1.8	$(0.9)	(50)%
Average outstanding borrowings, net	$79.2	$168.5	$(89.3)	(53)%
Weighted-average borrowing rate	6.55%	5.18%

Net interest expense for the three months ended September 30, 2018 was $0.9 million, a decrease of $0.9 million, or 50%, compared with $1.8 million for the three months ended September 30, 2017. The lower interest expense was due primarily to the lower average outstanding borrowings for the period.

Income Taxes:

	Three Months Ended September 30,
(dollars in millions)	2018	2017
Income from continuing operations before income taxes	$(26.7)	$5.0
Income tax expense	$(5.6)	$1.9
Effective tax rate	20.9%	37.9%

The Company’s effective tax rate of 20.9% for the three months ended September 30, 2018, decreased when compared with 37.9% for the three months ended September 30, 2017, primarily due to the enactment of the Tax Act in December 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, as discussed in Note 15, as well as due to the rate differential of the tax benefit on the provision for expected loss on the note receivable and guarantee liability recorded in the third quarter related to HC as discussed in Note 4 and Note 12.

Discontinued Operations:

Income from discontinued operations, net of income taxes was $0.2 million for the three months ended September 30, 2017, which was a result of the operations of the Brazil Business.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Net Sales:

(dollars in millions)	Nine Months Ended September 30,
Segment	2018	2017	Change	% Change
Material Handling	$317.6	$289.7	$27.9	10%
Distribution	110.8	117.8	(7.0)	(6)%
Inter-company elimination	(0.1)	(0.6)	0.5
Total net sales	$428.3	$406.9	$21.4	5%

Net sales for the nine months ended September 30, 2018 were $428.3 million, an increase of $21.4 million or 5% compared to the nine months ended September 30, 2017. Net sales were positively impacted by higher sales volume of approximately $8.0 million, higher pricing of $13.1 million, and the effect of favorable currency translation of $0.3 million.

Net sales in the Material Handling Segment increased $27.9 million or 10% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in net sales was due to higher sales volume of $16.9 million, driven primarily by demand in the food and beverage market, higher pricing of $10.7 million, and the effect of favorable foreign currency translation of $0.3 million.

Net sales in the Distribution Segment decreased $7.0 million or 6% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily the result of lower sales volume of approximately $9.4 million offset by higher pricing of $2.4 million. A portion of this volume decline resulted from the strategic decision to exit a low margin product line with a customer in early 2017, which contributed to overall gross margin improvement in this segment.

Cost of Sales & Gross Profit:

	Nine Months Ended September 30,
(dollars in millions)	2018	2017	Change	% Change
Cost of sales	$291.2	$287.7	$3.5	1%
Gross profit	$137.2	$119.2	$18.0	15%
Gross profit as a percentage of sales	32.0%	29.3%

Gross profit margin increased to 32.0% in the nine months ended September 30, 2018 compared to 29.3% for the nine months ended September 30, 2017, primarily due to higher pricing of $13.1 million and cost savings realized in the current year as a result of the restructuring plan within the Material Handling Segment, as well as non-recurring restructuring costs of $7.0 million incurred in the prior year. This was partially offset by higher raw material costs and unfavorable mix within the higher sales volumes noted above.

Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
(dollars in millions)	2018	2017	Change	% Change
SG&A expenses	$104.4	$101.8	$2.6	3%
SG&A expenses as a percentage of sales	24.4%	25.0%

SG&A expenses for the nine months ended September 30, 2018 were $104.4 million, an increase of $2.6 million or 3% compared to the same period in the prior year.  SG&A expenses in 2018 were primarily impacted by higher incentive compensation and other employee-related costs of $1.2 million, higher freight costs of $1.1 million and higher legal and professional fees of $1.0 million, partially offset by non-recurring restructuring-related costs of $1.2 million incurred in the prior year.

Restructuring:

As discussed in Note 5, the Company initiated a restructuring plan within the Material Handling Segment during the first quarter of 2017. The Plan is substantially completed. The Company incurred a total of $0.1 million and $7.1 million of restructuring costs in connection with the Plan during the nine months ended September 30, 2018 and 2017, respectively. The Company also recognized $0.2 million and $4.1 million in gains on asset dispositions in connection with the planned facility closures during the nine months ended September 30, 2018 and 2017, respectively.

As previously announced, the Company expects to save approximately $10 million on an annual basis, of which $8 million is expected to be realized in 2018.

(Gain) Loss on Disposal of Fixed Assets:

The gain on disposal of fixed assets for the nine months ended September 30, 2018 was $0.1 million compared to a gain of $4.0 million in the prior year. The gains in 2017 were primarily due to asset dispositions in connection with the planned facility closures associated with the restructuring plan within the Material Handling Segment.

Other Expenses:

During the nine months ended September 30, 2018, the Company recorded a provision for expected loss of $23.0 million as a result of the uncertainty regarding the ability to collect on the notes receivable and corresponding accrued interest from the sale of the Lawn and Garden business, as discussed in Note 4. During the nine months ended September 30, 2018, the Company also recorded a charge of $10.3 million related to the Company’s estimate of its obligation under the lease guarantee on one of HC’s facilities, as discussed in Note 12.

Net Interest Expense:

	Nine Months Ended September 30,
(dollars in millions)	2018	2017	Change	% Change
Net interest expense	$3.8	$5.8	$(2.0)	(34)%
Average outstanding borrowings, net	$115.8	$180.8	$(65.0)	(36)%
Weighted-average borrowing rate	5.70%	5.05%

Net interest expense for the nine months ended September 30, 2018 was $3.8 million, a decrease of $2.0 million, or 34%, compared with $5.8 million during the nine months ended September 30, 2017. The lower interest expense was due primarily to the lower average outstanding borrowings during the nine months ended September 30, 2018 as compared to the same period in 2017.

Income Taxes:

	Nine Months Ended September 30,
(dollars in millions)	2018	2017
Income from continuing operations before income taxes	$(4.5)	$15.1
Income tax expense	$0.2	$6.0
Effective tax rate	(5.1%)	40.1%

The Company’s effective tax rate of (5.1%) for the nine months ended September 30, 2018, decreased when compared with 40.1% for the nine months ended September 30, 2017, primarily due to the enactment of the Tax Act in December 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, as discussed in Note 15, as well as due to the rate differential of the tax benefit on the provision for expected loss on the note receivable and guarantee liability recorded in the third quarter related to HC as discussed in Note 4 and Note 12.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $0.9 million for the nine months ended September 30, 2018 compared to loss of $0.7 million for the nine months ended September 30, 2017. In 2018, this result included a charge of $0.9 million, net of tax of $0.3 million, as a result of a settlement with the L&G Buyer related to the indemnification claims discussed in Note 12. The loss in 2017 was a result of the operations of the Brazil Business.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash generated from its operating and financing activities. The cash flows from operating activities are driven primarily by its operating results and changes in its working capital requirements which is supplemented by the Company’s utilization of its current credit facilities. In addition, the Company completed a public equity offering in the second quarter of 2018 that generated $79.5 million of net proceeds. The Company used a portion of the net proceeds received from the offering to repay a portion of its outstanding indebtedness during the second quarter of 2018 and intends to use the remaining proceeds to fund the growth of the business, including selective acquisitions, and for other general corporate purposes.

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities from continuing operations was $41.1 million for the nine months ended September 30, 2018, compared to $40.3 million in the same period in 2017. The increase was primarily due to changes in working capital of $11.5 million, which was driven by the higher overall volume during 2018 compared to 2017, and offset by improvements in income from continuing operations, after considering the non-cash charges of $33.0 million related to the HC matters described in Note 4 and Note 12.

Net cash provided by operating activities from discontinued operations was $0.9 million in 2018 and resulted from the payment of expenses related to the sale of the Brazil Business and the payment of the settlement with the L&G Buyer, more than offset by the partial receipt of the tax benefit from the worthless stock deduction related to the Brazil Business (see Note 4). The worthless stock deduction has allowed the Company to reduce its estimated federal tax payments to date in 2018 by $4.3 million.

Investing Activities

Net cash used by investing activities from continuing operations was $0.9 million for the nine months ended September 30, 2018 compared to cash provided of $2.8 million for the nine months ended September 30, 2017. Capital expenditures were $3.6 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively. Full year capital expenditures in 2018 are expected to be approximately $6 to $8 million. The Company received proceeds of $2.6 million in the first nine months of 2018 from the sale of fixed assets, a significant portion of which was derived from the sale and leaseback of the distribution center in Pomona, California. The Company received proceeds of $7.9 million in the first nine months of 2017 from the sale of fixed assets, which were primarily due to asset dispositions in connection with the planned facility closures associated with the restructuring plan with the Material Handling Segment.

Financing Activities

The Company received net proceeds of $79.5 million from the public offering of common stock in the current year. Net payments on the credit facility were $74.6 million for the nine months ended September 30, 2018 compared to $31.4 million for the nine months ended September 30, 2017.  The Company used cash to pay dividends of $13.0 million and $12.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Credit Sources

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022.  The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At September 30, 2018, $78 million of the Notes were outstanding.

Total debt outstanding at September 30, 2018 was $76.7 million, net of $1.3 million of deferred financing costs, compared with $151.0 million at December 31, 2017. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of September 30, 2018, the Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business and there was $195.6 million available under our Loan Agreement.

As of September 30, 2018, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended September 30, 2018 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	10.41
Leverage Ratio	3.25 to 1 (maximum)	1.17

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. As of September 30, 2018, the Company currently has no borrowings outstanding under its floating rate debt.

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $5 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the statements of operations. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At September 30, 2018, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2018, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2013, the Board authorized the repurchase of up to 5.0 million shares of its common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to 5.0 million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase. The Company has repurchased a total of 5,547,665 shares of its common stock under this program and as of September 30, 2018, 2,452,335 shares of common stock remain available for repurchase under the Board authorization. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2018.

Item 6. Exhibits

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 12, 2013.
31.1	Certification of R. David Banyard, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Matteo Anversa, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of R. David Banyard, President and Chief Executive Officer, and Matteo Anversa, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statement of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.
November 6, 2018	/s/ Matteo Anversa
Matteo Anversa
Executive Vice President Chief Financial Officer (Principal Financial Officer)
November 6, 2018	/s/ Kevin L. Brackman
Kevin L. Brackman
Vice President Chief Accounting Officer (Principal Accounting Officer)