Form 10-K
period 2018-12-31
MYERS INDUSTRIES INC
filed 2019-03-08
CIK 69488

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 29, 2018: $453,079,680

Indicate the number of shares outstanding of registrant’s common stock as of February 28, 2019: 35,376,498 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	Business

General Development of Business

Myers Industries, Inc. (the “Company”) was founded in Akron, Ohio, in 1933. The terms “Myers Industries,” “Company,” “we,” “us,” or “our” wherever used herein refer to the Company, unless the context indicates to the contrary. Since its founding, the Company has grown from a small storefront distributing tire service supplies into an international manufacturing and distribution enterprise. In 1971, the Company went public, and the stock is traded on the New York Stock Exchange under the ticker symbol MYE.

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

As of December 31, 2018, the Company operated eight manufacturing facilities, 15 sales offices, four distribution centers and three distribution branches located throughout North and Central America; and had approximately 1,800 employees.

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

The Company’s business strategy is guided by the following key operating principles: 1) niche market focus, 2) flexible operations, and 3) strong cash flow growth. Applying these principles to our business, management emphasizes:

•	Customer intimacy - #1 or #2 in each served market;
•	Strong brands;
•	Process driven, simplified, lean operating principles;
•	Manufacturing only value-added components and products;
•	An asset light business model; and
•	Cash return on investment.

The Company continually reviews its segments and brands for strategic fit and growth potential. The review process is dedicated to furthering innovation and brand leadership in niche markets, building strong customer relationships and positioning the Company for strong financial performance.

Description of Business

The Company conducts its business activities in two distinct business segments, Material Handling and Distribution, consistent with the manner in which the Company’s Chief Operating Decision Maker evaluates performance and makes resource allocation decisions.

In our Material Handling Segment, we design, manufacture, and market a variety of plastic and metal products. These range from plastic reusable material handling containers and small parts storage bins to plastic recreational vehicle (“RV”) tanks and parts, marine tanks and parts, portable plastic fuel tanks and water containers, portable marine fuel containers, ammunition containers, storage totes, bulk shipping containers and metal carts and cabinets. The Material Handling Segment conducts operations in the United States and Canada. Markets served include industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both directly to end-users and through distributors.

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

In December 2017, the Company approved and completed the sale of its subsidiaries Myers do Brasil Embalagens Plasticas Ltda. and Plasticos Novel do Nordeste Ltda. (collectively, the “Brazil Business”) to allow the Company to focus resources on its core businesses and additional growth opportunities. The Brazil Business designed and manufactured reusable plastic shipping containers, plastic pallets, crates and totes used for closed loop-shipping and storage in Brazil’s automotive, distribution, food, beverage and agriculture industries. The operating results for the Brazil Business are classified as discontinued operations in the Consolidated Statements of Operations under Items 6 and 8 of this report. The Brazil Business was part of the Material Handling Segment.

During the second quarter of 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on core growth platforms. The divestiture of the Lawn and Garden business was completed in February 2015 and was sold to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”) and is now named HC Companies, Inc. (“HC”). The Lawn and Garden business served the North American horticulture market with plastic products such as seedling trays, nursery products, hanging baskets, custom print containers as well as decorative resin planters. The operating results for the Lawn and Garden business are classified as discontinued operations in the Consolidated Statements of Operations under Items 6 and 8 of this report.

The following table summarizes the key attributes of the business segments for the year ended December 31, 2018:

Material Handling Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$417.2	•	Plastic Reusable Containers &	•	Akro-Mils™	•	Product Design	•	Agriculture
74%		Pallets	•	Jamco Products	•	Prototyping	•	Automotive
	•	Plastic Storage &	•	Buckhorn®	•	Product Testing	•	Commercial
		Organizational Products	•	Ameri-Kart®	•	Material Formulation	•	Food Processing
	•	Plastic Carts	•	Scepter	•	Injection Molding	•	Food Distribution
	•	Metal Carts			•	Structural Foam Molding	•	Healthcare
	•	Metal Cabinets			•	Metal Forming	•	Industrial
	•	Wooden Dollies			•	Stainless Steel Forming	•	Manufacturing
	•	Custom Products			•	Wood Fabrication	•	Retail Distribution
					•	Powder Coating	•	Wholesale Distribution
					•	Material Regrind & Recycling	•	Consumer
					•	Plastic Blow Molding	•	Recreational Vehicle
					•	Plastic Rotational Molding	•	Marine
					•	Thermoforming	•	Military
					•	Infrared Welding	•	Food & Beverage
							•	Custom

Distribution Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$149.6	•	Tire Valves & Accessories	•	Myers Tire Supply®	•	Broad Sales Coverage	•	Retail Tire Dealers
26%	•	Tire Changing &	•	Myers Tire Supply	•	Local Sales	•	Truck Tire Dealers
		Balancing Equipment		International™	•	Four Strategically Placed	•	Auto Dealers
	•	Lifts & Alignment Equipment	•	Patch Rubber Company®		Distribution Centers	•	Commercial Auto & Truck
	•	Service Equipment	•	Elrick	•	International Distribution		Fleets
	•	Hand Tools	•	Fleetline	•	Personalized Service	•	General Repair & Services
	•	Tire Repair & Retread	•	MTS	•	National Accounts		Facilities
		Equipment & Supplies	•	Phoenix	•	Product Training	•	Tire Retreaders
	•	Brake, Transmission & Allied	•	Seymoure	•	Repair/Service Training	•	Tire Repair
		Service Equipment & Supplies			•	New Products/Services	•	Governmental Agencies
	•	Highway Markings				“Speed to Market”	•	Telecommunications
	•	Industrial Rubber			•	Rubber Mixing	•	Industrial
	•	General Shop Supplies			•	Rubber Compounding	•	Road Construction
	•	Tire Pressure Monitoring System			•	Rubber Calendaring	•	Mining
					•	Tiered Product Offerings

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

Jamco Products is well established in industrial and commercial markets with its wide selection of welded steel service carts, platform trucks, mobile work centers, racks and cabinets for plastic bins, safety cabinets, medical cylinder carts and more. Jamco Products’ strong product offering, relationships with industrial distributors and reputation for quality and service complements Myers Industries’ existing Material Handling businesses.

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

Scepter is a leading producer of portable plastic fuel containers, portable marine fuel tanks and water containers, ammunition containers and storage totes.  Scepter was the first provider of Jerry Cans to North America which offer safe, reliable transportation and storage of fuel for the consumer market.  Scepter also manufactures a variety of molded products for military applications from high quality containers to safely store and transport large caliber ammunition, to military specified portable fuel and water canisters. Scepter's in-house product engineering and state of the art mold capabilities complements Myers Industries’ Material Handling Segment through an increased product offering and global reach.

Distribution Segment

Our Distribution Segment includes the Myers Tire Supply®, Myers Tire Supply International™ and Patch Rubber Company® brands.  Within the Distribution Segment we source and manufacture top of the line products for the tire, wheel and undervehicle service industry.

Myers Tire Supply is the largest U.S. distributor and single source for tire, wheel and undervehicle service tools, equipment and supplies. We buy and sell over 10,000 different items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, auto dealerships, tire retreaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their business. Myers Tire Supply International further distributes these product offerings in Central America, through its branch offices, and to other foreign countries, through its U.S. export business.

While the needs and composition of our distribution markets constantly change, we adapt and deliver new products and services that are crucial to our customers’ success. The new product pipeline is driven by a thorough understanding of the market and its customers’ needs. Myers Tire Supply in turn works closely with its suppliers to develop innovative products and services to meet these needs.

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

Customer Dependence

In 2018, 2017 and 2016, there were no customers that accounted for more than ten percent of total net sales from continuing operations. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Employees

As of December 31, 2018, Myers Industries had a total of approximately 1,800 full-time and part-time employees. Of these, approximately 1,240 were employed in the Company’s Material Handling Segment and the Distribution Segment employed approximately 510. The Company’s corporate offices had approximately 50 employees.

As of December 31, 2018, the Company had approximately 140 employees represented by a labor union. The collective bargaining agreement between us and the labor union expires June 2019. We consider our relationship with our employees generally to be satisfactory.

Backlog

The backlog of orders for our operations is estimated to have been approximately $47 million at December 31, 2018 and approximately $54 million at December 31, 2017. Generally, our lead time between customer order and product delivery is less than 90 days, and thus our estimated backlog is substantially expected to be delivered within the succeeding three months. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

Available Information

Filings with the SEC.    As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (“SEC”), such as:

•	annual reports on Form 10-K;
•	quarterly reports on Form 10-Q;
•	current reports on Form 8-K; and
•	proxy statements on Schedule 14A.

The SEC maintains an internet website that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.

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

This Form 10-K and the information we are incorporating by reference contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including information regarding the Company’s financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify forward-looking statements by words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, these statements inherently involve a wide range of inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The Company’s actual actions, results, and financial condition may differ materially from what is expressed or implied by the forward-looking statements. Specific factors that could cause such a difference include those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

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

Changes in trade policies could result in new tariffs or other restrictions on products, components or raw materials sourced, directly or indirectly, from foreign countries, which could increase raw material costs and adversely impact profitability. However, as the Company has limited foreign operations and sources the majority of its raw materials domestically, we do not believe any new tariffs would have a material impact on our operations.  Additionally, the Company believes that any impact can be mitigated through increases in price or sourcing through an alternate supply chain.

We may incur inherent risks and may not achieve anticipated benefits associated with our strategic growth initiatives.

Our growth initiatives include:

•	Internal growth driven by strong brands and new product innovation;
•	Development of new, high-growth markets and expansion in existing niche markets;
•	Strengthened customer relationships through value-added initiatives and key product partnerships;
•	Investments in new technology and processes to reinforce market strength and capabilities in key business groups;
•	Consolidation and rationalization activities to further reduce costs and improve productivity within our manufacturing and distribution footprint;
•	An opportunistic and disciplined approach to strategic acquisitions to accelerate growth in our market positions; and
•	Potential divestitures of businesses with non-strategic products or markets.

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

Our results of operations and financial condition could be adversely affected by a downturn in the United States economy or the global markets.

We operate in a wide range of regions, primarily North America and Central America, and, until the divesture of our Brazil Business in the fourth quarter of 2017, South America. Additionally, some of our end markets are cyclical, and some of our products are a capital expense for our customers. Worldwide and regional business and political conditions and overall strength of the worldwide, regional and local economies, including changes in the economic conditions of the broader markets and in our individual niche markets, could have an adverse effect on one or both of our operating segments.

We operate in a very competitive business environment, which could affect our financial condition and results of operations.

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

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Central America. For the year ended December 31, 2018, international net sales accounted for approximately 9% of our total net sales from continuing operations. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

The Company’s ability to make payments and to refinance our indebtedness, fund planned capital expenditures, finance acquisitions and pay dividends will depend on our ability to generate cash in the future and retain access to credit financing. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Our operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the handling, use, treatment, storage and disposal of, or exposure to, hazardous wastes and other materials and require clean-up of contaminated sites. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines, penalties and other civil or criminal sanctions may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. Certain environmental laws in the United States, such as the federal Comprehensive Environmental Response, Compensation and Liability act of 1980, as amended, 42 U.S.C. §§ 9601 et seq. (“CERCLA” or “Superfund law”) and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators (or their predecessor entities) and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation.

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

As more fully described in Item 3, “Legal Proceedings” below, we are a potentially responsible party (“PRP”) in an environmental proceeding and remediation matter in which substantial amounts may be involved. It is possible that adjustments to reserved expenses will be necessary as new information is obtained, including after preparation and EPA approval of the work plan for the remedial investigation and feasibility study (“RI/FS”), which is anticipated to occur in the first half of 2019. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, we have not accrued for such remediation costs as we are unable to estimate the liability at this time. Additionally, we are party to a consent decree regarding another location pursuant to which we are required to contribute to the costs of the remediation project.

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

Equity Ownership Concentration

Based solely on the Schedule 13D filed on September 13, 2018, by Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Gabelli & Company Investment Advisors, Inc., Teton Advisors, Inc., Gabelli Foundation, Inc., GGCP, Inc., and GAMCO Investors, Inc., (collectively, the “Gamco Group”), for which the Company disclaims any responsibility, beneficially owned 7,162,114 shares of our common stock, which represented approximately 20% of the 35,351,248 shares outstanding as reported in our Form 10-Q for the quarterly period ended September 30, 2018. Combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.

Changes in laws and regulations may have an adverse impact on our operations.

Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse effect on the Company’s financial results. Additionally, changes in tax laws or new guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies could impact our future effective tax rate and may result in a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth certain information with respect to properties owned by the Company as of December 31, 2018:

	Distribution
Location	Approximate Floor Space (Square Feet)	Approximate Land Area (Acres)	Use
Akron, Ohio	129,000	8	Headquarters and distribution center
Akron, Ohio	67,000	5	Administration and warehousing
Wadsworth, Ohio	125,000	12	Distribution center

	Manufacturing
Miami, Oklahoma	330,000	16	Manufacturing and distribution
Sandusky, Ohio *	305,000	8	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Bristol, Indiana	185,000	12	Manufacturing and distribution
Roanoke Rapids, North Carolina	172,000	20	Manufacturing and distribution
Scarborough, Ontario	170,000	8	Manufacturing and distribution

* Facility ceased operations in March 2018.

The following table sets forth certain information with respect to facilities leased by the Company as of December 31, 2018:

	Manufacturing & Distribution
Location	Approximate Floor Space (Square Feet)	Expiration Date of Lease	Use
Cassopolis, Michigan	210,000	October 31, 2023	Manufacturing and distribution
South Beloit, Illinois	160,000	September 30, 2020	Manufacturing and distribution
Springfield, Missouri	70,000	October 31, 2019	Warehousing
Southaven, Mississippi	56,000	September 30, 2023	Distribution center
Salt Lake City, Utah	30,000	October 31, 2023	Distribution center
Milford, Ohio	22,000	Month to Month	Administration and sales
Milford, Ohio	12,000	December 31, 2023	Administration and sales
Pomona, California	18,000	February 28, 2028	Sales and distribution center

The Company also leases facilities for its sales offices and sales branches in the United States and Central America which, in the aggregate, amount to approximately 35,000 square feet of warehouse and office space. All of these locations are used by the Distribution Segment.

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

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976, was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries in 1987.  As a result of the EPA Notice Letter, Buckhorn and the Company engaged in negotiations with the EPA with respect to a draft Administrative Order of Consent (“AOC”) proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives.

During the fourth quarter of 2018, the Company and the EPA finalized the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The AOC is effective as of November 27, 2018, the date that it was executed by the EPA. The AOC and accompanying SOW document the terms, conditions and procedures for the Company’s performance of the RI/FS. In addition, the AOC requires the Company to provide $2 million of financial assurance to the EPA during the estimated three year life of the RI/FS.  In January 2019, the Company provided this assurance as a letter of credit. The AOC also includes provisions for payment by the Company of the EPA’s costs of oversight of the RI/FS, including a prepayment in the amount of $0.2 million, which was paid in January 2019.

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $5.9 million of costs, of which approximately $2.5 million has been paid to date. These costs are comprised primarily of negotiation of the AOC, identification of possible insurance resources and other PRPs, estimates to perform the RI/FS, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to unilateral administrative orders issued by the EPA. Expenses of $0.2 million, $1.3 million, and $1.0 million were recorded in the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, the Company has a total reserve of $3.4 million related to the New Idria Mine.

It is possible that adjustments to the aforementioned reserves will be necessary as new information is obtained, including after preparation and EPA approval of the work plan for the RI/FS, which is anticipated to occur in the first half of 2019. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses.

At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined.

New Almaden Mine (formerly referred to as Guadalupe River Watershed)

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction, and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for their revised estimate, and as a result, recognized additional expense of $1.2 million in 2016. As of December 31, 2018, the Company has a total reserve of $1.5 million related to the New Almaden Mine.

The project has not yet been implemented though significant work on design and planning has been performed. The Company is currently awaiting notice from Santa Clara County on the expected timing of fieldwork to commence.  As work on the project occurs, it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information.  In addition, the Company may have claims against and defenses to claims by the County under the 2005 agreement that could reduce or offset its obligation for reimbursement of some of these potential additional costs. With the assistance of environmental consultants, the Company will closely monitor this matter and will continue to assess its reserves as additional information becomes available.

Lawn and Garden Indemnification Claim

In connection with the sale of the Lawn and Garden business, as described in Note 5, the Company received Notices of Indemnification Claims in April 2015 and July 2016 (collectively, the “Claims”), alleging breaches of certain representations and warranties under the agreement resulting in alleged losses in the amount of approximately $10 million. As described in Note 5, approximately $8.6 million of the sale proceeds that were placed in escrow were due to be settled in August 2016; however, the release of these funds had been extended pending the resolution of the Claims, which were the subject of a lawsuit in the Delaware Chancery Court.

In April 2018, the Company reached agreement on the material terms of a settlement, and as a result, recorded a pre-tax charge of $1.225 million to discontinued operations in 2018. The settlement agreement was finalized in May 2018, and the settlement amount was funded from the escrow account. In addition, upon settlement and release of any further obligation on behalf of the Company, the remaining $7.4 million was released from escrow to the Company.

Patent Infringement

On December 11, 2018, No Spill Inc. filed suit against Scepter Manufacturing LLC and Scepter Corporation (collectively “Scepter”) in the United States District Court for the District of Kansas asserting infringement of two patents, breach of contract, and trade dress claims in relation to plastic gasoline containers Scepter manufactures and sells in the United States. On December 31, 2018, the parties filed a waiver of service and extension of time to file a response to the complaint. The response to the complaint is due on March 28, 2019. A schedule in the case has not yet issued. Scepter intends to defend itself vigorously in this matter. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter, and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition, or cash flows. Accordingly, the Company has not currently recorded any reserves for this matter.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2018. Executive officers are appointed annually by the Board of Directors.

Name	Age	Title
R. David Banyard	50	President and Chief Executive Officer
Kevin L. Brackman	46	Executive Vice President and Chief Financial Officer
Andrean R. Horton	44	Executive Vice President, Chief Legal Officer and Secretary

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

Mr. Brackman, Executive Vice President and Chief Financial Officer, was appointed to his current position on December 11, 2018. Previously, he served as Vice President and Chief Accounting Officer since March 2, 2017 and prior to that served as Vice President, Corporate Controller, since joining the Company in March 2015; he also acted as Interim Chief Financial Officer and Corporate Secretary from March 18, 2016 until December 1, 2016. Prior to that, Mr. Brackman was with Ingersoll-Rand, where he held various finance leadership roles.

Ms. Horton, Executive Vice President, Chief Legal Officer and Secretary, was appointed to her current position on October 8, 2018. Previously, Ms. Horton was with A. Schulman, Inc., where she held various legal positions, including Executive Vice President, Chief Legal Officer and Secretary.  Prior to that, Ms. Horton held various leadership roles, including Vice President, Legal & Regulatory Compliance, with YRC Worldwide, Inc. and General Counsel & Corporate Secretary, at The Bartech Group, Inc.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol MYE. The approximate number of shareholders of record at December 31, 2018 was 1,010. Dividends for the last two years were:

Quarter Ended	2018	2017
March 31	$0.135	$0.135
June 30	0.135	0.135
September 30	0.135	0.135
December 31	0.135	0.135

Purchases of equity securities by the issuer

The following table presents information regarding the Company’s stock repurchase plan during the three months ended December 31, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/18 to 10/31/18	—	$—	5,547,665	2,452,335
11/1/18 to 11/30/18	—	—	5,547,665	2,452,335
12/1/18 to 12/31/18	—	—	5,547,665	2,452,335

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

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2018

The chart below compares the Company’s cumulative total shareholder return for the five years ended December 31, 2018, to that of the Standard & Poor’s 500 Index – Total Return and the Russell 2000 Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100 on December 31, 2013.

	2013	2014	2015	2016	2017	2018
Myers Industries Inc.
Annual Return %		(14.36)	(21.65)	11.74	40.72	(20.39)
Cum $	100.00	85.64	67.10	74.98	105.51	84.00
S&P 500 Index - Total Return
Annual Return %		13.69	1.38	11.96	21.83	(4.38)
Cum $	100.00	113.69	115.26	129.05	157.22	150.33
Russell 2000 Index
Annual Return %		4.89	(4.41)	21.31	14.65	(11.01)
Cum $	100.00	104.89	100.26	121.63	139.44	124.09

ITEM 6.	Selected Financial Data

Thousands of Dollars, Except Per Share Data

	2018	2017	2016	2015	2014
Operations for the Year
Net sales	$566,735	$547,043	$534,379	$571,020	$576,759
Cost of sales	387,442	389,590	372,481	395,158	419,575
Selling expenses	59,503	56,614	58,782	58,456	56,097
General and administrative expenses	79,832	78,889	73,797	82,333	73,938
(Gain) loss on disposal of fixed assets	(8)	(3,482)	628	556	(20)
Impairment charges	308	544	1,329	—	—
Other expenses	33,331	—	—	—	—
Loss on extinguishment of debt	—	1,888	—	—	—
Interest, net	4,938	7,292	8,643	9,009	8,570
Total costs and expenses	565,346	531,335	515,660	545,512	558,160
Income from continuing operations before income taxes	1,389	15,708	18,719	25,508	18,599
Income tax expense	3,037	4,864	7,395	8,037	5,680
Income (loss) from continuing operations	$(1,648)	$10,844	$11,324	$17,471	$12,919
Income (loss) from discontinued operations, net of tax	$(1,701)	$(20,733)	$(10,267)	$291	$(21,600)
Net income (loss)	$(3,349)	$(9,889)	$1,057	$17,762	$(8,681)
Net income (loss) per basic share from continuing operations	$(0.05)	$0.36	$0.38	$0.57	$0.40
Net income (loss) per diluted share from continuing operations	$(0.05)	$0.35	$0.38	$0.56	$0.40
Net income (loss) per basic share from discontinued operations	$(0.05)	$(0.69)	$(0.35)	$0.01	$(0.67)
Net income (loss) per diluted share from discontinued operations	$(0.05)	$(0.68)	$(0.35)	$0.01	$(0.67)
Net income (loss) per basic share	$(0.10)	$(0.33)	$0.03	$0.58	$(0.27)
Net income (loss) per diluted share	$(0.10)	$(0.33)	$0.03	$0.57	$(0.27)
Financial Position — At Year End
Total assets(1)	$348,645	$355,942	$381,684	$429,024	$563,433
Current assets	182,855	150,012	141,151	154,541	285,441
Current liabilities	97,423	98,653	79,312	117,045	153,814
Working capital	85,432	51,359	61,839	37,496	131,627
Other assets(1)	95,060	122,026	134,267	151,982	154,365
Property, plant and equipment, net	65,460	83,904	106,266	122,501	123,627
Deferred income taxes(2)	5,270	—	—	—	—
Less:
Long-term debt, less current portion(1)	76,790	151,036	189,522	191,881	235,029
Other long-term liabilities	19,794	8,236	9,452	13,543	15,851
Deferred income taxes(2)	—	4,265	10,365	8,852	12,168
Shareholders’ Equity	154,638	93,752	93,033	97,703	146,571
Common Shares Outstanding	35,374,121	30,495,737	30,019,561	29,521,566	31,162,962
Book Value Per Common Share	$4.37	$3.07	$3.10	$3.31	$4.70
Other Data
Dividends paid	$17,862	$16,341	$16,221	$16,675	$15,707
Dividends declared per Common Share	$0.54	$0.54	$0.54	$0.54	$0.52
Average Basic Common Shares Outstanding during the year	33,426,855	30,222,289	29,750,378	30,616,485	32,232,965

(1)

Balances for 2014 and 2015 reflect the retrospective change to the balance sheet presentation of unamortized debt issuance costs in conjunction with the adoption of ASU 2015-03 in 2016. Under this guidance, unamortized debt issuance costs are to be presented as a reduction of the corresponding debt liability rather than a separate asset.

(2)

Balances as of December 31, 2015 reflect the prospective change to the balance sheet presentation of deferred taxes in conjunction with the adoption of ASU 2015-17. Under this guidance, all deferred tax assets and liabilities are classified as long-term.

(3)	Historical information has been adjusted to reflect discontinued operations presentation. See Note 5 to the consolidated financial statements.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Results of Operations: 2018 Compared with 2017

Net Sales:

(dollars in millions)	Year Ended December 31,
Segment	2018	2017	Change	% Change
Material Handling	$417.2	$391.3	$25.9	7%
Distribution	149.6	156.4	(6.8)	(4)%
Inter-company elimination	(0.1)	(0.7)	0.6
Total net sales	$566.7	$547.0	$19.7	4%

Net sales for the year ended December 31, 2018 were $566.7 million, an increase of $19.7 million or 4% compared to the prior year. Net sales were positively impacted by higher pricing of approximately $17.2 million and higher sales volume of $2.6 million, offset by the effect of unfavorable foreign currency translation of approximately $0.1 million.

Net sales in the Material Handling Segment increased $25.9 million or 7% for the year ended December 31, 2018 compared to the prior year. The increase in net sales was due to higher pricing of $14.6 million and higher sales volume of $11.4 million, driven primarily by demand in the food and beverage market, and offset by the effect of unfavorable foreign currency translation of $0.1 million.

Net sales in the Distribution Segment decreased $6.8 million or 4% in the year ended December 31, 2018 compared to the prior year primarily the result of lower sales volume of approximately $9.4 million offset by higher pricing of $2.6 million. A portion of this volume decline resulted from the strategic decision to exit a low margin product line with a customer in early 2017, as well as lower overall demand levels, particularly in the equipment category.

Cost of Sales & Gross Profit:

	Year Ended December 31,
(dollars in millions)	2018	2017	Change	% Change
Cost of sales	$387.4	$389.6	$(2.2)	(1)%
Gross profit	$179.3	$157.5	$21.8	14%
Gross profit as a percentage of sales	31.6%	28.8%

Gross profit margin increased to 31.6% for the year ended December 31, 2018 compared to 28.8% for the same period in 2017, primarily due to higher pricing of $17.2 million and cost savings realized in the current year as a result of the restructuring plan within the Material Handling Segment, as well as non-recurring restructuring costs of $7.5 million incurred in the prior year. This was partially offset by higher raw material costs and unfavorable mix within the higher sales volumes noted above.

Selling, General and Administrative Expenses:

	Year Ended December 31,
(dollars in millions)	2018	2017	Change	% Change
SG&A expenses	$139.3	$135.5	$3.8	3%
SG&A expenses as a percentage of sales	24.6%	24.8%

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2018 were $139.3 million, an increase of $3.8 million or 3% compared to the prior year. SG&A expenses in 2018 were primarily impacted by higher incentive compensation and other employee-related costs of $2.1 million, higher freight costs of $1.5 million, and higher legal and professional fees of $0.7 million. The current year expenses also include costs to engage outside resources to assist with the planning and assessment of transformation initiatives for the Distribution Segment of $1.4 million. These costs were partially offset by lower environmental costs of $1.1 million and non-recurring restructuring-related costs of $1.2 million incurred in the prior year.

Restructuring:

As discussed in Note 7 to the consolidated financial statements, the Company initiated a restructuring plan (the “Plan”) in the first quarter of 2017 to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment. The Plan is completed. The Company has incurred a total of $0.1 million and $7.6 million of restructuring costs in connection with the Plan during the years ended December 31, 2018 and 2017, respectively. The Company also recorded $0.2 million and $3.9 million in net gains on asset dispositions in connection with the facility closures under the Plan during the years ended December 31, 2018 and 2017, respectively.

(Gain) Loss on Disposal of Fixed Assets:

The gains on disposal of fixed assets for the year ended December 31, 2017 were $3.5 million and were primarily due to asset dispositions in connection with the planned facility closures associated with the restructuring Plan within the Material Handling Segment.

Other Expenses:

During the year ended December 31, 2018, the Company recorded a provision for expected loss of $23.0 million as a result of the uncertainty regarding the ability to collect on the notes receivable and corresponding accrued interest from the sale of the Lawn and Garden business, as discussed in Note 5 to the consolidated financial statements. The Company also recorded a charge during 2018 of $10.3 million related to the Company’s estimate of its potential obligation under the lease guarantee on one of HC’s facilities, as discussed in Note 11 to the consolidated financial statements.

Net Interest Expense:

	Year Ended December 31,
(dollars in millions)	2018	2017	Change	% Change
Net interest expense	$4.9	$7.3	$(2.4)	(33)%
Average outstanding borrowings, net	$107.1	$175.2	$(68.1)	(39)%
Weighted-average borrowing rate	5.75%	4.94%

Net interest expense for the year ended December 31, 2018 was $4.9 million compared to $7.3 million during 2017. The decrease in net interest expense is due to a decrease in average outstanding borrowings during the year ended December 31, 2018 compared to the prior year.

Loss on Extinguishment of Debt:

During the year ended December 31, 2017, the Company recorded a loss on extinguishment of debt of approximately $1.9 million related to the purchase of a portion of the outstanding Senior Unsecured Notes in 2017, as discussed in Note 12 to the consolidated financial statements.

Income Taxes:

	Year Ended December 31,
(dollars in millions)	2018	2017
Income from continuing operations before income taxes	$1.4	$15.7
Income tax expense	$3.0	$4.9
Effective tax rate	218.7%	31.0%

The effective tax rate was 218.7% for the year ended December 31, 2018 compared to 31.0% in the prior year. The unusually high rate in 2018 was the result of a lower tax rate on the $33.3 million of charges in Other Expenses than the rate on other pre-tax earnings. Additionally, the tax rate was impacted by non-deductible expense (primarily compensation related), additional tax expense of $0.6 million related to an uncertain tax position associated with the U.S. Tax Cuts and Jobs Act (“Tax Act”), and additional tax expense of $0.6 million associated with the unremitted earnings of certain foreign subsidiaries which are no longer deemed to be permanently reinvested.

In 2017, the U.S. enacted the Tax Act, which reduced the U.S. federal corporate income tax rate from 35% to 21%. As a result of the Tax Act, the Company recognized provisional net benefits of $1.2 million in 2017 to reflect certain changes in the tax law impacting the Company. The Company’s accounting for the Tax Act was completed in the fourth quarter of 2018, and included a tax benefit of $0.3 million related to amounts previously accounted for as provisional. Refer to Note 13 in the consolidated financial statements.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $1.7 million for the year ended December 31, 2018 compared to loss of $20.7 million for the year ended December 31, 2017. In 2018, this result included a charge of $0.9 million, net of tax of $0.3 million, as a result of a settlement with the L&G Buyer related to the indemnification claims discussed in Note 11 to the consolidated financial statements.

In 2017, this result included a loss on sale of the Brazil Business of $35.0 million (pre-tax), offset primarily by a tax benefit of $15 million, which was generated as a result of a worthless stock deduction for the Brazil Business. As a result of the Company’s U.S. Federal income tax filings in 2018, the Company reduced this estimated tax benefit by $0.7 million and recognized this adjustment within net loss from discontinued operations.

Results of Operations: 2017 Compared with 2016

Net Sales:

(dollars in millions)	Year Ended December 31,
Segment	2017	2016	Change	% Change
Material Handling	$391.3	$363.9	$27.4	8%
Distribution	156.4	170.7	(14.3)	(8)%
Inter-company elimination	(0.7)	(0.2)	(0.5)
Total net sales	$547.0	$534.4	$12.6	2%

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

	Year Ended December 31,
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

	Year Ended December 31,
(dollars in millions)	2017	2016	Change	% Change
SG&A expenses	$135.5	$132.6	$2.9	2%
SG&A expenses as a percentage of sales	24.8%	24.8%

SG&A expenses for the year ended December 31, 2017 were $135.5 million, an increase of $2.9 million or 2% compared to the prior year. SG&A expenses in 2017 were unfavorably impacted by higher legal and professional fees of $1.0 million, costs associated with the restructuring within the Material Handling Segment of $1.2 million, and the non-recurring reversal of a long-term liability of approximately $2.3 million recognized in 2016, partially offset by lower expenses related to the environmental contingencies of approximately $0.8 million, which is described in Note 11 to the consolidated financial statements.

Restructuring:

As further discussed in Note 7 to the consolidated financial statements, the Company initiated a restructuring plan (the “Plan”) in the first quarter of 2017 to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment. The Company incurred a total of $7.6 million of restructuring costs in connection with the Plan during 2017. The Company also recorded $3.9 million in net gains on sales of assets in 2017, primarily related to the closure and sale of the Bluffton, Indiana facility and certain equipment. All actions under the Plan were substantially completed by the end of 2017.

(Gain) Loss on Disposal of Fixed Assets:

The gain on disposal of fixed assets for the year ended December 31, 2017 was $3.5 million compared to a loss of $0.6 million in the prior year. The gains in 2017 were primarily due to the sale of the Bluffton facility and certain equipment associated with the restructuring Plan within the Material Handling Segment, as discussed in Note 7 to the consolidated financial statements.

Impairment Charges:

During the year ended December 31, 2017, the Company recorded an impairment charge of $0.5 million related to a building classified as assets held for sale as discussed in Note 3 to the consolidated financial statements. The building was sold in December 2017.

The Company recorded $1.3 million of non-cash impairment charges, primarily related to long-lived assets associated with the exit of a non-strategic product line in the Material Handling Segment during the year ended December 31, 2016, as discussed in Note 3 to the consolidated financial statements.

Net Interest Expense:

	Year Ended December 31,
(dollars in millions)	2017	2016	Change	% Change
Net interest expense	$7.3	$8.6	$(1.3)	(15)%
Average outstanding borrowings, net	$175.2	$212.1	$(36.9)	(17)%
Weighted-average borrowing rate	4.94%	4.69%

Net interest expense for the year ended December 31, 2017 was $7.3 million compared to $8.6 million during 2016. The decrease in net interest expense is due to a decrease in average borrowings during the year ended December 31, 2017 compared to the prior year, partially offset by a slightly higher borrowing rate.

Loss on Extinguishment of Debt:

During the year ended December 31, 2017, the Company recorded a loss on extinguishment of debt of approximately $1.9 million related to the purchase of a portion of the outstanding Senior Unsecured Notes in 2017, as discussed in Note 12 to the consolidated financial statements.

Income Taxes:

	Year Ended December 31,
(dollars in millions)	2017	2016
Income from continuing operations before taxes	$15.7	$18.7
Income tax expense	$4.9	$7.4
Effective tax rate	31.0%	39.5%

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

Financial Condition & Liquidity and Capital Resources

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

Operating Activities

Cash provided by operating activities from continuing operations was $60.4 million, $49.1 million and $34.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The increase in cash provided by continuing operations of $11.3 million during the year ended December 31, 2018 compared to 2017 was driven by improvements in income from continuing operations, after considering the non-cash charges of $33.3 million related to the HC matters described in Note 5 and Note 11 to the consolidated financial statements, partially offset by changes in working capital of $3.5 million driven by higher volume in 2018.

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

Investing Activities

Capital expenditures were $5.1 million, $5.8 million and $12.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Higher capital spending in 2016 compared to 2018 and 2017 was due to additional investments that were made for new manufacturing focused on growth and productivity improvements in addition to higher spending at Scepter. The Company received proceeds of $2.6 million in 2018 from the sale of fixed assets, a significant portion of which was derived from the sale and leaseback of the distribution center in Pomona, California. The Company received proceeds of $11.1 million in 2017 from the sale of fixed assets, which were primarily due to asset dispositions in connection with the planned facility closures associated with the restructuring Plan with the Material Handling Segment. The Company paid a final working capital adjustment to the buyer of the Lawn and Garden business of approximately $4.0 million in the first quarter of 2016 as described in Note 5 to the consolidated financial statements.

Financing Activities

The Company received net proceeds of $79.5 million from the public offering of common stock in the current year. Net repayments on the credit facility were $74.6 million for the year ended December 31, 2018 compared to net repayments of $16.5 million for the year ended December 31, 2017. The Company used cash of $23.8 million to purchase a portion of the outstanding Senior Unsecured Notes in 2017, as discussed in Note 12 to the consolidated financial statements. The Company used cash to pay dividends of $17.9 million, $16.3 million and $16.2 million for the years 2018, 2017 and 2016, respectively.

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

The Company also has outstanding Senior Unsecured Notes totaling $78 million with a group of investors pursuant to a note purchase agreement. The series of four notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026.

Total debt outstanding at December 31, 2018 was $76.8 million, net of deferred financing costs of $1.2 million, compared with $151.0 million at December 31, 2017. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of December 31, 2018, there was $195.6 million available under our Loan Agreement. As of December 31, 2018, the Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. In addition, as described in Note 11, the Company issued an additional letter of credit of $2 million in January 2019.

As of December 31, 2018, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended December 31, 2018 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	11.60
Leverage Ratio	3.25 to 1 (maximum)	1.15

Contractual Obligations

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments reflecting our current debt structure:

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
		(Amounts in Thousands)
Principal payments on debt	$—	$40,000	$—	$38,000	$78,000
Interest	3,895	5,999	4,053	1,392	15,339
Lease payments	2,492	2,721	1,807	811	7,831
Retirement obligations and other benefits	476	812	662	973	2,923
Total	$6,863	$49,532	$6,522	$41,176	$104,093

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

At October 1, 2018, after considering changes to assumptions used in the most recent quantitative annual testing for each reporting unit, including macroeconomic conditions, industry and market considerations, overall financial performance, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in the most recent quantitative annual testing, and other factors, management concluded that it was not more likely than not that the fair values of the reporting units were less than their respective carrying values and, therefore, did not perform a quantitative analysis.

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

Revenue Recognition — Revenue is recognized when obligations under the terms of a contract with customers are satisfied. In both the Distribution and Material Handling segments, this generally occurs with the transfer of control of the Company’s products.  This transfer of control may occur at either the time of shipment from a Company facility, or at the time of delivery to a designated customer location. Obligations under contracts with customers are typically fulfilled within 90 days of receiving a purchase order from a customer, and generally no other future obligations are required to be performed.  The Company does not enter into any long-term contracts with customers greater than one year.  Based on the nature of the Company’s products and customer contracts, the Company has not recorded any deferred revenue, with the exception of cash advances or deposits received from customers prior to transfer of control of the product. These advances are typically fulfilled within the 90 day time frame mentioned above.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products.  Certain contracts with customers include variable consideration, such as rebates or discounts.  The Company recognizes estimates of this variable consideration each period, primarily based on the most likely level of consideration to be paid to the customer under the specific terms of the underlying programs.  While the Company’s contracts with customers do not generally include explicit rights to return product, the Company will in practice allow returns in the normal course of business and as part of the customer relationship.  Thus, the Company estimates the expected returns each period based on an analysis of historical experience.  For certain businesses where physical recovery of the product from returns occurs, the Company records an estimated right to return asset from such recovery, based on the approximate cost of the product.

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

ASC 740, Income Taxes (“ASC 740”) requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. The Company evaluates the recovery of its deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonable to have, a current or future effect on financial condition, changes in financial condition, revenues of operations, liquidity, capital expenditures or capital resources that are material.

Recent Accounting Pronouncements

Information regarding the recent accounting pronouncements is contained in the Summary of Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements under Item 8 of this report.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. As of December 31, 2018, the Company has no borrowings outstanding under its floating rate debt.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the income statement. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At December 31, 2018, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2019 expressed an unqualified opinion thereon.

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

Akron, Ohio

March 8, 2019

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2018, 2017, and 2016

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2018	2017	2016
Net sales	$566,735	$547,043	$534,379
Cost of sales	387,442	389,590	372,481
Gross profit	179,293	157,453	161,898
Selling expenses	59,503	56,614	58,782
General and administrative expenses	79,832	78,889	73,797
	139,335	135,503	132,579
(Gain) loss on disposal of fixed assets	(8)	(3,482)	628
Impairment charges	308	544	1,329
Other expenses	33,331	—	—
Operating income	6,327	24,888	27,362
Interest
Income	(1,221)	(1,361)	(1,262)
Expense	6,159	8,653	9,905
Interest expense, net	4,938	7,292	8,643
Loss on extinguishment of debt	—	1,888	—
Income from continuing operations before income taxes	1,389	15,708	18,719
Income tax expense	3,037	4,864	7,395
Income (loss) from continuing operations	(1,648)	10,844	11,324
Income (loss) from discontinued operations, net of income tax	(1,701)	(20,733)	(10,267)
Net income (loss)	$(3,349)	$(9,889)	$1,057
Income (loss) per common share from continuing operations:
Basic	$(0.05)	$0.36	$0.38
Diluted	$(0.05)	$0.35	$0.38
Income (loss) per common share from discontinued operations:
Basic	$(0.05)	$(0.69)	$(0.35)
Diluted	$(0.05)	$(0.68)	$(0.35)
Net income (loss) per common share:
Basic	$(0.10)	$(0.33)	$0.03
Diluted	$(0.10)	$(0.33)	$0.03
Dividends declared per share	$0.54	$0.54	$0.54

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2018, 2017, and 2016

(Dollars in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(3,349)	$(9,889)	$1,057
Other comprehensive income (loss)
Adoption of ASU 2018-02	(315)	—	—
Foreign currency translation adjustment	(3,501)	2,391	5,105
Reclassification adjustment for foreign currency translation included in net income (loss)	—	17,201	—
Pension liability, net of tax expense (benefit) of $25 in 2018, $14 in 2017, and ($95) in 2016	77	41	(169)
Total other comprehensive income (loss)	(3,739)	19,633	4,936
Comprehensive income (loss)	$(7,088)	$9,744	$5,993

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2018 and 2017

(Dollars in thousands)

	December 31,	December 31,
	2018	2017
Assets
Current Assets
Cash	$58,894	$2,520
Restricted cash	—	8,659
Accounts receivable, less allowances of $2,259 and $1,777, respectively	72,939	76,650
Income tax receivable	4,892	12,954
Inventories, net	43,596	47,025
Prepaid expenses and other current assets	2,534	2,204
Total Current Assets	182,855	150,012
Other Assets
Property, plant, and equipment, net	65,460	83,904
Goodwill	59,068	59,971
Intangible assets, net	30,280	39,049
Deferred income taxes	5,270	120
Notes receivable	—	18,737
Other	5,712	4,149
Total Assets	$348,645	$355,942

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$60,849	$63,581
Accrued expenses
Employee compensation	16,531	15,544
Taxes, other than income taxes	1,403	1,664
Accrued interest	1,939	2,392
Other current liabilities	16,701	15,472
Total Current Liabilities	97,423	98,653
Long-term debt	76,790	151,036
Other liabilities	19,794	8,236
Deferred income taxes	—	4,265
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,374,121 and 30,495,737; net of treasury shares of 7,178,336 and 7,456,720, respectively)	21,547	18,547
Additional paid-in capital	292,558	209,253
Accumulated other comprehensive loss	(18,280)	(14,541)
Retained deficit	(141,187)	(119,507)
Total Shareholders’ Equity	154,638	93,752
Total Liabilities and Shareholders’ Equity	$348,645	$355,942

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands, except per share data)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2016	29,521,566	$17,895	$196,743	$(39,110)	$(77,825)	$97,703
Net income	—	—	—	—	1,057	1,057
Issuances under option plans	374,958	205	3,030	—	—	3,235
Dividend reinvestment plan	10,520	6	133	—	—	139
Restricted stock vested	169,929	104	(104)	—	—	—
Stock compensation expense	—	24	3,333	—	—	3,357
Tax benefit from options	—	—	64	—	—	64
Foreign currency translation adjustment	—	—	—	5,105	—	5,105
Shares withheld for employee taxes on equity awards	(57,412)	—	(1,166)	—	—	(1,166)
Declared dividends - $0.54 per share	—	—	—	—	(16,292)	(16,292)
Pension liability, net of tax of $95	—	—	—	(169)	—	(169)
Balance at December 31, 2016	30,019,561	18,234	202,033	(34,174)	(93,060)	93,033
Net loss	—	—	—	—	(9,889)	(9,889)
Issuances under option plans	375,292	229	4,167	—	—	4,396
Dividend reinvestment plan	7,625	5	126	—	—	131
Restricted stock vested	130,036	79	(79)	—	—	—
Stock compensation expense	—	—	3,626	—	—	3,626
Foreign currency translation adjustment	—	—	—	2,391	—	2,391
Shares withheld for employee taxes on equity awards	(36,777)	—	(620)	—	—	(620)
Declared dividends - $0.54 per share	—	—	—	—	(16,558)	(16,558)
Pension liability, net of tax of $14	—	—	—	41	—	41
Reclassification adjustment for foreign currency translation included in net loss	—	—	—	17,201	—	17,201
Balance at December 31, 2017	30,495,737	18,547	209,253	(14,541)	(119,507)	93,752
Net loss	—	—	—	—	(3,349)	(3,349)
Adoption of ASU 2018-02	—	—	—	(315)	315	—
Issuances under option plans	191,169	117	2,618	—	—	2,735
Dividend reinvestment plan	5,712	4	114	—	—	118
Restricted stock vested	120,142	73	(73)	—	—	—
Stock compensation expense	—	—	4,644	—	—	4,644
Foreign currency translation adjustment	—	—	—	(3,501)	—	(3,501)
Shares withheld for employee taxes on equity awards	(38,639)	—	(714)	—	—	(714)
Declared dividends - $0.54 per share	—	—	—	—	(18,646)	(18,646)
Pension liability, net of tax of $25	—	—	—	77	—	77
Shares issued in public offering, net of equity issuance costs	4,600,000	2,806	76,716	—	—	79,522
Balance at December 31, 2018	35,374,121	$21,547	$292,558	$(18,280)	$(141,187)	$154,638

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$(3,349)	$(9,889)	$1,057
Income (loss) from discontinued operations, net of income taxes	(1,701)	(20,733)	(10,267)
Income (loss) from continuing operations	(1,648)	10,844	11,324
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities
Depreciation	17,638	19,952	22,049
Amortization	8,485	8,886	9,743
Accelerated depreciation associated with restructuring activities	16	1,993	—
Non-cash stock-based compensation expense	4,257	3,626	3,357
(Gain) loss on disposal of fixed assets	(8)	(3,482)	628
Provision for loss on note receivable	23,008	—	—
Lease guarantee contingency	10,323	—	—
Loss on extinguishment of debt	—	1,888	—
Deferred taxes	(9,450)	(5,663)	555
Interest income received (accrued) on note receivable	(361)	(1,384)	(1,276)
Impairment charges	308	544	1,329
Other	457	256	155
Payments on performance based compensation	(1,249)	(1,010)	(1,794)
Other long-term liabilities	180	723	(592)
Cash flows provided by (used for) working capital
Accounts receivable	4,927	(6,709)	6,427
Inventories	3,151	(1,876)	8,603
Prepaid expenses and other current assets	(353)	2,209	1,047
Accounts payable and accrued expenses	713	18,299	(27,594)
Net cash provided by (used for) operating activities - continuing operations	60,394	49,096	33,961
Net cash provided by (used for) operating activities - discontinued operations	858	(4,633)	(232)
Net cash provided by (used for) operating activities	61,252	44,463	33,729
Cash Flows From Investing Activities
Capital expenditures	(5,123)	(5,814)	(12,489)
Proceeds from sale of property, plant and equipment	2,633	11,058	450
Proceeds (payments) related to sale of business	—	—	(4,034)
Net cash provided by (used for) investing activities - continuing operations	(2,490)	5,244	(16,073)
Net cash provided by (used for) investing activities - discontinued operations	—	(1,107)	(16)
Net cash provided by (used for) investing activities	(2,490)	4,137	(16,089)
Cash Flows From Financing Activities
Net borrowings (repayments) on credit facility	(74,557)	(16,474)	(3,804)
Repayments of senior unsecured notes	—	(23,798)	—
Cash dividends paid	(17,862)	(16,341)	(16,221)
Proceeds from issuance of common stock	2,853	4,527	3,374
Excess tax benefit from stock-based compensation	—	—	64
Proceeds from public offering of common stock, net of equity issuance costs	79,522	—	—
Shares withheld for employee taxes on equity awards	(714)	(620)	(1,166)
Deferred financing costs	—	(1,030)	—
Net cash provided by (used for) financing activities - continuing operations	(10,758)	(53,736)	(17,753)
Net cash provided by (used for) financing activities - discontinued operations	—	—	—
Net cash provided by (used for) financing activities	(10,758)	(53,736)	(17,753)
Foreign exchange rate effect on cash	(289)	(208)	665
Less: Net increase (decrease) in cash classified within discontinued operations	—	(5,484)	493
Net increase in cash and restricted cash	47,715	140	59
Cash and restricted cash at January 1	11,179	11,039	10,980
Cash and restricted cash at December 31	$58,894	$11,179	$11,039
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$6,236	$8,913	$8,917
Income taxes	$5,539	$5,651	$8,136

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise indicated)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. All subsidiaries that are not wholly owned and are not included in the consolidated operating results of the Company are immaterial investments which have been accounted for under the equity or cost method. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues, and expenses recorded and disclosed. Actual results could differ from those estimates.

During the fourth quarter of 2017, the Company completed the sale of certain subsidiaries in Brazil. As further discussed in Note 5, the results of operations and cash flows of these subsidiaries have been classified as discontinued operations in the consolidated financial statements for all periods presented.

Accounting Standards Adopted

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act. The Company recognized the estimated income tax effects of the Tax Cuts and Jobs Act in its 2017 consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 118. The Company finalized its accounting in 2018. Refer to Note 13 for further information regarding the provisional amounts recorded by the Company.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new standard also requires certain disclosures about stranded tax effects. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (as further discussed in Note 13) is recognized. The Company early adopted this standard effective January 1, 2018 and as a result of adopting this standard, $0.3 million of stranded tax effects were reclassified from accumulated other comprehensive income to retained earnings in the first quarter of 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  The ASU should be applied using a retrospective transition method to each period presented and is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted this standard effective January 1, 2018. At adoption, the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows did not have a material impact on the Company’s net cash flows in prior years.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This ASU requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted this standard effective January 1, 2018, and the adoption of this standard did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Additional disclosures are also required to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts. The Company adopted the new guidance effective January 1, 2018 using the modified retrospective approach and applied the new guidance to all open contracts at the date of adoption. Adoption of the new standard resulted in changes to the Company’s accounting policy and disclosures related to revenue recognition (refer to Note 2). The impact of adopting this standard on the Company’s consolidated financial statements was not material, and there was no cumulative transition adjustment required.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.  This ASU eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The guidance allows for early adoption for impairment testing dates after January 1, 2017.  While the Company has elected not to early adopt this guidance and will continue to evaluate the timing of adoption, it does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements unless a goodwill impairment were to occur.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet, and disclose key information about the amount, timing and uncertainty of cash flows arising from leasing arrangements. The new standard is effective for the Company beginning January 1, 2019, and must be adopted using either the modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented or the optional transition approach, which requires application of the new guidance at the standard’s effective date. The Company will adopt the new guidance effective January 1, 2019 using the optional transition method. The Company is substantially complete with its implementation of the new standard, which included designing and implementing changes to processes, controls and systems, where necessary, to address the requirements of the new standard. Upon adoption, the Company expects to recognize right-of-use assets and lease liabilities in the range of $5.7 million to $6.7 million for substantially all of its operating leases. The remaining undiscounted minimum lease commitments as of December 31, 2018 are summarized in Note 15, Leases. It is not expected that the adoption of this standard will have a material impact on the consolidated results of operations or cash flows. The Company will also record a cumulative-effect adjustment to retained earnings upon adoption to recognize the remaining deferred gain on the sale-leaseback transaction that occurred prior to the date of initial application. Additionally, the standard requires new disclosures related to leases, which the Company is in the process of finalizing.

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

Financial assets that are measured at net asset value, which is a practical expedient to estimating fair value, are not classified in the fair value hierarchy.

The Company has financial instruments, including cash, accounts receivable, accounts payable and accrued expenses. The fair value of these financial instruments approximate carrying value due to the nature and relative short maturity of these assets and liabilities.

The fair value of debt under the Company’s Loan Agreement, as defined in Note 12, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At December 31, 2018 and 2017, the aggregate fair value of the Company’s outstanding fixed rate senior unsecured notes was estimated at $76.8 million and $78.0 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. In 2018, there were no customers that accounted for more than ten percent of net sales. Outside of the United States, only customers located in Canada, which account for approximately 4.1% of net sales, are significant to the Company’s operations. In addition, management has established certain requirements that customers must

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $0.7 million, $0.7 million and $0.8 million for 2018, 2017 and 2016, respectively, and is recorded within selling expenses in the Consolidated Statements of Operations. Deductions from the allowance for doubtful accounts, net of recoveries, were approximately $0.5 million, $0.7 million and $0.4 million for 2018, 2017 and 2016, respectively.

Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost.

Inventories at December 31 consist of the following:

	December 31,	December 31,
	2018	2017
Finished and in-process products	$27,960	$30,874
Raw materials and supplies	15,636	16,151
	$43,596	$47,025

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $5.1 million and $5.6 million higher than reported at December 31, 2018 and 2017, respectively. Cost of sales decreased by $0.5 million and $0.1 million in 2018 and 2017, respectively, as a result of the liquidation of LIFO inventories. Cost of sales increased by $0.1 million in 2016 as a result of the liquidation of LIFO inventories.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and Equipment	3 to 10 years
Leasehold Improvements	5 to 10 years

The Company’s property, plant and equipment by major asset class at December 31 consists of:

	December 31,	December 31,
	2018	2017
Land	$7,017	$7,815
Buildings and leasehold improvements	53,821	59,730
Machinery and equipment	253,785	260,880
	314,623	328,425
Less allowances for depreciation and amortization	(249,163)	(244,521)
	$65,460	$83,904

At December 31, 2018 and 2017, the Company had approximately $6.8 million and $6.9 million, respectively, of capitalized software costs included in machinery and equipment. Amortization expense related to capitalized software costs was approximately $0.5 million, $1.0 million and $0.6 million in 2018, 2017 and 2016, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Long-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Determination of potential impairment related to assets to be held and used is based upon undiscounted future cash flows resulting from the use and ultimate disposition of the asset and related asset group. For assets held for sale, the amount of potential impairment may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. Refer to Note 3 for discussion of the impairment charges.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2016	$(37,447)	$(1,663)	$(39,110)
Other comprehensive income (loss) before reclassifications	5,105	(222)	4,883
Amounts reclassified from accumulated other comprehensive income, net of tax of ($30) (1)	—	53	53
Net current-period other comprehensive income (loss)	5,105	(169)	4,936
Balance at December 31, 2016	(32,342)	(1,832)	(34,174)
Other comprehensive income (loss) before reclassifications	2,391	(31)	2,360
Amounts reclassified from accumulated other comprehensive income, net of tax of ($24) (1) (2)	17,201	72	17,273
Net current-period other comprehensive income (loss)	19,592	41	19,633
Balance at December 31, 2017	(12,750)	(1,791)	(14,541)
Other comprehensive income (loss) before reclassifications	(3,501)	14	(3,487)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($21) (1)	—	63	63
Reclassification of stranded tax effects to retained earnings(3)	—	(315)	(315)
Net current-period other comprehensive income (loss)	(3,501)	(238)	(3,739)
Balance at December 31, 2018	$(16,251)	$(2,029)	$(18,280)

(1)

The accumulated other comprehensive income (loss) components related to defined benefit pension plans are included in the computation of net periodic pension cost. See Note 14, Retirement Plans for additional details.

(2)	Cumulative translation adjustment associated with the sale of the Brazil Business, as further discussed in Note 5, was included in the carrying value of assets disposed of.
(3)	Reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act to retained earnings due to the adoption of ASU 2018-02 during the first quarter of 2018.

Stock Based Compensation

The Company has stock incentive plans that provide for the granting of stock-based compensation to employees and to non-employee directors. Shares issued for option exercises or restricted stock units may be either from authorized but unissued shares or treasury shares. The Company records the costs of the plan under the provisions of ASC 718, Compensation — Stock Compensation. For transactions in which the Company obtains employee services in exchange for an award of equity instruments, the Company measures the cost of the services based on the grant date fair value of the award. The Company recognizes the cost over the period during which an employee is required to provide services in exchange for the award, referred to as the requisite service period (usually the vesting period).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

ASC 740, Income Taxes (“ASC 740”) requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. The Company evaluates the recovery of its deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.

The Company evaluates its tax positions in accordance with ASC 740, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized under ASC 740. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Cash flows used in investing activities excluded $1.1 million, $0.6 million and $0.1 million of accrued capital expenditures in 2018, 2017 and 2016, respectively.

2.  Revenue Recognition

The following table disaggregates the Company’s revenue by major market:

	For the Year Ended December 31, 2018
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$78,174	$—	$—	$78,174
Vehicle	95,247	—	—	95,247
Food and beverage	101,610	—	—	101,610
Industrial	142,168	—	(100)	142,068
Auto aftermarket	—	149,636	—	149,636
Total net sales	$417,199	$149,636	$(100)	$566,735

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products.  Certain contracts with customers include variable consideration, such as rebates or discounts.  The Company recognizes estimates of this variable consideration each period, primarily based on the most likely level of consideration to be paid to the customer under the specific terms of the underlying programs.  While the Company’s contracts with customers do not generally include explicit rights to return product, the Company will in practice allow returns in the normal course of business and as part of the customer relationship.  Thus, the Company estimates the expected returns each period based on an analysis of historical experience.  For certain businesses where physical recovery of the product from returns occurs, the Company records an estimated right to return asset from such recovery, based on the approximate cost of the product.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Consolidated Statements of Financial Position related to revenue recognition include:

	December 31,	December 31,	Statement of Financial Position
	2018	2017	Classification
Returns, discounts and other allowances	$(1,169)	$(853)	Accounts receivable
Right of return asset	535	292	Inventories, net
Customer deposits	(806)	(140)	Other current liabilities
Accrued rebates	(2,559)	(2,962)	Other current liabilities

Sales, value added, and other taxes the Company collects concurrent with revenue from customers are excluded from net sales.  The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer.  Costs for shipments to customers are classified as selling expenses for the Company’s manufacturing businesses and as cost of sales for the Company’s distribution business in the accompanying Consolidated Statements of Operations. The Company incurred costs for shipments to customers of approximately $9.7 million, $8.2 million and $8.9 million in selling expenses for the years ended December 31, 2018, 2017 and 2016, respectively, and $5.7 million, $6.0 million, and $6.1 million in cost of sales for the years ended December 31, 2018, 2017 and 2016, respectively. All other internal distribution costs are recorded in selling expenses.

Based on the short term nature of contracts described above, the Company does not incur significant contract acquisition costs. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3.  Impairment Charges

As part of its ongoing strategy, the Company has been evaluating its various real estate holdings over the past two years. As a result of these initiatives, certain buildings have been reclassified as held for sale in 2017 and 2018. Based on the estimated fair value of these buildings (using primarily third party offers considered to be Level 2 inputs), less estimated costs to sell, the Company recorded impairment charges of $0.3 million and $0.5 million during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company had classified $4.4 million and $0.3 million for buildings as held for sale, in Other Assets in the Consolidated Statements of Financial Position. During 2018 and 2017, the Company sold certain buildings previously held for sale for net proceeds of $2.3 million and $3.1 million, respectively.

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

The Company conducted its annual goodwill impairment assessment as of October 1 for all of its reporting units, noting no impairment in continuing operations in 2018, 2017 or 2016.

During the 2018 annual review of goodwill, management performed a qualitative assessment for all of its reporting units. After considering changes to assumptions used in the most recent quantitative annual testing for each reporting unit, including macroeconomic conditions, industry and market considerations, overall financial performance, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in the most recent quantitative annual testing, and other factors, management concluded that it was not more likely than not that the fair values of the reporting units were less than their respective carrying values and, therefore, did not perform a quantitative analysis in 2018. A qualitative analysis was also performed at October 31, 2017 and a quantitative analysis was performed at October 1, 2016.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows:

	Distribution	Material Handling	Total
January 1, 2017	$505	$58,714	$59,219
Foreign currency translation	—	752	752
December 31, 2017	$505	$59,466	$59,971
Foreign currency translation	—	(903)	(903)
December 31, 2018	$505	$58,563	$59,068

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company performs an annual impairment assessment for the indefinite lived trade names which had a carrying value of $9,782 and $9,972 at December 31, 2018 and 2017, respectively. In performing this assessment the Company uses an income approach, based primarily on Level 3 inputs, to estimate the fair value of the trade name. The Company records an impairment charge if the carrying value of the trade name exceeds the estimated fair value at the date of assessment.

Intangible assets at December 31, 2018 and 2017 consisted of the following:

		2018			2017
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade Names - Indefinite Lived		$9,782	$—	$9,782	$9,972	$—	$9,972
Trade Names	6.5	80	(45)	35	80	(40)	40
Customer Relationships	1.5	39,521	(31,896)	7,625	41,043	(27,396)	13,647
Technology	5.2	24,980	(12,142)	12,838	24,980	(9,590)	15,390
Patents	0.0	11,730	(11,730)	—	11,730	(11,730)	—
		$86,093	$(55,813)	$30,280	$87,805	$(48,756)	$39,049

Intangible amortization expense was $8,099, $8,378 and $9,277 in 2018, 2017 and 2016, respectively. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $7,571 in 2019; $4,819 in 2020; $2,278 in 2021; $2,278 in 2022 and $2,278 in 2023.

5.  Disposal of Businesses

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

Pursuant to the terms of the Quota Purchase Agreement by and among the Company, Holdings and Buyer (the “Purchase Agreement”), the Buyer paid a purchase price of one U.S. Dollar to the Company and has assumed all liabilities and obligations of the Brazil Business, whether arising prior to or after the closing of the transaction. There are no additional amounts due, or to be settled, under the terms of the Purchase Agreement with the Buyer. The Company recorded a loss on the sale of the Brazil Business during the fourth quarter of 2017 of $35.0 million, which included $1.2 million of cash held by the Brazil Business and approximately $0.3 million of costs to sell. In addition, the Company recorded a U.S. tax benefit of approximately $15 million as a result of a worthless stock deduction related to the Company’s investment in the Brazil Business. As a result of the Company’s U.S. Federal income tax filings in 2018, the Company reduced this estimated tax benefit by $0.7 million and recognized this adjustment within net loss from discontinued operations.

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

During the second quarter of 2014, the Company’s Board of Directors approved the commencement of the sale process to divest its Lawn and Garden business to allow it to focus resources on its core growth platforms. The business was sold February 17, 2015 to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”), a private equity firm, for $110 million, subject to a working capital adjustment of approximately $4.0 million paid to the L&G Buyer in 2016. The terms of the agreement included a $90 million cash payment and promissory notes totaling $20 million that mature in August 2020 with a 6% interest rate, with approximately $8.6 million placed in escrow that was due to be settled by August 2016. The release of these funds had been extended pending the resolution of indemnification claims, as further described in Note 11. In April 2018, the Company reached agreement on the material terms of a settlement, and, as a result, recorded a pre-tax charge of $1.225 million to discontinued operations in 2018. The settlement was finalized and paid in May 2018, and upon settlement and release of any further obligation on behalf of the Company, the remaining $7.4 million was released from escrow to the Company.

During the third quarter of 2018, management of the Lawn and Garden business, now named HC Companies, Inc. (“HC”), requested an extension to the maturity of the notes as part of an effort to restructure their debt. The Company believes there is uncertainty about the ability to collect on the notes and corresponding accrued interest. The fair market value of the notes at the date of the sale was $17.8 million. The fair value of the notes receivable was calculated using Level 2 inputs as defined in Note 1. The carrying value of the notes as of December 31, 2018 and 2017 was $19.1 million and $18.7 million, respectively, which represents the fair value at the date of sale plus accretion. As a result of the uncertainty regarding the ability to collect on the notes and corresponding accrued interest, the Company recorded a provision for expected loss of $23.0 million within continuing operations to Other Expenses in the Consolidated Statements of Operations during the third quarter of 2018 based on the carrying value of the notes and corresponding accrued interest. Interest income on the notes receivable was $1.0 million, $1.3 million, and $1.3 million during the years ended December 31, 2018, 2017 and 2016 and was recognized based on the stated interest rate above. The Company ceased recognizing interest income following the recording of the provision noted above.

In connection with the financial risk described above with HC, the Company further assessed its potential obligations under a lease guarantee granted as part of the sale of the Lawn and Garden business. Refer to Note 11 for further information with regards to this obligation.

Summarized selected financial information for discontinued operations for the years ended December 31, 2018, 2017 and 2016 are presented in the following table:

	For the Year Ended December 31,
	2018	2017*	2016
Net sales	$—	$29,976	$23,683
Cost of sales	—	25,359	20,941
Selling, general, and administrative	1,348	6,748	5,438
(Gain) loss on disposal of assets	—	(32)	226
Impairment charges	—	—	8,545
Interest income, net	—	(286)	(469)
Gain (loss) on the disposal of the discontinued operations	—	(34,956)	—
Loss from discontinued operations before income tax	(1,348)	(36,769)	(10,998)
Income tax expense (benefit)	353	(16,036)	(731)
Loss from discontinued operations, net of income tax	$(1,701)	$(20,733)	$(10,267)

*	Includes Brazil Business operating results through December 18, 2017.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Net cash flows provided by discontinued operations in 2018 resulted from the payment of expenses related to the sale of the Brazil Business, the payment of the settlement with the L&G Buyer noted above and partial receipt of the tax benefit from the worthless stock deduction related to the Brazil Business. The worthless stock deduction allowed the Company to reduce its estimated U.S. federal tax payments in 2018 by $4.3 million.

6.  Net Income (Loss) Per Common Share

Net income (loss) per common share, as shown on the accompanying Consolidated Statements of Operations, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Year Ended December 31,
	2018	2017	2016
Weighted average common shares outstanding basic	33,426,855	30,222,289	29,750,378
Dilutive effect of stock options and restricted stock	—	340,357	217,534
Weighted average common shares outstanding diluted	33,426,855	30,562,646	29,967,912

Due to the net loss for the year ended December 31, 2018, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive. Options to purchase 242,500 and 551,761 shares of common stock that were outstanding at December 31, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares, and were therefore anti-dilutive.

7.  Restructuring

The charges related to various restructuring programs implemented by the Company are included in cost of sales and selling, general and administrative (“SG&A”) expenses depending on the type of cost incurred. The restructuring charges recognized in the years ended 2018, 2017 and 2016 are presented in the following table.

	2018			2017			2016
Segment	Cost of sales	SG&A	Total	Cost of sales	SG&A	Total	Cost of sales	SG&A	Total
Distribution	$—	$—	$—	$—	$—	$—	$—	$—	$—
Material Handling	119	—	119	7,389	164	7,553	—	—	—
Corporate	—	—	—	—	—	—	—	—	—
Total	$119	$—	$119	$7,389	$164	$7,553	$—	$—	$—

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

All actions under the Plan are completed. The Company incurred $0.1 million and $7.6 million of restructuring charges associated with the activities under the Plan during the years ended December 31, 2018 and 2017, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The table below summarizes restructuring activity for the years ended December 31, 2018 and 2017:

	Employee Reduction	Accelerated Depreciation	Other Exit Costs	Total
Balance at January 1, 2017	$—	$—	$—	$—
Charges to expense	3,022	1,993	2,538	7,553
Cash payments	(1,924)	—	(2,448)	(4,372)
Non-cash utilization	—	(1,993)	—	(1,993)
Balance at December 31, 2017	$1,098	$—	$90	$1,188
Charges to expense	31	16	72	119
Cash payments	(1,099)	—	(162)	(1,261)
Non-cash utilization	—	(16)	—	(16)
Balance at December 31, 2018	$30	$—	$—	$30

In addition to the restructuring costs noted above, the Company also incurred other associated costs of the Plan of $1.1 million for the year ended December 31, 2017, of which $0.1 million is included in cost of sales and $1.0 is included in general and administrative expenses in the accompanying Consolidated Statements of Operations, and are primarily related to third party consulting costs. No such costs were incurred for the year ended December 31, 2018.

For the years ended December 31, 2018 and 2017, the Company recognized gains of $0.2 million and $3.9 million, respectively, on asset dispositions in connection with the planned facility closures under the Plan.

8.  Other Liabilities

The balance in other current liabilities is comprised of the following:

	December 31,	December 31,
	2018	2017
Customer deposits and accrued rebates	$3,365	$3,102
Dividends payable	5,260	4,478
Accrued litigation, claims and professional fees	460	417
Current portion of environmental reserves	1,229	1,322
Other accrued expenses	6,387	6,153
	$16,701	$15,472

The balance in other liabilities (long-term) is comprised of the following:

	December 31,	December 31,
	2018	2017
Lease guarantee contingency	$10,402	$—
Environmental reserves	3,702	3,814
Supplemental executive retirement plan liability	2,026	2,416
Pension liability	1,207	1,318
Deferred gain on sale of assets	1,237	—
Other long-term liabilities	1,220	688
	$19,794	$8,236

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

9.  Stock Compensation

The Company’s Amended and Restated 2017 Incentive Stock Plan (the “2017 Plan”) authorizes the Compensation Committee of the Board of Directors to issue up to 5,126,950 shares of various stock awards including stock options, performance-based restricted stock units, restricted stock units and other forms of equity-based awards to key employees and directors. Options granted and outstanding vest over the requisite service period and expire ten years from the date of grant.

The following tables summarize stock option activity in the past three years:

Options granted in 2018, 2017 and 2016 were as follows:

Year	Options	Exercise Price
2018	255,072	$21.30
2017	397,759	$14.30
2016	271,350	$11.62

Options exercised in 2018, 2017 and 2016 were as follows:

Year	Options	Exercise Price
2018	191,169	$9.97 to $20.93
2017	375,292	$9.97 to $20.93
2016	334,836	$9.00 to $14.77

In addition, options totaling 86,411, 218,130 and 162,565 expired or were forfeited during the years ended December 31, 2018, 2017 and 2016, respectively.

Options outstanding and exercisable at December 31, 2018, 2017 and 2016 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2018	965,659	$10.10 to $21.30	521,202	$16.08
2017	988,167	$9.97 to $20.93	539,993	$16.23
2016	1,183,830	$9.97 to $20.93	934,898	$14.88

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

	2018	2017	2016
Risk free interest rate	2.90%	2.50%	1.80%
Expected dividend yield	2.50%	3.80%	4.60%
Expected life of award (years)	4.00	4.10	8.00
Expected volatility	42.50%	50.00%	50.00%
Fair value per option	$6.30	$4.47	$3.45

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The following table provides a summary of stock option activity for the period ended December 31, 2018:

	Shares	Average Exercise Price	Weighted Average Life (in Years)
Outstanding at December 31, 2017	988,167	$15.13
Options granted	255,072	21.30
Options exercised	(191,169)	14.30
Canceled or forfeited	(86,411)	17.65
Expired	—	—
Outstanding at December 31, 2018	965,659	16.69	7.23
Exercisable at December 31, 2018	521,202	$16.08	6.10

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2018, 2017 and 2016 was $1,745, $2,813 and $1,809, respectively.

The following table provides a summary of restricted stock units, including performance-based restricted stock units, and restricted stock activity for the year ended December 31, 2018:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2017	412,650
Granted	178,005	$21.65
Vested	(104,737)	14.09
Forfeited	(62,123)	16.94
Unvested shares at December 31, 2018	423,795

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a one or three year period. Restricted stock units are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At December 31, 2018, restricted stock awards had vesting periods up through March 2021.

Included in the December 31, 2018 unvested shares are 268,103 performance-based restricted stock units. The fair value of these awards is calculated using the market price of the underlying common stock on the date of grant. In determining fair value, the Company does not take into account performance-based vesting requirements. For these awards, the performance-based vesting requirements determines the number of shares that ultimately vest, which can vary from 0% to 200% of target depending on the level of achievement of established performance criteria. Compensation expense is recognized over the requisite service period subject to adjustment based on the probable number of shares expected to vest under the performance condition.

Stock compensation expense was approximately $4,257, $3,626 and $3,357 for the years ended December 31, 2018, 2017 and 2016, respectively. These expenses are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2018 was approximately $4,737 which will be recognized over the next three years, as such compensation is earned.

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

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976, was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries in 1987.  As a result of the EPA Notice Letter, Buckhorn and the Company engaged in negotiations with the EPA with respect to a draft Administrative Order of Consent (“AOC”) proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives.

During the fourth quarter of 2018, the Company and the EPA finalized the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The AOC is effective as of November 27, 2018, the date that it was executed by the EPA. The AOC and accompanying SOW document the terms, conditions and procedures for the Company’s performance of the RI/FS. In addition, the AOC requires the Company to provide $2 million of financial assurance to the EPA during the estimated three year life of the RI/FS.  In January 2019, the Company provided this assurance as a letter of credit. The AOC also includes provisions for payment by the Company of the EPA’s costs of oversight of the RI/FS, including a prepayment in the amount of $0.2 million, which was paid in January 2019.

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $5.9 million of costs, of which approximately $2.5 million has been paid to date. These costs are comprised primarily of negotiation of the AOC, identification of possible insurance resources and other PRPs, estimates to perform the RI/FS, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to unilateral administrative orders issued by the EPA. Expenses of $0.2 million, $1.3 million, and $1.0 million were recorded in the years ended December 31, 2018, 2017, and 2016, respectively. All charges related to this claim have been recorded within general and administrative expenses in the Consolidated Statements of Operations.

As of December 31, 2018 and 2017, the Company had a total reserve of $3.4 million and $3.6 million, respectively, related to the New Idria Mine.  As of December 31, 2018, $0.9 million is classified in Other Current Liabilities and $2.5 million is classified in Other Liabilities on the Consolidated Statements of Financial Position.

It is possible that adjustments to the aforementioned reserves will be necessary as new information is obtained, including after preparation and EPA approval of the work plan for the RI/FS, which is anticipated to occur in the first half of 2019. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

New Almaden Mine (formerly referred to as Guadalupe River Watershed)

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction, and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  As of December 31, 2018 and 2017, the Company has a total reserve of $1.5 million related to the New Almaden Mine. As of December 31, 2018, $0.3 million is classified in Other Current Liabilities and $1.2 million is classified in Other Liabilities on the Consolidated Statements of Financial Position. All charges related to this claim have been recorded with general and administrative expenses in the Consolidated Statements of Operations.

The project has not yet been implemented though significant work on design and planning has been performed. The Company is currently awaiting notice from Santa Clara County on the expected timing of fieldwork to commence.  As work on the project occurs, it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information.  In addition, the Company may have claims against and defenses to claims by the County under the 2005 agreement that could reduce or offset its obligation for reimbursement of some of these potential additional costs. With the assistance of environmental consultants, the Company will closely monitor this matter and will continue to assess its reserves as additional information becomes available.

Lawn and Garden Indemnification Claim

In connection with the sale of the Lawn and Garden business, as described in Note 5, the Company received Notices of Indemnification Claims in April 2015 and July 2016 (collectively, the “Claims”), alleging breaches of certain representations and warranties under the agreement resulting in alleged losses in the amount of approximately $10 million. As described in Note 5, approximately $8.6 million of the sale proceeds that were placed in escrow were due to be settled in August 2016; however, the release of these funds had been extended pending the resolution of the Claims, which were the subject of a lawsuit in the Delaware Chancery Court.

In April 2018, the Company reached agreement on the material terms of a settlement, and as a result, recorded a pre-tax charge of $1.225 million to discontinued operations in 2018. The settlement agreement was finalized in May 2018, and the settlement amount was funded from the escrow account. In addition, upon settlement and release of any further obligation on behalf of the Company, the remaining $7.4 million was released from escrow to the Company in 2018.

Lawn and Garden Lease Guarantee

In connection with the sale of the Lawn and Garden business, as described in Note 5, the Company is a guarantor for one of HC’s facility leases expiring in September 2025 for any remaining rent payments under the lease for which HC is unable to meet its obligations. Current annual rent for the facility is approximately $2 million, and is subject to annual CPI increases throughout the lease term. In connection with the financial risk associated with HC, as described in Note 5, the Company assessed its range of potential obligations under the lease guarantee, and as a result of this analysis, recorded a liability and related pre-tax charge of $10.3 million during 2018. The carrying value of the lease obligation as of December 31, 2018 was $10.4 million, which represents the initial liability recorded plus accretion and is included in Other Liabilities on the Consolidated Statements of Financial Position. The related initial charge was recorded to Other Expenses in the Consolidated Statements of Operations.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Patent Infringement

On December 11, 2018, No Spill Inc. filed suit against Scepter Manufacturing LLC and Scepter Corporation (“Scepter”) in the United States District Court for the District of Kansas asserting infringement of two patents, breach of contract, and trade dress claims in relation to plastic gasoline containers Scepter manufactures and sells in the United States. On December 31, 2018, the parties filed a waiver of service and extension of time to file a response to the complaint. The response to the complaint is due on March 28, 2019. A schedule in the case has not yet issued. Scepter intends to defend itself vigorously in this matter. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter, and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition, or cash flows. Accordingly, the Company has not currently recorded any reserves for this matter.

12.  Long-Term Debt and Loan Agreements

Long-term debt at December 31, 2018 and 2017 consisted of the following:

	December 31,	December 31,
	2018	2017
Loan Agreement	$—	$74,632
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	15,000	15,000
5.45% Senior Unsecured Notes due 2026	12,000	12,000
	78,000	152,632
Less unamortized deferred financing costs	1,210	1,596
	$76,790	$151,036

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022.

Under the terms of the Loan Agreement, the Company may borrow up to $200 million, reduced for letters of credit issued. As of December 31, 2018, the Company had $195.6 million available under the Loan Agreement. The Company had $4.4 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business at December 31, 2018. In addition, as described in Note 11, the Company issued an additional letter of credit of $2 million in January 2019. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.

The Company’s Senior Unsecured Notes (“Notes”) range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. In September 2017, the Company made an offer to all holders of the $100 million Notes to purchase all or a portion of the Notes prior to their maturity dates. In October 2017, one note holder accepted the offer and elected to tender $22 million in Notes. The Company purchased the Notes from the holder on October 31, 2017 for approximately $23.8 million, which includes the outstanding principal balance of $22.0 million and a make-whole premium of $1.8 million. A loss on extinguishment of debt of approximately $1.9 million was recorded during 2017, which consisted of the make-whole premium plus unamortized deferred financing costs of $0.1 million.

Amortization expense of the deferred financing costs was $386, $508, and $466 for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in interest expense in the Consolidated Statements of Operations.

The average interest rate on borrowings under our loan agreements were 5.75% for 2018, 4.94% for 2017, and 4.69% for 2016, which includes a quarterly facility fee on the used and unused portion.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

As of December 31, 2018, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of December 31, 2018 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	11.60
Leverage Ratio	3.25 to 1 (maximum)	1.15

13.  Income Taxes

The effective tax rate from continuing operations was 218.7% in 2018, 31.0% in 2017 and 39.5% in 2016. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2018	2017	2016
Statutory Federal income tax rate	21.0%	35.0%	35.0%
State income taxes - net of Federal tax benefit	42.5	8.3	3.0
Foreign tax rate differential	3.9	(1.6)	(0.9)
Domestic production deduction	—	(5.2)	(3.2)
Non-deductible expenses	93.8	0.4	2.9
Impact of tax law changes	22.1	(7.4)	—
Changes in unrecognized tax benefits	42.9	0.9	(0.8)
Foreign tax incentives	(3.1)	—	(0.4)
Valuation allowances	—	—	3.2
Other	(4.4)	0.6	0.7
Effective tax rate for the year	218.7%	31.0%	39.5%

Income from continuing operations before income taxes was attributable to the following sources:

	2018	2017	2016
United States	$419	$12,979	$17,010
Foreign	970	2,729	1,709
Totals	$1,389	$15,708	$18,719

Income tax expense (benefit) from continuing operations consisted of the following:

	2018		2017		2016
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$9,694	$(7,910)	$6,304	$(4,394)	$5,684	$(413)
Foreign	1,218	(718)	1,821	(883)	515	741
State and local	1,575	(822)	2,402	(386)	641	227
	$12,487	$(9,450)	$10,527	$(5,663)	$6,840	$555

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”). Effective January 1, 2018, the Tax Act established a corporate income tax rate of 21%, replacing the former 35% rate, and created a territorial tax system rather than a worldwide system, which generally eliminated the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system included a one-time deemed repatriation transition tax (“Transition Tax”) on certain foreign earnings previously untaxed in the United States. In response to the complexities and timing of issuance of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provided up to a one-year measurement period for companies to finalize the accounting for the impacts of this new legislation. As required, the Company finalized its accounting during 2018 for items previously considered provisional. At December 31, 2017, the Company recorded an initial provisional net benefit to income tax expense of $1.2 million related to the enactment of the Tax Act. This net benefit included a provisional deferred tax benefit of $3.0 million related to revaluing the net U.S. deferred tax liabilities to reflect the lower U.S. corporate tax rate. The deferred tax benefit was offset by a provision of $1.8 million related to the Transition Tax. In general, the Transition Tax imposed by the Tax Act results in the taxation of foreign earnings and profits (“E&P”) at a 15.5% rate on liquid assets and 8% on the remaining unremitted foreign E&P, both net of foreign tax credits. The provisional amounts for the Transition Tax recorded by the Company in 2017 included the undistributed E&P for all the Company’s foreign subsidiaries. Based on the finalized accounting and preparation of the Company’s 2017 U.S. Federal Tax Return, the Company recorded a reduction of income tax expense of $0.3 million for the year ended December 31, 2018 to reflect adjustments to the previously recognized provisional amounts under the Tax Act. In addition, the Company recorded income tax expense of $0.6 million associated with an uncertain tax position related to the calculation of the Transition Tax included in the 2017 return.

During 2018, the Company recorded a provision and related deferred tax liability of $0.6 million related to the earnings of the Company’s subsidiary in Guatemala, which were deemed by management to no longer be permanently reinvested. As noted above, the E&P for all foreign subsidiaries has been previously included in the calculation of the Transition Tax, and thus, should there be a repatriation of earnings from any other foreign subsidiaries in future periods, the Company expects to be subject to only foreign withholding tax. Management does not currently anticipate a repatriation of earnings from any foreign subsidiaries, except as provided above, as these earnings are deemed to be permanently reinvested.

Significant components of the Company’s deferred taxes as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred income tax assets
Compensation	2,774	3,030
Inventory valuation	695	502
Allowance for uncollectible accounts	237	268
Provision for loss on note receivable	5,031	—
Non-deductible accruals	4,196	2,195
Non-deductible intangibles	1,574	1,193
State deferred taxes	843	—
Capital loss carryforwards	1,982	1,982
Net operating loss carryforwards	—	405
	17,332	9,575
Valuation allowance	(1,982)	(1,982)
	15,350	7,593
Deferred income tax liabilities
Property, plant and equipment	$4,247	$6,255
Tax-deductible goodwill	5,089	5,202
State deferred taxes	—	132
Other	744	149
	10,080	11,738
Net deferred income tax asset (liability)	$5,270	$(4,145)

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

ASC 740, Income Taxes, requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. Based on the current available evidence, the Company considers the net deferred tax asset at December 31, 2018 to be fully realizable except for the deferred tax asset related to the capital loss carryforward described below.

As further discussed in Note 5, the Company sold its investments in certain Brazilian subsidiaries on December 18, 2017. In connection with this divestiture, the Company incurred a capital loss of $9.5 million on its investment in the Myers do Brazil business and recorded a deferred tax asset of $2.0 million as the result of this capital loss carryforward. A valuation allowance of $2.0 million has been recorded against this deferred tax asset as the recovery of the asset is not more likely than not as of December 31, 2018. In addition, in accordance with ASC 740, for the year ended December 31, 2016 the Company allocated $0.6 million of a valuation allowance related to the Brazil Business to income from continuing operations in the Consolidated Statement of Operations, as this valuation allowance related to the change in estimated realizability of the beginning of the year net deferred tax asset in the Brazil Business.

The Company recorded a tax benefit of approximately $15 million generated as a result of a worthless stock deduction for the Novel do Nordeste business included in the divestiture. Although management believes that the worthless stock deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail. This tax benefit is included in the net loss from discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2017. As a result of the Company’s U.S. Federal income tax filings in 2018, the Company reduced this estimated tax benefit by $0.7 million and recognized this adjustment within net loss from discontinued operations.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2018	2017	2016
Balance at January 1	$359	$478	$151
Increases related to previous year tax positions	596	359	478
Reductions due to lapse of applicable statute of limitations	—	(478)	(151)
Reduction due to settlements	—	—	—
Balance at December 31	$955	$359	$478

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.0 million, $0.4 million and $0.5 million at December 31, 2018, 2017 and 2016.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns.  As of December 31, 2018, the Company is no longer subject to U.S. Federal examinations by tax authorities for tax years before 2015. The Company is subject to state and local examinations for tax years of 2013 through 2017. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2013 through 2017.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Net periodic pension cost for the years ended December 31, 2018, 2017 and 2016 was as follows:

	For the Year Ended December 31,
	2018	2017	2016
Interest cost	$224	$253	$270
Expected return on assets	(317)	(295)	(319)
Amortization of net loss	84	96	82
Net periodic pension cost	$(9)	$54	$33

The reconciliation of changes in projected benefit obligations are as follows:

	December 31,
	2018	2017
Projected benefit obligation at beginning of year	$6,579	$6,503
Interest cost	224	253
Actuarial loss (gain)	(362)	276
Expenses paid	(135)	(84)
Benefits paid	(362)	(369)
Projected benefit obligation at end of year	$5,944	$6,579
Accumulated benefit obligation at end of year	$5,944	$6,579

The assumptions used to determine the net periodic benefit cost and benefit obligations are as follows:

	December 31,
	2018	2017	2016
Discount rate for net periodic pension cost	3.50%	4.00%	4.30%
Discount rate for benefit obligations	4.20%	3.50%	4.00%
Expected long-term return of plan assets	7.50%	7.75%	7.75%

The expected long-term rate of return assumption is based on the actual historical rate of return on assets adjusted to reflect recent market conditions and future expectations consistent with the Company’s current asset allocation and investment policy. In the current year, the Company’s asset allocation and investment policy transitioned from a total-return strategy to a liability-driven strategy. This revised policy shifts from equities and market duration fixed income and into fixed income investments that are managed to match the duration of the underlying pension liability. The assumed discount rates represent long-term high quality corporate bond rates commensurate with the liability duration of the plan.

The following table reflects the change in the fair value of the plan’s assets:

	December 31,
	2018	2017
Fair value of plan assets at beginning of year	$5,261	$5,183
Actual return on plan assets	(27)	531
Company contributions	—	—
Expenses paid	(135)	(84)
Benefits paid	(362)	(369)
Fair value of plan assets at end of year	$4,737	$5,261

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The fair value of plan assets as of December 31, 2018 consist of mutual funds valued at $2,352 and pooled separate accounts valued at $2,385. The mutual funds were categorized as Level 1 and were determined based on period end, closing quoted prices in active markets. The pooled separate accounts are measured at net asset value as a practical expedient to estimate fair value and are not classified in the fair value hierarchy as of December 31, 2018. Each of the pooled separate accounts invest in multiple fixed securities and provide for daily redemptions by the plan with no advance notice requirements, and have redemption prices that are determined by the fund’s net asset value per unit with no redemption fees.

The fair value of plan assets as of December 31, 2017, which consisted mainly of mutual funds, were all categorized as Level 1 and were determined based on period end closing, quoted prices in active markets.

The weighted average asset allocations at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
U.S. Equities securities	50%	72%
U.S. Debt securities	50%	24%
Cash	—	4%
Total	100%	100%

The following table provides a reconciliation of the funded status of the plan at December 31, 2018 and 2017:

	December 31,
	2018	2017
Projected benefit obligation	$5,944	$6,579
Plan assets at fair value	4,737	5,261
Funded status	$(1,207)	$(1,318)

The funded status shown above is included in Other Liabilities in the Company’s Consolidated Statements of Financial Position at December 31, 2018 and 2017. The Company expects to make a contribution to the plan of $30 in 2019.

Benefit payments projected for the plan are as follows:

2019	$372
2020	376
2021	377
2022	374
2023	374
2024-2028	1,889

The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of $2,216, $2,302 and $2,324 in 2018, 2017 and 2016, respectively.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain participating senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Expense related to the SERP was approximately $33, $128 and $192 for the years ended December 2018, 2017 and 2016, respectively. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 4.2% at December 31, 2018 and 3.5% at December 31, 2017. The SERP liability was approximately $2,449 and $2,923 at December 31, 2018 and 2017, respectively, and is included in Accrued Employee Compensation and Other Liabilities on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

15.  Leases

The Company and certain of its subsidiaries are committed under non-cancelable operating leases involving certain facilities and equipment. Aggregate rental expense for all leased assets was $3,312, $3,198 and $3,625 for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum rental commitments are as follows:

Year Ended December 31,
2019	$2,492
2020	1,739
2021	982
2022	966
2023	841
Thereafter	811
Total	$7,831

On February 27, 2018, the Company completed a sale-leaseback transaction for its distribution center in Pomona, California for a net purchase price of $2.3 million. The Company realized a gain on the sale of $2.0 million, of which $0.7 million was recognized at the time of the sale. The remaining $1.3 million is being recognized ratably over the term of the ten-year lease at approximately $0.1 million per year. Simultaneous with the closing of the sale, the Company entered into a ten-year operating lease arrangement with base annual rent of approximately $0.1 million during the first year, followed by annual increases of 3% through the remainder of the lease period. This facility is included in the Company’s Distribution Segment.

16.  Industry Segments

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

The Material Handling Segment manufactures a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products and rotationally-molded plastic tanks for water, fuel and waste handling. This segment conducts its primary operations in the United States and Canada. Markets served include industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both directly to end-users and through distributors.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Total sales from foreign business units were approximately $50.6 million, $53.9 million, and $64.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total export sales to countries outside the U.S. were approximately $19.6 million, $17.2 million, and $18.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Sales made to customers in Canada accounted for approximately 4.1% of total net sales in 2018, 2.4% in 2017 and 4.6% in 2016. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, primarily in Canada, consisted of property, plant and equipment, and were approximately $14.1 million at December 31, 2018 and $17.6 million at December 31, 2017.

	2018	2017	2016
Net Sales
Material Handling	$417,199	$391,313	$363,956
Distribution	149,636	156,428	170,660
Inter-company sales	(100)	(698)	(237)
Total net sales	$566,735	$547,043	$534,379

Income (loss) from continuing operations before income taxes
Material Handling	$57,948	$38,874	$40,776
Distribution	7,441	9,073	12,834
Corporate	(59,062)	(23,059)	(26,248)
Total operating income	6,327	24,888	27,362
Interest expense, net	(4,938)	(7,292)	(8,643)
Loss on extinguishment of debt	—	(1,888)	—
Income from continuing operations before income taxes	$1,389	$15,708	$18,719

Identifiable Assets
Material Handling	$229,962	$257,863	$268,634
Distribution	48,575	49,822	56,072
Corporate	70,108	48,257	36,271
Discontinued operations	—	—	20,707
Total identifiable assets	$348,645	$355,942	$381,684

Capital Additions, Net
Material Handling	$4,500	$5,165	$10,933
Distribution	587	622	1,424
Corporate	36	27	132
Total capital additions, net	$5,123	$5,814	$12,489

Depreciation and Amortization
Material Handling	$24,159	$28,506	$29,270
Distribution	1,169	1,174	1,221
Corporate	811	1,151	1,301
Total depreciation and amortization	$26,139	$30,831	$31,792

17.  Subsequent Events (Unaudited)

On March 1, 2019, the Company sold a distribution center in Wadsworth, Ohio for net proceeds of approximately $4.5 million. This facility was classified as an asset held for sale as of December 31, 2018, as discussed in Note 3, and was included in the Company’s Material Handling Segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

18.  Summarized Quarterly Results of Operations (Unaudited)

Quarter Ended 2018	March 31	June 30	September 30	December 31	Total
Net Sales	$152,568	$140,560	$135,219	$138,388	$566,735
Gross Profit	47,115	47,991	42,091	42,096	179,293
Income (loss) from continuing operations	7,755	8,608	(21,137)	3,126	(1,648)
Income (loss) from discontinued operations, net	(911)	—	(2)	(788)	(1,701)
Net income (loss)	6,844	8,608	(21,139)	2,338	(3,349)
Income (loss) per common share from continuing operations:
Basic*	$0.25	$0.26	$(0.60)	$0.09	$(0.05)
Diluted*	$0.25	$0.26	$(0.60)	$0.09	$(0.05)
Income (loss) per common share from discontinued operations:
Basic*	$(0.03)	$—	$—	$(0.02)	$(0.05)
Diluted*	$(0.03)	$—	$—	$(0.02)	$(0.05)
Net income (loss) per share:
Basic*	$0.22	$0.26	$(0.60)	$0.07	$(0.10)
Diluted*	$0.22	$0.26	$(0.60)	$0.07	$(0.10)

Quarter Ended 2017	March 31	June 30	September 30	December 31	Total
Net Sales	$136,572	$135,252	$135,113	$140,106	$547,043
Gross Profit	41,761	38,292	39,143	38,257	157,453
Income (loss) from continuing operations (3) (4)	3,458	2,482	3,083	1,821	10,844
Income (loss) from discontinued operations, net (1) (2)	(344)	(489)	174	(20,074)	(20,733)
Net income (loss)(1) (2) (3) (4)	$3,114	$1,993	$3,257	$(18,253)	(9,889)
Income (loss) per common share from continuing operations:
Basic*	$0.12	$0.08	$0.10	$0.06	$0.36
Diluted*	$0.11	$0.08	$0.10	$0.06	$0.35
Income (loss) per common share from discontinued operations:
Basic*	$(0.02)	$(0.01)	$0.01	$(0.66)	$(0.69)
Diluted*	$(0.01)	$(0.01)	$0.01	$(0.65)	$(0.68)
Net income (loss) per share:
Basic*	$0.10	$0.07	$0.11	$(0.60)	$(0.33)
Diluted*	$0.10	$0.07	$0.11	$(0.59)	$(0.33)

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
(4)	During the quarter ended December 31, 2017, the Company recorded a net tax benefit of approximately $1.2 million related to the Tax Act

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

R. David Banyard	Kevin L. Brackman
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Myers Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myers Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes of the Company and our report dated March 8, 2019 expressed an unqualified opinion thereon.

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

March 8, 2019

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

For information about the directors of the Company, see the sections titled “Proposal No. 1 – Election of Directors”, “Nominees”, “Corporate Governance Guidelines”, “Corporate Governance and Compensation Practices”, “Board and Committee Independence”, “Board Committees and Meetings”, “Committee Charters and Policies”, and “Shareholder Nomination Process” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 24, 2019 (“Proxy Statement”), which is incorporated herein by reference.

Each member of the Company’s Audit Committee is financially literate and independent as defined under the Company’s Independence Criteria Policy and the independence standards set by the New York Stock Exchange. The Board has identified Robert A. Stefanko, Jane Scaccetti, F. Jack Liebau, Jr. and Lori Lutey as “Audit Committee Financial Experts”.

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

See the sections titled “Compensation Discussion and Analysis”, “Employment Arrangements Including Change in Control”, "Risk Assessment of Compensation Practices”, “CEO Pay Ratio”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report on Executive Compensation” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the sections titled “Security Ownership of Certain Beneficial Owners and Management,” and “Proposal No. 1 - Election of Directors” of the Proxy Statement, which are incorporated herein by reference.

	(A)		(B)		(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	1,389,454	(1)	$16.69	(2)	1,549,514
Equity Compensation Plans Not Approved by Security Holders	–0–		–0–		–0–
Total	1,389,454				1,549,514

(1)

This information is as of December 31, 2018 and includes outstanding stock option and restricted stock unit awards, including performance-based restricted stock unit awards, granted under the 2017 Incentive Stock Plan and 1999 Incentive Stock Plan.

(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock unit awards, which do not have an exercise price.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

See the sections titled “Policies and Procedures with Respect to Related Party Transactions” and “Corporate Governance Guidelines”, “Corporate Governance and Compensation Practices” and “Board and Committee Independence” of the Proxy Statement, which are incorporated herein by reference.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.	(A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Operations For The Years Ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Financial Position As of December 31, 2018 and 2017
•	Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Cash Flows For The Years Ended December 31, 2018, 2017 and 2016
•	Notes to Consolidated Financial Statements
15.	(A)(2) Financial Statement Schedules

All schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15.(A)(3) Exhibits

EXHIBIT INDEX

2(a)

Amended and Restated Asset Purchase Agreement, dated as of February 17, 2015, among Myers Industries, Inc., MYE Canada Operations, Inc., and the HC Companies, Inc. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on February 18, 2015.**

2(b)

Quota Purchase Agreement by and among Myers Industries, Inc., Myers Holdings Brasil Ltda., Novel Holdings - Eireli, and Gabriel Alonso Neto dated as of December 18, 2017. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on December 20, 2017.

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

10(h)	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
10(i)

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

10(j)

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

10(k)

Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., MYE Canada Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated December 13, 2013. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 17, 2013.

10(l)

First Amendment to Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., the foreign subsidiary borrowers, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated May 30, 2014. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 4, 2014.

10(m)	Amended and Restated 2008 Incentive Stock Plan of the Company, effective as of March 5, 2015. Reference is made to the Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2015.*
10(n)

Second Amendment to Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., the foreign subsidiary borrowers, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated May 19, 2015. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on May 26, 2015.

10(o)	Severance Agreement between the Company and R. David Banyard, entered into as of December 7, 2015. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 8, 2015.*
10(p)

Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and R. David Banyard dated December 7, 2015. Reference is made to Exhibit 10(u) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(q)

Form of 2016 Stock Unit Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Named Executive Officers. Reference is made to Exhibit 10(v) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(r)

Form of 2016 Stock Unit Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Director Awards. Reference is made to Exhibit 10(x) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(s)

Form of 2016 Option Award Agreement under the Amended and Restated 2008 Incentive Stock Plan for Named Executive Officers. Reference is made to Exhibit 10(y) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(t)	Form of Long Term Cash Award Agreement under the Performance Bonus Plan. Reference is made to Exhibit 10(aa) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*
10(u)	Severance Agreement between the Company and Matteo Anversa, entered into as of October 17, 2016. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 19, 2016.*

10(v)

Severance Agreement between the Company and Kevin Brackman entered into December 13, 2018 effective December 11, 2018. Reference is made to Exhibit 10.1 to Form 8-K/A filed with the Commission on December 18, 2018.*

10(w)	Change in Control Agreement between the Company and Andrean Horton entered into as of October 8, 2018.* (filed herewith)
10(x)

Form of Performance-based Stock Unit Award Agreement (three-year vest period) under the Amended and Restated 2008 Incentive Stock Plan for R. David Banyard.  Reference is made to Exhibit 10(a) to Form 10-Q filed with the Commission on May 2, 2016.*

10(y)	Form of Director Stock Award Agreement under the Amended and Restated 2008 Incentive Stock Plan. Reference is made to Exhibit 10(b) to Form 10-Q filed with the Commission on May 2, 2016.*
10(z)

Form of 2017 Performance Stock Unit Award Agreement under the 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(ag) to Form 10-K filed with the Commission on March 9, 2017.*

10(aa)

Fifth Amended and Restated Loan Agreement, dated March 8, 2017, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2017.

10(ab)

Second Amendment to the Note Purchase Agreement among the Subsidiary Guarantors identified therein and each of the institutions which is a signatory thereto, dated March 8, 2017. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 9, 2017.

10(ac)	Form of Director Stock Award Agreement under the Amended and Restated 2017 Incentive Stock Plan.* (filed herewith)
10(ad)

Form of 2018 Option Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(ai) to Form 10-K filed with the Commission on March 9, 2018.*

10(ae)

Form of 2018 Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(aj) to Form 10-K filed with the Commission on March 9, 2018.*

10(af)

Form of 2018 Performance Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(an) to Form 10-K filed with the Commission on March 9, 2018.*

10(ag)	Amended and Restated 2017 Stock Incentive Plan of Myers Industries, Inc. Reference is made to Exhibit 10(ao) to Form 10-K filed with the Commission on March 9, 2018.*
10(ah)

Administrative Settlement Agreement and Order on Consent For Remedial Investigation/Feasibility Study, effective November 27, 2018, by and between the United States Environmental Protection Agency and Buckhorn, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 13, 2018.

10(ai)	Executive Nonqualified Excess Plan effective January 1, 2018* (filed herewith)
14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14.1 to Form 8-K filed with the Commission on March 6, 2017.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification of R. David Banyard, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Kevin L. Brackman, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of R. David Banyard, President and Chief Executive Officer, and Kevin L. Brackman, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL includes: (i) Consolidated Statements of Financial Position (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

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

MYERS INDUSTRIES, INC.
/s/ Kevin L. Brackman
Kevin L. Brackman
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ R. David Banyard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2019
R. DAVID BANYARD

/s/ Kevin L. Brackman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2019
KEVIN L. BRACKMAN

/s/ Sarah R. Coffin	Director	March 8, 2019
SARAH R. COFFIN

/s/ Ron DeFeo	Director	March 8, 2019
RON DEFEO

/s/ William A. Foley	Director	March 8, 2019
WILLIAM A. FOLEY

/s/ Lori Lutey	Director	March 8, 2019
LORI LUTEY

/s/ F. Jack Liebau, Jr.	Director	March 8, 2019
F. JACK LIEBAU, JR.

/s/ Bruce M. Lisman	Director	March 8, 2019
BRUCE M. LISMAN

/s/ Jane Scaccetti	Director	March 8, 2019
JANE SCACCETTI

/s/ Robert A. Stefanko	Director	March 8, 2019
ROBERT A. STEFANKO