Form 10-Q
period 2019-03-31
MYERS INDUSTRIES INC
filed 2019-05-08
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, without par value	MYE	New York Stock Exchange

The number of shares outstanding of the issuer’s common stock, without par value, as of April 30, 2019 was 35,461,725 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended March 31,
	2019	2018
Net sales	$139,115	$152,568
Cost of sales	93,556	105,453
Gross profit	45,559	47,115
Selling, general and administrative expenses	34,468	35,473
(Gain) loss on disposal of fixed assets	(43)	(380)
Impairment charges	916	—
Operating income	10,218	12,022
Interest expense, net	1,049	1,639
Income from continuing operations before income taxes	9,169	10,383
Income tax expense	2,526	2,628
Income from continuing operations	6,643	7,755
Income (loss) from discontinued operations, net of income tax	127	(911)
Net income	$6,770	$6,844
Income per common share from continuing operations:
Basic	$0.19	$0.25
Diluted	$0.19	$0.25
Income (loss) per common share from discontinued operations:
Basic	$—	$(0.03)
Diluted	$—	$(0.03)
Net income per common share:
Basic	$0.19	$0.22
Diluted	$0.19	$0.22

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2019	2018
Net income	$6,770	$6,844
Other comprehensive income (loss)
Adoption of ASU 2018-02	—	(315)
Foreign currency translation adjustment	777	(1,720)
Pension liability, net of tax expense of $67 in 2018	—	201
Total other comprehensive income (loss)	777	(1,834)
Comprehensive income	$7,547	$5,010

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2019	2018
Assets
Current Assets
Cash	$67,316	$58,894
Accounts receivable, less allowances of $2,281 and $2,259, respectively	71,914	72,939
Income tax receivable	—	4,892
Inventories, net	42,489	43,596
Prepaid expenses and other current assets	1,809	2,534
Total Current Assets	183,528	182,855
Other Assets
Property, plant, and equipment, net	59,334	65,460
Right of use asset - operating leases	5,529	—
Goodwill	59,290	59,068
Intangible assets, net	28,448	30,280
Deferred income taxes	5,350	5,270
Other	4,309	5,712
Total Assets	$345,788	$348,645

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$53,818	$60,849
Accrued expenses
Employee compensation	11,896	16,531
Income taxes	4,349	—
Taxes, other than income taxes	1,080	1,403
Accrued interest	811	1,939
Other current liabilities	13,634	16,701
Operating lease liability - short-term	1,895	—
Total Current Liabilities	87,483	97,423
Long-term debt	76,887	76,790
Operating lease liability - long-term	3,878	—
Other liabilities	19,114	19,794
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,454,385 and 35,374,121; net of treasury shares of 7,098,072 and 7,178,336, respectively)	21,627	21,547
Additional paid-in capital	292,608	292,558
Accumulated other comprehensive loss	(17,503)	(18,280)
Retained deficit	(138,306)	(141,187)
Total Shareholders’ Equity	158,426	154,638
Total Liabilities and Shareholders’ Equity	$345,788	$348,645

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended March 31, 2019
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2019	$21,547	$292,558	$(18,280)	$(141,187)	$154,638
Net income	—	—	—	6,770	6,770
Adoption of ASU 2016-02, net of tax of $332	—	—	—	905	905
Foreign currency translation adjustment	—	—	777	—	777
Shares issued under incentive plans, net of shares withheld for tax	80	(908)	—	—	(828)
Stock compensation expense	—	958	—	—	958
Declared dividends - $0.14 per share	—	—	—	(4,794)	(4,794)
Balance at March 31, 2019	$21,627	$292,608	$(17,503)	$(138,306)	$158,426

	Quarter Ended March 31, 2018
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2018	$18,547	$209,253	$(14,541)	$(119,507)	$93,752
Net income	—	—	—	6,844	6,844
Adoption of ASU 2018-02	—	—	(315)	315	—
Foreign currency translation adjustment	—	—	(1,720)	—	(1,720)
Shares issued under incentive plans, net of shares withheld for tax	51	42	—	—	93
Stock compensation expense	—	953	—	—	953
Pension liability, net of tax of $67	—	—	201	—	201
Declared dividends - $0.14 per share	—	—	—	(4,197)	(4,197)
Balance at March 31, 2018	$18,598	$210,248	$(16,375)	$(116,545)	$95,926

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income	$6,770	$6,844
Income (loss) from discontinued operations, net of income taxes	127	(911)
Income from continuing operations	6,643	7,755
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities
Depreciation	4,012	4,479
Amortization	2,026	2,166
Accelerated depreciation associated with restructuring activities	—	16
Non-cash stock-based compensation expense	958	1,098
(Gain) loss on disposal of fixed assets	(43)	(380)
Interest income received (accrued) on note receivable	—	334
Impairment charges	916	—
Other	100	60
Payments on performance based compensation	(413)	(1,249)
Other long-term liabilities	379	(123)
Cash flows provided by (used for) working capital
Accounts receivable	1,200	(4,473)
Inventories	1,207	(796)
Prepaid expenses and other current assets	733	447
Accounts payable and accrued expenses	(12,417)	3,504
Net cash provided by (used for) operating activities - continuing operations	5,301	12,838
Net cash provided by (used for) operating activities - discontinued operations	7,297	(2,085)
Net cash provided by (used for) operating activities	12,598	10,753
Cash Flows From Investing Activities
Capital expenditures	(2,933)	(1,206)
Proceeds from sale of property, plant and equipment	4,486	2,353
Net cash provided by (used for) investing activities - continuing operations	1,553	1,147
Net cash provided by (used for) investing activities - discontinued operations	—	—
Net cash provided by (used for) investing activities	1,553	1,147
Cash Flows From Financing Activities
Net borrowings (repayments) on credit facility	—	(6,722)
Cash dividends paid	(4,940)	(4,161)
Proceeds from issuance of common stock	146	452
Shares withheld for employee taxes on equity awards	(974)	(359)
Net cash provided by (used for) financing activities - continuing operations	(5,768)	(10,790)
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(5,768)	(10,790)
Foreign exchange rate effect on cash	39	(606)
Net increase in cash and restricted cash	8,422	504
Cash and restricted cash at January 1	58,894	11,179
Cash and restricted cash at March 31	$67,316	$11,683

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except where otherwise indicated)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2019 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2019.

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which created Accounting Standards Codification (“ASC”) Topic 842. Under ASU 2016-02, an entity recognizes right-of-use assets and lease liabilities on its balance sheet, and discloses key information about the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance effective January 1, 2019, using the optional transition method, which required application of the new guidance to only those leases that existed at the date of adoption. The Company elected the “package of practical expedients,” which permitted the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected to apply the guidance at a portfolio level and use the discount rate corresponding to the remaining lease term at transition. Adoption of the new standard resulted in the recognition of right-of-use assets and lease liabilities of $5.9 million and $6.2 million, respectively, on January 1, 2019. The difference between the right-of-use assets and lease liabilities related primarily to the removal of previously recorded accrued rent balances as a result of recording straight-line rent expense for certain leases. In addition, the adoption resulted in an adjustment to opening retained earnings (deficit) of approximately $0.9 million, net of tax, on January 1, 2019. This cumulative-effect transition adjustment to opening retained earnings (deficit) related to the recognition of the remaining deferred gain on the sale-leaseback transaction that occurred in 2018. The standard did not have a material impact on the Company’s condensed consolidated results of operations or cash flows.

The following tables summarize the impacts of ASC 842 on the Company’s condensed consolidated financial statements:

	For the Quarter Ended March 31, 2019
	As Reported	Adjustments	Balances Without Adoption of ASC 842
Net sales	$139,115	$—	$139,115
Cost of sales	93,556	—	93,556
Gross profit	45,559	—	45,559
Selling, general and administrative expenses	34,468	(34)	34,434
(Gain) loss on disposal of fixed assets	(43)	—	(43)
Impairment charges	916	—	916
Operating income	10,218	34	10,252
Interest expense, net	1,049	—	1,049
Income from continuing operations before income taxes	9,169	34	9,203
Income tax expense	2,526	9	2,535
Income from continuing operations	$6,643	$25	$6,668

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	As of March 31, 2019
	As Reported	Adjustments	Balances Without Adoption of ASC 842
Assets
Right of use asset - operating leases	$5,529	$(5,529)	$—
Deferred tax asset	5,350	332	5,682

Liabilities
Other current liabilities	$13,634	$244	$13,878
Operating lease liability - short-term	1,895	(1,895)	—
Operating lease liability - long-term	3,878	(3,878)	—
Other liabilities	19,114	1,203	20,317

Shareholders’ Equity
Retained deficit	$(138,306)	$(871)	$(139,177)

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 12, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At March 31, 2019 and December 31, 2018, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated at $77.8 million and $76.8 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2019	$(16,251)	$(2,029)	$(18,280)
Other comprehensive income (loss) before reclassifications	777	—	777
Net current-period other comprehensive income (loss)	777	—	777
Balance at March 31, 2019	$(15,474)	$(2,029)	$(17,503)

2.  Revenue Recognition

The following tables disaggregate the Company’s revenue by major market:

	For the Quarter Ended March 31, 2019
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$17,785	$—	$—	$17,785
Vehicle	22,520	—	—	22,520
Food and beverage	25,149	—	—	25,149
Industrial	37,497	—	(10)	37,487
Auto aftermarket	—	36,174	—	36,174
Total net sales	$102,951	$36,174	$(10)	$139,115

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Quarter Ended March 31, 2018
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$17,231	$—	$—	$17,231
Vehicle	25,543	—	—	25,543
Food and beverage	37,657	—	—	37,657
Industrial	36,378	—	(22)	36,356
Auto aftermarket	—	35,781	—	35,781
Total net sales	$116,809	$35,781	$(22)	$152,568

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

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to revenue recognition include:

	March 31,	December 31,	Statement of Financial Position
	2019	2018	Classification
Returns, discounts and other allowances	$(1,122)	$(1,169)	Accounts receivable
Right of return asset	503	535	Inventories, net
Customer deposits	(167)	(806)	Other current liabilities
Accrued rebates	(1,820)	(2,559)	Other current liabilities

Sales, value added, and other taxes the Company collects concurrent with revenue from customers are excluded from net sales.  The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer.  Costs for shipments to customers are classified as Selling, General and Administrative Expenses for the Company’s manufacturing business and as Cost of Sales for the Company’s distribution business in the accompanying Condensed Consolidated Statements of Operations (Unaudited). The Company incurred costs for shipments to customers of approximately $2.2 million and $2.7 million in Selling, General and Administrative Expenses for the quarters ended March 31, 2019 and 2018, respectively, and $1.5 million and $1.3 million in Cost of Sales for the quarters ended March 31, 2019 and 2018, respectively. All other internal distribution costs are recorded in Selling, General and Administrative Expenses.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

3.  Assets Held for Sale

As part of its ongoing strategy, the Company continues to evaluate its various real estate holdings. As a result of these initiatives, certain buildings were reclassified as held for sale in 2018 and 2019. As of March 31, 2019 and December 31, 2018, the Company had classified $2.9 million and $4.4 million, respectively, of buildings as held for sale, in Other Assets in the Condensed Consolidated Statements of Financial Position (Unaudited). During the first quarter of 2019, the Company sold a building previously held for sale for net proceeds of $4.5 million. This building was included in the Company’s Material Handling Segment.

4.  Disposal of Businesses

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

The Company has agreed to be the guarantor under a factoring arrangement between the Buyer and Banco Alfa de Investimento S.A. until December 31, 2019 for up to $7 million, in the event the Buyer is unable to meet its obligations under this arrangement. The Company also holds a first lien against certain machinery and equipment, exercisable only upon default by the Buyer under the guaranty. Based on the nature of the guaranty, as well as the existence of the lien, the Company believes the fair value of the guaranty is immaterial (based primarily on Level 3 inputs), and thus has recorded no liability related to this guaranty in the Condensed Consolidated Statements of Financial Position (Unaudited). This guaranty also creates a variable interest to the Company in the Brazil Business. Based on the terms of the transaction and the fact that the Company has no management involvement or voting interests in the Brazil Business following the sale, the Company does not have any power to direct the significant activities of the Brazil Business, and is thus not the primary beneficiary.

On February 17, 2015, the Company sold its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”). The terms of the sale included promissory notes totaling $20 million that were originally set to mature in August 2020 with a 6% interest rate. During the third quarter of 2018, management of the Lawn and Garden business, now named HC Companies, Inc. (“HC”), requested an extension to the maturity of the notes as part of an effort to restructure their debt. The Company believes there is uncertainty about the ability to collect on the notes and corresponding accrued interest, and as a result, the Company recorded a provision for expected loss of $23.0 million within continuing operations during the third quarter of 2018. The Company ceased recognizing interest income as of September 30, 2018 following the recognition of the provision.  In April 2019, the Company entered into an agreement with HC to amend and restate the notes (“Amended and Restated Notes”). The Amended and Restated Notes maintain the amounts due under the original terms of the notes, including interest, and extend the maturity to August 2022. The agreement to amend and restate the notes did not change management’s assessment of the uncertainty to collect on the notes.

In addition, approximately $8.6 million of the purchase price related to the Lawn and Garden sale was placed in escrow that was due to be settled by August 2016. The release of these funds had been extended pending the resolution of indemnification claims, as further described in Note 11. In April 2018, the Company reached agreement on the material terms of a settlement, and, as a result, recorded a pre-tax charge of $1.225 million to discontinued operations for the quarter ended March 31, 2018. The settlement was finalized and paid in May 2018, and upon settlement and release of any further obligation on behalf of the Company, the remaining $7.4 million was released from escrow to the Company.

In connection with the financial risk described above with HC, the Company further assessed its potential obligations under a lease guarantee granted as part of the sale of the Lawn and Garden business. Refer to Note 11 for further information with regards to this guarantee.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Summarized selected financial information for discontinued operations for the quarters ended March 31, 2019 and 2018 are presented in the following table:

	For the Quarter Ended March 31,
	2019	2018
Net sales	$—	$—
Cost of sales	—	—
Selling, general, and administrative	—	1,225
(Gain) loss on disposal of assets	—	—
Interest income, net	(174)	—
Income (loss) from discontinued operations before income tax	174	(1,225)
Income tax expense (benefit)	47	(314)
Income (loss) from discontinued operations, net of income tax	$127	$(911)

Net cash flows provided by discontinued operations in 2019 resulted from the remaining receipt of the tax benefit from a worthless stock deduction, which was recognized as part of the sale of the Brazil Business. Net cash flows used for discontinued operations in 2018 resulted from the payment of expenses related to the sale of the Brazil Business.

5.  Restructuring

On March 20, 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”) that operates within the Company’s Material Handling Segment. The Company plans to consolidate manufacturing operations currently conducted at Ameri-Kart’s Cassopolis, Michigan facility with expanded operations at Ameri-Kart’s Bristol, Indiana facility, and eliminate up to 30 positions in connection with the consolidation (the “Ameri-Kart Plan”). Total restructuring costs expected to be incurred are approximately $0.9 million, which include employee severance and other employee-related costs of approximately $0.2 million, equipment relocation and facility shut down costs of approximately $0.6 million and non-cash charges, primarily accelerated depreciation charges on property, plant and equipment, of approximately $0.1 million. No costs were incurred during the quarter ended March 31, 2019 related to the Ameri-Kart Plan. The Ameri-Kart Plan is expected to be substantially completed by the end of 2019.

On March 18, 2019, the Company committed to implementing a restructuring plan relating to transformation initiatives within the Company’s Distribution Segment (the “Distribution Transformation Plan”) that are intended to increase sales force effectiveness, reduce costs and improve contribution margins. The Company plans to realign its Distribution Segment’s commercial sales structure, which includes the elimination of certain sales and administrative positions, as well as expand its e-commerce platform. Total restructuring costs expected to be incurred are approximately $0.9 million, primarily related to employee severance and other employee-related costs. During the quarter ended March 31, 2019, the Company incurred restructuring charges of $0.9 million and does not expect to incur any additional restructuring charges in connection with the Distribution Transformation Plan. The Distribution Transformation Plan is expected to be substantially completed by the end of 2019.

On March 9, 2017, the Company announced a restructuring plan to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment (the “Material Handling Plan”), which related primarily to anticipated facility shutdowns and associated activities.  Total restructuring costs incurred related to the Material Handling Plan were approximately $7.7 million, which includes employee severance and other employee-related costs of approximately $3.1 million, $2.6 million related to equipment relocation and facility shut down costs and non-cash charges, primarily accelerated depreciation charges on property, plant and equipment, of approximately $2.0 million. All actions under the Material Handling Plan are completed. The Company incurred $0.1 million of restructuring charges associated with the Material Handling Plan during the quarter ended March 31, 2018. No costs were incurred during the quarter ended March 31, 2019.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The restructuring charges noted above are presented in the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	For the Quarter Ended March 31,
	2019			2018
Segment	Cost of sales	SG&A	Total	Cost of sales	SG&A	Total
Distribution	$—	$901	$901	$—	$—	$—
Material Handling	—	—	—	119	—	119
Total	$—	$901	$901	$119	$—	$119

The table below summarizes restructuring activity for the quarter ended March 31, 2019:

	Employee Reduction	Accelerated Depreciation	Other Exit Costs	Total
Balance at January 1, 2019	$30	$—	$—	$30
Charges to expense	901	—	—	901
Cash payments	(65)	—	—	(65)
Non-cash utilization	—	—	—	—
Balance at March 31, 2019	$866	$—	$—	$866

During the quarter ended March 31, 2019, the Company reclassified a facility that was closed in connection with the Material Handling Plan as held for sale as discussed in Note 3. Based on the estimated fair value of this facility (using primarily a third party offer considered to be a Level 2 input), less estimated costs to sell, the Company recognized an impairment charge of $0.9 million during the quarter ended March 31, 2019.

In addition to the restructuring charges noted above, the Company has also incurred $0.1 million of other associated costs of the Distribution Transformation Plan during the quarter ended March 31, 2019, which are included in Selling, General, and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited), and are primarily related to third party consulting costs. Additional estimated costs of $0.2 million and $0.9 million are expected to be incurred throughout the remainder of 2019 related to the Ameri-Kart Plan and the Distribution Transformation Plan, respectively.

6.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. Based on management’s projections of inventory levels and costs, no adjustment to the LIFO reserve was recorded for the quarters ended March 31, 2019 or 2018.

Inventories consisted of the following:

	March 31,	December 31,
	2019	2018
Finished and in-process products	$29,287	$27,960
Raw materials and supplies	13,202	15,636
	$42,489	$43,596

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

7.  Other Liabilities

The balance in other current liabilities is comprised of the following:

	March 31,	December 31,
	2019	2018
Customer deposits and accrued rebates	$1,987	$3,365
Dividends payable	5,115	5,260
Accrued litigation, claims and professional fees	658	460
Current portion of environmental reserves	822	1,229
Other accrued expenses	5,052	6,387
	$13,634	$16,701

The balance in other liabilities (long-term) is comprised of the following:

	March 31,	December 31,
	2019	2018
Lease guarantee contingency	$10,481	$10,402
Environmental reserves	3,702	3,702
Supplemental executive retirement plan liability	1,951	2,026
Pension liability	1,246	1,207
Deferred gain on sale of assets	—	1,237
Other long-term liabilities	1,734	1,220
	$19,114	$19,794

8.  Goodwill and Intangible Assets

The change in goodwill for the quarter ended March 31, 2019 was as follows:

	Distribution	Material Handling	Total
January 1, 2019	$505	$58,563	$59,068
Foreign currency translation	—	222	222
March 31, 2019	$505	$58,785	$59,290

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite-lived trade names which had a carrying value of $9.8 million at both March 31, 2019 and December 31, 2018.

9.  Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended March 31,
	2019	2018
Weighted average common shares outstanding basic	35,388,989	30,518,715
Dilutive effect of stock options and restricted stock	305,841	470,546
Weighted average common shares outstanding diluted	35,694,830	30,989,261

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Options to purchase 655,086 shares of common stock that were outstanding for the quarter ended March 31, 2019, and 366,772 for the quarter ended March 31, 2018, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

In March 2019, the Company granted 235,474 stock options with a weighted average exercise price of $18.54 per share and a weighted average fair value of $5.78 per share. The fair value of options granted is estimated using a binomial lattice option pricing model. Also in March 2019, the Company granted 77,810 and 101,500 time-based and performance-based restricted stock units, respectively, with a weighted average fair value of $18.54 per share.

Stock compensation expense was approximately $1.0 million and $1.1 million for the quarters ended March 31, 2019 and 2018, respectively. These expenses are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at March 31, 2019 was approximately $8.2 million, which will be recognized over the next three years, as such compensation is earned.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $5.9 million of costs, of which approximately $2.9 million has been paid to date. These costs are comprised primarily of negotiation of the AOC, identification of possible insurance resources and other PRPs, estimates to perform the RI/FS, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to unilateral administrative orders issued by the EPA. No expenses were recorded related to the New Idria Mine in the quarters ended March 31, 2019 or 2018. As of March 31, 2019, the Company has a total reserve of $3.0 million related to the New Idria Mine, of which $0.5 million is classified in Other Current Liabilities and $2.5 million in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

It is possible that adjustments to the aforementioned reserves will be necessary as new information is obtained, including after preparation and EPA approval of the work plan for the RI/FS, which is anticipated to occur in the second quarter of 2019. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses.

At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  No costs were incurred related to New Almaden in the quarters ended March 31, 2019 or 2018. As of March 31, 2019, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

In April 2018, the Company reached agreement on the material terms of a settlement, and as a result, recorded a pre-tax charge of $1.225 million to discontinued operations for the quarter ended March 31, 2018. The settlement agreement was finalized in May 2018, and the settlement amount was funded from the escrow account. In addition, upon settlement and release of any further obligation on behalf of the Company, the remaining $7.4 million was released from escrow to the Company in the second quarter of 2018.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Lawn and Garden Lease Guarantee

In connection with the sale of the Lawn and Garden business, as described in Note 4, the Company is a guarantor for one of HC’s facility leases expiring in September 2025 for any remaining rent payments under the lease for which HC is unable to meet its obligations. Current annual rent for the facility is approximately $2 million, and is subject to annual CPI increases throughout the lease term. In connection with the financial risk associated with HC, as described in Note 4, the Company assessed its range of potential obligations under the lease guarantee, and as a result of this analysis, recorded a liability and related pre-tax charge of $10.3 million during the third quarter of 2018. The carrying value of the lease contingency as of March 31, 2019 and December 31, 2018 was $10.5 million and $10.4 million, respectively, which represents the initial liability recorded plus accretion and is included in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

12.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	March 31,	December 31,
	2019	2018
Loan Agreement	$—	$—
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	15,000	15,000
5.45% Senior Unsecured Notes due 2026	12,000	12,000
	78,000	78,000
Less unamortized deferred financing costs	1,113	1,210
	$76,887	$76,790

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022. The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At March 31, 2019, $78 million of the Notes were outstanding.

Under the terms of the Loan Agreement, the Company may borrow up to $200 million, reduced for letters of credit issued. As of March 31, 2019, the Company had $194.0 million available under the Loan Agreement. The Company had $6.0 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business at March 31, 2019. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The weighted average interest rate on borrowings under the Company’s long-term debt was 6.23% and 5.22% for the quarters ended March 31, 2019 and 2018, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

As of March 31, 2019, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted).

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

Net periodic pension cost is as follows:

	For the Quarter Ended March 31,
	2019	2018
Interest cost	$60	$56
Expected return on assets	(46)	(79)
Amortization of net loss	24	21
Net periodic pension cost	$38	$(2)

The Company expects to make a contribution to the plan of $30 in 2019.

14.  Income Taxes

The Company’s effective tax rate was 27.6% for the quarter ended March 31, 2019 compared to 25.3% for the quarter ended March 31, 2018.  The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.0 million at March 31, 2019 and December 31, 2018.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of March 31, 2019, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2015. The Company received notice in April 2019 from the Internal Revenue Service (“IRS”) of its intent to audit the Company’s 2017 U.S. Federal tax return. The Company is subject to state and local examinations for tax years of 2013 through 2018. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2013 through 2018.

15.  Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for distribution centers, warehouses, office space and equipment, with remaining lease terms of one to nine years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating leases are included in right of use asset – operating leases (“ROU assets”), operating lease liability –short term, and operating lease liability – long term in the Condensed Consolidated Statement of Financial Position (Unaudited).

The ROU assets represent the right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is then applied at the portfolio level, based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The Company has also elected not to separate lease and non-lease components. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to leases include:

March 31,
2019
Right of use asset - operating leases	$5,529

Operating lease liability - short-term	$1,895
Operating lease liability - long-term	3,878
Total operating lease liabilities	$5,773

The components of lease expense include:

		Quarter Ended
Lease Cost	Classification	March 31, 2019
Operating lease cost (1)	Cost of sales	$415
Operating lease cost (1)	Selling, general and administrative expenses	471
Total lease cost		$886

(1)	Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

Quarter Ended
Supplemental Cash Flow Information	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$561
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	70

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.58
Weighted-average discount rate
Operating leases	5.0%

Maturity of Lease Liabilities - As of March 31, 2019	Operating Leases
2019 (1)	$1,641
2020	1,553
2021	855
2022	854
2023	763
After 2023	810
Total lease payments	6,476
Less: Interest	(703)
Presant value of lease liabilities	$5,773

(1)	Represents amounts due in 2019 after March 31, 2019

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Future minimum rental commitments (undiscounted) as of December 31, 2018 under ASC 840 were as follows:

Year Ended December 31,
2019	$2,492
2020	1,739
2021	982
2022	966
2023	841
Thereafter	811
Total	$7,831

On February 27, 2018, the Company completed a sale-leaseback transaction for its distribution center in Pomona, California for a net purchase price of $2.3 million. The Company realized a gain on the sale of $2.0 million, of which $0.7 million was recognized during the quarter ended March 31, 2018. The remaining $1.3 million was recognized ratably over the term of the ten-year lease at approximately $0.1 million per year, until January 1, 2019 upon the adoption of ASU 2016-02 as discussed in Note 1. Simultaneous with closing the sale, the Company entered into a ten-year operating lease arrangement with base annual rent of approximately $0.1 million during the first year, followed by annual increases of 3% through the remainder of the lease period. This facility is included in the Company’s Distribution Segment.

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

Total sales from foreign business units were approximately $12.8 million and $11.5 million for the quarters ended March 31, 2019 and 2018, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Summarized segment detail for the quarters ended March 31, 2019 and 2018 are presented in the following table:

	For the Quarter Ended March 31,
	2019	2018
Net Sales
Material Handling	$102,951	$116,809
Distribution	36,174	35,781
Inter-company sales	(10)	(22)
Total net sales	$139,115	$152,568

Income (loss) from continuing operations before income taxes
Material Handling	$16,207	$16,730
Distribution	213	1,738
Corporate	(6,202)	(6,446)
Total operating income	10,218	12,022
Interest expense, net	(1,049)	(1,639)
Income from continuing operations before income taxes	$9,169	$10,383

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the information incorporated by reference contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including information regarding the Company’s financial outlook, future plans, objectives, business prospects and anticipated financial performance. Forward-looking statements can be identified by words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, these statements inherently involve a wide range of inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The Company’s actual actions, results, and financial condition may differ materially from what is expressed or implied by the forward-looking statements.

Specific factors that could cause such a difference include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Given these factors, as well as other variables that may affect our operating results, readers should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company expressly disclaims any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

Executive Overview

The Company conducts its business activities in two distinct segments: The Material Handling Segment and the Distribution Segment. The Brazil Business, which was sold in December 2017, and the Lawn and Garden business, which was sold in February 2015, are classified as discontinued operations in all periods presented.

The Company designs, manufactures, and markets a variety of plastic and rubber products. The Material Handling Segment manufactures products that range from plastic reusable material handling containers and small parts storage bins to plastic OEM parts, custom plastic products, consumer fuel containers, military water containers as well as ammunition packaging and shipping containers. The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and under vehicle service on passenger, heavy truck and off-road vehicles, as well as the manufacturing of tire repair and retreading products

Results of Operations:

Comparison of the Quarter Ended March 31, 2019 to the Quarter Ended March 31, 2018

Net Sales:

(dollars in millions)	Quarter Ended March 31,
Segment	2019	2018	Change	% Change
Material Handling	$102.9	$116.8	$(13.9)	(12)%
Distribution	36.2	35.8	0.4	1%
Inter-company sales	—	—	—
Total net sales	$139.1	$152.6	$(13.5)	(9)%

Net sales for the quarter ended March 31, 2019 were $139.1 million, a decrease of $13.5 million compared to the quarter ended March 31, 2018. Net sales were negatively impacted by lower sales volume of $14.9 million and the effect of unfavorable currency translation of $0.6 million, and were partially offset by higher pricing of approximately $2.0 million.

Net sales in the Material Handling Segment decreased $13.9 million or 12% for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. The decrease in net sales was due to lower sales volume of $15.1 million and the effect of unfavorable foreign currency translation of $0.6 million, partially offset by higher pricing of $1.8 million. The lower sales volume was primarily due to declines in the food and beverage market and the vehicle market (mainly in the recreational vehicle market).

Net sales in the Distribution Segment increased $0.4 million or 1% for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018, primarily the result of higher sales volume of $0.2 million and higher pricing of $0.2 million.

Cost of Sales & Gross Profit:

	Quarter Ended March 31,
(dollars in millions)	2019	2018	Change	% Change
Cost of sales	$93.6	$105.5	$(11.9)	(11)%
Gross profit	$45.6	$47.1	$(1.5)	(3)%
Gross profit as a percentage of sales	32.7%	30.9%

Gross profit margin increased to 32.7% in the quarter ended March 31, 2019 compared to 30.9% for the quarter ended March 31, 2018, primarily due to higher pricing of $2.0 million, lower raw material costs and productivity improvements. This was partially offset by unfavorable mix within the lower sales volumes noted above.

Selling, General and Administrative Expenses:

	Quarter Ended March 31,
(dollars in millions)	2019	2018	Change	% Change
SG&A expenses	$34.5	$35.5	$(1.0)	(3)%
SG&A expenses as a percentage of sales	24.8%	23.3%

Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2019 were $34.5 million, a decrease of $1.0 million or 3% compared to the same period in the prior year. SG&A expenses in the first quarter 2019 were impacted by lower variable compensation and benefit costs of $0.8 million, lower legal and professional fees of $0.7 million and lower freight costs of $0.5 million. This was partially offset by restructuring costs of $0.9 million incurred in the current year related to the Distribution Transformation Plan.

Restructuring:

As discussed in Note 5, the Company has implemented various restructuring programs.

The Ameri-Kart Plan was announced during the first quarter of 2019 and is expected to be substantially completed by the end of 2019. No costs were incurred during the quarter ended March 31, 2019 related to the Ameri-Kart Plan. As previously announced, the Company expects annualized benefits of approximately $1.5 million after 2019.

The Distribution Transformation Plan was announced during the first quarter of 2019 and is expected to be substantially completed by the end of 2019. The Company incurred $0.9 million of restructuring costs in connection with the Distribution Transformation Plan during the quarter ended March 31, 2019. As previously announced, the Company expects annualized benefits of $5 to $7 million after 2019.

The Material Handling Plan was initiated in the first quarter of 2017 and is completed. No costs were incurred during the quarter ended March 31, 2019 compared to $0.1 million of restructuring costs incurred in connection with the Material Handling Plan during the quarter ended March 31, 2018.

(Gain) Loss on Disposal of Fixed Assets:

The gains on disposal of fixed assets for the quarter ended March 31, 2018 were $0.4 million and were primarily due to the sale and leaseback of the distribution center in Pomona, California, as discussed in Note 15.

Impairment Charges:

During the quarter ended March 31, 2019, the Company recognized an impairment charge of $0.9 million related to a facility that was previously closed in connection with the Material Handling Plan and reclassified as held for sale during the first quarter of 2019, as discussed in Note 5.

Net Interest Expense:

	Quarter Ended March 31,
(dollars in millions)	2019	2018	Change	% Change
Net interest expense	$1.0	$1.6	$(0.6)	(38)%
Average outstanding borrowings, net	$78.0	$152.4	$(74.4)	(49)%
Weighted-average borrowing rate	6.23%	5.22%

Net interest expense for the quarter ended March 31, 2019 was $1.0 million, a decrease of $0.6 million, or 38%, compared with $1.6 million for the quarter ended March 31, 2018. The lower interest expense was due primarily to the lower average outstanding borrowings for the period. The lower borrowings were driven by cash flow from operations and the proceeds generated by the public equity offering completed in the second quarter of 2018.

Income Taxes:

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Income from continuing operations before income taxes	$9.2	$10.4
Income tax expense	$2.5	$2.6
Effective tax rate	27.6%	25.3%

The Company’s effective tax rate was 27.6% for the quarter ended March 31, 2019, compared to 25.3% for the quarter ended March 31, 2018. The effective tax rate was slightly higher in 2019, primarily due to higher estimates of state taxes and non-deductible expenses.

Discontinued Operations:

Income from discontinued operations, net of income taxes was $0.1 million for the quarter ended March 31, 2019 compared to loss of $0.9 million for the quarter ended March 31, 2018. The loss in 2018 related to a charge of $0.9 million, net of tax of $0.3 million, as a result of agreement on the material terms of a settlement with the L&G Buyer related to the indemnification claims further discussed in Note 11.

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

Operating Activities

Net cash provided by operating activities from continuing operations was $5.3 million for the quarter ended March 31, 2019, compared to $12.8 million in the same period in 2018. The decrease was primarily due to changes in working capital of $8.0 million, which was primarily driven by a higher variable compensation payout and lower accounts payable in 2019.

Net cash provided by operating activities from discontinued operations was $7.3 million in 2019 and resulted from the remaining receipt of the tax benefit from the worthless stock deduction related to the Brazil Business (see Note 4). Net cash flows used for discontinued operations in 2018 resulted from the payment of expenses related to the sale of the Brazil Business.

Investing Activities

Net cash provided by investing activities from continuing operations was $1.6 million for the quarter ended March 31, 2019 compared to cash provided of $1.1 million for the quarter ended March 31, 2018. Capital expenditures were $2.9 million and $1.2 million for the quarters ended March 31, 2019 and 2018, respectively. Full year capital expenditures in 2019 are expected to be approximately $10 million. The Company received proceeds of $4.5 million in the first quarter of 2019 from the sale of fixed assets, substantially all of which was derived from the sale of a building previously classified as held for sale, as discussed in Note 3. The Company received proceeds of $2.4 million in the first quarter of 2018 from the sale of fixed assets, which were primarily due to the sale and leaseback of the distribution center in Pomona, California, as discussed in Note 15.

Financing Activities

Net payments on the credit facility were $6.7 million for the quarter ended March 31, 2018.  There were no net payments on the credit facility for the quarter ended March 31, 2019. The Company used cash to pay dividends of $4.9 million and $4.2 million for the quarters ended March 31, 2019 and 2018, respectively.

Credit Sources

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022.  The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At March 31, 2019, $78 million of the Notes were outstanding.

Total debt outstanding at March 31, 2019 was $76.9 million, net of $1.1 million of deferred financing costs, compared with $76.8 million at December 31, 2018. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of March 31, 2019, the Company had $6.0 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business and there was $194.0 million available under our Loan Agreement.

As of March 31, 2019, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended March 31, 2019 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	13.21
Leverage Ratio	3.25 to 1 (maximum)	1.18

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonable to have, a current or future effect on financial condition, changes in financial condition, revenues of operations, liquidity, capital expenditures or capital resources that are material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. As of March 31, 2019, the Company currently has no borrowings outstanding under its floating rate debt.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At March 31, 2019, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 11, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s disclosure relating to legal proceedings in Note 11, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report is incorporated into Part II of this report by reference. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plan during the quarter ended March 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
1/1/2019 to 1/31/2019	—	$—	5,547,665	2,452,335
2/1/2019 to 2/28/2019	—	—	5,547,665	2,452,335
3/1/2019 to 3/31/2019	—	—	5,547,665	2,452,335

(1)

On July 11, 2013, the Board authorized the repurchase of up to 5.0 million shares of the Company’s common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to 5.0 million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase.

Item 6. Exhibits

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 12, 2013.
10.1	Form of 2019 Option Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)
10.2	Form of 2019 Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)
10.3	Form of 2019 Performance Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)
31.1	Certification of R. David Banyard, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin L. Brackman, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of R. David Banyard, President and Chief Executive Officer, and Kevin L. Brackman, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

May 8, 2019	/s/ Kevin L. Brackman
Kevin L. Brackman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)