Form 10-Q
period 2019-06-30
MYERS INDUSTRIES INC
filed 2019-08-02
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the issuer’s common stock, without par value, as of July 31, 2019 was 35,493,582 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$134,285	$140,560	$273,400	$293,128
Cost of sales	87,349	92,569	180,905	198,022
Gross profit	46,936	47,991	92,495	95,106
Selling, general and administrative expenses	36,809	34,506	71,277	69,979
(Gain) loss on disposal of fixed assets	(55)	66	(98)	(314)
Impairment charges	—	308	916	308
Operating income	10,182	13,111	20,400	25,133
Interest expense, net	1,017	1,313	2,066	2,952
Income from continuing operations before income taxes	9,165	11,798	18,334	22,181
Income tax expense	2,559	3,190	5,085	5,818
Income from continuing operations	6,606	8,608	13,249	16,363
Income (loss) from discontinued operations, net of income tax	—	—	127	(911)
Net income	$6,606	$8,608	$13,376	$15,452
Income per common share from continuing operations:
Basic	$0.19	$0.26	$0.37	$0.52
Diluted	$0.18	$0.26	$0.37	$0.51
Income (loss) per common share from discontinued operations:
Basic	$—	$—	$—	$(0.03)
Diluted	$—	$—	$—	$(0.03)
Net income per common share:
Basic	$0.19	$0.26	$0.37	$0.49
Diluted	$0.18	$0.26	$0.37	$0.48

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$6,606	$8,608	$13,376	$15,452
Other comprehensive income (loss)
Adoption of ASU 2018-02	—	—	—	(315)
Foreign currency translation adjustment	758	(123)	1,535	(1,843)
Pension liability, net of tax expense of $67 in 2018	—	—	—	201
Total other comprehensive income (loss)	758	(123)	1,535	(1,957)
Comprehensive income	$7,364	$8,485	$14,911	$13,495

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2019	2018
Assets
Current Assets
Cash	$75,205	$58,894
Accounts receivable, less allowances of $1,947 and $2,259, respectively	73,120	72,939
Income tax receivable	—	4,892
Inventories, net	42,341	43,596
Prepaid expenses and other current assets	4,600	2,534
Total Current Assets	195,266	182,855
Other Assets
Property, plant, and equipment, net	57,216	65,460
Right of use asset - operating leases	5,983	—
Goodwill	59,505	59,068
Intangible assets, net	26,583	30,280
Deferred income taxes	6,490	5,270
Other	1,953	5,712
Total Assets	$352,996	$348,645

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$52,827	$60,849
Accrued expenses
Employee compensation	12,859	16,531
Income taxes	1,182	—
Taxes, other than income taxes	1,273	1,403
Accrued interest	1,785	1,939
Other current liabilities	14,639	16,701
Operating lease liability - short-term	2,000	—
Total Current Liabilities	86,565	97,423
Long-term debt	76,983	76,790
Operating lease liability - long-term	4,225	—
Other liabilities	22,813	19,794
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,484,312 and 35,374,121; net of treasury shares of 7,068,145 and 7,178,336, respectively)	21,646	21,547
Additional paid-in capital	294,066	292,558
Accumulated other comprehensive loss	(16,745)	(18,280)
Retained deficit	(136,557)	(141,187)
Total Shareholders’ Equity	162,410	154,638
Total Liabilities and Shareholders’ Equity	$352,996	$348,645

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended June 30, 2019
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2019	$21,627	$292,608	$(17,503)	$(138,306)	$158,426
Net income	—	—	—	6,606	6,606
Foreign currency translation adjustment	—	—	758	—	758
Shares issued under incentive plans, net of shares withheld for tax	19	196	—	—	215
Stock compensation expense	—	1,262	—	—	1,262
Declared dividends - $0.14 per share	—	—	—	(4,857)	(4,857)
Balance at June 30, 2019	$21,646	$294,066	$(16,745)	$(136,557)	$162,410

	Quarter Ended June 30, 2018
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2018	$18,598	$210,248	$(16,375)	$(116,545)	$95,926
Net income	—	—	—	8,608	8,608
Foreign currency translation adjustment	—	—	(123)	—	(123)
Shares issued under incentive plans, net of shares withheld for tax	26	385	—	—	411
Stock compensation expense	—	1,739	—	—	1,739
Shares issued in public offering, net of equity issuance costs	2,806	76,716	—	—	79,522
Declared dividends - $0.14 per share	—	—	—	(4,822)	(4,822)
Balance at June 30, 2018	$21,430	$289,088	$(16,498)	$(112,759)	$181,261

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2019
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2019	$21,547	$292,558	$(18,280)	$(141,187)	$154,638
Net income	—	—	—	13,376	13,376
Adoption of ASU 2016-02, net of tax of $332	—	—	—	905	905
Foreign currency translation adjustment	—	—	1,535	—	1,535
Shares issued under incentive plans, net of shares withheld for tax	99	(712)	—	—	(613)
Stock compensation expense	—	2,220	—	—	2,220
Declared dividends - $0.27 per share	—	—	—	(9,651)	(9,651)
Balance at June 30, 2019	$21,646	$294,066	$(16,745)	$(136,557)	$162,410

	Six Months Ended June 30, 2018
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2018	$18,547	$209,253	$(14,541)	$(119,507)	$93,752
Net income	—	—	—	15,452	15,452
Adoption of ASU 2018-02	—	—	(315)	315	—
Foreign currency translation adjustment	—	—	(1,843)	—	(1,843)
Shares issued under incentive plans, net of shares withheld for tax	77	427	—	—	504
Stock compensation expense	—	2,692	—	—	2,692
Pension liability, net of tax of $67	—	—	201	—	201
Shares issued in public offering, net of equity issuance costs	2,806	76,716	—	—	79,522
Declared dividends - $0.27 per share	—	—	—	(9,019)	(9,019)
Balance at June 30, 2018	$21,430	$289,088	$(16,498)	$(112,759)	$181,261

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$13,376	$15,452
Income (loss) from discontinued operations, net of income taxes	127	(911)
Income from continuing operations	13,249	16,363
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities
Depreciation	8,051	9,042
Amortization	4,046	4,315
Accelerated depreciation associated with restructuring activities	—	16
Non-cash stock-based compensation expense	2,220	2,305
(Gain) loss on disposal of fixed assets	(98)	(314)
Impairment charges	916	308
Other	340	(215)
Payments on performance based compensation	(413)	(1,249)
Other long-term liabilities	3,514	(63)
Cash flows provided by (used for) working capital
Accounts receivable	(56)	9,106
Inventories	1,450	(2,454)
Prepaid expenses and other current assets	(2,041)	(1,807)
Accounts payable and accrued expenses	(15,005)	(8,130)
Net cash provided by (used for) operating activities - continuing operations	16,173	27,223
Net cash provided by (used for) operating activities - discontinued operations	7,297	981
Net cash provided by (used for) operating activities	23,470	28,204
Cash Flows From Investing Activities
Capital expenditures	(4,406)	(2,318)
Proceeds from sale of property, plant and equipment	7,514	2,633
Net cash provided by (used for) investing activities - continuing operations	3,108	315
Net cash provided by (used for) investing activities - discontinued operations	—	—
Net cash provided by (used for) investing activities	3,108	315
Cash Flows From Financing Activities
Net borrowings (repayments) on credit facility	—	(72,491)
Cash dividends paid	(9,733)	(8,287)
Proceeds from issuance of common stock	365	875
Proceeds from public offering of common stock, net of equity issuance costs	—	79,522
Shares withheld for employee taxes on equity awards	(978)	(371)
Net cash provided by (used for) financing activities - continuing operations	(10,346)	(752)
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(10,346)	(752)
Foreign exchange rate effect on cash	79	(6)
Net increase in cash and restricted cash	16,311	27,761
Cash and restricted cash at January 1	58,894	11,179
Cash and restricted cash at June 30	$75,205	$38,940

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2019 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2019.

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

The following tables summarize the impacts of ASC 842 on the Company’s condensed consolidated financial statements:

	For the Quarter Ended June 30, 2019
	As Reported	Adjustments	Balances Without Adoption of ASC 842
Net sales	$134,285	$—	$134,285
Cost of sales	87,349	—	87,349
Gross profit	46,936	—	46,936
Selling, general and administrative expenses	36,809	(34)	36,775
(Gain) loss on disposal of fixed assets	(55)	—	(55)
Operating income	10,182	34	10,216
Interest expense, net	1,017	—	1,017
Income from continuing operations before income taxes	9,165	34	9,199
Income tax expense	2,559	9	2,568
Income from continuing operations	$6,606	$25	$6,631

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Six Months Ended June 30, 2019
	As Reported	Adjustments	Balances Without Adoption of ASC 842
Net sales	$273,400	$—	$273,400
Cost of sales	180,905	—	180,905
Gross profit	92,495	—	92,495
Selling, general and administrative expenses	71,277	(67)	71,210
(Gain) loss on disposal of fixed assets	(98)	—	(98)
Impairment charges	916	—	916
Operating income	20,400	67	20,467
Interest expense, net	2,066	—	2,066
Income from continuing operations before income taxes	18,334	67	18,401
Income tax expense	5,085	18	5,103
Income from continuing operations	$13,249	$49	$13,298

	As of June 30, 2019
	As Reported	Adjustments	Balances Without Adoption of ASC 842
Assets
Right of use asset - operating leases	$5,983	$(5,983)	$—
Deferred tax asset	6,490	316	6,806

Liabilities
Other current liabilities	$14,639	$242	$14,881
Operating lease liability - short-term	2,000	(2,000)	—
Operating lease liability - long-term	4,225	(4,225)	—
Other liabilities	22,813	1,169	23,982

Shareholders’ Equity
Retained deficit	$(136,557)	$(853)	$(137,410)

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 13, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At June 30, 2019 and December 31, 2018, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated at $78.9 million and $76.8 million, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2019	$(16,251)	$(2,029)	$(18,280)
Other comprehensive income (loss) before reclassifications	1,535	—	1,535
Net current-period other comprehensive income (loss)	1,535	—	1,535
Balance at June 30, 2019	$(14,716)	$(2,029)	$(16,745)

2.  Revenue Recognition

The following tables disaggregate the Company’s revenue by major market:

	For the Quarter Ended June 30, 2019
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$22,515	$—	$—	$22,515
Vehicle	21,962	—	—	21,962
Food and beverage	16,818	—	—	16,818
Industrial	34,607	—	(12)	34,595
Auto aftermarket	—	38,395	—	38,395
Total net sales	$95,902	$38,395	$(12)	$134,285

	For the Quarter Ended June 30, 2018
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$27,046	$—	$—	$27,046
Vehicle	26,758	—	—	26,758
Food and beverage	15,308	—	—	15,308
Industrial	34,018	—	(47)	33,971
Auto aftermarket	—	37,477	—	37,477
Total net sales	$103,130	$37,477	$(47)	$140,560

	For the Six Months Ended June 30, 2019
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$40,300	$—	$—	$40,300
Vehicle	44,482	—	—	44,482
Food and beverage	41,967	—	—	41,967
Industrial	72,104	—	(22)	72,082
Auto aftermarket	—	74,569	—	74,569
Total net sales	$198,853	$74,569	$(22)	$273,400

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

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to revenue recognition include:

	June 30,	December 31,	Statement of Financial Position
	2019	2018	Classification
Returns, discounts and other allowances	$(606)	$(1,169)	Accounts receivable
Right of return asset	322	535	Inventories, net
Customer deposits	(115)	(806)	Other current liabilities
Accrued rebates	(2,023)	(2,559)	Other current liabilities

Sales, value added, and other taxes the Company collects concurrent with revenue from customers are excluded from net sales.  The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer.  Costs for shipments to customers are classified as Selling, General and Administrative Expenses for the Company’s manufacturing business and as Cost of Sales for the Company’s distribution business in the accompanying Condensed Consolidated Statements of Operations (Unaudited). The Company incurred costs for shipments to customers in Selling, General and Administrative Expenses of approximately $2.0 million and $2.6 million for the quarters ended June 30, 2019 and 2018, respectively, and $4.1 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively, and in Cost of Sales of approximately $1.5 million and $1.4 million for the quarters ended June 30, 2019 and 2018, respectively, and $2.9 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively. All other internal distribution costs are recorded in Selling, General and Administrative Expenses.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

3.  Assets Held for Sale

As part of its ongoing strategy, the Company continues to evaluate its various real estate holdings. As a result of these initiatives, certain buildings were reclassified as held for sale in 2018 and 2019. Based on the estimated fair value of these buildings (using primarily third party offers considered to be Level 2 inputs), less estimated costs to sell, the Company recorded impairment charges of $0.3 million during the quarter ended June 30, 2018. No impairment charges were recorded during the quarter ended June 30, 2019. Impairment charges of $0.9 million and $0.3 million were recorded during the six months ended June 30, 2019 and 2018, respectively. As of December 31, 2018, the Company had classified $4.4 million of buildings as held for sale, in Other Assets in the Condensed Consolidated Statements of Financial Position (Unaudited). No assets were classified as held for sale as of June 30, 2019. During the first half of 2019, the Company sold two buildings previously held for sale for total net proceeds of $7.4 million. These buildings were included in the Company’s Material Handling Segment.

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

In connection with the financial risk described above with HC, the Company further assessed its potential obligations under a lease guarantee granted as part of the sale of the Lawn and Garden business. Refer to Note 12 for further information with regards to this guarantee.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Summarized selected financial information for discontinued operations for the quarters and six months ended June 30, 2019 and 2018 are presented in the following table:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Selling, general, and administrative	—	—	—	1,225
(Gain) loss on disposal of assets	—	—	—	—
Interest income, net	—	—	(174)	—
Income (loss) from discontinued operations before income tax	—	—	174	(1,225)
Income tax expense (benefit)	—	—	47	(314)
Income (loss) from discontinued operations, net of income tax	$—	$—	$127	$(911)

Net cash flows provided by discontinued operations in 2019 resulted from the remaining receipt of the tax benefit from a worthless stock deduction, which was recognized as part of the sale of the Brazil Business. Net cash flows provided by discontinued operations in 2018 resulted from the partial receipt of the tax benefit from the worthless stock deduction related to the Brazil Business. The worthless stock deduction allowed the Company to reduced its estimated U.S. federal tax payments in 2018 by $4.3 million. This was partially offset by the payment of expenses related to the sale of the Brazil Business and the payment of the settlement with the L&G Buyer noted above.

5.  Restructuring

On March 20, 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”) that operates within the Company’s Material Handling Segment. The Company plans to consolidate manufacturing operations currently conducted at Ameri-Kart’s Cassopolis, Michigan facility with expanded operations in Indiana, and eliminate up to 30 positions in connection with the consolidation (the “Ameri-Kart Plan”). Total restructuring costs expected to be incurred are approximately $0.9 million, which include employee severance and other employee-related costs of approximately $0.2 million, equipment relocation and facility shut down costs of approximately $0.6 million and non-cash charges, primarily accelerated depreciation charges on property, plant and equipment, of approximately $0.1 million. No costs were incurred during the quarter and six months ended June 30, 2019 related to the Ameri-Kart Plan. The Ameri-Kart Plan is expected to be substantially completed in the first half of 2020.

On March 18, 2019, the Company committed to implementing a restructuring plan relating to transformation initiatives within the Company’s Distribution Segment (the “Distribution Transformation Plan”) that are intended to increase sales force effectiveness, reduce costs and improve contribution margins. The Company plans to realign its Distribution Segment’s commercial sales structure, which includes the elimination of certain sales and administrative positions, as well as expand its e-commerce platform. Total restructuring costs expected to be incurred are approximately $0.9 million, primarily related to employee severance and other employee-related costs. No restructuring charges were incurred during the quarter ended June 30, 2019. During the six months ended June 30, 2019, the Company incurred restructuring charges of $0.9 million and does not expect to incur any additional restructuring charges in connection with the Distribution Transformation Plan. The Distribution Transformation Plan is expected to be substantially completed by the end of 2019.

On March 9, 2017, the Company announced a restructuring plan to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment (the “Material Handling Plan”), which related primarily to anticipated facility shutdowns and associated activities.  Total restructuring costs incurred related to the Material Handling Plan were approximately $7.7 million, which includes employee severance and other employee-related costs of approximately $3.1 million, $2.6 million related to equipment relocation and facility shut down costs and non-cash charges, primarily accelerated depreciation charges on property, plant and equipment, of approximately $2.0 million. All actions under the Material Handling Plan are completed. The Company incurred $0.1 million of restructuring charges associated with the Material Handling Plan during the six months ended June 30, 2018. No costs were incurred during 2019.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

As noted above, there were no restructuring charges incurred during the quarters ended June 30, 2019 and 2018. The restructuring charges noted above for the six months ended June 30, 2019 and 2018 are presented in the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	For the Six Months Ended June 30,
	2019			2018
Segment	Cost of Sales	SG&A	Total	Cost of Sales	SG&A	Total
Distribution	$—	$901	$901	$—	$—	$—
Material Handling	—	—	—	119	—	119
Total	$—	$901	$901	$119	$—	$119

The table below summarizes restructuring activity for the six months ended June 30, 2019:

	Employee Reduction	Accelerated Depreciation	Other Exit Costs	Total
Balance at January 1, 2019	$30	$—	$—	$30
Charges to expense	901	—	—	901
Cash payments	(582)	—	—	(582)
Non-cash utilization	—	—	—	—
Balance at June 30, 2019	$349	$—	$—	$349

During the quarter ended March 31, 2019, the Company reclassified a facility that was closed in connection with the Material Handling Plan as held for sale. Based on the estimated fair value of this facility (using primarily a third party offer considered to be a Level 2 input), less estimated costs to sell, the Company recognized an impairment charge of $0.9 million during the quarter ended March 31, 2019. The facility was sold in May 2019 for net proceeds of $2.9 million, which are included in the net proceeds discussed in Note 3.

In addition to the restructuring charges noted above, the Company has also incurred $0.1 million and $0.2 million of other associated costs of the Distribution Transformation Plan during the quarter and six months ended June 30, 2019, respectively, which are included in Selling, General, and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited), and are primarily related to third party consulting costs. Additional estimated costs of $0.2 million and $0.6 million are expected to be incurred throughout the remainder of 2019 related to the Ameri-Kart Plan and the Distribution Transformation Plan, respectively.

6.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. During 2019 and 2018, one inventory pool had a reduction in inventory quantities that was expected to hold through year-end, and therefore an adjustment was recorded for the quarters and six months ended June 30, 2019 and 2018 to decrease cost of sales by $0.3 million and $0.5 million, respectively, as a result of the liquidation of LIFO inventories.

Inventories consisted of the following:

	June 30,	December 31,
	2019	2018
Finished and in-process products	$27,034	$27,960
Raw materials and supplies	15,307	15,636
	$42,341	$43,596

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

7.  Other Liabilities

The balance in other current liabilities is comprised of the following:

	June 30,	December 31,
	2019	2018
Customer deposits and accrued rebates	$2,138	$3,365
Dividends payable	5,179	5,260
Accrued litigation, claims and professional fees	768	460
Current portion of environmental reserves	1,435	1,229
Other accrued expenses	5,119	6,387
	$14,639	$16,701

The balance in other liabilities (long-term) is comprised of the following:

	June 30,	December 31,
	2019	2018
Lease guarantee contingency	$10,562	$10,402
Environmental reserves	6,815	3,702
Supplemental executive retirement plan liability	1,871	2,026
Pension liability	1,285	1,207
Deferred gain on sale of assets	—	1,237
Other long-term liabilities	2,280	1,220
	$22,813	$19,794

8.  Goodwill and Intangible Assets

The change in goodwill for the six months ended June 30, 2019 was as follows:

	Distribution	Material Handling	Total
January 1, 2019	$505	$58,563	$59,068
Foreign currency translation	—	437	437
June 30, 2019	$505	$59,000	$59,505

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite-lived trade names which had a carrying value of $9.8 million at both June 30, 2019 and December 31, 2018.

9.  Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding basic	35,471,795	32,606,838	35,430,392	31,561,194
Dilutive effect of stock options and restricted stock	271,768	477,702	322,662	520,156
Weighted average common shares outstanding diluted	35,743,563	33,084,540	35,753,054	32,081,350

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Options to purchase 643,813 and 648,313 shares of common stock that were outstanding for the quarter and six months ended June 30, 2019, respectively, and 252,132 for the six months ended June 30, 2018, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. There were no options to purchase shares of common stock excluded from the computation of diluted earnings per share for the quarter ended June 30, 2018.

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

In March 2019, the Company granted 235,474 stock options with a weighted average exercise price of $18.54 per share and a weighted average fair value of $5.78 per share. The fair value of options granted is estimated using a binomial lattice option pricing model. Also in March 2019, the Company granted 77,810 and 101,500 time-based and performance-based restricted stock units, respectively, with a weighted average fair value of $18.54 per share. In April 2019, the Company granted 33,152 time-based restricted stock units with a weighted average fair value of $18.10 per share.

Stock compensation expense was approximately $1.3 million and $1.2 million for the quarters ended June 30, 2019 and 2018, respectively, and $2.2 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively. These expenses are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at June 30, 2019 was approximately $7.6 million, which will be recognized over the next three years, as such compensation is earned.

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

Based on current available information, management believes that the ultimate outcome of these matters, including those described below, will not have a material adverse effect on our financial position, cash flows or overall trends in our results of operations. However, these matters are subject to inherent uncertainties. If new information becomes available or an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or in future periods.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

During the fourth quarter of 2018, the Company and the EPA finalized the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The AOC is effective as of November 27, 2018, the date that it was executed by the EPA. The AOC and accompanying SOW document the terms, conditions and procedures for the Company’s performance of the RI/FS. In addition, the AOC requires the Company to provide $2 million of financial assurance to the EPA to secure its performance during the estimated life of the RI/FS.  In January 2019, the Company provided this assurance as a letter of credit. The AOC also includes provisions for payment by the Company of the EPA’s costs of oversight of the RI/FS, including a prepayment in the amount of $0.2 million, which was paid in January 2019.

A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, the Company received preliminary estimates from its consultants for the cost of the execution of the work plan. Based on these preliminary estimates, the Company recognized additional expense of $4.0 million during the quarter and six months ended June 30, 2019. These preliminary estimates will continue to be refined through the finalization and approval of the draft work plan, which is anticipated to occur by the end of 2019. The Company believes it has insurance coverage that applies to the New Idria Mine and thus may be able to recover a portion of the estimated costs; however, to date, the Company has not recognized any potential recovery in its consolidated financial statements. No expenses were recorded related to the New Idria Mine in the quarter or six months ended June 30, 2018.

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $9.9 million of costs, of which approximately $3.2 million has been paid to date. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible insurance resources and other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to unilateral administrative orders issued by the EPA. As of June 30, 2019, the Company has a total reserve of $6.7 million related to the New Idria Mine, of which $1.1 million is classified in Other Current Liabilities and $5.6 million in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

It is possible that adjustments to the aforementioned reserves will be necessary as new information is obtained, including after finalization and EPA approval of the work plan for the RI/FS. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA and the number and financial condition of other PRPs that may be named, as well as the extent of their responsibility for the remediation.

At this time, we have not accrued for remediation costs in connection with this site as we are unable to estimate the liability, given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  No costs were incurred related to New Almaden in the quarters or six months ended June 30, 2019 or 2018. As of June 30, 2019, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

Lawn and Garden Lease Guarantee

In connection with the sale of the Lawn and Garden business, as described in Note 4, the Company is a guarantor for one of HC’s facility leases expiring in September 2025 for any remaining rent payments under the lease for which HC is unable to meet its obligations. Current annual rent for the facility is approximately $2 million, and is subject to annual CPI increases throughout the lease term. In connection with the financial risk associated with HC, as described in Note 4, the Company assessed its range of potential obligations under the lease guarantee, and as a result of this analysis, recorded a liability and related pre-tax charge of $10.3 million during the third quarter of 2018. The carrying value of the lease contingency as of June 30, 2019 and December 31, 2018 was $10.6 million and $10.4 million, respectively, which represents the initial liability recorded plus accretion and is included in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

Patent Infringement

On December 11, 2018, No Spill Inc. filed suit against Scepter Manufacturing LLC and Scepter Corporation (“Scepter”) in the United States District Court for the District of Kansas asserting infringement of two patents, breach of contract, and trade dress claims in relation to plastic gasoline containers Scepter manufactures and sells in the United States. A schedule in the case has not yet issued. Scepter intends to defend itself vigorously in this matter. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter, and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition, or cash flows. Accordingly, the Company has not recorded any reserves for this matter.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

13.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	June 30,	December 31,
	2019	2018
Loan Agreement	$—	$—
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	15,000	15,000
5.45% Senior Unsecured Notes due 2026	12,000	12,000
	78,000	78,000
Less unamortized deferred financing costs	1,017	1,210
	$76,983	$76,790

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022. The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At June 30, 2019, $78 million of the Notes were outstanding.

Under the terms of the Loan Agreement, the Company may borrow up to $200 million, reduced for letters of credit issued. As of June 30, 2019, the Company had $194.2 million available under the Loan Agreement. The Company had $5.8 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business at June 30, 2019. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The weighted average interest rate on borrowings under the Company’s long-term debt was 6.27% and 5.82% for the quarters ended June 30, 2019 and 2018, respectively, and 6.25% and 5.55% for the six months ended June 30, 2019 and 2018, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of June 30, 2019, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted).

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

Net periodic pension cost is as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$60	$56	$120	$112
Expected return on assets	(46)	(79)	(92)	(158)
Amortization of net loss	24	21	48	42
Net periodic pension cost	$38	$(2)	$76	$(4)

The Company expects to make a contribution to the plan of $30 in 2019.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

15.  Income Taxes

The Company’s effective tax rate was 27.9% and 27.7% for the quarter and six months ended June 30, 2019, respectively, compared to 27.0% and 26.2% for the quarter and six months ended June 30, 2018, respectively. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.0 million at June 30, 2019 and December 31, 2018.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of June 30, 2019, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The Company is subject to state and local examinations for tax years of 2013 through 2018. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2014 through 2018.

16.  Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for distribution centers, warehouses, office space and equipment, with remaining lease terms of one to nine years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the statement of financial position; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating leases are included in right of use asset – operating leases (“ROU assets”), operating lease liability –short term, and operating lease liability – long term in the Condensed Consolidated Statement of Financial Position (Unaudited).

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

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to leases include:

June 30, 2019
Right of use asset - operating leases	$5,983

Operating lease liability - short-term	$2,000
Operating lease liability - long-term	4,225
Total operating lease liabilities	$6,225

The components of lease expense include:

		Quarter Ended	Six Months Ended
Lease Cost	Classification	June 30, 2019	June 30, 2019
Operating lease cost (1)	Cost of sales	$442	$857
Operating lease cost (1)	Selling, general and administrative expenses	426	897
Total lease cost		$868	$1,754

(1)	Includes short-term leases and variable lease costs, which are immaterial

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Supplemental cash flow information related to leases was as follows:

Six Months Ended
Supplemental Cash Flow Information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,149
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1,037

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.53
Weighted-average discount rate
Operating leases	5.0%

Maturity of Lease Liabilities - As of June 30, 2019	Operating Leases
2019 (1)	$1,203
2020	1,805
2021	1,107
2022	1,051
2023	906
After 2023	897
Total lease payments	6,969
Less: Interest	(744)
Present value of lease liabilities	$6,225

(1)	Represents amounts due in 2019 after June 30, 2019

Future minimum rental commitments (undiscounted) as of December 31, 2018 under ASC 840 were as follows:

Year Ended December 31,
2019	$2,492
2020	1,739
2021	982
2022	966
2023	841
Thereafter	811
Total	$7,831

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

Total sales from foreign business units were approximately $11.4 million and $13.1 million for the quarters ended June 30, 2019 and 2018, respectively, and $24.2 million and $24.6 million for the six months ended June 30, 2019 and 2018, respectively.

Summarized segment detail for the quarters and six months ended June 30, 2019 and 2018 are presented in the following table:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales
Material Handling	$95,902	$103,130	$198,853	$219,939
Distribution	38,395	37,477	74,569	73,258
Inter-company sales	(12)	(47)	(22)	(69)
Total net sales	$134,285	$140,560	$273,400	$293,128

Income (loss) from continuing operations before income taxes
Material Handling	$17,589	$17,323	$33,796	$34,053
Distribution	3,328	2,786	3,541	4,524
Corporate	(10,735)	(6,998)	(16,937)	(13,444)
Total operating income	10,182	13,111	20,400	25,133
Interest expense, net	(1,017)	(1,313)	(2,066)	(2,952)
Income from continuing operations before income taxes	$9,165	$11,798	$18,334	$22,181

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

Results of Operations:

Comparison of the Quarter Ended June 30, 2019 to the Quarter Ended June 30, 2018

Net Sales:

(dollars in millions)	Quarter Ended June 30,
Segment	2019	2018	Change	% Change
Material Handling	$95.9	$103.1	$(7.2)	(7)%
Distribution	38.4	37.5	0.9	2%
Inter-company sales	—	—	—
Total net sales	$134.3	$140.6	$(6.3)	(4)%

Net sales for the quarter ended June 30, 2019 were $134.3 million, a decrease of $6.3 million or 4% compared to the quarter ended June 30, 2018. Net sales were negatively impacted by lower sales volume of $7.1 million and the effect of unfavorable currency translation of $0.3 million, and were partially offset by higher pricing of approximately $1.1 million.

Net sales in the Material Handling Segment decreased $7.2 million or 7% for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018. The decrease in net sales was due to lower sales volume of $7.9 million and the effect of unfavorable foreign currency translation of $0.3 million, partially offset by higher pricing of $1.0 million. The lower sales volume was primarily due to declines in the consumer market and the vehicle market (mainly in the recreational vehicle market).

Net sales in the Distribution Segment increased $0.9 million or 2% for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018, primarily the result of higher sales volume of $0.8 million and higher pricing of $0.1 million.

Cost of Sales & Gross Profit:

	Quarter Ended June 30,
(dollars in millions)	2019	2018	Change	% Change
Cost of sales	$87.3	$92.6	$(5.3)	(6)%
Gross profit	$46.9	$48.0	$(1.1)	(2)%
Gross profit as a percentage of sales	35.0%	34.1%

Gross profit margin increased to 35.0% in the quarter ended June 30, 2019 compared to 34.1% for the quarter ended June 30, 2018, primarily due to higher pricing of $1.1 million and lower raw material costs. This was partially offset by unfavorable mix within the lower sales volumes noted above.

Selling, General and Administrative Expenses:

	Quarter Ended June 30,
(dollars in millions)	2019	2018	Change	% Change
SG&A expenses	$36.8	$34.5	$2.3	7%
SG&A expenses as a percentage of sales	27.4%	24.5%

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2019 were $36.8 million, an increase of $2.3 million or 7% compared to the same period in the prior year. SG&A expenses in the second quarter 2019 were impacted primarily by a $4.0 million charge related to the environmental contingencies discussed in Note 12. This was partially offset by lower compensation and benefit costs of $1.2 million, mainly due to actions taken under the Distribution Transformation Plan, and lower freight costs of $0.6 million.

Restructuring:

As discussed in Note 5, the Company has implemented various restructuring programs.

The Ameri-Kart Plan was announced during the first quarter of 2019 and is expected to be substantially completed in the first half of 2020. No costs were incurred during the quarter ended June 30, 2019 related to the Ameri-Kart Plan. As previously announced, the Company expects annualized benefits of approximately $1.5 million upon completion.

The Distribution Transformation Plan was announced during the first quarter of 2019 and is expected to be substantially completed by the end of 2019. No costs were incurred in connection with the Distribution Transformation Plan during the quarter ended June 30, 2019. As previously announced, the Company expects annualized benefits of $5 to $7 million after 2019.

The Material Handling Plan was initiated in the first quarter of 2017 and is completed.

Net Interest Expense:

	Quarter Ended June 30,
(dollars in millions)	2019	2018	Change	% Change
Net interest expense	$1.0	$1.3	$(0.3)	(23)%
Average outstanding borrowings, net	$78.0	$114.5	$(36.5)	(32)%
Weighted-average borrowing rate	6.27%	5.82%

Net interest expense for the quarter ended June 30, 2019 was $1.0 million, a decrease of $0.3 million, or 23%, compared with $1.3 million for the quarter ended June 30, 2018. The lower interest expense was due primarily to the lower average outstanding borrowings for the period. The lower borrowings were driven by cash flow from operations and the proceeds generated by the public equity offering completed in the second quarter of 2018.

Income Taxes:

	Quarter Ended June 30,
(dollars in millions)	2019	2018
Income from continuing operations before income taxes	$9.2	$11.8
Income tax expense	$2.6	$3.2
Effective tax rate	27.9%	27.0%

The Company’s effective tax rate was 27.9% for the quarter ended June 30, 2019, compared to 27.0% for the quarter ended June 30, 2018. The effective tax rate was slightly higher in 2019, primarily due to higher estimates of state taxes and non-deductible expenses.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Net Sales:

(dollars in millions)	Six Months Ended June 30,
Segment	2019	2018	Change	% Change
Material Handling	$198.8	$219.9	$(21.1)	(10)%
Distribution	74.6	73.3	1.3	2%
Inter-company elimination	—	(0.1)	0.1
Total net sales	$273.4	$293.1	$(19.7)	(7)%

Net sales for the six months ended June 30, 2019 were $273.4 million, a decrease of $19.7 million or 7% compared to the six months ended June 30, 2018. Net sales were negatively impacted by lower sales volume of $21.6 million and the effect of unfavorable currency translation of $1.0 million, and were partially offset by higher pricing of approximately $2.9 million.

Net sales in the Material Handling Segment decreased $21.1 million or 10% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in net sales was due to lower sales volume of $22.7 million and the effect of unfavorable foreign currency translation of $1.0 million, partially offset by higher pricing of approximately $2.6 million. The lower sales volume was primarily due to declines in the food and beverage market and the vehicle market (mainly in the recreational vehicle market).

Net sales in the Distribution Segment increased $1.3 million or 2% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily the result of higher sales volume of $1.0 million and higher pricing of $0.3 million.

Cost of Sales & Gross Profit:

	Six Months Ended June 30,
(dollars in millions)	2019	2018	Change	% Change
Cost of sales	$180.9	$198.0	$(17.1)	(9)%
Gross profit	$92.5	$95.1	$(2.6)	(3)%
Gross profit as a percentage of sales	33.8%	32.4%

Gross profit margin increased to 33.8% in the six months ended June 30, 2019 compared to 32.4% for the six months ended June 30, 2018, primarily due to higher pricing of $2.9 million and lower raw material costs. This was partially offset by unfavorable mix within the lower sales volumes noted above.

Selling, General and Administrative Expenses:

	Six Months Ended June 30,
(dollars in millions)	2019	2018	Change	% Change
SG&A expenses	$71.3	$70.0	$1.3	2%
SG&A expenses as a percentage of sales	26.1%	23.9%

SG&A expenses for the six months ended June 30, 2019 were $71.3 million, an increase of $1.3 million or 2% compared to the same period in the prior year.  SG&A expenses in 2019 were primarily impacted by a $4.0 million charge related to the environmental contingencies discussed in Note 12 and by restructuring costs of $0.9 million incurred in the current year related to the Distribution Transformation Plan. This was partially offset by lower compensation and benefit costs of $1.9 million, mainly due to actions taken under the Distribution Transformation Plan, as well as lower freight costs of $1.1 million and lower legal and professional fees of $0.7 million.

Restructuring:

As discussed in Note 5, the Company has implemented various restructuring programs.

The Ameri-Kart Plan was announced during the first quarter of 2019 and is expected to be substantially completed in the first half of 2020. No costs were incurred during the six months ended June 30, 2019 related to the Ameri-Kart Plan. As previously announced, the Company expects annualized benefits of approximately $1.5 million upon completion.

The Distribution Transformation Plan was announced during the first quarter of 2019 and is expected to be substantially completed by the end of 2019. The Company incurred $0.9 million of restructuring costs in connection with the Distribution Transformation Plan during the six months ended June 30, 2019. As previously announced, the Company expects annualized benefits of $5 to $7 million after 2019.

The Material Handling Plan was initiated in the first quarter of 2017 and is completed. No costs were incurred during the six months ended June 30, 2019 compared to $0.1 million of restructuring costs incurred in connection with the Material Handling Plan during the six months ended June 30, 2018.

(Gain) Loss on Disposal of Fixed Assets:

The gain on disposal of fixed assets for the six months ended June 30, 2019 was $0.1 million compared to a gain of $0.3 million in the prior year. The gain in 2018 was primarily due to the sale and leaseback of the distribution center in Pomona, California, as discussed in Note 16.

Impairment Charges:

During the six months ended June 30, 2019, the Company recognized an impairment charge of $0.9 million compared to $0.3 million in the prior year. The impairment in 2019 primarily related to a facility that was previously closed in connection with the Material Handling Plan and reclassified as held for sale during the first quarter of 2019, as discussed in Note 5.

Net Interest Expense:

	Six Months Ended June 30,
(dollars in millions)	2019	2018	Change	% Change
Net interest expense	$2.1	$3.0	$(0.9)	(30)%
Average outstanding borrowings, net	$78.0	$131.6	$(53.6)	(41)%
Weighted-average borrowing rate	6.25%	5.55%

Net interest expense for the six months ended June 30, 2019 was $2.1 million, a decrease of $0.9 million, or 30%, compared with $3.0 million during the six months ended June 30, 2018. The lower interest expense was due primarily to the lower average outstanding borrowings during the six months ended June 30, 2019 as compared to the same period in 2018. The lower borrowings were driven by cash flow from operations and the proceeds generated by the public equity offering completed in the second quarter of 2018.

Income Taxes:

	Six Months Ended June 30,
(dollars in millions)	2019	2018
Income from continuing operations before income taxes	$18.3	$22.2
Income tax expense	$5.1	$5.8
Effective tax rate	27.7%	26.2%

The Company’s effective tax rate was 27.7% for the six months ended June 30, 2019, compared to 26.2% for the six months ended June 30, 2018. The effective tax rate was slightly higher in 2019, primarily due to higher estimates of state taxes and non-deductible expenses.

Discontinued Operations:

Income from discontinued operations, net of income taxes was $0.1 million for the six months ended June 30, 2019 compared to a loss of $0.9 million for the six months ended June 30, 2018. The loss in  2018 related to a charge of $0.9 million, net of tax of $0.3 million, as a result of agreement on the material terms of a settlement with the L&G Buyer related to the indemnification claims discussed in Note 12.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash generated from its operating and financing activities. The cash flows from operating activities are driven primarily by the Company’s operating results and changes in its working capital requirements which is supplemented by the Company’s utilization of its current credit facilities. In addition, the Company completed a public equity offering in the second quarter of 2018 that generated $79.5 million of net proceeds. The Company used a portion of the net proceeds received from the offering to repay a portion of its outstanding indebtedness during the second quarter of 2018 and intends to use the remaining proceeds to fund the growth of the business, including selective acquisitions, and for other general corporate purposes.

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities from continuing operations was $16.2 million for the six months ended June 30, 2019, compared to $27.2 million in the same period in 2018. The decrease was primarily due to changes in working capital of $12.4 million, which was primarily driven by a higher variable compensation payout, timing of collections from customers and lower volume with third party subcontractors in 2019.

Net cash provided by operating activities from discontinued operations was $7.3 million in 2019 and resulted from the remaining receipt of the tax benefit from the worthless stock deduction related to the Brazil Business (see Note 4). Net cash flows provided by discontinued operations in 2018 resulted from the the partial receipt of the tax benefit from the worthless stock deduction related to the Brazil Business. The worthless stock deduction allowed the Company to reduce its estimated federal tax payments in 2018 by $4.3 million. This was partially offset by the payment of expenses related to the sale of the Brazil Business and the payment of the settlement with the L&G Buyer.

Investing Activities

Net cash provided by investing activities from continuing operations was $3.1 million for the six months ended June 30, 2019 compared to cash provided of $0.3 million for the six months ended June 30, 2018. Capital expenditures were $4.4 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively. Full year capital expenditures in 2019 are expected to be approximately $10 million. The Company received proceeds of $7.5 million in the first half of 2019 from the sale of fixed assets, substantially all of which was derived from the sale of two buildings previously classified as held for sale, as discussed in Note 3 and Note 5. The Company received proceeds of $2.6 million in the first half of 2018 from the sale of fixed assets, which were primarily due to the sale and leaseback of the distribution center in Pomona, California, as discussed in Note 16.

Financing Activities

The Company received net proceeds of $79.5 million from the public offering of common stock in 2018. Net payments on the credit facility were $72.5 million for the six months ended June 30, 2018.  There were no net payments on the credit facility for the six months ended June 30, 2019. The Company used cash to pay dividends of $9.7 million and $8.3 million for the six months ended June 30, 2019 and 2018, respectively.

Credit Sources

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022.  The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At June 30, 2019, $78 million of the Notes were outstanding.

Total debt outstanding at June 30, 2019 was $77.0 million, net of $1.0 million of deferred financing costs, compared with $76.8 million at December 31, 2018. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of June 30, 2019, the Company had $5.8 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business and there was $194.2 million available under our Loan Agreement.

As of June 30, 2019, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended June 30, 2019 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	14.42
Leverage Ratio	3.25 to 1 (maximum)	1.18

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonable to have, a current or future effect on financial condition, changes in financial condition, revenues of operations, liquidity, capital expenditures or capital resources that are material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. As of June 30, 2019, the Company has no borrowings outstanding under its floating rate debt.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At June 30, 2019, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2019, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 12, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report, and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s disclosures relating to legal proceedings in Note 12, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report is incorporated into Part II of this report by reference. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plan during the quarter ended June 30, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
4/1/2019 to 4/30/2019	—	$—	5,547,665	2,452,335
5/1/2019 to 5/31/2019	—	—	5,547,665	2,452,335
6/1/2019 to 6/30/2019	—	—	5,547,665	2,452,335

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

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

August 2, 2019	/s/ Kevin L. Brackman
Kevin L. Brackman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)