Form 10-Q
period 2019-09-30
MYERS INDUSTRIES INC
filed 2019-11-05
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the issuer’s common stock, without par value, as of October 31, 2019 was 35,520,001 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$125,480	$135,219	$398,880	$428,347
Cost of sales	85,894	93,128	266,799	291,150
Gross profit	39,586	42,091	132,081	137,197
Selling, general and administrative expenses	31,515	34,381	102,792	104,360
(Gain) loss on disposal of fixed assets	11	218	(87)	(96)
Impairment charges	—	—	916	308
Other expenses	—	33,331	—	33,331
Operating income (loss)	8,060	(25,839)	28,460	(706)
Interest expense, net	993	883	3,059	3,835
Income (loss) from continuing operations before income taxes	7,067	(26,722)	25,401	(4,541)
Income tax expense (benefit)	1,848	(5,585)	6,933	233
Income (loss) from continuing operations	5,219	(21,137)	18,468	(4,774)
Income (loss) from discontinued operations, net of income tax	—	(2)	127	(913)
Net income (loss)	$5,219	$(21,139)	$18,595	$(5,687)
Income (loss) per common share from continuing operations:
Basic	$0.15	$(0.60)	$0.52	$(0.15)
Diluted	$0.15	$(0.60)	$0.52	$(0.15)
Income (loss) per common share from discontinued operations:
Basic	$—	$—	$—	$(0.02)
Diluted	$—	$—	$—	$(0.02)
Net income (loss) per common share:
Basic	$0.15	$(0.60)	$0.52	$(0.17)
Diluted	$0.15	$(0.60)	$0.52	$(0.17)

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$5,219	$(21,139)	$18,595	$(5,687)
Other comprehensive income (loss)
Adoption of ASU 2018-02	—	—	—	(315)
Foreign currency translation adjustment	(466)	649	1,069	(1,194)
Pension liability, net of tax expense of $67 in 2018	—	—	—	201
Total other comprehensive income (loss)	(466)	649	1,069	(1,308)
Comprehensive income (loss)	$4,753	$(20,490)	$19,664	$(6,995)

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2019	2018
Assets
Current Assets
Cash	$74,814	$58,894
Accounts receivable, less allowances of $2,124 and $2,259, respectively	65,129	72,939
Income tax receivable	—	4,892
Inventories, net	44,009	43,596
Prepaid expenses and other current assets	3,441	2,534
Total Current Assets	187,393	182,855
Other Assets
Property, plant, and equipment, net	56,096	65,460
Right of use asset - operating leases	6,384	—
Goodwill	66,428	59,068
Intangible assets, net	32,909	30,280
Deferred income taxes	6,074	5,270
Other	2,002	5,712
Total Assets	$357,286	$348,645

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$54,196	$60,849
Accrued expenses
Employee compensation	12,023	16,531
Income taxes	738	—
Taxes, other than income taxes	1,260	1,403
Accrued interest	811	1,939
Other current liabilities	18,035	16,701
Operating lease liability - short-term	2,215	—
Total Current Liabilities	89,278	97,423
Long-term debt	77,080	76,790
Operating lease liability - long-term	4,402	—
Other liabilities	22,706	19,794
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,512,301 and 35,374,121; net of treasury shares of 7,040,156 and 7,178,336, respectively)	21,663	21,547
Additional paid-in capital	295,560	292,558
Accumulated other comprehensive loss	(17,211)	(18,280)
Retained deficit	(136,192)	(141,187)
Total Shareholders’ Equity	163,820	154,638
Total Liabilities and Shareholders’ Equity	$357,286	$348,645

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended September 30, 2019
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at July 1, 2019	$21,646	$294,066	$(16,745)	$(136,557)	$162,410
Net income	—	—	—	5,219	5,219
Foreign currency translation adjustment	—	—	(466)	—	(466)
Shares issued under incentive plans, net of shares withheld for tax	17	366	—	—	383
Stock compensation expense	—	1,128	—	—	1,128
Declared dividends - $0.14 per share	—	—	—	(4,854)	(4,854)
Balance at September 30, 2019	$21,663	$295,560	$(17,211)	$(136,192)	$163,820

	Quarter Ended September 30, 2018
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at July 1, 2018	$21,430	$289,088	$(16,498)	$(112,759)	$181,261
Net income	—	—	—	(21,139)	(21,139)
Foreign currency translation adjustment	—	—	649	—	649
Shares issued under incentive plans, net of shares withheld for tax	93	1,782	—	—	1,875
Stock compensation expense	—	1,227	—	—	1,227
Declared dividends - $0.14 per share	—	—	—	(4,816)	(4,816)
Balance at September 30, 2018	$21,523	$292,097	$(15,849)	$(138,714)	$159,057

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2019
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2019	$21,547	$292,558	$(18,280)	$(141,187)	$154,638
Net income	—	—	—	18,595	18,595
Adoption of ASU 2016-02, net of tax of $332	—	—	—	905	905
Foreign currency translation adjustment	—	—	1,069	—	1,069
Shares issued under incentive plans, net of shares withheld for tax	116	(346)	—	—	(230)
Stock compensation expense	—	3,348	—	—	3,348
Declared dividends - $0.41 per share	—	—	—	(14,505)	(14,505)
Balance at September 30, 2019	$21,663	$295,560	$(17,211)	$(136,192)	$163,820

	Nine Months Ended September 30, 2018
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2018	$18,547	$209,253	$(14,541)	$(119,507)	$93,752
Net income	—	—	—	(5,687)	(5,687)
Adoption of ASU 2018-02	—	—	(315)	315	—
Foreign currency translation adjustment	—	—	(1,194)	—	(1,194)
Shares issued under incentive plans, net of shares withheld for tax	170	2,209	—	—	2,379
Stock compensation expense	—	3,919	—	—	3,919
Pension liability, net of tax of $67	—	—	201	—	201
Shares issued in public offering, net of equity issuance costs	2,806	76,716	—	—	79,522
Declared dividends - $0.41 per share	—	—	—	(13,835)	(13,835)
Balance at September 30, 2018	$21,523	$292,097	$(15,849)	$(138,714)	$159,057

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$18,595	$(5,687)
Income (loss) from discontinued operations, net of income taxes	127	(913)
Income (loss) from continuing operations	18,468	(4,774)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities
Depreciation	11,505	13,329
Amortization	6,183	6,455
Accelerated depreciation associated with restructuring activities	—	16
Non-cash stock-based compensation expense	3,348	3,532
(Gain) loss on disposal of fixed assets	(87)	(96)
Provision for loss on note receivable	—	23,008
Lease guarantee contingency	—	10,323
Deferred taxes	—	(7,666)
Impairment charges	916	308
Other	441	(150)
Payments on performance based compensation	(413)	(1,249)
Other long-term liabilities	3,388	(313)
Cash flows provided by (used for) working capital
Accounts receivable	9,775	7,890
Inventories	2,386	2,708
Prepaid expenses and other current assets	(877)	(853)
Accounts payable and accrued expenses	(15,541)	(11,347)
Net cash provided by (used for) operating activities - continuing operations	39,492	41,121
Net cash provided by (used for) operating activities - discontinued operations	7,297	858
Net cash provided by (used for) operating activities	46,789	41,979
Cash Flows From Investing Activities
Capital expenditures	(5,669)	(3,560)
Acquisition of business	(18,000)	—
Proceeds from sale of property, plant and equipment	7,514	2,633
Net cash provided by (used for) investing activities - continuing operations	(16,155)	(927)
Net cash provided by (used for) investing activities - discontinued operations	—	—
Net cash provided by (used for) investing activities	(16,155)	(927)
Cash Flows From Financing Activities
Net borrowings (repayments) on credit facility	—	(74,557)
Cash dividends paid	(14,524)	(13,039)
Proceeds from issuance of common stock	755	2,825
Proceeds from public offering of common stock, net of equity issuance costs	—	79,522
Shares withheld for employee taxes on equity awards	(985)	(446)
Net cash provided by (used for) financing activities - continuing operations	(14,754)	(5,695)
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(14,754)	(5,695)
Foreign exchange rate effect on cash	40	(31)
Net increase in cash and restricted cash	15,920	35,326
Cash and restricted cash at January 1	58,894	11,179
Cash and restricted cash at September 30	$74,814	$46,505

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2019.

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

The following tables summarize the impacts of ASC 842 on the Company’s condensed consolidated financial statements:

	For the Quarter Ended September 30, 2019
	As Reported	Adjustments	Balances Without Adoption of ASC 842
Net sales	$125,480	$—	$125,480
Cost of sales	85,894	—	85,894
Gross profit	39,586	—	39,586
Selling, general and administrative expenses	31,515	(34)	31,481
(Gain) loss on disposal of fixed assets	11	—	11
Operating income	8,060	34	8,094
Interest expense, net	993	—	993
Income from continuing operations before income taxes	7,067	34	7,101
Income tax expense	1,848	9	1,857
Income from continuing operations	$5,219	$25	$5,244

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Nine Months Ended September 30, 2019
	As Reported	Adjustments	Balances Without Adoption of ASC 842
Net sales	$398,880	$—	$398,880
Cost of sales	266,799	—	266,799
Gross profit	132,081	—	132,081
Selling, general and administrative expenses	102,792	(101)	102,691
(Gain) loss on disposal of fixed assets	(87)	—	(87)
Impairment charges	916	—	916
Operating income	28,460	101	28,561
Interest expense, net	3,059	—	3,059
Income from continuing operations before income taxes	25,401	101	25,502
Income tax expense	6,933	27	6,960
Income from continuing operations	$18,468	$74	$18,542

	As of September 30, 2019
	As Reported	Adjustments	Balances Without Adoption of ASC 842
Assets
Right of use asset - operating leases	$6,384	$(6,384)	$—
Deferred tax asset	6,074	306	6,380

Liabilities
Other current liabilities	$18,035	$233	$18,268
Operating lease liability - short-term	2,215	(2,215)	—
Operating lease liability - long-term	4,402	(4,402)	—
Other liabilities	22,706	1,135	23,841

Shareholders’ Equity
Retained deficit	$(136,192)	$(829)	$(137,021)

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 14, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At September 30, 2019 and December 31, 2018, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated at $79.3 million and $76.8 million, respectively.

The purchase price allocation associated with the August 26, 2019 acquisition of Tuffy Manufacturing Industries, Inc., as described in Note 3, required significant fair value measurements using unobservable inputs which are considered Level 3 inputs. The fair value of the acquired intangible assets was determined using the income approach.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2019	$(16,251)	$(2,029)	$(18,280)
Other comprehensive income (loss) before reclassifications	1,069	—	1,069
Net current-period other comprehensive income (loss)	1,069	—	1,069
Balance at September 30, 2019	$(15,182)	$(2,029)	$(17,211)

2.  Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended September 30, 2019
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$19,205	$—	$—	$19,205
Vehicle	21,951	—	—	21,951
Food and beverage	13,010	—	—	13,010
Industrial	29,944	—	(18)	29,926
Auto aftermarket	—	41,388	—	41,388
Total net sales	$84,110	$41,388	$(18)	$125,480

	For the Quarter Ended September 30, 2018
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$20,048	$—	$—	$20,048
Vehicle	23,037	—	—	23,037
Food and beverage	19,159	—	—	19,159
Industrial	35,438	—	(20)	35,418
Auto aftermarket	—	37,557	—	37,557
Total net sales	$97,682	$37,557	$(20)	$135,219

	For the Nine Months Ended September 30, 2019
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$59,505	$—	$—	$59,505
Vehicle	66,433	—	—	66,433
Food and beverage	54,977	—	—	54,977
Industrial	102,048	—	(40)	102,008
Auto aftermarket	—	115,957	—	115,957
Total net sales	$282,963	$115,957	$(40)	$398,880

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

Revenue is recognized when obligations under the terms of a contract with customers are satisfied. In both the Distribution and Material Handling segments, this generally occurs with the transfer of control of the Company’s products.  This transfer of control may occur at either the time of shipment from a Company facility, or at the time of delivery to a designated customer location. Obligations under contracts with customers are typically fulfilled within 90 days of receiving a purchase order from a customer, and generally no other future obligations are required to be performed.  The Company generally does not enter into any long-term contracts with customers greater than one year.  Based on the nature of the Company’s products and customer contracts, the Company has not recorded any deferred revenue, with the exception of cash advances or deposits received from customers prior to transfer of control of the product. These advances are typically fulfilled within the 90-day time frame mentioned above.

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	September 30,	December 31,	Statement of Financial Position
	2019	2018	Classification
Returns, discounts and other allowances	$(593)	$(1,169)	Accounts receivable
Right of return asset	310	535	Inventories, net
Customer deposits	(108)	(806)	Other current liabilities
Accrued rebates	(2,201)	(2,559)	Other current liabilities

Sales, value added, and other taxes the Company collects concurrent with revenue from customers are excluded from net sales.  The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer.  Costs for shipments to customers are classified as Selling, General and Administrative Expenses for the Company’s manufacturing business and as Cost of Sales for the Company’s distribution business in the accompanying Condensed Consolidated Statements of Operations (Unaudited). The Company incurred costs for shipments to customers in Selling, General and Administrative Expenses of approximately $2.0 million and $2.1 million for the quarters ended September 30, 2019 and 2018, respectively, and $6.2 million and $7.4 million for the nine months ended September 30, 2019 and 2018, respectively, and in Cost of Sales of approximately $1.3 million and $1.4 million for the quarters ended September 30, 2019 and 2018, respectively, and $4.3 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively. All other internal distribution costs are recorded in Selling, General and Administrative Expenses.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

3.  Acquisition

On August 26, 2019, the Company acquired the assets of Tuffy Manufacturing Industries, Inc. (“Tuffy”), a warehouse distributor of tire repair equipment and supplies, which is included in the Company’s Distribution Segment. The Tuffy acquisition aligns with the Company’s strategy to grow in key niche markets and focus on strategic account customers. The purchase price for the acquisition was $18.6 million, which includes a preliminary estimated working capital adjustment of $0.6 million subject to further adjustment based on the final working capital. The Company funded the acquisition using available cash.

The acquisition of Tuffy was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase accounting will be finalized within one year from the acquisition date.

Assets acquired:
Accounts receivable	$2,072
Inventories	2,657
Prepaid expenses	20
Property, plant and equipment	124
Right of use asset - operating leases	229
Intangible assets	8,400
Goodwill	7,051
Assets acquired	$20,553

Liabilities assumed:
Accounts payable	$1,714
Operating lease liability - short term	112
Operating lease liability - long term	117
Total liabilities assumed	1,943

Net acquisition cost	$18,610

The goodwill represents the future economic benefits arising from other assets acquired that could not be individually and separately recognized, and the Company expects that the goodwill recognized for the acquisition will be deductible for tax purposes.

The intangible assets included above consist of the following:

	Fair Value	Weighted Average Estimated Useful Life
Customer relationships	7,300	7.3 years
Trade name	500	5.0 years
Non-competition agreements	600	5.0 years
Total amortizable intangible assets	$8,400

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

4.  Assets Held for Sale

As part of its ongoing strategy, the Company continues to evaluate its various real estate holdings. As a result of these initiatives, certain buildings were reclassified as held for sale in 2018 and 2019. Based on the estimated fair value of these buildings (using primarily third party offers considered to be Level 2 inputs), less estimated costs to sell, the Company recorded impairment charges of $0.9 million and $0.3 million during the nine months ended September 30, 2019 and 2018, respectively. No impairment charges were recorded during the quarters ended September 30, 2019 and 2018.  As of December 31, 2018, the Company had classified $4.4 million of buildings as held for sale, in Other Assets in the Condensed Consolidated Statements of Financial Position (Unaudited). No assets were classified as held for sale as of September 30, 2019. During the first nine months of 2019, the Company sold two buildings previously held for sale for total net proceeds of $7.4 million. These buildings were included in the Company’s Material Handling Segment.

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

In addition, approximately $8.6 million of the purchase price related to the Lawn and Garden sale was placed in escrow that was due to be settled by August 2016. The release of these funds had been extended pending the resolution of indemnification claims, as further described in Note 13. In April 2018, the Company reached agreement on the material terms of a settlement, and, as a result, recorded a pre-tax charge of $1.225 million to discontinued operations for the quarter ended March 31, 2018. The settlement was finalized and paid in May 2018, and upon settlement and release of any further obligation on behalf of the Company, the remaining $7.4 million was released from escrow to the Company.

In connection with the financial risk described above with HC, the Company further assessed its potential obligations under a lease guarantee granted as part of the sale of the Lawn and Garden business. Refer to Note 13 for further information with regards to this guarantee.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Summarized selected financial information for discontinued operations for the quarters and nine months ended September 30, 2019 and 2018 are presented in the following table:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Selling, general, and administrative	—	123	—	1,348
(Gain) loss on disposal of assets	—	—	—	—
Interest income, net	—	—	(174)	—
Income (loss) from discontinued operations before income tax	—	(123)	174	(1,348)
Income tax expense (benefit)	—	(121)	47	(435)
Income (loss) from discontinued operations, net of income tax	$—	$(2)	$127	$(913)

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

6.  Restructuring

On March 20, 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”) that operates within the Company’s Material Handling Segment. The Company plans to consolidate manufacturing operations currently conducted at Ameri-Kart’s Cassopolis, Michigan facility with expanded operations in Indiana, and eliminate up to 30 positions in connection with the consolidation (the “Ameri-Kart Plan”). Total restructuring costs expected to be incurred are approximately $0.9 million, which include equipment relocation and facility shut down costs, employee severance and other employee-related costs and non-cash charges, primarily accelerated depreciation charges on property, plant and equipment. No costs were incurred during the quarter and nine months ended September 30, 2019 related to the Ameri-Kart Plan. The Ameri-Kart Plan is expected to be substantially completed in the first half of 2020.

On March 18, 2019, the Company committed to implementing a restructuring plan relating to transformation initiatives within the Company’s Distribution Segment (the “Distribution Transformation Plan”) that are intended to increase sales force effectiveness, reduce costs and improve contribution margins. The Company realigned its Distribution Segment’s commercial sales structure, which included the elimination of certain sales and administrative positions, and plans to expand its e-commerce platform. Total restructuring costs expected to be incurred are approximately $0.9 million, primarily related to employee severance and other employee-related costs. No significant amounts were recognized during the quarter ended September 30, 2019. During the nine months ended September 30, 2019, the Company incurred restructuring charges of $0.9 million and does not expect to incur any additional restructuring charges in connection with the Distribution Transformation Plan. The Distribution Transformation Plan is expected to be substantially completed by the end of 2019.

On March 9, 2017, the Company announced a restructuring plan to improve the Company’s organizational structure and operational efficiency within the Material Handling Segment (the “Material Handling Plan”), which related primarily to anticipated facility shutdowns and associated activities.  Total restructuring costs incurred related to the Material Handling Plan were approximately $7.7 million, which includes employee severance and other employee-related costs of approximately $3.1 million, $2.6 million related to equipment relocation and facility shut down costs and non-cash charges, primarily accelerated depreciation charges on property, plant and equipment, of approximately $2.0 million. All actions under the Material Handling Plan are completed. The Company incurred $0.1 million of restructuring charges associated with the Material Handling Plan during the nine months ended September 30, 2018. No costs were incurred during 2019.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

As noted above, no significant amounts were recognized during the quarter ended September 30, 2019 and there were no restructuring charges incurred during the quarter ended September 30, 2018. The restructuring charges noted above for the nine months ended September 30, 2019 and 2018 are presented in the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	For the Nine Months Ended September 30,
	2019			2018
Segment	Cost of Sales	SG&A	Total	Cost of Sales	SG&A	Total
Distribution	$—	$865	$865	$—	$—	$—
Material Handling	—	—	—	119	—	119
Total	$—	$865	$865	$119	$—	$119

The table below summarizes restructuring activity for the nine months ended September 30, 2019:

	Employee Reduction	Accelerated Depreciation	Other Exit Costs	Total
Balance at January 1, 2019	$30	$—	$—	$30
Charges to expense	865	—	—	865
Cash payments	(767)	—	—	(767)
Non-cash utilization	—	—	—	—
Balance at September 30, 2019	$128	$—	$—	$128

During the quarter ended March 31, 2019, the Company reclassified a facility that was closed in connection with the Material Handling Plan as held for sale. Based on the estimated fair value of this facility (using primarily a third party offer considered to be a Level 2 input), less estimated costs to sell, the Company recognized an impairment charge of $0.9 million during the quarter ended March 31, 2019. The facility was sold in May 2019 for net proceeds of $2.9 million, which are included in the net proceeds discussed in Note 4.

In addition to the restructuring charges noted above, the Company has also incurred $0.2 million of other associated costs of the Distribution Transformation Plan during the nine months ended September 30, 2019. No such costs were incurred during the quarter ended September 30, 2019. The Company also incurred $0.1 million of other associated costs of the Ameri-Kart Plan during the quarter and nine months ended September 30, 2019. These other associated costs are included in Selling, General, and Administrative Expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited), and are primarily related to third party consulting costs. Additional estimated costs of $0.1 million are expected to be incurred throughout the remainder of 2019 related to the Ameri-Kart Plan. No other costs are expected to be incurred related to the Distribution Transformation Plan.

7.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 40 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. During 2019 and 2018, one inventory pool had a reduction in inventory quantities that was expected to remain at year-end, and therefore an adjustment was recorded for the nine months ended September 30, 2019 and 2018 to decrease cost of sales by $0.3 million and $0.5 million, respectively, as a result of the liquidation of LIFO inventories. No adjustment to the LIFO reserve was recorded for the quarters ended September 30, 2019 and 2018.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Inventories consisted of the following:

	September 30,	December 31,
	2019	2018
Finished and in-process products	$30,444	$27,960
Raw materials and supplies	13,565	15,636
	$44,009	$43,596

8.  Other Liabilities

The balance in other current liabilities is comprised of the following:

	September 30,	December 31,
	2019	2018
Customer deposits and accrued rebates	$2,309	$3,365
Dividends payable	5,242	5,260
Accrued litigation, claims and professional fees	958	460
Current portion of environmental reserves	1,499	1,229
Accrued product replacement costs	2,300	—
Other accrued expenses	5,727	6,387
	$18,035	$16,701

In August 2019, a manufacturing defect was identified for certain boxes produced within the Material Handling segment in May and June 2019. Certain of the affected boxes require replacement. The total range of cost to replace these boxes is estimated to be $3.5 million to $4.0 million. In the quarter ended September 30, 2019, $3.5 million of estimated costs were recorded related to this matter, of which $2.3 million remains accrued as of September 30, 2019 and is included within other current liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

The balance in other liabilities (long-term) is comprised of the following:

	September 30,	December 31,
	2019	2018
Lease guarantee contingency	$10,642	$10,402
Environmental reserves	6,692	3,702
Supplemental executive retirement plan liability	1,796	2,026
Pension liability	1,293	1,207
Deferred gain on sale of assets	—	1,237
Other long-term liabilities	2,283	1,220
	$22,706	$19,794

9.  Goodwill and Intangible Assets

The change in goodwill for the nine months ended September 30, 2019 was as follows:

	Distribution	Material Handling	Total
January 1, 2019	$505	$58,563	$59,068
Acquisition	7,051	—	7,051
Foreign currency translation	—	309	309
September 30, 2019	$7,556	$58,872	$66,428

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. The Company has indefinite-lived trade names which had a carrying value of $9.8 million at both September 30, 2019 and December 31, 2018. Refer to Note 3 for the intangible assets acquired through the Tuffy acquisition during the quarter ended September 30, 2019.

10.  Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding basic	35,495,157	35,229,171	35,451,980	32,783,853
Dilutive effect of stock options and restricted stock	263,875	—	371,251	—
Weighted average common shares outstanding diluted	35,759,032	35,229,171	35,823,231	32,783,853

Options to purchase 638,073 and 631,300 shares of common stock that were outstanding for the quarter and nine months ended September 30, 2019, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. Due to the net loss for the quarter and nine months ended September 30, 2018, diluted weighted-average shares outstanding were equal to basic weighted-average shares outstanding because the effect of all equity awards was anti-dilutive.

11.  Stock Compensation

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

In March 2019, the Company granted 235,474 stock options with a weighted average exercise price of $18.54 per share and a weighted average fair value of $5.78 per share. The fair value of options granted is estimated using a binomial lattice option pricing model. Also in March 2019, the Company granted 77,810 and 101,500 time-based and performance-based restricted stock units, respectively, with a weighted average fair value of $18.54 per share. In April 2019, the Company granted 33,152 time-based restricted stock units with a weighted average fair value of $18.10 per share. During the third quarter of 2019, the Company granted 10,296 time-based restricted stock units with a weighted average fair value of $16.61 per share.

Stock compensation expense was approximately $1.1 million and $1.2 million for the quarters ended September 30, 2019 and 2018, respectively, and $3.3 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively. These expenses are included in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at September 30, 2019 was approximately $6.4 million, which will be recognized over the next three years, as such compensation is earned.

12.  Equity

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

Based on current available information, management believes that the ultimate outcome of these matters, including those described below, will not have a material adverse effect on our financial position, cash flows or overall trends in our results of operations. However, these matters are subject to inherent uncertainties. If new information becomes available or an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which such change in estimate occurs, or in future periods.

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

A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, the Company received preliminary estimates from its consultants for the cost of the execution of the work plan. Based on these preliminary estimates, the Company recognized additional expense of $4.0 million during the nine months ended September 30, 2019. No expenses were incurred related to the New Idria Mine in the quarter ended September 30, 2019. These preliminary estimates will continue to be refined through the finalization and approval of the draft work plan, which is anticipated to occur by the end of 2019. The Company believes it has insurance coverage that applies to the New Idria Mine and thus may be able to recover a portion of the estimated costs; however, to date, the Company has not recognized potential recovery in its consolidated financial statements. No expenses were recorded related to the New Idria Mine in the quarter or nine months ended September 30, 2018.

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $9.9 million of costs, of which approximately $3.2 million has been paid to date. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible insurance resources and other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to unilateral administrative orders issued by the EPA. As of September 30, 2019, the Company has a total reserve of $6.7 million related to the New Idria Mine, of which $1.2 million is classified in Other Current Liabilities and $5.5 million in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  No costs were incurred related to New Almaden in the quarters or nine months ended September 30, 2019 or 2018. As of September 30, 2019, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

Lawn and Garden Lease Guarantee

In connection with the sale of the Lawn and Garden business, as described in Note 5, the Company is a guarantor for one of HC’s facility leases expiring in September 2025 for any remaining rent payments under the lease for which HC is unable to meet its obligations. Current annual rent for the facility is approximately $2 million, and is subject to annual CPI increases throughout the lease term. In connection with the financial risk associated with HC, as described in Note 5, the Company assessed its range of potential obligations under the lease guarantee, and as a result of this analysis, recorded a liability and related pre-tax charge of $10.3 million during the third quarter of 2018. The carrying value of the lease contingency as of September 30, 2019 and December 31, 2018 was $10.6 million and $10.4 million, respectively, which represents the initial liability recorded plus accretion and is included in Other Liabilities on the Condensed Consolidated Statements of Financial Position (Unaudited).

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

14.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	September 30,	December 31,
	2019	2018
Loan Agreement	$—	$—
4.67% Senior Unsecured Notes due 2021	40,000	40,000
5.25% Senior Unsecured Notes due 2024	11,000	11,000
5.30% Senior Unsecured Notes due 2024	15,000	15,000
5.45% Senior Unsecured Notes due 2026	12,000	12,000
	78,000	78,000
Less unamortized deferred financing costs	920	1,210
	$77,080	$76,790

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022. The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At September 30, 2019, $78 million of the Notes were outstanding.

Under the terms of the Loan Agreement, the Company may borrow up to $200 million, reduced for letters of credit issued. As of September 30, 2019, the Company had $194.2 million available under the Loan Agreement. The Company had $5.8 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business at September 30, 2019. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The weighted average interest rate on borrowings under the Company’s long-term debt was 6.28% and 6.55% for the quarters ended September 30, 2019 and 2018, respectively, and 6.26% and 5.70% for the nine months ended September 30, 2019 and 2018, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of September 30, 2019, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted).

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

Net periodic pension cost is as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$60	$56	$180	$168
Expected return on assets	(46)	(79)	(138)	(237)
Amortization of net loss	24	21	72	63
Net periodic pension cost	$38	$(2)	$114	$(6)

The Company contributed $31 to the plan in the third quarter of 2019.

16.  Income Taxes

The Company’s effective tax rate was 26.2% and 27.3% for the quarter and nine months ended September 30, 2019, respectively, compared to 20.9% and (5.1%) for the quarter and nine months ended September 30, 2018, respectively. The prior year effective rate was impacted by the lower tax rate for the tax benefit on the provision for expected loss on the note receivable and lease guarantee liability recorded in the third quarter of 2018 related to HC, as discussed in Note 5 and Note 13, respectively. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.0 million at September 30, 2019 and December 31, 2018.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of September 30, 2019, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The Company is subject to state and local examinations for tax years of 2013 through 2018. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2014 through 2018.

17.  Leases

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to leases include:

September 30, 2019
Right of use asset - operating leases	$6,384

Operating lease liability - short-term	$2,215
Operating lease liability - long-term	4,402
Total operating lease liabilities	$6,617

The components of lease expense include:

		Quarter Ended	Nine Months Ended
Lease Cost	Classification	September 30, 2019	September 30, 2019
Operating lease cost (1)	Cost of sales	$453	$1,310
Operating lease cost (1)	Selling, general and administrative expenses	441	1,338
Total lease cost		$894	$2,648

(1)	Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
Supplemental Cash Flow Information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,808
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2,029

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.35
Weighted-average discount rate
Operating leases	5.0%

Maturity of Lease Liabilities - As of September 30, 2019	Operating Leases
2019 (1)	$620
2020	2,247
2021	1,339
2022	1,189
2023	1,016
After 2023	961
Total lease payments	7,372
Less: Interest	(755)
Present value of lease liabilities	$6,617

(1)	Represents amounts due in 2019 after September 30, 2019

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

18.  Industry Segments

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

The Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair and the manufacture of tire repair and retreading products. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment operates domestically through sales offices and five regional distribution centers in the United States, and in certain foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies. The acquisition of Tuffy, described in Note 3, is included in the Distribution Segment.

Total sales from foreign business units were approximately $8.6 million and $14.6 million for the quarters ended September 30, 2019 and 2018, respectively, and $32.8 million and $39.2 million for the nine months ended September 30, 2019 and 2018, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Summarized segment detail for the quarters and nine months ended September 30, 2019 and 2018 are presented in the following table:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales
Material Handling	$84,110	$97,682	$282,963	$317,621
Distribution	41,388	37,557	115,957	110,815
Inter-company sales	(18)	(20)	(40)	(89)
Total net sales	$125,480	$135,219	$398,880	$428,347

Income (loss) from continuing operations before income taxes
Material Handling	$10,385	$10,812	$44,181	$44,865
Distribution	3,382	2,546	6,923	7,070
Corporate	(5,707)	(39,197)	(22,644)	(52,641)
Total operating income	8,060	(25,839)	28,460	(706)
Interest expense, net	(993)	(883)	(3,059)	(3,835)
Income from continuing operations before income taxes	$7,067	$(26,722)	$25,401	$(4,541)

19.  Subsequent Event

On October 1, 2019, the Company’s President and Chief Executive Officer (“CEO”) tendered his resignation effective October 25, 2019. In connection with the CEO’s departure, unvested stock awards will be forfeited. Previously recognized compensation expense of $2.3 million will be reversed in the fourth quarter of 2019, the period of forfeiture. The CEO is not entitled to severance payments based on terms of his departure.

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

Executive Overview

The Company conducts its business activities in two reportable segments: The Material Handling Segment and the Distribution Segment. The former Brazil Business, which was sold in December 2017, and the former Lawn and Garden business, which was sold in February 2015, are classified as discontinued operations in all periods presented.

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

Results of Operations:

Comparison of the Quarter Ended September 30, 2019 to the Quarter Ended September 30, 2018

Net Sales:

(dollars in millions)	Quarter Ended September 30,
Segment	2019	2018	Change	% Change
Material Handling	$84.1	$97.7	$(13.6)	(14)%
Distribution	41.4	37.5	3.9	10%
Inter-company sales	—	—	—
Total net sales	$125.5	$135.2	$(9.7)	(7)%

Net sales for the quarter ended September 30, 2019 were $125.5 million, a decrease of $9.7 million or 7% compared to the quarter ended September 30, 2018. Net sales were negatively impacted by lower volume, primarily in the Material Handling Segment, of $12.0 million and the effect of unfavorable currency translation of $0.1 million, and were partially offset by $2.4 million of incremental sales due to the Tuffy acquisition on August 26, 2019. Tuffy’s annual sales are approximately $20 million.

Net sales in the Material Handling Segment decreased $13.6 million or 14% for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018. The decrease in net sales was due to lower volume of $13.4 million, lower pricing of $0.1 million and the effect of unfavorable foreign currency translation of $0.1 million. The lower volume was primarily due to declines in the food and beverage market and the industrial market.

Net sales in the Distribution Segment increased $3.9 million or 10% for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018, primarily the result of higher volume of $1.4 million, higher pricing of $0.1 million and $2.4 million of incremental sales due to the Tuffy acquisition.

Cost of Sales & Gross Profit:

	Quarter Ended September 30,
(dollars in millions)	2019	2018	Change	% Change
Cost of sales	$85.9	$93.1	$(7.2)	(8)%
Gross profit	$39.6	$42.1	$(2.5)	(6)%
Gross profit as a percentage of sales	31.5%	31.1%

Gross profit margin increased to 31.5% in the quarter ended September 30, 2019 compared to 31.1% for the quarter ended September 30, 2018, primarily due to lower commodity raw material costs. This was partially offset by the $3.5 million charge in the Material Handling Segment for estimated replacement costs of certain defective boxes as discussed in Note 8.

Selling, General and Administrative Expenses:

	Quarter Ended September 30,
(dollars in millions)	2019	2018	Change	% Change
SG&A expenses	$31.5	$34.4	$(2.9)	(8)%
SG&A expenses as a percentage of sales	25.1%	25.4%

Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2019 were $31.5 million, a decrease of $2.9 million or 8% compared to the same period in the prior year. SG&A expenses in the third quarter 2019 were impacted primarily by lower compensation and benefit costs of $2.5 million, which includes lower incentive compensation within Material Handling and Corporate and savings from the Distribution Transformation Plan described below, lower legal and professional fees of $0.5 million and lower depreciation and amortization of $0.3 million. This was partially offset by $0.5 million of costs related to the acquisition of Tuffy. The Company expects additional SG&A benefit of $2.3 million in the fourth quarter of 2019 related to forfeiture of stock awards due to the resignation of the Company’s President and Chief Executive Officer (“CEO”) in October 2019.

Restructuring:

As discussed in Note 6, the Company has implemented various restructuring programs.

The Ameri-Kart Plan was announced during the first quarter of 2019 and is expected to be substantially completed in the first half of 2020. No costs were incurred during the quarter ended September 30, 2019 related to the Ameri-Kart Plan. As previously announced, the Company expects annualized benefits of approximately $1.5 million upon completion.

The Distribution Transformation Plan was announced during the first quarter of 2019 and is expected to be substantially completed by the end of 2019. No significant amounts were recognized in connection with the Distribution Transformation Plan during the quarter ended September 30, 2019. As previously announced, the Company expects annualized benefits of $5 to $7 million after 2019.

The Material Handling Plan was initiated in the first quarter of 2017 and is completed.

Other Expenses:

During the quarter ended September 30, 2018, the Company recorded a provision for expected loss of $23.0 million as a result of the uncertainty regarding the ability to collect on the notes receivable and corresponding accrued interest from the sale of the Lawn and Garden business, as discussed in Note 5. During the quarter ended September 30, 2018, the Company also recorded a charge of $10.3 million related to the Company’s estimate of its obligation under the lease guarantee on one of HC’s facilities, as discussed in Note 13.

Net Interest Expense:

	Quarter Ended September 30,
(dollars in millions)	2019	2018	Change	% Change
Net interest expense	$1.0	$0.9	$0.1	11%
Average outstanding borrowings, net	$78.0	$79.2	$(1.2)	(2)%
Weighted-average borrowing rate	6.28%	6.55%

Net interest expense for the quarter ended September 30, 2019 was $1.0 million, an increase of $0.1 million, or 11%, compared with $0.9 million for the quarter ended September 30, 2018. The higher net interest expense was due primarily to lower interest income in the current year. The lower interest income was driven by the Company no longer recognizing interest income on the notes receivable from the sale of the Lawn and Garden business as of September 30, 2018 as discussed in Note 5.

Income Taxes:

	Quarter Ended September 30,
(dollars in millions)	2019	2018
Income from continuing operations before income taxes	$7.1	$(26.7)
Income tax expense	$1.8	$(5.6)
Effective tax rate	26.2%	20.9%

The Company’s effective tax rate was 26.2% for the quarter ended September 30, 2019, compared to 20.9% for the quarter ended September 30, 2018. The effective tax rate was higher in 2019 primarily due to the lower rate on the tax benefit on the provision for expected loss on the note receivable and lease guarantee liability recorded in the third quarter of 2018 related to HC as discussed in Note 5 and Note 13.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Net Sales:

(dollars in millions)	Nine Months Ended September 30,
Segment	2019	2018	Change	% Change
Material Handling	$283.0	$317.6	$(34.6)	(11)%
Distribution	115.9	110.8	5.1	5%
Inter-company elimination	—	(0.1)	0.1
Total net sales	$398.9	$428.3	$(29.4)	(7)%

Net sales for the nine months ended September 30, 2019 were $398.9 million, a decrease of $29.4 million or 7% compared to the nine months ended September 30, 2018. Net sales were negatively impacted by lower volume of $33.0 million and the effect of unfavorable currency translation of $1.0 million, and were partially offset by higher pricing of approximately $2.2 million and $2.4 million of incremental sales due to the Tuffy acquisition on August 26, 2019. Tuffy’s annual sales are approximately $20 million.

Net sales in the Material Handling Segment decreased $34.6 million or 11% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in net sales was due to lower volume of $35.6 million and the effect of unfavorable foreign currency translation of $1.0 million, partially offset by higher pricing of approximately $2.0 million. Volume was lower primarily due to declines in the food and beverage market and the vehicle market (mainly in the recreational vehicle market).

Net sales in the Distribution Segment increased $5.1 million or 5% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily the result of higher volume of $2.5 million, $2.4 million of incremental sales due to the Tuffy acquisition and higher pricing of $0.2 million.

Cost of Sales & Gross Profit:

	Nine Months Ended September 30,
(dollars in millions)	2019	2018	Change	% Change
Cost of sales	$266.8	$291.2	$(24.4)	(8)%
Gross profit	$132.1	$137.2	$(5.1)	(4)%
Gross profit as a percentage of sales	33.1%	32.0%

Gross profit margin increased to 33.1% in the nine months ended September 30, 2019 compared to 32.0% for the nine months ended September 30, 2018, primarily due to lower commodity raw material costs and higher pricing of $2.0 million in the Material Handling Segment. This was partially offset by the $3.5 million charge for estimated replacement costs of certain defective boxes as discussed in Note 8 and unfavorable changes in product mix in the Material Handling Segment.

Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
(dollars in millions)	2019	2018	Change	% Change
SG&A expenses	$102.8	$104.4	$(1.6)	(2)%
SG&A expenses as a percentage of sales	25.8%	24.4%

SG&A expenses for the nine months ended September 30, 2019 were $102.8 million, a decrease of $1.6 million or 2% compared to the same period in the prior year.  SG&A expenses in 2019 include a $4.0 million charge related to the environmental contingencies discussed in Note 13 and restructuring costs of $0.9 million incurred in the current year related to the Distribution Transformation Plan. This was more than offset by lower compensation and benefit costs of $4.4 million, which includes lower incentive compensation within Material Handling and Corporate and savings from the Distribution Transformation Plan described below, as well as lower freight costs of $1.2 million and lower depreciation and amortization of $0.8 million. The Company expects additional SG&A benefit of $2.3 million in the fourth quarter of 2019 related to forfeiture of stock awards due to the resignation of the CEO in October 2019.

Restructuring:

As discussed in Note 6, the Company has implemented various restructuring programs.

The Ameri-Kart Plan was announced during the first quarter of 2019 and is expected to be substantially completed in the first half of 2020. No costs were incurred during the nine months ended September 30, 2019 related to the Ameri-Kart Plan. As previously announced, the Company expects annualized benefits of approximately $1.5 million upon completion.

The Distribution Transformation Plan was announced during the first quarter of 2019 and is expected to be substantially completed by the end of 2019. The Company incurred $0.9 million of restructuring costs in connection with the Distribution Transformation Plan during the nine months ended September 30, 2019. As previously announced, the Company expects annualized benefits of $5 to $7 million after 2019.

The Material Handling Plan was initiated in the first quarter of 2017 and is completed. No costs were incurred during the nine months ended September 30, 2019 compared to $0.1 million of restructuring costs incurred in connection with the Material Handling Plan during the nine months ended September 30, 2018.

Impairment Charges:

During the nine months ended September 30, 2019, the Company recognized an impairment charge of $0.9 million compared to $0.3 million in the prior year. The impairment in 2019 primarily related to a facility that was previously closed in connection with the Material Handling Plan and reclassified as held for sale during the first quarter of 2019, as discussed in Note 6.

Other Expenses:

During the quarter ended September 30, 2018, the Company recorded a provision for expected loss of $23.0 million as a result of the uncertainty regarding the ability to collect on the notes receivable and corresponding accrued interest from the sale of the Lawn and Garden business, as discussed in Note 5. During the quarter ended September 30, 2018, the Company also recorded a charge of $10.3 million related to the Company’s estimate of its obligation under the lease guarantee on one of HC’s facilities, as discussed in Note 13.

Net Interest Expense:

	Nine Months Ended September 30,
(dollars in millions)	2019	2018	Change	% Change
Net interest expense	$3.1	$3.8	$(0.7)	(18)%
Average outstanding borrowings, net	$78.0	$115.8	$(37.8)	(33)%
Weighted-average borrowing rate	6.26%	5.70%

Net interest expense for the nine months ended September 30, 2019 was $3.1 million, a decrease of $0.7 million, or 18%, compared with $3.8 million during the nine months ended September 30, 2018. The lower interest expense was due primarily to the lower average outstanding borrowings during the nine months ended September 30, 2019 as compared to the same period in 2018. The lower borrowings were driven by cash flow from operations and the proceeds generated by the public equity offering completed in the second quarter of 2018.

Income Taxes:

	Nine Months Ended September 30,
(dollars in millions)	2019	2018
Income from continuing operations before income taxes	$25.4	$(4.5)
Income tax expense	$6.9	$0.2
Effective tax rate	27.3%	(5.1%)

The Company’s effective tax rate was 27.3% for the nine months ended September 30, 2019, compared to (5.1%) for the nine months ended September 30, 2018. The effective tax rate was higher in 2019 primarily due to the lower rate on the tax benefit on the provision for expected loss on the note receivable and lease guarantee liability recorded in the third quarter of 2018 related to HC as discussed in Note 5 and Note 13.

Discontinued Operations:

Income from discontinued operations, net of income taxes was $0.1 million for the nine months ended September 30, 2019 compared to a loss of $0.9 million for the nine months ended September 30, 2018. The loss in 2018 related to a charge of $0.9 million, net of tax of $0.3 million, as a result of agreement on the material terms of a settlement with the L&G Buyer related to the indemnification claims discussed in Note 13.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash generated from its operating and financing activities. The cash flows from operating activities are driven primarily by results of operations and changes in its working capital requirements, which is supplemented by use of its current credit facilities. In addition, the Company completed a public equity offering in the second quarter of 2018 that generated $79.5 million of net proceeds. The Company used a portion of the net proceeds received from the offering to repay a portion of its outstanding indebtedness during the second quarter of 2018 and intends to use the remaining proceeds to fund the growth of the business, including selective acquisitions, and for other general corporate purposes.

The Company believes that cash flows from operations and available borrowing under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities from continuing operations was $39.5 million for the nine months ended September 30, 2019, compared to $41.1 million in the same period in 2018. The decrease was primarily due to changes in working capital of $2.7 million, which was primarily driven by a higher variable compensation payout.

Net cash provided by operating activities from discontinued operations was $7.3 million in 2019 and resulted from the remaining receipt of the tax benefit from the worthless stock deduction related to the Brazil Business (see Note 5). Net cash flows provided by discontinued operations in 2018 resulted from the partial receipt of the tax benefit from the worthless stock deduction related to the Brazil Business. The worthless stock deduction allowed the Company to reduce its estimated federal tax payments in 2018 by $4.3 million. This was partially offset by the payment of expenses related to the sale of the Brazil Business and the payment of the settlement with the L&G Buyer.

Investing Activities

Net cash used by investing activities of continuing operations was $16.2 million for the nine months ended September 30, 2019 compared to cash used of $0.9 million for the nine months ended September 30, 2018. In August 2019, the Company paid $18.0 million to acquire Tuffy as discussed in Note 3. The preliminary estimated working capital adjustment of $0.6 million has not been paid as of September 30, 2019. Capital expenditures were $5.7 million and $3.6 million for the nine months ended September 30, 2019 and 2018, respectively. Full year 2019 capital expenditures are expected to be approximately $10 million. Proceeds from the sale of fixed assets were $7.5 million in 2019, substantially all of which was derived from the sale of two buildings previously classified as held for sale, as discussed in Note 4 and Note 6. Proceeds from the sale of fixed assets were $2.6 million in 2018, which were primarily due to the sale and leaseback of the distribution center in Pomona, California, as discussed in Note 17.

Financing Activities

The Company received net proceeds of $79.5 million from the public offering of common stock in 2018. Net payments on the credit facility were $74.6 million for the nine months ended September 30, 2018.  There were no net payments or borrowings on the credit facility for the nine months ended September 30, 2019. The Company used cash to pay dividends of $14.5 million and $13.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Credit Sources

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement replaced the pre-existing $300 million senior revolving credit facility with a $200 million facility and extended the term from December 2018 to March 2022.  The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. At September 30, 2019, $78 million of the Notes were outstanding.

Total debt outstanding at September 30, 2019 was $77.1 million, net of $0.9 million of deferred financing costs, compared with $76.8 million, net of $1.2 million of deferred financing costs, at December 31, 2018. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of September 30, 2019, the Company had $5.8 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business and there was $194.2 million available under our Loan Agreement.

As of September 30, 2019, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended September 30, 2019 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	14.55
Leverage Ratio	3.25 to 1 (maximum)	1.18

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. As of September 30, 2019, the Company has no borrowings outstanding under its floating rate debt.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At September 30, 2019, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2019, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 13, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report, and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s disclosures relating to legal proceedings in Note 13, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report is incorporated into Part II of this report by reference. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plan during the quarter ended September 30, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
7/1/2019 to 7/31/2019	—	$—	5,547,665	2,452,335
8/1/2019 to 8/31/2019	—	—	5,547,665	2,452,335
9/1/2019 to 9/30/2019	—	—	5,547,665	2,452,335

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

Item 6. Exhibits

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 12, 2013.
31.1	Certification of Andrean R. Horton, Interim President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin L. Brackman, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Andrean R. Horton, Interim President and Chief Executive Officer, and Kevin L. Brackman, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

November 5, 2019	/s/ Kevin L. Brackman
Kevin L. Brackman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)