Form 10-K
period 2019-12-31
MYERS INDUSTRIES INC
filed 2020-03-06
CIK 69488

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 28, 2019: $349,734,506

Indicate the number of shares outstanding of registrant’s common stock as of February 28, 2020: 35,719,817 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

As of December 31, 2019, the Company operated eight manufacturing facilities, 13 sales offices, five distribution centers and three distribution branches located throughout North and Central America; and had approximately 1,640 employees.

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

The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and undervehicle service on passenger, heavy truck and off-road vehicles and the manufacturing of tire repair materials and custom rubber products. The product line includes categories such as tire valves and accessories, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment also manufactures and sells permanent and temporary reflective highway marking tape. The Distribution Segment operates domestically through its sales offices and five regional distribution centers in the United States, and in certain foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

On August 26, 2019, the Company acquired the assets of Tuffy Manufacturing Industries, Inc. (“Tuffy”), a warehouse distributor of tire repair equipment and supplies, which is included in the Company’s Distribution Segment. Tuffy’s annual sales are approximately $20 million.

In December 2017, the Company completed the sale of its subsidiaries Myers do Brasil Embalagens Plasticas Ltda. and Plasticos Novel do Nordeste Ltda. (collectively, the “Brazil Business”) to allow the Company to focus resources on its core businesses and additional growth opportunities. The results of the Brazil Business are classified as discontinued operations under Items 6 and 8 of this report.

In 2015, the Company completed the sale of its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”), which is now named HC Companies, Inc. (“HC”). The results for the Lawn and Garden business are also classified as discontinued operations in the Consolidated Statements of Operations under Items 6 and 8 of this report; however, certain matters related to financing and lease guarantees provided by the Company in the transaction are included as part of continuing operations. Refer to Notes 6, 12 and 18 to the consolidated financial statements.

The following table summarizes the key attributes of the business segments for the year ended December 31, 2019:

Material Handling Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$356.4	•	Plastic Reusable Containers &	•	Akro-Mils®	•	Product Design	•	Agriculture
69%		Pallets	•	Jamco™	•	Prototyping	•	Automotive
	•	Plastic Storage &	•	Buckhorn®	•	Product Testing	•	Food Processing
		Organizational Products	•	Ameri-Kart®	•	Material Formulation	•	Food Distribution
	•	Plastic and Metal Carts	•	Scepter™	•	Injection Molding	•	Healthcare
	•	Metal Cabinets			•	Structural Foam Molding	•	Industrial
	•	Custom Products			•	Material Regrind & Recycling	•	Manufacturing
					•	Plastic Blow Molding	•	Retail Distribution
					•	Plastic Rotational Molding	•	Wholesale Distribution
					•	Thermoforming	•	Consumer
					•	Infrared Welding	•	Recreational Vehicle
					•	Metal Forming	•	Marine
					•	Stainless Steel Forming	•	Military
					•	Powder Coating	•	Custom

Distribution Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$159.4	•	Tire Valves & Accessories	•	Myers Tire Supply®	•	Broad Sales Coverage	•	Retail Tire Dealers
31%	•	Tire Changing &	•	Myers Tire Supply	•	Local Sales	•	Truck Tire Dealers
		Balancing Equipment		International	•	Five Strategically Placed	•	Auto Dealers
	•	Lifts & Alignment Equipment	•	Patch Rubber Company®		Distribution Centers	•	Commercial Auto & Truck
	•	Service Equipment	•	Elrick	•	International Distribution		Fleets
	•	Hand Tools	•	Fleetline	•	Personalized Service	•	General Repair & Services
	•	Tire Repair & Retread	•	MTS	•	National Accounts		Facilities
		Equipment & Supplies	•	Phoenix	•	Product Training	•	Tire Retreaders
	•	Brake, Transmission & Allied	•	Seymoure	•	Repair/Service Training	•	Tire Repair
		Service Equipment & Supplies	•	Tuffy	•	New Products/Services	•	Governmental Agencies
	•	Highway Markings	•	Advance Traffic Markings		“Speed to Market”	•	Telecommunications
	•	Industrial Rubber			•	Rubber Mixing	•	Industrial
	•	General Shop Supplies			•	Rubber Compounding	•	Road Construction
	•	Tire Pressure Monitoring System			•	Rubber Calendaring	•	Mining
					•	Tiered Product Offerings

Segments Overview

Material Handling Segment

The Material Handling Segment manufactures highly engineered polymer packaging containers, storage and safety products, and specialty molded parts. The brands within this segment include Buckhorn®, Akro-Mils®, Jamco™, Ameri-Kart®, and Scepter™.

Buckhorn’s reusable containers and pallets are used in closed-loop supply chain systems to help customers improve product protection, increase handling efficiencies, reduce freight costs and eliminate solid waste and disposal costs.  Buckhorn offers products to replace costly single use cardboard boxes, wooden pallets, and steel containers. The product line is among the broadest in the industry and includes injection-molded and structural foam-molded constructions.  Buckhorn’s product lines include hand-held containers used for inventory control, order management and transportation of retail goods; collapsible and fixed-wall bulk transport containers for light and heavy-duty tasks; intermediate bulk containers for the storage and transport of food, liquid, powder, and granular products; plastic pallets; and specialty boxes designed for storage of items such as seed. Buckhorn also produces a wide variety of specialty products for niche applications and custom products designed according to exact customer specifications.

Akro-Mils material handling products provide customers everything they need to store, organize and transport a wide range of goods while increasing overall productivity and profitability.  Serving industrial, commercial and consumer markets, Akro-Mils products range from AkroBins® — the industry’s leading small parts bins — to Super-Size AkroBins, metal panel and bin hanging systems, metal storage cabinet and bin systems, wire shelving systems, plastic and metal transport carts and a wide variety of custom storage and transport products. Akro-Mils products deliver storage and organization solutions in a wide variety of applications, from creating assembly line workstations to organizing medical supplies and retail displays. Emphasis is placed on product bundling and customizing systems to create specific storage and organization configurations for customers’ operations.

Jamco Products is well established in industrial and commercial markets with its wide selection of welded steel service carts, platform trucks, mobile work centers, racks and cabinets for plastic bins, safety cabinets, medical cylinder carts and more. Jamco Products’ strong product offering, relationships with industrial distributors and reputation for quality and service complements Myers Industries’ other Material Handling businesses.

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

Distribution Segment

Our Distribution Segment includes the Myers Tire Supply®, Myers Tire Supply International, Tuffy Manufacturing and Patch Rubber Company® brands.  Within the Distribution Segment we source and manufacture top of the line products for the tire, wheel and undervehicle service industry.

Myers Tire Supply is the largest U.S. distributor and single source for tire, wheel and undervehicle service tools, equipment and supplies. We buy and sell over 10,000 different items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, auto dealerships, tire retreaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their businesses. Myers Tire Supply International further distributes these product offerings in Central America, through its branch offices, and to other foreign countries, through its U.S. export business.

While the needs and composition of our distribution markets constantly change, we adapt and deliver new products and services that are crucial to our customers’ success. The new product pipeline is driven by a thorough understanding of the market and its customers’ needs. Myers Tire Supply in turn works closely with its suppliers to develop innovative products and services to meet these needs.

Patch Rubber Company manufactures one of the most comprehensive lines of tire repair and retreading products in the United States. Service professionals rely on our extensive product selection and quality for safe, cost-effective repairs to passenger, truck and off-road tires. Products include the plug that fills a puncture, the cement that seals the plug, the tire innerliner patch and the final sealing compound. Patch brand repair products maintain a strong position in the tire service markets including sales through the Myers Tire Supply sales network.  Patch Rubber also employs its rubber calendering and compounding expertise to create a diverse portfolio of products outside of the tire repair market, such as permanent and temporary reflective highway marking tape. Our rubber-based tape and symbols provide the durability and brightness that construction professionals demand to replace paint for marking road repair, intersections and hazardous areas.

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

Competition

Competition in our Material Handling Segment is substantial and varied in form and size from manufacturers of similar products to those of other products which can be substituted for products produced by the Company. In general, most direct competitors with the Company’s brands are private entities. Myers Industries maintains strong brand presence and market positions in the niche sectors of the markets it serves. The Company does not command substantial, overall market presence in the broad market sectors.

Competition in our Distribution Segment is generally comprised of small companies, regional players and national auto parts chains where product offerings may overlap. Within the overall tire, wheel and undervehicle service market, Myers Industries is the largest U.S. distributor of tools, equipment and supplies offered based on national coverage.

Customer Dependence

In 2019, 2018 and 2017, there were no customers that accounted for more than ten percent of total net sales from continuing operations. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Employees

As of December 31, 2019, Myers Industries had a total of approximately 1,640 full-time and part-time employees. Of these, approximately 1,115 were employed in the Company’s Material Handling Segment while the Distribution Segment employed approximately 475. The Company’s corporate offices had approximately 50 employees.

As of December 31, 2019, the Company had approximately 140 employees represented by a labor union. The collective bargaining agreement between us and the labor union expires June 2022. We consider our relationship with our employees generally to be satisfactory.

Backlog

The backlog of orders for our operations is estimated to have been approximately $23 million at December 31, 2019 and approximately $47 million at December 31, 2018. Generally, our lead time between customer order and product delivery is less than 90 days, and thus our estimated backlog is substantially expected to be delivered within the succeeding three months. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

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

Our website also contains additional information about our corporate governance policies, including the charters of our standing board committees, as described further under Part II, Item 10 of this Form 10-K. Any of these items are available in print to any shareholder who requests them. Requests should be sent to Corporate Secretary, Myers Industries, Inc., 1293 S. Main Street, Akron, Ohio 44301.

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

Risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements include, but are not limited to:

Significant increase in the cost of raw materials or disruption in the availability of raw materials could adversely affect our financial performance.

Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices. Our primary raw materials include plastic resins, colorants and natural and synthetic rubbers. Plastic resins in particular are subject to substantial short term price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced, as well as other factors. Over the past several years, we have at times experienced rapidly increasing resin prices. The Company’s revenue and profitability may be materially and adversely affected by these price fluctuations.

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

Changes in raw material availability may also occur due to events beyond our control, including natural disasters such as floods, tornadoes and hurricanes. Our specific molding technologies and/or product specifications can limit our ability to timely locate alternative suppliers to produce certain products.

Changes in trade policies could result in new tariffs or other restrictions on products, components or raw materials sourced, directly or indirectly, from foreign countries, which could increase raw material costs and adversely impact profitability. However, as the Company has limited foreign operations and sources the majority of its raw materials domestically, we do not believe new tariffs would have a material impact on our operations.  We also believe that adverse impacts can be mitigated over time through increases in price or sourcing through an alternate supply chain.

Our strategic growth initiatives have inherent risks and may not achieve anticipated benefits.

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

We explore opportunities to acquire businesses that we believe are related to the execution of the Company’s long-term strategies, with a focus on, among other things, asset light business models, flexible operations, and penetration of niche markets. Some of these acquisitions may be material to us. We expect such acquisitions will produce operating results consistent with our other operations and our strategic goals; however, we may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management’s attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

Our results of operations and financial condition could be adversely affected by a downturn in the United States economy or global markets.

We operate in a wide range of regions, primarily North America and Central America. Additionally, some of our end markets are cyclical, and some of our products are a capital expense for our customers. Worldwide and regional business and political conditions and overall strength of the worldwide, regional and local economies, including changes in the economic conditions of the broader markets and in our individual niche markets, could have an adverse effect on one or both of our operating segments.

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

Ongoing industry consolidation continues to create competitors with greater financial and other resources. Competitive pressures may require us to reduce prices and attempt to offset such price reductions with improved operating efficiencies and reduced expenditures, for which options may be limited or unavailable. Additionally, larger competitors may be better positioned to weather prolonged periods of reduced prices, which may incentivize them to reduce prices even when not dictated by market and competitive conditions.

Our operations depend on our ability to maintain continuous, uninterrupted production at our manufacturing facilities, which are subject to physical and other risks that could disrupt production.

We are subject to inherent risks from our diverse manufacturing and distribution activities, including but not limited to product quality, safety, licensing requirements and other regulatory issues, environmental events, loss or impairment of key manufacturing or distribution sites, disruptions in logistics and transportation services, labor disputes and industrial accidents. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, natural disaster or any other reason, whether short or long-term, could have a material adverse effect on our business, financial condition and results of operations.

Unexpected failures of our equipment, machinery and manufacturing processes may also result in production delays, revenue loss and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations. A temporary or long-term business disruption could result in a permanent loss of customers. If this were to occur, our future sales levels, and therefore our profitability, could be materially adversely affected.

We derive a portion of our revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Central America. For the year ended December 31, 2019, international net sales accounted for approximately 8% of our total net sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Changes in technology, regulatory requirements and competitive processes may render certain of our products obsolete or less attractive. Our performance in the future will depend in part on our ability to develop and market new products that will gain customer acceptance and loyalty, as well as our ability to adapt our product offerings and control our costs to meet changing market conditions. Our operating performance would be adversely affected if we were to incur delays in developing new products or if such products did not gain market acceptance. There can be no assurance that existing or future products will be sufficiently successful to enable us to effectively compete in our markets or, should new product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products that render our products noncompetitive.

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

The Company’s ability to make payments on or refinance our indebtedness, fund planned capital expenditures, finance acquisitions and pay dividends depends on our ability to continue to generate sufficient cash flow and retain access to credit financing. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot provide assurance that our business will continue to generate sufficient cash flow from operating activities or that future borrowings will be available to us in amounts sufficient to enable us to service debt, make necessary capital expenditures or fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot ensure that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Our current credit facilities require us to maintain specified financial ratios, and our ability to satisfy those requirements may be affected by events beyond our control. A breach of any of those financial ratio covenants or other covenants could result in a default and upon such a default the lenders could elect to declare the applicable outstanding indebtedness immediately due and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.

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

Our information technology systems may experience an interruption or a breach in security.

We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. Such systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks, unauthorized intrusion, and other events, any of which could interrupt our business operations. While we have implemented security measures designed to prevent and mitigate the risk of breaches, information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cybersecurity attacks. A failure in or a breach of security in our information technology systems could expose us, our customers and our suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could negatively affect our reputation, competitive position, business, results of operations or cash flows. Furthermore, because the techniques used to carry out cybersecurity attacks change frequently and in many instances are not recognized until after they are used against a target, we may be unable to anticipate these changes or implement adequate preventative measures.

Changes in privacy laws, regulations and standards may cause our business to suffer.

Personal privacy and data security have become significant issues in the United States and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted and may in the future adopt, laws and regulations affecting data privacy which may require us to incur significant compliance costs. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, rules and regulations could result in significant cost and liability to us, damage our reputation, inhibit our sales and adversely affect our business.

Future claims, litigation and regulatory actions could adversely affect our financial condition and our ability to conduct our business.

The nature of our business exposes us, from time to time, to breach of contract, warranty or recall claims, claims for negligence, or product liability, strict liability, personal injury or property damage claims. We strive to ensure that our products comply with applicable government regulatory standards and internal requirements and that our products perform effectively and safely; however, customers from time to time could claim that our products do not meet contractual requirements, and users could be harmed by use or misuse of our products. This could give rise to breach of contract, warranty or recall claims, claims for negligence, product liability, strict liability, personal injury or property damage. Such claims can be expensive to defend or address and may divert the attention of management for significant time periods. While we currently maintain what we believe to be suitable and adequate product liability insurance coverage, such coverage may not be available or adequate in all circumstances and claims may increase the cost of such insurance coverage. In addition, claims may arise related to patent infringement, environmental liabilities, distributor terminations, commercial contracts, antitrust or competition law, employment law and employee benefits issues and other regulatory matters. While we have in place processes and policies to mitigate these risks and to investigate and address such claims as they arise, we cannot predict the underlying costs to defend or resolve such claims.

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

As more fully described in Note 12 to the consolidated financial statements, we are a potentially responsible party (“PRP”) in an environmental proceeding and remediation matter in which substantial amounts may be involved. It is possible that adjustments to reserved expenses will be necessary as new information is obtained, including after EPA approval of the work plan for the remedial investigation and feasibility study (“RI/FS”), which is anticipated to occur in 2020. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, we have not accrued for such remediation costs as we are unable to estimate the liability at this time. Additionally, we are party to a consent decree regarding another location pursuant to which we are required to contribute to the costs of the remediation project.

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

Our business operations could be adversely affected if we lose key employees or members of our senior management team.

Our success depends to a significant degree upon the continued contributions of our key employees and senior management team. Our senior management team has extensive marketing, sales, manufacturing, finance and engineering experience which we believe is instrumental to our continued success. Our future success will depend, in part, on our ability to attract and retain qualified personnel who have experience in the application of our products and are knowledgeable about our business, markets and products. We cannot assure that we will be able to retain our existing senior management personnel or other key employees or attract additional qualified personnel when needed, and we may modify our management structure from time to time or reduce our overall workforce, which may create marketing, operational and other business risks. The loss of key employees or executive officers in the future could adversely impact our business and operations, including our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.

Unforeseen events, including natural disasters, unusual or severe weather events and patterns, public health crises, and other catastrophic events may negatively impact our economic condition.

Future events may occur that would adversely affect our business. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, a material adverse change in our relationship with significant customers, natural disasters, unusual or severe weather events or patterns, public health crises, or other catastrophic events beyond our control. Any of these events may adversely affect our financial condition and results of operations, whether by disrupting our operations or critical systems, adversely affecting the facilities of our suppliers, or other third-party providers, or customers. Moreover, these types of events could negatively impact customer spending or trends in our end markets in impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, in December 2019, a strain of coronavirus first surfaced in Wuhan, China, and has spread to other areas of the world. While the primary regions in which we source and sell are largely unaffected at this point, the extent to which the coronavirus may affect our business is uncertain.

Equity Ownership Concentration

Based solely on the Schedule 13D filed on July 19, 2019, by Mario J. Gabelli, Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Teton Advisors, Inc., Gabelli Foundation, Inc., GGCP, Inc., GAMCO Investors, Inc., Associated Capital Group, Inc. and Gabelli & Company Investment Advisors, Inc., (collectively, the “Gamco Group”), for which the Company disclaims any responsibility for accuracy, the Gamco Group beneficially owned 6,857,255 shares of our common stock, which represented approximately 19.2% of the 35,710,934 shares outstanding at December 31, 2019.

Based solely Amendment No. 12 of the Schedule 13G filed on  February 4, 2020, by Blackrock, Inc., (“Blackrock”), for which the Company disclaims any responsibility for accuracy, Blackrock beneficially owned 5,587,513 shares of our common stock, which represented approximately 15.6% of the 35,710,934 shares outstanding at December 31, 2019.

Individually or combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.

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

Exposure to additional tax liabilities could affect our financial performance.

The Company’s 2017. U.S. Federal tax return is currently under audit by the IRS. The Company regularly assesses the likely outcome of the audit in order to determine the appropriateness of its tax provision, however, there can be no assurance that the Company will accurately predict the outcome of the audit and the amounts ultimately paid upon resolution of the audit could be materially different from the amounts previously included in the Company’s income tax expense and therefore could have a material impact on its tax provision, net income and cash flows.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth certain information with respect to properties owned by the Company as of December 31, 2019:

	Distribution
Location	Approximate Floor Space (Square Feet)	Approximate Land Area (Acres)	Use
Akron, Ohio	129,000	8	Headquarters and distribution center
Akron, Ohio	67,000	5	Administration and warehousing

	Manufacturing
Miami, Oklahoma	330,000	16	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Bristol, Indiana *	185,000	12	Manufacturing and distribution
Roanoke Rapids, North Carolina	172,000	20	Manufacturing and distribution
Scarborough, Ontario	170,000	8	Manufacturing and distribution

* Classified as held for sale at December 31, 2019 and scheduled for consolidation into a new facility in 2020.

The following table sets forth certain information with respect to facilities leased by the Company as of December 31, 2019:

	Manufacturing & Distribution
Location	Approximate Floor Space (Square Feet)	Expiration Date of Lease	Use
Cassopolis, Michigan *	210,000	December 2020	Manufacturing and distribution
South Beloit, Illinois	160,000	September 2020	Manufacturing and distribution
Southaven, Mississippi	56,000	September 2023	Distribution center
Cuyahoga Falls, Ohio	45,000	August 2020	Distribution center
Salt Lake City, Utah	30,000	October 2023	Distribution center
Milford, Ohio	12,000	December 2023	Administration and sales
Pomona, California	18,000	February 2028	Sales and distribution center

* Scheduled for consolidation into a new facility in 2020.

The Company also leases facilities for its sales offices and sales branches in the United States and Central America which, in the aggregate, amount to approximately 31,000 square feet of warehouse and office space. All of these locations are used by the Distribution Segment.

In March 2019, the Company announced plans to consolidate manufacturing operations of its Ameri-Kart Corp. subsidiary, which includes the owned facility in Bristol, Indiana and the leased facility in Cassopolis, Michigan. In December 2019, the Company provided notice to terminate its lease of the Cassopolis, Michigan facility effective December 2020 and signed agreements for the 15-year lease of a new Bristol facility and the sale of its existing Bristol facility. The lease of the new Bristol facility and the sale of the existing Bristol facility both become effective when the new facility is substantially complete, which is expected to be in the second half of 2020. The new Bristol facility is expected to be approximately 233,000 square feet and to be designed to better meet the Company’s manufacturing and distribution needs.

The Company believes that all of its properties, machinery and equipment generally are well maintained and adequate for the purposes for which they are used.

ITEM 3.	Legal Proceedings

The Company is a defendant in various lawsuits and a party to various other legal proceedings arising in the ordinary course of business, some of which are covered in whole or in part by insurance. When a loss arising from these matters is probable and can reasonably be estimated, the most likely amount of the estimated probable loss is recorded, or if a range of probable loss can be estimated and no amount within the range is a better estimate than any other amount, the minimum amount in the range is recorded. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised, if necessary.

Based on currently available information, management believes that the ultimate outcome of these matters, including those described specifically below, will not have a material adverse effect on our financial position, cash flows or overall trends in our results of operations. However, these matters are subject to inherent uncertainties. If new information becomes available or an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations in the period in which such change in estimate occurs or in future periods.

For information relating to the New Idria Mercury Mine EPA matter, the New Almaden Mine environmental matter, the Lawn and Garden indemnification claim settlement, and the Scepter patent infringement litigation matter, see Note 12, Contingencies, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol MYE. The approximate number of shareholders of record at December 31, 2019 was 966. Dividends for the last two years were:

Quarter Ended	2019	2018
March 31	$0.135	$0.135
June 30	0.135	0.135
September 30	0.135	0.135
December 31	0.135	0.135

Purchases of equity securities by the issuer

The following table presents information regarding the Company’s stock repurchase plan during the three months ended December 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/2019 to 10/31/2019	—	$—	5,547,665	2,452,335
11/1/2019 to 11/30/2019	—	—	5,547,665	2,452,335
12/1/2019 to 12/31/2019	—	—	5,547,665	2,452,335

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

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2019

The chart below compares the Company’s cumulative total shareholder return for the five years ended December 31, 2019, to that of the Standard & Poor’s 500 Index – Total Return and the Russell 2000 Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100 on December 31, 2014.

	2014	2015	2016	2017	2018	2019
Myers Industries Inc.
Annual Return %		(21.65)	11.74	40.72	(20.39)	13.84
Cum $	100.00	78.35	87.55	123.21	98.09	111.66
S&P 500 Index - Total Return
Annual Return %		1.38	11.96	21.83	(4.38)	31.49
Cum $	100.00	101.38	113.51	138.29	132.23	173.86
Russell 2000 Index
Annual Return %		(4.41)	21.31	14.65	(11.01)	25.52
Cum $	100.00	95.59	115.95	132.94	118.30	148.49

ITEM 6.	Selected Financial Data

Thousands of Dollars, Except Per Share Data

	2019	2018	2017	2016	2015
Operations for the Year
Net sales	$515,698	$566,735	$547,043	$534,379	$571,020
Gross profit	171,312	179,293	157,453	161,898	175,862
Operating income (1)	37,266	6,327	24,888	27,362	34,517
Income (loss) from continuing operations (1)	24,215	(1,648)	10,844	11,324	17,471

Financial Position — At Year End
Cash	$75,527	$58,894	$2,520	$2,404	$2,353
Current assets other than cash	109,515	123,961	147,492	138,747	152,188
Current liabilities	82,625	97,423	98,653	79,312	117,045
Working capital	$102,417	$85,432	$51,359	$61,839	$37,496

Property, plant and equipment, net	$54,964	$65,460	$83,904	$106,266	$122,501
Right of use asset - operating leases (2)	5,901	—	—	—	—
Total assets (3)	353,139	348,645	355,942	381,684	429,024
Long term debt - current portion (3)	—	—	—	—	—
Long term debt net of current portion (3) (4)	77,176	76,790	151,036	189,522	191,881
Operating lease liability - short term (2)	2,057	—	—	—	—
Operating lease liability - long term (2)	4,074	—	—	—	—
Shareholders' equity (4)	166,682	154,638	93,752	93,033	97,703

Share Data
Weighted average common shares outstanding basic	35,491,958	33,426,855	30,222,289	29,750,378	30,616,485
Weighted average common shares outstanding diluted	35,653,147	33,426,855	30,562,646	29,967,912	30,943,693
Income (loss) per common share from continuing operations:
Basic	$0.68	$(0.05)	$0.36	$0.38	$0.57
Diluted	$0.68	$(0.05)	$0.35	$0.38	$0.56
Dividends declared per Common Share	$0.54	$0.54	$0.54	$0.54	$0.54

(1)

Balances for 2018 includes $33.3 million of other expenses related to the impairment of promissory notes receivable and the estimated value of a lease guarantee, both resulting from the 2015 sale of the Company’s Lawn & Garden business; see Note 6, 12 and 18 to the consolidated financial statements.

(2)

ASU 2016-02, which recognizes right-of-use assets and lease liabilities on the balance sheet was adopted effective January 1, 2019, using the optional transition method. See Note 1 to the consolidated financial statements.

(3)	ASU 2015-03, which changes the balance sheet presentation of unamortized debt issuance costs to reduce the carrying value of the corresponding debt was retrospectively adopted in 2016.
(4)	In May 2018 the Company completed a public equity offering that generated $79.5 million of net proceeds, which was primarily used to repay a portion of its outstanding debt during 2018.
(5)	Information for 2016 and 2015 have been adjusted to reflect discontinued operations presentation. See Note 6 to the consolidated financial statements.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Results of Operations: 2019 Compared with 2018

Net Sales:

(dollars in millions)	Year Ended December 31,
Segment	2019	2018	Change	% Change
Material Handling	$356.4	$417.2	$(60.8)	(15)%
Distribution	159.4	149.6	9.8	7%
Inter-company elimination	(0.1)	(0.1)	—
Total net sales	$515.7	$566.7	$(51.0)	(9)%

Net sales for the year ended December 31, 2019 were $515.7 million, a decrease of $51.0 million or 9% compared to the prior year. Net sales were negatively impacted by lower volume of $58.3 million and the effect of unfavorable currency translation of $1.0 million, and were partially offset by higher pricing of approximately $1.1 million and $7.2 million of incremental sales due to the Tuffy acquisition on August 26, 2019. Tuffy’s annual sales are approximately $20 million.

Net sales in the Material Handling Segment decreased $60.8 million or 15% for the year ended December 31, 2019 compared to the prior year. The decrease in net sales was due to lower volume of $60.6 million and the effect of unfavorable foreign currency translation of $1.0 million, partially offset by higher pricing of approximately $0.8 million. Volume was lower primarily due to declines in the food and beverage market and the vehicle market (mainly in the recreational vehicle market).

Net sales in the Distribution Segment increased $9.8 million or 7% in the year ended December 31, 2019 compared to the prior year as a result of higher volume of $2.3 million, $7.2 million of incremental sales due to the Tuffy acquisition and higher pricing of $0.3 million.

Cost of Sales & Gross Profit:

	Year Ended December 31,
(dollars in millions)	2019	2018	Change	% Change
Cost of sales	$344.4	$387.4	$(43.0)	(11)%
Gross profit	$171.3	$179.3	$(8.0)	(4)%
Gross profit as a percentage of sales	33.2%	31.6%

Gross profit margin increased to 33.2% for the year ended December 31, 2019 compared to 31.6% for the same period in 2018, primarily due to lower commodity raw material costs and improved productivity in the Material Handling Segment. This was partially offset by the $3.5 million charge in the Material Handling Segment for estimated replacement costs of certain defective boxes as discussed in Note 9 to the consolidated financial statements. Gross profit margin in the Distribution Segment was consistent for the years ended December 31, 2019 and 2018.

Selling, General and Administrative Expenses:

	Year Ended December 31,
(dollars in millions)	2019	2018	Change	% Change
SG&A expenses	$133.1	$139.3	$(6.2)	(4)%
SG&A expenses as a percentage of sales	25.8%	24.6%

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2019 were $133.1 million, a decrease of $6.2 million or 4% compared to the prior year. SG&A expenses in 2019 were primarily impacted by lower compensation and benefit costs of $6.4 million, which includes lower incentive compensation within Material Handling and Corporate and savings from the Distribution Transformation Plan described below. SG&A expenses were also lower in 2019 due to lower freight costs of $1.3 million and the reversal of $2.0 million of stock compensation expense related to the forfeiture of stock awards due to the resignation of the CEO in October 2019. These costs were partially offset by higher environmental costs in 2019 of $3.8 million as discussed in Note 12 to the consolidated financial statements.

Restructuring:

As discussed in Note 8 to the consolidated financial statements, the Company has implemented various restructuring programs.

The Ameri-Kart Plan to consolidate manufacturing operations was announced during the first quarter of 2019 and is expected to be substantially completed in the second half of 2020. In connection with this plan, the Company plans to commence a new facility lease as described in Note 16 to the consolidated financial statements. No costs were incurred during 2019 related to the Ameri-Kart Plan, and remaining expected costs are $1.1 million. As previously announced, the Company expects annualized benefits of approximately $1.5 million upon completion.

The Distribution Transformation Plan was announced during the first quarter of 2019 and was substantially completed by the end of 2019. The Company incurred $0.9 million of restructuring costs in connection with the Distribution Transformation Plan in 2019. As previously announced, the Company expects annualized benefits of $5 to $7 million after 2019.

The Material Handling Plan was initiated in the first quarter of 2017 and is completed. No costs were incurred during 2019 compared to $0.1 million of restructuring costs incurred in connection with the Material Handling Plan during 2018.

Impairment Charges:

During 2019, the Company recognized an impairment charge of $0.9 million compared to $0.3 million in the prior year. The impairment in 2019 related to a previously-closed facility that was sold in connection with the Material Handling Plan, as discussed in Note 4 to the consolidated financial statements.

Other Expenses:

During the year ended December 31, 2018, the Company recorded a provision for expected loss of $23.0 million as a result of the uncertainty regarding the ability to collect on the promissory notes receivable and corresponding accrued interest from the sale of the Lawn and Garden business, now named HC Companies, Inc. (“HC”), as discussed in Note 6 to the consolidated financial statements. The Company also recorded a charge during 2018 of $10.3 million related to the Company’s estimate of its potential obligation under the lease guarantee on one of HC’s facilities, as discussed in Note 12 to the consolidated financial statements. On January 6, 2020 the Company sold to HC the fully-reserved promissory notes and related accrued interest receivable from HC in exchange for $1.2 million and the release from the lease guarantee, which extended to 2025 and had annual rent of approximately $2 million. At December 31, 2019, the carrying value of the lease guarantee was $10.7 million. The $11.9 million pre-tax gain from the sale of the notes and release of the lease guarantee liability is expected to be included in the Company’s first quarter 2020 results.

Net Interest Expense:

	Year Ended December 31,
(dollars in millions)	2019	2018	Change	% Change
Net interest expense	$4.1	$4.9	$(0.8)	(16)%
Average outstanding borrowings, net	$78.0	$107.1	$(29.1)	(27)%
Weighted-average borrowing rate	6.27%	5.75%

Net interest expense for the year ended December 31, 2018 was $4.1 million compared to $4.9 million during 2018. The lower interest expense was due primarily to the lower average outstanding borrowings during the year ended December 31, 2019 as compared to the same period in 2018. The lower borrowings were driven by cash flow from operations and the proceeds generated by the public equity offering completed in the second quarter of 2018.

Income Taxes:

	Year Ended December 31,
(dollars in millions)	2019	2018
Income from continuing operations before income taxes	$33.2	$1.4
Income tax expense	$9.0	$3.0
Effective tax rate	27.0%	218.7%

The effective tax rate was 27.0% for the year ended December 31, 2019 compared to 218.7% in the prior year. The unusually high rate in 2018 was the result of a lower tax rate on the $33.3 million of charges in Other Expenses than the rate on other pre-tax earnings. Additionally, the 2018 tax rate was impacted by non-deductible expense (primarily compensation-related), additional tax expense of $0.6 million related to an uncertain tax position associated with the U.S. Tax Cuts and Jobs Act (“Tax Act”), and additional tax expense of $0.6 million associated with the unremitted earnings of certain foreign subsidiaries which are no longer deemed to be permanently reinvested.

Financial Condition & Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At December 31, 2019, the Company had $75.5 million of cash, $194.2 million available under the Loan Agreement and outstanding debt with face value of $78.0 million. The Company believes that cash on hand, cash flows from operations and available capacity under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Cash provided by operating activities from continuing operations was $47.0 million and $60.4 million for the years ended December 31, 2019 and 2018, respectively. The decrease in cash provided by continuing operations of $13.4 million during the year ended December 31, 2019 compared to 2018 was primarily due to changes in working capital of $14.7 million, which was primarily driven by lower sales volume and a higher variable compensation payout in 2019.

Net cash provided by operating activities from discontinued operations in 2019 and 2018 primarily related to the receipt of the tax benefit from the worthless stock deduction related to the Brazil Business as described in Note 6 to the consolidated financial statements. Net cash provided by operating activities from discontinued operations in 2018 also included the payment of expenses related to the sale of the Brazil Business and the payment of the settlement with the L&G Buyer.

Investing Activities

In August 2019, the Company paid $18.0 million to acquire Tuffy as discussed in Note 3 to the consolidated financial statements. The preliminary estimated working capital adjustment of $0.7 million has not been paid as of December 31, 2019. Capital expenditures were $10.3 million and $5.1 million for the years ended December 31, 2019 and 2018, respectively. Higher capital spending in 2019 was due to additional investments that were made for new manufacturing equipment focused on growth and productivity improvements. Proceeds from the sale of fixed assets were $7.5 million in 2019, substantially all of which was derived from the sale of two buildings, as discussed in Note 4 to the consolidated financial statements. Proceeds from the sale of fixed assets were $2.6 million in 2018, which were primarily due to the sale and leaseback of the distribution center in Pomona, California, as discussed in Note 16 to the consolidated financial statements.

Financing Activities

The Company received net proceeds of $79.5 million from the public offering of common stock in 2018. Net repayments on the Loan Agreement (defined below) were $74.6 million for the year ended December 31, 2018. There were no net repayments or borrowings on the credit facility in 2019. The Company paid dividends of $19.3 million and $17.9 million in 2019 and 2018, respectively. Other proceeds from the issuance of common stock relate primarily to exercises of stock options issued under the stock incentive plans as described in Note 10 to the consolidated financial statements.

Credit Sources

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement amended the pre-existing senior revolving credit facility’s borrowing limit to $200 million, inclusive of letters of credit, and extended the maturity date from December 2018 to March 2022. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.

The Company also has outstanding Senior Unsecured Notes totaling $78 million with a group of investors pursuant to a note purchase agreement. The series of four notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between January 15, 2021 and 2026. See Note 13 to the consolidated financial statements.

Total debt outstanding at December 31, 2019 was $77.2 million, net of deferred financing costs of $0.8 million, compared with $76.8 million at December 31, 2018. The Company’s Loan Agreement provides available borrowing up to $200 million, reduced for letters of credit issued. As of December 31, 2019, there was $194.2 million available under our Loan Agreement. As of December 31, 2019, the Company had $5.8 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business, including the $2 million provided to the EPA as described in Note 12 to the consolidated financial statements.

As of December 31, 2019, the Company was in compliance with all its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended December 31, 2019 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	14.26
Leverage Ratio	3.25 to 1 (maximum)	1.20

Contractual Obligations

The following summarizes the Company’s estimated future cash outflows from financial contracts and commitments reflecting our current debt structure:

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
		(Amounts in Thousands)
Principal payments on debt	$—	$40,000	$26,000	$12,000	$78,000
Interest	3,895	4,132	2,738	681	11,446
Lease payments	2,304	2,528	1,355	621	6,808
Retirement obligations and other benefits	601	727	618	626	2,572
	$6,800	$47,387	$30,711	$13,928	$98,826

Uncertain tax position liabilities are excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective tax authority cannot be made. As described in Note 16 to the consolidated financial statements, the Company entered into an agreement where a new manufacturing and distribution facility in Bristol, Indiana will be constructed, and when it is substantially complete, the Company will lease that new facility. The total expected future minimum lease payments during the initial term of the lease are approximately $13.5 million and are excluded from the contractual obligations table because the lease agreement has not yet commenced.

Critical Accounting Policies and Estimates

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

Contingencies — In the ordinary course of business, the Company is involved in various legal proceedings and contingencies. When a loss arising from these matters is probable and can reasonably be estimated, the most likely amount of the estimated probable loss is recorded, or if a range of probable loss can be estimated and no amount within the range is a better estimate than any other amount, the minimum amount in the range is recorded. Disclosure of contingent losses is also provided when there is a reasonable possibility that the ultimate loss could exceed the recorded provision or if such probable loss cannot be reasonably estimated.  As additional information becomes available, any potential liability related to these contingent matters is assessed and the estimates are revised, if necessary. The actual resolution of these contingencies may differ from these estimates, and it is possible that future earnings could be affected by changes in estimated outcomes of these contingencies. If a contingency were settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than our estimate, a future credit to income would result. See disclosure of contingencies in Note 12 to the consolidated financial statements.

Income Taxes — In the ordinary course of business there is inherent uncertainty in quantifying certain income tax positions. The Company evaluates uncertain tax positions for all years subject to examination based upon management’s evaluations of the facts, circumstances and information available at the reporting date. Income tax positions must meet a more-likely-than-not recognition threshold at the reporting date to be recognized. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As discussed further in Notes 6 and 14 to the consolidated financial statements, the Company made judgements for tax positions in connection with its December 2017 divestiture of its Brazil Business. In connection with this divestiture, the Company incurred a capital loss of $9.5 million on its investment in the Myers do Brazil business and recorded a deferred tax asset of $2.0 million for this capital loss carryforward. A valuation allowance of $2.0 million is recorded against this deferred tax asset as the recovery of the asset is not more likely than not. The Company also recorded tax benefits within its discontinued operations of approximately $14.3 million through 2018 that were generated as a result of a worthless stock deduction for the Novel do Nordeste business included in this divestiture. Although management believes that the worthless stock deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail.

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

Market Risk and Derivative Financial Instruments

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. As of December 31, 2019, the Company has no borrowings outstanding under its floating rate debt.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Consolidated Statement of Operations. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At December 31, 2019, the Company had no foreign currency arrangements or contracts in place.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2020 expressed an unqualified opinion thereon.

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

Akron, Ohio

March 6, 2020

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2019, 2018, and 2017

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2019	2018	2017
Net sales	$515,698	$566,735	$547,043
Cost of sales	344,386	387,442	389,590
Gross profit	171,312	179,293	157,453
Selling expenses	56,350	59,503	56,614
General and administrative expenses	76,780	79,832	78,889
	133,130	139,335	135,503
(Gain) loss on disposal of fixed assets	—	(8)	(3,482)
Impairment charges	916	308	544
Other expenses	—	33,331	—
Operating income	37,266	6,327	24,888
Interest income	(808)	(1,221)	(1,361)
Interest expense	4,891	6,159	8,653
Interest expense, net	4,083	4,938	7,292
Loss on extinguishment of debt	—	—	1,888
Income from continuing operations before income taxes	33,183	1,389	15,708
Income tax expense	8,968	3,037	4,864
Income (loss) from continuing operations	24,215	(1,648)	10,844
Income (loss) from discontinued operations, net of income tax	118	(1,701)	(20,733)
Net income (loss)	$24,333	$(3,349)	$(9,889)
Income (loss) per common share from continuing operations:
Basic	$0.68	$(0.05)	$0.36
Diluted	$0.68	$(0.05)	$0.35
Income (loss) per common share from discontinued operations:
Basic	$—	$(0.05)	$(0.69)
Diluted	$—	$(0.05)	$(0.68)
Net income (loss) per common share:
Basic	$0.68	$(0.10)	$(0.33)
Diluted	$0.68	$(0.10)	$(0.33)
Dividends declared per share	$0.54	$0.54	$0.54

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2019, 2018, and 2017

(Dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net income (loss)	$24,333	$(3,349)	$(9,889)
Other comprehensive income (loss)
Adoption of ASU 2018-02	—	(315)	—
Foreign currency translation adjustment	1,649	(3,501)	2,391
Reclassification of foreign currency translation adjustment into net income (loss)	—	—	17,201
Pension liability, net of tax expense of $94, $25 and $14, respectively	282	77	41
Total other comprehensive income (loss)	1,931	(3,739)	19,633
Comprehensive income (loss)	$26,264	$(7,088)	$9,744

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2019 and 2018

(Dollars in thousands)

	December 31,	December 31,
	2019	2018
Assets
Current Assets
Cash	$75,527	$58,894
Accounts receivable, less allowances of $1,945 and $2,259, respectively	62,279	72,939
Income tax receivable	142	4,892
Inventories, net	44,260	43,596
Prepaid expenses and other current assets	2,834	2,534
Total Current Assets	185,042	182,855
Property, plant, and equipment, net	54,964	65,460
Right of use asset - operating leases	5,901	—
Goodwill	66,774	59,068
Intangible assets, net	30,754	30,280
Deferred income taxes	5,807	5,270
Other	3,897	5,712
Total Assets	$353,139	$348,645

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$46,867	$60,849
Accrued employee compensation	12,488	16,531
Accrued taxes payable, other than income taxes	1,104	1,403
Accrued interest	1,785	1,939
Other current liabilities	18,324	16,701
Operating lease liability - short-term	2,057	—
Total Current Liabilities	82,625	97,423
Long-term debt	77,176	76,790
Operating lease liability - long-term	4,074	—
Other liabilities	22,582	19,794
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,710,934 and 35,374,121; net of treasury shares of 6,841,523 and 7,178,336, respectively)	21,785	21,547
Additional paid-in capital	296,363	292,558
Accumulated other comprehensive loss	(16,349)	(18,280)
Retained deficit	(135,117)	(141,187)
Total Shareholders’ Equity	166,682	154,638
Total Liabilities and Shareholders’ Equity	$353,139	$348,645

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands, except per share data)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2017	30,019,561	$18,234	$202,033	$(34,174)	$(93,060)	$93,033
Net loss	—	—	—	—	(9,889)	(9,889)
Issuances under option plans	375,292	229	4,167	—	—	4,396
Dividend reinvestment plan	7,625	5	126	—	—	131
Restricted stock vested	130,036	79	(79)	—	—	—
Stock compensation expense	—	—	3,626	—	—	3,626
Shares withheld for employee taxes on equity awards	(36,777)	—	(620)	—	—	(620)
Foreign currency translation adjustment	—	—	—	2,391	—	2,391
Declared dividends - $0.54 per share	—	—	—	—	(16,558)	(16,558)
Pension liability, net of tax of $14	—	—	—	41	—	41
Reclassification of foreign currency translation adjustment into net loss	—	—	—	17,201	—	17,201
Balance at December 31, 2017	30,495,737	18,547	209,253	(14,541)	(119,507)	93,752
Net loss	—	—	—	—	(3,349)	(3,349)
Adoption of ASU 2018-02	—	—	—	(315)	315	—
Issuances under option plans	191,169	117	2,618	—	—	2,735
Dividend reinvestment plan	5,712	4	114	—	—	118
Restricted stock vested	120,142	73	(73)	—	—	—
Stock compensation expense	—	—	4,644	—	—	4,644
Shares withheld for employee taxes on equity awards	(38,639)	—	(714)	—	—	(714)
Foreign currency translation adjustment	—	—	—	(3,501)	—	(3,501)
Declared dividends - $0.54 per share	—	—	—	—	(18,646)	(18,646)
Pension liability, net of tax of $25	—	—	—	77	—	77
Shares issued in public offering, net of equity issuance costs	4,600,000	2,806	76,716	—	—	79,522
Balance at December 31, 2018	35,374,121	21,547	292,558	(18,280)	(141,187)	154,638
Net income	—	—	—	—	24,333	24,333
Adoption of ASU 2016-02	—	—	—	—	905	905
Issuances under option plans	240,499	146	3,061	—	—	3,207
Dividend reinvestment plan	7,619	5	124	—	—	129
Restricted stock vested	142,580	87	(87)	—	—	—
Stock compensation expense	—	—	1,715	—	—	1,715
Shares withheld for employee taxes on equity awards	(53,885)	—	(1,008)	—	—	(1,008)
Foreign currency translation adjustment	—	—	—	1,649	—	1,649
Declared dividends - $0.54 per share	—	—	—	—	(19,168)	(19,168)
Pension liability, net of tax of $94	—	—	—	282	—	282
Balance at December 31, 2019	35,710,934	$21,785	$296,363	$(16,349)	$(135,117)	$166,682

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$24,333	$(3,349)	$(9,889)
Income (loss) from discontinued operations, net of income taxes	118	(1,701)	(20,733)
Income (loss) from continuing operations	24,215	(1,648)	10,844
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities
Depreciation	15,120	17,638	19,952
Amortization	8,463	8,485	8,886
Accelerated depreciation associated with restructuring activities	—	16	1,993
Non-cash stock-based compensation expense	1,715	4,257	3,626
(Gain) loss on disposal of fixed assets	—	(8)	(3,482)
Provision for loss on note receivable	—	23,008	—
Lease guarantee contingency	—	10,323	—
Loss on extinguishment of debt	—	—	1,888
Deferred taxes	(922)	(9,450)	(5,663)
Interest income accrued on note receivable	—	(361)	(1,384)
Impairment charges	916	308	544
Other	583	457	256
Payments on performance based compensation	(413)	(1,249)	(1,010)
Other long-term liabilities	3,578	180	723
Cash flows provided by (used for) working capital
Accounts receivable	12,479	4,927	(6,709)
Inventories	2,222	3,151	(1,876)
Prepaid expenses and other current assets	(243)	(353)	2,209
Accounts payable and accrued expenses	(20,687)	713	18,299
Net cash provided by (used for) operating activities - continuing operations	47,026	60,394	49,096
Net cash provided by (used for) operating activities - discontinued operations	7,297	858	(4,633)
Net cash provided by (used for) operating activities	54,323	61,252	44,463
Cash Flows From Investing Activities
Capital expenditures	(10,294)	(5,123)	(5,814)
Acquisition of business	(18,000)	—	—
Proceeds from sale of property, plant and equipment	7,537	2,633	11,058
Net cash provided by (used for) investing activities - continuing operations	(20,757)	(2,490)	5,244
Net cash provided by (used for) investing activities - discontinued operations	—	—	(1,107)
Net cash provided by (used for) investing activities	(20,757)	(2,490)	4,137
Cash Flows From Financing Activities
Net repayments of credit facility	—	(74,557)	(16,474)
Repayments of senior unsecured notes	—	—	(23,798)
Cash dividends paid	(19,316)	(17,862)	(16,341)
Proceeds from issuance of common stock	3,336	2,853	4,527
Proceeds from public offering of common stock, net of equity issuance costs	—	79,522	—
Shares withheld for employee taxes on equity awards	(1,008)	(714)	(620)
Deferred financing costs	—	—	(1,030)
Net cash provided by (used for) financing activities - continuing operations	(16,988)	(10,758)	(53,736)
Net cash provided by (used for) financing activities - discontinued operations	—	—	—
Net cash provided by (used for) financing activities	(16,988)	(10,758)	(53,736)
Foreign exchange rate effect on cash	55	(289)	(208)
Less: Net increase (decrease) in cash classified within discontinued operations	—	—	(5,484)
Net increase in cash and restricted cash	16,633	47,715	140
Cash and restricted cash at January 1	58,894	11,179	11,039
Cash and restricted cash at December 31	$75,527	$58,894	$11,179
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$4,657	$6,236	$8,913
Income taxes	$11,437	$5,539	$5,651

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

During the fourth quarter of 2017, the Company completed the sale of certain subsidiaries in Brazil. As further discussed in Note 6, the results of operations and cash flows of these subsidiaries have been classified as discontinued operations in the consolidated financial statements for all periods presented.

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which created Accounting Standards Codification (“ASC”) Topic 842. Under ASU 2016-02, an entity recognizes right-of-use assets and lease liabilities on its balance sheet, and discloses key information about the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance effective January 1, 2019, using the optional transition method, which required application of the new guidance to only those leases that existed at the date of adoption. The Company elected the “package of practical expedients,” which permitted the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected to apply the guidance at a portfolio level and to use the discount rate corresponding to the remaining lease term at transition. Adoption of the new standard resulted in the recognition of right-of-use assets and lease liabilities of $5.9 million and $6.2 million, respectively, on January 1, 2019. The difference between the right-of-use assets and lease liabilities related primarily to the removal of previously recorded accrued rent balances as a result of recording straight-line rent expense for certain leases. In addition, the adoption resulted in an adjustment to opening retained earnings (deficit) of approximately $0.9 million, net of tax, on January 1, 2019. This cumulative-effect transition adjustment to opening retained earnings (deficit) related to the recognition of the remaining deferred gain on a sale-leaseback transaction that occurred in 2018. The standard did not have a material impact on the Company’s consolidated results of operations or cash flows.

The following tables summarize the impacts of ASC 842 on the Company’s consolidated financial statements:

	For the Year Ended December 31, 2019
	As Reported	Adjustments	Balances Without Adoption of ASC 842
Net sales	$515,698	$—	$515,698
Cost of sales	344,386	—	344,386
Gross profit	171,312	—	171,312
Selling, general and administrative expenses	133,130	(135)	132,995
Impairment charges	916	—	916
Operating income	37,266	135	37,401
Interest expense, net	4,083	—	4,083
Income from continuing operations before income taxes	33,183	135	33,318
Income tax expense	8,968	36	9,004
Income from continuing operations	$24,215	$99	$24,314

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

	As of December 31, 2019
	As Reported	Adjustments	Balances Without Adoption of ASC 842
Assets
Right of use asset - operating leases	$5,901	$(5,901)	$—
Deferred tax asset	5,807	298	6,105

Liabilities
Other current liabilities	$18,324	$230	$18,554
Operating lease liability - short-term	2,057	(2,057)	—
Operating lease liability - long-term	4,074	(4,074)	—
Other liabilities	22,582	1,102	23,684

Shareholders’ Equity
Retained deficit	$(135,117)	$(804)	$(135,921)

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. For the Company, this ASU is effective beginning with the first quarter of 2021. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For the Company, the ASU is effective prospectively beginning with the first quarter of 2020. As the Company has not had and is not in process of implementing significant hosted software arrangements as of December 31, 2019, the adoption of this standard is not expected to have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20). This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For the Company, the ASU is effective retrospectively beginning with the 2020 annual financial statements, but is not applicable to its interim financial statements. Adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. For the Company, the ASU is effective beginning with the first quarter of 2020. Certain disclosures in this ASU are required to be applied on a retrospective basis and others on a prospective basis. Adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.  This ASU eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. For the Company, this ASU is effective for annual and any interim goodwill impairment tests beginning in 2020.  Adoption of this guidance is not expected to have a material impact on its consolidated financial statements unless a goodwill impairment were to occur.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which introduces new guidance for the accounting for credit losses on instruments.  The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade accounts receivable. For the Company, this ASU is effective beginning with the first quarter of 2020. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Translation of Foreign Currencies

All asset and liability accounts of consolidated foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period and income statement items are translated monthly at an average currency exchange rate for the period. The resulting foreign currency translation adjustment is recorded in other comprehensive income (loss) as a separate component of shareholders’ equity.

Fair Value Measurement

Fair value is the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principal market for that asset or liability. Accounting standards prioritize the use of observable inputs in measuring fair value. The level of a fair value measurement is determined entirely by the lowest level input that is significant to the measurement. The three levels are (from highest to lowest):

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 13, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At December 31, 2019 and 2018, the aggregate fair value of the Company’s outstanding fixed rate senior unsecured notes was estimated at $79.0 million and $76.8 million, respectively.

The purchase price allocation associated with the August 26, 2019 acquisition of Tuffy Manufacturing Industries, Inc., as described in Note 3, required fair value measurements using unobservable inputs which are considered Level 3 inputs. The fair value of the acquired intangible assets was determined using the income approach.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. In 2019, there were no customers that accounted for more than ten percent of net sales. Outside of the United States, only customers located in Canada, which account for approximately 4.7% of net sales, are significant to the Company’s operations. In addition, management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company also reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due the Company could be reduced by a material amount. Expense related to bad debts was approximately $0.6 million, $0.7 million and $0.7 million for 2019, 2018 and 2017, respectively, and is recorded within selling expenses in the Consolidated Statements of Operations. Deductions from the allowance for doubtful accounts, net of recoveries, were approximately $0.3 million, $0.5 million and $0.7 million for 2019, 2018 and 2017, respectively.

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

Inventories at December 31 consist of the following:

	December 31,	December 31,
	2019	2018
Finished and in-process products	$32,537	$27,960
Raw materials and supplies	11,723	15,636
	$44,260	$43,596

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $4.4 million and $5.1 million higher than reported at December 31, 2019 and 2018, respectively. Cost of sales decreased by $0.7 million, $0.5 million and $0.1 million in 2019, 2018 and 2017, respectively, as a result of the liquidation of LIFO inventories.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and Equipment	3 to 10 years
Leasehold Improvements	5 to 10 years

The Company’s property, plant and equipment by major asset class at December 31 consists of:

	December 31,	December 31,
	2019	2018
Land	$6,622	$7,017
Buildings and leasehold improvements	43,803	53,821
Machinery and equipment	252,384	253,785
	302,809	314,623
Less allowances for depreciation and amortization	(247,845)	(249,163)
	$54,964	$65,460

Long-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Determination of potential impairment related to assets to be held and used is based upon undiscounted future cash flows resulting from the use and ultimate disposition of the asset and related asset group. For assets held for sale, the amount of potential impairment may be based upon appraisal of the asset, estimated market value of similar assets or estimated cash flow from the disposition of the asset. Refer to Note 4 for discussion of impairment charges.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2017	$(32,342)	$(1,832)	$(34,174)
Other comprehensive income (loss) before reclassifications	2,391	(31)	2,360
Amounts reclassified from accumulated other comprehensive income, net of tax of ($24) (1) (2)	17,201	72	17,273
Net current-period other comprehensive income (loss)	19,592	41	19,633
Balance at December 31, 2017	(12,750)	(1,791)	(14,541)
Other comprehensive income (loss) before reclassifications	(3,501)	14	(3,487)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($21) (1)	—	63	63
Reclassification of stranded tax effects to retained earnings(3)	—	(315)	(315)
Net current-period other comprehensive income (loss)	(3,501)	(238)	(3,739)
Balance at December 31, 2018	(16,251)	(2,029)	(18,280)
Other comprehensive income (loss) before reclassifications	1,649	209	1,858
Amounts reclassified from accumulated other comprehensive income, net of tax of ($24) (1)	—	73	73
Net current-period other comprehensive income (loss)	1,649	282	1,931
Balance at December 31, 2019	$(14,602)	$(1,747)	$(16,349)

(1)

The accumulated other comprehensive income (loss) components related to defined benefit pension plans are included in the computation of net periodic pension cost. See Note 15, Retirement Plans for additional details.

(2)

Cumulative translation adjustment associated with the 2017 sale of the Brazil Business, as further disclosed in Note 6, was realized as part of the loss on disposal included within discontinued operations when the subsidiary was disposed.

(3)	Reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act to retained earnings due to the adoption of ASU 2018-02 during the first quarter of 2018.

Stock Based Compensation

The Company has stock incentive plans that provide for the granting of stock-based compensation to employees and directors. Shares issued for option exercises, restricted stock units and performance units may be either from authorized, but unissued shares or treasury shares. For equity-classified awards, the fair value is determined on the date of the grant and not remeasured. The fair value of restricted stock units and performance units are determined using the closing price of the Company’s common stock on the grant date (Level 1 measurement). The fair value of options are determined using a binomial lattice option pricing model as further described in Note 10, which uses market-based inputs (Level 2 measurement). Expense for all stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally equivalent to the vesting term. Forfeitures result in reversal of previously recognized expenses for unvested shares and are recognized in the period in which the forfeiture occurs.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be received or settled. Any effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period the change is enacted.

Deferred tax assets are reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. The Company evaluates the recovery of its deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

In the ordinary course of business there is inherent uncertainty in quantifying certain income tax positions. The Company evaluates uncertain tax positions for all years subject to examination based upon management’s evaluations of the facts, circumstances and information available at the reporting date. Income tax positions must meet a more-likely-than-not recognition threshold at the reporting date to be recognized. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Cash flows used in investing activities excluded $0.6 million, $1.1 million and $0.6 million of accrued, but unpaid, capital expenditures in 2019, 2018 and 2017, respectively.

2.  Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Year Ended December 31, 2019
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$71,272	$—	$—	$71,272
Vehicle	82,768	—	—	82,768
Food and beverage	68,416	—	—	68,416
Industrial	133,951	—	(58)	133,893
Auto aftermarket	—	159,349	—	159,349
Total net sales	$356,407	$159,349	$(58)	$515,698

	For the Year Ended December 31, 2018
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$78,174	$—	$—	$78,174
Vehicle	95,247	—	—	95,247
Food and beverage	101,610	—	—	101,610
Industrial	142,168	—	(100)	142,068
Auto aftermarket	—	149,636	—	149,636
Total net sales	$417,199	$149,636	$(100)	$566,735

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Consolidated Statements of Financial Position related to revenue recognition include:

	December 31,	December 31,	Statement of Financial Position
	2019	2018	Classification
Returns, discounts and other allowances	$(589)	$(1,169)	Accounts receivable
Right of return asset	312	535	Inventories, net
Customer deposits	(269)	(806)	Other current liabilities
Accrued rebates	(2,349)	(2,559)	Other current liabilities

Sales, value added, and other taxes the Company collects concurrent with revenue from customers are excluded from net sales.  The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer.  Costs for shipments to customers are classified as selling expenses for the Company’s manufacturing businesses and as cost of sales for the Company’s distribution business in the accompanying Consolidated Statements of Operations. The Company incurred costs for shipments to customers of approximately $8.4 million, $9.7 million and $8.2 million in selling expenses for the years ended December 31, 2019, 2018 and 2017, respectively, and $5.9 million, $5.7 million, and $6.0 million in cost of sales for the years ended December 31, 2019, 2018 and 2017, respectively.

Based on the short term nature of contracts described above, the Company does not incur significant contract acquisition costs. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3.  Acquisition

On August 26, 2019, the Company acquired the assets of Tuffy Manufacturing Industries, Inc. (“Tuffy”), a warehouse distributor of tire repair equipment and supplies, which is included in the Company’s Distribution Segment. The Tuffy acquisition aligns with the Company’s strategy to grow in key niche markets and focus on strategic account customers. The purchase price for the acquisition was $18.7 million, which includes a preliminary estimated working capital adjustment of $0.7 million subject to further adjustment based on the final working capital. The Company funded the acquisition using available cash.

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

Assets acquired:
Accounts receivable	$2,105
Inventories	2,662
Prepaid expenses	43
Property, plant and equipment	124
Right of use asset - operating leases	229
Intangible assets	8,400
Goodwill	7,211
Assets acquired	$20,774

Liabilities assumed:
Accounts payable	$1,685
Accrued expenses	162
Operating lease liability - short term	112
Operating lease liability - long term	117
Total liabilities assumed	2,076

Net acquisition cost	$18,698

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

The intangible assets included above consist of the following:

	Fair Value	Weighted Average Estimated Useful Life
Customer relationships	$7,300	7.3 years
Trade name	500	5.0 years
Non-competition agreements	600	5.0 years
Total amortizable intangible assets	$8,400

4.  Assets Held for Sale

As part of its ongoing strategy, the Company continues to evaluate its various real estate holdings and has sold certain facilities. When a facility becomes held for sale, it is evaluated for impairment by comparing the carrying value to the estimated fair value of these buildings (using primarily third party offers considered to be Level 2 inputs), less estimated costs to sell. As a result of holding facilities for sale, the Company recorded impairment charges of $0.9 million, $0.3 million and $0.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, the Company had classified $1.9 million and $4.4 million as buildings held for sale, in Other Assets in the Consolidated Statements of Financial Position. During 2019, 2018 and 2017, the Company sold certain buildings previously held for sale for net proceeds of $7.4 million, $2.3 million and $3.1 million, respectively. The buildings sold during 2019 and 2017 were included in the Company’s Material Handling Segment and the building sold in 2018 was included in the Company’s Distribution Segment.

5.  Goodwill and Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment annually and between annual tests if impairment indicators are present. Such indicators may include, but are not limited to, significant changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base or its businesses, or a material negative change in its relationships with significant customers.

The Company’s annual goodwill impairment assessment as of October 1 for all of its reporting units found no impairment in continuing operations in 2019, 2018 or 2017. During 2019, management performed a qualitative assessment for all of its reporting units. After considering changes to assumptions used in the most recent quantitative annual testing for each reporting unit, including macroeconomic conditions, industry and market considerations, overall financial performance, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in the most recent quantitative annual testing, and other factors, management concluded that it was not more likely than not that the fair values of the reporting units were less than their respective carrying values and, therefore, did not perform a quantitative analysis in 2019. A qualitative analysis was also performed at October 1, 2018 and 2017.

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows:

	Distribution	Material Handling	Total
January 1, 2018	$505	$59,466	$59,971
Foreign currency translation	—	(903)	(903)
January 1, 2019	$505	$58,563	$59,068
Acquisition	7,211	—	7,211
Foreign currency translation	—	495	495
December 31, 2019	$7,716	$59,058	$66,774

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Intangible assets were established in connection with acquisitions. These intangible assets, other than goodwill and certain trade names, are amortized over their estimated useful lives. The Company performed an annual impairment assessment for the indefinite lived trade names as of October 1, 2019, 2018 and 2017. In performing this assessment the Company uses an income approach, based primarily on Level 3 inputs, to estimate the fair value of the trade name. An impairment charge would be recorded if the carrying value of the trade name exceeds the estimated fair value at the date of assessment. Refer to Note 3 for the intangible assets acquired through the Tuffy acquisition during 2019.

Intangible assets at December 31, 2019 and 2018 consisted of the following:

		2019			2018
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade Names - Indefinite Lived		$9,782	$—	$9,782	$9,782	$—	$9,782
Trade Names	4.8	580	(84)	496	80	(45)	35
Customer Relationships	1.7	47,656	(38,096)	9,560	39,521	(31,896)	7,625
Technology	4.6	24,980	(14,624)	10,356	24,980	(12,142)	12,838
Non-competition agreements	4.7	600	(40)	560	—	—	—
Patents	0.0	11,730	(11,730)	—	11,730	(11,730)	—
		$95,328	$(64,574)	$30,754	$86,093	$(55,813)	$30,280

Intangible amortization expense was $8,077, $8,099 and $8,378 in 2019, 2018 and 2017, respectively. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $6,165 in 2020; $3,554 in 2021; $3,554 in 2022; $3,554 in 2023 and $2,366 in 2024.

6.  Disposal of Businesses

On December 18, 2017, the Company, collectively with its wholly owned subsidiary, Myers Holdings Brasil, Ltda. (“Holdings”), completed the sale of its subsidiaries, Myers do Brasil Embalagens Plasticas Ltda. and Plasticos Novel do Nordeste Ltda. (collectively, the “Brazil Business”), to Novel Holdings – Eireli (“Buyer”), an entity controlled by a member of the Brazil Business’ management team.  The divestiture of the Brazil Business allows the Company to focus resources on its core businesses and additional growth opportunities. The Brazil Business is a leading designer and manufacturer of reusable plastic shipping containers, plastic pallets, crates and totes used for closed-loop shipping and storage in Brazil’s automotive, distribution, food, beverage and agriculture industries. The sale of the Brazil Business included manufacturing facilities and offices located in Lauro de Freitas City, Bahia, Brazil; Ibipora, Parana, Brazil; and Jaguarinuna, Brazil. The Brazil Business was part of the Company’s Material Handling Segment.

Pursuant to the terms of the Quota Purchase Agreement by and among the Company, Holdings and Buyer (the “Purchase Agreement”), the Buyer paid a purchase price of one U.S. Dollar to the Company and assumed all liabilities and obligations of the Brazil Business, whether arising prior to or after the closing of the transaction. There are no additional amounts due, or to be settled, under the terms of the Purchase Agreement with the Buyer. The Company recorded a loss on the sale of the Brazil Business during the fourth quarter of 2017 of $35.0 million, which included $1.2 million of cash held by the Brazil Business and approximately $0.3 million of costs to sell. In addition, the Company recorded a U.S. tax benefit of approximately $15 million in 2017 as a result of a worthless stock deduction related to the Company’s investment in the Brazil Business. As a result of the Company’s U.S. Federal income tax filings in 2018, the Company reduced this estimated tax benefit by $0.7 million and recognized this adjustment within net loss from discontinued operations.

The Company agreed to be the guarantor under a factoring arrangement between the Buyer and Banco Alfa de Investimento S.A. until December 31, 2019 for up to $7 million, in the event the Buyer was unable to meet its obligations under this arrangement. The Company also held a first lien against certain machinery and equipment, exercisable only upon default by the Buyer under the guarantee. Based on the nature of the guarantee, as well as the existence of the lien, the Company estimated the fair value of the guarantee was immaterial (based primarily on Level 3 inputs), and did not record a liability and was ultimately not required to make any payments related to this guarantee. This guarantee also created a variable interest in the Brazil Business until its expiration on December 31, 2019. However, based on the terms of the transaction and the fact that the Company had no management involvement or voting interests in the Brazil Business following the sale, the Company did not have any power to direct the significant activities of the Brazil Business, and was not the primary beneficiary.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

On February 17, 2015, the Company sold its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”). The terms of the sale included promissory notes totaling $20 million that were originally set to mature in August 2020 with a 6% interest rate. During the third quarter of 2018, management of the Lawn and Garden business, now named HC Companies, Inc. (“HC”), requested an extension to the maturity of the notes as part of an effort to restructure their debt. Due to uncertainty about the ability to collect on the notes and corresponding accrued interest, the Company recorded a provision for expected loss of $23.0 million within continuing operations to Other Expenses in the Consolidated Statements of Operations during the third quarter of 2018 to fully impair the notes and corresponding interest receivable. The Company also ceased recognizing interest income following the recording of the provision. Prior to the impairment, interest income recognized on the notes receivable was $1.0 million and $1.3 million during the years ended December 31, 2018 and 2017, respectively, based on the stated interest rate. In April 2019, the Company entered into an agreement with HC to amend and restate the notes (“Amended and Restated Notes”). The Amended and Restated Notes maintained the amounts due under the original terms of the notes, including interest, and extended the maturity to August 2022. The agreement to amend and restate the notes did not change management’s assessment of the uncertainty to collect on the notes and they remained fully reserved. As described in Note 18, the Company sold the notes to HC in January 2020 in exchange for $1.2 million and the release of the lease guarantee described in Note 12.

In addition, approximately $8.6 million of the purchase price related to the Lawn and Garden sale was placed in escrow, of which $7.4 million was released to the Company in the second quarter of 2018, pursuant to the terms of a settlement. The Company recorded a pre-tax charge of $1.2 million to discontinued operations in 2018 for the reduction in the escrow receivable.

Summarized selected financial information for discontinued operations for the years ended December 31, 2019, 2018 and 2017 are presented in the following table:

	For the Year Ended December 31,
	2019	2018	2017*
Net sales	$—	$—	$29,976
Cost of sales	—	—	25,359
Selling, general, and administrative	—	1,348	6,748
(Gain) loss on disposal of assets	—	—	(32)
Interest income, net	(174)	—	(286)
Income (loss) from discontinued operations before income tax	174	(1,348)	(36,769)
Income tax expense (benefit)	56	353	(16,036)
Income (loss) from discontinued operations, net of income tax	$118	$(1,701)	$(20,733)

*	Includes Brazil Business operating results through December 18, 2017.

Net cash flows provided by discontinued operations in 2019 and 2018 primarily related to the receipt of the tax benefit from a worthless stock deduction, which was recognized as part of the sale of the Brazil Business. Net cash flows from discontinued operations in 2018 were also partially offset by the payment of expenses related to the sale of the Brazil Business and the payment of the settlement with the L&G Buyer noted above.

7.  Net Income (Loss) Per Common Share

Net income (loss) per common share, as shown on the accompanying Consolidated Statements of Operations, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Year Ended December 31,
	2019	2018	2017
Weighted average common shares outstanding basic	35,491,958	33,426,855	30,222,289
Dilutive effect of stock options and restricted stock	161,189	—	340,357
Weighted average common shares outstanding diluted	35,653,147	33,426,855	30,562,646

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Options to purchase 470,185 and 242,500 shares of common stock that were outstanding at December 31, 2019 and 2017, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares, and were therefore anti-dilutive. Due to the net loss for the year ended December 31, 2018, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

8.  Restructuring

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”) that operates within the Company’s Material Handling Segment. The Company plans to consolidate manufacturing operations currently conducted at Ameri-Kart’s Cassopolis, Michigan and Bristol, Indiana facilities with expanded operations in a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, the Company entered into an agreement where a new manufacturing and distribution facility in Bristol, Indiana will be constructed, and when substantially complete, the Company will lease that new facility and sell its existing facility in Bristol, Indiana. In December 2019, the Company also provided one year advance termination notice on the lease of its Cassopolis, Michigan facility. The Ameri-Kart Plan is expected to be substantially completed in the second half of 2020 and total restructuring costs expected to be incurred are approximately $1.1 million, primarily related to equipment relocation and facility shut down costs. No costs were incurred during the year ended December 31, 2019 related to the Ameri-Kart Plan. See further discussion of the new facility lease in Note 16.

In March 2019, the Company also committed to implementing transformation initiatives within the Company’s Distribution Segment (the “Distribution Transformation Plan”) that are intended to increase sales force effectiveness, reduce costs and improve contribution margins. The Company realigned its Distribution Segment’s commercial sales structure, which included the elimination of certain sales and administrative positions, and put into place plans to expand its e-commerce platform. All actions under the Distribution Transformation Plan were substantially completed by the end of 2019. During 2019, restructuring charges related to the Distribution Transformation Plan totaled $0.9 million.

In March 2017, the Company announced a restructuring plan to improve its organizational structure and operational efficiency within the Material Handling Segment (the “Material Handling Plan”), which primarily related to facility shutdowns and associated activities.  Total restructuring costs incurred related to the Material Handling Plan were approximately $7.7 million, including approximately $3.1 million of employee severance and other employee-related costs, approximately $2.6 million of equipment relocation and facility shut down costs and approximately $2.0 million of non-cash charges, primarily accelerated depreciation. All actions under the Material Handling Plan were substantially completed by the end of 2017. The Company incurred $0.1 million and $7.6 million of restructuring charges associated with the Material Handling Plan during 2018 and 2017, respectively. No costs were incurred during 2019. In 2018 and 2017, the Company also recognized gains of $0.2 million and $3.9 million, respectively, on asset dispositions in connection with the planned facility closures under the Material Handling Plan.

The restructuring charges noted above recognized in the years ended 2019, 2018 and 2017 are presented in the Consolidated Statements of Operations as follows:

	2019			2018			2017
Segment	Cost of Sales	SG&A	Total	Cost of Sales	SG&A	Total	Cost of sales	SG&A	Total
Distribution	$—	$865	$865	$—	$—	$—	$—	$—	$—
Material Handling	—	—	—	119	—	119	7,389	164	7,553
Total	$—	$865	$865	$119	$—	$119	$7,389	$164	$7,553

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The table below summarizes restructuring activity for the years ended December 31, 2019 and 2018:

	Employee Reduction	Accelerated Depreciation	Other Exit Costs	Total
Balance at January 1, 2018	$1,098	$—	$90	$1,188
Charges to expense	31	16	72	119
Cash payments	(1,099)	—	(162)	(1,261)
Non-cash utilization	—	(16)	—	(16)
Balance at January 1, 2019	$30	$—	$—	$30
Charges to expense	865	—	—	865
Cash payments	(895)	—	—	(895)
Balance at December 31, 2019	$—	$—	$—	$—

In addition to the restructuring costs noted above, the Company also incurred other costs associated with the restructuring plans, primarily related to consulting. In 2019, these costs included $0.2 million associated with the Distribution Transformation Plan and $0.2 million associated with the Ameri-Kart Plan, both of which are included in general and administrative expenses. In 2017, the Company incurred other associated costs of the Material Handling Plan of $1.1 million, of which $0.1 million is included in cost of sales and $1.0 is included in general and administrative expenses.

9.  Other Liabilities

The balance of other current liabilities is comprised of the following:

	December 31,	December 31,
	2019	2018
Customer deposits and accrued rebates	$2,618	$3,365
Dividends payable	5,114	5,260
Accrued litigation, claims and professional fees	479	460
Current portion of environmental reserves	1,533	1,229
Accrued product replacement costs	1,835	—
Other accrued expenses	6,745	6,387
	$18,324	$16,701

In August 2019, a manufacturing defect was identified for certain boxes produced within the Material Handling segment in May and June 2019. Certain of the affected boxes require replacement. The total range of cost to replace these boxes is estimated to be $3.5 million to $4.0 million. In the year ended December 31, 2019, $3.5 million of estimated costs were recorded related to this matter, of which $1.8 million remains accrued as of December 31, 2019 and is included within other current liabilities on the Consolidated Statements of Financial Position.

The balance of other liabilities (long-term) is comprised of the following:

	December 31,	December 31,
	2019	2018
Lease guarantee contingency	$10,724	$10,402
Environmental reserves	6,658	3,702
Supplemental executive retirement plan liability	1,776	2,026
Pension liability	956	1,207
Deferred gain on sale of assets	—	1,237
Other long-term liabilities	2,468	1,220
	$22,582	$19,794

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

10.  Stock Compensation

The Company’s Amended and Restated 2017 Incentive Stock Plan (the “2017 Plan”) authorizes the Compensation Committee of the Board of Directors to issue up to 5,126,950 shares of various stock awards including stock options, performance-based restricted stock units, restricted stock units and other forms of equity-based awards to key employees and directors. Options granted and outstanding vest over the requisite service period and expire ten years from the date of grant. The following tables summarize stock option activity in the past three years.

Stock compensation expense was approximately $1,715, $4,257 and $3,626 for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in general and administrative expenses. During 2019, the Company reversed previously recognized compensation expense of $2,031 related to the resignation of the Company’s President and Chief Executive Officer effective October 25, 2019. Total unrecognized compensation cost related to non-vested share based compensation arrangements at December 31, 2019 was approximately $3,353 which will be recognized over the next three years, as such compensation is earned.

Options granted in 2019, 2018 and 2017 were as follows:

Year	Options	Exercise Price
2019	235,474	$18.54
2018	255,072	$21.30
2017	397,759	$14.30

Options exercised in 2019, 2018 and 2017 were as follows:

Year	Options	Exercise Price
2019	221,695	$11.62 to $14.30
2018	191,169	$9.97 to $20.93
2017	375,292	$9.97 to $20.93

In addition, options totaling 268,545, 86,411 and 218,130 expired or were forfeited during the years ended December 31, 2019, 2018 and 2017, respectively.

Options outstanding and exercisable at December 31, 2019, 2018 and 2017 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2019	710,893	$10.10 to $21.30	486,382	$17.31
2018	965,659	$10.10 to $21.30	521,202	$16.08
2017	988,167	$9.97 to $20.93	539,993	$16.23

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

	2019	2018	2017
Risk free interest rate	2.70%	2.90%	2.50%
Expected dividend yield	2.76%	2.50%	3.80%
Expected life of award (years)	6.17	4.00	4.10
Expected volatility	44.89%	42.50%	50.00%
Fair value per option	$5.78	$6.30	$4.47

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The following table provides a summary of stock option activity for the period ended December 31, 2019:

	Shares	Average Exercise Price	Weighted Average Life (in Years)
Outstanding at December 31, 2018	965,659	$16.69
Options granted	235,474	18.54
Options exercised	(221,695)	13.26
Canceled or forfeited	(268,545)	18.36
Expired	—	—
Outstanding at December 31, 2019	710,893	17.75	5.96
Exercisable at December 31, 2019	486,382	$17.31	4.72

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2019, 2018 and 2017 was $732, $1,745 and $2,813, respectively.

The following table provides a summary of restricted stock units, including performance-based restricted stock units, and restricted stock activity for the year ended December 31, 2019:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2018	423,795
Granted	253,318	$18.14
Vested	(151,823)	15.35
Forfeited	(256,023)	16.95
Unvested shares at December 31, 2019	269,267

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a one or three year period. Restricted stock units are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At December 31, 2019, restricted stock awards had vesting periods through October 2022.

Included in the December 31, 2019 unvested shares are 112,541 performance-based restricted stock units. The fair value of these awards is calculated using the market price of the underlying common stock on the date of grant. In determining fair value per share, the Company does not take into account performance-based vesting requirements. For these awards, the performance-based vesting requirements determines the number of shares that ultimately vest, which can vary from 0% to 200% of target depending on the level of achievement of established performance criteria. Compensation expense is recognized over the requisite service period subject to adjustment based on the probable number of shares expected to vest under the performance condition.

11.  Equity

In May 2018, the Company completed a public offering of 4,600,000 shares of its common stock at a price to the public of $18.50 per share. The net proceeds from the offering were approximately $79.5 million, after deducting underwriting discounts and commissions and $0.5 million of offering expenses paid by the Company. The Company used a portion of the net proceeds received from the offering to repay a portion of its outstanding debt during the second quarter of 2018.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

12.  Contingencies

The Company is a defendant in various lawsuits and a party to various other legal proceedings arising in the ordinary course of business, some of which are covered in whole or in part by insurance. When a loss arising from these matters is probable and can reasonably be estimated, the most likely amount of the estimated probable loss is recorded, or if a range of probable loss can be estimated and no amount within the range is a better estimate than any other amount, the minimum amount in the range is recorded. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised, if necessary.

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

During the fourth quarter of 2018, the Company and the EPA finalized the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The AOC is effective as of November 27, 2018, the date that it was executed by the EPA. The AOC and accompanying SOW document the terms, conditions and procedures for the Company’s performance of the RI/FS. In addition, the AOC required the Company to provide $2 million of financial assurance to the EPA to secure its performance during the estimated life of the RI/FS.  In January 2019, the Company provided a letter of credit to satisfy this assurance requirement. The AOC also includes provisions for payment by the Company of the EPA’s costs of oversight of the RI/FS, including a prepayment in the amount of $0.2 million, which was paid in January 2019.

A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, the Company received preliminary estimates from its consultants for the cost of the execution of the work plan. Based on these preliminary estimates, the Company recognized additional expense of $4.0 million during the year ended December 31, 2019. These preliminary estimates will continue to be refined through the finalization and approval of the draft work plan, which is anticipated to occur in 2020. The Company believes it has insurance coverage that applies to the New Idria Mine and thus may be able to recover a portion of the estimated costs; however, as of December 31, 2019, the Company has not recognized potential recovery in its consolidated financial statements.

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $9.9 million of costs, of which approximately $3.2 million has been paid through December 31, 2019. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible insurance resources and other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to unilateral administrative orders issued by the EPA. Expenses of $4.0 million, $0.2 million, and $1.3 million were recorded in the years ended December 31, 2019, 2018 and 2017, respectively, in general and administrative expenses.  As of December 31, 2019 and 2018, the Company had a total reserve of $6.7 million and $3.4 million, respectively, related to the New Idria Mine.  As of December 31, 2019, $1.2 million is classified in Other Current Liabilities and $5.5 million is classified in Other Liabilities (long-term).

It is possible that adjustments to the aforementioned reserves will be necessary as new information is obtained, including after finalization and EPA approval of the work plan for the RI/FS. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA, and the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

At this time, the Company has not accrued for remediation costs in connection with this site as it has been unable to estimate the liability, given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined.

New Almaden Mine (formerly referred to as Guadalupe River Watershed)

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction, and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  As of December 31, 2019 and 2018, the Company has a total reserve of $1.5 million related to the New Almaden Mine. As of December 31, 2019, $0.3 million is classified in Other Current Liabilities and $1.2 million is classified in Other Liabilities (long-term). All charges related to this claim have been recorded within general and administrative expenses.

The project has not yet been implemented, though significant work on design and planning has been performed. The Company is awaiting notice from Santa Clara County on the expected timing of fieldwork to commence.  As work on the project occurs, it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information.  In addition, the Company may have claims against and defenses to claims by the County under the 2005 agreement that could reduce or offset its obligation for reimbursement of some of these potential additional costs. With the assistance of environmental consultants, the Company will closely monitor this matter and will continue to assess its reserves as additional information becomes available.

Lawn and Garden Lease Guarantee

In connection with the sale of the Lawn and Garden business, as described in Note 6, the Company became a guarantor for one of HC’s facility leases expiring in September 2025 for any remaining rent payments under the lease if HC was unable to meet its obligations. Annual rent for the facility is approximately $2 million. In connection with the financial risk associated with HC, as described in Note 6, the Company assessed its range of potential obligations under the lease guarantee and recorded a liability and related pre-tax charge of $10.3 million during 2018. The carrying value of the lease obligation as of December 31, 2019 and 2018 was $10.7 million and $10.4 million, respectively, which represents the initial liability recorded plus accretion and is included in Other Liabilities (long-term). The 2018 charge to initially record this lease guarantee liability was included in Other Expenses in the Consolidated Statements of Operations. As described in Notes 6 and 18, the Company was released from this lease guarantee in January 2020 as part of an agreement to sell promissory notes receivable back to HC.

Patent Infringement

On December 11, 2018, No Spill Inc. filed suit against Scepter Manufacturing LLC and Scepter Corporation (“Scepter”) in the United States District Court for the District of Kansas asserting infringement of two patents, breach of contract, and trade dress claims in relation to plastic gasoline containers Scepter manufactures and sells in the United States. A schedule in the case has not yet been issued. Scepter intends to defend itself vigorously in this matter. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter, and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition, or cash flows. Accordingly, the Company has not recorded any reserves for this matter.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

13.  Long-Term Debt and Loan Agreements

Long-term debt at December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Loan Agreement	$—	$—
4.67% Senior Unsecured Notes due January 15, 2021	40,000	40,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	78,000	78,000
Less unamortized deferred financing costs	824	1,210
	$77,176	$76,790

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement amended the pre-existing senior revolving credit facility’s borrowing limit to $200 million, inclusive of letters of credit, and extended the maturity date from December 2018 to March 2022. As of December 31, 2019, the Company had $194.2 million available under the Loan Agreement after $5.8 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 12. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.

The Company’s Senior Unsecured Notes (“Notes”) range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between 2021 and 2026. In September 2017, the Company offered to all Note holders to purchase all or a portion of the then-outstanding $100 million Notes prior to their maturity dates. In October 2017, one note holder accepted the offer and elected to tender $22 million in Notes. The Company purchased the Notes from the holder on October 31, 2017 for approximately $23.8 million, which includes the outstanding principal balance of $22.0 million and a make-whole premium of $1.8 million. A loss on extinguishment of debt of approximately $1.9 million was recorded during 2017, which consisted of the make-whole premium plus unamortized deferred financing costs of $0.1 million.

Amortization expense of the deferred financing costs was $386, $386, and $508 for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in interest expense.

The weighted average interest rate on borrowings under the Company’s loan agreements were 6.27% for 2019, 5.75% for 2018, and 4.94% for 2017, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of December 31, 2019, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of December 31, 2019 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	14.26
Leverage Ratio	3.25 to 1 (maximum)	1.20

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

14.  Income Taxes

The effective tax rate from continuing operations was 27.0% in 2019, 218.7% in 2018 and 31.0% in 2017. A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2019	2018	2017
Statutory Federal income tax rate	21.0%	21.0%	35.0%
State income taxes - net of Federal tax benefit	5.2	42.5	8.3
Foreign tax rate differential	—	3.9	(1.6)
Domestic production deduction	—	—	(5.2)
Non-deductible expenses	1.0	93.8	0.4
Impact of tax law changes	—	22.1	(7.4)
Changes in unrecognized tax benefits	0.4	42.9	0.9
Foreign tax incentives	(0.4)	(3.1)	—
Other	(0.2)	(4.4)	0.6
Effective tax rate for the year	27.0%	218.7%	31.0%

Income (loss) from continuing operations before income taxes was attributable to the following sources:

	2019	2018	2017
United States	$33,612	$419	$12,979
Foreign	(429)	970	2,729
Totals	$33,183	$1,389	$15,708

Income tax expense (benefit) from continuing operations consisted of the following:

	2019		2018		2017
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$7,270	$(447)	$9,694	$(7,910)	$6,304	$(4,394)
Foreign	497	(538)	1,218	(718)	1,821	(883)
State and local	2,123	63	1,575	(822)	2,402	(386)
	$9,890	$(922)	$12,487	$(9,450)	$10,527	$(5,663)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”). Effective January 1, 2018, the Tax Act established a corporate income tax rate of 21%, replacing the former 35% rate, and created a territorial tax system rather than a worldwide system, which generally eliminated the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system included a one-time deemed repatriation transition tax (“Transition Tax”) on certain foreign earnings previously untaxed in the United States. At December 31, 2017, the Company recorded an initial provisional net benefit to income tax expense of $1.2 million related to the enactment of the Tax Act. This net benefit included a provisional deferred tax benefit of $3.0 million related to revaluing the net U.S. deferred tax liabilities to reflect the lower U.S. corporate tax rate. The deferred tax benefit was offset by a provision of $1.8 million related to the Transition Tax. Based on the finalized accounting and preparation of the Company’s 2017 U.S. Federal Tax Return, the Company recorded a reduction of income tax expense of $0.3 million for the year ended December 31, 2018 to reflect adjustments to the previously recognized provisional amounts under the Tax Act. In addition, in 2018 the Company recorded income tax expense of $0.6 million associated with an uncertain tax position related to the calculation of the Transition Tax included in the 2017 return.

During 2018, the Company recorded a provision and related deferred tax liability of $0.6 million related primarily to the earnings of the Company’s subsidiary in Guatemala, which were deemed by management to no longer be permanently reinvested. The E&P for all foreign subsidiaries has been previously included in the calculation of the Transition Tax, and thus, should there be a repatriation of earnings from any other foreign subsidiaries in future periods, the Company expects to be subject to only foreign withholding tax. Management does not currently anticipate a repatriation of earnings from any other foreign subsidiaries, except as provided above, as these earnings are deemed to be permanently reinvested.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Significant components of the Company’s deferred taxes as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred income tax assets
Compensation	$2,268	$2,774
Inventory valuation	873	695
Allowance for uncollectible accounts	290	237
Provision for loss on note receivable	5,031	5,031
Non-deductible accruals	5,370	4,196
Operating lease liability	1,288	—
Non-deductible intangibles	1,862	1,574
State deferred taxes	730	843
Capital loss carryforwards	1,982	1,982
	19,694	17,332
Valuation allowance	(1,982)	(1,982)
	17,712	15,350
Deferred income tax liabilities
Property, plant and equipment	4,867	4,247
Tax-deductible goodwill	4,862	5,089
Right of use asset - operating leases	1,239	—
Other	937	744
	11,905	10,080
Net deferred income tax asset	$5,807	$5,270

Deferred tax assets are reduced by a valuation allowance, if based on all available evidence, it is more likely than not that the deferred tax asset will not be realized. Available evidence includes the reversal of existing taxable temporary differences, future taxable income exclusive of temporary differences, taxable income in carryback years and tax planning strategies. Based on the current available evidence, the Company considers the net deferred tax asset at December 31, 2019 to be fully realizable except for the deferred tax asset related to the capital loss carryforward described below.

As further discussed in Note 6, the Company sold its investments in certain Brazilian subsidiaries in December 2017. In connection with this divestiture, the Company incurred a capital loss of $9.5 million on its investment in the Myers do Brazil business and recorded a deferred tax asset of $2.0 million for this capital loss carryforward. A valuation allowance of $2.0 million is recorded against this deferred tax asset as the recovery of the asset is not more likely than not.

The Company also recorded a tax benefit of approximately $15 million generated as a result of a worthless stock deduction for the Novel do Nordeste business included in the divestiture. Although management believes that the worthless stock deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail. This tax benefit is included in the net loss from discontinued operations for the year ended December 31, 2017. As a result of the Company’s U.S. Federal income tax filings in 2018, the Company reduced this estimated tax benefit by $0.7 million and recognized this adjustment within net loss from discontinued operations in the year ended December 31, 2018.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2019	2018	2017
Balance at January 1	$955	$359	$478
Increases related to previous year tax positions	143	596	359
Reductions due to lapse of applicable statute of limitations	—	—	(478)
Balance at December 31	$1,098	$955	$359

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.1 million, $1.0 million and $0.4 million at December 31, 2019, 2018 and 2017.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns.  As of December 31, 2019, the Company is no longer subject to U.S. Federal examinations by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The Company is subject to state and local examinations for tax years of 2013 through 2018. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2014 through 2018.

15.  Retirement Plans

The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s defined benefit pension plan, The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02, (the “Plan”) provides benefits primarily based upon a fixed amount for each year of service. The Plan was frozen in 2007, and no benefits for service have been accumulated after this date.

Net periodic pension cost of the Plan for the years ended December 31, 2019, 2018 and 2017 was as follows:

	For the Year Ended December 31,
	2019	2018	2017
Interest cost	$242	$224	$253
Expected return on assets	(184)	(317)	(295)
Amortization of net loss	97	84	96
Net periodic pension cost	$155	$(9)	$54

The reconciliation of changes in the Plan’s projected benefit obligations and assets are as follows:

	December 31,
	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$5,944	$6,579
Interest cost	242	224
Actuarial loss (gain)	510	(362)
Expenses paid	—	(135)
Benefits paid	(357)	(362)
Projected benefit obligation at end of year	$6,339	$5,944
Change in plan assets:
Fair value of plan assets at beginning of year	$4,737	$5,261
Actual return on plan assets	972	(27)
Company contributions	31	—
Expenses paid	—	(135)
Benefits paid	(357)	(362)
Fair value of plan assets at end of year	$5,383	$4,737
Funded status	$(956)	$(1,207)

The Plan’s funded status shown above is included in Other Liabilities in the Company’s Consolidated Statements of Financial Position at December 31, 2019 and 2018. The Company expects to make a contribution to the plan of $150 in 2020. Because the Plan has been frozen, the accumulated benefit obligation is equal to the projected benefit obligation.

The assumptions used to determine the Plan’s net periodic benefit cost and benefit obligations are as follows:

	December 31,
	2019	2018	2017
Discount rate for net periodic pension cost	4.20%	3.50%	4.00%
Discount rate for benefit obligations	3.10%	4.20%	3.50%
Expected long-term return of plan assets	7.00%	7.50%	7.75%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The expected long-term rate of return is based on the long-term expected returns for the investment mix consistent with the Plan’s current asset allocation and investment policy. In 2018, the Plan’s asset allocation and investment policy transitioned from a total-return strategy to a liability-driven strategy, which increased the allocation of fixed income investments that are managed to match the duration of the underlying pension liability. The assumed discount rates represent long-term high quality corporate bond rates commensurate with the liability duration of the Plan.

The fair value of Plan assets at December 31, 2019 and 2018 consist of mutual funds valued at $2,829 and $2,352, respectively, and pooled separate accounts valued at $2,554 and $2,385, respectively. All of the Plan asset values are categorized as Level 1. Mutual fund values are determined based on period end, closing quoted prices in active markets. The pooled separate accounts are measured at net asset value, which is made readily available to investors. Each of the pooled separate accounts invest in multiple fixed securities and provide for daily redemptions by the plan with no advance notice requirements, and have redemption prices that are also determined by the fund’s net asset value per unit with no redemption fees.

The weighted average asset allocations for the Plan at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
U.S. Equities securities	53%	50%
U.S. Debt securities	47%	50%
	100%	100%

Benefit payments projected for the Plan are as follows:

2020	$360
2021	350
2022	350
2023	360
2024	360
2025-2029	1,840

The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of $2,500, $2,216 and $2,302 in 2019, 2018 and 2017, respectively.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain former senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Expense related to the SERP was approximately $174, $33 and $128 for the years ended December 2019, 2018 and 2017, respectively. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 3.1% at December 31, 2019 and 4.2% at December 31, 2018. The SERP liability was approximately $2,200 and $2,449 at December 31, 2019 and 2018, respectively, and is included in Accrued Employee Compensation and Other Liabilities on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

16.  Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for manufacturing facilities, distribution centers, warehouses, office space and equipment, with remaining lease terms of one to nine years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the statement of financial position; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Operating leases with an initial term greater than 12 months are included in right of use asset – operating leases (“ROU assets”), operating lease liability – short term, and operating lease liability – long term in the Consolidated Statement of Financial Position.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The ROU assets represent the right to use an underlying asset for the lease term and the lease liabilities represent the obligation to make lease payments. ROU assets and lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. When leases do not provide an implicit rate, the Company’s incremental borrowing rate is used, which is then applied at the portfolio level, based on the information available at commencement date in determining the present value of lease payments. The Company has also elected not to separate lease and non-lease components. The lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

Amounts included in the Consolidated Statement of Financial Position related to leases include:

December 31, 2019
Right of use asset - operating leases	$5,901

Operating lease liability - short-term	$2,057
Operating lease liability - long-term	4,074
Total operating lease liabilities	$6,131

The components of lease expense include:

		For the Year Ended December 31,
Lease Cost	Classification	2019	2018	2017
Operating lease cost (1)	Cost of sales	$1,744	$1,696	$1,718
Operating lease cost (1)	Selling, general and administrative expenses	1,741	1,616	1,480
Total lease cost		$3,485	$3,312	$3,198

(1)	Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

Year Ended
Supplemental Cash Flow Information	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,428
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$2,083

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.23
Weighted-average discount rate
Operating leases	5.0%

Maturity of Lease Liabilities - As of December 31, 2019	Operating Leases
2020	$2,304
2021	1,339
2022	1,189
2023	1,016
2024	339
After 2024	621
Total lease payments	6,808
Less: Interest	(677)
Present value of lease liabilities	$6,131

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Future minimum rental commitments (undiscounted) as of December 31, 2018 under ASC 840 were as follows:

Year Ended December 31,
2019	$2,492
2020	1,739
2021	982
2022	966
2023	841
Thereafter	811
$7,831

In December 2019, the Company entered into an agreement where a new manufacturing and distribution facility in Bristol, Indiana will be constructed, and when it is substantially complete, the Company will lease that new facility and sell its existing facility in Bristol, Indiana. As described in Note 8, this agreement was in connection with the Ameri-Kart Plan, which includes facility consolidation for this business within the Material Handling Segment. This lease is not included in the tables disclosed above because it has not yet commenced; it commences when the facility is substantially complete, which is expected to be in the second half of 2020. Upon commencement, the lease has an initial term of fifteen years with base annual rent of approximately $0.8 million during the first year. Inclusive of scheduled increases the total expected future minimum lease payments during the initial term of the lease is approximately $13.5 million, but may vary depending on the actual cost of certain construction activities. At commencement of this lease, the Company expects assets and liabilities within the Consolidated Statement of Financial Position to each increase by approximately $9 million.

In February 2018, the Company completed a sale-leaseback transaction for its distribution center in Pomona, California for a net purchase price of $2.3 million. Simultaneous with the closing of the sale, the Company entered into a ten-year operating lease arrangement with base annual rent of approximately $0.1 million during the first year, followed by annual increases of 3% through the remainder of the lease period. The Company realized a gain on the sale of $2.0 million, of which $0.7 million was recognized at the time of the sale. The remaining $1.3 million was recognized ratably over the term of the lease at approximately $0.1 million per year, until the January 1, 2019 adoption of ASU 2016-02 as discussed in Note 1. This facility is included in the Company’s Distribution Segment.

17.  Industry Segments

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

The Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair and the manufacture of tire repair and retreading products. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment also manufactures and sells certain traffic markings, including reflective highway marking tape. The Distribution Segment operates domestically through its sales offices and five regional distribution centers in the United States, and in certain foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies. The acquisition of Tuffy, described in Note 3, is included in the Distribution Segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Total sales from foreign business units were approximately $42.0 million, $50.6 million, and $53.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total export sales to countries outside the U.S. were approximately $23.6 million, $19.6 million, and $17.2 million for the years ended December 31, 2019, 2018 and 2017 respectively. Sales made to customers in Canada accounted for approximately 4.7% of total net sales in 2019, 4.1% in 2018 and 2.4% in 2017. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, primarily in Canada, consisted of property, plant and equipment, and were approximately $13.2 million at December 31, 2019 and $14.1 million at December 31, 2018.

	2019	2018	2017
Net Sales
Material Handling	$356,407	$417,199	$391,313
Distribution	159,349	149,636	156,428
Inter-company sales	(58)	(100)	(698)
Total net sales	$515,698	$566,735	$547,043

Operating income
Material Handling	$53,144	$57,948	$38,874
Distribution	10,076	7,441	9,073
Corporate	(25,954)	(59,062)	(23,059)
Total operating income	37,266	6,327	24,888
Interest expense, net	(4,083)	(4,938)	(7,292)
Loss on extinguishment of debt	—	—	(1,888)
Income from continuing operations before income taxes	$33,183	$1,389	$15,708

Total Assets
Material Handling	$193,751	$229,962	$257,863
Distribution	75,338	48,575	49,822
Corporate	84,050	70,108	48,257
Total assets	$353,139	$348,645	$355,942

Capital Additions, Net
Material Handling	$8,835	$4,500	$5,165
Distribution	1,396	587	622
Corporate	63	36	27
Total capital additions, net	$10,294	$5,123	$5,814

Depreciation and Amortization
Material Handling	$21,282	$24,159	$28,506
Distribution	1,501	1,169	1,174
Corporate	800	811	1,151
Total depreciation and amortization	$23,583	$26,139	$30,831

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

18.  Subsequent Event – Sale of HC Notes and Release of Lease Guarantee

On January 6, 2020, the Company sold to HC the fully-reserved promissory notes and related accrued interest receivable from HC in exchange for $1.2 million and the release from a lease guarantee related to one of HC’s facilities which extended to 2025 and had annual rent of approximately $2 million. At December 31, 2019, the carrying value of the lease guarantee was $10.7 million. Both the promissory notes and the lease guarantee were part of the sale of the Company’s Lawn and Garden business in 2015. The $11.9 million pre-tax gain from the sale of the notes and release of the lease guarantee liability is expected to be included in the Company’s first quarter 2020 results. See further information in Notes 6 and 12.

19.  Summarized Quarterly Results of Operations (Unaudited)

Quarter Ended 2019	March 31	June 30	September 30	December 31	Total
Net sales	$139,115	$134,285	$125,480	$116,818	$515,698
Gross profit	45,559	46,936	39,586	39,231	171,312
Operating income (1)	10,218	10,182	8,060	8,806	37,266
Income from continuing operations (1)	6,643	6,606	5,219	5,747	24,215
Income (loss) from discontinued operations, net	127	—	—	(9)	118
Net income (1)	6,770	6,606	5,219	5,738	24,333
Income per common share from continuing operations:
Basic*	$0.19	$0.19	$0.15	$0.16	$0.68
Diluted*	$0.19	$0.18	$0.15	$0.16	$0.68
Income (loss) per common share from discontinued operations:
Basic*	$—	$—	$—	$—	$—
Diluted*	$—	$—	$—	$—	$—
Net income per share:
Basic*	$0.19	$0.19	$0.15	$0.16	$0.68
Diluted*	$0.19	$0.18	$0.15	$0.16	$0.68

Quarter Ended 2018	March 31	June 30	September 30	December 31	Total
Net sales	$152,568	$140,560	$135,219	$138,388	$566,735
Gross profit	47,115	47,991	42,091	42,096	179,293
Operating income (loss)	12,022	13,111	(25,839)	7,033	6,327
Income (loss) from continuing operations	7,755	8,608	(21,137)	3,126	(1,648)
Income (loss) from discontinued operations, net	(911)	—	(2)	(788)	(1,701)
Net income (loss)	$6,844	$8,608	$(21,139)	$2,338	(3,349)
Income (loss) per common share from continuing operations:
Basic*	$0.25	$0.26	$(0.60)	$0.09	$(0.05)
Diluted*	$0.25	$0.26	$(0.60)	$0.09	$(0.05)
Income (loss) per common share from discontinued operations:
Basic*	$(0.03)	$—	$—	$(0.02)	$(0.05)
Diluted*	$(0.03)	$—	$—	$(0.02)	$(0.05)
Net income (loss) per share:
Basic*	$0.22	$0.26	$(0.60)	$0.07	$(0.10)
Diluted*	$0.22	$0.26	$(0.60)	$0.07	$(0.10)

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

On August 26, 2019, the Company acquired the assets of Tuffy Manufacturing Industries, Inc. (“Tuffy”). See Note 3 to the consolidated financial statements. Tuffy represented approximately 6% of the Company’s consolidated total assets at December 31, 2019 and approximately 1% of the Company’s consolidated net sales for the year ended December 31, 2019. As permitted by the Securities and Exchange Commission, management has elected to exclude Tuffy from its assessment of internal control over financial reporting as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Andrean R. Horton	Kevin L. Brackman
Interim President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Myers Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myers Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tuffy Manufacturing Industries, Inc. (Tuffy), which is included in the 2019 consolidated financial statements of the Company and constituted approximately 6% of consolidated total assets as of December 31, 2019 and approximately 1% of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Tuffy.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and our report dated March 6, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Akron, Ohio

March 6, 2020

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Information about our Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the executive officers of the Registrant as of December 31, 2019. Executive officers are appointed annually by the Board of Directors.

Name	Age	Title
Andrean R. Horton	45	Interim President and Chief Executive Officer, Executive Vice President, Chief Legal Officer and Secretary
Kevin L. Brackman	47	Executive Vice President and Chief Financial Officer
Thomas P. Harmon	58	Vice President, Chief Human Resources Officer

Ms. Horton was named Interim President and Chief Executive Officer on October 25, 2019. Ms. Horton also continues to serve as Executive Vice President, Chief Legal Officer and Secretary since October 8, 2018. Previously, Ms. Horton was with A. Schulman, Inc., where she held various legal positions, including Executive Vice President, Chief Legal Officer and Secretary.  Prior to that, Ms. Horton held various leadership roles, including Vice President, Legal & Regulatory Compliance, with YRC Worldwide, Inc. and General Counsel & Corporate Secretary, at The Bartech Group, Inc.

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

Mr. Harmon, Vice President and Chief Human Resources Officer, was appointed to his current position on September 30, 2019. Previously, Mr. Harmon was with Gryphon Investors where he was Managing Director, Human Resources.  Prior to that, Mr. Harmon held HR leadership positions with Dawn Food Products, Armstrong World Industries and Pfizer.

For information about the directors of the Company, see the sections titled “Proposal No. 1 – Election of Directors”, “Nominees”, “Corporate Governance Guidelines”, “Corporate Governance and Compensation Practices”, “Board and Committee Independence”, “Board Committees and Meetings”, “Committee Charters and Policies”, and “Shareholder Nomination Process” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 29, 2020 (“Proxy Statement”), which is incorporated herein by reference.

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

Our Board of Directors has adopted Charters for each of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee as well as Corporate Governance Guidelines as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.

In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual, the Board of Directors has also adopted a Code of Ethics and Business Conduct for our employees and members of our Board of Directors. We will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of this Code with respect to our executive officers or directors by disclosing the nature of that amendment or waiver.

The text of each of our Board Committee Charters, our Corporate Guidelines, the Code of Ethics and Business Conduct, and other governance policies, is posted on our website on the “Corporate Governance” page accessed from the page titled “Investor Relations.” For further information about our Code of Ethics and Business Conduct, see the section titled “Corporate Governance and Compensation Practices” of our Proxy Statement, which is incorporated herein by reference.

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

	(A)		(B)		(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	980,160	(1)	$17.75	(2)	1,125,549
Equity Compensation Plans Not Approved by Security Holders	–0–		–0–		–0–
Total	980,160				1,125,549

(1)

This information is as of December 31, 2019 and includes outstanding stock option and restricted stock unit awards, including performance-based restricted stock unit awards, granted under the 2017 Incentive Stock Plan.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.	(A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Operations For The Years Ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Financial Position As of December 31, 2019 and 2018
•	Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Cash Flows For The Years Ended December 31, 2019, 2018 and 2017
•	Notes to Consolidated Financial Statements

15.	(A)(2) Financial Statement Schedules

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

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 12, 2013.
10(a)	Myers Industries, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 99.1 to Form S-8 filed with the Commission on November 21, 2018.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.
10(c)

Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 99 to Post-Effective Amendment No. 2 to Form S-3 filed with the Commission on March 19, 2004.

10(d)	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
10(e)

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

10(f)

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

10(g)

Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., MYE Canada Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated December 13, 2013. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 17, 2013.

10(h)

First Amendment to Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., the foreign subsidiary borrowers, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated May 30, 2014. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on June 4, 2014.

10(i)

Second Amendment to Fourth Amended and Restated Loan Agreement among Myers Industries, Inc., the foreign subsidiary borrowers, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Agent, dated May 19, 2015. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on May 26, 2015.

10(j)	Severance Agreement between the Company and R. David Banyard, entered into as of December 7, 2015. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 8, 2015.*
10(k)

Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and R. David Banyard dated December 7, 2015. Reference is made to Exhibit 10(u) to the Annual Report on Form 10-K filed with the Commission on March 14, 2016.*

10(l)

Severance Agreement between the Company and Kevin Brackman entered into December 13, 2018 effective December 11, 2018. Reference is made to Exhibit 10.1 to Form 8-K/A filed with the Commission on December 18, 2018.*

10(m)	Non-Disclosure and Non-Competition Agreement between the Company and Kevin Brackman entered into January 22, 2015.* (filed herewith)
10(n)	Change in Control Agreement between the Company and Andrean Horton entered into as of October 8, 2018.* Reference is made to Exhibit 10(w) to Form 10-K filed with the Commission on March 8, 2019.
10(o)	Non-Competition and Confidentiality Agreement between the Company and Andrean Horton entered into October 8, 2018.* (filed herewith)
10(p)

Form of 2017 Performance Stock Unit Award Agreement under the 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(ag) to Form 10-K filed with the Commission on March 9, 2017.*

10(q)

Fifth Amended and Restated Loan Agreement, dated March 8, 2017, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2017.

10(r)

Second Amendment to the Note Purchase Agreement among the Subsidiary Guarantors identified therein and each of the institutions which is a signatory thereto, dated March 8, 2017. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 9, 2017.

10(s)	Form of Director Stock Award Agreement under the Amended and Restated 2017 Incentive Stock Plan. Reference is made to Exhibit 10(ac) to Form 10-K filed with the Commission on March 8, 2019.
10(t)

Form of 2018 Option Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(ai) to Form 10-K filed with the Commission on March 9, 2018.

10(u)

Form of 2018 Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(aj) to Form 10-K filed with the Commission on March 9, 2018.

10(v)

Form of 2018 Performance Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(an) to Form 10-K filed with the Commission on March 9, 2018.

10(w)	Amended and Restated 2017 Stock Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10(ao) to Form 10-K filed with the Commission on March 9, 2018.
10(x)

Form of 2019 Option Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 8, 2019.

10(y)

Form of 2019 Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the Commission on May 8, 2019.

10(z)

Form of 2019 Performance Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.3 to Form 10-Q filed with the Commission on May 8, 2019.

10(aa)

Administrative Settlement Agreement and Order on Consent For Remedial Investigation/Feasibility Study, effective November 27, 2018, by and between the United States Environmental Protection Agency and Buckhorn, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 13, 2018.

10(ab)	Executive Nonqualified Excess Plan effective January 1, 2018* Reference is made to Exhibit 10(ai) to Form 10-K filed with the Commission on March 8, 2019.
10(ac)	Change in Control Agreement between the Company and Thomas Harmon entered into as of September 30, 2019.* (filed herewith)
10(ad)	Non-Competition and Confidentiality Agreement between the Company and Thomas Harmon entered into August 29, 2019.* (filed herewith)
10(ae)	Cash Award Agreement with Thomas Harmon.* (filed herewith)
10(af)	Stock Unit Award Agreement with Thomas Harmon.* (filed herewith)
10(ag)	Form of Notice Award of Executive Retention Cash Bonuses.* Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 18, 2019.
10(ah)	Form of Stock Unit Retention Award Agreement.* Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on October 18, 2019.
14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14.1 to Form 8-K filed with the Commission on March 6, 2017.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification of Andrean R. Horton, Interim President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Kevin L. Brackman, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of Andrean R. Horton, Interim President and Chief Executive Officer, and Kevin L. Brackman, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL includes: (i) Consolidated Statements of Financial Position (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE	TITLE	DATE

/s/ Andrean R. Horton	Interim President and Chief Executive Officer (Principal Executive Officer)	March 6, 2020
ANDREAN R. HORTON

/s/ Kevin L. Brackman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2020
KEVIN L. BRACKMAN

/s/ Sarah R. Coffin	Director	March 6, 2020
SARAH R. COFFIN

/s/ Ron DeFeo	Director	March 6, 2020
RON DEFEO

/s/ William A. Foley	Director	March 6, 2020
WILLIAM A. FOLEY

/s/ F. Jack Liebau, Jr.	Director	March 6, 2020
F. JACK LIEBAU, JR.

/s/ Bruce M. Lisman	Director	March 6, 2020
BRUCE M. LISMAN

/s/ Lori Lutey	Director	March 6, 2020
LORI LUTEY

/s/ Jane Scaccetti	Director	March 6, 2020
JANE SCACCETTI

/s/ Robert A. Stefanko	Director	March 6, 2020
ROBERT A. STEFANKO