Form 10-Q
period 2020-03-31
MYERS INDUSTRIES INC
filed 2020-05-06
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the issuer’s common stock, without par value, as of April 30, 2020 was 35,767,949 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended March 31,
	2020	2019
Net sales	$122,250	$139,115
Cost of sales	79,767	93,556
Gross profit	42,483	45,559
Selling, general and administrative expenses	31,116	34,468
Gain on disposal of fixed assets	(7)	(43)
Impairment charges	—	916
Gain on sale of notes receivable	(11,924)	—
Operating income	23,298	10,218
Interest expense, net	1,069	1,049
Income from continuing operations before income taxes	22,229	9,169
Income tax expense	5,503	2,526
Income from continuing operations	16,726	6,643
Income from discontinued operations, net of income tax	—	127
Net income	$16,726	$6,770
Income per common share from continuing operations:
Basic	$0.47	$0.19
Diluted	$0.47	$0.19
Income (loss) per common share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Net income per common share:
Basic	$0.47	$0.19
Diluted	$0.47	$0.19

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2020	2019
Net income	$16,726	$6,770
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,755)	777
Total other comprehensive income (loss)	(2,755)	777
Comprehensive income	$13,971	$7,547

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2020	2019
Assets
Current Assets
Cash	$73,214	$75,527
Accounts receivable, less allowances of $2,070 and $1,945, respectively	65,255	62,279
Income tax receivable	—	142
Inventories, net	49,127	44,260
Prepaid expenses and other current assets	3,036	2,834
Total Current Assets	190,632	185,042
Property, plant, and equipment, net	54,038	54,964
Right of use asset - operating leases	5,355	5,901
Goodwill	65,810	66,774
Intangible assets, net	28,497	30,754
Deferred income taxes	716	5,807
Other	3,819	3,897
Total Assets	$348,867	$353,139

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$49,456	$46,867
Accrued employee compensation	9,268	12,488
Income taxes payable	743	—
Accrued taxes payable, other than income taxes	1,174	1,104
Accrued interest	811	1,785
Other current liabilities	16,563	18,324
Operating lease liability - short-term	1,803	2,057
Long-term debt - current portion	39,937	—
Total Current Liabilities	119,755	82,625
Long-term debt	37,338	77,176
Operating lease liability - long-term	3,778	4,074
Other liabilities	11,773	22,582
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,755,972 and 35,710,934; net of treasury shares of 6,796,485 and 6,841,523, respectively)	21,828	21,785
Additional paid-in capital	296,736	296,363
Accumulated other comprehensive loss	(19,104)	(16,349)
Retained deficit	(123,237)	(135,117)
Total Shareholders’ Equity	176,223	166,682
Total Liabilities and Shareholders’ Equity	$348,867	$353,139

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended March 31, 2020
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2020	$21,785	$296,363	$(16,349)	$(135,117)	$166,682
Net income	—	—	—	16,726	16,726
Foreign currency translation adjustment	—	—	(2,755)	—	(2,755)
Shares issued under incentive plans, net of shares withheld for tax	43	(280)	—	—	(237)
Stock compensation expense	—	653	—	—	653
Declared dividends - $0.135 per share	—	—	—	(4,846)	(4,846)
Balance at March 31, 2020	$21,828	$296,736	$(19,104)	$(123,237)	$176,223

	Quarter Ended March 31, 2019
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2019	$21,547	$292,558	$(18,280)	$(141,187)	$154,638
Net income	—	—	—	6,770	6,770
Adoption of ASU 2016-02	—	—	—	905	905
Foreign currency translation adjustment	—	—	777	—	777
Shares issued under incentive plans, net of shares withheld for tax	80	(908)	—	—	(828)
Stock compensation expense	—	958	—	—	958
Declared dividends - $0.135 per share	—	—	—	(4,794)	(4,794)
Balance at March 31, 2019	$21,627	$292,608	$(17,503)	$(138,306)	$158,426

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$16,726	$6,770
Income (loss) from discontinued operations, net of income taxes	—	127
Income (loss) from continuing operations	16,726	6,643
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities
Depreciation	3,553	4,012
Amortization	2,271	2,026
Non-cash stock-based compensation expense	653	958
Gain on disposal of fixed assets	(7)	(43)
Gain on sale of notes receivable	(11,924)	—
Impairment charges	—	916
Other	241	100
Payments on long-term performance based compensation	—	(413)
Other long-term liabilities	(104)	379
Cash flows provided by (used for) working capital
Accounts receivable	(3,524)	1,200
Inventories	(5,209)	1,207
Prepaid expenses and other current assets	(218)	733
Accounts payable and accrued expenses	2,569	(12,417)
Net cash provided by (used for) operating activities - continuing operations	5,027	5,301
Net cash provided by (used for) operating activities - discontinued operations	—	7,297
Net cash provided by (used for) operating activities	5,027	12,598
Cash Flows From Investing Activities
Capital expenditures	(2,490)	(2,933)
Acquisition of business	(691)	—
Proceeds from sale of property, plant and equipment	—	4,486
Proceeds on sale of notes receivable	1,200	—
Net cash provided by (used for) investing activities - continuing operations	(1,981)	1,553
Net cash provided by (used for) investing activities - discontinued operations	—	—
Net cash provided by (used for) investing activities	(1,981)	1,553
Cash Flows From Financing Activities
Cash dividends paid	(4,899)	(4,940)
Proceeds from issuance of common stock	125	146
Shares withheld for employee taxes on equity awards	(362)	(974)
Net cash provided by (used for) financing activities - continuing operations	(5,136)	(5,768)
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(5,136)	(5,768)
Foreign exchange rate effect on cash	(223)	39
Net (decrease) increase in cash	(2,313)	8,422
Cash at January 1	75,527	58,894
Cash at March 31	$73,214	$67,316

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except where otherwise indicated)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Results from our former Brazil Business, which was sold in 2017, are presented as discontinued operations. Net cash flows provided by discontinued operations in 2019 resulted from the remaining receipt of the tax benefit from a worthless stock deduction, which was recognized as part of the sale. Net income from discontinued operations for the quarter ended March 31, 2019 related to interest income net of tax recognized on the receipt of the tax benefit. There was no discontinued operations activity during the quarter ended March 31, 2020.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2020 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2020.

Accounting Standards Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR). The amendments in this update are effective for the Company as of March 12, 2020 through December 31, 2022. The Company adopted this standard effective March 12, 2020. The adoption of this standard had no effect in the quarter ended March 31, 2020, and its future impact will depend on the manner in which the Company and its lenders ultimately address the removal of LIBOR as it relates to the Loan Agreement described in Note 13.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard effective January 1, 2020 and the adoption of this standard did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20). This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For the Company, the ASU is effective retrospectively beginning with the 2020 annual financial statements, but is not applicable to its interim financial statements. The Company adopted this standard effective January 1, 2020 and the adoption of this standard is not expected to have a material impact on its annual consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. Certain disclosures in this ASU are required to be applied on a retrospective basis and others on a prospective basis. The Company adopted this standard effective January 1, 2020 and the adoption of this standard did not have a material impact on its consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.  This ASU eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The Company adopted this standard effective January 1, 2020 and the adoption of this standard did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which introduces new guidance for the accounting for credit losses on instruments.  The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The Company adopted the new guidance effective January 1, 2020. Adoption of the new standard resulted in changes to the Company’s accounting policy and disclosures related to its allowance for expected credit losses for accounts receivable. The impact of adopting this standard on the Company’s consolidated financial statements was not material and no cumulative transition adjustment was required.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 13, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At March 31, 2020 and December 31, 2019, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated at $77.8 million and $79.0 million, respectively.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2020	$(14,602)	$(1,747)	$(16,349)
Other comprehensive income (loss) before reclassifications	(2,755)	—	(2,755)
Net current-period other comprehensive income (loss)	(2,755)	—	(2,755)
Balance at March 31, 2020	$(17,357)	$(1,747)	$(19,104)

Allowance for Credit Losses

Management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. The Company reviews historical trends for credit loss as well as current economic conditions in determining an estimate for its allowance for credit losses. Additionally, in circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for credit losses is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably expects will be collected.

The change in the allowance for credit losses for the quarter ended March 31, 2020 was as follows:

March 31,
2020
Balance at January 1	$1,356
Provision for expected credit loss, net of recoveries	148
Write-offs and other	(231)
Balance at March 31	$1,273

2.  Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended March 31, 2020
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$20,287	$—	$—	$20,287
Vehicle	16,312	—	—	16,312
Food and beverage	17,419	—	—	17,419
Industrial	30,058	—	(21)	30,037
Auto aftermarket	—	38,195	—	38,195
Total net sales	$84,076	$38,195	$(21)	$122,250

	For the Quarter Ended March 31, 2019
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$17,785	$—	$—	$17,785
Vehicle	22,520	—	—	22,520
Food and beverage	25,149	—	—	25,149
Industrial	37,497	—	(10)	37,487
Auto aftermarket	—	36,174	—	36,174
Total net sales	$102,951	$36,174	$(10)	$139,115

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Revenue is recognized when obligations under the terms of a contract with customers are satisfied. In both the Distribution and Material Handling segments, this generally occurs with the transfer of control of the products.  This transfer of control may occur at either the time of shipment from a Company facility, or at the time of delivery to a designated customer location. Obligations under contracts with customers are typically fulfilled within 90 days of receiving a purchase order from a customer, and generally no other future obligations are required to be performed.  The Company generally does not enter into any long-term contracts with customers greater than one year.  Based on the nature of the Company’s products and customer contracts, no deferred revenue has been recorded, with the exception of cash advances or deposits received from customers prior to transfer of control of the product. These advances are typically fulfilled within the 90-day time frame mentioned above.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products.  Certain contracts with customers include variable consideration, such as rebates or discounts.  The Company recognizes estimates of this variable consideration each period, primarily based on the most likely level of consideration to be paid to the customer under the specific terms of the underlying programs.  While the Company’s contracts with customers do not generally include explicit rights to return product, the Company will in practice allow returns in the normal course of business and as part of the customer relationship.  Expected returns allowances are recognized each period based on an analysis of historical experience, and when physical recovery of the product from returns occurs, an estimated right to return asset is also recorded based on the approximate cost of the product.

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	March 31,	December 31,	Statement of Financial Position
	2020	2019	Classification
Returns, discounts and other allowances	$(797)	$(589)	Accounts receivable
Right of return asset	303	312	Inventories, net
Customer deposits	(226)	(269)	Other current liabilities
Accrued rebates	(2,168)	(2,349)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales.  The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Selling, General and Administrative expenses for the Company’s manufacturing business and as Cost of Sales for the Company’s distribution business. Costs for shipments to customers were approximately $1.7 million and $2.2 million in Selling, General and Administrative expenses for the quarters ended March 31, 2020 and 2019, respectively, and were approximately $1.4 million and $1.5 million in Cost of Sales for the quarters ended March 31, 2020 and 2019, respectively.

Based on the short-term nature of contracts described above, contract acquisition costs are not significant. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3.  Acquisition

On August 26, 2019, the Company acquired the assets of Tuffy Manufacturing Industries, Inc. (“Tuffy”), a warehouse distributor of tire repair equipment and supplies, which is included in the Company’s Distribution Segment. The Tuffy acquisition aligns with the Company’s strategy to grow in key niche markets and focus on strategic account customers. The purchase price for the acquisition was $18.7 million, which includes a working capital adjustment of $0.7 million that was paid during the quarter ended March 31, 2020. The Company funded the acquisition using available cash.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Assets acquired:
Accounts receivable	$2,105
Inventories	2,719
Prepaid expenses	43
Property, plant and equipment	124
Right of use asset - operating leases	229
Intangible assets	8,400
Goodwill	7,143
Assets acquired	$20,763

Liabilities assumed:
Accounts payable	$1,675
Accrued expenses	143
Operating lease liability - short term	112
Operating lease liability - long term	117
Total liabilities assumed	2,047

Net acquisition cost	$18,716

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

4.  Assets Held for Sale

As of March 31, 2020 and December 31, 2019, a building with a carrying value of $1.9 million was classified as held for sale and is included in Other Assets.  During the first quarter of 2019, the Company sold a building, which had previously been held for sale, for net proceeds of $4.5 million. Both buildings were in the Material Handling Segment.

When a facility meets held for sale classification criteria, it is also evaluated for impairment by comparing its carrying value to its estimated fair value less estimated costs to sell. Estimated fair value of these buildings was based on third party offers, which are Level 2 inputs. No impairment related to assets held for sale was recognized in the quarter ended March 31, 2020. An impairment charge of $0.9 million was recorded during the quarter ended March 31, 2019 in connection with a building meeting the held for sale criteria.

5.  Settlement of Note Receivable and Lease Guarantee

In 2015, the Company sold its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”), which later became HC Companies, Inc. (“HC”). The terms of the sale included promissory notes from HC. Due to uncertainty of collection, a provision for expected loss of $23.0 million was recorded within continuing operations during the third quarter of 2018 to fully impair the notes and corresponding interest receivable. The Company also ceased recognizing interest income following the recording of the provision.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Also, in connection with the sale of the Lawn and Garden business, the Company became a guarantor for one of HC’s facility leases expiring in September 2025 for any remaining rent payments under the lease if HC was unable to meet its obligations. Annual rent for the facility is approximately $2 million. Due to the financial risk associated with HC, the Company assessed its range of potential obligations under the lease guarantee, and recorded a liability and related pre-tax charge of $10.3 million during the third quarter of 2018. The carrying value of the lease contingency as of December 31, 2019 was $10.7 million, which represented the initial liability recorded plus accretion and was included in Other Liabilities.

In January 2020, the Company sold to HC the fully-reserved promissory notes and related accrued interest receivable in exchange for $1.2 million and the release from the lease guarantee resulting in an $11.9 million pre-tax gain.

6.  Restructuring

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”) that operates within the Company’s Material Handling Segment. The Company plans to consolidate manufacturing operations currently conducted at Ameri-Kart’s Cassopolis, Michigan and Bristol, Indiana facilities with expanded operations in a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, the Company entered into an agreement where a new manufacturing and distribution facility in Bristol, Indiana will be constructed, and when substantially complete, the Company will lease that new facility and sell its existing facility in Bristol, Indiana. In December 2019, the Company also provided one year advance termination notice on the lease of its Cassopolis, Michigan facility. The Ameri-Kart Plan is expected to be substantially completed in the second half of 2020 and total restructuring costs expected to be incurred are approximately $1.1 million, primarily related to equipment relocation and facility shut down costs. The Ameri-Kart Plan is expected to be substantially completed in the second half of 2020.

In March 2019, the Company committed to implementing transformation initiatives within the Company’s Distribution Segment (the “Distribution Transformation Plan”) that are intended to increase sales force effectiveness, reduce costs and improve contribution margins. The Company realigned its Distribution Segment’s commercial sales structure, which included the elimination of certain sales and administrative positions, and put into place plans to expand its e-commerce platform. All actions under the Distribution Transformation Plan were substantially completed by the end of 2019.

The restructuring charges noted above for the quarter ended March 31, 2020 and 2019 are as follows:

	For the Quarter Ended March 31,
	2020			2019
Segment	Cost of Sales	SG&A	Total	Cost of Sales	SG&A	Total
Distribution	$—	$—	$—	$—	$901	$901
Material Handling	—	—	—	—	—	—
Total	$—	$—	$—	$—	$901	$901

7.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 50 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. Based on management’s projections of inventory levels and costs, no adjustment to the LIFO reserve was recorded for the quarters ended March 31, 2020 or 2019.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Inventories consisted of the following:

	March 31,	December 31,
	2020	2019
Finished and in-process products	$35,916	$32,537
Raw materials and supplies	13,211	11,723
	$49,127	$44,260

8.  Other Liabilities

The balance in Other Current Liabilities is comprised of the following:

	March 31,	December 31,
	2020	2019
Customer deposits and accrued rebates	$2,394	$2,618
Dividends payable	5,060	5,114
Accrued litigation, claims and professional fees	804	479
Current portion of environmental reserves	1,471	1,533
Accrued product replacement costs	1,378	1,835
Other accrued expenses	5,456	6,745
	$16,563	$18,324

In August 2019, a manufacturing defect was identified for certain boxes produced within the Material Handling segment in May and June 2019. Certain of the affected boxes require replacement. The total range of cost to replace these boxes is estimated to be $3.5 million to $4.0 million. In the quarter ended September 30, 2019, $3.5 million of estimated costs were recorded related to this matter, of which $1.4 million remains accrued as of March 31, 2020 and is included within Other Current Liabilities.

The balance in Other Liabilities (long-term) is comprised of the following:

	March 31,	December 31,
	2020	2019
Lease guarantee contingency	$—	$10,724
Environmental reserves	6,629	6,658
Supplemental executive retirement plan liability	1,701	1,776
Pension liability	972	956
Other long-term liabilities	2,471	2,468
	$11,773	$22,582

9.  Goodwill and Intangible Assets

The change in goodwill for the quarter ended March 31, 2020 was as follows:

	Distribution	Material Handling	Total
January 1, 2020	$7,716	$59,058	$66,774
Purchase accounting adjustment	(68)	—	(68)
Foreign currency translation	—	(896)	(896)
March 31, 2020	$7,648	$58,162	$65,810

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $9.8 million at both March 31, 2020 and December 31, 2019. Refer to Note 3 for the intangible assets acquired through the Tuffy acquisition during the quarter ended September 30, 2019.

10.  Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended March 31,
	2020	2019
Weighted average common shares outstanding basic	35,723,979	35,388,989
Dilutive effect of stock options and restricted stock	104,449	305,841
Weighted average common shares outstanding diluted	35,828,428	35,694,830

Options to purchase 401,197 and 655,086 shares of common stock that were outstanding for the quarters ended March 31, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

Stock compensation expense was approximately $0.7 million and $1.0 million for the quarters ended March 31, 2020 and 2019, respectively. These expenses are included in Selling, General and Administrative expenses. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at March 31, 2020 was approximately $2.7 million, which will be recognized over the next three years, as such compensation is earned.

12.  Contingencies

The Company is a defendant in various lawsuits and a party to various other legal proceedings arising in the ordinary course of business, some of which are covered in whole or in part by insurance. When a loss arising from these matters is probable and can reasonably be estimated, the most likely amount of the estimated probable loss is recorded, or if a range of probable loss can be estimated and no amount within the range is a better estimate than any other amount, the minimum amount in the range is recorded. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.

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

A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, the Company received preliminary estimates from its consultants for the cost of the execution of the work plan. Based on these preliminary estimates, the Company recognized additional expense of $4.0 million during second quarter of 2019.  These preliminary estimates will continue to be refined through the finalization and approval of the draft work plan, which is anticipated to occur in 2020. The Company believes it has insurance coverage that applies to the New Idria Mine and thus may be able to recover a portion of the estimated costs; however, as of March 31, 2020, the Company has not recognized potential recovery in its consolidated financial statements.

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $9.9 million of costs, of which approximately $3.3 million has been paid to date. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible insurance resources and other PRPs, EPA oversight fees, past cost claims made by the EPA (who, as of April 2020, is represented by the U.S. Department of Justice), periodic monitoring, and responses to unilateral administrative orders issued by the EPA. No expenses were recorded related to the New Idria Mine in the quarters ended March 31, 2020 or 2019. As of March 31, 2020, the Company has a total reserve of $6.6 million related to the New Idria Mine, of which $1.2 million is classified in Other Current Liabilities and $5.4 million in Other Liabilities (long-term).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  No costs were incurred related to New Almaden in the quarters ended March 31, 2020 or 2019. As of March 31, 2020, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities (long-term).

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

13.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	March 31,	December 31,
	2020	2019
Loan Agreement	$—	$—
4.67% Senior Unsecured Notes due January 15, 2021	40,000	40,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	78,000	78,000
Less unamortized deferred financing costs	725	824
	77,275	77,176
Less current portion long-term debt	39,937	—
Long-term debt	$37,338	$77,176

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement amended the pre-existing senior revolving credit facility’s borrowing limit to $200 million, inclusive of letters of credit, and extended the maturity date from December 2018 to March 2022. As of March 31, 2020, the Company had $194.2 million available under the Loan Agreement. The Company had $5.8 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 12. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between January 2021 and January 2026. At March 31, 2020, $78 million of the Notes were outstanding.

The weighted average interest rate on borrowings under the Company’s long-term debt was 6.24% and 6.23% for the quarters ended March 31, 2020 and 2019, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of March 31, 2020, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted).

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

Net periodic pension cost is as follows:

	For the Quarter Ended March 31,
	2020	2019
Interest cost	$48	$60
Expected return on assets	(51)	(46)
Amortization of net loss	20	24
Net periodic pension cost	$17	$38

The Company expects to make a contribution to the plan of $150 in 2020.

15.  Income Taxes

The Company’s effective tax rate was 24.8% for the quarter ended March 31, 2020 compared to 27.6% for the quarter ended March 31, 2019. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.1 million at March 31, 2020 and December 31, 2019.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of March 31, 2020, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The Company is subject to state and local examinations for tax years of 2013 through 2018. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2014 through 2018.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. While the Company expects to realize certain benefits under the CARES Act and is continuing to evaluate its impacts, it does not believe the CARES Act will materially affect its consolidated financial statements.

16.  Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for manufacturing facilities, distribution centers, warehouses, office space and equipment, with remaining lease terms of one to eight years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the statement of financial position; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Operating leases with an initial term greater than 12 months are included in right of use asset – operating leases (“ROU assets”), operating lease liability – short term, and operating lease liability – long term in the Condensed Consolidated Statement of Financial Position (Unaudited).

The ROU assets represent the right to use an underlying asset for the lease term and the lease liabilities represent the obligation to make lease payments. ROU assets and lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. When leases do not provide an implicit rate, the Company’s incremental borrowing rate is used, which is then applied at the portfolio level, based on the information available at commencement date in determining the present value of lease payments. The Company has also elected not to separate lease and non-lease components. The lease terms include options to extend or terminate the lease when it is reasonably certain the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to leases include:

	March 31,	December 31,
	2020	2019
Right of use asset - operating leases	$5,355	$5,901

Operating lease liability - short-term	$1,803	$2,057
Operating lease liability - long-term	3,778	4,074
Total operating lease liabilities	$5,581	$6,131

The components of lease expense include:

		For the Quarter Ended March 31,
Lease Cost	Classification	2020	2019
Operating lease cost (1)	Cost of sales	$399	$415
Operating lease cost (1)	Selling, general and administrative expenses	441	471
Total lease cost		$840	$886

(1)	Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Quarter Ended March 31,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$622	$561
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$70

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.16	4.23
Weighted-average discount rate
Operating leases	5.0%	5.0%

Maturity of Lease Liabilities - As of March 31, 2020	Operating Leases
2020 (1)	$1,682
2021	1,339
2022	1,189
2023	1,016
2024	339
After 2024	621
Total lease payments	6,186
Less: Interest	(605)
Present value of lease liabilities	$5,581

(1)	Represents amounts due in 2020 after March 31, 2020

In December 2019, the Company entered into an agreement where a new manufacturing and distribution facility in Bristol, Indiana will be constructed, and when it is substantially complete, the Company will lease that new facility and sell its existing facility in Bristol, Indiana. As described in Note 6, this agreement was in connection with the Ameri-Kart Plan, which includes facility consolidation for this business within the Material Handling Segment. This lease is not included in the tables disclosed above because it has not yet commenced; it commences when the facility is substantially complete, which is expected to be in the second half of 2020. Upon commencement, the lease has an initial term of fifteen years with base annual rent of approximately $0.8 million during the first year. Inclusive of scheduled increases the total expected future minimum lease payments during the initial term of the lease is approximately $13.5 million, but may vary depending on the actual cost of certain construction activities. At commencement of this lease, the Company expects assets and liabilities within the Consolidated Statement of Financial Position to each increase by approximately $9 million.

17.  Industry Segments

The Company manages its business under two operating segments, Material Handling and Distribution, consistent with the manner in which the Chief Operating Decision Maker (“CODM”) evaluates performance and makes resource allocation decisions. None of the reportable segments include operating segments that have been aggregated.  These segments contain individual business components that have been combined on the basis of common management, customers, products, production processes and other economic characteristics. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Total sales from foreign business units were approximately $9.0 million and $12.8 million for the quarters ended March 31, 2020 and 2019, respectively.

Summarized segment detail for the quarters ended March 31, 2020 and 2019 are presented in the following table:

	For the Quarter Ended March 31,
	2020	2019
Net Sales
Material Handling	$84,076	$102,951
Distribution	38,195	36,174
Inter-company sales	(21)	(10)
Total net sales	$122,250	$139,115

Operating income
Material Handling	$15,167	$16,207
Distribution	1,850	213
Corporate (1)	6,281	(6,202)
Total operating income	23,298	10,218
Interest expense, net	(1,069)	(1,049)
Income from continuing operations before income taxes	$22,229	$9,169

(1)	Corporate results for the quarter ended March 31, 2020 include the $11.9 million gain on sale of notes receivable as described in Note 5.

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

Specific factors that could cause such a difference include, without limitation, impacts from the novel coronavirus (COVID-19) pandemic on our business, operations, customers and capital position; the impact of COVID-19 on local, national and global economic conditions;  the effects of various governmental responses to the COVID-19 pandemic; raw material availability, increases in raw material costs, or other production costs; risks associated with our strategic growth initiatives or the failure to achieve the anticipated benefits of such initiatives; unanticipated downturn in business relationships with customers or their purchases; competitive pressures on sales and pricing; changes in the markets for the Company’s business segments; changes in trends and demands in the markets in which the Company competes; operational problems at our manufacturing facilities or unexpected failures at those facilities; future economic and financial conditions in the United States and around the world; inability of the Company to meet future capital requirements; claims, litigation and regulatory actions against the Company; changes in laws and regulations affecting the Company; and other risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as updated in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. Given these factors, as well as other variables that may affect our operating results, readers should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company expressly disclaims any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

Executive Overview

The Company conducts its business activities in two reportable segments: The Material Handling Segment and the Distribution Segment. The former Brazil Business, which was sold in December 2017, is classified as discontinued operations in all periods presented.

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

The Company’s results of operations for the quarter ended March 31, 2020 are discussed below.  However, the Company’s past results of operations may not reflect its future operating trends. In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s operations, particularly for the remainder of 2020.  Regulatory actions in response to COVID-19 have varied across jurisdictions and have included closure of nonessential businesses. The duration and extent of these measures is unknown. Through the date of this report, most of the Company’s businesses are considered essential because they supply food and agricultural, automotive, healthcare, industrial and consumer end markets.  Accordingly, those businesses have continued to operate.  However, two manufacturing facilities of our Ameri-Kart business in the Material Handling segment and our Distribution business in Central America have been temporarily closed due to the regulatory requirements resulting from the pandemic.  Beyond the impact of these temporary closures, some of our businesses will be affected by the broader economic effects from COVID-19 and related regulatory actions, including customer demand for our products.  The Company believes it is well-positioned to manage through this uncertainty – it has a strong balance sheet, with sufficient liquidity and borrowing capacity, and a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended March 31, 2020 to the Quarter Ended March 31, 2019

Net Sales:

(dollars in millions)	Quarter Ended March 31,
Segment	2020	2019	Change	% Change
Material Handling	$84.1	$102.9	$(18.8)	(18)%
Distribution	38.2	36.2	2.0	6%
Inter-company sales	—	—	—
Total net sales	$122.3	$139.1	$(16.8)	(12)%

Net sales for the quarter ended March 31, 2020 were $122.3 million, a decrease of $16.8 million or 12% compared to the quarter ended March 31, 2019. Net sales were negatively impacted by lower volume, primarily in the Material Handling Segment, of $20.6 million and lower pricing of $1.2 million, and were partially offset by $5.0 million of incremental sales due to the Tuffy acquisition, in the Distribution Segment, on August 26, 2019. Tuffy’s historical annual sales are approximately $20 million.

Net sales in the Material Handling Segment decreased $18.8 million or 18% for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019. The decrease in net sales was due to lower volume of $17.6 million and lower pricing of $1.2 million. The lower volume was primarily due to declines in the vehicle market, food and beverage market and the industrial market.

Net sales in the Distribution Segment increased $2.0 million or 6% for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019, primarily as a result of $5.0 million of incremental sales due to the Tuffy acquisition partially offset by lower volume of $3.0 million.

Cost of Sales & Gross Profit:

	Quarter Ended March 31,
(dollars in millions)	2020	2019	Change	% Change
Cost of sales	$79.8	$93.6	$(13.8)	(15)%
Gross profit	$42.5	$45.6	$(3.1)	(7)%
Gross profit as a percentage of sales	34.8%	32.7%

Gross profit margin increased to 34.8% in the quarter ended March 31, 2020 compared to 32.7% for the quarter ended March 31, 2019, primarily due to lower commodity raw material costs.

Gross profit decreased $3.1 million, or 7%, primarily due to lower volume as described under Net Sales above, partly offset by lower commodity raw material costs.

Selling, General and Administrative Expenses:

	Quarter Ended March 31,
(dollars in millions)	2020	2019	Change	% Change
SG&A expenses	$31.1	$34.5	$(3.4)	(10)%
SG&A expenses as a percentage of sales	25.4%	24.8%

Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2020 were $31.1 million, a decrease of $3.4 million or 10% compared to the same period in the prior year. SG&A expenses in the first quarter 2020 were impacted primarily by lower compensation and benefit costs of $1.8 million, lower freight of $0.5 million and savings from the Distribution Transformation Plan, that were partly offset by $0.9 million of incremental SG&A from the Tuffy acquisition on August 26, 2019. SG&A expense comparisons were also impacted by $0.9 million of restructuring costs incurred in the prior year related to the implementation of the Distribution Transformation Plan that did not reoccur in 2020.

Restructuring:

As discussed in Note 6, the Company has implemented various restructuring programs.

In the Material Handling Segment, the Ameri-Kart Plan involves consolidation of two manufacturing facilities into a single new manufacturing facility, and is expected to be substantially completed in the second half of 2020. In connection with this plan, the Company plans to commence a new facility lease once construction of the new facility is substantially completed, as described in Note 16. Although site preparation for construction has commenced, no restructuring costs were incurred during the quarters ended March 31, 2020 or 2019 related to the Ameri-Kart Plan. As previously announced, the Company expects annualized benefits of approximately $1.5 million upon completion.

The Distribution Transformation Plan was announced during the first quarter of 2019 and was substantially completed by the end of 2019. No costs were incurred during the quarter ended March 31, 2020. Restructuring costs of $0.9 million were incurred during the quarter ended March 31, 2019.

Impairment Charges:

During the quarter ended March 31, 2019, the Company recognized a $0.9 million impairment charge in connection with classifying a previously-closed facility as held for sale. See further discussion in Note 4.

Gain on Sale of Notes Receivable:

During the quarter ended March 31, 2020, the Company recorded a pre-tax gain of $11.9 million related to the sale to HC of the fully-reserved promissory notes and related accrued interest receivable in exchange for $1.2 million and the release from a lease guarantee with a carrying value of $10.7 million related to one of HC’s facilities as discussed in Note 5.

Net Interest Expense:

	Quarter Ended March 31,
(dollars in millions)	2020	2019	Change	% Change
Net interest expense	$1.1	$1.0	$0.1	10%
Average outstanding borrowings, net	$78.0	$78.0	$0.0	0%
Weighted-average borrowing rate	6.24%	6.23%

Net interest expense for the quarter ended March 31, 2020 was $1.1 million, an increase of $0.1 million, or 10%, compared with $1.0 million for the quarter ended March 31, 2019. The higher net interest expense was due primarily to lower interest income in the current year.

Income Taxes:

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Income from continuing operations before income taxes	$22.2	$9.2
Income tax expense	$5.5	$2.5
Effective tax rate	24.8%	27.6%

The Company’s effective tax rate was 24.8% for the quarter ended March 31, 2020, compared to 27.6% for the quarter ended March 31, 2019. The decrease in the effective tax rate was primarily the result of lower non-deductible expenses. Refer to Note 15.

Financial Condition, Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At March 31, 2020, the Company had $73.2 million of cash, $194.2 million available under the Loan Agreement and outstanding debt with face value of $78.0 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the uncertainty caused by COVID-19. The Company believes that cash on hand, cash flows from operations and available capacity under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Net cash provided by operating activities from continuing operations was $5.0 million for the quarter ended March 31, 2020, compared to $5.3 million in the same period in 2019. The decrease was primarily due to lower volume and its effects on working capital partly offset by lower incentive compensation payments.

Net cash provided by operating activities from discontinued operations was $7.3 million in 2019 and resulted from the remaining receipt of the tax benefit from the worthless stock deduction related to the sale of the Brazil Business in 2017.

Investing Activities

Net cash used by investing activities of continuing operations was $2.0 million for the quarter ended March 31, 2020 compared to cash provided of $1.6 million for the quarter ended March 31, 2019. During the first quarter of 2020 the Company paid the working capital adjustment of $0.7 million related to the 2019 acquisition of Tuffy discussed in Note 3. Capital expenditures were $2.5 million and $2.9 million for the quarter ended March 31, 2020 and 2019, respectively. Full year 2020 capital expenditures are expected to be approximately $15 million. Proceeds from the sale of notes receivable were $1.2 million in 2020, as discussed in Note 5. Proceeds from the sale of fixed assets were $4.5 million in 2019, substantially all of which was derived from the sale of a building previously classified as held for sale, as discussed in Note 4.

Financing Activities

There were no net payments or borrowings on the credit facility for the quarter ended March 31, 2020 or 2019. The Company used cash to pay dividends of $4.9 million and $4.9 million for the quarters ended March 31, 2020 and 2019, respectively.

Credit Sources

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement amended the pre-existing senior revolving credit facility’s borrowing limit to $200 million, inclusive of letters of credit, and extended the maturity date from December 2018 to March 2022. As of March 31, 2020, the Company had $5.8 million of letters of letters of credit issued related to insurance and other financing contracts in the ordinary course of business, including the $2 million provided to the EPA as described in Note 12, and there was $194.2 million available under our Loan Agreement. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.

At March 31, 2020, $78 million face value of Senior Unsecured Notes are outstanding. The series of four notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between January 15, 2021 and 2026. The $40 million note of these Senior Unsecured Notes is due January 15, 2021.

As of March 31, 2020, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended March 31, 2020 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	14.04
Leverage Ratio	3.25 to 1 (maximum)	1.22

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. As of March 31, 2020, the Company has no borrowings outstanding under its floating rate debt.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At March 31, 2020, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 12, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report, and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s disclosures relating to legal proceedings in Note 12, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report is incorporated into Part II of this report by reference. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

For a discussion of risk factors related to the Company, refer to Part 1, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The following risk factor should be read in conjunction with the risk factors described in the Annual Report on Form 10-K.

The COVID-19 pandemic could negatively affect our business, financial position, results of operations and/or liquidity.

In December 2019, a strain of coronavirus (COVID-19) first surfaced in Wuhan, China, and has since been labeled a pandemic and has spread rapidly to other areas of the world, including our primary markets. Regulatory actions in response to the COVID-19 pandemic have included closure of nonessential businesses and other requirements to maintain social distance and limit further spread of the coronavirus. Through the date of this report, most of our businesses are considered essential because they supply food and agricultural, automotive, healthcare, industrial and consumer end markets.  Accordingly, these businesses have continued to operate.  However, two manufacturing facilities of our Ameri-Kart business in the Material Handling segment and our Distribution business in Central America have been temporarily closed due to the regulatory requirements resulting from the pandemic.  Beyond the impact of these temporary closures, some of our businesses will be affected by the broader economic effects from the COVID-19 and related regulatory actions, including customer demand for our products. While we have so far been able to source required materials and products at reasonable cost, the pandemic may also affect our supply chain in ways that are beyond our control.  We may also incur costs or experience further disruption to comply with new or changing regulations in response to the pandemic.

The overall magnitude of the COVID-19 pandemic, including the extent of its direct and indirect impact on our business, financial position, results of operations or liquidity is inherently uncertain due to the rapid development and fluidity of the situation. Further, the ultimate impact of the COVID-19 pandemic depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the COVID-19 pandemic; the severity and duration of outbreaks of the virus; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery, particularly in our end markets, when the COVID-19 pandemic subsides.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plan during the quarter ended March 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
1/1/2020 to 1/31/2020	—	$—	5,547,665	2,452,335
2/1/2020 to 2/29/2020	—	—	5,547,665	2,452,335
3/1/2020 to 3/31/2020	—	—	5,547,665	2,452,335

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

Item 6. Exhibits

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 30, 2020.
10(a)	Senior Officer Severance Plan.* Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on February 27, 2020.
10(b)	Addendum to Senior Officer Severance Plan between the Company and Michael McGaugh.* Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 16, 2020.
10(c)	Non-Competition and Confidentiality Agreement between the Company and Michael McGaugh.* Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 16, 2020.
31.1	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin L. Brackman, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Kevin L. Brackman, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates executive compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

May 6, 2020	/s/ Kevin L. Brackman
Kevin L. Brackman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)