Form 10-Q
period 2020-06-30
MYERS INDUSTRIES INC
filed 2020-07-30
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the issuer’s common stock, without par value, as of July 24, 2020 was 35,794,830 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$118,394	$134,285	$240,644	$273,400
Cost of sales	75,821	87,349	155,588	180,905
Gross profit	42,573	46,936	85,056	92,495
Selling, general and administrative expenses	30,317	36,809	61,433	71,277
Gain on disposal of fixed assets	—	(55)	(7)	(98)
Impairment charges	—	—	—	916
Gain on sale of notes receivable	—	—	(11,924)	—
Operating income	12,256	10,182	35,554	20,400
Interest expense, net	1,194	1,017	2,263	2,066
Income from continuing operations before income taxes	11,062	9,165	33,291	18,334
Income tax expense	2,694	2,559	8,197	5,085
Income from continuing operations	8,368	6,606	25,094	13,249
Income from discontinued operations, net of income tax	—	—	—	127
Net income	$8,368	$6,606	$25,094	$13,376
Income per common share from continuing operations:
Basic	$0.23	$0.19	$0.70	$0.37
Diluted	$0.23	$0.18	$0.70	$0.37
Income (loss) per common share from discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net income per common share:
Basic	$0.23	$0.19	$0.70	$0.37
Diluted	$0.23	$0.18	$0.70	$0.37

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$8,368	$6,606	$25,094	$13,376
Other comprehensive income (loss):
Foreign currency translation adjustment	1,220	758	(1,535)	1,535
Total other comprehensive income (loss)	1,220	758	(1,535)	1,535
Comprehensive income	$9,588	$7,364	$23,559	$14,911

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2020	2019
Assets
Current Assets
Cash	$72,322	$75,527
Accounts receivable, less allowances of $2,542 and $1,945, respectively	71,270	62,279
Income tax receivable	—	142
Inventories, net	49,551	44,260
Prepaid expenses and other current assets	5,746	2,834
Total Current Assets	198,889	185,042
Property, plant, and equipment, net	54,328	54,964
Right of use asset - operating leases	4,801	5,901
Goodwill	66,202	66,774
Intangible assets, net	26,366	30,754
Deferred income taxes	856	5,807
Other	3,403	3,897
Total Assets	$354,845	$353,139

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$44,857	$46,867
Accrued employee compensation	10,424	12,488
Income taxes payable	2,834	—
Accrued taxes payable, other than income taxes	1,315	1,104
Accrued interest	1,785	1,785
Other current liabilities	17,726	18,324
Operating lease liability - short-term	1,546	2,057
Long-term debt - current portion	39,956	—
Total Current Liabilities	120,443	82,625
Long-term debt	37,420	77,176
Operating lease liability - long-term	3,478	4,074
Other liabilities	11,809	22,582
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,784,525 and 35,710,934; net of treasury shares of 6,767,932 and 6,841,523, respectively)	21,845	21,785
Additional paid-in capital	297,522	296,363
Accumulated other comprehensive loss	(17,884)	(16,349)
Retained deficit	(119,788)	(135,117)
Total Shareholders’ Equity	181,695	166,682
Total Liabilities and Shareholders’ Equity	$354,845	$353,139

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended June 30, 2020
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2020	$21,828	$296,736	$(19,104)	$(123,237)	$176,223
Net income	—	—	—	8,368	8,368
Foreign currency translation adjustment	—	—	1,220	—	1,220
Shares issued under incentive plans, net of shares withheld for tax	17	93	—	—	110
Stock compensation expense	—	693	—	—	693
Declared dividends - $0.135 per share	—	—	—	(4,919)	(4,919)
Balance at June 30, 2020	$21,845	$297,522	$(17,884)	$(119,788)	$181,695

	Quarter Ended June 30, 2019
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2019	$21,627	$292,608	$(17,503)	$(138,306)	$158,426
Net income	—	—	—	6,606	6,606
Foreign currency translation adjustment	—	—	758	—	758
Shares issued under incentive plans, net of shares withheld for tax	19	196	—	—	215
Stock compensation expense	—	1,262	—	—	1,262
Declared dividends - $0.135 per share	—	—	—	(4,857)	(4,857)
Balance at June 30, 2019	$21,646	$294,066	$(16,745)	$(136,557)	$162,410

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2020
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2020	$21,785	$296,363	$(16,349)	$(135,117)	$166,682
Net income	—	—	—	25,094	25,094
Foreign currency translation adjustment	—	—	(1,535)	—	(1,535)
Shares issued under incentive plans, net of shares withheld for tax	60	(187)	—	—	(127)
Stock compensation expense	—	1,346	—	—	1,346
Declared dividends - $0.27 per share	—	—	—	(9,765)	(9,765)
Balance at June 30, 2020	$21,845	$297,522	$(17,884)	$(119,788)	$181,695

	Six Months Ended June 30, 2019
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2019	$21,547	$292,558	$(18,280)	$(141,187)	$154,638
Net income	—	—	—	13,376	13,376
Adoption of ASU 2016-02	—	—	—	905	905
Foreign currency translation adjustment	—	—	1,535	—	1,535
Shares issued under incentive plans, net of shares withheld for tax	99	(712)	—	—	(613)
Stock compensation expense	—	2,220	—	—	2,220
Declared dividends - $0.27 per share	—	—	—	(9,651)	(9,651)
Balance at June 30, 2019	$21,646	$294,066	$(16,745)	$(136,557)	$162,410

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$25,094	$13,376
Income (loss) from discontinued operations, net of income taxes	—	127
Income (loss) from continuing operations	25,094	13,249
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities
Depreciation	7,243	8,051
Amortization	4,518	4,046
Non-cash stock-based compensation expense	1,346	2,220
Gain on disposal of fixed assets	(7)	(98)
Gain on sale of notes receivable	(11,924)	—
Impairment charges	—	916
Other	407	340
Payments on long-term performance based compensation	—	(413)
Other long-term liabilities	478	3,514
Cash flows provided by (used for) working capital
Accounts receivable	(9,672)	(56)
Inventories	(5,453)	1,450
Prepaid expenses and other current assets	(2,926)	(2,041)
Accounts payable and accrued expenses	2,681	(15,005)
Net cash provided by (used for) operating activities - continuing operations	11,785	16,173
Net cash provided by (used for) operating activities - discontinued operations	—	7,297
Net cash provided by (used for) operating activities	11,785	23,470
Cash Flows From Investing Activities
Capital expenditures	(5,589)	(4,406)
Acquisition of business	(691)	—
Proceeds from sale of property, plant and equipment	—	7,514
Proceeds on sale of notes receivable	1,200	—
Net cash provided by (used for) investing activities - continuing operations	(5,080)	3,108
Net cash provided by (used for) investing activities - discontinued operations	—	—
Net cash provided by (used for) investing activities	(5,080)	3,108
Cash Flows From Financing Activities
Cash dividends paid	(9,736)	(9,733)
Proceeds from issuance of common stock	235	365
Shares withheld for employee taxes on equity awards	(362)	(978)
Net cash provided by (used for) financing activities - continuing operations	(9,863)	(10,346)
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(9,863)	(10,346)
Foreign exchange rate effect on cash	(47)	79
Net (decrease) increase in cash	(3,205)	16,311
Cash at January 1	75,527	58,894
Cash at June 30	$72,322	$75,205

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

Results from our former Brazil Business, which was sold in 2017, are presented as discontinued operations. Net cash flows provided by discontinued operations in 2019 resulted from the remaining receipt of the tax benefit from a worthless stock deduction, which was recognized as part of the sale. Net income from discontinued operations for the six months ended June 30, 2019 related to interest income net of tax recognized on the receipt of the tax benefit in the first quarter of 2019. There was no discontinued operations activity for the quarter and six months ended June 30, 2020.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2020 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2020.

Accounting Standards Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR). The amendments in this update are effective for the Company as of March 12, 2020 through December 31, 2022. The Company adopted this standard effective March 12, 2020. The adoption of this standard had no effect in the quarter or six months ended June 30, 2020, and its future impact will depend on the manner in which the Company and its lenders ultimately address the removal of LIBOR as it relates to the Loan Agreement described in Note 13.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 13, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of any revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At June 30, 2020 and December 31, 2019, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated to be $80.5 million and $79.0 million, respectively.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2020	$(14,602)	$(1,747)	$(16,349)
Other comprehensive income (loss) before reclassifications	(1,535)	—	(1,535)
Net current-period other comprehensive income (loss)	(1,535)	—	(1,535)
Balance at June 30, 2020	$(16,137)	$(1,747)	$(17,884)

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

The change in the allowance for credit losses for the six months ended June 30, 2020 was as follows:

2020
Balance at January 1	$1,356
Provision for expected credit loss, net of recoveries	447
Write-offs and other	(286)
Balance at June 30	$1,517

2.  Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended June 30, 2020
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$31,211	$—	$—	$31,211
Vehicle	13,813	—	—	13,813
Food and beverage	9,072	—	—	9,072
Industrial	26,759	—	(2)	26,757
Auto aftermarket	—	37,541	—	37,541
Total net sales	$80,855	$37,541	$(2)	$118,394

	For the Quarter Ended June 30, 2019
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$22,515	$—	$—	$22,515
Vehicle	21,962	—	—	21,962
Food and beverage	16,818	—	—	16,818
Industrial	34,607	—	(12)	34,595
Auto aftermarket	—	38,395	—	38,395
Total net sales	$95,902	$38,395	$(12)	$134,285

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Six Months Ended June 30, 2020
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$51,498	$—	$—	$51,498
Vehicle	30,125	—	—	30,125
Food and beverage	26,491	—	—	26,491
Industrial	56,817	—	(23)	56,794
Auto aftermarket	—	75,736	—	75,736
Total net sales	$164,931	$75,736	$(23)	$240,644

	For the Six Months Ended June 30, 2019
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$40,300	$—	$—	$40,300
Vehicle	44,482	—	—	44,482
Food and beverage	41,967	—	—	41,967
Industrial	72,104	—	(22)	72,082
Auto aftermarket	—	74,569	—	74,569
Total net sales	$198,853	$74,569	$(22)	$273,400

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	June 30,	December 31,	Statement of Financial Position
	2020	2019	Classification
Returns, discounts and other allowances	$(1,025)	$(589)	Accounts receivable
Right of return asset	377	312	Inventories, net
Customer deposits	(19)	(269)	Other current liabilities
Accrued rebates	(3,174)	(2,349)	Other current liabilities

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales.  The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Selling, General and Administrative expenses for the Company’s manufacturing business and as Cost of Sales for the Company’s distribution business. Costs for shipments to customers in Selling, General and Administrative expenses were approximately $1.7 million and $2.0 million for the quarters ended June 30, 2020 and 2019, respectively, and $3.3 million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively, and in Cost of Sales were approximately $1.5 million for each of the quarters ended June 30, 2020 and 2019 and $2.9 million for each of the six months ended June 30, 2020 and 2019.

Based on the short-term nature of contracts described above, contract acquisition costs are not significant. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3.  Acquisition

On August 26, 2019, the Company acquired the assets of Tuffy Manufacturing Industries, Inc. (“Tuffy”), a warehouse distributor of tire repair equipment and supplies, which is included in the Distribution Segment. The Tuffy acquisition aligns with the Company’s strategy to grow in key niche markets and focus on strategic account customers. The purchase price for the acquisition was $18.7 million, which includes a working capital adjustment of $0.7 million that was paid during the quarter ended March 31, 2020. The Company funded the acquisition using available cash.

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

4.  Assets Held for Sale

As of June 30, 2020 and December 31, 2019, a building with a carrying value of $1.9 million was classified as held for sale and is included in Other Assets.  During the first half of 2019, the Company sold two buildings, which had previously been held for sale, for total net proceeds of $7.4 million. These buildings were in the Material Handling Segment.

When a facility meets held for sale classification criteria, it is also evaluated for impairment by comparing its carrying value to its estimated fair value less estimated costs to sell. Estimated fair value of these buildings was based on third party offers, which are Level 2 inputs. No impairment related to assets held for sale was recognized in the quarters ended June 30, 2020 or 2019 or for the six months ended June 30, 2020. An impairment charge of $0.9 million was recorded during the six months ended June 30, 2019 in connection with a building meeting the held for sale criteria.

5.  Settlement of Note Receivable and Lease Guarantee

In 2015, the Company sold its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”), which later became HC Companies, Inc. (“HC”). The terms of the sale included promissory notes from HC. Due to uncertainty of collection, a provision for expected loss of $23.0 million was recorded within continuing operations during the third quarter of 2018 to fully impair the notes and corresponding interest receivable. The Company also ceased recognizing interest income following recognition of the provision.

Also, in connection with the sale of the Lawn and Garden business, the Company became a guarantor for any remaining rent payments under one of HC’s facility leases expiring in September 2025. Annual rent for the facility is approximately $2 million. Due to the financial risk associated with HC, the Company assessed its range of potential obligations under the lease guarantee, and recorded a liability and related pre-tax charge of $10.3 million during the third quarter of 2018. The carrying value of the lease contingency as of December 31, 2019 was $10.7 million, which represented the initial liability recorded plus accretion and was included in Other Liabilities.

In January 2020, the Company sold to HC the fully-reserved promissory notes and related accrued interest receivable in exchange for $1.2 million and the release from the lease guarantee resulting in an $11.9 million pre-tax gain.

6.  Restructuring

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”) that operates within the Material Handling Segment. The Company plans to consolidate manufacturing operations currently conducted at Ameri-Kart’s Cassopolis, Michigan and Bristol, Indiana facilities with expanded operations in a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, the Company entered into an agreement where a new manufacturing and distribution facility in Bristol, Indiana will be constructed, and when substantially complete, the Company will lease that new facility and sell its existing facility in Bristol, Indiana. In December 2019, the Company also provided one year advance termination notice on the lease of its Cassopolis, Michigan facility. The Ameri-Kart Plan is expected to be substantially completed in the first quarter of 2021 and total restructuring costs expected to be incurred are approximately $1.1 million, primarily related to equipment relocation and facility shut down costs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

In March 2019, the Company committed to implementing transformation initiatives within the Distribution Segment (the “Distribution Transformation Plan”) that are intended to increase sales force effectiveness, reduce costs and improve contribution margins. The Company realigned its Distribution Segment’s commercial sales structure, which included the elimination of certain sales and administrative positions, and put into place plans to expand its e-commerce platform. All actions under the Distribution Transformation Plan were substantially completed by the end of 2019.

No restructuring charges were incurred during the quarters ended June 30, 2020 and 2019. Charges for the above restructuring plans for the six months ended June 30, 2020 and 2019 are as follows:

	For the Six Months Ended June 30,
	2020			2019
Segment	Cost of Sales	SG&A	Total	Cost of Sales	SG&A	Total
Distribution	$—	$—	$—	$—	$901	$901
Material Handling	—	—	—	—	—	—
Total	$—	$—	$—	$—	$901	$901

7.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 50 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. Based on management’s projections of inventory levels and costs, no adjustment to the LIFO reserve was recorded for the quarter or six months ended June 30, 2020. During 2019, one inventory pool had a reduction in inventory quantities that was expected to remain through year-end, and therefore, a LIFO liquidation adjustment of $0.3 million was recorded to decrease cost of sales in the quarter and six months ended June 30, 2019.

Inventories consisted of the following:

	June 30,	December 31,
	2020	2019
Finished and in-process products	$35,837	$32,537
Raw materials and supplies	13,714	11,723
	$49,551	$44,260

8.  Other Liabilities

The balance in Other Current Liabilities is comprised of the following:

	June 30,	December 31,
	2020	2019
Customer deposits and accrued rebates	$3,193	$2,618
Dividends payable	5,143	5,114
Accrued litigation, claims and professional fees	869	479
Current portion of environmental reserves	1,471	1,533
Accrued product replacement costs	741	1,835
Other accrued expenses	6,309	6,745
	$17,726	$18,324

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

In August 2019, a manufacturing defect was identified for certain boxes produced within the Material Handling segment in May and June 2019. Certain of the affected boxes require replacement. The total range of cost to replace these boxes is estimated to be $3.5 million to $4.0 million. In the quarter ended September 30, 2019, $3.5 million of estimated costs were recorded related to this matter, of which $0.7 million remains accrued as of June 30, 2020 and is included within Other Current Liabilities.

The balance in Other Liabilities (long-term) is comprised of the following:

	June 30,	December 31,
	2020	2019
Lease guarantee contingency	$—	$10,724
Environmental reserves	6,600	6,658
Supplemental executive retirement plan liability	1,622	1,776
Pension liability	968	956
Other long-term liabilities	2,619	2,468
	$11,809	$22,582

9.  Goodwill and Intangible Assets

The change in goodwill for the six months ended June 30, 2020 was as follows:

	Distribution	Material Handling	Total
January 1, 2020	$7,716	$59,058	$66,774
Purchase accounting adjustment	(68)	—	(68)
Foreign currency translation	—	(504)	(504)
June 30, 2020	$7,648	$58,554	$66,202

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $9.8 million at both June 30, 2020 and December 31, 2019. Refer to Note 3 for the intangible assets acquired through the Tuffy acquisition during the quarter ended September 30, 2019.

10.  Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding basic	35,774,241	35,471,795	35,749,110	35,430,392
Dilutive effect of stock options and restricted stock	146,224	271,768	150,411	322,662
Weighted average common shares outstanding diluted	35,920,465	35,743,563	35,899,521	35,753,054

Options to purchase 455,958 and 466,658 shares of common stock that were outstanding for the for the quarter and six months ended June 30, 2020, respectively, and 643,813 and 648,313 for the quarter and six months ended June 30, 2019, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

Stock compensation expense was approximately $0.7 million and $1.3 million for the quarters ended June 30, 2020 and 2019, respectively, and $1.3 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. These expenses are included in Selling, General and Administrative expenses. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at June 30, 2020 was approximately $7.1 million, which will be recognized over the next three years, as such compensation is earned.

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

A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, the Company received preliminary estimates from its consultants for the cost of the execution of the work plan. Based on these preliminary estimates, the Company recognized additional expense of $4.0 million during the second quarter of 2019.  These preliminary estimates will continue to be refined through the finalization and approval of the draft work plan, which is anticipated to occur in 2020. The Company believes it has insurance coverage that applies to the New Idria Mine and thus may be able to recover a portion of the estimated costs; however, as of June 30, 2020, the Company has not recognized potential recovery in its consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $9.9 million of costs, of which approximately $3.4 million has been paid to date. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible insurance resources and other PRPs, EPA oversight fees, past cost claims made by the EPA (who, as of April 2020, is represented by the U.S. Department of Justice), periodic monitoring, and responses to unilateral administrative orders issued by the EPA. No expenses were recorded related to the New Idria Mine in the quarter and six months ended June 30, 2020. Expenses of $4.0 million were recorded in the quarter and six months ended June 30, 2019. As of June 30, 2020, the Company has a total reserve of $6.5 million related to the New Idria Mine, of which $1.1 million is classified in Other Current Liabilities and $5.4 million in Other Liabilities (long-term).

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

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  No costs were incurred related to New Almaden in the quarters or six months ended June 30, 2020 or 2019. As of June 30, 2020, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities (long-term).

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

Patent Infringement

On December 11, 2018, No Spill Inc. filed suit against Scepter Manufacturing LLC and Scepter Corporation (“Scepter”) in the United States District Court for the District of Kansas asserting infringement of two patents, breach of contract, and trade dress claims in relation to plastic gasoline containers Scepter manufactures and sells in the United States. A full schedule in the case has not yet issued. Scepter intends to defend itself vigorously in this matter. On December 28, 2019, Scepter filed petitions for inter partes review (“IPR”) of the two patents asserted by No Spill, Inc. in the District of Kansas litigation. The U.S. Patent & Trademark Office (“USPTO”) instituted one IPR and denied the other. For the instituted IPR, a final decision on the validity of the patent is expected by July 2021. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter, and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition, or cash flows. Accordingly, the Company has not recorded any reserves for this matter.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

13.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	June 30,	December 31,
	2020	2019
Loan Agreement	$—	$—
4.67% Senior Unsecured Notes due January 15, 2021	40,000	40,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	78,000	78,000
Less unamortized deferred financing costs	624	824
	77,376	77,176
Less current portion long-term debt	39,956	—
Long-term debt	$37,420	$77,176

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement amended the pre-existing senior revolving credit facility’s borrowing limit to $200 million, inclusive of letters of credit, and extended the maturity date from December 2018 to March 2022. As of June 30, 2020, the Company had $194.2 million available under the Loan Agreement. The Company had $5.8 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 12. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between January 2021 and January 2026. At June 30, 2020, $78.0 million of the Notes were outstanding.

The weighted average interest rate on borrowings under the Company’s long-term debt was 6.28% and 6.27% for the quarters ended June 30, 2020 and 2019, respectively, and 6.26% and 6.25% for the six months ended June 30, 2020 and 2019, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of June 30, 2020, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted).

14.  Retirement Plans

The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s defined benefit pension plan, The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02, provides benefits primarily based upon a fixed amount for each year of service. The plan was frozen in 2007, and no benefits for service were accumulated after this date.

Net periodic pension cost is as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$48	$60	$96	$120
Expected return on assets	(51)	(46)	(102)	(92)
Amortization of net loss	20	24	40	48
Net periodic pension cost	$17	$38	$34	$76

The Company expects to make contributions to the plan totaling $150 in 2020.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

15.  Income Taxes

The Company’s effective tax rate was 24.4% and 24.6% for the quarter and six months ended June 30, 2020, respectively, compared to 27.9% and 27.7% for the quarter and six months ended June 30, 2019, respectively. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.1 million at June 30, 2020 and December 31, 2019.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of June 30, 2020, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The Company is subject to state and local examinations for tax years of 2015 through 2018. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2015 through 2019.

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

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to leases include:

	June 30,	December 31,
	2020	2019
Right of use asset - operating leases	$4,801	$5,901

Operating lease liability - short-term	$1,546	$2,057
Operating lease liability - long-term	3,478	4,074
Total operating lease liabilities	$5,024	$6,131

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The components of lease expense include:

		For the Quarter Ended June 30,		For the Six Months Ended June 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost (1)	Cost of sales	$435	$442	$834	$857
Operating lease cost (1)	Selling, general and administrative expenses	427	426	868	897
Total lease cost		$862	$868	$1,702	$1,754

(1)	Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended June 30,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,244	$1,149
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$1,037

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	4.13	4.23
Weighted-average discount rate:
Operating leases	5.0%	5.0%

Maturity of Lease Liabilities - As of June 30, 2020	Operating Leases
2020 (1)	$1,060
2021	1,339
2022	1,189
2023	1,016
2024	339
After 2024	621
Total lease payments	5,564
Less: Interest	(540)
Present value of lease liabilities	$5,024

(1)	Represents amounts due in 2020 after June 30, 2020

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

Total sales from foreign business units were approximately $9.2 million and $11.4 million for the quarters ended June 30, 2020 and 2019, respectively, and $18.2 million and $24.2 million for the six months ended June 30, 2020 and 2019.

Summarized segment detail for the quarters and six months ended June 30, 2020 and 2019 are presented in the following table:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales
Material Handling	$80,855	$95,902	$164,931	$198,853
Distribution	37,541	38,395	75,736	74,569
Inter-company sales	(2)	(12)	(23)	(22)
Total net sales	$118,394	$134,285	$240,644	$273,400

Operating income
Material Handling	$15,796	$17,589	$30,963	$33,796
Distribution	1,636	3,328	3,486	3,541
Corporate (1)	(5,176)	(10,735)	1,105	(16,937)
Total operating income	12,256	10,182	35,554	20,400
Interest expense, net	(1,194)	(1,017)	(2,263)	(2,066)
Income from continuing operations before income taxes	$11,062	$9,165	$33,291	$18,334

(1)

Corporate results for the six months ended June 30, 2020 include the $11.9 million gain on sale of notes receivable as described in Note 5 and results for the quarter and six months ended June 30, 2019 include the $4.0 million environmental charge as described in Note 12.

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

The Company’s results of operations for the quarter and six months ended June 30, 2020 are discussed below.  However, the Company’s past results of operations may not reflect its future operating trends. In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s operations, particularly for the remainder of 2020.  Regulatory actions in response to COVID-19 have varied across jurisdictions and have included closure of nonessential businesses. The duration and extent of these measures is unknown, including possible reimplementation of any measures that have been removed or relaxed. Through the date of this report, most of the Company’s businesses are considered essential because they supply food and agricultural, automotive, healthcare, industrial and consumer end markets.  Accordingly, those businesses have continued to operate.  However, two manufacturing facilities of our Ameri-Kart business in the Material Handling segment and our Distribution business in Central America were temporarily closed in part of March and April 2020 due to the regulatory requirements resulting from the pandemic.  Beyond the impact of these temporary closures, some of our businesses have been and may continue to be affected by the broader economic effects from COVID-19 and related regulatory actions, including customer demand for our products.  The Company’s results in the second quarter of 2020 reflect this volatility with lower demand for our products in the beginning of the quarter and then improving towards the end of the quarter for most end-markets. The Company believes it is well-positioned to manage through this uncertainty – it has a strong balance sheet, with sufficient liquidity and borrowing capacity, and a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended June 30, 2020 to the Quarter Ended June 30, 2019

Net Sales:

(dollars in millions)	Quarter Ended June 30,
Segment	2020	2019	Change	% Change
Material Handling	$80.9	$95.9	$(15.0)	(16)%
Distribution	37.5	38.4	(0.9)	(2)%
Inter-company sales	—	—	—
Total net sales	$118.4	$134.3	$(15.9)	(12)%

Net sales for the quarter ended June 30, 2020 were $118.4 million, a decrease of $15.9 million or 12% compared to the quarter ended June 30, 2019. Net sales were negatively impacted by lower volume, primarily in the Material Handling Segment, of $19.9 million, lower pricing of $0.7 million, and the effect of unfavorable currency translation of $0.3 million, and were partially offset by $5.0 million of incremental sales due to the Tuffy acquisition in the Distribution Segment on August 26, 2019. Tuffy’s historical annual sales are approximately $20 million.

Net sales in the Material Handling Segment decreased $15.0 million or 16% for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019. The decrease in net sales was due to lower volume of $14.0 million, lower pricing of $0.7 million, and the effect of unfavorable currency translation of $0.3 million. The lower volume was primarily due to declines in the vehicle market, food and beverage market and the industrial market and was partially offset by higher volume in the consumer market.

Net sales in the Distribution Segment decreased $0.9 million or 2% for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, primarily as a result of lower volume of $5.9 million partially offset by $5.0 million of incremental sales due to the Tuffy acquisition on August 26, 2019.

Cost of Sales & Gross Profit:

	Quarter Ended June 30,
(dollars in millions)	2020	2019	Change	% Change
Cost of sales	$75.8	$87.3	$(11.5)	(13)%
Gross profit	$42.6	$46.9	$(4.3)	(9)%
Gross profit as a percentage of sales	36.0%	35.0%

Gross profit margin increased to 36.0% in the quarter ended June 30, 2020 compared to 35.0% for the quarter ended June 30, 2019, primarily due to lower commodity raw material costs offsetting the effect of lower volumes.

Gross profit decreased $4.3 million, or 9%, primarily due to lower volume as described under Net Sales above, partly offset by lower commodity raw material costs.

Selling, General and Administrative Expenses:

	Quarter Ended June 30,
(dollars in millions)	2020	2019	Change	% Change
SG&A expenses	$30.3	$36.8	$(6.5)	(18)%
SG&A expenses as a percentage of sales	25.6%	27.4%

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2020 were $30.3 million, a decrease of $6.5 million or 18% compared to the same period in the prior year. SG&A expenses in the second quarter 2019 included a $4.0 million charge related to the environmental contingencies discussed in Note 12. Year-over-year comparisons were also affected by: lower compensation and benefit costs of $1.0 million, lower travel expenses of $0.9 million, lower freight of $0.3 million and savings from the Distribution Transformation Plan, that were partly offset by $0.9 million of incremental SG&A from the August 26, 2019 Tuffy acquisition.

Net Interest Expense:

	Quarter Ended June 30,
(dollars in millions)	2020	2019	Change	% Change
Net interest expense	$1.2	$1.0	$0.2	20%
Average outstanding borrowings, net	$78.0	$78.0	$0.0	0%
Weighted-average borrowing rate	6.28%	6.27%

Net interest expense for the quarter ended June 30, 2020 was $1.2 million, an increase of $0.2 million, or 20%, compared with $1.0 million for the quarter ended June 30, 2019. The higher net interest expense was due primarily to lower interest income in the current year.

Income Taxes:

	Quarter Ended June 30,
(dollars in millions)	2020	2019
Income from continuing operations before income taxes	$11.1	$9.2
Income tax expense	$2.7	$2.6
Effective tax rate	24.4%	27.9%

The Company’s effective tax rate was 24.4% for the quarter ended June 30, 2020, compared to 27.9% for the quarter ended June 30, 2019. The decrease in the effective tax rate was primarily the result of lower non-deductible expenses. Refer to Note 15.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Net Sales:

(dollars in millions)	Six Months Ended June 30,
Segment	2020	2019	Change	% Change
Material Handling	$164.9	$198.8	$(33.9)	(17)%
Distribution	75.7	74.6	1.1	1%
Inter-company elimination	—	—	—
Total net sales	$240.6	$273.4	$(32.8)	(12)%

Net sales for the six months ended June 30, 2020 were $240.6 million, a decrease of $32.8 million or 12% compared to the six months ended June 30, 2019. Net sales were negatively impacted by lower volume, primarily in the Material Handling Segment, of $40.4 million, lower pricing of $1.9 million, and the effect of unfavorable currency translation of $0.4 million, and were partially offset by $9.9 million of incremental sales due to the Tuffy acquisition, in the Distribution Segment, on August 26, 2019. Tuffy’s historical annual sales are approximately $20 million.

Net sales in the Material Handling Segment decreased $33.9 million or 17% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in net sales was due to lower volume of $31.6 million, lower pricing of $1.9 million, and the effect of unfavorable currency translation of $0.4 million. The lower volume was primarily due to declines in the vehicle market, food and beverage market and the industrial market and was partially offset by higher volume in the consumer market

Net sales in the Distribution Segment increased $1.1 million or 1% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily the result of $9.9 million of incremental sales due to the August 26, 2019 Tuffy acquisition partly offset by $8.8 million of lower volume.

Cost of Sales & Gross Profit:

	Six Months Ended June 30,
(dollars in millions)	2020	2019	Change	% Change
Cost of sales	$155.6	$180.9	$(25.3)	(14)%
Gross profit	$85.1	$92.5	$(7.4)	(8)%
Gross profit as a percentage of sales	35.3%	33.8%

Gross profit margin increased to 35.3% in the six months ended June 30, 2020 compared to 33.8% for the six months ended June 30, 2019, primarily due to lower commodity raw material costs offsetting the effect of lower volumes.

Gross profit decreased $7.4 million, or 8%, primarily due to lower volume as described under Net Sales above, partly offset by lower commodity raw material costs.

Selling, General and Administrative Expenses:

	Six Months Ended June 30,
(dollars in millions)	2020	2019	Change	% Change
SG&A expenses	$61.4	$71.3	$(9.9)	(14)%
SG&A expenses as a percentage of sales	25.5%	26.1%

SG&A expenses for the six months ended June 30, 2020 were $61.4 million, a decrease of $9.9 million or 14% compared to the same period in the prior year.  SG&A expenses in the second quarter 2019 included a $4.0 million charge related to the environmental contingencies discussed in Note 12 and $0.9 million of restructuring costs incurred in the prior year related to the implementation of the Distribution Transformation Plan that did not reoccur in 2020. Year-over-year comparisons were also affected by: lower compensation and benefit costs of $3.0 million, lower travel expenses of $1.0 million, lower freight of $0.8 million and savings from the Distribution Transformation Plan, that were partly offset by $1.8 million of incremental SG&A from the August 26, 2019 Tuffy acquisition.

Restructuring:

As discussed in Note 6, the Company has implemented various restructuring programs.

In the Material Handling Segment, the Ameri-Kart Plan involves consolidation of two manufacturing facilities into a single new manufacturing facility, and is expected to be substantially completed in the first quarter of 2021. In connection with this plan, the Company plans to commence a new facility lease once construction of the new facility is substantially completed, as described in Note 16. Although construction has commenced, no restructuring costs were incurred during the six months ended June 30, 2020 or 2019 related to the Ameri-Kart Plan. As previously announced, the Company expects annualized benefits of approximately $1.5 million upon completion.

The Distribution Transformation Plan was announced during the first quarter of 2019 and was substantially completed by the end of 2019. No costs were incurred during the six months ended June 30, 2020. Restructuring costs of $0.9 million were incurred during the six months ended June 30, 2019.

Impairment Charges:

During the six months ended June 30, 2019, the Company recognized a $0.9 million impairment charge in connection with classifying a previously-closed facility as held for sale. See further discussion in Note 4.

Gain on Sale of Notes Receivable:

During the six months ended June 30, 2020, the Company recorded a pre-tax gain of $11.9 million related to the sale to HC of the fully-reserved promissory notes and related accrued interest receivable in exchange for $1.2 million and the release from a lease guarantee with a carrying value of $10.7 million related to one of HC’s facilities as discussed in Note 5.

Net Interest Expense:

	Six Months Ended June 30,
(dollars in millions)	2020	2019	Change	% Change
Net interest expense	$2.3	$2.1	$0.2	10%
Average outstanding borrowings, net	$78.0	$78.0	$0.0	0%
Weighted-average borrowing rate	6.26%	6.25%

Net interest expense for the six months ended June 30, 2020 was $2.3 million, an increase of $0.2 million, or 10%, compared with $2.1 million during the six months ended June 30, 2019. The higher interest expense was due primarily to lower interest income in the current year.

Income Taxes:

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Income from continuing operations before income taxes	$33.3	$18.3
Income tax expense	$8.2	$5.1
Effective tax rate	24.6%	27.7%

The Company’s effective tax rate was 24.6% for the six months ended June 30, 2020, compared to 27.7% for the six months ended June 30, 2019. The decrease in the effective tax rate was primarily the result of lower non-deductible expenses. Refer to Note 15.

Financial Condition, Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At June 30, 2020, the Company had $72.3 million of cash, $194.2 million available under the Loan Agreement and outstanding debt with face value of $78.0 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the uncertainty caused by COVID-19. The Company believes that cash on hand, cash flows from operations and available capacity under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Net cash provided by operating activities from continuing operations was $11.8 million for the six months ended June 30, 2020, compared to $16.2 million in the same period in 2019. The decrease was primarily due to lower volume of sales.

Net cash provided by operating activities from discontinued operations was $7.3 million in 2019 and resulted from the remaining receipt of the tax benefit from the worthless stock deduction related to the sale of the Brazil Business in 2017.

Investing Activities

Net cash used by investing activities of continuing operations was $5.1 million for the six months ended June 30, 2020 compared to cash provided of $3.1 million for the six months ended June 30, 2019. In 2020, the Company paid the working capital adjustment of $0.7 million related to the 2019 acquisition of Tuffy discussed in Note 3, and received proceeds from the sale of notes receivable of $1.2 million as discussed in Note 5. In 2019, the Company received proceeds from the sale of fixed assets of $7.5 million, substantially all of which related to the sale of two buildings as discussed in Note 4. Capital expenditures were $5.6 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively. Full year 2020 capital expenditures are expected to be approximately $15 million.

Financing Activities

There were no net payments or borrowings on the credit facility for the six months ended June 30, 2020 or 2019. The Company used cash to pay dividends of $9.7 million for each of the six months ended June 30, 2020 and 2019.

Credit Sources

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement amended the pre-existing senior revolving credit facility’s borrowing limit to $200 million, inclusive of letters of credit, and extended the maturity date from December 2018 to March 2022. As of June 30, 2020, the Company had $5.8 million of letters of letters of credit issued related to insurance and other financing contracts in the ordinary course of business, including the $2 million provided to the EPA as described in Note 12, and there was $194.2 million available under our Loan Agreement. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.

At June 30, 2020, $78 million face value of Senior Unsecured Notes are outstanding. The series of four notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between January 15, 2021 and 2026. The $40 million note of these Senior Unsecured Notes is due January 15, 2021.

As of June 30, 2020, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended June 30, 2020 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	13.47
Leverage Ratio	3.25 to 1 (maximum)	1.27

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. As of June 30, 2020, the Company has no borrowings outstanding under its floating rate debt.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At June 30, 2020, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2020, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a strain of coronavirus (COVID-19) first surfaced in Wuhan, China, and has since been labeled a pandemic and has spread rapidly to other areas of the world, including our primary markets. Regulatory actions in response to the COVID-19 pandemic have included closure of nonessential businesses and other requirements to maintain social distance and limit further spread of the coronavirus. Through the date of this report, most of our businesses are considered essential because they supply food and agricultural, automotive, healthcare, industrial and consumer end markets.  Accordingly, these businesses have continued to operate.  However, two manufacturing facilities of our Ameri-Kart business in the Material Handling segment and our Distribution business in Central America were temporarily closed due to the regulatory requirements resulting from the pandemic.  Beyond the impact of these temporary closures, some of our businesses have been and may continue to be affected by the broader economic effects from the COVID-19 and related regulatory actions, including customer demand for our products. While we have so far been able to source required materials and products at reasonable cost, the pandemic may also affect our supply chain in ways that are beyond our control.  We may also incur costs or experience further disruption to comply with new or changing regulations in response to the pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)The following table presents information regarding the Company’s stock repurchase plan during the quarter ended June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
4/1/2020 to 4/30/2020	—	$—	5,547,665	2,452,335
5/1/2020 to 5/31/2020	—	—	5,547,665	2,452,335
6/1/2020 to 6/30/2020	—	—	5,547,665	2,452,335

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

Item 6. Exhibits

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 30, 2020.
10(a)	Form of 2020 Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)
10(b)	Form of 2020 Performance Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)
31.1	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin L. Brackman, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Kevin L. Brackman, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Indicates executive compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

July 30, 2020	/s/ Kevin L. Brackman
Kevin L. Brackman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)