Form 10-Q
period 2020-09-30
MYERS INDUSTRIES INC
filed 2020-10-29
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the issuer’s common stock, without par value, as of October 23, 2020 was 35,825,079 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$132,258	$125,480	$372,902	$398,880
Cost of sales	85,191	85,894	240,779	266,799
Gross profit	47,067	39,586	132,123	132,081
Selling, general and administrative expenses	33,927	31,515	95,360	102,792
(Gain) loss on disposal of fixed assets	—	11	(7)	(87)
Impairment charges	—	—	—	916
Gain on sale of notes receivable	—	—	(11,924)	—
Operating income	13,140	8,060	48,694	28,460
Interest expense, net	1,204	993	3,467	3,059
Income from continuing operations before income taxes	11,936	7,067	45,227	25,401
Income tax expense	3,251	1,848	11,448	6,933
Income from continuing operations	8,685	5,219	33,779	18,468
Income from discontinued operations, net of income tax	—	—	—	127
Net income	$8,685	$5,219	$33,779	$18,595
Income per common share from continuing operations:
Basic	$0.24	$0.15	$0.94	$0.52
Diluted	$0.24	$0.15	$0.94	$0.52
Income (loss) per common share from discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net income per common share:
Basic	$0.24	$0.15	$0.94	$0.52
Diluted	$0.24	$0.15	$0.94	$0.52

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$8,685	$5,219	$33,779	$18,595
Other comprehensive income (loss):
Foreign currency translation adjustment	611	(466)	(924)	1,069
Total other comprehensive income (loss)	611	(466)	(924)	1,069
Comprehensive income	$9,296	$4,753	$32,855	$19,664

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2020	2019
Assets
Current Assets
Cash	$83,746	$75,527
Accounts receivable, less allowances of $2,954 and $1,945, respectively	75,539	62,279
Income tax receivable	—	142
Inventories, net	48,137	44,260
Prepaid expenses and other current assets	4,553	2,834
Total Current Assets	211,975	185,042
Property, plant, and equipment, net	53,945	54,964
Right of use asset - operating leases	4,935	5,901
Goodwill	66,420	66,774
Intangible assets, net	25,477	30,754
Deferred income taxes	178	5,807
Other	3,453	3,897
Total Assets	$366,383	$353,139

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$47,562	$46,867
Accrued employee compensation	13,348	12,488
Income taxes payable	3,391	—
Accrued taxes payable, other than income taxes	1,505	1,104
Accrued interest	965	1,785
Other current liabilities	16,454	18,324
Operating lease liability - short-term	1,786	2,057
Long-term debt - current portion	39,975	—
Total Current Liabilities	124,986	82,625
Long-term debt	37,501	77,176
Operating lease liability - long-term	3,365	4,074
Other liabilities	12,933	22,582
Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,802,092 and 35,710,934; net of treasury shares of 6,750,365 and 6,841,523, respectively)	21,858	21,785
Additional paid-in capital	299,003	296,363
Accumulated other comprehensive loss	(17,273)	(16,349)
Retained deficit	(115,990)	(135,117)
Total Shareholders’ Equity	187,598	166,682
Total Liabilities and Shareholders’ Equity	$366,383	$353,139

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended September 30, 2020
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at July 1, 2020	$21,845	$297,522	$(17,884)	$(119,788)	$181,695
Net income	—	—	—	8,685	8,685
Foreign currency translation adjustment	—	—	611	—	611
Shares issued under incentive plans, net of shares withheld for tax	13	64	—	—	77
Stock compensation expense	—	1,417	—	—	1,417
Declared dividends - $0.135 per share	—	—	—	(4,887)	(4,887)
Balance at September 30, 2020	$21,858	$299,003	$(17,273)	$(115,990)	$187,598

	Quarter Ended September 30, 2019
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at July 1, 2019	$21,646	$294,066	$(16,745)	$(136,557)	$162,410
Net income	—	—	—	5,219	5,219
Foreign currency translation adjustment	—	—	(466)	—	(466)
Shares issued under incentive plans, net of shares withheld for tax	17	366	—	—	383
Stock compensation expense	—	1,128	—	—	1,128
Declared dividends - $0.135 per share	—	—	—	(4,854)	(4,854)
Balance at September 30, 2019	$21,663	$295,560	$(17,211)	$(136,192)	$163,820

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2020
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2020	$21,785	$296,363	$(16,349)	$(135,117)	$166,682
Net income	—	—	—	33,779	33,779
Foreign currency translation adjustment	—	—	(924)	—	(924)
Shares issued under incentive plans, net of shares withheld for tax	73	(123)	—	—	(50)
Stock compensation expense	—	2,763	—	—	2,763
Declared dividends - $0.405 per share	—	—	—	(14,652)	(14,652)
Balance at September 30, 2020	$21,858	$299,003	$(17,273)	$(115,990)	$187,598

	Nine Months Ended September 30, 2019
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2019	$21,547	$292,558	$(18,280)	$(141,187)	$154,638
Net income	—	—	—	18,595	18,595
Adoption of ASU 2016-02	—	—	—	905	905
Foreign currency translation adjustment	—	—	1,069	—	1,069
Shares issued under incentive plans, net of shares withheld for tax	116	(346)	—	—	(230)
Stock compensation expense	—	3,348	—	—	3,348
Declared dividends - $0.405 per share	—	—	—	(14,505)	(14,505)
Balance at September 30, 2019	$21,663	$295,560	$(17,211)	$(136,192)	$163,820

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$33,779	$18,595
Income (loss) from discontinued operations, net of income taxes	—	127
Income (loss) from continuing operations	33,779	18,468
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities
Depreciation	10,400	11,505
Amortization	5,507	6,183
Non-cash stock-based compensation expense	2,763	3,348
Gain on disposal of fixed assets	(7)	(87)
Gain on sale of notes receivable	(11,924)	—
Impairment charges	—	916
Other	844	441
Payments on long-term performance based compensation	—	(413)
Other long-term liabilities	1,538	3,388
Cash flows provided by (used for) working capital
Accounts receivable	(14,266)	9,775
Inventories	(3,939)	2,386
Prepaid expenses and other current assets	(1,728)	(877)
Accounts payable and accrued expenses	8,367	(15,541)
Net cash provided by (used for) operating activities - continuing operations	31,334	39,492
Net cash provided by (used for) operating activities - discontinued operations	—	7,297
Net cash provided by (used for) operating activities	31,334	46,789
Cash Flows From Investing Activities
Capital expenditures	(8,955)	(5,669)
Acquisition of business	(716)	(18,000)
Proceeds from sale of property, plant and equipment	—	7,514
Proceeds on sale of notes receivable	1,200	—
Net cash provided by (used for) investing activities - continuing operations	(8,471)	(16,155)
Net cash provided by (used for) investing activities - discontinued operations	—	—
Net cash provided by (used for) investing activities	(8,471)	(16,155)
Cash Flows From Financing Activities
Cash dividends paid	(14,570)	(14,524)
Proceeds from issuance of common stock	367	755
Shares withheld for employee taxes on equity awards	(416)	(985)
Net cash provided by (used for) financing activities - continuing operations	(14,619)	(14,754)
Net cash provided by (used for) financing activities - discontinued operations	—	—
Net cash provided by (used for) financing activities	(14,619)	(14,754)
Foreign exchange rate effect on cash	(25)	40
Net increase in cash	8,219	15,920
Cash at January 1	75,527	58,894
Cash at September 30	$83,746	$74,814

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except where otherwise indicated)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Results from our former Brazil Business, which was sold in 2017, are presented as discontinued operations. Net cash flows provided by discontinued operations in 2019 resulted from the remaining receipt of the tax benefit from a worthless stock deduction, which was recognized as part of the sale. Net income from discontinued operations for the nine months ended September 30, 2019 related to interest income net of tax recognized on the receipt of the tax benefit in the first quarter of 2019. There was no discontinued operations activity for the quarter and nine months ended September 30, 2020.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2020.

Accounting Standards Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (“LIBOR”). The amendments in this update are effective for the Company as of March 12, 2020 through December 31, 2022. The Company adopted this standard effective March 12, 2020. The adoption of this standard had no effect in the quarter or nine months ended September 30, 2020, and its future impact will depend on the manner in which the Company and its lenders ultimately address the removal of LIBOR as it relates to the Loan Agreement described in Note 13.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard effective January 1, 2020 and the adoption of this standard did not have a material impact on its condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. Certain disclosures in this ASU are required to be applied on a retrospective basis and others on a prospective basis. The Company adopted this standard effective January 1, 2020 and the adoption of this standard did not have a material impact on its condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.  This ASU eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The Company adopted this standard effective January 1, 2020 and the adoption of this standard did not have a material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which introduces new guidance for the accounting for credit losses on instruments.  The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The Company adopted the new guidance effective January 1, 2020. Adoption of the new standard resulted in changes to the Company’s accounting policy and disclosures related to its allowance for expected credit losses for accounts receivable. The impact of adopting this standard on its condensed consolidated financial statements was not material and no cumulative transition adjustment was required.

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. For the Company, this ASU is effective beginning with the first quarter of 2021. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 13, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of any revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At September 30, 2020 and December 31, 2019, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated to be $80.3 million and $79.0 million, respectively.

The purchase price allocation associated with the August 26, 2019 acquisition of Tuffy Manufacturing Industries, Inc., as described in Note 3, required fair value measurements using unobservable inputs which are considered Level 3 inputs. The fair value of the acquired intangible assets was determined using an income approach.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at July 1, 2020	$(16,137)	$(1,747)	$(17,884)
Other comprehensive income (loss) before reclassifications	611	—	611
Net current-period other comprehensive income (loss)	611	—	611
Balance at September 30, 2020	$(15,526)	$(1,747)	$(17,273)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at July 1, 2019	$(14,716)	$(2,029)	$(16,745)
Other comprehensive income (loss) before reclassifications	(466)	—	(466)
Net current-period other comprehensive income (loss)	(466)	—	(466)
Balance at September 30, 2019	$(15,182)	$(2,029)	$(17,211)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2020	$(14,602)	$(1,747)	$(16,349)
Other comprehensive income (loss) before reclassifications	(924)	—	(924)
Net current-period other comprehensive income (loss)	(924)	—	(924)
Balance at September 30, 2020	$(15,526)	$(1,747)	$(17,273)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2019	$(16,251)	$(2,029)	$(18,280)
Other comprehensive income (loss) before reclassifications	1,069	—	1,069
Net current-period other comprehensive income (loss)	1,069	—	1,069
Balance at September 30, 2019	$(15,182)	$(2,029)	$(17,211)

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

The change in the allowance for credit losses for the nine months ended September 30, 2020 was as follows:

2020
Balance at January 1	$1,356
Provision for expected credit loss, net of recoveries	879
Write-offs and other	(324)
Balance at September 30	$1,911

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

2.  Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended September 30, 2020
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$26,865	$—	$—	$26,865
Vehicle	19,715	—	—	19,715
Food and beverage	11,882	—	—	11,882
Industrial	28,307	—	(28)	28,279
Auto aftermarket	—	45,517	—	45,517
Total net sales	$86,769	$45,517	$(28)	$132,258

	For the Quarter Ended September 30, 2019
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$19,205	$—	$—	$19,205
Vehicle	21,951	—	—	21,951
Food and beverage	13,010	—	—	13,010
Industrial	29,944	—	(18)	29,926
Auto aftermarket	—	41,388	—	41,388
Total net sales	$84,110	$41,388	$(18)	$125,480

	For the Nine Months Ended September 30, 2020
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$78,363	$—	$—	$78,363
Vehicle	49,840	—	—	49,840
Food and beverage	38,373	—	—	38,373
Industrial	85,124	—	(51)	85,073
Auto aftermarket	—	121,253	—	121,253
Total net sales	$251,700	$121,253	$(51)	$372,902

	For the Nine Months Ended September 30, 2019
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$59,505	$—	$—	$59,505
Vehicle	66,433	—	—	66,433
Food and beverage	54,977	—	—	54,977
Industrial	102,048	—	(40)	102,008
Auto aftermarket	—	115,957	—	115,957
Total net sales	$282,963	$115,957	$(40)	$398,880

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	September 30,	December 31,	Statement of Financial Position
	2020	2019	Classification
Returns, discounts and other allowances	$(1,043)	$(589)	Accounts receivable
Right of return asset	379	312	Inventories, net
Customer deposits	(142)	(269)	Other current liabilities
Accrued rebates	(2,620)	(2,349)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales.  The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Selling, General and Administrative expenses for the Company’s manufacturing business and as Cost of Sales for the Company’s distribution business. Costs for shipments to customers in Selling, General and Administrative expenses were approximately $2.2 million and $2.0 million for the quarters ended September 30, 2020 and 2019, respectively, and $5.5 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively, and in Cost of Sales were approximately $1.7 million and $1.3 million for the quarters ended September 30, 2020 and 2019, respectively, and $4.6 million and $4.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Based on the short-term nature of contracts described above, contract acquisition costs are not significant. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3.  Acquisition

On August 26, 2019, the Company acquired the assets of Tuffy Manufacturing Industries, Inc. (“Tuffy”), a warehouse distributor of tire repair equipment and supplies, which is included in the Distribution Segment. The Tuffy acquisition aligns with the Company’s strategy to grow in key niche markets and focus on strategic account customers. The purchase price for the acquisition was $18.7 million, which includes a working capital adjustment of $0.7 million that was paid in 2020. The Company funded the acquisition using available cash.

The acquisition of Tuffy was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

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

The goodwill represents the future economic benefits arising from other assets acquired that could not be individually and separately recognized and is deductible for tax purposes.

The intangible assets included above consist of the following:

	Fair Value	Weighted Average Estimated Useful Life
Customer relationships	$7,300	7.3 years
Trade name	500	5.0 years
Non-competition agreements	600	5.0 years
Total amortizable intangible assets	$8,400

4.  Assets Held for Sale

As of September 30, 2020 and December 31, 2019, a building with a carrying value of $1.9 million was classified as held for sale and is included in Other Assets.  During the first half of 2019, the Company sold two buildings, which had previously been held for sale, for total net proceeds of $7.4 million. These buildings were in the Material Handling Segment.

When a facility meets held for sale classification criteria, it is also evaluated for impairment by comparing its carrying value to its estimated fair value less estimated costs to sell. Estimated fair value of these buildings was based on third party offers, which are Level 2 inputs. No impairment related to assets held for sale was recognized in the quarters ended September 30, 2020 or 2019 or for the nine months ended September 30, 2020. An impairment charge of $0.9 million was recorded during the nine months ended September 30, 2019 in connection with a building meeting the held for sale criteria.

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

No restructuring charges were incurred during the quarter ended September 30, 2020 and no significant amounts were recognized  during the quarter ended September 30, 2019. Charges for the above restructuring plans for the nine months ended September 30, 2020 and 2019 are as follows:

	For the Nine Months Ended September 30,
	2020			2019
Segment	Cost of Sales	SG&A	Total	Cost of Sales	SG&A	Total
Distribution	$—	$—	$—	$—	$865	$865
Material Handling	—	—	—	—	—	—
Total	$—	$—	$—	$—	$865	$865

7.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 50 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. Based on management’s projections of inventory levels and costs, no adjustment to the LIFO reserve was recorded for the quarter or nine months ended September 30, 2020 or for the quarter ended September 30, 2019. During 2019, one inventory pool had a reduction in inventory quantities that was expected to remain through year-end, and therefore, a LIFO liquidation adjustment of $0.3 million was recorded to decrease cost of sales in the nine months ended September 30, 2019.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Inventories consisted of the following:

	September 30,	December 31,
	2020	2019
Finished and in-process products	$34,035	$32,537
Raw materials and supplies	14,102	11,723
	$48,137	$44,260

8.  Other Liabilities

The balance in Other Current Liabilities is comprised of the following:

	September 30,	December 31,
	2020	2019
Customer deposits and accrued rebates	$2,762	$2,618
Dividends payable	5,196	5,114
Accrued litigation, claims and professional fees	609	479
Current portion of environmental reserves	1,453	1,533
Accrued product replacement costs	477	1,835
Other accrued expenses	5,957	6,745
	$16,454	$18,324

In August 2019, a manufacturing defect was identified for certain boxes produced within the Material Handling segment in May and June 2019. Certain of the affected boxes require replacement. The total range of cost to replace these boxes is estimated to be $3.5 million to $4.0 million. In the quarter ended September 30, 2019, approximately $3.5 million of estimated costs were recorded related to this matter, of which approximately $0.5 million remains accrued as of September 30, 2020 and is included within Other Current Liabilities.

The balance in Other Liabilities (long-term) is comprised of the following:

	September 30,	December 31,
	2020	2019
Lease guarantee contingency	$—	$10,724
Environmental reserves	6,760	6,658
Supplemental executive retirement plan liability	1,542	1,776
Pension liability	875	956
Other long-term liabilities	3,756	2,468
	$12,933	$22,582

9.  Goodwill and Intangible Assets

The change in goodwill for the nine months ended September 30, 2020 was as follows:

	Distribution	Material Handling	Total
January 1, 2020	$7,716	$59,058	$66,774
Purchase accounting adjustment	(68)	—	(68)
Foreign currency translation	—	(286)	(286)
September 30, 2020	$7,648	$58,772	$66,420

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $9.8 million at both September 30, 2020 and December 31, 2019. Refer to Note 3 for the intangible assets acquired through the Tuffy acquisition during the quarter ended September 30, 2019.

10.  Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding basic	35,796,247	35,495,157	35,764,822	35,451,980
Dilutive effect of stock options and restricted stock	146,882	263,875	173,364	371,251
Weighted average common shares outstanding diluted	35,943,129	35,759,032	35,938,186	35,823,231

Options to purchase 607,123 and 435,998 shares of common stock that were outstanding for the quarter and nine months ended September 30, 2020, respectively, and 638,073 and 631,300 for the quarter and nine months ended September 30, 2019, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

Stock compensation expense was approximately $1.4 million and $1.1 million for the quarters ended September 30, 2020 and 2019, respectively, and $2.8 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. Stock compensation expense in quarter ended September 30, 2020 included $0.6 million from award acceleration related to executive severances. These expenses are included in Selling, General and Administrative expenses. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at September 30, 2020 was approximately $4.8 million, which will be recognized over the next three years, as such compensation is earned.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976, was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries, Inc. in 1987.  As a result of the EPA Notice Letter, Buckhorn and the Company engaged in negotiations with the EPA with respect to a draft Administrative Order of Consent (“AOC”) proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives.

During the fourth quarter of 2018, the Company and the EPA finalized the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The AOC is effective as of November 27, 2018, the date that it was executed by the EPA. The AOC and accompanying SOW document the terms, conditions and procedures for the Company’s performance of the RI/FS. In addition, the AOC requires the Company to provide $2 million of financial assurance to the EPA to secure its performance during the estimated life of the RI/FS.  In January 2019, the Company provided this assurance as a letter of credit. The AOC also includes provisions for payment by the Company of the EPA’s costs of oversight of the RI/FS, including a prepayment in the amount of approximately $0.2 million, which was paid in January 2019.

A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, the Company received preliminary estimates from its consultants for the cost of the execution of the work plan. Based on these preliminary estimates, the Company recognized additional expense of $4.0 million during the second quarter of 2019.  These preliminary estimates will continue to be refined through the finalization and approval of the draft work plan, which is anticipated to occur in early 2021. The Company believes it has insurance coverage that applies to the New Idria Mine and thus may be able to recover a portion of the estimated costs; however, as of September 30, 2020, the Company has not recognized potential recovery in its condensed consolidated financial statements.

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $9.9 million of costs, of which approximately $3.2 million has been paid to date. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible insurance resources and other PRPs, EPA oversight fees, past cost claims made by the EPA (who, as of April 2020, is represented by the U.S. Department of Justice), periodic monitoring, and responses to unilateral administrative orders issued by the EPA. No expenses were recorded related to the New Idria Mine in the quarter and nine months ended September 30, 2020 and in the quarter ended September 30, 2019. Expenses of $4.0 million were recorded in the nine months ended September 30, 2019. As of September 30, 2020, the Company has a total reserve of $6.7 million related to the New Idria Mine, of which $1.1 million is classified in Other Current Liabilities and $5.6 million in Other Liabilities (long-term).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project, originally estimated to be approximately $1.6 million. As a result, in 2005, the Company recognized expense of $0.8 million representing its share of the initial estimated project costs, of which approximately $0.5 million has been paid to date. In April 2016, the Company was notified by the County that the original cost estimate may no longer be appropriate due to expanded scope and increased costs of construction and provided a revised estimate of between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  No costs were incurred related to New Almaden in the quarters or nine months ended September 30, 2020 or 2019. As of September 30, 2020, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities (long-term).

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

Patent Infringement

On December 11, 2018, No Spill Inc. filed suit against Scepter Manufacturing LLC and Scepter Corporation in the United States District Court for the District of Kansas asserting infringement of two patents, breach of contract, and trade dress claims in relation to plastic gasoline containers Scepter manufactures and sells in the United States. Scepter Canada, Inc. was later added in a second amended complaint. On November 15, 2019 the court dismissed Scepter Corporation from the action. A full schedule in the case has not yet issued. The Scepter companies intend to defend themselves vigorously in this matter. On December 28, 2019, Scepter Canada, Inc. filed petitions for inter partes review (“IPR”) of the two patents asserted by No Spill, Inc. in the District of Kansas litigation. The U.S. Patent & Trademark Office (“USPTO”) instituted one IPR and denied the other. For the instituted IPR, a final decision on the validity of the patent is expected by July 2021. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter, and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition, or cash flows. Accordingly, the Company has not recorded any reserves for this matter.

13.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	September 30,	December 31,
	2020	2019
Loan Agreement	$—	$—
4.67% Senior Unsecured Notes due January 15, 2021	40,000	40,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	78,000	78,000
Less unamortized deferred financing costs	524	824
	77,476	77,176
Less current portion long-term debt	39,975	—
Long-term debt	$37,501	$77,176

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement amended the pre-existing senior revolving credit facility’s borrowing limit to $200 million, inclusive of letters of credit, and extended the maturity date from December 2018 to March 2022. As of September 30, 2020, the Company had $194.2 million available under the Loan Agreement. The Company had $5.8 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 12. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between January 2021 and January 2026. At September 30, 2020, $78.0 million of the Notes were outstanding.

The weighted average interest rate on borrowings under the Company’s long-term debt was 6.28% for each of the quarters ended September 30, 2020 and 2019, and 6.27% and 6.26% for the nine months ended September 30, 2020 and 2019, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of September 30, 2020, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted).

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

Net periodic pension cost is as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$48	$60	$144	$180
Expected return on assets	(51)	(46)	(153)	(138)
Amortization of net loss	20	24	60	72
Net periodic pension cost	$17	$38	$51	$114

The Company expects to make contributions to the plan totaling $150 in 2020.

15.  Income Taxes

The Company’s effective tax rate was 27.2% and 25.3% for the quarter and nine months ended September 30, 2020, respectively, compared to 26.2% and 27.3% for the quarter and nine months ended September 30, 2019, respectively. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.1 million at September 30, 2020 and December 31, 2019.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of September 30, 2020, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The Company is subject to state and local examinations for tax years of 2015 through 2018. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2015 through 2019.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. While the Company expects to realize certain benefits under the CARES Act and is continuing to evaluate its impacts, it does not believe the CARES Act will materially affect its condensed consolidated financial statements.

16.  Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for manufacturing facilities, distribution centers, warehouses, office space and equipment, with remaining lease terms of one to seven years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the statement of financial position; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Operating leases with an initial term greater than 12 months are included in right of use asset – operating leases (“ROU assets”), operating lease liability – short term, and operating lease liability – long term in the Condensed Consolidated Statement of Financial Position (Unaudited).

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

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to leases include:

	September 30,	December 31,
	2020	2019
Right of use asset - operating leases	$4,935	$5,901

Operating lease liability - short-term	$1,786	$2,057
Operating lease liability - long-term	3,365	4,074
Total operating lease liabilities	$5,151	$6,131

The components of lease expense include:

		For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost (1)	Cost of sales	$392	$453	$1,226	$1,310
Operating lease cost (1)	Selling, general and administrative expenses	396	441	1,264	1,338
Total lease cost		$788	$894	$2,490	$2,648

(1)	Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended September 30,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,877	$1,808
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$701	$2,029

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	3.81	4.23
Weighted-average discount rate:
Operating leases	5.0%	5.0%

Maturity of Lease Liabilities - As of September 30, 2020	Operating Leases
2020 (1)	$568
2021	1,782
2022	1,312
2023	1,038
2024	339
After 2024	621
Total lease payments	5,660
Less: Interest	(509)
Present value of lease liabilities	$5,151

(1)	Represents amounts due in 2020 after September 30, 2020

In December 2019, the Company entered into an agreement where a new manufacturing and distribution facility in Bristol, Indiana will be constructed, and when it is substantially complete, the Company will lease that new facility and sell its existing facility in Bristol, Indiana. As described in Note 6, this agreement was in connection with the Ameri-Kart Plan, which includes facility consolidation for this business within the Material Handling Segment. This lease is not included in the tables disclosed above because it has not yet commenced; it commences when the facility is substantially complete, which is expected during the first quarter of 2021. Upon commencement, the lease has an initial term of fifteen years with base annual rent of approximately $0.8 million during the first year. Inclusive of scheduled increases the total expected future minimum lease payments during the initial term of the lease is approximately $13.5 million, but may vary depending on the actual cost of certain construction activities. At commencement of this lease, the Company expects assets and liabilities within the Condensed Consolidated Statement of Financial Position to each increase by approximately $9 million.

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

The Material Handling Segment manufactures a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products and rotationally-molded plastic tanks for water, fuel and waste handling. This segment conducts its primary operations in the United States and Canada. Markets served include industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles and consumer, among others. Products are sold both directly to end-users and through distributors.

The Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive undervehicle repair and the manufacture of tire repair and retreading products. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment also manufactures and sells certain traffic markings, including reflective highway marking tape. The Distribution Segment operates domestically through its sales offices and five regional distribution centers in the United States, and in certain foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies. The acquisition of Tuffy, described in Note 3, is included within the Distribution Segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Total sales from foreign business units were approximately $9.8 million and $8.6 million for the quarters ended September 30, 2020 and 2019, respectively, and $28.0 million and $32.8 million for the nine months ended September 30, 2020 and 2019.

Summarized segment detail for the quarters and nine months ended September 30, 2020 and 2019 are presented in the following table:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales
Material Handling	$86,769	$84,110	$251,700	$282,963
Distribution	45,517	41,388	121,253	115,957
Inter-company sales	(28)	(18)	(51)	(40)
Total net sales	$132,258	$125,480	$372,902	$398,880

Operating income
Material Handling (1)	$15,593	$10,385	$46,556	$44,181
Distribution	5,091	3,382	8,577	6,923
Corporate (1) (2) (3)	(7,544)	(5,707)	(6,439)	(22,644)
Total operating income	13,140	8,060	48,694	28,460
Interest expense, net	(1,204)	(993)	(3,467)	(3,059)
Income from continuing operations before income taxes	$11,936	$7,067	$45,227	$25,401

(1)

In the quarter and nine months ended September 30, 2020, the Company incurred $2.4 million of executive severance charges, of which $1.5 million is included in Corporate and $0.9 million is included in Material Handling. This executive severance cost includes $1.8 million of severance and benefits and $0.6 million of charges for acceleration of stock compensaton.

(2)	In the nine months ended September 30, 2020, the Company recognized in Corporate a $11.9 million gain on the sale of notes receivable as described in Note 5.
(3)	In the nine months ended September 30, 2019, the Company recognized in Corporate a $4.0 million environmental charge as described in Note 12.

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

Specific factors that could cause such a difference include, without limitation, impacts from the novel coronavirus (“COVID-19”) pandemic on our business, operations, customers and capital position; the impact of COVID-19 on local, national and global economic conditions; the effects of various governmental responses to the COVID-19 pandemic; raw material availability, increases in raw material costs, or other production costs; risks associated with our strategic growth initiatives or the failure to achieve the anticipated benefits of such initiatives; unanticipated downturn in business relationships with customers or their purchases; competitive pressures on sales and pricing; changes in the markets for the Company’s business segments; changes in trends and demands in the markets in which the Company competes; operational problems at our manufacturing facilities or unexpected failures at those facilities; future economic and financial conditions in the United States and around the world; inability of the Company to meet future capital requirements; claims, litigation and regulatory actions against the Company; changes in laws and regulations affecting the Company; and other risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as updated in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. Given these factors, as well as other variables that may affect our operating results, readers should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company expressly disclaims any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

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

The Company’s results of operations for the quarter and nine months ended September 30, 2020 are discussed below.  However, the Company’s past results of operations may not reflect its future operating trends. In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s operations, particularly for the remainder of 2020.  Regulatory actions in response to COVID-19 have varied across jurisdictions and have included closure of nonessential businesses. The duration and extent of these measures is unknown, including possible reimplementation of any measures that have been removed or relaxed. Through the date of this report, most of the Company’s businesses are considered essential because they supply food and agricultural, automotive, healthcare, industrial and consumer end markets.  Accordingly, those businesses have continued to operate.  However, we have experienced temporary closures of certain facilities as a result of the pandemic, including two manufacturing facilities of our Ameri-Kart business in the Material Handling segment and our Distribution business in Central America in part of March and April 2020.  Beyond the impact of these temporary closures, some of our businesses have been and may continue to be affected by the broader economic effects from COVID-19 and related regulatory actions, including customer demand for our products.  The Company’s results in the third quarter of 2020 reflect improving demand for our products during the quarter for most end-markets. The Company believes it is well-positioned to manage through this uncertainty – it has a strong balance sheet, with sufficient liquidity and borrowing capacity, and a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended September 30, 2020 to the Quarter Ended September 30, 2019

Net Sales:

(dollars in millions)	Quarter Ended September 30,
Segment	2020	2019	Change	% Change
Material Handling	$86.8	$84.1	$2.7	3%
Distribution	45.5	41.4	4.1	10%
Inter-company sales	—	—	—
Total net sales	$132.3	$125.5	$6.8	5%

Net sales for the quarter ended September 30, 2020 were $132.3 million, an increase of $6.8 million or 5% compared to the quarter ended September 30, 2019. Net sales were positively impacted by higher volume, primarily in the Material Handling Segment, of $5.3 million and by $2.9 million of incremental sales due to the Tuffy acquisition in the Distribution Segment on August 26, 2019. Tuffy’s historical annual sales are approximately $20 million. The increase in net sales was partially offset by lower pricing of $1.3 million and the effect of unfavorable currency translation of $0.1 million.

Net sales in the Material Handling Segment increased $2.7 million or 3% for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019. The increase in net sales was due to higher volume of $4.1 million partially offset by lower pricing of $1.3 million and the effect of unfavorable currency translation of $0.1 million. The higher volume was primarily due to increases in the consumer market driven by higher levels of hurricane and wildfire activity that is not expected to reoccur.

Net sales in the Distribution Segment increased $4.1 million or 10% for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, primarily as a result of higher volume of $1.2 million and $2.9 million of incremental sales due to the Tuffy acquisition on August 26, 2019.

Cost of Sales & Gross Profit:

	Quarter Ended September 30,
(dollars in millions)	2020	2019	Change	% Change
Cost of sales	$85.2	$85.9	$(0.7)	(1)%
Gross profit	$47.1	$39.6	$7.5	19%
Gross profit as a percentage of sales	35.6%	31.5%

Gross profit margin increased to 35.6% in the quarter ended September 30, 2020 compared to 31.5% for the quarter ended September 30, 2019, primarily due to lower commodity raw material costs and the effect of higher volumes, particularly in the consumer end market. Cost of sales in the third quarter 2019 included a $3.5 million charge for estimated replacement costs of certain defective boxes as discussed in Note 8.

Gross profit increased $7.5 million, or 19%, primarily due to higher volume as described under Net Sales above and lower commodity raw material costs, as well as the 2019 charge for estimated replacement costs of certain defective boxes.

Selling, General and Administrative Expenses:

	Quarter Ended September 30,
(dollars in millions)	2020	2019	Change	% Change
SG&A expenses	$33.9	$31.5	$2.4	8%
SG&A expenses as a percentage of sales	25.6%	25.1%

Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2020 were $33.9 million, an increase of $2.4 million or 8% compared to the same period in the prior year. SG&A expenses in the third quarter 2020 consisted of a $2.4 million charge related to executive severance, inclusive of $0.6 million of stock compensation acceleration. Year-over-year comparisons were also affected by: higher incentive compensation costs of $1.8 million offset by lower travel expenses of $0.7 million and lower depreciation and amortization of $1.3 million.

Net Interest Expense:

	Quarter Ended September 30,
(dollars in millions)	2020	2019	Change	% Change
Net interest expense	$1.2	$1.0	$0.2	20%
Average outstanding borrowings, net	$78.0	$78.0	$0.0	0%
Weighted-average borrowing rate	6.28%	6.28%

Net interest expense for the quarter ended September 30, 2020 was $1.2 million, an increase of $0.2 million, or 20%, compared with $1.0 million for the quarter ended September 30, 2019. The higher net interest expense was due primarily to lower interest income in the current year.

Income Taxes:

	Quarter Ended September 30,
(dollars in millions)	2020	2019
Income from continuing operations before income taxes	$11.9	$7.1
Income tax expense	$3.3	$1.8
Effective tax rate	27.2%	26.2%

The Company’s effective tax rate was 27.2% for the quarter ended September 30, 2020, compared to 26.2% for the quarter ended September 30, 2019. The increase in the effective tax rate was primarily the result of higher non-deductible expenses.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Net Sales:

(dollars in millions)	Nine Months Ended September 30,
Segment	2020	2019	Change	% Change
Material Handling	$251.7	$283.0	$(31.3)	(11)%
Distribution	121.3	115.9	5.4	5%
Inter-company elimination	(0.1)	—	(0.1)
Total net sales	$372.9	$398.9	$(26.0)	(7)%

Net sales for the nine months ended September 30, 2020 were $372.9 million, a decrease of $26.0 million or 7% compared to the nine months ended September 30, 2019. Net sales were negatively impacted by lower volume, primarily in the Material Handling Segment, of $34.7 million, lower pricing of $3.7 million, and the effect of unfavorable currency translation of $0.4 million, and were partially offset by $12.8 million of incremental sales in the Distribution Segment due to the Tuffy acquisition on August 26, 2019. Tuffy’s historical annual sales are approximately $20 million.

Net sales in the Material Handling Segment decreased $31.3 million or 11% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in net sales was due to lower volume of $27.2 million, lower pricing of $3.7 million, and the effect of unfavorable currency translation of $0.4 million. The lower volume was primarily due to declines in the vehicle market, food and beverage market and the industrial market and was partially offset by higher volume in the consumer market driven by higher levels of hurricane and wildfire activity that is not expected to reoccur.

Net sales in the Distribution Segment increased $5.4 million or 5% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily the result of $12.8 million of incremental sales due to the August 26, 2019 Tuffy acquisition partly offset by $7.4 million of lower volume, which occurred primarily in the first and second quarters.

Cost of Sales & Gross Profit:

	Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	% Change
Cost of sales	$240.8	$266.8	$(26.0)	(10)%
Gross profit	$132.1	$132.1	$0.0	0%
Gross profit as a percentage of sales	35.4%	33.1%

Gross profit margin increased to 35.4% in the nine months ended September 30, 2020 compared to 33.1% for the nine months ended September 30, 2019, primarily due to lower commodity raw material costs offsetting the effect of lower volumes. Cost of sales in the third quarter 2019 included a $3.5 million charge for estimated replacement costs of certain defective boxes as discussed in Note 8.

Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	% Change
SG&A expenses	$95.4	$102.8	$(7.4)	(7)%
SG&A expenses as a percentage of sales	25.6%	25.8%

SG&A expenses for the nine months ended September 30, 2020 were $95.4 million, a decrease of $7.4 million or 7% compared to the same period in the prior year.  SG&A expenses in the third quarter 2020 included a $2.4 million charge related to executive severance, of which $0.6 million related to stock compensation acceleration. SG&A expenses in 2019 included a $4.0 million charge related to the environmental contingencies discussed in Note 12 and $0.9 million of restructuring costs incurred in the prior year related to the implementation of the Distribution Transformation Plan that did not reoccur in 2020. Year-over-year comparisons were also affected by lower compensation and benefit costs of $0.7 million, lower travel expenses of $1.7 million, lower freight of $0.7 million, lower depreciation and amortization of $1.5 million and savings from the Distribution Transformation Plan, that were partly offset by $2.4 million of incremental SG&A from the August 26, 2019 Tuffy acquisition.

Restructuring:

As discussed in Note 6, the Company has implemented various restructuring programs.

In the Material Handling Segment, the Ameri-Kart Plan involves consolidation of two manufacturing facilities into a single new manufacturing facility, and is expected to be substantially completed in the first quarter of 2021. In connection with this plan, the Company plans to commence a new facility lease once construction of the new facility is substantially completed, as described in Note 16. Although construction has commenced, no restructuring costs were incurred during the nine months ended September 30, 2020 or 2019 related to the Ameri-Kart Plan. As previously announced, the Company expects annualized benefits of approximately $1.5 million upon completion.

The Distribution Transformation Plan was announced during the first quarter of 2019 and was substantially completed by the end of 2019. No costs were incurred during the nine months ended September 30, 2020. Restructuring costs of $0.9 million were incurred during the nine months ended September 30, 2019.

Impairment Charges:

During the nine months ended September 30, 2019, the Company recognized a $0.9 million impairment charge in connection with classifying a previously closed facility as held for sale. See further discussion in Note 4.

Gain on Sale of Notes Receivable:

During the nine months ended September 30, 2020, the Company recorded a pre-tax gain of $11.9 million related to the sale to HC of the fully-reserved promissory notes and related accrued interest receivable in exchange for $1.2 million and the release from a lease guarantee with a carrying value of $10.7 million related to one of HC’s facilities as discussed in Note 5.

Net Interest Expense:

	Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	% Change
Net interest expense	$3.5	$3.1	$0.4	13%
Average outstanding borrowings, net	$78.0	$78.0	$0.0	0%
Weighted-average borrowing rate	6.27%	6.26%

Net interest expense for the nine months ended September 30, 2020 was $3.5 million, an increase of $0.4 million, or 13%, compared with $3.1 million during the nine months ended September 30, 2019. The higher interest expense was due primarily to lower interest income in the current year.

Income Taxes:

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Income from continuing operations before income taxes	$45.2	$25.4
Income tax expense	$11.4	$6.9
Effective tax rate	25.3%	27.3%

The Company’s effective tax rate was 25.3% for the nine months ended September 30, 2020, compared to 27.3% for the nine months ended September 30, 2019. The decrease in the effective tax rate was primarily the result of lower non-deductible expenses.

Financial Condition, Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At September 30, 2020, the Company had $83.7 million of cash, $194.2 million available under the Loan Agreement and outstanding debt with face value of $78.0 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the uncertainty caused by COVID-19. The Company believes that cash on hand, cash flows from operations and available capacity under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Net cash provided by operating activities from continuing operations was $31.3 million for the nine months ended September 30, 2020, compared to $39.5 million in the same period in 2019. The decrease was primarily due to lower net sales in the first half of 2020, partly offset by higher volume of sales in the third quarter 2020 due to hurricane and wildfire activity and its effects on working capital, particularly on increases in accounts receivable and inventory balances as of September 30, 2020.

Net cash provided by operating activities from discontinued operations was $7.3 million in 2019 and resulted from the remaining receipt of the tax benefit from the worthless stock deduction related to the sale of the Brazil Business in 2017.

Investing Activities

Net cash used by investing activities of continuing operations was $8.5 million for the nine months ended September 30, 2020 compared to cash used of $16.2 million for the nine months ended September 30, 2019. In 2020, the Company paid the working capital adjustment of $0.7 million related to the 2019 acquisition of Tuffy discussed in Note 3, and received proceeds from the sale of notes receivable of $1.2 million as discussed in Note 5. In 2019, the Company paid $18.0 million to acquire Tuffy as discussed in Note 3, and received proceeds from the sale of fixed assets of $7.5 million, substantially all of which related to the sale of two buildings as discussed in Note 4. Capital expenditures were $9.0 million and $5.7 million for the nine months ended September 30, 2020 and 2019, respectively. Full year 2020 capital expenditures are expected to be approximately $15 million.

Financing Activities

There were no net payments or borrowings on the credit facility for the nine months ended September 30, 2020 or 2019. The Company used cash to pay dividends of $14.6 million and $14.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Credit Sources

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement amended the pre-existing senior revolving credit facility’s borrowing limit to $200 million, inclusive of letters of credit, and extended the maturity date from December 2018 to March 2022. As of September 30, 2020, the Company had $5.8 million of letters of letters of credit issued related to insurance and other financing contracts in the ordinary course of business, including the $2 million provided to the EPA as described in Note 12, and there was $194.2 million available under our Loan Agreement. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.

At September 30, 2020, $78 million face value of Senior Unsecured Notes are outstanding. The series of four notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between January 15, 2021 and 2026. The $40 million note of these Senior Unsecured Notes is due January 15, 2021.

As of September 30, 2020, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended September 30, 2020 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	14.50
Leverage Ratio	3.25 to 1 (maximum)	1.18

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. As of September 30, 2020, the Company has no borrowings outstanding under its floating rate debt.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At September 30, 2020, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2020, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a strain of coronavirus (“COVID-19”) first surfaced in Wuhan, China, and has since been labeled a pandemic and has spread rapidly to other areas of the world, including our primary markets. Regulatory actions in response to the COVID-19 pandemic have included closure of nonessential businesses and other requirements to maintain social distance and limit further spread of the coronavirus. Through the date of this report, most of our businesses are considered essential because they supply food and agricultural, automotive, healthcare, industrial and consumer end markets.  Accordingly, these businesses have continued to operate.  However, we have experienced temporary closures of certain facilities as a result of the pandemic, including two manufacturing facilities of our Ameri-Kart business in the Material Handling segment and our Distribution business in Central America in part of March and April 2020.  Beyond the impact of these temporary closures, some of our businesses have been and may continue to be affected by the broader economic effects from the COVID-19 and related regulatory actions, including customer demand for our products. While we have so far been able to source required materials and products at reasonable cost, the pandemic may also affect our supply chain in ways that are beyond our control.  We may also incur costs or experience further disruption to comply with new or changing regulations in response to the pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)The following table presents information regarding the Company’s stock repurchase plan during the quarter ended September 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
7/1/2020 to 7/31/2020	—	$—	5,547,665	2,452,335
8/1/2020 to 8/31/2020	—	—	5,547,665	2,452,335
9/1/2020 to 9/30/2020	—	—	5,547,665	2,452,335

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

Item 6. Exhibits

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on April 30, 2020.
31.1	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel W. Hoehn, Interim Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Daniel W. Hoehn, Interim Chief Financial Officer, of Myers Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

October 29, 2020	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Interim Chief Financial Officer (Principal Financial and Accounting Officer)