Form 10-K
period 2020-12-31
MYERS INDUSTRIES INC
filed 2021-03-11
CIK 69488

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2020: $343,897,092

Indicate the number of shares outstanding of registrant’s common stock as of March 5, 2021: 36,008,505 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	Business

General Development of Business

Myers Industries, Inc. (the “Company”) was founded in 1933 and is headquartered in Akron, Ohio. The terms “Myers Industries,” “Company,” “we,” “us,” or “our” wherever used herein refer to the Company, unless the context indicates to the contrary. Since its founding, the Company has grown from a small storefront distributing tire service supplies into an international manufacturing and distribution enterprise. In 1971, the Company went public, and the stock is traded on the New York Stock Exchange under the ticker symbol MYE.

The Company is a leader in the manufacturing of plastic reusable material handling containers and pallets, and plastic fuel tanks as well as the largest distributor of tools, equipment and supplies for the tire, wheel and under vehicle service industry in the United States.

As of December 31, 2020, the Company operated fifteen manufacturing facilities, five sales offices, five distribution centers and three distribution branches located throughout North and Central America; and has approximately 2,400 employees.

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

The Company’s business strategy is focused on transforming its Material Handling Segment into a high-growth, customer-centric innovator of engineered plastic solutions while continuing to optimize and grow the Distribution Segment. Myers Industries’ long-term plan is comprised of three, three-year horizons, each outlining specific actions to drive profitable revenue growth. Actions during the first horizon are focused on four strategic pillars:

•	driving organic growth through sales and commercial excellence, innovation and e-commerce;
•	operational excellence through initiatives in purchasing, pricing and selling, general and administrative (“SG&A”) expense optimization;
•	complementing our organic growth through bolt on acquisitions that can expand our opportunities in current and adjacent markets; and
•	developing a high-performance mindset and culture.

Description of Business

The Company conducts its business activities in two distinct business segments, Material Handling and Distribution, consistent with the manner in which the Company’s Chief Operating Decision Maker evaluates performance and makes resource allocation decisions.

In the Material Handling Segment, the Company designs, manufactures, and markets a variety of plastic and metal products. These range from plastic reusable material handling containers and small parts storage bins to plastic recreational vehicle (“RV”) tanks and parts, marine tanks and parts, portable plastic fuel tanks and water containers, portable marine fuel containers, ammunition containers, storage totes, bulk shipping containers and metal carts and cabinets. The Material Handling Segment conducts operations in the United States and Canada. The Material Handling Segment serves the industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer markets, among others. Products are sold both directly to end-users and through distributors.

The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and undervehicle service on passenger, heavy truck and off-road vehicles and the manufacturing of tire repair materials and custom rubber products. The Distribution Segment also manufactures and sells permanent and temporary reflective highway marking tape. The Distribution Segment operates domestically through its sales offices and five regional distribution centers in the United States, and in certain foreign countries through export sales as well as branch operations principally in Central America. The Distribution Segment serves retail and truck tire dealers, commercial auto and truck fleets, auto dealers, general service and repair centers, tire retreaders, and government agencies.

On November 10, 2020, the Company acquired the assets of Elkhart Plastics, Inc. (“Elkhart Plastics”), a manufacturer of engineered products for the recreational vehicle, marine, agricultural, construction, truck and other industries, which is included in the Company’s Material Handling Segment. Elkhart Plastics’ annual sales are approximately $100 million.

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

In 2015, the Company completed the sale of its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”), which is now named HC Companies, Inc. (“HC”). The results for the Lawn and Garden business are also classified as discontinued operations in the Consolidated Statements of Operations under Items 6 and 8 of this report; however, certain matters related to financing and lease guarantees provided by the Company in the transaction are included as part of continuing operations. Refer to Note 6 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The following table summarizes the key attributes of the business segments for the year ended December 31, 2020:

Material Handling Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$343.9	•	Plastic Reusable Containers &	•	Akro-Mils®	•	Plastic Rotational Molding	•	Agriculture
67%		Pallets	•	Jamco®	•	Plastic Injection Molding	•	Automotive
	•	Plastic Storage &	•	Buckhorn®	•	Structural Foam Molding	•	Food Processing
		Organizational Products	•	Ameri-Kart®	•	Plastic Blow Molding	•	Food Distribution
	•	Plastic and Metal Carts	•	Scepter®	•	Material Regrind & Recycling	•	Healthcare
	•	Metal Cabinets	•	Elkhart Plastics™	•	Product Design	•	Industrial
	•	Custom Products			•	Prototyping	•	Manufacturing
					•	Product Testing	•	Retail Distribution
					•	Material Formulation	•	Wholesale Distribution
					•	Plastic Thermoforming	•	Consumer
					•	Infrared Welding	•	Recreational Vehicle
					•	Metal Forming	•	Marine
					•	Stainless Steel Forming	•	Military
					•	Powder Coating	•	Custom

Distribution Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$166.5	•	Tire Valves & Accessories	•	Myers Tire Supply®	•	Broad Sales Coverage	•	Retail Tire Dealers
33%	•	Tire Changing &	•	Myers Tire Supply	•	Local Sales	•	Truck Tire Dealers
		Balancing Equipment		International	•	Five Strategically Placed	•	Auto Dealers
	•	Lifts & Alignment Equipment	•	Patch Rubber Company®		Distribution Centers	•	Commercial Auto & Truck
	•	Service Equipment	•	Elrick	•	International Distribution		Fleets
	•	Hand Tools	•	Fleetline	•	Personalized Service	•	General Repair & Services
	•	Tire Repair & Retread	•	MTS	•	National Accounts		Facilities
		Equipment & Supplies	•	Phoenix	•	Product Training	•	Tire Retreaders
	•	Brake, Transmission & Allied	•	Seymoure	•	Repair/Service Training	•	Tire Repair
		Service Equipment & Supplies	•	Tuffy	•	New Products/Services	•	Governmental Agencies
	•	Highway Markings	•	Advance Traffic Markings		“Speed to Market”	•	Telecommunications
	•	Industrial Rubber			•	Rubber Mixing	•	Industrial
	•	General Shop Supplies			•	Rubber Compounding	•	Road Construction
	•	Tire Pressure Monitoring System			•	Rubber Calendaring	•	Mining
					•	Tiered Product Offerings

Segments Overview

Material Handling Segment

The Material Handling Segment manufactures highly engineered polymer packaging containers, storage and safety products, and specialty molded parts. The brands within this segment include Buckhorn®, Akro-Mils®, Jamco®, Ameri-Kart®, Elkhart Plastics™ and Scepter®.

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

Jamco Products is well established in industrial and commercial markets with its wide selection of welded steel service carts, platform trucks, mobile work centers, racks and cabinets for plastic bins, safety cabinets, medical cylinder carts and more. Jamco Products’ quality product offering, relationships with industrial distributors and reputation for quality and service complements Myers Industries’ other Material Handling businesses.

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

Elkhart Plastics, which was acquired in November 2020,  is another industry leading manufacturer of rotational-molded water, fuel and waste handling tanks, plastic trim and parts used in recreational vehicle, marine, agriculture, commercial construction equipment, heavy truck equipment, material handling and more.  Custom plastics are manufactured in lengths up to 160 inches in a variety of shapes and thicknesses.

Scepter is a leading producer of portable plastic fuel containers, portable marine fuel tanks and water containers, ammunition containers and storage totes.  Scepter was the first provider of Jerry Cans to North America which offer safe, reliable transportation and storage of fuel for the consumer market.  Scepter also manufactures a variety of blow molded products for military applications from high quality containers to safely store and transport large caliber ammunition, to military specified portable fuel and water canisters. Scepter's in-house product engineering and state of the art mold capabilities complements Myers Industries’ Material Handling Segment through an increased product offering and global reach.

Distribution Segment

The Distribution Segment includes the Myers Tire Supply®, Myers Tire Supply International, Tuffy Manufacturing and Patch Rubber Company® brands.  Within the Distribution Segment the Company sources and manufactures top of the line products for the tire, wheel and undervehicle service industry.

Myers Tire Supply is the largest U.S. distributor and single source for tire, wheel and undervehicle service tools, equipment and supplies. The Company buys and sells over 10,000 unique items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, auto dealerships, tire retreaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their businesses. Myers Tire Supply International further distributes these product offerings in Central America, through its branch offices, and to other foreign countries, through its U.S. export business.

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

Raw Materials & Suppliers

The Company purchases substantially all of its raw materials from a wide range of third-party suppliers. These materials are primarily polyethylene, polypropylene, and polystyrene plastic resins, all used within the Material Handling Segment, as well as synthetic and natural rubber. Most raw materials are commodity products and are available from several domestic suppliers. We believe that the loss of any one supplier or group of suppliers would not have a material adverse effect on our business, although there are limited suppliers of certain grades of plastic resins, where the market supply can be temporarily disrupted by an unanticipated loss of capacity from any one such supplier.

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

Customer Dependence

In 2020, 2019 and 2018, there were no customers that accounted for more than ten percent of total net sales from continuing operations. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Human Capital Management

Myers employees are located throughout North and Central America. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. The Company employed approximately 2,400 people globally in both a full-time and part-time capacity as of December 31, 2020. Of these, approximately 1,900 were employed in the Company’s Material Handling Segment while the Distribution Segment employed approximately 450. The Company’s corporate offices had approximately 50 employees. As of December 31, 2020, the Company had approximately 140 employees represented by a labor union. The collective bargaining agreement between us and the labor union expires June 2022. The Myers employee base provides the foundation for our Company’s success.

Our employees are responsible for upholding our core values, which include but are not limited to working safely and collaboratively, conducting all aspects of business with the highest standards of integrity, leveraging processes and procedures to drive continuous improvement, empowering individuals and teams across the Company, embracing change as we embark on our One Myers strategic vision, attracting and developing diverse talent, and demonstrating servant leadership to drive improvements in the communities where we live and operate.

Health and Safety

One core value of the Company is the health, safety, and well-being of our employees. The Company has developed a health and safety program that focuses on implementing policies and training programs to ensure all employees can expect workplace safety. The Company’s health and safety strategies are consistently reviewed and updated as changes occur and key metrics are discussed in our Corporate Safety Committee meetings.  The results of these critical safety statistics and metrics are distributed internally. Safety awareness and employee engagement programs have been implemented at the Company’s facilities and are a critical consideration in our town hall meetings.

The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work. Our health and safety focus is evident in our response to the COVID-19 pandemic and includes the following:

•	adding work from home flexibility;
•	encouraging those who are sick or have symptoms to stay home;
•	increasing cleaning protocols across all locations;
•	regular communications regarding health and safety protocols and procedures;
•	establishing physical distancing and personal protective equipment procedures for employees;
•	providing masks and cleaning supplies;
•	implementing protocols to address actual and suspected COVID-19 cases and potential exposure; and
•	prohibiting all domestic and international non-essential travel for all employees.

We manufacture products which are deemed essential to the critical infrastructure and all production sites have continued operating during the COVID-19 pandemic. As such, we have invested in creating physically safe work environments for our employees.

Diversity and Inclusion

As part of our human capital management initiatives, we are continuing to develop and improve our internal reporting on key talent metrics, including workforce demographics, critical role pipeline data, and diversity hiring analytics. These initiatives align with our goal of creating a positive and dynamic workplace where all employees can flourish. A truly innovative workforce needs to be diverse and leverage the skills and perspectives of a broad range of backgrounds and experiences.

Talent Development

Successful execution of the Company's strategy depends on attracting and retaining highly qualified individuals. The Company believes it is important to reward associates with competitive wages and benefits to recognize professional excellence and career progression. The Company also believes it is important to provide pay and benefits that are competitive and equitable based on its local markets.

The Company believes that having open, honest dialogue with its employees is a key tenet in evolving its culture and keeping it thriving. As a function of this approach, the Company conducts surveys on a periodic basis to measure and report employee engagement and areas of concern. The Company also provides professional development and training opportunities to advance the skills and expertise of Myers’ employees.

Backlog

The backlog of orders for our operations is estimated to have been approximately $39 million at December 31, 2020 and approximately $23 million at December 31, 2019. Generally, our lead time between customer order and product delivery is less than 90 days, and thus our estimated backlog is substantially expected to be delivered within the succeeding three months. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

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

This Form 10-K and the information we are incorporating by reference contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including information regarding the Company’s financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify forward-looking statements by words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, these statements inherently involve a wide range of inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The Company’s actual actions, results, and financial condition may differ materially from what is expressed or implied by the forward-looking statements. Specific factors that could cause such a difference include those set forth below and other important factors disclosed previously and from time to time in our other filings with the SEC. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

Risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements include, but are not limited to:

Risks Relating to the COVID-19 Pandemic

The COVID-19 pandemic could negatively affect our business, financial position, results of operations and/or liquidity.

First identified in December 2019, a strain of coronavirus (“COVID-19”) became a global pandemic and has spread rapidly to other areas of the world, including our primary markets. Regulatory actions in response to the COVID-19 pandemic included closure of nonessential businesses and requirements to maintain masking and social distancing to help mitigate the spread of COVID-19. Through the date of this report, the majority of our businesses have been considered essential because they supply food and agricultural, automotive, healthcare, industrial and consumer end markets.  Accordingly, these businesses have continued to operate.  However, we have experienced temporary closures of certain facilities, including two manufacturing facilities of our Ameri-Kart business in the Material Handling segment and our Distribution business in Central America in parts of March and April 2020.  Beyond the impact of these temporary closures, certain of our businesses have been and may continue to be affected by the broader economic effects from the COVID-19 and related regulatory actions, including reduced customer demand for our products. While we have so far been able to source required materials and products at reasonable cost, the pandemic may affect our supply chain in ways that are beyond our control.  We may also incur costs or experience further disruption to comply with new or changing regulations in response to the pandemic.

The overall magnitude of the COVID-19 pandemic, including the extent of its direct and indirect impact on our business, financial position, results of operations or liquidity continues to be inherently uncertain. Further, the ultimate impact of the COVID-19 pandemic depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the COVID-19 pandemic; the severity and duration of outbreaks of the virus; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; the availability, distribution, effectiveness and community acceptance of vaccines; and the pace of economic recovery, particularly in our end markets, when the COVID-19 pandemic subsides.

Risks Relating to Our Business and Operations

Significant increase in the cost of raw materials or disruption in the availability of raw materials could adversely affect our financial performance.

Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices. Our primary raw materials include plastic resins, colorants and natural and synthetic rubbers. Plastic resins in particular are subject to substantial short-term price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced, as well as other factors such as production interruption created by extreme weather conditions. Over the past several years, we have at times experienced rapidly increasing resin prices. The Company’s revenue and profitability may be materially and adversely affected by these price fluctuations.

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

Changes in raw material availability may also occur due to events beyond our control, including natural disasters such as floods, tornadoes, hurricanes and other extreme weather conditions, such as the severe winter storm and freezing conditions in and near Texas in February 2021. Our specific molding technologies and/or product specifications can limit our ability to timely locate alternative suppliers to produce certain products. This can occur when there are limited suppliers of certain grades of plastic resins, where the market supply can be temporarily disrupted by an unanticipated loss of capacity from any one such supplier.

Changes in trade policies could result in new tariffs or other restrictions on products, components or raw materials sourced, directly or indirectly, from foreign countries, which could increase raw material costs and adversely impact profitability. However, as the Company has limited foreign operations and sources much of its raw materials domestically, we do not believe new tariffs would have a material impact on our operations.  We also believe that adverse impacts can be mitigated over time through increases in price or sourcing through an alternate supply chain.

We operate in a very competitive business environment, which could affect our financial condition and results of operations.

Both of our segments participate in markets that are highly competitive. We compete primarily on the basis of product quality and performance, value, and supply chain competency. Our competitive success also depends on our ability to maintain strong brands, customer relationships and the belief that customers will need our solutions to meet their growth requirements. The development and maintenance of such brands requires continuous investment in brand building, marketing initiatives and advertising. The competition that we face in all of our markets — which varies depending on the particular business segment, product lines and customers — may prevent us from achieving sales, product pricing and income goals, which could affect our financial condition and results of operations.

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

Risks Relating to the Execution of Our Strategy

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

We may not realize the improved operating results that we anticipate from past acquisitions, including Elkhart Plastics, or from acquisitions we may make in the future and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

We explore opportunities to acquire businesses that we believe are related to the execution of the Company’s long-term strategies, with a focus on, among other things, alignment with the Company’s existing technologies and competencies, flexible operations, and leadership in niche markets. Some of these acquisitions may be material to us. We expect such acquisitions will produce operating results consistent with our other operations and our strategic goals; however, we may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management’s attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

•

We may have difficulty integrating the acquired businesses as planned, which may include integration of systems of internal controls over financial reporting and other financial and administrative functions;

•	We may have delays in realizing the benefits of our strategies for an acquired business;
•	The increasing demands on our operational systems and integration costs, including diversion of management’s time and attention, may be greater than anticipated;
•	We may not be able to retain key employees necessary to continue the operations of an acquired business;
•	Acquisition costs may be met with cash or through increased debt, increasing the risk that we will be unable to satisfy current and future financial obligations; and
•	Acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital.

Risks Relating to Economic Conditions and Currency Exchange Rates

Our results of operations and financial condition could be adversely affected by a downturn in the United States economy or global markets.

We operate in a wide range of regions, primarily in North America. Additionally, some of our end markets are cyclical, and some of our products are a capital expense for our customers. Worldwide and regional business and political conditions and overall strength of the worldwide, regional and local economies, including changes in the economic conditions of the broader markets and in our individual niche markets, could have an adverse effect on one or both of our operating segments.

We derive a portion of our revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Central America. For the year ended December 31, 2020, international net sales accounted for approximately 8% of our total net sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Risks Relating to Our Debt and Capital Structure

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

Equity Ownership Concentration

Based solely on the Schedule 13D/A filed on November 13, 2020, by Mario J. Gabelli, Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Teton Advisors, Inc., Gabelli Foundation, Inc., GGCP, Inc., GAMCO Investors, Inc., Associated Capital Group, Inc. and Gabelli & Company Investment Advisors, Inc., (collectively, the “Gamco Group”), for which the Company disclaims any responsibility for accuracy, the Gamco Group beneficially owned 5,994,771 shares of our common stock, which represented approximately 16.7% of the 35,921,025 shares outstanding at December 31, 2020.

Based solely on the Schedule 13G/A filed on January 25, 2021, by Blackrock, Inc., (“Blackrock”), for which the Company disclaims any responsibility for accuracy, Blackrock beneficially owned 5,582,348 shares of our common stock, which represented approximately 15.5% of the 35,921,025 shares outstanding at December 31, 2020.

Individually or combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.

Risks Related to Data Privacy and Information Security

Our information technology systems have in the past and may experience an interruption or a breach in security.

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

Risks Related to Legal, Compliance and Regulatory Matters

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

As more fully described in Note 12 to the consolidated financial statements, we are a potentially responsible party (“PRP”) in an environmental proceeding and remediation matter in which substantial amounts may be involved. It is possible that adjustments to reserved expenses will be necessary as new information is obtained, including after EPA approval of the work plan for the remedial investigation and feasibility study (“RI/FS”), which is anticipated to occur in 2021. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, we have not accrued for such remediation costs as we are unable to estimate the liability at this time. Additionally, we are party to a consent decree regarding another location pursuant to which we are required to contribute to the costs of the remediation project.

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

We maintain property, business interruption, product liability and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from war risks, terrorist acts, whether domestic or foreign, or product liability claims relating to products we manufacture. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing and may continue to increase in the future. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, there can be no assurance that our insurers would not challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position, results of operations or cash flows.

Changes in laws and regulations may have an adverse impact on our operations.

Changes in laws and regulations and approvals and decisions of courts, regulators, and governmental bodies on any legal claims known or unknown, could have an adverse effect on the Company’s financial results. Additionally, changes in tax laws, particularly in light of changes in the composition of Congress, or new guidance or directives issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies could impact our future effective tax rate and may result in a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

General Risk Factors

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

Unforeseen events, including natural disasters, unusual or severe weather events and patterns, other public health crises, and other catastrophic events may negatively impact our economic condition.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth certain information with respect to properties owned by the Company as of December 31, 2020:

	Distribution
Location	Approximate Floor Space (Square Feet)	Approximate Land Area (Acres)	Use
Akron, Ohio	129,000	8	Headquarters and distribution center
Akron, Ohio	67,000	5	Administration and warehousing

	Manufacturing
Miami, Oklahoma	330,000	16	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Bristol, Indiana *	185,000	12	Manufacturing and distribution
Roanoke Rapids, North Carolina	172,000	20	Manufacturing and distribution
Scarborough, Ontario	170,000	8	Manufacturing and distribution

* Classified as held for sale at December 31, 2020 and scheduled for consolidation into a new facility in 2021.

The following table sets forth certain information with respect to facilities leased by the Company as of December 31, 2020:

	Manufacturing & Distribution
Location	Approximate Floor Space (Square Feet)	Expiration Date of Lease	Use
Atlantic, Iowa	215,000	October 2023	Manufacturing and distribution
Middlebury, Indiana	212,000	March 2024	Manufacturing and distribution
Cassopolis, Michigan *	210,000	December 2021	Manufacturing and distribution
South Beloit, Illinois	120,000	September 2021	Manufacturing and distribution
Ridgefield, Washington	142,000	October 2029	Manufacturing and distribution
South Bend, Indiana	102,000	August 2022	Manufacturing and distribution
Elkhart, Indiana	95,000	Month to Month	Manufacturing and distribution
Littleton, Colorado	83,000	December 2024	Manufacturing and distribution
Southaven, Mississippi	56,000	September 2023	Distribution center
Cuyahoga Falls, Ohio	45,000	August 2021	Distribution center
Salt Lake City, Utah	30,000	October 2023	Distribution center
Pomona, California	18,000	February 2028	Sales and distribution center
Milford, Ohio	12,000	December 2023	Administration and sales
White Pigeon, Michigan	7,000	August 2025	Manufacturing and distribution

* Scheduled for consolidation into a new facility in 2021.

The Company also leases facilities for its sales offices and sales branches in the United States and Central America which, in the aggregate, amount to approximately 22,000 square feet of warehouse and office space. All of these locations are used by the Distribution Segment.

In March 2019, the Company announced plans to consolidate manufacturing operations of its Ameri-Kart Corp. subsidiary, which includes the owned facility in Bristol, Indiana and the leased facility in Cassopolis, Michigan. The Company provided notice to terminate its lease of the Cassopolis, Michigan facility effective December 2021. In December 2019, the Company signed agreements for the 15-year lease of a new Bristol facility and the sale of its existing Bristol facility. The lease of the new Bristol facility and the sale of the existing Bristol facility both become effective when the new facility is substantially complete, which is expected to be in 2021. The new Bristol facility is expected to be approximately 233,000 square feet and to be designed to better meet the Company’s manufacturing and distribution needs.

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

For information relating to the New Idria Mercury Mine EPA matter, the New Almaden Mine environmental matter, and the Scepter patent infringement litigation matter, see Note 12, Contingencies, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol MYE. The number of shareholders of record at December 31, 2020 was 939. Dividends for the last two years were:

Quarter Ended	2020	2019
March 31	$0.135	$0.135
June 30	0.135	0.135
September 30	0.135	0.135
December 31	0.135	0.135

Purchases of equity securities by the issuer

The following table presents information regarding the Company’s stock repurchase plan during the three months ended December 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/2020 to 10/31/2020	—	$—	5,547,665	2,452,335
11/1/2020 to 11/30/2020	—	—	5,547,665	2,452,335
12/1/2020 to 12/31/2020	—	—	5,547,665	2,452,335

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

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2020

The chart below compares the Company’s cumulative total shareholder return for the five years ended December 31, 2020, to that of the Standard & Poor’s 500 Index – Total Return and the Russell 2000 Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100 on December 31, 2015.

	2015	2016	2017	2018	2019	2020
Myers Industries Inc.
Annual Return %		11.74	40.72	(20.39)	13.84	29.33
Cum $	100.00	111.74	157.25	125.19	142.52	184.31
S&P 500 Index - Total Return
Annual Return %		11.96	21.83	(4.38)	31.49	18.40
Cum $	100.00	111.96	136.40	130.42	171.49	203.04
Russell 2000 Index
Annual Return %		21.31	14.65	(11.01)	25.52	19.96
Cum $	100.00	121.31	139.08	123.76	155.35	186.36

ITEM 6.	Selected Financial Data

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Overview

The Company conducts its business activities in two distinct segments: The Material Handling Segment and the Distribution Segment. The Brazil Business, which was sold in December 2017, is classified as discontinued operations in all periods presented.

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

The Company’s results of operations for the year ended December 31, 2020 are discussed below.  However, the Company’s past results of operations may not reflect its future operating trends. In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s operations.  Regulatory actions in response to COVID-19 have varied across jurisdictions and have included closure of nonessential businesses. The duration and extent of these measures is unknown, including possible reimplementation of any measures that have been removed or relaxed. Through the date of this report, most of the Company’s businesses are considered essential because they supply food and agricultural, automotive, healthcare, industrial and consumer end markets.  Accordingly, those businesses have continued to operate.  Throughout the year, the Company has experienced temporary closures of certain facilities as a result of the pandemic, including certain manufacturing facilities in the Material Handling Segment and our Distribution business in Central America, in parts of March and April 2020.  Beyond the impact of these temporary closures, some of our businesses have been and may continue to be affected by the broader economic effects from COVID-19 and related regulatory actions, including customer demand for our products.  The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations: 2020 Compared with 2019

Net Sales:

(dollars in thousands)	Year Ended December 31,
Segment	2020	2019	Change	% Change
Material Handling	$343,884	$356,407	$(12,523)	(4)%
Distribution	$166,544	$159,349	$7,195	5%
Inter-company elimination	$(59)	$(58)	$(1)
Total net sales	$510,369	$515,698	$(5,329)	(1)%

Net sales for the year ended December 31, 2020 were $510.4 million, a decrease of $5.3 million or 1% compared to the prior year. Net sales were negatively impacted by lower volume of $25.5 million, lower pricing of $4.2 million, and the effect of unfavorable currency translation of $0.3 million, which was primarily within the Material Handling Segment. These declines were partially offset by $11.8 million of incremental sales from the Elkhart Plastics acquisition on November 10, 2020 and $12.9 million of incremental sales related to the Tuffy acquisition on August 26, 2019. Elkhart Plastics’ annual sales are approximately $100 million and Tuffy’s annual sales are approximately $20 million.

Net sales in the Material Handling Segment decreased $12.5 million or 4% for the year ended December 31, 2020 compared to the prior year. The decrease in net sales was due to lower volume of $19.8 million, lower pricing of $4.2 million, and the effect of unfavorable currency translation of $0.3 million. The lower volume was primarily due to declines in the vehicle market, food and beverage market and the industrial market and was partially offset by higher volume in the consumer market driven by higher levels of hurricane and wildfire activity.  The lower volumes were primarily the result of the economic impacts of COVID-19 during the first half of the year. This decrease was partially offset by $11.8 million of incremental sales due to the Elkhart Plastics acquisition on November 10, 2020.

Net sales in the Distribution Segment increased $7.2 million or 5% in the year ended December 31, 2020 compared to the prior year, primarily the result of $12.9 million of incremental sales due to the August 26, 2019 Tuffy acquisition partly offset by $5.7 million of lower volume, which occurred primarily as a result of the impacts of COVID-19 on travel patterns and other economic effects in the first half of the year.

Cost of Sales & Gross Profit:

	Year Ended December 31,
(dollars in thousands)	2020	2019	Change	% Change
Cost of sales	$338,409	$344,386	$(5,977)	(2)%
Gross profit	$171,960	$171,312	$648	0%
Gross profit as a percentage of sales	33.7%	33.2%

Gross profit margin increased to 33.7% for the year ended December 31, 2020 compared to 33.2% for the same period in 2019, primarily due to lower commodity raw material costs offsetting the effect of lower volumes. Cost of sales in 2019 included a $3.5 million charge for estimated replacement costs of certain defective boxes as discussed in Note 9 to the consolidated financial statements. In the first quarter of 2021, the Company announced an 8 percent price increase in response to rapidly rising raw material costs, primarily resin. This is expected to primarily impact the Material Handling Segment.

Selling, General and Administrative Expenses:

	Year Ended December 31,
(dollars in thousands)	2020	2019	Change	% Change
SG&A expenses	$130,331	$133,130	$(2,799)	(2)%
SG&A expenses as a percentage of sales	25.5%	25.8%

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2020 were $130.3 million, a decrease of $2.8 million or 2% compared to the prior year. SG&A expenses in 2020 included a $2.4 million charge related to executive severance, of which $0.6 million related to stock compensation acceleration. SG&A expenses in 2019 included the reversal of $2.0 million of stock compensation expense related to the forfeiture of stock awards due to the resignation of the CEO in 2019 and $0.9 million of restructuring costs incurred in the prior year related to the implementation of the Distribution Transformation Plan that did not reoccur in 2020. Year-over-year comparisons were also affected by lower charges related to the environmental contingencies of $3.5 million discussed in Note 12, lower travel expenses of $2.3 million, lower freight of $1.3 million, lower depreciation and amortization of $2.9 million and savings from the Distribution Transformation Plan, that were partly offset by $2.0 million of incremental SG&A from the November 10, 2020 Elkhart Plastics acquisition and $2.4 million of incremental SG&A from the August 26, 2019 Tuffy acquisition.

Restructuring:

As discussed in Note 8 to the consolidated financial statements, the Company has implemented various restructuring programs.

In the Material Handling Segment, the Ameri-Kart Plan involves consolidation of two manufacturing facilities into a single new manufacturing facility and is expected to be substantially completed in 2021. In connection with this plan, the Company plans to commence a new facility lease once construction of the new facility is substantially completed, as described in Note 16 to the consolidated financial statements. Although construction has commenced, no restructuring costs were incurred during the years ended December 31, 2020 or 2019 related to the Ameri-Kart Plan. As previously announced, the Company expects annualized benefits of approximately $1.5 million upon completion.

The Distribution Transformation Plan was announced during the first quarter of 2019 and was substantially completed by the end of 2019. No costs were incurred during the year ended December 31, 2020. Restructuring costs of $0.9 million were incurred during the year ended December 31, 2019.

Impairment Charges:

During the first quarter of 2019, the Company recognized a $0.9 million impairment charge in connection with classifying a previously closed facility as held for sale, as discussed in Note 4 to the consolidated financial statements. The facility was sold in the second quarter of 2019.

Other (Income) Expenses:

During the year ended December 31, 2020, the Company recorded a pre-tax gain of $11.9 million related to the sale to HC of the fully-reserved promissory notes and related accrued interest receivable in exchange for $1.2 million and the release from a lease guarantee with a carrying value of $10.7 million related to one of HC’s facilities as discussed in Note 6 to the consolidated financial statements.

Net Interest Expense:

	Year Ended December 31,
(dollars in thousands)	2020	2019	Change	% Change
Net interest expense	$4,688	$4,083	$605	15%
Average outstanding borrowings, net	$78,000	$78,000	$—	0%
Weighted-average borrowing rate	6.28%	6.27%

Net interest expense for the year ended December 31, 2020 was $4.7 million compared to $4.1 million during 2019. The higher net interest expense was due primarily to lower interest income in the current year.

Income Taxes:

	Year Ended December 31,
(dollars in thousands)	2020	2019
Income from continuing operations before income taxes	$48,862	$33,183
Income tax expense	$12,093	$8,968
Effective tax rate	24.7%	27.0%

The effective tax rate was 24.7% for the year ended December 31, 2020 compared to 27.0% in the prior year. The decrease in the effective tax rate was primarily the result of lower non-deductible expenses and the reduction of an unrecognized tax benefit due to a lapse in the related statute of limitations.

Financial Condition & Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At December 31, 2020, the Company had $28.3 million of cash, $194.2 million available under the Loan Agreement and outstanding debt with face value of $78.0 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the uncertainty caused by COVID-19. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Cash provided by operating activities from continuing operations was $46.5 million and $47.0 million for the years ended December 31, 2020 and 2019, respectively. The decrease in cash provided by continuing operations of $0.5 million during the year ended December 31, 2020 compared to 2019 was primarily due to lower net sales in the first half of 2020, partly offset by higher volume of sales in the second half of 2020 due to hurricane and wildfire activity and its effects on working capital, particularly on increases in accounts receivable and inventory balances as of December 31, 2020.

Net cash provided by operating activities of discontinued operations was $7.3 million in 2019 and resulted from the remaining receipt of the tax benefit from the worthless stock deduction related to the sale of the Brazil Business in 2017.

Investing Activities

Net cash used by investing activities of continuing operations was $75.6 million for the year ended December 31, 2020 compared to cash used of $20.8 million for the year ended December 31, 2019. In 2020, the Company paid $62.6 million to acquire Elkhart Plastics, paid the working capital adjustment of $0.7 million related to the 2019 acquisition of Tuffy and received proceeds from the sale of notes receivable of $1.2 million. In 2019, the Company paid $18.0 million to acquire Tuffy and received proceeds from the sale of fixed assets of $7.5 million, substantially all of which related to the sale of two buildings. Capital expenditures were $13.4 million and $10.3 million for the years ended December 31, 2020 and 2019, respectively. See Notes 3, 4 and 6 to the consolidated financial statements for further discussion of these items.

Financing Activities

The Company used cash to pay dividends of $19.4 million and $19.3 million in 2020 and 2019, respectively. Other proceeds from the issuance of common stock relate primarily to exercises of stock options issued under the stock incentive plans as described in Note 10 to the consolidated financial statements.

Credit Sources

In March 2017, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement”).  The Loan Agreement amended the pre-existing senior revolving credit facility’s borrowing limit to $200 million, inclusive of letters of credit, and extended the maturity date from December 2018 to March 2022. As of December 31, 2020, the Company had $194.2 million available under the Loan Agreement after $5.8 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 12 to the consolidated financial statements. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

At December 31, 2020, $78 million face value of Senior Unsecured Notes are outstanding. The series of four notes range in face value from $11 million to $40 million, with interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between January 15, 2021 and 2026. The $40 million note of these Senior Unsecured Notes matured January 15, 2021. In January 2021, the Company repaid the $40 million note using cash on hand and borrowing under the Loan Agreement. See further detail in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2020, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended December 31, 2020 are:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	15.38
Leverage Ratio	3.25 to 1 (maximum)	1.11

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on the accompanying consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As indicated in the Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the amount of assets, liabilities, revenue and expenses reported are affected by estimates and judgments that are necessary to comply with U.S. GAAP. The Company bases its estimates on prior experience and other assumptions that they consider reasonable to their circumstances. The Company believes the following matters may involve a high degree of judgment and complexity.

Contingencies — In the ordinary course of business, the Company is involved in various legal proceedings and contingencies. When a loss arising from these matters is probable and can reasonably be estimated, the most likely amount of the estimated probable loss is recorded, or if a range of probable loss can be estimated and no amount within the range is a better estimate than any other amount, the minimum amount in the range is recorded. Disclosure of contingent losses is also provided when there is a reasonable possibility that the ultimate loss could exceed the recorded provision or if such probable loss cannot be reasonably estimated.  As additional information becomes available, any potential liability related to these contingent matters is assessed and the estimates are revised, if necessary. The actual resolution of these contingencies may differ from these estimates, and it is possible that future earnings could be affected by changes in estimated outcomes of these contingencies. If a contingency were settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than our estimate, a future credit to income would result. See disclosure of contingencies in Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

As discussed further in Notes 6 and 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the Company made judgements for tax positions in connection with its December 2017 divestiture of its Brazil Business. In connection with this divestiture, the Company incurred a capital loss of $9.5 million on its investment in the Myers do Brazil business and recorded a deferred tax asset of $2.0 million for this capital loss carryforward. A valuation allowance of $2.0 million is recorded against this deferred tax asset as the recovery of the asset is not more likely than not. The Company also recorded tax benefits within its discontinued operations of approximately $14.3 million through 2018 that were generated as a result of a worthless stock deduction for the Novel do Nordeste business included in this divestiture. Although management believes that the worthless stock deduction is valid, there can be no assurance that the 2017 IRS audit will not challenge it and, if challenged, that the Company will prevail.

Business Combinations – The Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates, discount rates, customer attrition rates, royalty rates, asset lives, contributory asset charges, and market multiples, among other items. The Company determines the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. See disclosure of acquisitions in Note 3 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

Information regarding the recent accounting pronouncements is contained in the Summary of Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates. The Company’s financial results are subject to changes in the market rate of interest. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. As of December 31, 2020, the Company has no borrowings outstanding under its floating rate debt.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally is less than $1 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Consolidated Statement of Operations. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At December 31, 2020, the Company had no foreign currency arrangements or contracts in place.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

New Idria Mercury Mine (New Idria Mine) Environmental Liability
Description of the matter

As discussed in Note 12 of the consolidated financial statements, in 2015, the U.S. Environmental Protection Agency (“EPA”) informed a subsidiary of the Company, that it considers it to be a potentially responsible party (“PRP”) in connection with the New Idria Mine. At December 31, 2020, the Company has recorded liabilities of $7.2 million for the estimated cost to execute the Remedial Investigation/Feasibility Study (“RI/FS”) work plan provided by the EPA associated with the New Idria mine. The Company has not accrued for remediation costs associated with this site because the amount of such costs or a range of possible costs cannot be reasonably estimated at this time. The Company believes it has insurance coverage that applies to the New Idria Mine, which could offset a portion of these costs. As of December 31, 2020, the Company has not recognized potential recovery in its consolidated financial statements.

Auditing the determination of the amount of the environmental liability involved a high degree of subjectivity as estimates performed by the Company’s consultants that impact the determination of the environmental liability were based on assumptions unique to the affected site and subject to various laws and regulations governing the protection of the applicable environment.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the determination of the New Idria Mine environmental liability. Our audit procedures included, among others, testing controls over management’s review of the estimated costs to perform the RI/FS, past claims costs provided by the EPA, and management’s controls over the completeness and accuracy of the calculated environmental liability.

To test the environmental liability, we performed audit procedures that included, among others, assessing methodologies used by the Company and testing the significant assumptions discussed above, as well as the underlying costs and other estimates used by the Company in its development of these assumptions. For example, we, with the assistance of our environmental specialists, compared the significant assumptions used by management to historical data and trends, including historical costs for work previously completed by the EPA and trends for cost of RI/FS work performed in similar areas for similar sized sites, as well as notifications or decisions from regulatory agencies.  In addition, we evaluated management’s third-party consultants who assisted with the development of these assumptions.  Our audit procedures also included making inquiries of internal general counsel, obtaining internal general counsel’s representation, and obtaining letters from external counsel associated with the New Idria Mine.  We assessed the adequacy of the disclosures in the consolidated financial statements related to the New Idria Mine.

Valuation of Intangible Assets for Elkhart Acquisition
Description of the matter

As described in Note 3 of the consolidated financial statements, during 2020, the Company completed the acquisition of certain assets and liabilities of Elkhart Plastics (“Elkhart”) for total purchase consideration of approximately $64.2 million. The acquisition was accounted for under the acquisition method of accounting and accordingly tangible and intangible assets acquired and liabilities assumed were recorded based on the respective estimated fair values.

Auditing the Company's accounting for its acquisition of Elkhart was complex due to the significant estimation required by management to determine the fair value of intangible assets, primarily related to trade names and customer relationships of $5.8 million and $10.2 million, respectively. The significant estimation was primarily due to the subjectivity of assumptions used by management to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The Company used a discounted cash flow model to measure the intangible assets acquired. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, royalty rates, and customer attrition rates). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the recognition and measurement of the intangible assets. This included testing controls over management’s review of the fair value methodology and significant assumptions used to develop the estimates of fair value for those intangible assets.

To test the estimated fair values of the acquired intangible assets, our audit procedures included, among others, assessing the appropriateness of the valuation methodology and testing the significant assumptions discussed above and the underlying data used by the Company. We involved our valuation specialists in assessing the fair value methodology applied and evaluating certain significant assumptions. When evaluating the significant assumptions used to determine the fair value of the acquired intangible assets, we performed sensitivity analyses over assumptions used and compared the assumptions to the past performance of Elkhart, peer companies within the industry, market data and expected industry trends. We also assessed the appropriateness of the disclosures in the consolidated financial statements related to the acquisition.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Akron, Ohio

March 11, 2021

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
Net sales	$510,369	$515,698	$566,735
Cost of sales	338,409	344,386	387,442
Gross profit	171,960	171,312	179,293
Selling expenses	56,322	56,350	59,503
General and administrative expenses	74,009	76,780	79,832
	130,331	133,130	139,335
(Gain) loss on disposal of fixed assets	3	—	(8)
Impairment charges	—	916	308
Other (income) expenses	(11,924)	—	33,331
Operating income	53,550	37,266	6,327
Interest income	(209)	(808)	(1,221)
Interest expense	4,897	4,891	6,159
Interest expense, net	4,688	4,083	4,938
Income from continuing operations before income taxes	48,862	33,183	1,389
Income tax expense	12,093	8,968	3,037
Income (loss) from continuing operations	36,769	24,215	(1,648)
Income (loss) from discontinued operations, net of income tax	—	118	(1,701)
Net income (loss)	$36,769	$24,333	$(3,349)
Income (loss) per common share from continuing operations:
Basic	$1.03	$0.68	$(0.05)
Diluted	$1.02	$0.68	$(0.05)
Income (loss) per common share from discontinued operations:
Basic	$—	$—	$(0.05)
Diluted	$—	$—	$(0.05)
Net income (loss) per common share:
Basic	$1.03	$0.68	$(0.10)
Diluted	$1.02	$0.68	$(0.10)
Dividends declared per share	$0.54	$0.54	$0.54

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income (loss)	$36,769	$24,333	$(3,349)
Other comprehensive income (loss):
Adoption of ASU 2018-02	—	—	(315)
Foreign currency translation adjustment	628	1,649	(3,501)
Pension liability, net of tax expense (benefit) of ($18), $94 and $25, respectively	(52)	282	77
Total other comprehensive income (loss)	576	1,931	(3,739)
Comprehensive income (loss)	$37,345	$26,264	$(7,088)

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2020 and 2019

(Dollars in thousands)

	December 31,	December 31,
	2020	2019
Assets
Current Assets
Cash	$28,301	$75,527
Accounts receivable, less allowances of $3,278 and $1,945, respectively	83,701	62,279
Income tax receivable	1,049	142
Inventories, net	65,919	44,260
Prepaid expenses and other current assets	4,760	2,834
Total Current Assets	183,730	185,042
Property, plant, and equipment, net	73,953	54,964
Right of use asset - operating leases	18,390	5,901
Goodwill	79,256	66,774
Intangible assets, net	41,038	30,754
Deferred income taxes	84	5,807
Other	3,564	3,897
Total Assets	$400,015	$353,139

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$61,150	$46,867
Accrued employee compensation	14,499	12,488
Accrued taxes payable, other than income taxes	2,524	1,104
Accrued interest	1,785	1,785
Other current liabilities	17,936	18,324
Operating lease liability - short-term	4,359	2,057
Long-term debt - current portion	39,994	—
Total Current Liabilities	142,247	82,625
Long-term debt	37,582	77,176
Operating lease liability - long-term	13,755	4,074
Other liabilities	14,373	22,582
Deferred income taxes	2,958	—
Commitments and contingencies

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 35,921,025 and 35,710,934; net of treasury shares of 6,631,432 and 6,841,523, respectively)	21,939	21,785
Additional paid-in capital	300,852	296,363
Accumulated other comprehensive loss	(15,773)	(16,349)
Retained deficit	(117,918)	(135,117)
Total Shareholders’ Equity	189,100	166,682
Total Liabilities and Shareholders’ Equity	$400,015	$353,139

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands, except per share data)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2018	30,495,737	$18,547	$209,253	$(14,541)	$(119,507)	$93,752
Net loss	—	—	—	—	(3,349)	(3,349)
Adoption of ASU 2018-02	—	—	—	(315)	315	—
Issuances under option plans	191,169	117	2,618	—	—	2,735
Dividend reinvestment plan	5,712	4	114	—	—	118
Restricted stock vested	120,142	73	(73)	—	—	—
Stock compensation expense	—	—	4,644	—	—	4,644
Shares withheld for employee taxes on equity awards	(38,639)	—	(714)	—	—	(714)
Foreign currency translation adjustment	—	—	—	(3,501)	—	(3,501)
Declared dividends - $0.54 per share	—	—	—	—	(18,646)	(18,646)
Pension liability, net of tax of $25	—	—	—	77	—	77
Shares issued in public offering, net of equity issuance costs	4,600,000	2,806	76,716	—	—	79,522
Balance at December 31, 2018	35,374,121	21,547	292,558	(18,280)	(141,187)	154,638
Net income	—	—	—	—	24,333	24,333
Adoption of ASU 2016-02	—	—	—	—	905	905
Issuances under option plans	240,499	146	3,061	—	—	3,207
Dividend reinvestment plan	7,619	5	124	—	—	129
Restricted stock vested	142,580	87	(87)	—	—	—
Stock compensation expense	—	—	1,715	—	—	1,715
Shares withheld for employee taxes on equity awards	(53,885)	—	(1,008)	—	—	(1,008)
Foreign currency translation adjustment	—	—	—	1,649	—	1,649
Declared dividends - $0.54 per share	—	—	—	—	(19,168)	(19,168)
Pension liability, net of tax of $94	—	—	—	282	—	282
Balance at December 31, 2019	35,710,934	21,785	296,363	(16,349)	(135,117)	166,682
Net income	—	—	—	—	36,769	36,769
Issuances under option plans	127,049	77	1,554	—	—	1,631
Dividend reinvestment plan	7,668	5	96	—	—	101
Restricted stock vested	118,686	72	(72)	—	—	—
Stock compensation expense	—	—	3,534	—	—	3,534
Shares withheld for employee taxes on equity awards	(43,312)	—	(623)	—	—	(623)
Foreign currency translation adjustment	—	—	—	628	—	628
Declared dividends - $0.54 per share	—	—	—	—	(19,570)	(19,570)
Pension liability, net of tax of ($18)	—	—	—	(52)	—	(52)
Balance at December 31, 2020	35,921,025	$21,939	$300,852	$(15,773)	$(117,918)	$189,100

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$36,769	$24,333	$(3,349)
Income (loss) from discontinued operations, net of income taxes	—	118	(1,701)
Income (loss) from continuing operations	36,769	24,215	(1,648)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities
Depreciation	14,257	15,120	17,638
Amortization	6,673	8,463	8,485
Accelerated depreciation associated with restructuring activities	—	—	16
Non-cash stock-based compensation expense	3,534	1,715	4,257
Loss (gain) on disposal of fixed assets	3	—	(8)
Gain on sale of notes receivable	(11,924)	—	—
Provision for loss on notes receivable	—	—	23,008
Lease guarantee contingency	—	—	10,323
Deferred taxes	8,732	(922)	(9,450)
Interest income accrued on note receivable	—	—	(361)
Impairment charges	—	916	308
Other	1,421	583	457
Payments on long-term performance based compensation	—	(413)	(1,249)
Other long-term liabilities	2,804	3,578	180
Cash flows provided by (used for) working capital
Accounts receivable	(11,589)	12,479	4,927
Inventories	(7,868)	2,222	3,151
Prepaid expenses and other current assets	(969)	(243)	(353)
Accounts payable and accrued expenses	4,664	(20,687)	713
Net cash provided by (used for) operating activities - continuing operations	46,507	47,026	60,394
Net cash provided by (used for) operating activities - discontinued operations	—	7,297	858
Net cash provided by (used for) operating activities	46,507	54,323	61,252
Cash Flows From Investing Activities
Capital expenditures	(13,421)	(10,294)	(5,123)
Acquisition of business	(63,334)	(18,000)	—
Proceeds from sale of property, plant and equipment	2	7,537	2,633
Proceeds on sale of notes receivable	1,200	—	—
Net cash provided by (used for) investing activities - continuing operations	(75,553)	(20,757)	(2,490)
Net cash provided by (used for) investing activities - discontinued operations	—	—	—
Net cash provided by (used for) investing activities	(75,553)	(20,757)	(2,490)
Cash Flows From Financing Activities
Net repayments of credit facility	—	—	(74,557)
Cash dividends paid	(19,425)	(19,316)	(17,862)
Proceeds from issuance of common stock	1,732	3,336	2,853
Proceeds from public offering of common stock, net of equity issuance costs	—	—	79,522
Shares withheld for employee taxes on equity awards	(623)	(1,008)	(714)
Net cash provided by (used for) financing activities - continuing operations	(18,316)	(16,988)	(10,758)
Net cash provided by (used for) financing activities - discontinued operations	—	—	—
Net cash provided by (used for) financing activities	(18,316)	(16,988)	(10,758)
Foreign exchange rate effect on cash	136	55	(289)
Net (decrease) increase in cash	(47,226)	16,633	47,715
Cash and restricted cash at January 1	75,527	58,894	11,179
Cash and restricted cash at December 31	$28,301	$75,527	$58,894
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$4,505	$4,657	$6,236
Income taxes	$5,355	$11,437	$5,539

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

Accounting Standards Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (“LIBOR”). The amendments in this update are effective for the Company as of March 12, 2020 through December 31, 2022. The Company adopted this standard effective March 12, 2020. The adoption of this standard had no effect on the year ended December 31, 2020, and its future impact will depend on the manner in which the Company and its lenders ultimately address the removal of LIBOR as it relates to the Loan Agreement described in Note 13.

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

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20). This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For the Company, the ASU is effective retrospectively beginning with the 2020 annual financial statements, but is not applicable to its interim financial statements. The Company adopted this standard effective January 1, 2020 and the adoption of this standard did not have a material impact on its annual consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which introduces new guidance for the accounting for credit losses on instruments.  The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The Company adopted the new guidance effective January 1, 2020. Adoption of the new standard resulted in changes to the Company’s accounting policy and disclosures related to its allowance for expected credit losses for accounts receivable. The impact of adopting this standard on its consolidated financial statements was not material and no cumulative transition adjustment was required.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. For the Company, this ASU is effective beginning with the first quarter of 2021. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. Adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 13, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At December 31, 2020 and 2019, the aggregate fair value of the Company’s outstanding fixed rate senior unsecured notes was estimated at $80.9 million and $79.0 million, respectively.

The purchase price allocations associated with the November 10, 2020 acquisition of Elkhart Plastics, Inc. and the August 26, 2019 acquisition of Tuffy Manufacturing Industries, Inc., as described in Note 3, required fair value measurements using unobservable inputs which are considered Level 3 inputs. The fair value of the acquired intangible assets was determined using an income approach.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. In 2020, there were no customers that accounted for more than ten percent of net sales. Outside of the United States, only customers located in Canada, which account for approximately 4.8% of net sales, are significant to the Company’s operations.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Allowance for Credit Losses

Management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. The Company reviews historical trends for credit loss as well as current economic conditions in determining an estimate for its allowance for credit losses. Additionally, in circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for credit losses is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably expects will be collected. Expense related to bad debts was approximately $1.4 million, $0.6 million and $0.7 million for 2020, 2019 and 2018, respectively, and is recorded within selling expenses in the Consolidated Statements of Operations. Deductions from the allowance for doubtful accounts, net of recoveries, were approximately $0.4 million, $0.3 million and $0.5 million for 2020, 2019 and 2018, respectively.

Changes in the allowance for credit losses for the year ended December 31, 2020 were as follows:

2020
Balance at January 1	$1,356
Provision for expected credit loss, net of recoveries	1,418
Write-offs and other	(439)
Balance at December 31	$2,335

Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 40 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost.

Inventories at December 31 consist of the following:

	December 31,	December 31,
	2020	2019
Finished and in-process products	$42,304	$32,537
Raw materials and supplies	23,615	11,723
	$65,919	$44,260

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $4.7 million and $4.4 million higher than reported at December 31, 2020 and 2019, respectively. Cost of sales decreased by $0.1 million, $0.7 million and $0.5 million in 2020, 2019 and 2018, respectively, as a result of the liquidation of LIFO inventories.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and equipment	3 to 10 years
Leasehold improvements	5 to 10 years

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company’s property, plant and equipment by major asset class at December 31 consists of:

	December 31,	December 31,
	2020	2019
Land	$6,717	$6,622
Buildings and leasehold improvements	45,897	43,803
Machinery and equipment	279,574	252,384
	332,188	302,809
Less allowances for depreciation and amortization	(258,235)	(247,845)
	$73,953	$54,964

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

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2018	$(12,750)	$(1,791)	$(14,541)
Other comprehensive income (loss) before reclassifications	(3,501)	14	(3,487)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($21) (1)	—	63	63
Reclassification of stranded tax effects to retained earnings(2)	—	(315)	(315)
Net current-period other comprehensive income (loss)	(3,501)	(238)	(3,739)
Balance at December 31, 2018	(16,251)	(2,029)	(18,280)
Other comprehensive income (loss) before reclassifications	1,649	209	1,858
Amounts reclassified from accumulated other comprehensive income, net of tax of ($24) (1)	—	73	73
Net current-period other comprehensive income (loss)	1,649	282	1,931
Balance at December 31, 2019	(14,602)	(1,747)	(16,349)
Other comprehensive income (loss) before reclassifications	628	(113)	515
Amounts reclassified from accumulated other comprehensive income, net of tax of ($20) (1)	—	61	61
Net current-period other comprehensive income (loss)	628	(52)	576
Balance at December 31, 2020	$(13,974)	$(1,799)	$(15,773)

(1)

The accumulated other comprehensive income (loss) components related to defined benefit pension plans are included in the computation of net periodic pension cost. See Note 15, Retirement Plans for additional details.

(2)	Reclassification of stranded tax effects resulting from the Tax Act to retained earnings due to the adoption of ASU 2018-02 during the first quarter of 2018.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Stock Based Compensation

The Company has stock incentive plans that provide for the granting of stock-based compensation to employees and directors. Shares issued for option exercises, restricted stock units and performance units may be either from authorized, but unissued shares or treasury shares. For equity-classified awards, the fair value is determined on the date of the grant and not remeasured. The fair value of restricted stock units and performance units are determined using the closing price of the Company’s common stock on the grant date (Level 1 measurement). The fair value of options is determined using a binomial lattice option pricing model as further described in Note 10, which uses market-based inputs (Level 2 measurement). Expense for all stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally equivalent to the vesting term. Forfeitures result in reversal of previously recognized expenses for unvested shares and are recognized in the period in which the forfeiture occurs.

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

Cash flows used in investing activities excluded $1.6 million, $0.6 million and $1.1 million of accrued, but unpaid, capital expenditures in 2020, 2019 and 2018, respectively.

2.  Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Year Ended December 31, 2020
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$92,301	$—	$—	$92,301
Vehicle	77,085	—	—	77,085
Food and beverage	54,752	—	—	54,752
Industrial	119,746	—	(59)	119,687
Auto aftermarket	—	166,544	—	166,544
Total net sales	$343,884	$166,544	$(59)	$510,369

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

Amounts included in the Consolidated Statements of Financial Position related to revenue recognition include:

	December 31,	December 31,	Statement of Financial Position
	2020	2019	Classification
Returns, discounts and other allowances	$(943)	$(589)	Accounts receivable
Right of return asset	$357	$312	Inventories, net
Customer deposits	$(195)	$(269)	Other current liabilities
Accrued rebates	$(2,712)	$(2,349)	Other current liabilities

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Sales, value added, and other taxes the Company collects concurrent with revenue from customers are excluded from net sales.  The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer.  Costs for shipments to customers are classified as selling expenses for the Company’s manufacturing businesses and as cost of sales for the Company’s distribution business in the accompanying Consolidated Statements of Operations. The Company incurred costs for shipments to customers of approximately $7.1 million, $8.4 million and $9.7 million in selling expenses for the years ended December 31, 2020, 2019 and 2018, respectively, and $6.4 million, $5.9 million, and $5.7 million in cost of sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Based on the short term nature of contracts described above, the Company does not incur significant contract acquisition costs. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3.  Acquisitions

Elkhart Plastics

On November 10, 2020, the Company acquired the assets of Elkhart Plastics, a manufacturer of engineered products for the RV, marine, agricultural, construction, truck and other industries, which is included in the Company’s Material Handling Segment. The Elkhart Plastics acquisition aligns with the Company’s long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. The purchase price for the acquisition was $64.2 million, which includes a preliminary estimated working capital adjustment of $1.6 million subject to further adjustment based on the final working capital. The Company funded the acquisition using available cash.

The acquisition of Elkhart Plastics was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarized the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase accounting will be finalized within one year from the acquisition date.

Assets acquired:
Accounts receivable	$12,026
Inventories	13,639
Prepaid expenses	960
Other assets - long term	34
Property, plant and equipment	18,038
Right of use asset - operating leases	13,757
Intangible assets	16,627
Goodwill	12,312
Assets acquired	$87,393

Liabilities assumed:
Accounts payable	$5,603
Accrued expenses	4,320
Operating lease liability - short term	2,390
Operating lease liability - long term	10,867
Total liabilities assumed	23,180

Net acquisition cost	$64,213

The goodwill represents the future economic benefits arising from other assets acquired that could not be individually and separately recognized, and the Company expects that the goodwill recognized for the acquisition will be deductible for tax purposes.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The intangible assets included above consist of the following:

	Fair Value	Weighted Average Estimated Useful Life
Customer relationships	$10,210	18.0 years
Trade name	5,817	10.0 years
Non-competition agreements	600	5.0 years
Total amortizable intangible assets	$16,627

Tuffy

On August 26, 2019, the Company acquired the assets of Tuffy, a warehouse distributor of tire repair equipment and supplies, which is included in the Company’s Distribution Segment. The Tuffy acquisition aligns with the Company’s strategy to grow in key niche markets and focus on strategic account customers. The purchase price for the acquisition was $18.7 million, which includes a working capital adjustment of $0.7 million that was paid in 2020. The Company funded the acquisition using available cash.

The acquisition of Tuffy was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed based on the estimated fair values at the acquisition date.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

4.  Assets Held for Sale

As of December 31, 2020 and 2019, a building with a carrying value of $1.9 million was classified as held for sale and is included in Other Assets. During 2019, the Company sold two buildings, which had previously been held for sale, for total net proceeds of $7.4 million. These buildings were in the Material Handling Segment. During 2018, the Company sold one building, which had previously been held for sale, for total net proceeds of $2.3 million. This building was in the Distribution Segment.

When a facility meets held for sale classification criteria, it is also evaluated for impairment by comparing its carrying value to its estimated fair value less estimated costs to sell. Estimated fair value of these buildings was based on third party offers, which are Level 2 inputs. No impairment related to assets held for sale was recognized in the year ended December 31, 2020. Impairment charges of $0.9 million and $0.3 million were recorded during the years ended December 31, 2019 and 2018, respectively, in connection with a building meeting the held for sale criteria.

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

The Company’s annual goodwill impairment assessment as of October 1 for all of its reporting units found no impairment in continuing operations in 2020, 2019 or 2018. During 2020, management performed a qualitative assessment for all of its reporting units. After considering changes to assumptions used in the most recent quantitative annual testing for each reporting unit, including macroeconomic conditions, industry and market considerations, overall financial performance, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in the most recent quantitative annual testing, and other factors, management concluded that it was not more likely than not that the fair values of the reporting units were less than their respective carrying values and, therefore, did not perform a quantitative analysis in 2020. A qualitative analysis was also performed at October 1, 2019 and 2018.

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 were as follows:

	Distribution	Material Handling	Total
January 1, 2019	$505	$58,563	$59,068
Acquisition	7,211	—	7,211
Foreign currency translation	—	495	495
December 31, 2019	$7,716	$59,058	$66,774
Acquisition	—	12,312	12,312
Purchase accounting adjustment	(68)	—	(68)
Foreign currency translation	—	238	238
December 31, 2020	$7,648	$71,608	$79,256

Intangible assets were established in connection with acquisitions. These intangible assets, other than goodwill and certain indefinite lived trade names, are amortized over their estimated useful lives. The Company performed an annual impairment assessment for the indefinite lived trade names as of October 1, 2020, 2019 and 2018. In performing this assessment, the Company uses an income approach, based primarily on Level 3 inputs, to estimate the fair value of the trade name. An impairment charge would be recorded if the carrying value of the trade name exceeds the estimated fair value at the date of assessment. Refer to Note 3 for the intangible assets acquired through the Elkhart Plastics acquisition during 2020 and the Tuffy acquisition during 2019.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Intangible assets at December 31, 2020 and 2019 consisted of the following:

		2020			2019
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names - indefinite lived		$9,782	$—	$9,782	$9,782	$—	$9,782
Trade names	9.3	6,397	(270)	6,127	580	(84)	496
Customer relationships	12.9	58,266	(42,243)	16,023	47,656	(38,096)	9,560
Technology	3.6	24,980	(16,897)	8,083	24,980	(14,624)	10,356
Non-competition agreements	4.3	1,200	(177)	1,023	600	(40)	560
Patents	—	11,730	(11,730)	—	11,730	(11,730)	—
		$112,355	$(71,317)	$41,038	$95,328	$(64,574)	$30,754

Intangible amortization expense was $6,273, $8,077 and $8,099 in 2020, 2019 and 2018, respectively. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $4,823 in 2021; $4,823 in 2022; $4,823 in 2023; $3,635 in 2024 and $2,082 in 2025.

6.  Disposal of Businesses

Myers Holdings Brasil, Ltda

In 2017, the Company, collectively with its wholly owned subsidiary, Myers Holdings Brasil, Ltda. (“Holdings”), completed the sale of Brazil Business, to Novel Holdings – Eireli (“Buyer”), an entity controlled by a member of the Brazil Business’ management team. Pursuant to the terms of the Quota Purchase Agreement by and among the Company, Holdings and Buyer (the “Purchase Agreement”), the Buyer paid a purchase price of one U.S. Dollar to the Company and assumed all liabilities and obligations of the Brazil Business, whether arising prior to or after the closing of the transaction. There are no additional amounts due, or to be settled, under the terms of the Purchase Agreement with the Buyer. The Company recorded a loss on the sale of the Brazil Business during the fourth quarter of 2017 of $35.0 million, which included $1.2 million of cash held by the Brazil Business and approximately $0.3 million of costs to sell. In addition, the Company recorded a U.S. tax benefit of approximately $15 million in 2017 as a result of a worthless stock deduction related to the Company’s investment in the Brazil Business. As a result of the Company’s U.S. Federal income tax filings in 2018, the Company reduced this estimated tax benefit by $0.7 million and recognized this adjustment within net loss from discontinued operations.

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

Lawn and Garden Business

In 2015, the Company sold its Lawn and Garden business to the L&G Buyer, which later became HC. The terms of the sale included promissory notes form HC. Due to uncertainty of collection, a provision for expected loss of $23.0 million was recorded within continuing operations to Other (income) expenses during the third quarter of 2018 to fully impair the notes and corresponding interest receivable. The Company also ceased recognizing interest income following the recording of the provision. Prior to the impairment, interest income recognized on the notes receivable was $1.0 million during the year ended December 31, 2018, based on the stated interest rate.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Also, in connection with the sale of the Lawn and Garden business, the Company became a guarantor for any remaining rent payments under one of HC’s facility leases expiring in September 2025. Annual rent for the facility is approximately $2 million. Due to the financial risk associated with HC, the Company assessed its range of potential obligations under the lease guarantee and recorded a liability and related pre-tax charge of $10.3 million within continuing operations to Other (income) expenses during the third quarter of 2018. The carrying value of the lease contingency as of December 31, 2019 was $10.7 million, which represented the initial liability recorded plus accretion and was included in Other liabilities.

In January 2020, the Company sold to HC the fully-reserved promissory notes and related accrued interest receivable in exchange for $1.2 million and the release from the lease guarantee resulting in an $11.9 million pre-tax gain.

Summarized selected financial information for discontinued operations for the years ended December 31, 2019 and 2018 are presented in the following table:

	For the Year Ended December 31,
	2019	2018
Selling, general, and administrative	$—	$1,348
Interest income, net	(174)	—
Income (loss) from discontinued operations before income tax	174	(1,348)
Income tax expense	56	353
Income (loss) from discontinued operations, net of income tax	$118	$(1,701)

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

7.  Net Income (Loss) Per Common Share

Net income (loss) per common share, as shown on the accompanying Consolidated Statements of Operations, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Year Ended December 31,
	2020	2019	2018
Weighted average common shares outstanding basic	35,785,798	35,491,958	33,426,855
Dilutive effect of stock options and restricted stock	130,832	161,189	—
Weighted average common shares outstanding diluted	35,916,630	35,653,147	33,426,855

Options to purchase 462,332 and 470,185 shares of common stock that were outstanding at December 31, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares, and were therefore anti-dilutive. Due to the net loss for the year ended December 31, 2018, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

8.  Restructuring

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”) that operates within the Material Handling Segment. The Company plans to consolidate manufacturing operations currently conducted at Ameri-Kart’s Cassopolis, Michigan and Bristol, Indiana facilities with expanded operations in a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, the Company entered into an agreement where a new manufacturing and distribution facility in Bristol, Indiana will be constructed, and when substantially complete, the Company will lease that new facility and sell its existing facility in Bristol, Indiana. The Company also provided advance notice to terminate the lease of its Cassopolis, Michigan facility effective December 31, 2021. The Ameri-Kart Plan is expected to be substantially completed in 2021 and total restructuring costs expected to be incurred are approximately $1.1 million, primarily related to equipment relocation and facility shut down costs. No costs were incurred related to the Ameri-Kart Plan during the years ended December 31, 2020 and 2019. See further discussion of the new facility lease in Note 16.

In March 2019, the Company also committed to implementing transformation initiatives within the Company’s Distribution Segment (the “Distribution Transformation Plan”) that are intended to increase sales force effectiveness, reduce costs and improve contribution margins. The Company realigned its Distribution Segment’s commercial sales structure, which included the elimination of certain sales and administrative positions, and put into place plans to expand its e-commerce platform. All actions under the Distribution Transformation Plan were completed by the end of 2019. During 2019, restructuring charges related to the Distribution Transformation Plan totaled $0.9 million.

In March 2017, the Company announced a restructuring plan to improve its organizational structure and operational efficiency within the Material Handling Segment (the “Material Handling Plan”), which primarily related to facility shutdowns and associated activities. All actions under the Material Handling Plan were substantially completed by the end of 2017. The Company incurred $0.1 million of restructuring charges associated with the Material Handling Plan during 2018.

There were no restructuring charges recorded in the year ended December 31, 2020. The restructuring charges noted above recognized in the years ended 2019 and 2018 are presented in the Consolidated Statements of Operations as follows:

	2019			2018
Segment	Cost of Sales	SG&A	Total	Cost of sales	SG&A	Total
Distribution	$—	$865	$865	$—	$—	$—
Material Handling	—	—	—	119	—	119
Total	$—	$865	$865	$119	$—	$119

The table below summarizes restructuring activity for the year ended December 31, 2019:

	Employee Reduction	Total
Balance at January 1, 2019	$30	$30
Charges to expense	865	865
Cash payments	(895)	(895)
Balance at December 31, 2019	$—	$—

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

9.  Other Liabilities

The balance of Other current liabilities is comprised of the following:

	December 31,	December 31,
	2020	2019
Customer deposits and accrued rebates	$2,907	$2,618
Dividends payable	5,251	5,114
Accrued litigation, claims and professional fees	306	479
Current portion of environmental reserves	1,433	1,533
Accrued product replacement costs	578	1,835
Other accrued expenses	7,461	6,745
	$17,936	$18,324

In August 2019, a manufacturing defect was identified for certain boxes produced within the Material Handling segment in May and June 2019. Certain of the affected boxes require replacement. The total range of cost to replace these boxes is estimated to be $3.5 million to $4.0 million. In the year ended December 31, 2019, $3.5 million of estimated costs were recorded related to this matter, of which $0.6 million and $1.8 million remains accrued as of December 31, 2020 and 2019, respectively, and is included within Other current liabilities on the Consolidated Statements of Financial Position.

The balance of Other liabilities (long-term) is comprised of the following:

	December 31,	December 31,
	2020	2019
Lease guarantee contingency	$—	$10,724
Environmental reserves	7,266	6,658
Supplemental executive retirement plan liability	1,510	1,776
Pension liability	941	956
Other long-term liabilities	4,656	2,468
	$14,373	$22,582

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

Stock compensation expense was approximately $3,534, $1,715 and $4,257 for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in general and administrative expenses. During 2019, the Company reversed previously recognized compensation expense of $2,031 related to the resignation of the Company’s President and Chief Executive Officer effective October 25, 2019. Total unrecognized compensation cost related to non-vested share-based compensation arrangements at December 31, 2020 was approximately $4,129 which will be recognized over the next three years, as such compensation is earned.

There were no options granted in 2020. Options granted in 2019 and 2018 were as follows:

Year	Options	Exercise Price
2019	235,474	$18.54
2018	255,072	$21.30

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Options exercised in 2020, 2019 and 2018 were as follows:

Year	Options	Exercise Price
2020	97,779	$10.10 to $18.69
2019	221,695	$11.62 to $14.30
2018	191,169	$9.97 to $20.93

In addition, options totaling 81,944, 268,545 and 86,411 expired or were forfeited during the years ended December 31, 2020, 2019 and 2018, respectively.

Options outstanding and exercisable at December 31, 2020, 2019 and 2018 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2020	531,170	$11.62 to $21.30	460,341	$17.94
2019	710,893	$10.10 to $21.30	486,382	$17.31
2018	965,659	$10.10 to $21.30	521,202	$16.08

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

	2019	2018
Risk free interest rate	2.70%	2.90%
Expected dividend yield	2.76%	2.50%
Expected life of award (years)	6.17	4.00
Expected volatility	44.89%	42.50%
Fair value per option	$5.78	$6.30

The following table provides a summary of stock option activity for the period ended December 31, 2020:

	Shares	Average Exercise Price	Weighted Average Life (in Years)
Outstanding at December 31, 2019	710,893	$17.75
Options granted	—	—
Options exercised	(97,779)	13.67
Canceled or forfeited	(81,944)	20.42
Expired	—	—
Outstanding at December 31, 2020	531,170	18.09	4.99
Exercisable at December 31, 2020	460,341	$17.94	4.53

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2020, 2019 and 2018 was $459, $732 and $1,745, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The following table provides a summary of restricted stock units, including performance-based restricted stock units, and restricted stock activity for the year ended December 31, 2020:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2019	269,267
Granted	489,922	$11.87
Vested	(135,262)	$16.62
Forfeited	(104,502)	$13.76
Unvested shares at December 31, 2020	519,425

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a one or three year period. Restricted stock units are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. Restricted stock awards are valued based on the market price of the underlying shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period. At December 31, 2020, restricted stock awards had vesting periods through October 2023.

Included in the December 31, 2020 unvested shares are 264,318 performance-based restricted stock units. The fair value of these awards is calculated using the market price of the underlying common stock on the date of grant. In determining fair value per share, the Company does not take into account performance-based vesting requirements. For these awards, the performance-based vesting requirements determines the number of shares that ultimately vest, which can vary from 0% to 200% of target depending on the level of achievement of established performance criteria. Compensation expense is recognized over the requisite service period subject to adjustment based on the probable number of shares expected to vest under the performance condition.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

New Idria Mercury Mine

In September 2015, the EPA informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a PRP in connection with the New Idria Mercury Mine site (“New Idria Mine”).  New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976, was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries in 1987.  As a result of the EPA Notice Letter, Buckhorn and the Company engaged in negotiations with the EPA with respect to a draft Administrative Order of Consent (“AOC”) proposed by the EPA for the RI/FS to determine the extent of remediation necessary and the screening of alternatives.

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

A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, the Company received preliminary estimates from its consultants for the cost of the execution of the work plan. Based on these preliminary estimates, the Company recognized additional expense of $4.0 million during the year ended December 31, 2019. These preliminary estimates will continue to be refined through the finalization and approval of the draft work plan, which is anticipated to occur in 2021. The Company believes it has insurance coverage that applies to the New Idria Mine and thus may be able to recover a portion of the estimated costs; however, as of December 31, 2020, the Company has not recognized potential recovery in its consolidated financial statements.

As part of the Notice Letter, the EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mine from 1993 through February 2014. While the Company is evaluating this past cost claim and may challenge portions of it, in 2015 the Company recognized an expense of $1.3 million related to the claim. In December 2020, the EPA updated its claim to include past costs incurred from March 2014 through June 2020. As a result, the Company recognized additional expense of $0.5 million during the fourth quarter of 2020.

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $10.4 million of costs, of which approximately $3.2 million has been paid through December 31, 2020. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible insurance resources and other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to unilateral administrative orders issued by the EPA. Expenses of $0.5 million, $4.0 million, and $0.2 million were recorded in the years ended December 31, 2020, 2019 and 2018, respectively, in general and administrative expenses.  As of December 31, 2020 and 2019, the Company had a total reserve of $7.2 million and $6.7 million, respectively, related to the New Idria Mine.  As of December 31, 2020, $1.1 million is classified in Other Current Liabilities and $6.1 million is classified in Other Liabilities (long-term) on the Consolidated Statements of Financial Position.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

New Almaden Mine (formerly referred to as Guadalupe River Watershed)

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. The latest estimates received in 2016 from the County provided for an expanded scope and revised the estimate of costs for implementing the project to between $3.3 million and $4.4 million.  The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  As of December 31, 2020 and 2019, the Company has a total reserve of $1.5 million related to the New Almaden Mine. As of December 31, 2020, $0.3 million is classified in Other Current Liabilities and $1.2 million is classified in Other Liabilities (long-term) on the Consolidated Statements of Financial Position. All charges related to this claim have been recorded within general and administrative expenses.

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

13.  Long-Term Debt and Loan Agreements

Long-term debt at December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Loan Agreement	$—	$—
4.67% Senior Unsecured Notes due January 15, 2021	40,000	40,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	78,000	78,000
Less unamortized deferred financing costs	424	824
	77,576	77,176
Less current portion long-term debt	39,994	—
Long-term debt	$37,582	$77,176

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

In March 2017, the Company entered into the Loan Agreement, which amended the pre-existing senior revolving credit facility’s borrowing limit to $200 million, inclusive of letters of credit, and extended the maturity date from December 2018 to March 2022. As of December 31, 2020, the Company had $194.2 million available under the Loan Agreement after $5.8 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 12. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The Company also holds Senior Unsecured Notes with face values ranging from $11 million to $40 million, interest rates ranging from 4.67% to 5.45%, payable semiannually, and maturing between January 2021 and January 2026. In January 2021, the Company repaid the $40 million note due on January 15, 2021 using cash on hand and borrowings under the Loan Agreement.

Amortization expense of the deferred financing costs was $400, $386, and $386 for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in interest expense.

The weighted average interest rate on borrowings under the Company’s loan agreements were 6.28% for 2020, 6.27% for 2019, and 5.75% for 2018, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of December 31, 2020, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of December 31, 2020 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	15.38
Leverage Ratio	3.25 to 1 (maximum)	1.11

14.  Income Taxes

The effective tax rate from continuing operations was 24.7%, 27.0% and 218.7% in 2020, 2019 and 2018, respectively. A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes - net of federal tax benefit	3.3	5.2	42.5
Foreign tax rate differential	0.3	—	3.9
Non-deductible expenses	0.7	1.0	93.8
Impact of tax law changes	—	—	22.1
Changes in unrecognized tax benefits	(0.8)	0.4	42.9
Foreign tax incentives	—	(0.4)	(3.1)
Other	0.2	(0.2)	(4.4)
Effective tax rate for the year	24.7%	27.0%	218.7%

Income (loss) from continuing operations before income taxes was attributable to the following sources:

	2020	2019	2018
United States	$45,070	$33,612	$419
Foreign	3,792	(429)	970
Totals	$48,862	$33,183	$1,389

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Income tax expense (benefit) from continuing operations consisted of the following:

	2020		2019		2018
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$957	$8,702	$7,270	$(447)	$9,694	$(7,910)
Foreign	1,390	(326)	497	(538)	1,218	(718)
State and local	1,014	356	2,123	63	1,575	(822)
	$3,361	$8,732	$9,890	$(922)	$12,487	$(9,450)

On December 22, 2017, the United States enacted the Tax Act. Effective January 1, 2018, the Tax Act established a corporate income tax rate of 21%, replacing the former 35% rate, and created a territorial tax system rather than a worldwide system, which generally eliminated the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system included a one-time deemed repatriation transition tax (“Transition Tax”) on certain foreign earnings previously untaxed in the United States. Based on the finalized accounting and preparation of the Company’s 2017 U.S. Federal Tax Return, the Company recorded a reduction of income tax expense of $0.3 million for the year ended December 31, 2018 to reflect adjustments to the previously recognized provisional amounts under the Tax Act. In addition, in 2018 the Company recorded income tax expense of $0.6 million associated with an uncertain tax position related to the calculation of the Transition Tax included in the 2017 return.

During 2018, the Company recorded a provision and related deferred tax liability of $0.6 million related primarily to the earnings of the Company’s subsidiary in Guatemala, which were deemed by management to no longer be permanently reinvested. The earnings and profits for all foreign subsidiaries had been previously included in the calculation of the Transition Tax, and thus, should there be a repatriation of earnings from any other foreign subsidiaries in future periods, the Company expects to be subject to only foreign withholding tax. Management does not currently anticipate a repatriation of earnings from any other foreign subsidiaries, except as provided above, as these earnings are deemed to be permanently reinvested.

Significant components of the Company’s deferred taxes as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred income tax assets
Compensation accruals	$2,446	$2,268
Inventory valuation	2,647	873
Allowance for uncollectible accounts	497	290
Provision for loss on note receivable	—	5,031
Non-deductible accruals	3,419	5,370
Operating lease liability	3,804	1,288
Non-deductible intangibles	1,669	1,862
State deferred taxes	451	730
Capital loss carryforwards	1,982	1,982
Net operating loss carryforwards	34	—
	16,949	19,694
Valuation allowance	(1,982)	(1,982)
	14,967	17,712
Deferred income tax liabilities
Property, plant and equipment	7,925	4,867
Tax-deductible goodwill	4,623	4,862
Right of use asset - operating leases	3,759	1,239
Other	1,534	937
	17,841	11,905
Net deferred income tax (liability) asset	$(2,874)	$5,807

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

In 2017, the Company also recorded a tax benefit of approximately $15 million generated as a result of a worthless stock deduction for the Novel do Nordeste business included in the divestiture of the Brazil Business. Although management believes that the worthless stock deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail. As a result of the Company’s U.S. Federal income tax filings in 2018, the Company reduced this estimated tax benefit by $0.7 million and recognized this adjustment within net loss from discontinued operations in the year ended December 31, 2018.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2020	2019	2018
Balance at January 1	$1,098	$955	$359
Increases related to previous year tax positions	59	143	596
Reductions due to lapse of applicable statute of limitations	(383)	—	—
Balance at December 31	$774	$1,098	$955

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.8 million, $1.1 million and $1.0 million at December 31, 2020, 2019 and 2018, respectively.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of December 31, 2020, the Company is no longer subject to U.S. Federal examinations by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The IRS began the examination of the worthless stock deduction discussed above in the year ending December 31, 2019, and there have been no changes resulting from this audit as of December 31, 2020. The Company is subject to state and local examinations for tax years of 2015 through 2019. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2015 through 2019.

15.  Retirement Plans

The Company and certain of its subsidiaries have pension and profit sharing plans covering substantially all of their employees. The Company’s defined benefit pension plan, The Pension Agreement between Akro-Mils and United Steelworkers of America Local No. 1761-02, (the “Plan”) provides benefits primarily based upon a fixed amount for each year of service. The Plan was frozen in 2007, and no benefits for service have accumulated after this date.

Net periodic pension cost of the Plan for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the Year Ended December 31,
	2020	2019	2018
Interest cost	$191	$242	$224
Expected return on assets	(206)	(184)	(317)
Amortization of net loss	81	97	84
Net periodic pension cost	$66	$155	$(9)

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The reconciliation of changes in the Plan’s projected benefit obligations and assets are as follows:

	December 31,
	2020	2019
Change in benefit obligation:
Projected benefit obligation at beginning of year	$6,339	$5,944
Interest cost	191	242
Actuarial loss	567	510
Benefits paid	(348)	(357)
Projected benefit obligation at end of year	$6,749	$6,339
Change in plan assets:
Fair value of plan assets at beginning of year	$5,383	$4,737
Actual return on plan assets	623	972
Company contributions	150	31
Benefits paid	(348)	(357)
Fair value of plan assets at end of year	$5,808	$5,383
Funded status	$(941)	$(956)

The Plan’s funded status shown above is included in Other Liabilities in the Company’s Consolidated Statements of Financial Position at December 31, 2020 and 2019. The Company expects to make a contribution to the plan of $112 in 2021. Because the Plan has been frozen, the accumulated benefit obligation is equal to the projected benefit obligation. The actuarial losses incurred during the years ended December 31, 2020 and 2019 were a result of the decrease in the discount rate for benefit obligations between years.

The assumptions used to determine the Plan’s net periodic benefit cost and benefit obligations are as follows:

	December 31,
	2020	2019	2018
Discount rate for net periodic pension cost	3.10%	4.20%	3.50%
Discount rate for benefit obligations	2.30%	3.10%	4.20%
Expected long-term return of plan assets	6.25%	7.00%	7.50%

The expected long-term rate of return is based on the long-term expected returns for the investment mix consistent with the Plan’s current asset allocation and investment policy. In 2018, the Plan’s asset allocation and investment policy transitioned from a total-return strategy to a liability-driven strategy, which increased the allocation of fixed income investments that are managed to match the duration of the underlying pension liability. The assumed discount rates represent long-term high-quality corporate bond rates commensurate with the liability duration of the Plan.

The fair value of Plan assets at December 31, 2020 and 2019 consist of mutual funds valued at $3,396 and $2,829, respectively, and pooled separate accounts valued at $2,412 and $2,554, respectively. All of the Plan asset values are categorized as Level 1. Mutual fund values are determined based on period end, closing quoted prices in active markets. The pooled separate accounts are measured at net asset value, which is made readily available to investors. Each of the pooled separate accounts invest in multiple fixed securities and provide for daily redemptions by the plan with no advance notice requirements, and have redemption prices that are also determined by the fund’s net asset value per unit with no redemption fees.

The weighted average asset allocations for the Plan at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
U.S. equities securities	58%	53%
U.S. debt securities	42%	47%
	100%	100%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Benefit payments projected for the Plan are as follows:

2021	$360
2022	360
2023	360
2024	370
2025	370
2026-2030	1,840

The Myers Industries Profit Sharing and 401(k) Plan is maintained for the Company’s U.S. based employees, not covered under defined benefit plans, who have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of $2,689, $2,500 and $2,216 in 2020, 2019 and 2018, respectively.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain former senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Expense related to the SERP was approximately $110, $174 and $33 for the years ended December 2020, 2019 and 2018, respectively. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 2.3% at December 31, 2020 and 3.1% at December 31, 2019. The SERP liability was approximately $1,892 and $2,200 at December 31, 2020 and 2019, respectively, and is included in Accrued Employee Compensation and Other Liabilities on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

16.  Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for manufacturing facilities, distribution centers, warehouses, office space and equipment, with remaining lease terms of one to nine years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the Consolidated Statements of Financial Position; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Operating leases with an initial term greater than 12 months are included in Right of use asset – operating leases (“ROU assets”), Operating lease liability – short term, and Operating lease liability – long term in the Consolidated Statements of Financial Position.

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

Amounts included in the Consolidated Statements of Financial Position related to leases include:

	December 31,	December 31,
	2020	2019
Right of use asset - operating leases	$18,390	$5,901

Operating lease liability - short-term	$4,359	$2,057
Operating lease liability - long-term	13,755	4,074
Total operating lease liabilities	$18,114	$6,131

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The components of lease expense include:

		For the Year Ended December 31,
Lease Cost	Classification	2020	2019	2018
Operating lease cost (1)	Cost of sales	$2,008	$1,744	$1,696
Operating lease cost (1)	Selling, general and administrative expenses	1,729	1,741	1,616
Total lease cost		$3,737	$3,485	$3,312

(1)	Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Year Ended December 31,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,683	$2,428
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,116	$2,083

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	5.66	4.23
Weighted-average discount rate:
Operating leases	3.7%	5.0%

Maturity of Lease Liabilities - As of December 31, 2020	Operating Leases
2021	$4,938
2022	4,013
2023	3,415
2024	2,052
2025	1,261
After 2025	4,345
Total lease payments	20,024
Less: interest	(1,910)
Present value of lease liabilities	$18,114

In December 2019, the Company entered into an agreement where a new manufacturing and distribution facility in Bristol, Indiana will be constructed, and when it is substantially complete, the Company will lease that new facility and sell its existing facility in Bristol, Indiana. As described in Note 8, this agreement was in connection with the Ameri-Kart Plan, which includes facility consolidation for this business within the Material Handling Segment. This lease is not included in the tables disclosed above because it has not yet commenced; it commences when the facility is substantially complete, which is expected to be in 2021. Upon commencement, the lease has an initial term of fifteen years with base annual rent of approximately $0.8 million during the first year. Inclusive of scheduled increases the total expected future minimum lease payments during the initial term of the lease is approximately $13.5 million, but may vary depending on the actual cost of certain construction activities. At commencement of this lease, the Company expects assets and liabilities within the Consolidated Statements of Financial Position to each increase by approximately $9 million.

In February 2018, the Company completed a sale-leaseback transaction for its distribution center in Pomona, California for a net purchase price of $2.3 million. Simultaneous with the closing of the sale, the Company entered into a ten-year operating lease arrangement with base annual rent of approximately $0.1 million during the first year, followed by annual increases of 3% through the remainder of the lease period. The Company realized a gain on the sale of $2.0 million, of which $0.7 million was recognized at the time of the sale. The remaining $1.3 million was recognized ratably over the term of the lease at approximately $0.1 million per year, until the January 1, 2019 adoption of ASU 2016-02. This facility is included in the Company’s Distribution Segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

In February 2021, the Company extended two of its leases in its Material Handling Segment to go through 2031. As a result of this extension, the Company expects an increase in its right of use asset and corresponding lease liability of approximately $3.5 million.

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

The Material Handling Segment manufactures a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products and rotationally-molded plastic tanks for water, fuel and waste handling. This segment conducts its primary operations in the United States and Canada. Markets served include industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer, and others. Products are sold both directly to end-users and through distributors. The acquisition of Elkhart Plastics, described in Note 3, is included in the Material Handling Segment.

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

Total sales from foreign business units were approximately $39.8 million, $42.0 million, and $50.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Total export sales to countries outside the U.S. were approximately $17.7 million, $23.6 million, and $19.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Sales made to customers in Canada accounted for approximately 4.8%, 4.7% and 4.1% of total net sales in 2020, 2019 and 2018, respectively. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, primarily in Canada, consisted of property, plant and equipment, and were approximately $11.8 million and $13.2 million at December 31, 2020 and 2019, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

	2020	2019	2018
Net Sales
Material Handling	$343,884	$356,407	$417,199
Distribution	166,544	159,349	149,636
Inter-company sales	(59)	(58)	(100)
Total net sales	$510,369	$515,698	$566,735

Operating income
Material Handling	$55,072	$53,144	$57,948
Distribution	12,157	10,076	7,441
Corporate (1)	(13,679)	(25,954)	(59,062)
Total operating income	53,550	37,266	6,327
Interest expense, net	(4,688)	(4,083)	(4,938)
Income from continuing operations before income taxes	$48,862	$33,183	$1,389

Total Assets
Material Handling	$292,596	$193,751	$229,962
Distribution	80,708	75,338	48,575
Corporate (2)	26,711	84,050	70,108
Total assets	$400,015	$353,139	$348,645

Capital Additions, Net
Material Handling	$12,207	$8,835	$4,500
Distribution	931	1,396	587
Corporate	283	63	36
Total capital additions, net	$13,421	$10,294	$5,123

Depreciation and Amortization
Material Handling	$17,834	$21,282	$24,159
Distribution	2,300	1,501	1,169
Corporate	796	800	811
Total depreciation and amortization	$20,930	$23,583	$26,139

(1) Corporate results include the impacts of the write-off of the balance of the HC notes receivable and related accrued interest as well as recording the lease guarantee liability in 2018 and the recorded gain related to the sale of the HC notes receivable and the release of the lease guarantee in 2020 as discussed in Note 6.

(2) The decrease in Corporate assets is primarily due to cash paid for the acquisition of Elkhart Plastics as discussed in Note 3.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

18.  Summarized Quarterly Results of Operations (Unaudited)

Quarter Ended 2020	March 31	June 30	September 30	December 31	Total
Net sales	$122,250	$118,394	$132,258	$137,467	$510,369
Gross profit	42,483	42,573	47,067	39,837	171,960
Operating income	23,298	12,256	13,140	4,856	53,550
Income from continuing operations	16,726	8,368	8,685	2,990	36,769
Income (loss) from discontinued operations, net	—	—	—	—	—
Net income	16,726	8,368	8,685	2,990	36,769
Income per common share from continuing operations:
Basic*	$0.47	$0.23	$0.24	$0.08	$1.03
Diluted*	$0.47	$0.23	$0.24	$0.08	$1.02
Income (loss) per common share from discontinued operations:
Basic*	$—	$—	$—	$—	$—
Diluted*	$—	$—	$—	$—	$—
Net income per share:
Basic*	$0.47	$0.23	$0.24	$0.08	$1.03
Diluted*	$0.47	$0.23	$0.24	$0.08	$1.02

Quarter Ended 2019	March 31	June 30	September 30	December 31	Total
Net sales	$139,115	$134,285	$125,480	$116,818	$515,698
Gross profit	45,559	46,936	39,586	39,231	171,312
Operating income	10,218	10,182	8,060	8,806	37,266
Income from continuing operations	6,643	6,606	5,219	5,747	24,215
Income (loss) from discontinued operations, net	127	—	—	(9)	118
Net income	$6,770	$6,606	$5,219	$5,738	24,333
Income per common share from continuing operations:
Basic*	$0.19	$0.19	$0.15	$0.16	$0.68
Diluted*	$0.19	$0.18	$0.15	$0.16	$0.68
Income (loss) per common share from discontinued operations:
Basic*	$—	$—	$—	$—	$—
Diluted*	$—	$—	$—	$—	$—
Net income per share:
Basic*	$0.19	$0.19	$0.15	$0.16	$0.68
Diluted*	$0.19	$0.18	$0.15	$0.16	$0.68

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s report on internal control over financial reporting, and the report of the independent registered public accounting firm on internal control over financial reporting are titled “Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are included herein.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

On November 10, 2020, the Company acquired the assets of Elkhart Plastics as described more fully in Note 3 to the consolidated financial statements. Elkhart Plastics represented approximately 23% of the Company’s consolidated total assets at December 31, 2020 and approximately 2% of the Company’s consolidated net sales for the year ended December 31, 2020. As permitted by the Securities and Exchange Commission, management has elected to exclude Elkhart Plastics from its assessment of internal control over financial reporting as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Michael P. McGaugh	Daniel W. Hoehn
President and	Interim Chief Financial Officer
Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Myers Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myers Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Elkhart Plastics (Elkhart), which is included in the 2020 consolidated financial statements of the Company and constituted approximately 23% of consolidated total assets as of December 31, 2020 and approximately 2% of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Elkhart.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and our report dated March 11, 2021 expressed an unqualified opinion thereon.

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

March 11, 2021

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Information about our Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the executive officers of the Registrant as of March 1, 2021. Executive officers are appointed annually by the Board of Directors.

Name	Age	Title
Michael P. McGaugh	47	President and Chief Executive Officer
Daniel W. Hoehn	42	Interim Chief Financial Officer
Andrean R. Horton	46	Executive Vice President, Chief Legal Officer and Secretary
Sonal P. Robinson	52	Executive Vice President, Finance
Thomas P. Harmon	60	Senior Vice President, Human Resources

Mr. McGaugh, President and Chief Executive Officer, was appointed to his current position on April 6, 2020. Prior to joining the Company, he served as Executive Vice President and Chief Operating Officer of BMC Stock Holdings, Inc. Prior to that, Mr. McGaugh served in various leadership roles with The Dow Chemical Company, including Global General Manager, Dow Building Solutions; Global General Manager, Growth & Innovation Business Portfolio; and Global Director and leader of the Integration Management Office.

Mr. Hoehn, Interim Chief Financial Officer, was appointed to his current position on September 18, 2020. Previously, he served as Vice President and Corporate Controller since joining the Company on August 13, 2019. Prior to joining the Company, Mr. Hoehn served as Vice President, Controller and Chief Accounting Officer of Babcock & Wilcox Enterprises, Inc. Prior to that, Mr. Hoehn held various finance leadership roles with Chiquita Brands International, Inc., including Vice President, Controller.

Ms. Horton, Executive Vice President, Chief Legal Officer and Secretary, was appointed to her current position on October 8, 2018. She also served as Interim President and Chief Executive Officer from October 25, 2019 until April 6, 2020. Previously, Ms. Horton was with A. Schulman, Inc., where she held various legal positions, including Executive Vice President, Chief Legal Officer and Secretary.  Prior to that, Ms. Horton held various leadership roles, including Vice President, Legal & Regulatory Compliance, with YRC Worldwide, Inc. and General Counsel & Corporate Secretary, at The Bartech Group, Inc.

Ms. Robinson, Executive Vice President, Finance, was appointed to her position effective February 1, 2021. She most recently previously served as Vice President and Treasurer of The J.M. Smucker Company (“Smucker”) from 2016 through 2020. Ms. Robinson’s prior roles during her 27-year tenure at Smucker included Vice President, Finance for the U.S. Retail Coffee segment and Vice President, Investor Relations.

Mr. Harmon, Senior Vice President, Human Resources, was appointed to his current position on October 21, 2020. Previously, Mr. Harmon served as Vice President and Chief Human Resources Officer of the Company from September 30, 2019 until July 10, 2020. Mr. Harmon served as Senior Vice President and Chief Human Resources Officer of Perdue Farms from that date until he rejoined the Company. Prior to September 30, 2019, Mr. Harmon was with Gryphon Investors where he was Managing Director, Human Resources.  Prior to that, Mr. Harmon held HR leadership positions with Dawn Food Products, Armstrong World Industries and Pfizer.

For information about the directors of the Company, see the sections titled “Proposal No. 1 – Election of Directors”, “Nominees,” “Corporate Governance Guidelines,” “Corporate Governance and Compensation Practices,” “Board and Committee Independence,” “Board Committees and Meetings,” “Committee Charters and Policies,” and “Shareholder Nomination Process” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 29, 2021 (“Proxy Statement”), which is incorporated herein by reference.

Each member of the Company’s Audit Committee is financially literate and independent as defined under the Company’s Independence Criteria Policy and the independence standards set by the New York Stock Exchange. The Board has identified Robert A. Stefanko, Jane Scaccetti, F. Jack Liebau, Jr. and Lori Lutey as “Audit Committee Financial Experts.”

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

See the sections titled “Compensation Discussion and Analysis,” “Employment Arrangements Including Change in Control,” “Risk Assessment of Compensation Practices,” “CEO Pay Ratio,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report on Executive Compensation” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the sections titled “Security Ownership of Certain Beneficial Owners and Management,” and “Proposal No. 1 - Election of Directors” of the Proxy Statement, which are incorporated herein by reference.

	(A)		(B)		(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	1,050,595	(1)	$18.09	(2)	678,364
Equity Compensation Plans Not Approved by Security Holders	–0–		–0–		–0–
Total	1,050,595				678,364

(1)

This information is as of December 31, 2020 and includes outstanding stock option and restricted stock unit awards, including performance-based restricted stock unit awards, granted under the 2017 Incentive Stock Plan.

(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock unit awards, which do not have an exercise price.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

See the sections titled “Policies and Procedures with Respect to Related Party Transactions” and “Corporate Governance Guidelines,” “Corporate Governance and Compensation Practices” and “Board and Committee Independence” of the Proxy Statement, which are incorporated herein by reference.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15.	(A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Operations For The Years Ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Financial Position As of December 31, 2020 and 2019
•	Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Cash Flows For The Years Ended December 31, 2020, 2019 and 2018
•	Notes to Consolidated Financial Statements
15.	(A)(2) Financial Statement Schedules

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

3(a)	Myers Industries, Inc. Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3(a) to Form 10-K filed with the Commission on March 16, 2005.
3(b)	Myers Industries, Inc. Amended and Restated Code of Regulations, as amended. Reference is made to Exhibit 3.1 to Form 8-K filed with the Commission on December 8, 2020.
4	Description of Capital Stock (filed herewith)
10(a)	Myers Industries, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 99.1 to Form S-8 filed with the Commission on November 21, 2018.
10(b)	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2009.
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

10(j)

Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and Michael P. McGaugh dated April 6, 2020. Reference is made to Exhibit 10.2 to the Form 8-K filed with the Commission on March 16, 2020.*

10(k)

Severance Agreement between the Company and Kevin Brackman entered into December 13, 2018 effective December 11, 2018. Reference is made to Exhibit 10.1 to Form 8-K/A filed with the Commission on December 18, 2018.*

10(l)

Non-Disclosure and Non-Competition Agreement between the Company and Kevin Brackman entered into January 22, 2015.* Reference is made to Exhibit 10(m) to Form 10-K filed with the Commission on March 6, 2020.

10(m)

Non-Competition and Confidentiality Agreement between the Company and Andrean Horton entered into October 8, 2018.*  Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 6, 2020.

10(n)	Non-Competition and Confidentiality Agreement between the Company and Thomas Harmon entered into October 21, 2020.* (filed herewith)
10(o)

Fifth Amended and Restated Loan Agreement, dated March 8, 2017, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2017.

10(p)

Second Amendment to the Note Purchase Agreement among the Subsidiary Guarantors identified therein and each of the institutions which is a signatory thereto, dated March 8, 2017. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 9, 2017.

10(q)	Form of Director Stock Award Agreement under the Amended and Restated 2017 Incentive Stock Plan. Reference is made to Exhibit 10(ac) to Form 10-K filed with the Commission on March 8, 2019.
10(r)

Form of 2018 Option Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(ai) to Form 10-K filed with the Commission on March 9, 2018.

10(s)

Form of 2018 Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(aj) to Form 10-K filed with the Commission on March 9, 2018.

10(t)

Form of 2018 Performance Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc. Reference is made to Exhibit 10(an) to Form 10-K filed with the Commission on March 9, 2018.

10(u)	Amended and Restated 2017 Stock Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10(ao) to Form 10-K filed with the Commission on March 9, 2018.
10(v)

Form of 2019 Option Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 8, 2019.

10(w)

Form of 2019 Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the Commission on May 8, 2019.

10(x)

Form of 2019 Performance Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.3 to Form 10-Q filed with the Commission on May 8, 2019.

10(y)

Administrative Settlement Agreement and Order on Consent For Remedial Investigation/Feasibility Study, effective November 27, 2018, by and between the United States Environmental Protection Agency and Buckhorn, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 13, 2018.

10(z)	Executive Nonqualified Excess Plan effective January 1, 2018* Reference is made to Exhibit 10(ai) to Form 10-K filed with the Commission on March 8, 2019.
10(aa)

Form of 2020 Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10(a) to Form 10-Q filed with the Commission on July 30, 2020.

10(ab)

Form of 2020 Performance Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10(b) to Form 10-Q filed with the Commission on July 30, 2020.

10(ac)	Myers Industries, Inc. Senior Officer Severance Plan (as amended). * (filed herewith)
10(ad)	Form of Notice Award of Executive Retention Cash Bonuses.* Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on October 18, 2019.
10(ae)	Form of Stock Unit Retention Award Agreement.* Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on October 18, 2019.
10(af)

Asset Purchase Agreement dated November 10, 2020 by and among Myers Industries Indiana LLC, Elkhart Plastics, Inc., Elkhart Plastics International, Ltd., Elkhart Plastics of Iowa, Inc., and Elkhart Plastics of Michigan, Inc. *** (filed herewith)

14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14.1 to Form 8-K filed with the Commission on March 6, 2017.

21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Daniel W. Hoehn, Interim Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Daniel W. Hoehn, Interim Chief Financial Officer, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL includes: (i) Consolidated Statements of Financial Position (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Indicates executive compensation plan or arrangement.
**

Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.

***

Pursuant to Item 601(b)(10) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted provisions, exhibit or schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYERS INDUSTRIES, INC.
/s/ Daniel W. Hoehn
Daniel W. Hoehn
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. McGaugh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021
MICHAEL P. MCGAUGH

/s/ Daniel W. Hoehn	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2021
DANIEL W. HOEHN

/s/ Yvette Dapremont Bright	Director	March 11, 2021
YVETTE DAPREMONT BRIGHT

/s/ Sarah R. Coffin	Director	March 11, 2021
SARAH R. COFFIN

/s/ Ron DeFeo	Director	March 11, 2021
RON DEFEO

/s/ William A. Foley	Director	March 11, 2021
WILLIAM A. FOLEY

/s/ Jeffrey Kramer	Director	March 11, 2021
JEFFREY KRAMER

/s/ F. Jack Liebau, Jr.	Director	March 11, 2021
F. JACK LIEBAU, JR.

/s/ Bruce M. Lisman	Director	March 11, 2021
BRUCE M. LISMAN

/s/ Lori Lutey	Director	March 11, 2021
LORI LUTEY

/s/ Jane Scaccetti	Director	March 11, 2021
JANE SCACCETTI

s/ Robert A. Stefanko	Director	March 11, 2021
ROBERT A. STEFANKO