Form 10-Q
period 2021-03-31
MYERS INDUSTRIES INC
filed 2021-05-06
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the issuer’s common stock, without par value, as of April 30, 2021 was 36,086,375 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended March 31,
	2021	2020
Net sales	$174,429	$122,250
Cost of sales	124,016	79,767
Gross profit	50,413	42,483
Selling, general and administrative expenses	39,548	31,116
Gain on disposal of fixed assets	—	(7)
Gain on sale of notes receivable	—	(11,924)
Operating income	10,865	23,298
Interest expense, net	995	1,069
Income before income taxes	9,870	22,229
Income tax expense	2,565	5,503
Net income	$7,305	$16,726
Net income per common share:
Basic	$0.20	$0.47
Diluted	$0.20	$0.47

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2021	2020
Net income	$7,305	$16,726
Other comprehensive income (loss):
Foreign currency translation adjustment	411	(2,755)
Total other comprehensive income (loss)	411	(2,755)
Comprehensive income	$7,716	$13,971

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2021	2020
Assets
Current Assets
Cash	$16,666	$28,301
Accounts receivable, less allowances of $3,414 and $3,278, respectively	94,619	83,701
Income tax receivable	—	1,049
Inventories, net	69,848	65,919
Prepaid expenses and other current assets	9,614	4,760
Total Current Assets	190,747	183,730
Property, plant, and equipment, net	83,220	73,953
Right of use asset - operating leases	20,820	18,390
Goodwill	79,354	79,256
Intangible assets, net	39,844	41,038
Deferred income taxes	84	84
Other	6,212	3,564
Total Assets	$420,281	$400,015

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$69,933	$61,150
Accrued employee compensation	15,589	14,499
Income taxes payable	2,954	—
Accrued taxes payable, other than income taxes	2,111	2,524
Accrued interest	476	1,785
Other current liabilities	17,871	17,936
Operating lease liability - short-term	4,269	4,359
Finance lease liability - short-term	487	—
Long-term debt - current portion	—	39,994
Total Current Liabilities	113,690	142,247
Long-term debt	70,928	37,582
Operating lease liability - long-term	16,300	13,755
Finance lease liability - long-term	9,812	—
Other liabilities	14,303	14,373
Deferred income taxes	995	2,958

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 36,078,884 and 35,921,025; net of treasury shares of 6,473,573 and 6,631,432, respectively)	22,054	21,939
Additional paid-in capital	303,127	300,852
Accumulated other comprehensive loss	(15,362)	(15,773)
Retained deficit	(115,566)	(117,918)
Total Shareholders’ Equity	194,253	189,100
Total Liabilities and Shareholders’ Equity	$420,281	$400,015

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended March 31, 2021
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2021	$21,939	$300,852	$(15,773)	$(117,918)	$189,100
Net income	—	—	—	7,305	7,305
Foreign currency translation adjustment	—	—	411	—	411
Shares issued under incentive plans, net of shares withheld for tax	115	1,122	—	—	1,237
Stock compensation expense	—	1,153	—	—	1,153
Declared dividends - $0.135 per share	—	—	—	(4,953)	(4,953)
Balance at March 31, 2021	$22,054	$303,127	$(15,362)	$(115,566)	$194,253

	Quarter Ended March 31, 2020
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2020	$21,785	$296,363	$(16,349)	$(135,117)	$166,682
Net income	—	—	—	16,726	16,726
Foreign currency translation adjustment	—	—	(2,755)	—	(2,755)
Shares issued under incentive plans, net of shares withheld for tax	43	(280)	—	—	(237)
Stock compensation expense	—	653	—	—	653
Declared dividends - $0.135 per share	—	—	—	(4,846)	(4,846)
Balance at March 31, 2020	$21,828	$296,736	$(19,104)	$(123,237)	$176,223

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$7,305	$16,726
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	3,966	3,553
Amortization	1,295	2,271
Non-cash stock-based compensation expense	1,153	653
Gain on disposal of fixed assets	—	(7)
Gain on sale of notes receivable	—	(11,924)
Other	(1,288)	241
Other long-term liabilities	8	(104)
Cash flows provided by (used for) working capital
Accounts receivable	(10,901)	(3,524)
Inventories	(3,861)	(5,209)
Prepaid expenses and other current assets	(4,854)	(218)
Accounts payable and accrued expenses	13,765	2,569
Net cash provided by (used for) operating activities	6,588	5,027
Cash Flows From Investing Activities
Capital expenditures	(5,238)	(2,490)
Acquisition of business	(1,223)	(691)
Proceeds on sale of notes receivable	—	1,200
Net cash provided by (used for) investing activities	(6,461)	(1,981)
Cash Flows From Financing Activities
Net borrowings from revolving credit facility	33,000	—
Repayments of long-term debt	(40,000)	—
Payments on finance lease	(40)	—
Cash dividends paid	(4,906)	(4,899)
Proceeds from issuance of common stock	1,900	125
Shares withheld for employee taxes on equity awards	(663)	(362)
Deferred financing fees	(1,095)	—
Net cash provided by (used for) financing activities	(11,804)	(5,136)
Foreign exchange rate effect on cash	42	(223)
Net decrease in cash	(11,635)	(2,313)
Cash at January 1	28,301	75,527
Cash at March 31	$16,666	$73,214

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except where otherwise indicated)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2021 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2021.

Accounting Standards Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The Company adopted this standard effective January 1, 2021 and the adoption of this standard did not have a material impact on its consolidated financial statements.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 12, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of any revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At March 31, 2021 and December 31, 2020, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated to be $41.7 million and $80.9 million, respectively.

The purchase price allocation associated with the November 10, 2020 acquisition of Elkhart Plastics, Inc. (“Elkhart Plastics”), as described in Note 3, required fair value measurements using unobservable inputs which are considered Level 3 inputs. The fair value of the acquired intangible assets was determined using an income approach.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2021	$(13,974)	$(1,799)	$(15,773)
Other comprehensive income (loss) before reclassifications	411	—	411
Net current-period other comprehensive income (loss)	411	—	411
Balance at March 31, 2021	$(13,563)	$(1,799)	$(15,362)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2020	$(14,602)	$(1,747)	$(16,349)
Other comprehensive income (loss) before reclassifications	(2,755)	—	(2,755)
Net current-period other comprehensive income (loss)	(2,755)	—	(2,755)
Balance at March 31, 2020	$(17,357)	$(1,747)	$(19,104)

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

The changes in the allowance for credit losses for the quarter ended March 31, 2021 and 2020 were as follows:

	2021	2020
Balance at January 1	$2,335	$1,356
Provision for expected credit loss, net of recoveries	58	148
Write-offs and other	(132)	(231)
Balance at March 31	$2,261	$1,273

2.  Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended March 31, 2021
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$25,395	$—	$—	$25,395
Vehicle	42,192	—	—	42,192
Food and beverage	21,417	—	—	21,417
Industrial	40,889	—	(14)	40,875
Auto aftermarket	—	44,550	—	44,550
Total net sales	$129,893	$44,550	$(14)	$174,429

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	March 31,	December 31,	Statement of Financial Position
	2021	2020	Classification
Returns, discounts and other allowances	$(1,153)	$(943)	Accounts receivable
Right of return asset	$374	$357	Inventories, net
Customer deposits	$(1,119)	$(195)	Other current liabilities
Accrued rebates	$(2,549)	$(2,712)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales.  The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Selling, General and Administrative expenses for the Company’s manufacturing business and as Cost of Sales for the Company’s distribution business. Costs for shipments to customers in Selling, General and Administrative expenses were approximately $2.5 million and $1.7 million for the quarters ended March 31, 2021 and 2020, respectively, and in Cost of Sales were approximately $1.6 million and $1.4 million for the quarters ended March 31, 2021 and 2020, respectively.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

3.  Acquisitions

Elkhart Plastics

On November 10, 2020, the Company acquired the assets of Elkhart Plastics, a manufacturer of engineered products for the RV, marine, agricultural, construction, truck and other industries, which is included in the Company’s Material Handling Segment. The Elkhart Plastics acquisition aligns with the Company’s long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. The purchase price for the acquisition was $64.0 million, including a preliminary estimated working capital adjustment of $1.4 million, of which $1.2 million was settled in March 2021, and the remainder remains subject to further adjustment based on the final working capital. The Company funded the acquisition using available cash.

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

Assets acquired:
Accounts receivable	$12,026
Inventories	13,639
Prepaid expenses	960
Other assets - long term	34
Property, plant and equipment	18,038
Right of use asset - operating leases	13,757
Intangible assets	16,627
Goodwill	12,277
Assets acquired	$87,358

Liabilities assumed:
Accounts payable	$5,603
Accrued expenses	4,480
Operating lease liability - short term	2,390
Operating lease liability - long term	10,867
Total liabilities assumed	23,340

Net acquisition cost	$64,018

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Tuffy

On August 26, 2019, the Company acquired the assets of Tuffy Manufacturing Industries, Inc. (“Tuffy”), a warehouse distributor of tire repair equipment and supplies, which is included in the Distribution Segment. The Tuffy acquisition aligns with the Company’s strategy to grow in key niche markets and focus on strategic account customers. The purchase price for the acquisition was $18.7 million, including a working capital adjustment of $0.7 million that was paid in 2020. The Company funded the acquisition using available cash.

4.  Settlement of Note Receivable and Lease Guarantee

In 2015, the Company sold its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”), which later became HC Companies, Inc. (“HC”). The terms of the sale included promissory notes from HC. Due to uncertainty of collection, a provision for expected loss of $23.0 million was recorded within continuing operations during 2018 to fully impair the notes and corresponding interest receivable.

Also, in connection with the sale of the Lawn and Garden business, the Company became a guarantor for any remaining rent payments under one of HC’s facility leases expiring in September 2025. Annual rent for the facility was approximately $2 million. Due to the financial risk associated with HC, the Company assessed its range of potential obligations under the lease guarantee, and recorded a liability and related pre-tax charge of $10.3 million during 2018. The carrying value of the lease contingency as of December 31, 2019 was $10.7 million, which represented the initial liability recorded plus accretion.

In January 2020, the Company sold to HC the fully-reserved promissory notes and related accrued interest receivable in exchange for $1.2 million and the release from the lease guarantee resulting in an $11.9 million pre-tax gain.

5.  Restructuring

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”) that operates a rotational molding business within the Material Handling Segment. The Company plans to consolidate manufacturing operations currently conducted at Ameri-Kart’s Cassopolis, Michigan and Bristol, Indiana facilities with expanded operations in a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, as amended in March 2021, Ameri-Kart entered into a lease agreement for a newly constructed manufacturing and distribution facility in Bristol, Indiana. The building became substantially complete in March 2021 as defined in the lease agreement, and the 15-year finance lease of the new Bristol facility commenced. In connection with the lease agreement, Ameri-Kart agreed to sell its original Bristol facility for $3.0 million and lease it back for a period of 5 years. At March 31, 2021, this sale-leaseback transaction had not yet closed. At March 31, 2021 and December 31, 2020, the $1.9 million carrying value of the original Bristol facility was classified as held for sale and included in Other Assets pending closing of the sale transaction. While Ameri-Kart has taken possession of the new Bristol facility, construction remains in process as of March 31, 2021 to complete it for its intended use. In December 2020, Ameri-Kart also provided one-year advance notice of termination for the lease of its Cassopolis, Michigan facility.

The Ameri-Kart Plan is expected to be substantially completed in 2021 and total restructuring costs expected to be incurred are approximately $1.3 million, primarily related to equipment relocation and facility shut down costs. No restructuring charges were incurred during the quarters ended March 31, 2021 or 2020.

6.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 40 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. Based on management’s projections of inventory levels and costs, no adjustment to the LIFO reserve was recorded for the quarters ended March 31, 2021 or 2020.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Inventories consisted of the following:

	March 31,	December 31,
	2021	2020
Finished and in-process products	$43,458	$42,304
Raw materials and supplies	26,390	23,615
	$69,848	$65,919

7.  Other Liabilities

The balance in Other Current Liabilities is comprised of the following:

	March 31,	December 31,
	2021	2020
Customer deposits and accrued rebates	$3,668	$2,907
Dividends payable	5,299	5,251
Accrued litigation, claims and professional fees	1,001	306
Current portion of environmental reserves	1,428	1,433
Other accrued expenses	6,475	8,039
	$17,871	$17,936

The balance in Other Liabilities (long-term) is comprised of the following:

	March 31,	December 31,
	2021	2020
Environmental reserves	$7,388	$7,266
Supplemental executive retirement plan liability	1,423	1,510
Pension liability	931	941
Other long-term liabilities	4,561	4,656
	$14,303	$14,373

8.  Goodwill and Intangible Assets

The change in goodwill for the quarter ended March 31, 2021 was as follows:

	Distribution	Material Handling	Total
January 1, 2021	$7,648	$71,608	$79,256
Purchase accounting adjustment	—	(35)	(35)
Foreign currency translation	—	133	133
March 31, 2021	$7,648	$71,706	$79,354

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $9.8 million at both March 31, 2021 and December 31, 2020. Refer to Note 3 for the intangible assets acquired through the Elkhart Plastics acquisition in November 2020.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

9.  Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended March 31,
	2021	2020
Weighted average common shares outstanding basic	35,993,331	35,723,979
Dilutive effect of stock options and restricted stock	297,500	104,449
Weighted average common shares outstanding diluted	36,290,831	35,828,428

There were no options to purchase shares of common stock excluded from the computation of diluted earnings for the quarter ended March 31, 2021. Options to purchase 401,197 shares of common stock that were outstanding for the quarter ended March 31, 2020 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

10.  Stock Compensation

The Company’s Amended and Restated 2017 Incentive Stock Plan (the “2017 Plan”) authorizes the Compensation and Management Development Committee of the Board of Directors (“Compensation Committee”) to issue up to 5,126,950 shares of various stock awards including stock options, performance stock units, restricted stock units and other forms of equity-based awards to key employees and directors. No new awards may be issued under the 2017 Plan after April 29, 2021. Options granted and outstanding vest over the requisite service period and expire ten years from the date of grant.

The Company’s 2021 Long-Term Incentive Plan (the “2021 Plan”) was adopted by the Board of Directors on March 4, 2021, amended by the Board of Directors on April 20, 2021, and approved by shareholders in the annual shareholder meeting on April 29, 2021. The 2021 Plan authorizes the Compensation Committee to issue up to 2,000,000 additional various stock awards including stock options, performance stock units, restricted stock units and other forms of equity-based awards.

Stock compensation expense was approximately $1.2 million and $0.7 million for the quarters ended March 31, 2021 and 2020, respectively. These expenses are included in Selling, General and Administrative expenses. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at March 31, 2021 was approximately $7.7 million, which will be recognized over the next three years, as such compensation is earned.

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

A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, the Company received preliminary estimates from its consultants for the cost of the execution of the work plan. Based on these preliminary estimates, the Company recognized additional expense of $4.0 million during the second quarter of 2019.  These preliminary estimates will continue to be refined through the finalization and approval of the draft work plan, which is anticipated to occur in 2021. The Company believes it has insurance coverage that applies to the New Idria Mine and thus may be able to recover a portion of the estimated costs; however, as of March 31, 2021, the Company has not recognized potential recovery in its condensed consolidated financial statements.

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

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $10.4 million of costs, of which approximately $3.1 million has been paid through March 31, 2021. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible insurance resources and other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to unilateral administrative orders issued by the EPA. No expenses were recorded related to the New Idria Mine in the quarters ended March 31, 2021 and 2020. As of March 31, 2021, the Company has a total reserve of $7.3 million related to the New Idria Mine, of which $1.1 million is classified in Other Current Liabilities and $6.2 million in Other Liabilities (long-term).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. The latest estimates received in 2016 from the County provided for an expanded scope and revised the estimate of costs for implementing the project to between $3.3 million and $4.4 million. The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  No costs were incurred related to New Almaden in the quarters ended March 31, 2021 or 2020. As of March 31, 2021, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities (long-term).

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

Patent Infringement

On December 11, 2018, No Spill Inc. filed suit against Scepter Manufacturing LLC and Scepter Corporation in the United States District Court for the District of Kansas asserting infringement of two patents, breach of contract, and trade dress claims in relation to plastic gasoline containers Scepter manufactures and sells in the United States. Scepter Canada, Inc. was later added in a second amended complaint. On November 15, 2019 the court dismissed Scepter Corporation from the action. While a full schedule through trial in the case has not yet been issued, a claim construction hearing is scheduled for May 13th, 2021. The Scepter companies intend to defend themselves vigorously in this matter. On December 28, 2019, Scepter Canada, Inc. filed petitions for inter partes review (“IPR”) of the two patents asserted by No Spill, Inc. in the District of Kansas litigation. The U.S. Patent & Trademark Office (“USPTO”) instituted one IPR and denied the other. For the instituted IPR, a final decision on the validity of the patent is expected by July 2021. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter, and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition, or cash flows. Accordingly, the Company has not recorded any reserves for this matter.

12.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	March 31,	December 31,
	2021	2020
Loan Agreement	$33,000	$—
4.67% Senior Unsecured Notes due January 15, 2021	—	40,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	71,000	78,000
Less unamortized deferred financing costs	72	424
	70,928	77,576
Less current portion long-term debt	—	39,994
Long-term debt	$70,928	$37,582

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

In March 2021, the Company entered into a Sixth Amended and Restated Loan Agreement (the “Sixth Amendment”), which amended the Fifth Amended and Restated Loan Agreement (collectively, the “Loan Agreement”) dated March 2017.  The Sixth Amendment increased the senior revolving credit facility’s borrowing limit to $250 million from $200 million, extended the maturity date to March 2024 from March 2022, and increased flexibility of the financial and other covenants and provisions. Amounts borrowed under the credit facility are secured by pledges of stock of certain of the Company’s foreign subsidiaries and guaranties of certain of its domestic subsidiaries. In connection with the Sixth Amendment, the Company incurred $1.1 million of deferred financing fees, which are included in Other Assets (long-term).

As of March 31, 2021, the Company had $211.2 million available under the Loan Agreement. The Company had $5.8 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 11. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11.0 million to $15.0 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually, and maturing between January 2024 and January 2026. At March 31, 2021, $38.0 million of the Notes were outstanding. In January 2021, the Company repaid the $40.0 million note upon maturity with a combination of cash and proceeds under the Loan Agreement.

The weighted average interest rate on borrowings under the Company’s long-term debt was 5.33% and 6.24% for the quarters ended March 31, 2021 and 2020, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of March 31, 2021, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

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

Net periodic pension cost is as follows:

	For the Quarter Ended March 31,
	2021	2020
Interest cost	$38	$48
Expected return on assets	(48)	(51)
Amortization of net loss	21	20
Net periodic pension cost	$11	$17

The Company expects to make contributions to the plan totaling $112 in 2021.

14.  Income Taxes

The Company’s effective tax rate was 26.0% for the quarter ended March 31, 2021 compared to 24.8% for the quarter ended March 31, 2020. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.8 million at March 31, 2021 and December 31, 2020.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of March 31, 2021, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The IRS began the examination in 2019 and there have been no changes resulting from this audit as of March 31, 2021. The Company is subject to state and local examinations for tax years of 2015 through 2019. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2015 through 2019.

15.  Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for manufacturing facilities, distribution centers, warehouses, office space and equipment, with remaining lease terms of one to fifteen years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the statement of financial position; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Operating leases with an initial term greater than 12 months are included in right of use asset – operating leases (“ROU assets”), operating lease liability – short term, and operating lease liability – long term and finance leases are included property, plant and equipment, finance lease liability – short term, and finance lease liability – long term in the Condensed Consolidated Statement of Financial Position (Unaudited).

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

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to leases include:

		March 31,	December 31,
	Classification	2021	2020
Assets:
Operating lease assets	Right of use asset - operating leases	$20,820	$18,390
Finance lease assets	Property, plant and equipment, net	10,282	—
Total lease assets		$31,102	$18,390

Liabilities:
Current	Operating lease liability - short-term	$4,269	$4,359
Long-term	Operating lease liability - long-term	16,300	13,755
Total operating lease liabilities		$20,569	$18,114
Current	Finance lease liability - short-term	$487	$—
Long-term	Finance lease liability - long-term	9,812	—
Total finance lease liabilities		10,299	—
Total lease liabilities		$30,868	$18,114

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The components of lease expense include:

		For the Quarter Ended March 31,
Lease Cost	Classification	2021	2020
Operating lease cost (1)	Cost of sales	$1,070	$399
Operating lease cost (1)	Selling, general and administrative expenses	551	441
Finance lease cost
Depreciation expense	Cost of sales	57	—
Interest expense on lease liabilities	Interest expense, net	30	—
Total lease cost		$1,708	$840

(1)	Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Quarter Ended March 31,
Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,252	$622
Operating cash flows from finance leases	$30	$—
Financing cash flows from finance leases	$40	$—
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,523	$—
Finance leases	$10,339	$—

Lease Term and Discount Rate	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	6.53	5.66
Finance leases	14.93	—
Weighted-average discount rate:
Operating leases	3.6%	3.7%
Finance leases	3.5%	—

Maturity of Lease Liabilities - As of March 31, 2021	Operating Leases	Finance Leases	Total
2021(1)	$3,750	$630	$4,380
2022	4,433	840	5,273
2023	3,835	840	4,675
2024	2,472	861	3,333
2025	1,682	865	2,547
After 2025	6,827	9,273	16,100
Total lease payments	22,999	13,309	36,308
Less: interest	(2,430)	(3,010)	(5,440)
Present value of lease liabilities	$20,569	$10,299	$30,868

(1)	Represents amounts due in 2021 after March 31, 2021

In March 2021, a 15-year finance lease for a new manufacturing and distribution facility in Bristol, Indiana commenced. While the Company has taken possession of the new Bristol facility, construction remains in process as of March 31, 2021 to complete it for its intended use. As described in Note 5, this lease agreement was in connection with the Ameri-Kart Plan, which includes facility consolidation for this business within the Material Handling Segment.

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

Total sales from foreign business units were approximately $11.0 million and $9.0 million for the quarters ended March 31, 2021 and 2020, respectively.

Summarized segment detail for the quarters ended March 31, 2021 and 2020 are presented in the following table:

	For the Quarter Ended March 31,
	2021	2020
Net Sales
Material Handling	$129,893	$84,076
Distribution	44,550	38,195
Inter-company sales	(14)	(21)
Total net sales	$174,429	$122,250

Operating income
Material Handling	$16,927	$15,167
Distribution (1)	1,438	1,850
Corporate (1) (2)	(7,500)	6,281
Total operating income	10,865	23,298
Interest expense, net	(995)	(1,069)
Income before income taxes	$9,870	$22,229

(1)

In the quarter ended March 31, 2021, the Company recognized $0.8 million of executive severance, of which $0.5 million was recognized in the Distribution Segment and $0.3 million was recognized in Corporate. This executive severance cost includes $0.5 million of severance and benefits and $0.3 million of charges for acceleration of stock compensation.

(2)	In the quarter ended March 31, 2020, the Company recognized in Corporate an $11.9 million gain on the sale of notes receivable as described in Note 4.

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

Specific factors that could cause such a difference include, without limitation, impacts from the novel coronavirus (“COVID-19”) pandemic on our business, operations, customers and capital position; the impact of COVID-19 on local, national and global economic conditions; the effects of various governmental responses to the COVID-19 pandemic; raw material availability, increases in raw material costs, or other production costs; risks associated with our strategic growth initiatives or the failure to achieve the anticipated benefits of such initiatives; unanticipated downturn in business relationships with customers or their purchases; competitive pressures on sales and pricing; changes in the markets for the Company’s business segments; changes in trends and demands in the markets in which the Company competes; operational problems at our manufacturing facilities or unexpected failures at those facilities; future economic and financial conditions in the United States and around the world; inability of the Company to meet future capital requirements; claims, litigation and regulatory actions against the Company; changes in laws and regulations affecting the Company; and other risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Given these factors, as well as other variables that may affect our operating results, readers should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company expressly disclaims any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

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

The Company’s results of operations for the quarter ended March 31, 2021 are discussed below.  In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s operations.  Regulatory actions in response to COVID-19 have varied across jurisdictions and have included closure of nonessential businesses. While the effects from the pandemic appear to be improving compared to 2020, the duration and extent of these measures put in place to slow the spread of COVID-19 remain unknown, including possible reimplementation of any measures that have been removed or relaxed. Through the date of this report, most of the Company’s businesses are considered essential because they supply food and agricultural, automotive, healthcare, industrial and consumer end markets.  Accordingly, those businesses have continued to operate.  During 2020, the Company experienced temporary closures of certain facilities as a result of the pandemic, including certain manufacturing facilities in the Material Handling Segment and our Distribution business in Central America, in parts of March and April 2020.  Beyond the impact of these temporary closures, some of our businesses have been and may continue to be affected by the broader economic effects from COVID-19 and related regulatory actions, including customer demand for our products.  The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended March 31, 2021 to the Quarter Ended March 31, 2020

Net Sales:

(dollars in millions)	Quarter Ended March 31,
Segment	2021	2020	Change	% Change
Material Handling	$129,893	$84,076	$45,817	54%
Distribution	44,550	38,195	6,355	17%
Inter-company sales	(14)	(21)	7
Total net sales	$174,429	$122,250	$52,179	43%

Net sales for the quarter ended March 31, 2021 were $174.4 million, an increase of $52.2 million or 43% compared to the quarter ended March 31, 2020. Net sales increased due to higher volume/mix of $24.2 million and due to $27.1 million of incremental sales from the Elkhart Plastics acquisition in the Material Handling Segment on November 10, 2020. Elkhart Plastic’s historical annual sales are approximately $100 million. Net sales also increased due to the effect of favorable currency translation of $0.6 million and due to higher pricing of $0.3 million. In late February and again in March 2021, the Company announced two pricing increases across a majority of its portfolio of products in response to rapidly rising raw material costs. The Company expects these pricing increases to contribute to higher net sales, particularly in the Material Handling Segment, as the pricing changes take effect. Comparisons to 2020 are also affected by the onset of the COVID-19 pandemic in March 2020.

Net sales in the Material Handling Segment increased $45.8 million or 54% for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. Net sales increased due to higher volume/mix of $17.6 million across all markets and due to $27.1 million of incremental sales due to the Elkhart Plastics acquisition in the Material Handling Segment on November 10, 2020. Net sales also increased due to higher pricing of $0.5 million and the effect of favorable currency translation of $0.6 million.

Net sales in the Distribution Segment increased $6.4 million or 17% for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020, primarily as a result of higher volume of $6.6 million partially offset by lower pricing of $0.2 million.

Cost of Sales & Gross Profit:

	Quarter Ended March 31,
(dollars in millions)	2021	2020	Change	% Change
Cost of sales	$124,016	$79,767	$44,249	55%
Gross profit	$50,413	$42,483	$7,930	19%
Gross profit as a percentage of sales	28.9%	34.8%

Gross profit increased $7.9 million, or 19%, for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020, due to increased contribution from sales volume described under Net Sales above, the Elkhart Plastics acquisition on November 10, 2020, partially offset by unfavorable price to cost relationship from higher commodity raw material costs, an unfavorable sales mix, and higher manufacturing costs including labor.

Selling, General and Administrative Expenses:

	Quarter Ended March 31,
(dollars in millions)	2021	2020	Change	% Change
SG&A expenses	$39,548	$31,116	$8,432	27%
SG&A expenses as a percentage of sales	22.7%	25.5%

Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2021 were $39.5 million, an increase of $8.4 million or 27% compared to the same period in the prior year. Increases in SG&A expenses in the first quarter 2021 were primarily due to $3.7 million of incremental SG&A from the November 10, 2020 Elkhart Plastics acquisition and $3.1 million of higher incentive compensation cost accruals, which were low in the 2020 comparison period because achievement thresholds were not expected to be met due to the COVID-19 pandemic. SG&A expenses also increased due to $0.7 million of higher legal and professional fees and a $0.8 million charge related to executive severance, inclusive of $0.3 million of stock compensation acceleration.

Gain on Sale of Notes Receivable:

During the quarter ended March 31, 2020, the Company recorded a pre-tax gain of $11.9 million related to the sale to HC of the fully-reserved promissory notes and related accrued interest receivable in exchange for $1.2 million and the release from a lease guarantee with a carrying value of $10.7 million related to one of HC’s facilities as discussed in Note 4.

Net Interest Expense:

	Quarter Ended March 31,
(dollars in millions)	2021	2020	Change	% Change
Net interest expense	$995	$1,069	$(74)	(7)%
Average outstanding borrowings, net	$73,833	$78,000	$(4,167)	(5)%
Weighted-average borrowing rate	5.33%	6.24%

Net interest expense for the quarter ended March 31, 2021 was $1.0 million, a decrease of $0.1 million, or 7%, compared with $1.1 million for the quarter ended March 31, 2020. The lower net interest expense was due to the lower borrowing rate and lower borrowings in the current year.

Income Taxes:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Income from continuing operations before income taxes	$9,870	$22,229
Income tax expense	$2,565	$5,503
Effective tax rate	26.0%	24.8%

The Company’s effective tax rate was 26.0% for the quarter ended March 31, 2021, compared to 24.8% for the quarter ended March 31, 2020. The increase in the effective tax rate was primarily the result of higher non-deductible expenses.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At March 31, 2021, the Company had $16.7 million of cash, $211.2 million available under the Loan Agreement and outstanding debt of $81.3 million, including the finance lease liability of $10.3 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the uncertainty caused by COVID-19. The Company believes that cash on hand, cash flows from operations and available capacity under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Net cash provided by operating activities was $6.6 million for the quarter ended March 31, 2021, compared to $5.0 million in the same period in 2020. The increase was primarily due to higher volume of sales in the current year, partly offset by timing of annual insurance premium payments.

Investing Activities

Net cash used by investing activities was $6.5 million for the quarter ended March 31, 2021 compared to cash used of $2.0 million for the same period in 2020. In 2021, the Company paid the working capital adjustment of $1.2 million related to the November 10, 2020 acquisition of Elkhart Plastics as discussed in Note 3. In 2020, the Company paid a working capital adjustment of $0.7 million related to the 2019 acquisition of Tuffy as discussed in Note 3, and received proceeds from the sale of notes receivable of $1.2 million as discussed in Note 4. Capital expenditures were $5.2 million and $2.5 million for the quarter ended March 31, 2021 and 2020, respectively. Full year 2021 capital expenditures are expected to be approximately $15 million.

Financing Activities

Cash used for financing activities was $11.8 million for the quarter ended March 31, 2021 compared to $5.1 million for the same period in 2020. The Company repaid the $40.0 million Senior Unsecured Note that matured in January 2021 with a combination of cash and proceeds under the Loan Agreement (defined below). Net borrowings on the credit facility for the quarter ended March 31, 2021 were $33.0 million. Fees paid for the amendment and extension of the Loan Agreement in March 2021 totaled $1.1 million. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $1.2 million. The Company also used cash to pay dividends of $4.9 million for each of the quarters ended March 31, 2021 and 2020.

In March 2021, a 15-year finance lease for a new manufacturing and distribution facility in Bristol, Indiana commenced.  While the Company has taken possession of the new Bristol facility, construction remains in process as of March 31, 2021 to complete it for its intended use.  As further described in Note 5, this lease agreement was in connection with a plan for consolidation of the Ameri-Kart rotational molding facilities within the Material Handling Segment. As of March 31, 2021, the balance of the finance lease liability is $10.3 million, of which $0.5 million is classified as current.

Credit Sources

In March 2021, the Company entered into a Sixth Amended and Restated Loan Agreement (the “Sixth Amendment”), which amended the Fifth Amended and Restated Loan Agreement (collectively, the “Loan Agreement”) dated March 2017.  The Sixth Amendment increased the senior revolving credit facility’s borrowing limit to $250 million from $200 million, extended the maturity date to March 2024 from March 2022, and increased flexibility of the financial and other covenants and provisions.

As of March 31, 2021, $211.2 million was available under the Loan Agreement, after borrowings and $5.8 million of letters of letters of credit issued related to insurance and other financing contracts in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 11. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.

At March 31, 2021, $38 million face value of Senior Unsecured Notes are outstanding. The series of notes range in face value from $11 million to $15 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually As described in Note 12, $26.0 million of the Senior Unsecured Notes mature on January 15, 2024 and $12.0 million mature on January 15, 2026.

As of March 31, 2021, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended March 31, 2021 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	15.66
Leverage Ratio	3.25 to 1 (maximum)	1.19

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Loan Agreement bear interest at the LIBOR, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond 2021. The Company does not anticipate a significant impact to its financial position as a result of this action given its current mix of fixed- and variable-rate debt. Based on current debt levels at March 31, 2021, if market interest rates increase one percent, the Company’s interest expense would increase approximately $0.3 million annually.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At March 31, 2021, the Company had no foreign currency arrangements or contracts in place.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

On November 10, 2020, the Company acquired the assets of Elkhart Plastics. As permitted by SEC rules and regulations, the scope of management’s evaluation of internal control over financial reporting as of March 31, 2021 did not include an evaluation of the internal control over financial reporting of Elkhart Plastics. However, we are extending our oversight and monitoring processes that support our review of internal control over financial reporting to include Elkhart Plastic’s operations.

During the quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 11, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report, and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s disclosures relating to legal proceedings in Note 11, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report is incorporated into Part II of this report by reference. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)The following table presents information regarding the Company’s stock repurchase plan during the quarter ended March 31, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
1/1/2021 to 1/31/2021	—	$—	5,547,665	2,452,335
2/1/2021 to 2/28/2021	—	—	5,547,665	2,452,335
3/1/2021 to 3/31/2021	—	—	5,547,665	2,452,335

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

Item 6. Exhibits

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
10.1

Amended and Restated Loan Agreement dated March 12, 2021, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K and filed with the SEC on March 16, 2021.

10.2

Third Amendment to Note Purchase Agreement, dated March 12, 2021, among Myers Industries, Inc., the subsidiary guarantors identified therein and each of the institutions which is a signatory thereto. Reference is made to Exhibit 10.2 to Form 8-K filed with the SEC on March 16, 2021.

10.3

Non-Competition and Confidentiality Agreement between the Company and Sonal P. Robinson dated January 26, 2021 and effective February 1, 2021. Reference is made to Exhibit 10.1 to Form 8-K filed with the SEC on January 27, 2021.

10.4	Form of Indemnification Agreement for Directors and Officers. (filed herewith)
10.5	Form of 2021 Restricted Stock Unit Award Agreement for Executive Officers under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)
10.6	Form of 2021 Performance Stock Unit Award Agreement for Executive Officers under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* (filed herewith)
10.7	Myers Industries, Inc. 2021 Long-Term Incentive Plan.* Reference is made to Exhibit 99.1 to Registration Statement on Form S-8 filed with the SEC on April 29, 2021.
31.1	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Sonal P. Robinson, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Sonal P. Robinson, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Indicates executive compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

May 6, 2021	/s/ Sonal P. Robinson
Sonal P. Robinson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)