Form 10-Q
period 2021-06-30
MYERS INDUSTRIES INC
filed 2021-08-05
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the issuer’s common stock, without par value, as of July 30, 2021 was 36,173,850 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$187,369	$118,394	$361,798	$240,644
Cost of sales	132,375	75,821	256,391	155,588
Gross profit	54,994	42,573	105,407	85,056
Selling, general and administrative expenses	40,121	30,317	79,669	61,433
Gain on disposal of fixed assets	(996)	—	(996)	(7)
Gain on sale of notes receivable	—	—	—	(11,924)
Operating income	15,869	12,256	26,734	35,554
Interest expense, net	999	1,194	1,994	2,263
Income before income taxes	14,870	11,062	24,740	33,291
Income tax expense	3,795	2,694	6,360	8,197
Net income	$11,075	$8,368	$18,380	$25,094
Net income per common share:
Basic	$0.31	$0.23	$0.51	$0.70
Diluted	$0.30	$0.23	$0.51	$0.70

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$11,075	$8,368	$18,380	$25,094
Other comprehensive income (loss):
Foreign currency translation adjustment	470	1,220	881	(1,535)
Total other comprehensive income (loss)	470	1,220	881	(1,535)
Comprehensive income	$11,545	$9,588	$19,261	$23,559

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2021	2020
Assets
Current Assets
Cash	$13,543	$28,301
Accounts receivable, less allowances of $3,416 and $3,278, respectively	98,610	83,701
Income tax receivable	—	1,049
Inventories, net	79,482	65,919
Prepaid expenses and other current assets	9,576	4,760
Total Current Assets	201,211	183,730
Property, plant, and equipment, net	83,981	73,953
Right of use asset - operating leases	22,834	18,390
Goodwill	79,500	79,256
Intangible assets, net	38,650	41,038
Deferred income taxes	84	84
Other	4,215	3,564
Total Assets	$430,475	$400,015

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$81,614	$61,150
Accrued employee compensation	18,407	14,499
Income taxes payable	390	—
Accrued taxes payable, other than income taxes	2,328	2,524
Accrued interest	938	1,785
Other current liabilities	18,147	17,936
Operating lease liability - short-term	4,833	4,359
Finance lease liability - short-term	491	—
Long-term debt - current portion	—	39,994
Total Current Liabilities	127,148	142,247
Long-term debt	57,833	37,582
Operating lease liability - long-term	17,778	13,755
Finance lease liability - long-term	9,688	—
Other liabilities	14,174	14,373
Deferred income taxes	1,873	2,958

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 36,166,384 and 35,921,025; net of treasury shares of 6,386,073 and 6,631,432, respectively)	22,109	21,939
Additional paid-in capital	304,183	300,852
Accumulated other comprehensive loss	(14,892)	(15,773)
Retained deficit	(109,419)	(117,918)
Total Shareholders’ Equity	201,981	189,100
Total Liabilities and Shareholders’ Equity	$430,475	$400,015

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended June 30, 2021
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2021	$22,054	$303,127	$(15,362)	$(115,566)	$194,253
Net income	—	—	—	11,075	11,075
Foreign currency translation adjustment	—	—	470	—	470
Shares issued under incentive plans, net of shares withheld for tax	55	380	—	—	435
Stock compensation expense	—	676	—	—	676
Declared dividends - $0.135 per share	—	—	—	(4,928)	(4,928)
Balance at June 30, 2021	$22,109	$304,183	$(14,892)	$(109,419)	$201,981

	Quarter Ended June 30, 2020
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2020	$21,828	$296,736	$(19,104)	$(123,237)	$176,223
Net income	—	—	—	8,368	8,368
Foreign currency translation adjustment	—	—	1,220	—	1,220
Shares issued under incentive plans, net of shares withheld for tax	17	93	—	—	110
Stock compensation expense	—	693	—	—	693
Declared dividends - $0.135 per share	—	—	—	(4,919)	(4,919)
Balance at June 30, 2020	$21,845	$297,522	$(17,884)	$(119,788)	$181,695

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2021
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2021	$21,939	$300,852	$(15,773)	$(117,918)	$189,100
Net income	—	—	—	18,380	18,380
Foreign currency translation adjustment	—	—	881	—	881
Shares issued under incentive plans, net of shares withheld for tax	170	1,502	—	—	1,672
Stock compensation expense	—	1,829	—	—	1,829
Declared dividends - $0.27 per share	—	—	—	(9,881)	(9,881)
Balance at June 30, 2021	$22,109	$304,183	$(14,892)	$(109,419)	$201,981

	Six Months Ended June 30, 2020
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2020	$21,785	$296,363	$(16,349)	$(135,117)	$166,682
Net income	—	—	—	25,094	25,094
Foreign currency translation adjustment	—	—	(1,535)	—	(1,535)
Shares issued under incentive plans, net of shares withheld for tax	60	(187)	—	—	(127)
Stock compensation expense	—	1,346	—	—	1,346
Declared dividends - $0.27 per share	—	—	—	(9,765)	(9,765)
Balance at June 30, 2020	$21,845	$297,522	$(17,884)	$(119,788)	$181,695

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$18,380	$25,094
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	8,142	7,243
Amortization	2,610	4,518
Non-cash stock-based compensation expense	1,829	1,346
Gain on disposal of fixed assets	(996)	(7)
Gain on sale of notes receivable	—	(11,924)
Other	(702)	407
Other long-term liabilities	(205)	478
Cash flows provided by (used for) working capital
Accounts receivable	(15,250)	(9,672)
Inventories	(13,411)	(5,453)
Prepaid expenses and other current assets	(4,814)	(2,926)
Accounts payable and accrued expenses	25,718	2,681
Net cash provided by (used for) operating activities	21,301	11,785
Cash Flows From Investing Activities
Capital expenditures	(8,220)	(5,589)
Acquisition of business	(1,223)	(691)
Proceeds from sale of property, plant and equipment	2,848	—
Proceeds on sale of notes receivable	—	1,200
Net cash provided by (used for) investing activities	(6,595)	(5,080)
Cash Flows From Financing Activities
Net borrowings from revolving credit facility	19,900	—
Repayments of long-term debt	(40,000)	—
Payments on finance lease	(161)	—
Cash dividends paid	(9,809)	(9,736)
Proceeds from issuance of common stock	2,420	235
Shares withheld for employee taxes on equity awards	(748)	(362)
Deferred financing fees	(1,095)	—
Net cash provided by (used for) financing activities	(29,493)	(9,863)
Foreign exchange rate effect on cash	29	(47)
Net decrease in cash	(14,758)	(3,205)
Cash at January 1	28,301	75,527
Cash at June 30	$13,543	$72,322

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2021 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2021.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 12, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of any revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At June 30, 2021 and December 31, 2020, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated to be $41.8 million and $80.9 million, respectively.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at April 1, 2021	$(13,563)	$(1,799)	$(15,362)
Other comprehensive income (loss) before reclassifications	470	—	470
Net current-period other comprehensive income (loss)	470	—	470
Balance at June 30, 2021	$(13,093)	$(1,799)	$(14,892)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at April 1, 2020	$(17,357)	$(1,747)	$(19,104)
Other comprehensive income (loss) before reclassifications	1,220	—	1,220
Net current-period other comprehensive income (loss)	1,220	—	1,220
Balance at June 30, 2020	$(16,137)	$(1,747)	$(17,884)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2021	$(13,974)	$(1,799)	$(15,773)
Other comprehensive income (loss) before reclassifications	881	—	881
Net current-period other comprehensive income (loss)	881	—	881
Balance at June 30, 2021	$(13,093)	$(1,799)	$(14,892)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2020	$(14,602)	$(1,747)	$(16,349)
Other comprehensive income (loss) before reclassifications	(1,535)	—	(1,535)
Net current-period other comprehensive income (loss)	(1,535)	—	(1,535)
Balance at June 30, 2020	$(16,137)	$(1,747)	$(17,884)

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

The changes in the allowance for credit losses for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
Balance at January 1	$2,335	$1,356
Provision for expected credit loss, net of recoveries	504	447
Write-offs and other	(336)	(286)
Balance at June 30	$2,503	$1,517

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

2.  Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended June 30, 2021
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$37,312	$—	$—	$37,312
Vehicle	41,437	—	—	41,437
Food and beverage	16,399	—	—	16,399
Industrial	42,079	—	(14)	42,065
Auto aftermarket	—	50,156	—	50,156
Total net sales	$137,227	$50,156	$(14)	$187,369

	For the Quarter Ended June 30, 2020
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$31,211	$—	$—	$31,211
Vehicle	13,813	—	—	13,813
Food and beverage	9,072	—	—	9,072
Industrial	26,759	—	(2)	26,757
Auto aftermarket	—	37,541	—	37,541
Total net sales	$80,855	$37,541	$(2)	$118,394

	For the Six Months Ended June 30, 2021
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$62,707	$—	$—	$62,707
Vehicle	83,629	—	—	83,629
Food and beverage	37,816	—	—	37,816
Industrial	82,968	—	(28)	82,940
Auto aftermarket	—	94,706	—	94,706
Total net sales	$267,120	$94,706	$(28)	$361,798

	For the Six Months Ended June 30, 2020
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$51,498	$—	$—	$51,498
Vehicle	30,125	—	—	30,125
Food and beverage	26,491	—	—	26,491
Industrial	56,817	—	(23)	56,794
Auto aftermarket	—	75,736	—	75,736
Total net sales	$164,931	$75,736	$(23)	$240,644

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	June 30,	December 31,	Statement of Financial Position
	2021	2020	Classification
Returns, discounts and other allowances	$(913)	$(943)	Accounts receivable
Right of return asset	$300	$357	Inventories, net
Customer deposits	$(1,403)	$(195)	Other current liabilities
Accrued rebates	$(2,311)	$(2,712)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales.  The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Selling, General and Administrative expenses for the Company’s manufacturing business and as Cost of Sales for the Company’s distribution business. Costs for shipments to customers in Selling, General and Administrative expenses were approximately $2.3 million and $1.7 million for the quarters ended June 30, 2021 and 2020, respectively, and $4.8 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively, and in Cost of Sales were approximately $1.9 million and $1.5 million for the quarters ended June 30, 2021 and 2020, respectively, and $3.5 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively.

Based on the short-term nature of contracts described above, contract acquisition costs are not significant. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3.  Acquisitions

Trilogy Plastics – Subsequent Event

On July 30, 2021, the Company acquired the assets of Trilogy Plastics, Inc. (“Trilogy”), a custom rotational molder specializing in high quality parts and assemblies, which is expected to be included in the Materials Handling Segment. The Trilogy acquisition aligns with the Company’s long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions.  Trilogy’s annual sales are approximately $35 million. The Company funded the acquisition with proceeds from the Loan Agreement described in Note 12.

Elkhart Plastics

On November 10, 2020, the Company acquired the assets of Elkhart Plastics, a manufacturer of engineered products for the RV, marine, agricultural, construction, truck and other industries, which is included in the Company’s Material Handling Segment. The Elkhart Plastics acquisition aligns with the Company’s long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. The purchase price for the acquisition was $63.8 million, including a working capital adjustment of $1.2 million, which was settled in the first half of 2021. The Company funded the acquisition using available cash.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Assets acquired:
Accounts receivable	$12,026
Inventories	13,639
Prepaid expenses	960
Other assets - long term	34
Property, plant and equipment	18,038
Right of use asset - operating leases	13,757
Intangible assets	16,627
Goodwill	12,243
Assets acquired	$87,324

Liabilities assumed:
Accounts payable	$5,603
Accrued expenses	4,623
Operating lease liability - short term	2,390
Operating lease liability - long term	10,867
Total liabilities assumed	23,483

Net acquisition cost	$63,841

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

5.  Restructuring

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”) that operates a rotational molding business within the Material Handling Segment. The Company plans to consolidate manufacturing operations currently conducted at Ameri-Kart’s Cassopolis, Michigan and Bristol, Indiana facilities with expanded operations in a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, as amended in March 2021, Ameri-Kart entered into a lease agreement for a newly constructed manufacturing and distribution facility in Bristol, Indiana. The building became substantially complete in March 2021 as defined in the lease agreement, and the 15-year finance lease of the new Bristol facility commenced. In connection with the lease agreement, Ameri-Kart agreed to sell its original Bristol facility and lease it back for a period of 5 years. During the second quarter of 2021, the sale of the original facility for net proceeds of $2.8 million was completed, which resulted in a gain of $1.0 million, and the lease back commenced. At December 31, 2020, the $1.9 million carrying value of the original Bristol facility was classified as held for sale and included in Other Assets. While Ameri-Kart has taken possession of the new Bristol facility, construction remains in process as of June 30, 2021 to complete it for its intended use. In December 2020, Ameri-Kart also provided one-year advance notice of termination for the lease of its Cassopolis, Michigan facility.

The Ameri-Kart Plan is expected to be substantially completed in 2021 and total restructuring costs expected to be incurred are approximately $1.3 million, primarily related to equipment relocation and facility shut down costs. The Company incurred $0.1 million of restructuring charges during the quarter and six months ended June 30, 2021, which were recorded within Cost of Sales. No restructuring charges were incurred during the quarter or six months ended June 30, 2020.

6.  Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarters and six months ended June 30, 2021 or 2020.

Inventories consisted of the following:

	June 30,	December 31,
	2021	2020
Finished and in-process products	$41,146	$42,304
Raw materials and supplies	38,336	23,615
	$79,482	$65,919

7.  Other Liabilities

The balance in Other Current Liabilities is comprised of the following:

	June 30,	December 31,
	2021	2020
Customer deposits and accrued rebates	$3,714	$2,907
Dividends payable	5,323	5,251
Accrued litigation, claims and professional fees	443	306
Current portion of environmental reserves	1,428	1,433
Other accrued expenses	7,239	8,039
	$18,147	$17,936

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The balance in Other Liabilities (long-term) is comprised of the following:

	June 30,	December 31,
	2021	2020
Environmental reserves	$7,287	$7,266
Supplemental executive retirement plan liability	1,342	1,510
Pension liability	918	941
Other long-term liabilities	4,627	4,656
	$14,174	$14,373

8.  Goodwill and Intangible Assets

The change in goodwill for the six months ended June 30, 2021 was as follows:

	Distribution	Material Handling	Total
January 1, 2021	$7,648	$71,608	$79,256
Purchase accounting adjustment	—	(69)	(69)
Foreign currency translation	—	313	313
June 30, 2021	$7,648	$71,852	$79,500

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $9.8 million at both June 30, 2021 and December 31, 2020. Refer to Note 3 for the intangible assets acquired through the Elkhart Plastics acquisition in November 2020.

9.  Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding basic	36,122,792	35,774,241	36,058,061	35,749,110
Dilutive effect of stock options and restricted stock	213,656	146,224	237,942	150,411
Weighted average common shares outstanding diluted	36,336,448	35,920,465	36,296,003	35,899,521

There were no options to purchase shares of common stock excluded from the computation of diluted earnings for the quarter and six months ended June 30, 2021. Options to purchase 455,958 and 466,658 shares of common stock that were outstanding for the quarter and six months ended June 30, 2020 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

Stock compensation expense was approximately $0.7 million for each of the quarters ended June 30, 2021 and 2020 and $1.8 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. These expenses are included in Selling, General and Administrative expenses. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at June 30, 2021 was approximately $6.6 million, which will be recognized over the next three years, as such compensation is earned.

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

A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, the Company received preliminary estimates from its consultants for the cost of the execution of the work plan. Based on these preliminary estimates, the Company recognized additional expense of $4.0 million during the second quarter of 2019.  These preliminary estimates will continue to be refined through the finalization and approval of the draft work plan, which is anticipated to occur in 2021. The Company believes it has insurance coverage that applies to the New Idria Mine and thus may be able to recover a portion of the estimated costs; however, as of June 30, 2021, the Company has not recognized potential recovery in its condensed consolidated financial statements.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, the Company has recognized $10.4 million of costs, of which approximately $3.2 million has been paid through June 30, 2021. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible insurance resources and other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to unilateral administrative orders issued by the EPA. No expenses were recorded related to the New Idria Mine in the quarters or six months ended June 30, 2021 and 2020. As of June 30, 2021, the Company has a total reserve of $7.2 million related to the New Idria Mine, of which $1.1 million is classified in Other Current Liabilities and $6.1 million in Other Liabilities (long-term).

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

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area.  Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. The latest estimates received in 2016 from the County provided for an expanded scope and revised the estimate of costs for implementing the project to between $3.3 million and $4.4 million. The Company completed a detailed review of the support provided by the County for the revised estimate, and as a result, recognized additional expense of $1.2 million in 2016.  No costs were incurred related to New Almaden in the quarters or six months ended June 30, 2021 or 2020. As of June 30, 2021, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities (long-term).

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

Patent Infringement

On December 11, 2018, No Spill Inc. filed suit against Scepter Manufacturing LLC and Scepter Corporation in the United States District Court for the District of Kansas asserting infringement of two patents, breach of contract, and trade dress claims in relation to plastic gasoline containers Scepter manufactures and sells in the United States. Scepter Canada, Inc. was later added in a second amended complaint. On November 15, 2019 the court dismissed Scepter Corporation from the action. While a full schedule through trial in the case has not yet been issued, a claim construction hearing was held on May 13, 2021 and on June 23, 2021, the District Court held that the claims of the patents were definite. On June 28, 2021, the Scepter companies filed with the District Court a motion for leave to assert counterclaims and the proposed counterclaims alleging antitrust related violations of certain provisions of the Sherman Act and Clayton Act. The motion for leave is pending. On December 28, 2019, Scepter Canada, Inc. had filed petitions with the District Court for inter partes review (“IPR”) of the two patents asserted by No Spill, Inc. The U.S. Patent & Trademark Office (“USPTO”) instituted one IPR and denied the other. With respect to the instituted IPR, the USPTO’s Patent Trial and Appeal Board issued a final decision on July 2, 2021, finding the claims of the patent valid. The Scepter companies intend to defend themselves vigorously in this matter. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter, and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition, or cash flows. Accordingly, the Company has not recorded any reserves for this matter.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

12.  Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	June 30,	December 31,
	2021	2020
Loan Agreement	$19,900	$—
4.67% Senior Unsecured Notes due January 15, 2021	—	40,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	57,900	78,000
Less unamortized deferred financing costs	67	424
	57,833	77,576
Less current portion long-term debt	—	39,994
Long-term debt	$57,833	$37,582

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

As of June 30, 2021, the Company had $224.3 million available under the Loan Agreement. The Company had $5.8 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 11. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11.0 million to $15.0 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually, and maturing between January 2024 and January 2026. At June 30, 2021, $38.0 million of the Notes were outstanding. In January 2021, the Company repaid the $40.0 million note upon maturity with a combination of cash and proceeds under the Loan Agreement.

The weighted average interest rate on borrowings under the Company’s long-term debt was 5.13% and 6.28% for the quarters ended June 30, 2021 and 2020, respectively, and 5.23% and 6.26% for the six months ended June 30, 2021 and 2020, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of June 30, 2021, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Net periodic pension cost is as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$38	$48	$76	$96
Expected return on assets	(48)	(51)	(96)	(102)
Amortization of net loss	21	20	42	40
Net periodic pension cost	$11	$17	$22	$34

The Company expects to make contributions to the plan totaling $112 in 2021.

14.  Income Taxes

The Company’s effective tax rate was 25.5% and 25.7% for the quarter and six months ended June 30, 2021 compared to 24.4% and 24.6% for the quarter and six months ended June 30, 2020. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.8 million at June 30, 2021 and December 31, 2020.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of June 30, 2021, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The IRS began the examination in 2019 and there have been no changes resulting from this audit as of June 30, 2021. The Company is subject to state and local examinations for tax years of 2015 through 2019. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2016 through 2020.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to leases include:

		June 30,	December 31,
	Classification	2021	2020
Assets:
Operating lease assets	Right of use asset - operating leases	$22,834	$18,390
Finance lease assets	Property, plant and equipment, net	10,109	—
Total lease assets		$32,943	$18,390

Liabilities:
Current	Operating lease liability - short-term	$4,833	$4,359
Long-term	Operating lease liability - long-term	17,778	13,755
Total operating lease liabilities		$22,611	$18,114
Current	Finance lease liability - short-term	$491	$—
Long-term	Finance lease liability - long-term	9,688	—
Total finance lease liabilities		10,179	—
Total lease liabilities		$32,790	$18,114

The components of lease expense include:

		For the Quarter Ended June 30,		For the Six Months Ended June 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost (1)	Cost of sales	$1,176	$435	$2,246	$834
Operating lease cost (1)	Selling, general and administrative expenses	544	427	1,095	868
Finance lease cost
Depreciation expense	Cost of sales	173	—	230	—
Interest expense on lease liabilities	Interest expense, net	89	—	119	—
Total lease cost		$1,982	$862	$3,690	$1,702

(1)	Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended June 30,
Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,627	$1,244
Operating cash flows from finance leases	$119	$—
Financing cash flows from finance leases	$161	$—
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$6,753	$—
Finance leases	$10,339	$—

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	6.19	5.66
Finance leases	14.68	—
Weighted-average discount rate:
Operating leases	3.6%	3.7%
Finance leases	3.5%	—

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Maturity of Lease Liabilities - As of June 30, 2021	Operating Leases	Finance Leases	Total
2021(1)	$2,853	$420	$3,273
2022	5,138	840	5,978
2023	4,539	840	5,379
2024	3,158	861	4,019
2025	2,351	865	3,216
After 2025	7,071	9,273	16,344
Total lease payments	25,110	13,099	38,209
Less: interest	(2,499)	(2,920)	(5,419)
Present value of lease liabilities	$22,611	$10,179	$32,790

(1)	Represents amounts due in 2021 after June 30, 2021

In March 2021, a 15-year finance lease for a new manufacturing and distribution facility in Bristol, Indiana commenced. While the Company has taken possession of the new Bristol facility, construction remains in process as of June 30, 2021 to complete it for its intended use. As described in Note 5, this lease agreement was in connection with the Ameri-Kart Plan, which includes facility consolidation for this business within the Material Handling Segment.

16.  Industry Segments

The Company manages its business under two operating segments, Material Handling and Distribution, consistent with the manner in which the Chief Operating Decision Maker (“CODM”) evaluates performance and makes resource allocation decisions. None of the reportable segments include operating segments that have been aggregated.  These segments contain individual business components that have been combined on the basis of common management, customers, products, production processes and other economic characteristics. The Company accounts for intersegment sales and transfers at cost plus a reasonable margin.

The Material Handling Segment manufactures a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded or blow molded. This segment conducts its primary operations in the United States and Canada. Markets served include industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles and consumer, among others. Products are sold both directly to end-users and through distributors. The acquisition of Elkhart Plastics, described in Note 3, is included in the Material Handling Segment.

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

Total sales from foreign business units were approximately $12.1 million and $9.2 million for the quarters ended June 30, 2021 and 2020, respectively, and $23.1 million and $18.2 million for the six months ended June 30, 2021 and 2020.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Summarized segment detail for the quarters and six months ended June 30, 2021 and 2020 are presented in the following table:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales
Material Handling	$137,227	$80,855	$267,120	$164,931
Distribution	50,156	37,541	94,706	75,736
Inter-company sales	(14)	(2)	(28)	(23)
Total net sales	$187,369	$118,394	$361,798	$240,644

Operating income
Material Handling (3)	$17,902	$15,796	$34,829	$30,963
Distribution (1)	4,214	1,636	5,652	3,486
Corporate (1) (2)	(6,247)	(5,176)	(13,747)	1,105
Total operating income	15,869	12,256	26,734	35,554
Interest expense, net	(999)	(1,194)	(1,994)	(2,263)
Income before income taxes	$14,870	$11,062	$24,740	$33,291

(1)

In the six months ended June 30, 2021, the Company recognized $0.8 million of executive severance, of which $0.5 million was recognized in the Distribution Segment and $0.3 million was recognized in Corporate. This executive severance cost includes $0.5 million of severance and benefits and $0.3 million of charges for acceleration of stock compensation.

(2)	In the six months ended June 30, 2020, the Company recognized in Corporate an $11.9 million gain on the sale of notes receivable as described in Note 4.
(3)	In the quarter and six months ended June 30, 2021, the Company recognized a $1.0 million gain on the sale of a building within the Material Handling Segment as described in Note 5.

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

The Company designs, manufactures, and markets a variety of plastic and rubber products. The Material Handling Segment manufactures a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded or blow molded. The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and under vehicle service on passenger, heavy truck and off-road vehicles, as well as the manufacturing of tire repair and retreading products.

The Company’s results of operations for the quarter and six months ended June 30, 2021 are discussed below.  In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s operations.  Regulatory actions in response to COVID-19 have varied across jurisdictions and have included closure of nonessential businesses. While the effects from the pandemic appear to be improving compared to 2020, the duration and extent of these measures put in place to slow the spread of COVID-19 remain unknown, including possible reimplementation of any measures that have been removed or relaxed. Through the date of this report, most of the Company’s businesses are considered essential because they supply food and agricultural, automotive, healthcare, industrial and consumer end markets.  Accordingly, those businesses have continued to operate.  During 2020, the Company experienced temporary closures of certain facilities as a result of the pandemic, including certain manufacturing facilities in the Material Handling Segment and our Distribution business in Central America, in parts of March and April 2020.  Beyond the impact of these temporary closures, some of our businesses have been and may continue to be affected by the broader economic effects from COVID-19 and related regulatory actions, including customer demand for our products.  The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended June 30, 2021 to the Quarter Ended June 30, 2020

Net Sales:

(dollars in millions)	Quarter Ended June 30,
Segment	2021	2020	Change	% Change
Material Handling	$137,227	$80,855	$56,372	69.7%
Distribution	50,156	37,541	12,615	33.6%
Inter-company sales	(14)	(2)	(12)
Total net sales	$187,369	$118,394	$68,975	58.3%

Net sales for the quarter ended June 30, 2021 were $187.4 million, an increase of $69.0 million or 58.3% compared to the quarter ended June 30, 2020. Net sales increased due to higher volume/mix of $31.3 million and due to $30.9 million of incremental sales from the Elkhart Plastics acquisition in the Material Handling Segment on November 10, 2020. Elkhart Plastics’ historical annual sales are approximately $100 million. Net sales also increased due to higher pricing of $5.6 million and the effect of favorable currency translation of $1.2 million. Beginning in February 2021, the Company began to implement a series of pricing increases across a majority of its portfolio of products in response to rapidly rising raw material costs. The Company expects to see incremental benefits of price as it progresses through the year. Comparisons to 2020 are also affected by the onset of the COVID-19 pandemic in March 2020. The July 30, 2021 acquisition of Trilogy, as described in Note 3, is expected to add approximately $35 million of sales on an annual basis.

Net sales in the Material Handling Segment increased $56.4 million or 69.7% for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. Net sales increased due to higher volume/mix of $19.2 million across all markets and due to $30.9 million of incremental sales due to the Elkhart Plastics acquisition on November 10, 2020. Net sales also increased due to higher pricing of $5.1 million and the effect of favorable currency translation of $1.2 million.

Net sales in the Distribution Segment increased $12.6 million or 33.6% for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, due to higher volume/mix of $12.1 million and higher pricing of $0.5 million.

Cost of Sales & Gross Profit:

	Quarter Ended June 30,
(dollars in millions)	2021	2020	Change	% Change
Cost of sales	$132,375	$75,821	$56,554	74.6%
Gross profit	$54,994	$42,573	$12,421	29.2%
Gross profit as a percentage of sales	29.4%	36.0%

Gross profit increased $12.4 million, or 29.2%, for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, due to increased contribution from higher volume/mix as described under Net Sales above and the Elkhart Plastics acquisition on November 10, 2020. Partially offsetting these contributions were higher raw material costs, primarily resin, which were not fully recovered by pricing actions and led to an unfavorable price-to-cost relationship. As a result, gross profit margin was 29.4% for the quarter ended June 30, 2021 compared with 36.0% for the quarter ended June 30, 2020.

Selling, General and Administrative Expenses:

	Quarter Ended June 30,
(dollars in millions)	2021	2020	Change	% Change
SG&A expenses	$40,121	$30,317	$9,804	32.3%
SG&A expenses as a percentage of sales	21.4%	25.6%

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2021 were $40.1 million, an increase of $9.8 million or 32.3% compared to the same period in the prior year. Increases in SG&A expenses in the second quarter 2021 were primarily due to $4.5 million of incremental SG&A from the November 10, 2020 Elkhart Plastics acquisition and $3.5 million of higher salaries and incentive compensation cost accruals, which were low in the 2020 comparison period because achievement thresholds were not expected to be met due to the COVID-19 pandemic. SG&A expenses also increased due to $1.1 million of higher legal and professional fees, $1.2 million of higher variable selling expenses and other net expense increases of $0.5 million partially offset by lower amortization of $1.0 million.

Gain on Disposal of Fixed Assets:

During the quarter ended June 30, 2021, the Company recognized a gain on disposal of fixed assets of $1.0 million primarily related to the sale and leaseback of a facility as discussed in Note 5.

Net Interest Expense:

	Quarter Ended June 30,
(dollars in millions)	2021	2020	Change	% Change
Net interest expense	$999	$1,194	$(195)	(16.3)%
Average outstanding borrowings, net	$72,469	$78,000	$(5,531)	(7.1)%
Weighted-average borrowing rate	5.13%	6.28%

Net interest expense for the quarter ended June 30, 2021 was $1.0 million, a decrease of $0.2 million, or 16.3%, compared with $1.2 million for the quarter ended June 30, 2020. The lower net interest expense was due to the lower borrowing rate and lower borrowings in the current year.

Income Taxes:

	Quarter Ended June 30,
(dollars in millions)	2021	2020
Income from continuing operations before income taxes	$14,870	$11,062
Income tax expense	$3,795	$2,694
Effective tax rate	25.5%	24.4%

The Company’s effective tax rate was 25.5% for the quarter ended June 30, 2021, compared to 24.4% for the quarter ended June 30, 2020. The increase in the effective tax rate was primarily the result of higher non-deductible expenses.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Net Sales:

(dollars in thousands)	Six Months Ended June 30,
Segment	2021	2020	Change	% Change
Material Handling	$267,120	$164,931	$102,189	62.0%
Distribution	94,706	75,736	18,970	25.0%
Inter-company elimination	(28)	(23)	(5)
Total net sales	$361,798	$240,644	$121,154	50.3%

Net sales for the six months ended June 30, 2021 were $361.8 million, an increase of $121.2 million or 50.3% compared to the six months ended June 30, 2020. Net sales increased due to higher volume/mix of $55.4 million and due to $58.0 million of incremental sales from the Elkhart Plastics acquisition in the Material Handling Segment on November 10, 2020. Elkhart Plastics’ historical annual sales are approximately $100 million. Net sales also increased due to higher pricing of $6.1 million and the effect of favorable currency translation of $1.7 million. Beginning in February 2021, the Company began to implement a series of pricing increases across a majority of its portfolio of products in response to rapidly rising raw material costs. The Company expects to see incremental benefits of price as it progresses through the year. Comparisons to 2020 are also affected by the onset of the COVID-19 pandemic in March 2020. The July 30, 2021 acquisition of Trilogy, as described in Note 3, is expected to add approximately $35 million of sales on an annual basis.

Net sales in the Material Handling Segment increased $102.2 million or 62.0% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Net sales increased due to higher volume/mix of $36.5 million across all markets and due to $58.0 million of incremental sales due to the Elkhart Plastics acquisition on November 10, 2020. Net sales also increased due to higher pricing of $6.0 million and the effect of favorable currency translation of $1.7 million.

Net sales in the Distribution Segment increased $19.0 million or 25.0% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to higher volume/mix of $18.9 million and higher pricing of $0.1 million.

Cost of Sales & Gross Profit:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change	% Change
Cost of sales	$256,391	$155,588	$100,803	64.8%
Gross profit	$105,407	$85,056	$20,351	23.9%
Gross profit as a percentage of sales	29.1%	35.3%

Gross profit increased $20.4 million, or 23.9%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to increased contribution from higher volume/mix as described under Net Sales above and the Elkhart Plastics acquisition on November 10, 2020. Partially offsetting these contributions were higher raw material costs, primarily resin, which were not fully recovered by pricing actions and led to an unfavorable price-to-cost relationship. As a result, gross profit margin was 29.1% for the six months ended June 30, 2021 compared with 35.3% for the six months ended June 30, 2020.

Selling, General and Administrative Expenses:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change	% Change
SG&A expenses	$79,669	$61,433	$18,236	29.7%
SG&A expenses as a percentage of sales	22.0%	25.5%

SG&A expenses for the six months ended June 30, 2021 were $79.7 million, an increase of $18.2 million or 29.7% compared to the same period in the prior year. Increases in SG&A expenses in the first half of 2021 were primarily due to $8.2 million of incremental SG&A from the November 10, 2020 Elkhart Plastics acquisition and $6.6 million of higher salaries and incentive compensation cost accruals, which were low in the 2020 comparison period because achievement thresholds were not expected to be met due to the COVID-19 pandemic. SG&A expenses also increased due to $2.1 million of higher legal and professional fees, $2.0 million of higher variable selling expenses, a $0.8 million charge related to executive severance, inclusive of $0.3 million of stock compensation acceleration, and other net expense increases of $0.4 million partially offset by lower amortization of $1.9 million.

Gain on Disposal of Fixed Assets:

During the six months ended June 30, 2021, the Company recognized a gain on disposal of fixed assets of $1.0 million primarily related to the sale and leaseback of a facility as discussed in Note 5.

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

Net Interest Expense:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change	% Change
Net interest expense	$1,994	$2,263	$(269)	(11.9)%
Average outstanding borrowings, net	$73,148	$78,000	$(4,852)	(6.2)%
Weighted-average borrowing rate	5.23%	6.26%

Net interest expense for the six months ended June 30, 2021 was $2.0 million, a decrease of $0.3 million, or 11.9%, compared with $2.3 million during the six months ended June 30, 2020. The lower net interest expense was due to the lower borrowing rate and lower borrowings in the current year.

Income Taxes:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Income from continuing operations before income taxes	$24,740	$33,291
Income tax expense	$6,360	$8,197
Effective tax rate	25.7%	24.6%

The Company’s effective tax rate was 25.7% for the six months ended June 30, 2021, compared to 24.6% for the six months ended June 30, 2020. The increase in the effective tax rate was primarily the result of higher non-deductible expenses.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At June 30, 2021, the Company had $13.5 million of cash, $224.3 million available under the Loan Agreement and outstanding debt of $68.1 million, including the finance lease liability of $10.2 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to continue to manage through the uncertainty caused by COVID-19. The Company believes that cash on hand, cash flows from operations and available capacity under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Net cash provided by operating activities was $21.3 million for the six months ended June 30, 2021, compared to $11.8 million in the same period in 2020. The increase was primarily due to less cash being used for working capital and higher income, excluding the 2020 non-cash gain on the sale of notes receivable.

Investing Activities

Net cash used by investing activities was $6.6 million for the six months ended June 30, 2021 compared to cash used of $5.1 million for the same period in 2020. In 2021, the Company paid the working capital adjustment of $1.2 million related to the November 10, 2020 acquisition of Elkhart Plastics as discussed in Note 3, and received proceeds from the sale of a facility of $2.8 million as discussed in Note 5. In 2020, the Company paid a working capital adjustment of $0.7 million related to the 2019 acquisition of Tuffy as discussed in Note 3, and received proceeds from the sale of notes receivable of $1.2 million as discussed in Note 4. Capital expenditures were $8.2 million and $5.6 million for the six months ended June 30, 2021 and 2020, respectively. Full year 2021 capital expenditures are expected to be approximately $15 million to $18 million.

Financing Activities

Cash used by financing activities was $29.5 million for the six months ended June 30, 2021 compared to $9.9 million for the same period in 2020. The Company repaid the $40.0 million Senior Unsecured Note that matured in January 2021 with a combination of cash and proceeds under the Loan Agreement (defined below). Net borrowings on the credit facility for the six months ended June 30, 2021 were $19.9 million. Fees paid for the amendment and extension of the Loan Agreement in March 2021 totaled $1.1 million. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $2.4 million. The Company also used cash to pay dividends of $9.8 million and $9.7 million for the six months ended June 30, 2021 and 2020, respectively.

In March 2021, a 15-year finance lease for a new manufacturing and distribution facility in Bristol, Indiana commenced.  While the Company has taken possession of the new Bristol facility, construction remains in process as of June 30, 2021 to complete it for its intended use.  As further described in Note 5, this lease agreement was in connection with a plan for consolidation of the Ameri-Kart rotational molding facilities within the Material Handling Segment. As of June 30, 2021, the balance of the finance lease liability is $10.2 million, of which $0.5 million is classified as current.

The July 30, 2021 acquisition of Trilogy described in Note 3 was funded with proceeds from the Loan Agreement.

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

As of June 30, 2021, $224.3 million was available under the Loan Agreement, after borrowings and $5.8 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 11. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.

At June 30, 2021, $38 million face value of Senior Unsecured Notes are outstanding. The series of notes range in face value from $11 million to $15 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually As described in Note 12, $26.0 million of the Senior Unsecured Notes mature on January 15, 2024 and $12.0 million mature on January 15, 2026.

As of June 30, 2021, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended June 30, 2021 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	16.79
Leverage Ratio	3.25 to 1 (maximum)	0.99

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Loan Agreement bear interest at the LIBOR, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond June 2023. The Company does not anticipate a significant impact to its financial position as a result of this action given its current mix of fixed- and variable-rate debt. Based on current debt levels at June 30, 2021, if market interest rates increase one percent, the Company’s variable interest expense would increase approximately $0.2 million annually.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At June 30, 2021, the Company had no foreign currency arrangements or contracts in place.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

On November 10, 2020, the Company acquired the assets of Elkhart Plastics. As permitted by SEC rules and regulations, the scope of management’s evaluation of internal control over financial reporting as of June 30, 2021 did not include an evaluation of the internal control over financial reporting of Elkhart Plastics. However, we are extending our oversight and monitoring processes that support our review of internal control over financial reporting to include Elkhart Plastic’s operations.

During the six months ended June 30, 2021, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)The following table presents information regarding the Company’s stock repurchase plan during the quarter ended June 30, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
4/1/2021 to 4/30/2021	—	$—	5,547,665	2,452,335
5/1/2021 to 5/31/2021	—	—	5,547,665	2,452,335
6/1/2021 to 6/30/2021	—	—	5,547,665	2,452,335

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

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

August 5, 2021	/s/ Sonal P. Robinson
Sonal P. Robinson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)