Form 10-K
period 2021-12-31
MYERS INDUSTRIES INC
filed 2022-03-10
CIK 69488

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2021: $516,870,564

Indicate the number of shares outstanding of registrant’s common stock as of March 4, 2022: 36,276,556 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company is a leader in the manufacturing of plastic reusable material handling containers and pallets, and plastic fuel tanks as well as the largest distributor of tools, equipment and supplies for the tire, wheel and under-vehicle service industry in the United States. Our plastic bulk containers replace single-use packaging, reducing waste and improving sustainability.

As of December 31, 2021, the Company operated seventeen manufacturing facilities, three sales offices, five distribution centers and three distribution branches located throughout North and Central America; and has approximately 2,725 employees.

Serving customers around the world, Myers Industries’ brands provide sustainable solutions to a wide variety of customers in diverse niche markets. Myers Industries’ diverse products and solutions help customers to improve shop productivity with point of use inventory, to store and transport products more safely and efficiently, to improve sustainability through reuse, to lower overall material handling costs, to improve ergonomics for their labor force, to eliminate waste and to ultimately increase profitability.

The Company’s business strategy is focused on transforming its Material Handling Segment into a high-growth, customer-centric innovator of engineered plastic solutions while continuing to optimize and grow its Distribution Segment. Myers Industries’ long-term plan is comprised of three, three-year horizons, each outlining specific actions to drive profitable revenue growth. Actions during the first horizon are focused on four strategic pillars:

•
driving organic growth through sales and commercial excellence, innovation and e-commerce;
•
operational excellence through initiatives in purchasing, pricing and selling, general and administrative (“SG&A”) expense optimization;
•
complementing organic growth through bolt on acquisitions that can expand opportunities in current and adjacent markets; and
•
developing a high-performance mindset and culture.

Description of Business

The Company conducts its business activities in two distinct business segments, Material Handling and Distribution, consistent with the manner in which the Company’s Chief Operating Decision Maker evaluates performance and makes resource allocation decisions.

The Material Handling Segment manufactures a broad selection of durable plastic reusable containers that are used repeatedly during the course of their service life. At the end of their service life, these highly sustainable products can be recovered, recycled, and reprocessed into new products. The Material Handling Segment’s products include pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded or blow molded. The Material Handling Segment conducts operations in the United States and Canada. The Material Handling Segment serves a wide variety of markets, including industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer markets, among others. Products are sold both directly to end-users and through distributors.

The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and under-vehicle service on passenger, heavy truck and off-road vehicles and the manufacturing of tire repair materials and custom rubber products. The Distribution Segment also manufactures and sells permanent and temporary reflective highway marking tape. The Distribution Segment operates domestically through its sales offices and five regional distribution centers in the United States, and in certain foreign countries through export sales as well as branch operations principally in Central America. The Distribution Segment serves retail and truck tire dealers, commercial auto and truck fleets, truck stop operations, auto dealers, general service and repair centers, tire re-treaders, and government agencies.

On July 30, 2021, the Company acquired the assets of Trilogy Plastics, Inc. (“Trilogy”), a manufacturer of custom products for the industrial, consumer, lawn and garden, heavy truck, medical and other markets, which is included in the Company’s Material Handling Segment. Trilogy’s annual sales were approximately $35 million at the time of the acquisition.

On November 10, 2020, the Company acquired the assets of Elkhart Plastics, Inc. (“Elkhart Plastics”), a manufacturer of engineered products for the recreational vehicle, marine, agricultural, construction, truck and other industries, which is included in the Company’s Material Handling Segment. Elkhart Plastics’ annual sales were approximately $100 million at the time of the acquisition.

On August 26, 2019, the Company acquired the assets of Tuffy Manufacturing Industries, Inc. (“Tuffy”), a warehouse distributor of tire repair equipment and supplies, which is included in the Company’s Distribution Segment. Tuffy’s annual sales were approximately $20 million at the time of the acquisition.

In December 2017, the Company completed the sale of its subsidiaries Myers do Brasil Embalagens Plasticas Ltda. and Plasticos Novel do Nordeste Ltda. (collectively, the “Brazil Business”) to allow the Company to focus resources on its core businesses and additional growth opportunities. The results of the Brazil Business are classified as discontinued operations under Item 8 of this report.

In 2015, the Company completed the sale of its Lawn and Garden business to an entity controlled by Wingate Partners V, L.P. (“L&G Buyer”), which is now named HC Companies, Inc. (“HC”). The results for the Lawn and Garden business are also classified as discontinued operations in the Consolidated Statements of Operations under Item 8 of this report; however, certain matters related to financing and lease guarantees provided by the Company in the transaction are included as part of continuing operations. Refer to Note 6 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The following table summarizes the key attributes of the business segments for the year ended December 31, 2021:

Material Handling Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$564.1	•	Plastic Reusable Containers &	•	Akro-Mils®	•	Plastic Rotational Molding	•	Agriculture
74%		Pallets	•	Jamco®	•	Plastic Injection Molding	•	Automotive
	•	Plastic Storage &	•	Buckhorn®	•	Structural Foam Molding	•	Food Processing
		Organizational Products	•	Ameri-Kart®	•	Plastic Blow Molding	•	Food Distribution
	•	Plastic and Metal Carts	•	Scepter®	•	Material Regrind & Recycling	•	Healthcare
	•	Metal Cabinets	•	Elkhart Plastics™	•	Product Design	•	Industrial
	•	Custom Products	•	Trilogy Plastics	•	Prototyping	•	Manufacturing
					•	Product Testing	•	Retail Distribution
					•	Material Formulation	•	Wholesale Distribution
					•	Plastic Thermoforming	•	Consumer
					•	Infrared Welding	•	Recreational Vehicle
					•	Metal Forming	•	Marine
					•	Stainless Steel Forming	•	Military
					•	Powder Coating	•	Custom

Distribution Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$197.4	•	Tire Valves & Accessories	•	Myers Tire Supply®	•	Broad Sales Coverage	•	Retail Tire Dealers
26%	•	Tire Changing &	•	Myers Tire Supply	•	Local Sales	•	Truck Tire Dealers
		Balancing Equipment		International	•	Five Strategically Placed	•	Auto Dealers
	•	Lifts & Alignment Equipment	•	Patch Rubber Company®		Distribution Centers	•	Commercial Auto & Truck
	•	Service Equipment	•	Elrick	•	International Distribution		Fleets
	•	Hand Tools	•	Fleetline	•	Personalized Service	•	General Repair & Services
	•	Tire Repair & Retread	•	MTS	•	National Accounts		Facilities
		Equipment & Supplies	•	Phoenix	•	Product Training	•	Tire Re-treaders
	•	Brake, Transmission & Allied	•	Seymoure	•	Repair/Service Training	•	Tire Repair
		Service Equipment & Supplies	•	Tuffy	•	New Products/Services	•	Governmental Agencies
	•	Highway Markings	•	Advance Traffic Markings		“Speed to Market”	•	Telecommunications
	•	Industrial Rubber	•	MXP™	•	Rubber Mixing	•	Industrial
	•	General Shop Supplies			•	Rubber Compounding	•	Road Construction
	•	Tire Pressure Monitoring System			•	Rubber Calendaring	•	Mining
					•	Tiered Product Offerings	•	Truck Stop Operations

Segments Overview

Material Handling Segment

The Material Handling Segment manufactures highly engineered polymer packaging containers, storage and safety products, and specialty molded parts. The brands within this segment include Buckhorn®, Akro-Mils®, Jamco®, Ameri-Kart®, Elkhart Plastics™, Trilogy Plastics and Scepter®.

Buckhorn’s reusable containers and pallets are used in closed-loop supply chain systems to help customers improve product protection, increase handling efficiencies, reduce freight costs and eliminate solid waste and disposal costs. Buckhorn offers products to replace costly single use cardboard boxes, wooden pallets, and steel containers. Buckhorn has a broad product line that includes injection-molded and structural foam-molded constructions. Buckhorn’s product lines include hand-held containers used for inventory control, order management and transportation of retail goods; collapsible and fixed-wall bulk transport containers for light and heavy-duty tasks; intermediate bulk containers for the storage and transport of food, liquid, powder, and granular products; plastic pallets; and specialty boxes designed for storage of items such as seed. Buckhorn also produces a wide variety of specialty products for niche applications and custom products designed according to exact customer specifications.

Akro-Mils material handling products provide customers everything they need to store, organize and transport a wide range of goods while increasing overall productivity and profitability. Serving industrial, commercial and consumer markets, Akro-Mils products range from AkroBins® — the industry’s leading small parts bins — to Super-Size AkroBins, metal panel and bin hanging systems, metal and plastic storage cabinet and bin systems, wire shelving systems, plastic and metal transport carts and a wide variety of custom storage and transport products. Akro-Mils products deliver storage and organization solutions in a wide variety of applications, from creating assembly line workstations to organizing medical supplies and retail displays. Emphasis is placed on product bundling and customizing systems to create specific storage and organization configurations for customers’ operations.

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

Ameri-Kart is an industry leading rotational molder of water, fuel and waste handling tanks, plastic trim and interior parts used in the production of seat components, consoles, and other applications throughout the recreational vehicle, marine, and industrial markets. Ameri-Kart also thermoforms certain parts for the recreational vehicle and other industries. In addition to standard marine parts, Ameri-Kart is well respected within the marine market for its patented Enviro-Fill® overfill prevention system (“OPS”) technology and is the industry’s only turnkey provider of an integrated, Environmental Protection Agency (“EPA”)-compliant marine fuel tank and patented Enviro-Fill diurnal system.

Elkhart Plastics, which was acquired in November 2020, is another industry leading manufacturer of rotationally molded water, fuel and waste handling tanks, plastic trim and parts used in recreational vehicle, marine, agriculture, commercial construction equipment, heavy truck equipment, material handling and more. Custom plastics are manufactured in lengths up to 160 inches in a variety of shapes and thicknesses.

Trilogy Plastics, acquired in July 2021, is a world-class custom rotational molder specializing in high quality, high tolerance parts and assemblies. Trilogy manufactures custom products for the industrial, consumer, lawn and garden, heavy truck, medical and other markets.

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

Distribution Segment

The Distribution Segment includes the Myers Tire Supply®, Myers Tire Supply International, Tuffy Manufacturing and Patch Rubber Company® brands. Within the Distribution Segment the Company sources and manufactures top of the line products for the tire, wheel and under-vehicle service industry.

Myers Tire Supply is the largest U.S. distributor and single source for tire, wheel and under-vehicle service tools, equipment and supplies. The Company buys and sells over 25,000 unique items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, truck stop operations, auto dealerships, tire re-treaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their businesses. Myers Tire Supply International further distributes these product offerings in Central America, through its branch offices, and to other foreign countries, through its U.S. export business.

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

Raw Materials & Suppliers

The Company purchases substantially all of its raw materials from a wide range of third-party suppliers. These materials are primarily polyethylene, polypropylene, and polystyrene plastic resins and steel, all used within the Material Handling Segment, as well as synthetic and natural rubber. Most raw materials are commodity products and are available from several domestic suppliers. We believe that the loss of any one supplier or group of suppliers would not have a material adverse effect on our business, although there are limited suppliers of certain grades of plastic resins, where the market supply can be temporarily disrupted by an unanticipated loss of capacity from any one such supplier. Additionally, certain components of the Company's products are manufactured through supply arrangements using proprietary molds owned by the Company, and unanticipated loss of one of these suppliers could temporarily disrupt a product line.

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

Competition in our Distribution Segment is generally comprised of small companies, regional distributors and national auto parts chains where product offerings may overlap. Within the overall tire, wheel and under-vehicle service market, Myers Industries is the largest U.S. distributor of tools, equipment and supplies offered based on national coverage.

Customer Dependence

In 2021, 2020 and 2019, there were no customers that accounted for more than ten percent of total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Human Capital Management

Myers employees are located throughout North and Central America. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. The Company employed approximately 2,725 people globally in both a full-time and part-time capacity as of December 31, 2021. Of these, approximately 2,150 were employed in the Company’s Material Handling Segment while the Distribution Segment employed approximately 475. The Company had approximately 100 Corporate employees. As of December 31, 2021, the Company had approximately 130 employees represented by a labor union. The collective bargaining agreement between us and the labor union expires June 2022. Myers expects to negotiate extension or renewal of the union agreement and considers its relationships with its employees and union to be in good standing. The Myers employee base provides the foundation for our Company’s success.

Our employees are responsible for upholding our core values:

•
Integrity: Our word is our bond; we do what we say we are going to do.
•
Optimism: We work with the assumption that people are fair, honest and have good intent.
•
Customer Focus: We strive to deliver the right product, at the right time, every time.
•
Can-do Spirit: We will always find a way...we have a can-do spirit. We will deliver. For our employees, our customers, our communities, our shareholders.

Additionally, Myers and its employees are committed to working safely and collaboratively, conducting all aspects of business with the highest standards of integrity, leveraging processes and procedures to drive continuous improvement, empowering individuals and teams across the Company, embracing change as we embark on our One Myers strategic vision, attracting and developing diverse talent, and demonstrating servant leadership to drive improvements in the communities where we live and operate.

Health and Safety

The health, safety, and well-being of our employees is very important to us. The Company has developed a health and safety program that focuses on implementing policies and training programs to ensure all employees can expect workplace safety. The Company’s health and safety strategies are consistently reviewed and updated as changes occur and key metrics are discussed in our Corporate Safety Committee meetings. The results of these critical safety statistics and metrics are distributed internally. Safety awareness and employee engagement programs have been implemented at the Company’s facilities and are a critical consideration in our town hall meetings.

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

Backlog

The backlog of orders for our operations is estimated to have been approximately $109 million at December 31, 2021 and approximately $39 million at December 31, 2020. Generally, our lead time between customer order and product delivery is less than 90 days, and thus our estimated backlog is substantially expected to be delivered within the succeeding three months. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

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

First identified in December 2019, a strain of coronavirus (“COVID-19”) became a global pandemic and has spread rapidly to other areas of the world, including our primary markets. Regulatory actions in response to COVID-19 have varied across jurisdictions and have included closure of nonessential businesses. While the effects from the pandemic appear to have improved compared to 2020, the duration and extent of these measures put in place to slow the spread of COVID-19 remain unknown, including possible reimplementation of any measures that have been removed or relaxed. Through the date of this report, most of the Company’s businesses are considered essential because they supply food and agricultural, automotive, healthcare, industrial and consumer end markets. Accordingly, those businesses have continued to operate, other than temporary closures in March and April 2020 of certain manufacturing facilities in the Material Handling Segment and our Distribution business in Central America. Beyond the impact of these temporary closures, some of our businesses have been and may continue to be affected by the broader economic effects from COVID-19 and related regulatory actions, including customer demand for our products, supply chain disruptions and labor availability. While we have so far been able to source required materials and products at reasonable cost, the pandemic may affect our supply chain in ways that are beyond our control. We may also incur costs or experience further disruption to comply with new or changing regulations in response to the pandemic.

The overall magnitude of the COVID-19 pandemic, including the extent of its direct and indirect impact on our business, financial position, results of operations or liquidity continues to be inherently uncertain. Further, the ultimate impact of the COVID-19 pandemic depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the COVID-19 pandemic; the outbreak duration and severity of new variants of COVID-19; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; the availability, distribution, effectiveness and community acceptance of vaccines; and the pace of economic recovery, particularly in our end markets, when the COVID-19 pandemic subsides.

Risks Relating to Our Business and Operations

Significant increase in the cost of raw materials or disruption in the availability of raw materials could adversely affect our financial performance.

Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices. Our primary raw materials include plastic resins, colorants, steel and natural and synthetic rubbers. Plastic resins in particular are subject to substantial short-term price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced, as well as other factors such as production interruption created by extreme weather conditions. Over the past several years, we have at times experienced rapidly increasing resin prices. The Company’s revenue and profitability may be materially and adversely affected by these price fluctuations.

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

Raw material availability is subject to the risk of our suppliers’ ability to supply products to us, which could be affected by the suppliers’ ability to obtain raw materials due to material or labor shortages or labor disputes or strikes. Changes in raw material availability may also occur due to events beyond our control, including natural disasters such as floods, tornadoes, hurricanes and other extreme weather conditions, such as the severe winter storm and freezing conditions in and near Texas in February 2021. Our specific molding technologies and/or product specifications can limit our ability to timely locate alternative suppliers to produce certain products. This can occur when there are limited suppliers of certain grades of plastic resins, where the market supply can be temporarily disrupted by an unanticipated loss of capacity from any one such supplier.

In some instances, we rely on a limited number of key suppliers to manufacture custom made components for certain of our products using proprietary molds that we own. We have not and do not expect disruption from these key suppliers, and our sourcing team has taken measures to mitigate this risk. However, if suppliers of these custom made components are unable to meet our requirements, fail to make shipments in a timely manner, or ship defective components, we could experience a shortage or delay in supply or fail to meet our customers' demand, which could adversely affect our financial condition and results of operations.

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

Both of our segments participate in markets that are highly competitive. We compete primarily on the basis of product quality and performance, value, and supply chain competency. Our competitive success also depends on our ability to maintain strong brands, customer relationships and the belief that customers will need our solutions to meet their growth requirements. The development and maintenance of such brands require continuous investment in brand building, marketing initiatives and advertising. The competition that we face in all of our markets — which varies depending on the particular business segment, product lines and customers — may prevent us from achieving sales, product pricing and income goals, which could affect our financial condition and results of operations.

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

Additionally, we depend on skilled labor in the manufacturing of our products. High demand for skilled manufacturing labor in the United States has resulted in difficulty hiring, training, and retaining labor in a tightening labor market. Difficulties in securing skilled labor can result in increased hiring and training costs, increased overtime to meet demand, and increased wage rates to attract and retain workers, and lower manufacturing efficiency due to fewer and less experienced workers which could adversely affect our business or our ability to meet customer demand.

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

In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets and employ various methods, including confidentiality agreements with employees and consultants, to protect our know-how and trade secrets. However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Additionally, in the future we may license patents, trademarks, trade secrets and similar proprietary rights to third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights and, if not successful, we may not be able to protect the value of our intellectual property. We have been, and may in the future be, subject to claims asserting the infringement of the intellectual property rights of third parties seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

Our business operations could be adversely affected if we lose key employees or members of our senior management team.

Our success depends to a significant degree upon the continued contributions of our key employees and senior management team. Our senior management team has extensive marketing, sales, manufacturing, finance and engineering experience, which we believe is instrumental to our continued success. Our future success will depend, in part, on our ability to attract and retain qualified personnel who have experience in the application of our products and are knowledgeable about our business, markets and products. We cannot assure that we will be able to retain our existing senior management personnel or other key employees or attract additional qualified personnel when needed, and we may modify our management structure from time to time or reduce our overall workforce, which may create marketing, operational and other business risks. The loss of key employees or executive officers in the future could adversely impact our business and operations, including our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.

Risks Relating to the Execution of Our Strategy

Our strategic growth initiatives have inherent risks and may not achieve anticipated benefits.

Our growth initiatives include:

•
Organic growth driven by strong brands and new product innovation;
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

We may not realize the improved operating results that we anticipate from past acquisitions, including Trilogy, or from acquisitions we may make in the future, and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

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

Risks Relating to Economic Conditions and Currency Exchange Rates

Our results of operations and financial condition could be adversely affected by a downturn or inflationary conditions in the United States economy or global markets.

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

Inflationary economic conditions in North America and the other regions in which we operate could adversely impact the cost of labor, and commodity and other raw material prices. Market conditions may limit our ability to raise selling prices to offset increased costs and prices caused by inflation. To the extent we are not able to offset increased costs and prices caused by inflation we may not be able to maintain current margins and operating results.

We derive a portion of our revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Central America. For the year ended December 31, 2021, international net sales accounted for approximately 6% of our total net sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Equity Ownership Concentration

Based solely on the Schedule 13D/A filed on April 6, 2021, by Mario J. Gabelli, Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Teton Advisors, Inc., Gabelli Foundation, Inc., GGCP, Inc., GAMCO Investors, Inc., Associated Capital Group, Inc. and Gabelli & Company Investment Advisors, Inc., (collectively, the “Gamco Group”), for which the Company disclaims any responsibility for accuracy, the Gamco Group beneficially owned 5,671,317 shares of our common stock, which represented approximately 15.6% of the 36,262,259 shares outstanding at December 31, 2021.

Based solely on the Schedule 13G/A filed on January 27, 2022, by Blackrock, Inc., (“Blackrock”), for which the Company disclaims any responsibility for accuracy, Blackrock beneficially owned 5,736,819 shares of our common stock, which represented approximately 15.8% of the 36,262,259 shares outstanding at December 31, 2021.

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

Changes in privacy laws, regulations and standards may negatively impact our business.

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

As more fully described in Note 11 to the consolidated financial statements, we are a potentially responsible party (“PRP”) in an environmental proceeding and remediation matter in which substantial amounts may be involved. It is possible that adjustments to reserved expenses will be necessary as new information is obtained, including after EPA approval of the work plan for the remedial investigation and feasibility study (“RI/FS”), which is anticipated to occur in 2022. Estimates of the Company’s liability are based on current facts, laws, regulations and technology. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA, the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation, and the availability of insurance coverage for these expenses. At this time, we have not accrued for such remediation costs as we are unable to estimate the liability at this time. Additionally, we are party to a consent decree regarding another location pursuant to which we are required to contribute to the costs of the remediation project.

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

Unforeseen events, including natural disasters, unusual or severe weather events and patterns, public health crises, geopolitical crises, and other catastrophic events may negatively impact our economic condition.

Future events may occur that would adversely affect our business. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, a material adverse change in our relationship with significant customers, natural disasters, unusual or severe weather events or patterns, public health crises, geopolitical, or other catastrophic events beyond our control. Any of these events may adversely affect our financial condition and results of operations, whether by disrupting our operations or critical systems, adversely affecting the facilities of our suppliers, or other third-party providers, or customers. Moreover, these types of events could negatively impact customer spending or trends in our end markets in impacted regions or depending upon the severity, globally, which could adversely impact our operating results.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table sets forth certain information with respect to properties owned by the Company as of December 31, 2021:

	Distribution
Location	Approximate Floor Space (Square Feet)	Approximate Land Area (Acres)	Use
Akron, Ohio	129,000	8	Headquarters and distribution center
Akron, Ohio	67,000	5	Administration and warehousing

	Manufacturing
Miami, Oklahoma	330,000	16	Manufacturing and distribution
Springfield, Missouri	227,000	19	Manufacturing and distribution
Wadsworth, Ohio	197,000	23	Manufacturing and distribution
Roanoke Rapids, North Carolina	172,000	20	Manufacturing and distribution
Scarborough, Ontario	170,000	8	Manufacturing and distribution

The following table sets forth certain information with respect to facilities leased by the Company as of December 31, 2021:

	Manufacturing & Distribution
Location	Approximate Floor Space (Square Feet)	Expiration Date of Lease	Use
Bristol, Indiana	233,000	February 2036	Manufacturing and distribution
Atlantic, Iowa	215,000	October 2023	Manufacturing and distribution
Middlebury, Indiana	212,000	March 2024	Manufacturing and distribution
Bristol, Indiana	165,000	April 2026	Manufacturing and distribution
Ridgefield, Washington	142,000	October 2029	Manufacturing and distribution
Alliance, Ohio	134,000	August 2032	Manufacturing and distribution
South Beloit, Illinois	120,000	September 2031	Manufacturing and distribution
Alliance, Ohio	106,000	August 2032	Manufacturing and distribution
South Bend, Indiana	102,000	August 2022	Manufacturing and distribution
Elkhart, Indiana	95,000	Month to Month	Manufacturing and distribution
Littleton, Colorado	95,000	December 2024	Manufacturing and distribution
Southaven, Mississippi	56,000	September 2023	Distribution center
Cuyahoga Falls, Ohio	45,000	August 2022	Distribution center
Louisville, Ohio	43,000	July 2022	Warehousing
Salt Lake City, Utah	30,000	October 2023	Distribution center
Springfield, Missouri	25,000	January 2023	Warehousing
Pomona, California	18,000	February 2028	Sales and distribution center
Milford, Ohio	12,000	December 2023	Administration and sales
Midland, Michigan	10,000	July 2026	Administration
White Pigeon, Michigan	7,000	August 2025	Manufacturing and distribution

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

For information relating to the New Idria Mercury Mine EPA matter, the New Almaden Mine environmental matter, and the Scepter patent infringement litigation matter, see Note 11, Contingencies, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information concerning the executive officers of the Registrant as of March 4, 2022. Executive officers are appointed annually by the Board of Directors.

Name	Age	Title
Michael P. McGaugh	48	President and Chief Executive Officer
Sonal P. Robinson	53	Executive Vice President and Chief Financial Officer
Jeffrey J. Baker	59	Vice President, Shared Services
James H. Gurnee	64	Vice President, Sales, Marketing, and Commercial Excellence
Paul A. Johnson	57	Vice President, Distribution Segment

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

Ms. Robinson, Executive Vice President and Chief Financial Officer, was appointed to her position effective March 15, 2021. Previously, she served as Executive Vice President, Finance since joining the Company on February 1, 2021. Prior to that, Ms. Robinson served as Vice President and Treasurer of The J.M. Smucker Company (“Smucker”). Ms. Robinson also served in other various roles during her 27-year tenure at Smucker including Vice President, Finance for the U.S. Retail Coffee segment and Vice President, Investor Relations.

Mr. Baker, Vice President, Shared Services, was appointed to his current position effective November 29, 2021. Previously, he served as Vice President, Purchasing and Supply Chain since joining the Company on September 1, 2020. Prior to that, Mr. Baker spent 34 years at The Dow Chemical Company serving in various roles, including most recently as Associate Director Logistics Purchasing.

Mr. Gurnee, Vice President, Sales, Marketing, and Commercial Excellence, was appointed to his position on August 17, 2020. Prior to joining the Company, he spent 37 years with The Dow Chemical Company in multiple sales and marketing roles. Most recently, he served as the Global Innovation Discipline Director.

Mr. Johnson, Vice President, Distribution Segment, was appointed to his position on March 15, 2021. Prior to joining the Company, he served as President of International Brake Industries and has held various sales, finance and leadership positions at General Motors, Federal-Mogul Corporation and NTN Corporation. He started his career as an engineer with Boeing Commercial Airplanes.

PART II

ITEM 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol MYE. The number of shareholders of record at December 31, 2021 was 899. Dividends for the last two years were:

Quarter Ended	2021	2020
March 31	$0.135	$0.135
June 30	0.135	0.135
September 30	0.135	0.135
December 31	0.135	0.135

Purchases of equity securities by the issuer

The following table presents information regarding the Company’s stock repurchase plan during the three months ended December 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/2021 to 10/31/2021	—	$—	5,547,665	2,452,335
11/1/2021 to 11/30/2021	—	—	5,547,665	2,452,335
12/1/2021 to 12/31/2021	—	—	5,547,665	2,452,335

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

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2021

The chart below compares the Company’s cumulative total shareholder return for the five years ended December 31, 2021, to that of the Standard & Poor’s 500 Index – Total Return and the Russell 2000 Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100 on December 31, 2016.

	2016	2017	2018	2019	2020	2021
Myers Industries Inc.
Annual Return %		40.72	(20.39)	13.84	29.33	(1.11)
Cum $	100.00	140.72	112.03	127.54	164.94	163.11
S&P 500 Index - Total Return
Annual Return %		21.83	(4.38)	31.49	18.40	28.71
Cum $	100.00	121.83	116.49	153.17	181.35	233.41
Russell 2000 Index
Annual Return %		14.65	(11.01)	25.52	19.96	14.82
Cum $	100.00	114.65	102.02	128.06	153.62	176.39

NOTE: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

NOTE: Index Data: Copyright Russell Investments. Used with permission. All rights reserved.

ITEM 6. Reserved

Not applicable.

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

The Company’s results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 are discussed below. However, the Company’s past results of operations may not reflect its future operating trends. In March 2020, the COVID-19 pandemic began to affect the U.S. economy and has created additional uncertainty for the Company’s operations. Regulatory actions in response to COVID-19 have varied across jurisdictions and have at times included temporary closure of nonessential businesses. While the effects from the pandemic appear to have improved compared to 2020, the duration and extent of these measures put in place to slow the spread of COVID-19 remain unknown, including possible reimplementation of any measures that have been removed or relaxed. Through the date of this report, most of the Company’s businesses are considered essential because they supply food and agricultural, automotive, healthcare, industrial and consumer end markets. Accordingly, those businesses have continued to operate, other than temporary closures in March and April 2020 of certain manufacturing facilities in the Material Handling Segment and our Distribution business in Central America. Beyond the impact of these temporary closures, some of our businesses have been and may continue to be affected by the broader economic effects from COVID-19 and related regulatory actions, including customer demand for our products, supply chain disruptions and labor availability. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations: 2021 Compared with 2020

Net Sales:

(dollars in thousands)	Year Ended December 31,
Segment	2021	2020	Change	% Change
Material Handling	$564,068	$343,884	$220,184	64.0%
Distribution	197,427	166,544	30,883	18.5%
Inter-company elimination	(60)	(59)	(1)
Total net sales	$761,435	$510,369	$251,066	49.2%

Net sales for the year ended December 31, 2021 were $761.4 million, an increase of $251.1 million or 49.2% compared to the prior year. Net sales increased due to $122.2 million of incremental sales from acquisitions, Trilogy on July 30, 2021 and Elkhart Plastics on November 10, 2020, both in the Material Handling Segment. Trilogy’s annual sales were approximately $35 million and Elkhart Plastics’ historical annual sales were approximately $100 million. Net sales also increased due to higher volume/mix of $73.4 million, higher pricing of $52.8 million and the effect of favorable currency translation of $2.7 million. Beginning in February 2021, the Company began to implement a series of pricing increases across a majority of its portfolio of products in response to rapidly rising raw material costs. Comparisons to 2020 are also affected by the onset of the COVID-19 pandemic in March 2020.

Net sales in the Material Handling Segment increased $220.2 million or 64.0% for the year ended December 31, 2021 compared to the prior year. Net sales increased due to $122.2 million of incremental sales from acquisitions, Trilogy on July 30, 2021 and Elkhart Plastics on November 10, 2020. Net sales also increased due to higher volume/mix of $48.3 million across all markets, higher pricing of $47.0 million and the effect of favorable currency translation of $2.7 million.

Net sales in the Distribution Segment increased $30.9 million or 18.5% in the year ended December 31, 2021 compared to the prior year, due to higher volume/mix of $25.1 million and higher pricing of $5.8 million.

Cost of Sales & Gross Profit:

	Year Ended December 31,
(dollars in thousands)	2021	2020	Change	% Change
Cost of sales	$550,014	$338,409	$211,605	62.5%
Gross profit	$211,421	$171,960	$39,461	22.9%
Gross profit as a percentage of sales	27.8%	33.7%

Gross profit increased $39.5 million, or 22.9%, for the year ended December 31, 2021 compared to the prior year due to increased contribution from higher pricing and volume/mix as described under Net Sales above and the acquisitions of Trilogy on July 30, 2021 and Elkhart Plastics on November 10, 2020. Partially offsetting these contributions were higher raw material costs, including a $2.0 million incremental charge to increase the LIFO inventory reserve, and increased labor costs, which were not fully recovered by pricing actions and led to an unfavorable price-to-cost relationship. Gross profit margin declined to 27.8% for the year ended December 31, 2021 compared to 33.7% for the same period in 2020 as a result of the unfavorable price-to-cost relationship, higher labor and other manufacturing costs and an unfavorable sales mix.

As discussed in Note 8 to the consolidated financial statements, the Company has implemented restructuring programs. In the Material Handling Segment, the Ameri-Kart Plan involves consolidation of manufacturing facilities and is expected to be substantially completed in the first half of 2022. The Company incurred $0.9 million of restructuring charges during the year ended December 31, 2021 related to the Ameri-Kart Plan. No restructuring costs were incurred during the year ended December 31, 2020. As previously announced, the Company expects annualized benefits of approximately $1.5 million upon completion.

Selling, General and Administrative Expenses:

	Year Ended December 31,
(dollars in thousands)	2021	2020	Change	% Change
SG&A expenses	$163,502	$130,331	$33,171	25.5%
SG&A expenses as a percentage of sales	21.5%	25.5%

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2021 were $163.5 million, an increase of $33.2 million or 25.5% compared to the prior year. Increases in SG&A expenses in 2021 were primarily due to $15.8 million of incremental SG&A from the acquisitions of Trilogy on July 30, 2021 and Elkhart Plastics on November 10, 2020, and $11.3 million of higher salaries, benefits, incentive compensation and commissions. SG&A expenses also increased due to $2.1 million of higher legal and professional fees and $1.7 million of higher freight.

Gain of Disposal of Fixed Assets:

During the year ended December 31, 2021, the Company recognized gains on disposal of fixed assets of $1.4 million primarily related to the sale and leaseback of a facility as discussed in Note 8 to the consolidated financial statements.

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

Net Interest Expense:

	Year Ended December 31,
(dollars in thousands)	2021	2020	Change	% Change
Net interest expense	$4,208	$4,688	$(480)	(10.2)%
Average outstanding borrowings, net	$87,410	$78,000	$9,410	12.1%
Weighted-average borrowing rate	4.56%	6.28%

Net interest expense for the year ended December 31, 2021 was $4.2 million compared to $4.7 million during 2020. The lower net interest expense was due to the lower borrowing rate in the current year.

Income Taxes:

	Year Ended December 31,
(dollars in thousands)	2021	2020
Income from continuing operations before income taxes	$45,093	$48,862
Income tax expense	$11,555	$12,093
Effective tax rate	25.6%	24.7%

The effective tax rate was 25.6% for the year ended December 31, 2021 compared to 24.7% in the prior year. The increase in the effective tax rate was primarily the result of a higher foreign rate differential in 2021 from the GILTI tax and from the benefit recognized in 2020 for a previously unrecognized tax benefit due to a lapse in the related statute of limitations.

Financial Condition & Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At December 31, 2021, the Company had $17.7 million of cash, $191.2 million available under the Loan Agreement and outstanding debt with face value of $100.9 million, including the finance lease liability of $9.9 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and uncertainty caused by COVID-19 and potential macroeconomic effects stemming from the current geopolitical climate. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Cash provided by operating activities from continuing operations was $44.9 million and $46.5 million for the years ended December 31, 2021 and 2020, respectively. The decrease in cash provided by continuing operations of $1.6 million during the year ended December 31, 2021 compared to 2020 was primarily due to higher working capital driven by increases in accounts receivable and inventory.

Investing Activities

Net cash used by investing activities of continuing operations was $50.3 million for the year ended December 31, 2021 compared to cash used of $75.6 million for the year ended December 31, 2020. In 2021, the Company paid $34.5 million to acquire Trilogy and the working capital adjustment of $1.2 million related to the November 10, 2020 acquisition of Elkhart Plastics as discussed in Note 3 to the consolidated financial statements, and received proceeds from the sale of a facility of $2.8 million as discussed in Note 8 to the consolidated financial statements. In 2020, the Company paid $62.6 million to acquire Elkhart Plastics and a working capital adjustment of $0.7 million related to the 2019 acquisition of Tuffy as discussed in Note 3 to the consolidated financial statements, and received proceeds from the sale of notes receivable of $1.2 million as discussed in Note 6 to the consolidated financial statements. Capital expenditures were $17.9 million and $13.4 million for the years ended December 31, 2021 and 2020, respectively.

Financing Activities

Net cash used by financing activities of continuing operations was $5.2 million for the year ended December 31, 2021 compared to cash used of $18.3 million or the year ended December 31, 2020. The Company repaid the $40.0 million Senior Unsecured Note that matured in January 2021 with a combination of cash and proceeds under the Loan Agreement (defined below). Net borrowings on the credit facility for the year ended December 31, 2021 were $53.0 million. Fees paid for the amendment and extension of the Loan Agreement in March 2021 totaled $1.1 million. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $3.8 million and $1.7 million in 2021 and 2020, respectively. The Company also used cash to pay dividends of $19.6 million and $19.4 million in 2021 and 2020, respectively.

In March 2021, a 15-year finance lease for a new manufacturing and distribution facility in Bristol, Indiana commenced. The Company has taken possession of the new Bristol facility and a portion of it is in service; however, construction remains in process as of December 31, 2021 to complete it for its full intended use. As further described in Note 8 to the consolidated financial statements, this lease agreement was in connection with a plan for consolidation of the Ameri-Kart rotational molding facilities within the Material Handling Segment. As of December 31, 2021, the balance of the finance lease liability is $9.9 million, of which $0.5 million is classified as current.

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

As of December 31, 2021, $191.2 million was available under the Loan Agreement, after borrowings and $5.8 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 11 to the consolidated financial statements. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.

At December 31, 2021, $38 million face value of Senior Unsecured Notes are outstanding. The series of notes range in face value from $11 million to $15 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually. As described in Note 12, $26.0 million of the Senior Unsecured Notes mature on January 15, 2024 and $12.0 million mature on January 15, 2026.

As of December 31, 2021, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended December 31, 2021 are:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	18.58
Leverage Ratio	3.25 to 1 (maximum)	1.36

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

Contingencies — In the ordinary course of business, the Company is involved in various legal proceedings and contingencies. When a loss arising from these matters is probable and can reasonably be estimated, the most likely amount of the estimated probable loss is recorded, or if a range of probable loss can be estimated and no amount within the range is a better estimate than any other amount, the minimum amount in the range is recorded. Disclosure of contingent losses is also provided when there is a reasonable possibility that the ultimate loss could exceed the recorded provision or if such probable loss cannot be reasonably estimated. As additional information becomes available, any potential liability related to these contingent matters is assessed and the estimates are revised, if necessary. The actual resolution of these contingencies may differ from these estimates, and it is possible that future earnings could be affected by changes in estimated outcomes of these contingencies. If a contingency were settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than our estimate, a future credit to income would result. See disclosure of contingencies in Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

As discussed further in Notes 6 and 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the Company made judgements for tax positions in connection with its December 2017 divestiture of its Brazil Business. In connection with this divestiture, the Company incurred a capital loss of $9.5 million on its investment in the Myers do Brazil business and recorded a deferred tax asset of $2.0 million for this capital loss carryforward. A valuation allowance of $2.0 million is recorded against this deferred tax asset as the recovery of the asset is not more likely than not. In its 2017 U.S. Federal tax return, the Company recorded a tax benefit of approximately $14.3 million as a result of a worthless stock deduction related to the Company’s investment in the Brazil Business. Although management believes that the worthless stock deduction is valid, there can be no assurance that the 2017 IRS audit will not challenge it and, if challenged, that the Company will prevail.

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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2020 and December 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Loan Agreement bear interest at the LIBOR, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond June 2023. The Company does not anticipate a significant impact to its financial position as a result of this action. Based on current debt levels at December 31, 2021, if market interest rates increase one percent, the Company’s variable interest expense would increase approximately $0.5 million annually.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally is less than $1 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Consolidated Statement of Operations. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At December 31, 2021, the Company had no foreign currency arrangements or contracts in place.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2022 expressed an unqualified opinion thereon.

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

New Idria Mercury Mine (New Idria Mine) Environmental Liability
Description of the matter

As discussed in Note 11 of the consolidated financial statements, in 2015, the U.S. Environmental Protection Agency (“EPA”) informed a subsidiary of the Company, that it considers it to be a potentially responsible party (“PRP”) in connection with the New Idria Mine. At December 31, 2021, the Company has recorded liabilities of $8.2 million for the estimated cost primarily to execute the Remedial Investigation/Feasibility Study (“RI/FS”) work plan provided by the EPA associated with the New Idria mine. The Company has not accrued for remediation costs associated with this site because the amount of such costs or a range of possible costs cannot be reasonably estimated at this time. The Company believes it has insurance coverage that applies to the New Idria Mine, which could offset a portion of these costs. As of December 31, 2021, the Company has not recognized potential recovery in its consolidated financial statements.

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

To test the environmental liability, we performed audit procedures that included, among others, assessing methodologies used by the Company and testing the significant assumptions discussed above, as well as the underlying costs and other estimates used by the Company in its development of these assumptions. For example, we, with the assistance of our environmental specialists, compared the significant assumptions used by management to historical data and trends, including historical costs for work previously completed by the EPA and trends for cost of RI/FS work performed in similar areas for similar sized sites, as well as notifications or decisions from regulatory agencies. In addition, we evaluated management’s third-party consultants who assisted with the development of these assumptions. Our audit procedures also included making inquiries of senior internal counsel, obtaining senior internal counsel’s representation, and obtaining letters from external counsel associated with the New Idria Mine. We assessed the adequacy of the disclosures in the consolidated financial statements related to the New Idria Mine.

Valuation of Intangible Assets for Trilogy Acquisition
Description of the matter

As described in Note 3 of the consolidated financial statements, during 2021, the Company completed the acquisition of certain assets and liabilities of Trilogy Plastics, Inc. (“Trilogy”) for total purchase consideration of approximately $34.5 million. The acquisition was accounted for under the acquisition method of accounting and accordingly tangible and intangible assets acquired and liabilities assumed were recorded based on the respective estimated fair values.

Auditing the Company's accounting for its acquisition of Trilogy was complex due to the significant estimation required by management to determine the fair value of intangible assets of $14.3 million, primarily related to customer relationships of $12.5 million. The significant estimation was primarily due to the subjectivity of assumptions used by management to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The Company used a discounted cash flow model to measure the intangible assets acquired. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and customer attrition rates). These significant assumptions are forward looking and could be affected by future economic and market conditions.

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

To test the estimated fair values of the acquired intangible assets, our audit procedures included, among others, assessing the appropriateness of the valuation methodology and testing the significant assumptions discussed above and the underlying data used by the Company. We involved our valuation specialists in assessing the fair value methodology applied and evaluating certain significant assumptions. When evaluating the significant assumptions used to determine the fair value of the acquired intangible assets, we performed sensitivity analyses over assumptions used and compared the assumptions to the past performance of Trilogy, peer companies within the industry, market data and expected industry trends. We also assessed the appropriateness of the disclosures in the consolidated financial statements related to the acquisition.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Akron, Ohio

March 10, 2022

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Net sales	$761,435	$510,369	$515,698
Cost of sales	550,014	338,409	344,386
Gross profit	211,421	171,960	171,312
Selling, general and administrative expenses	163,502	130,331	133,130
(Gain) loss on disposal of fixed assets	(1,382)	3	—
Impairment charges	—	—	916
Other (income) expenses	—	(11,924)	—
Operating income	49,301	53,550	37,266
Interest expense, net	4,208	4,688	4,083
Income from continuing operations before income taxes	45,093	48,862	33,183
Income tax expense	11,555	12,093	8,968
Income from continuing operations	33,538	36,769	24,215
Income from discontinued operations, net of income tax	—	—	118
Net income	$33,538	$36,769	$24,333
Income per common share from continuing operations:
Basic	$0.93	$1.03	$0.68
Diluted	$0.92	$1.02	$0.68
Income per common share from discontinued operations:
Basic	$—	$—	$—
Diluted	$—	$—	$—
Net income per common share:
Basic	$0.93	$1.03	$0.68
Diluted	$0.92	$1.02	$0.68
Dividends declared per share	$0.54	$0.54	$0.54

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income	$33,538	$36,769	$24,333
Other comprehensive income (loss):
Foreign currency translation adjustment	39	628	1,649
Pension liability, net of tax expense (benefit) of $111, ($18) and $94, respectively	333	(52)	282
Total other comprehensive income	372	576	1,931
Comprehensive income	$33,910	$37,345	$26,264

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2021 and 2020

(Dollars in thousands)

	December 31,	December 31,
	2021	2020
Assets
Current Assets
Cash	$17,655	$28,301
Accounts receivable, less allowances of $3,229 and $3,278, respectively	100,691	83,701
Income tax receivable	2,517	1,049
Inventories, net	93,551	65,919
Prepaid expenses and other current assets	5,500	4,760
Total Current Assets	219,914	183,730
Property, plant, and equipment, net	92,049	73,953
Right of use asset - operating leases	29,285	18,390
Goodwill	88,778	79,256
Intangible assets, net	50,181	41,038
Deferred income taxes	106	84
Other	4,236	3,564
Total Assets	$484,549	$400,015

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$81,690	$61,150
Accrued employee compensation	21,616	14,499
Accrued taxes payable, other than income taxes	2,759	2,524
Accrued interest	966	1,785
Other current liabilities	19,628	17,936
Operating lease liability - short-term	5,341	4,359
Finance lease liability - short-term	500	—
Long-term debt - current portion	—	39,994
Total Current Liabilities	132,500	142,247
Long-term debt	90,945	37,582
Operating lease liability - long-term	23,815	13,755
Finance lease liability - long-term	9,437	—
Other liabilities	13,086	14,373
Deferred income taxes	5,441	2,958
Total Liabilities	275,224	210,915

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 36,262,259 and 35,921,025; net of treasury shares of 6,290,198 and 6,631,432, respectively)	22,172	21,939
Additional paid-in capital	306,720	300,852
Accumulated other comprehensive loss	(15,401)	(15,773)
Retained deficit	(104,166)	(117,918)
Total Shareholders’ Equity	209,325	189,100
Total Liabilities and Shareholders’ Equity	$484,549	$400,015

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except per share data)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2019	35,374,121	$21,547	$292,558	$(18,280)	$(141,187)	$154,638
Net income	—	—	—	—	24,333	24,333
Adoption of ASU 2016-02	—	—	—	—	905	905
Issuances under option plans	240,499	146	3,061	—	—	3,207
Dividend reinvestment plan	7,619	5	124	—	—	129
Restricted stock vested	142,580	87	(87)	—	—	—
Stock compensation expense	—	—	1,715	—	—	1,715
Shares withheld for employee taxes on equity awards	(53,885)	—	(1,008)	—	—	(1,008)
Foreign currency translation adjustment	—	—	—	1,649	—	1,649
Declared dividends - $0.54 per share	—	—	—	—	(19,168)	(19,168)
Pension liability, net of tax of $94	—	—	—	282	—	282
Balance at December 31, 2019	35,710,934	21,785	296,363	(16,349)	(135,117)	166,682
Net income	—	—	—	—	36,769	36,769
Issuances under option plans	127,049	77	1,554	—	—	1,631
Dividend reinvestment plan	7,668	5	96	—	—	101
Restricted stock vested	118,686	72	(72)	—	—	—
Stock compensation expense	—	—	3,534	—	—	3,534
Shares withheld for employee taxes on equity awards	(43,312)	—	(623)	—	—	(623)
Foreign currency translation adjustment	—	—	—	628	—	628
Declared dividends - $0.54 per share	—	—	—	—	(19,570)	(19,570)
Pension liability, net of tax of ($18)	—	—	—	(52)	—	(52)
Balance at December 31, 2020	35,921,025	21,939	300,852	(15,773)	(117,918)	189,100
Net income	—	—	—	—	33,538	33,538
Issuances under option plans	221,060	135	3,561	—	—	3,696
Dividend reinvestment plan	4,636	3	94	—	—	97
Restricted stock vested	155,406	95	(95)	—	—	—
Stock compensation expense	—	—	3,196	—	—	3,196
Shares withheld for employee taxes on equity awards	(39,868)	—	(888)	—	—	(888)
Foreign currency translation adjustment	—	—	—	39	—	39
Declared dividends - $0.54 per share	—	—	—	—	(19,786)	(19,786)
Pension liability, net of tax of $111	—	—	—	333	—	333
Balance at December 31, 2021	36,262,259	$22,172	$306,720	$(15,401)	$(104,166)	$209,325

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net income	$33,538	$36,769	$24,333
Income from discontinued operations, net of income taxes	—	—	118
Income from continuing operations	33,538	36,769	24,215
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation and amortization	20,885	20,930	23,583
Non-cash stock-based compensation expense	3,196	3,534	1,715
(Gain) loss on disposal of fixed assets	(1,382)	3	—
Gain on sale of notes receivable	—	(11,924)	—
Deferred taxes	2,826	8,732	(922)
Impairment charges	—	—	916
Other	(1,403)	4,225	4,161
Payments on long-term performance based compensation	—	—	(413)
Cash flows provided by (used for) working capital
Accounts receivable	(15,273)	(11,589)	12,479
Inventories	(24,885)	(7,868)	2,222
Prepaid expenses and other current assets	(676)	(969)	(243)
Accounts payable and accrued expenses	28,088	4,664	(20,687)
Net cash provided by (used for) operating activities - continuing operations	44,914	46,507	47,026
Net cash provided by (used for) operating activities - discontinued operations	—	—	7,297
Net cash provided by (used for) operating activities	44,914	46,507	54,323
Cash Flows From Investing Activities
Capital expenditures	(17,867)	(13,421)	(10,294)
Acquisition of business	(35,758)	(63,334)	(18,000)
Proceeds from sale of property, plant and equipment	3,336	2	7,537
Proceeds on sale of notes receivable	—	1,200	—
Net cash provided by (used for) investing activities - continuing operations	(50,289)	(75,553)	(20,757)
Net cash provided by (used for) investing activities - discontinued operations	—	—	—
Net cash provided by (used for) investing activities	(50,289)	(75,553)	(20,757)
Cash Flows From Financing Activities
Net borrowings from revolving credit facility	53,000	—	—
Repayments of long-term debt	(40,000)	—	—
Payments on finance lease	(402)	—	—
Cash dividends paid	(19,596)	(19,425)	(19,316)
Proceeds from issuance of common stock	3,793	1,732	3,336
Shares withheld for employee taxes on equity awards	(888)	(623)	(1,008)
Deferred financing fees	(1,095)	—	—
Net cash provided by (used for) financing activities - continuing operations	(5,188)	(18,316)	(16,988)
Net cash provided by (used for) financing activities - discontinued operations	—	—	—
Net cash provided by (used for) financing activities	(5,188)	(18,316)	(16,988)
Foreign exchange rate effect on cash	(83)	136	55
Net (decrease) increase in cash	(10,646)	(47,226)	16,633
Cash at January 1	28,301	75,527	58,894
Cash at December 31	$17,655	$28,301	$75,527

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$4,279	$4,505	$4,657
Income taxes	$10,936	$5,355	$11,437

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

Accounting Standards Not Yet Adopted

In December 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU is intended to improve the accounting for acquired contracts with customers in business combinations by addressing diversity in practice by requiring the acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. For the Company, this ASU is effective January 1, 2023. Early adoption is permitted. The amendments within this ASU are required to be applied prospectively to business combinations occurring on or after the effective date. The effect of adopting this guidance will depend on the contract assets and liabilities associated with any future acquisitions.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 12, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements, which are considered Level 2 inputs. At December 31, 2021 and 2020, the aggregate fair value of the Company’s outstanding fixed rate senior unsecured notes was estimated at $41.0 million and $80.9 million, respectively.

The purchase price allocations associated with the July 30, 2021 acquisition of Trilogy Plastics, Inc., the November 10, 2020 acquisition of Elkhart Plastics, Inc. and the August 26, 2019 acquisition of Tuffy Manufacturing Industries, Inc., as described in Note 3, required fair value measurements using unobservable inputs which are considered Level 3 inputs. The fair value of the acquired intangible assets was determined using an income approach. Similarly, impairment testing of goodwill and indefinite-lived intangible assets as described in Note 5 involves determination of fair value using unobservable inputs, which are considered Level 3 inputs. The fair values of the reporting units in accordance with the goodwill impairment test were determined using the income and/or market approaches.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. In 2021, there were no customers that accounted for more than ten percent of net sales. The Company does not have a material concentration of sales in any country outside of the United States.

Allowance for Credit Losses

Management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. The Company reviews historical trends for credit loss as well as current economic conditions in determining an estimate for its allowance for credit losses. Additionally, in circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for credit losses is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably expects will be collected. Expense related to bad debts was approximately $0.7 million, $1.4 million and $0.6 million for 2021, 2020 and 2019, respectively, and is recorded within Selling, general and administrative expenses in the Consolidated Statements of Operations. Deductions from the allowance for doubtful accounts, net of recoveries, were approximately $0.9 million, $0.4 million and $0.3 million for 2021, 2020 and 2019, respectively.

Changes in the allowance for credit losses for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Balance at January 1	$2,335	$1,356
Provision for expected credit loss, net of recoveries	737	1,418
Write-offs and other	(899)	(439)
Balance at December 31	$2,173	$2,335

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

Inventories at December 31 consist of the following:

	December 31,	December 31,
	2021	2020
Finished and in-process products	$56,684	$42,304
Raw materials and supplies	36,867	23,615
	$93,551	$65,919

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $7.0 million and $4.7 million higher than reported at December 31, 2021 and 2020, respectively. Cost of sales decreased by $0.1 million, $0.1 million and $0.7 million in 2021, 2020 and 2019, respectively, as a result of the liquidation of LIFO inventories.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and equipment	3 to 10 years
Leasehold improvements	5 to 10 years

The Company’s property, plant and equipment by major asset class at December 31 consists of:

	December 31,	December 31,
	2021	2020
Land	$6,733	$6,717
Buildings and leasehold improvements	59,199	45,897
Machinery and equipment	296,809	279,574
	362,741	332,188
Less allowances for depreciation and amortization	(270,692)	(258,235)
	$92,049	$73,953

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2019	$(16,251)	$(2,029)	$(18,280)
Other comprehensive income (loss) before reclassifications	1,649	209	1,858
Amounts reclassified from accumulated other comprehensive income, net of tax of ($24) (1)	—	73	73
Net current-period other comprehensive income (loss)	1,649	282	1,931
Balance at December 31, 2019	(14,602)	(1,747)	(16,349)
Other comprehensive income (loss) before reclassifications	628	(113)	515
Amounts reclassified from accumulated other comprehensive income, net of tax of ($20) (1)	—	61	61
Net current-period other comprehensive income (loss)	628	(52)	576
Balance at December 31, 2020	(13,974)	(1,799)	(15,773)
Other comprehensive income (loss) before reclassifications	39	269	308
Amounts reclassified from accumulated other comprehensive income, net of tax of ($21) (1)	—	64	64
Net current-period other comprehensive income (loss)	39	333	372
Balance at December 31, 2021	$(13,935)	$(1,466)	$(15,401)

(1)
The accumulated other comprehensive income (loss) components related to defined benefit pension plans are included in the computation of net periodic pension cost. See Note 14, Retirement Plans for additional details.

Stock Based Compensation

The Company has stock incentive plans that provide for the granting of stock-based compensation to employees and directors. Shares issued for option exercises, restricted stock units and performance units may be either from authorized, but unissued shares or treasury shares. For equity-classified awards, the fair value is determined on the date of the grant and not remeasured. The fair value of restricted stock units and performance units without a relative Total Shareholder Return ("rTSR") modifier are determined using the closing price of the Company’s common stock on the grant date (Level 1 measurement). The fair value of performance units with a rTSR modifier is determined using a Monte Carlo simulation, which determines the probability of satisfying the market condition included in the award using market-based inputs (Level 2 measurement). For these awards, the performance-based vesting requirements determine the number of shares that ultimately vest, which can vary from 0% to 250% of target depending on the level of achievement of established performance criteria. The fair value of options is determined using a binomial lattice option pricing model as further described in Note 10, which uses market-based inputs (Level 2 measurement). When awards contain a required holding period after vesting, the fair value is discounted to reflect the lack of marketability. Expense for restricted stock units and stock options is recognized on a straight-line basis over the requisite service period, which is generally equivalent to the vesting term. Compensation expense for performance units is recognized over the requisite service period subject to adjustment based on the probable number of shares expected to vest under the performance condition. Forfeitures result in reversal of previously recognized expenses for unvested shares and are recognized in the period in which the forfeiture occurs.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

In the ordinary course of business, there is inherent uncertainty in quantifying certain income tax positions. The Company evaluates uncertain tax positions for all years subject to examination based upon management’s evaluations of the facts, circumstances and information available at the reporting date. Income tax positions must meet a more-likely-than-not recognition threshold at the reporting date to be recognized. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Capital expenditures in the Consolidated Statement of Cash Flows excludes accrued, but unpaid, capital expenditures. Changes in the amount accrued increased (reduced) cash used for capital expenditures by $(0.2) million, $(1.6) million and $0.6 million 2021, 2020 and 2019, respectively.

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Year Ended December 31, 2021
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$116,707	$—	$—	$116,707
Vehicle	170,322	—	—	170,322
Food and beverage	83,817	—	—	83,817
Industrial	193,222	—	(60)	193,162
Auto aftermarket	—	197,427	—	197,427
Total net sales	$564,068	$197,427	$(60)	$761,435

	For the Year Ended December 31, 2020
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$92,301	$—	$—	$92,301
Vehicle	77,085	—	—	77,085
Food and beverage	54,752	—	—	54,752
Industrial	119,746	—	(59)	119,687
Auto aftermarket	—	166,544	—	166,544
Total net sales	$343,884	$166,544	$(59)	$510,369

	For the Year Ended December 31, 2019
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$71,272	$—	$—	$71,272
Vehicle	82,768	—	—	82,768
Food and beverage	68,416	—	—	68,416
Industrial	133,951	—	(58)	133,893
Auto aftermarket	—	159,349	—	159,349
Total net sales	$356,407	$159,349	$(58)	$515,698

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Revenue is recognized when obligations under the terms of a contract with customers are satisfied. In both the Distribution and Material Handling segments, this generally occurs with the transfer of control of the Company’s products. This transfer of control may occur at either the time of shipment from a Company facility, or at the time of delivery to a designated customer location. Obligations under contracts with customers are typically fulfilled within 90 days of receiving a purchase order from a customer, and generally no other future obligations are required to be performed. The Company generally does not enter into contracts with customers for longer than one year. Based on the nature of the Company’s products and customer contracts, no deferred revenue has been recorded with the exception of cash advances or deposits received from customers prior to transfer of control of the product. These advances are typically fulfilled within the 90 day time frame mentioned above.

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

Amounts included in the Consolidated Statements of Financial Position related to revenue recognition include:

	December 31,	December 31,	Statement of Financial Position
	2021	2020	Classification
Returns, discounts and other allowances	$(1,056)	$(943)	Accounts receivable
Right of return asset	$361	$357	Inventories, net
Customer deposits	$(1,816)	$(195)	Other current liabilities
Accrued rebates	$(3,378)	$(2,712)	Other current liabilities

Sales, value added, and other taxes the Company collects concurrently with revenue from customers are excluded from net sales. The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer. Costs for shipments to customers are classified as Selling, general and administrative expenses for the Company’s manufacturing businesses and as cost of sales for the Company’s distribution business in the accompanying Consolidated Statements of Operations. The Company incurred costs for shipments to customers of approximately $10.4 million, $7.1 million and $8.4 million in selling, general and administrative expenses for the years ended December 31, 2021, 2020 and 2019, respectively, and $7.3 million, $6.4 million, and $5.9 million in cost of sales for the years ended December 31, 2021, 2020 and 2019, respectively.

Based on the short term nature of contracts described above, the Company does not incur significant contract acquisition costs. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3. Acquisitions

Trilogy Plastics

On July 30, 2021, the Company acquired the assets of Trilogy, a custom rotational molder specializing in high quality parts and assemblies, which is included in the Material Handling Segment. The Trilogy acquisition aligns with the Company’s long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. The purchase price for the acquisition was $34.5 million, including a working capital adjustment of $0.3 million that was paid in November 2021. The Company funded the acquisition with proceeds from the Loan Agreement described in Note 12.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Assets acquired:
Accounts receivable	$3,929
Inventories	2,752
Prepaid expenses	63
Other assets - long term	93
Property, plant and equipment	4,903
Right of use asset - operating leases	8,685
Intangible assets	14,333
Goodwill	10,003
Assets acquired	$44,761

Liabilities assumed:
Accounts payable	$765
Accrued expenses	777
Operating lease liability - short term	576
Operating lease liability - long term	8,108
Total liabilities assumed	10,226

Net acquisition cost	$34,535

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Assets acquired:
Accounts receivable	$12,026
Inventories	13,639
Prepaid expenses	960
Other assets - long term	34
Property, plant and equipment	18,038
Right of use asset - operating leases	13,757
Deferred tax	451
Intangible assets	16,627
Goodwill	11,792
Assets acquired	$87,324

Liabilities assumed:
Accounts payable	$5,603
Accrued expenses	4,623
Operating lease liability - short term	2,390
Operating lease liability - long term	10,867
Total liabilities assumed	23,483

Net acquisition cost	$63,841

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

4. Asset Impairment

During 2019, the Company sold two buildings, which had previously been held for sale, for total net proceeds of $7.4 million. These buildings were in the Material Handling Segment. When a facility meets held for sale classification criteria, it is also evaluated for impairment by comparing its carrying value to its estimated fair value less estimated costs to sell. Estimated fair value of these buildings was based on third party offers, which are Level 2 inputs. Impairment charges of $0.9 million were recorded during the year ended December 31, 2019 in connection with a building meeting the held for sale criteria.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company’s annual goodwill impairment assessment as of October 1 for all of its reporting units found no impairment in 2021, 2020 or 2019. Quantitative impairment assessments were performed in 2021, and they indicated that the fair value of the eight reporting units all had significant cushion above the carrying value on the assessment date, except for Trilogy, which was acquired on July 30, 2021, and was less than 10% in excess of fair value over carrying value.

The fair values of the reporting units in accordance with the goodwill impairment test were determined using the income and/or market approaches. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, EBITDA, and multiples that are applied to management’s forecasted revenues and EBITDA estimates.

The techniques used in the Company's impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect known market conditions at the measurement date. The variables and assumptions used, all of which are Level 3 fair value inputs, include the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The estimate of the fair values of these reporting units, and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used .

Qualitative impairment assessments were performed as of October 1, 2020 and 2019.

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows:

	Distribution	Material Handling	Total
January 1, 2020	$7,716	$59,058	$66,774
Acquisition	—	12,312	12,312
Purchase accounting adjustment	(68)	—	(68)
Foreign currency translation	—	238	238
December 31, 2020	$7,648	$71,608	$79,256
Acquisition	—	10,003	10,003
Purchase accounting adjustment	—	(520)	(520)
Foreign currency translation	—	39	39
December 31, 2021	$7,648	$81,130	$88,778

Intangible assets were established in connection with acquisitions. These intangible assets, other than goodwill and certain indefinite lived trade names, are amortized over their estimated useful lives. The Company performed a quantitative annual impairment assessment for the indefinite lived trade names as of October 1, 2021, 2020 and 2019. In performing these assessments, the Company determined the estimated fair value of the trade name exceeded the carrying value and accordingly, no impairment was indicated. An impairment charge would be recorded if the carrying value of the trade name exceeds the estimated fair value at the date of assessment. Refer to Note 3 for the intangible assets acquired through the Trilogy acquisition during 2021 and the Elkhart Plastics acquisition during 2020.

Intangible assets at December 31, 2021 and 2020 consisted of the following:

		2021			2020
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names - indefinite lived		$9,782	$—	$9,782	$9,782	$—	$9,782
Trade names	8.6	8,267	(1,035)	7,232	6,397	(270)	6,127
Customer relationships	14.3	70,794	(44,221)	26,573	58,266	(42,243)	16,023
Technology	2.6	24,980	(19,169)	5,811	24,980	(16,897)	8,083
Non-competition agreements	3.3	1,200	(417)	783	1,200	(177)	1,023
Patents	—	11,730	(11,730)	—	11,730	(11,730)	—
		$126,753	$(76,572)	$50,181	$112,355	$(71,317)	$41,038

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Intangible amortization expense was $5,190, $6,273 and $8,077 in 2021, 2020 and 2019, respectively. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $5,703 in 2022; $5,703 in 2023; $4,514 in 2024; $2,962 in 2025 and $2,311 in 2026.

6. Discontinued Operations

Myers Holdings Brasil, Ltda

In 2017, the Company, collectively with its wholly owned subsidiary, Myers Holdings Brasil, Ltda. (“Holdings”), completed the sale of its Brazil Business for a purchase price of one U.S. Dollar. The Company recorded a loss on the sale of the Brazil Business during the fourth quarter of 2017 of $35.0 million. In its 2017 U.S. Federal tax return, the Company recorded a tax benefit of approximately $14.3 million as a result of a worthless stock deduction related to the Company’s investment in the Brazil Business. Net income from discontinued operations for the year ended December 31, 2019 of $0.1 million related to interest income net of tax recognized on the receipt of the tax benefit from a worthless stock deduction.

Lawn and Garden Business

In 2015, the Company sold its Lawn and Garden business to the L&G Buyer, which later became HC. The terms of the sale included promissory notes form HC, which were fully reserved for in 2018 due to uncertainty of collection. Also, in connection with the sale of the Lawn and Garden business, the Company became a guarantor for any remaining rent payments under one of HC’s facility leases. The carrying value of the lease contingency as of December 31, 2019 was $10.7 million.

In January 2020, the Company sold to HC the fully-reserved promissory notes in exchange for $1.2 million and the release from the lease guarantee resulting in an $11.9 million pre-tax gain recorded as Other Income of continuing operations.

7. Net Income Per Common Share

Net income per common share, as shown on the accompanying Consolidated Statements of Operations, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Year Ended December 31,
	2021	2020	2019
Weighted average common shares outstanding basic	36,138,571	35,785,798	35,491,958
Dilutive effect of stock options and restricted stock	220,398	130,832	161,189
Weighted average common shares outstanding diluted	36,358,969	35,916,630	35,653,147

Options to purchase 26,814, 462,332 and 470,185 shares of common stock that were outstanding at December 31, 2021, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares, and were therefore anti-dilutive.

8. Restructuring

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”), a rotational molding business within the Material Handling Segment. The Company is consolidating certain manufacturing operations into a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, as amended in March 2021, Ameri-Kart entered into a lease agreement for a newly constructed manufacturing and distribution facility in Bristol, Indiana. The building became substantially complete in March 2021 as defined in the lease agreement, and the 15-year finance lease of the new Bristol facility commenced. In connection with the lease agreement, Ameri-Kart agreed to sell its original Bristol facility and lease it back for a period of 5 years. During the second quarter of 2021, the sale of the original facility for net proceeds of $2.8 million was completed, which resulted in a gain of $1.0 million, and the lease back commenced. At December 31, 2020, the $1.9 million carrying value of the original Bristol facility was classified as held for sale and included in Other assets. The Company has taken possession of the new Bristol facility and a portion of it is in service; however, construction remains in process as of December 31, 2021 to complete it for its full intended use, including moving equipment into the new Bristol facility from other locations, including the former manufacturing facility in Cassopolis, Michigan that was closed at December 31, 2021.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Ameri-Kart Plan is expected to be substantially completed in the first half of 2022 and total restructuring costs expected to be incurred are approximately $1.4 million, primarily related to equipment relocation and facility shut down costs. The Company incurred $0.9 million of restructuring charges classified as Cost of sales during the year ended December 31, 2021, including $0.1 million of non-cash inventory write-offs. The accrual for unpaid restructuring expenses at December 31, 2021 was $0.5 million. No restructuring charges were incurred during the years ended December 31, 2020 and 2019.

In March 2019, the Company also committed to implementing transformation initiatives within the Company’s Distribution Segment (the “Distribution Transformation Plan”) that are intended to increase sales force effectiveness, reduce costs and improve contribution margins. The Company realigned its Distribution Segment’s commercial sales structure, which included the elimination of certain sales and administrative positions, and put into place plans to expand its e-commerce platform. All actions under the Distribution Transformation Plan were completed by the end of 2019. During 2019, restructuring charges related to the Distribution Transformation Plan totaled $0.9 million, which was included in Selling, general and administrative expenses.

9. Other Liabilities

The balance of Other current liabilities is comprised of the following:

	December 31,	December 31,
	2021	2020
Customer deposits and accrued rebates	$5,194	$2,907
Dividends payable	5,441	5,251
Accrued litigation, claims and professional fees	777	306
Current portion of environmental reserves	1,429	1,433
Other accrued expenses	6,787	8,039
	$19,628	$17,936

The balance of Other liabilities (long-term) is comprised of the following:

	December 31,	December 31,
	2021	2020
Environmental reserves	$8,298	$7,266
Supplemental executive retirement plan liability	1,176	1,510
Pension liability	421	941
Other long-term liabilities	3,191	4,656
	$13,086	$14,373

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

Stock compensation expense was approximately $3,196, $3,534 and $1,715 for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in Selling, general and administrative expenses. During 2019, the Company reversed previously recognized compensation expense of $2,031 related to the resignation of the Company’s President and Chief Executive Officer effective October 25, 2019. Total unrecognized compensation cost related to non-vested share-based compensation arrangements at December 31, 2021 was approximately $4,263, which will be recognized over the next three years, as such compensation is earned.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

There were no options granted in 2021 and 2020. Options granted in 2019 were as follows:

Year	Options	Exercise Price
2019	235,474	$18.54

Options exercised in 2021, 2020 and 2019 were as follows:

Year	Options	Exercise Price
2021	192,504	$11.62 to $21.30
2020	97,779	$10.10 to $18.69
2019	221,695	$11.62 to $14.30

In addition, options totaling 30,094, 81,944 and 268,545 expired or were forfeited during the years ended December 31, 2021, 2020 and 2019, respectively.

Options outstanding and exercisable at December 31, 2021, 2020 and 2019 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2021	308,572	$11.62 to $21.30	297,295	$18.64
2020	531,170	$11.62 to $21.30	460,341	$17.94
2019	710,893	$10.10 to $21.30	486,382	$17.31

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

2019
Risk free interest rate	2.70%
Expected dividend yield	2.76%
Expected life of award (years)	6.17
Expected volatility	44.89%
Fair value per option	$5.78

The following table provides a summary of stock option activity for the period ended December 31, 2021:

	Shares	Average Exercise Price	Weighted Average Life (in Years)
Outstanding at December 31, 2020	531,170	$18.09
Options granted	—	—
Options exercised	(192,504)	16.91
Canceled or forfeited	(30,094)	19.94
Expired	—	—
Outstanding at December 31, 2021	308,572	18.64	3.74
Exercisable at December 31, 2021	297,295	$18.64	3.61

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2021, 2020 and 2019 was $969, $459 and $732, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The following table provides a summary of restricted stock units, including performance-based restricted stock units, and restricted stock activity for the year ended December 31, 2021:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2020	519,425
Granted	302,881	$19.63
Vested	(155,406)	$14.72
Forfeited	(166,048)	$15.41
Unvested shares at December 31, 2021	500,852

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a one or three year period. Restricted stock units are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At December 31, 2021, restricted stock awards had vesting periods through November 2024. Included in the December 31, 2021 unvested shares are 306,116 performance-based restricted stock units.

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

During the fourth quarter of 2018, Buckhorn and the EPA finalized the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The AOC is effective as of November 27, 2018, the date that it was executed by the EPA. The AOC and accompanying SOW document the terms, conditions and procedures performance of the RI/FS. In addition, the AOC required $2 million of financial assurance be provided to the EPA to secure Buckhorn's performance during the estimated life of the RI/FS. In January 2019, a letter of credit was provided to satisfy this assurance requirement. The AOC also includes provisions for payment of the EPA’s costs of oversight of the RI/FS, including a prepayment in the amount of $0.2 million, which was paid in January 2019.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, preliminary estimates of the cost of the execution of the work plan were received from its consultants. Based on these preliminary estimates, additional expense of $4.0 million was recognized during the year ended December 31, 2019. In 2021, the cost estimates in the draft work plan were updated and additional expense of $0.7 million was recognized. These preliminary estimates will continue to be refined through the finalization and approval of the draft work plan, which is anticipated to occur in 2022. Buckhorn believes it has insurance coverage that applies to the New Idria Mine and thus may be able to recover a portion of the estimated costs; however, as of December 31, 2021, Buckhorn has not recognized potential recovery in its consolidated financial statements.

As part of the Notice Letter, the EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mine from 1993 through February 2014. While Buckhorn is evaluating this past cost claim and may challenge portions of it, in 2015 Buckhorn recognized an expense of $1.3 million related to the claim. In December 2020, the EPA updated its claim to include past costs incurred from March 2014 through June 2020. As a result, Buckhorn recognized additional expense of $0.5 million during the fourth quarter of 2020. Buckhorn is in negotiations with the EPA regarding the past costs claim.

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $11.1 million of costs, of which approximately $2.9 million has been paid through December 31, 2021. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible insurance resources and other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to unilateral administrative orders issued by the EPA. Expenses of $0.7 million, $0.5 million, and $4.0 million were recorded in the years ended December 31, 2021, 2020 and 2019, respectively, in Selling, general and administrative expenses. As of December 31, 2021, Buckhorn had a total reserve of $8.2 million related to the New Idria Mine, of which $1.1 million is classified in Other current liabilities and $7.1 million is classified in Other liabilities (long-term) on the Consolidated Statements of Financial Position.

It is possible that adjustments to the aforementioned reserves will be necessary as new information is obtained, including after finalization and EPA approval of the work plan for the RI/FS. Estimates of Buckhorn’s liability are based on current facts, laws, regulations and technology. Estimates of Buckhorn’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA, and the number and financial condition of other PRPs that may be named as well as the extent of their responsibility for the remediation.

At this time, Buckhorn has not accrued for remediation costs in connection with this site as it has been unable to estimate the liability, given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined.

New Almaden Mine (formerly referred to as Guadalupe River Watershed)

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. The latest estimates received in 2016 from the County provided for an expanded scope and revised the estimate of costs for implementing the project to between $3.3 million and $4.4 million. As of December 31, 2021, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $1.2 million is classified in Other liabilities (long-term) on the Consolidated Statements of Financial Position. All charges related to this claim have been recorded within general and administrative expenses.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Patent Infringement

On December 11, 2018, No Spill Inc. filed suit against Scepter Manufacturing LLC in the United States District Court for the District of Kansas asserting infringement of two patents, breach of contract, and trade dress claims in relation to plastic gasoline containers Scepter manufactures and sells in the United States. Scepter Canada, Inc. was later added in a second amended complaint. A claim construction hearing was held on May 13, 2021 and the District Court held on June 23, 2021, that the claims of the patents were definite. On December 28, 2019, Scepter Canada, Inc. had filed petitions with the District Court for inter partes review (“IPR”) of the two patents asserted by No Spill, Inc. The U.S. Patent & Trademark Office (“USPTO”) instituted one IPR and denied the other. With respect to the instituted IPR, the USPTO’s Patent Trial and Appeal Board issued a final decision on July 2, 2021, finding the claims of the patent valid.

On June 28, 2021, the Scepter companies filed with the District Court a motion for leave to add new parties and assert counterclaims alleging antitrust related violations of certain provisions of the Sherman Act and Clayton Act. The Court granted the motion and the Scepter companies filed a Second Amended Complaint on October 1, 2021. On Sept 17, 2021, No Spill, Inc. filed a motion to strike Scepter’s amended invalidity contentions. On November 15, 2021, No Spill and the new counterclaim defendants filed a Motion to Dismiss the counterclaims. Briefing on that Motion is completed but no ruling has been issued by the District Court. On January 6, 2022, the District Court bifurcated the patent infringement and invalidity issues from the antitrust and other issues in the case.

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
12. Long-Term Debt and Loan Agreements

Long-term debt at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Loan Agreement	$53,000	$—
4.67% Senior Unsecured Notes due January 15, 2021	—	40,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	91,000	78,000
Less unamortized deferred financing costs	55	424
	90,945	77,576
Less current portion long-term debt	—	39,994
Long-term debt	$90,945	$37,582

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

As of December 31, 2021, the Company had $191.2 million available under the Loan Agreement. The Company had $5.8 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 11. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company also holds Senior Unsecured Notes with face values ranging from $11 million to $15 million, interest rates ranging from 5.25% to 5.45%, payable semiannually, and maturing between January 2024 and January 2026. At December 31, 2021, $38.0 million of the Notes were outstanding. In January 2021, the Company repaid the $40.0 million note upon maturity with a combination of cash and proceeds under the Loan Agreement.

Amortization expense of the deferred financing costs was $463, $400, and $386 for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in Interest expense, net.

The weighted average interest rate on borrowings under the Company’s loan agreements were 4.56% for 2021, 6.28% for 2020, and 6.27% for 2019, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of December 31, 2021, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of December 31, 2021 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	18.58
Leverage Ratio	3.25 to 1 (maximum)	1.36

13. Income Taxes

The effective tax rate from continuing operations was 25.6%, 24.7% and 27.0% in 2021, 2020 and 2019, respectively. A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes - net of federal tax benefit	3.1	3.3	5.2
Foreign tax rate differential	1.3	0.3	—
Non-deductible expenses	0.4	0.7	1.0
Changes in unrecognized tax benefits	—	(0.8)	0.4
Foreign tax incentives	—	—	(0.4)
Other	(0.2)	0.2	(0.2)
Effective tax rate for the year	25.6%	24.7%	27.0%

Income (loss) from continuing operations before income taxes was attributable to the following sources:

	2021	2020	2019
United States	$36,203	$45,070	$33,612
Foreign	8,890	3,792	(429)
Totals	$45,093	$48,862	$33,183

Income tax expense (benefit) from continuing operations consisted of the following:

	2021		2020		2019
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$4,901	$2,534	$957	$8,702	$7,270	$(447)
Foreign	2,389	(53)	1,390	(326)	497	(538)
State and local	1,439	345	1,014	356	2,123	63
	$8,729	$2,826	$3,361	$8,732	$9,890	$(922)

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

During 2018, the Company recorded a provision and related deferred tax liability of $0.6 million related primarily to the earnings of the Company’s subsidiary in Guatemala, which were deemed by management to no longer be permanently reinvested. The earnings and profits for all foreign subsidiaries had been previously included in the calculation of the one-time deemed repatriation transition tax, and thus, should there be a repatriation of earnings from any other foreign subsidiaries in future periods, the Company expects to be subject to only foreign withholding tax. Management does not currently anticipate a repatriation of earnings from any other foreign subsidiaries, except as provided above, as these earnings are deemed to be permanently reinvested.

Significant components of the Company’s deferred taxes as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred income tax assets
Compensation accruals	$2,387	$2,446
Inventory valuation	2,008	2,647
Allowance for uncollectible accounts	489	497
Non-deductible accruals	3,538	3,419
Operating lease liability	6,220	3,804
Finance lease liability	2,087	—
Non-deductible intangibles	1,473	1,669
State deferred taxes	176	451
Capital loss carryforwards	1,982	1,982
Net operating loss carryforwards	30	34
	20,390	16,949
Valuation allowance	(1,982)	(1,982)
	18,408	14,967
Deferred income tax liabilities
Property, plant and equipment	8,983	7,925
Tax-deductible goodwill	4,937	4,623
Right of use asset - operating leases	6,150	3,759
Finance lease assets	2,051	—
Other	1,622	1,534
	23,743	17,841
Net deferred income tax liability	$(5,335)	$(2,874)

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

In its 2017 U.S. Federal tax return, the Company recorded a tax benefit of approximately $14.3 million as a result of a worthless stock deduction related to the Company’s investment in the Brazil Business. Although management believes that the worthless stock deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2021	2020	2019
Balance at January 1	$774	$1,098	$955
Increases related to previous year tax positions	—	59	143
Reductions due to lapse of applicable statute of limitations	—	(383)	—
Balance at December 31	$774	$774	$1,098

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.8 million, $0.8 million and $1.1 million at December 31, 2021, 2020 and 2019, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of December 31, 2021, the Company is no longer subject to U.S. Federal examinations by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The IRS began the examination of the worthless stock deduction discussed above in the year ending December 31, 2019, and there have been no changes resulting from this audit as of December 31, 2021. The Company is subject to state and local examinations for tax years of 2017 through 2020. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2016 through 2020.

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

Net periodic pension cost of the Plan for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the Year Ended December 31,
	2021	2020	2019
Interest cost	$151	$191	$242
Expected return on assets	(193)	(206)	(184)
Amortization of net loss	85	81	97
Net periodic pension cost	$43	$66	$155

The reconciliation of changes in the Plan’s projected benefit obligations and assets are as follows:

	December 31,
	2021	2020
Change in benefit obligation:
Projected benefit obligation at beginning of year	$6,749	$6,339
Interest cost	151	191
Actuarial (gain) loss	(258)	567
Benefits paid	(344)	(348)
Projected benefit obligation at end of year	$6,298	$6,749
Change in plan assets:
Fair value of plan assets at beginning of year	$5,808	$5,383
Actual return on plan assets	294	623
Company contributions	119	150
Benefits paid	(344)	(348)
Fair value of plan assets at end of year	$5,877	$5,808
Funded status	$(421)	$(941)

The Plan’s funded status shown above is included in Other liabilities (long term) in the Company’s Consolidated Statements of Financial Position at December 31, 2021 and 2020. The Company expects to make voluntary contributions to the plan of approximately $100 in 2022. Because the Plan has been frozen, the accumulated benefit obligation is equal to the projected benefit obligation. The actuarial gain incurred during the year ended December 31, 2021 was due to an increase in the discount rate for benefit obligations during the year and the actuarial loss incurred during the year ended December 31, 2020 was a result of the decrease in the discount rate for benefit obligations during the year.

The assumptions used to determine the Plan’s net periodic benefit cost and benefit obligations are as follows:

	December 31,
	2021	2020	2019
Discount rate for net periodic pension cost	2.30%	3.10%	4.20%
Discount rate for benefit obligations	2.65%	2.30%	3.10%
Expected long-term return of plan assets	5.25%	6.25%	7.00%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The expected long-term rate of return is based on the long-term expected returns for the investment mix consistent with the Plan’s current asset allocation and investment policy. The Plan’s asset allocation and investment policy increases the allocation of fixed income investments that are managed to match the duration of the underlying pension liability as the funding status improves. The assumed discount rates represent long-term high-quality corporate bond rates commensurate with the liability duration of the Plan.

The fair value of Plan assets at December 31, 2021 and 2020 consist of mutual funds valued at $2,031 and $3,396, respectively, and pooled separate accounts valued at $3,846 and $2,412, respectively. All of the Plan asset values are categorized as Level 1. Mutual fund values are determined based on period end, closing quoted prices in active markets. The pooled separate accounts are measured at net asset value, which is made readily available to investors. Each of the pooled separate accounts invest in multiple fixed securities and provide for daily redemptions by the plan with no advance notice requirements, and have redemption prices that are also determined by the fund’s net asset value per unit with no redemption fees.

The weighted average asset allocations for the Plan at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
U.S. equities securities	35%	58%
U.S. debt securities	65%	42%
	100%	100%

Benefit payments projected for the Plan are as follows:

2022	$360
2023	360
2024	360
2025	370
2026	380
2027-2031	1,810

The Company maintains defined contribution plans for its U.S.-based employees, who are not covered under defined benefit plans and have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of $3,398, $2,689 and $2,500 in 2021, 2020 and 2019, respectively.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain former senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Expense related to the SERP was approximately $27, $110 and $174 for the years ended December 2021, 2020 and 2019, respectively. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 2.7% at December 31, 2021 and 2.3% at December 31, 2020. The SERP liability was approximately $1,531 and $1,892 at December 31, 2021 and 2020, respectively, and is included in Accrued employee compensation and other liabilities (long term) on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

15. Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for manufacturing facilities, distribution centers, warehouses, office space and equipment, with remaining lease terms of one to fourteen years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the Consolidated Statements of Financial Position; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Operating leases with an initial term greater than 12 months are included in Right of use asset – operating leases (“ROU assets”), Operating lease liability – short term, and Operating lease liability – long term and finance leases are included Property, plant and equipment, Finance lease liability – short term, and Finance lease liability – long term in the Consolidated Statements of Financial Position.

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

Amounts included in the Consolidated Statements of Financial Position related to leases were:

		December 31,	December 31,
	Classification	2021	2020
Assets:
Operating lease assets	Right of use asset - operating leases	$29,285	$18,390
Finance lease assets	Property, plant and equipment, net	9,765	—
Total lease assets		$39,050	$18,390

Liabilities:
Current	Operating lease liability - short-term	$5,341	$4,359
Long-term	Operating lease liability - long-term	23,815	13,755
Total operating lease liabilities		$29,156	$18,114
Current	Finance lease liability - short-term	$500	$—
Long-term	Finance lease liability - long-term	9,437	—
Total finance lease liabilities		9,937	—
Total lease liabilities		$39,093	$18,114

The components of lease expense include:

		For the Year Ended December 31,
Lease Cost	Classification	2021	2020	2019
Operating lease cost (1)	Cost of sales	$5,095	$2,008	$1,744
Operating lease cost (1)	Selling, general and administrative expenses	2,328	1,729	1,741
Finance lease cost
Amortization expense	Cost of sales	574	—	—
Interest expense on lease liabilities	Interest expense, net	298	—	—
Total lease cost		$8,295	$3,737	$3,485

(1) Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Year Ended December 31,
Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,952	$2,683
Operating cash flows from finance leases	$298	$—
Financing cash flows from finance leases	$402	$—
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$7,438	$1,116
Finance leases	$10,339	$—

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	7.27	5.66
Finance leases	14.17	—
Weighted-average discount rate:
Operating leases	3.4%	3.7%
Finance leases	3.5%	—

Maturity of Lease Liabilities - As of December 31, 2021	Operating Leases	Finance Leases	Total
2022	$6,233	$840	$7,073
2023	5,581	840	6,421
2024	4,127	861	4,988
2025	3,334	865	4,199
2026	2,848	865	3,713
After 2026	10,780	8,408	19,188
Total lease payments	32,903	12,679	45,582
Less: interest	(3,747)	(2,742)	(6,489)
Present value of lease liabilities	$29,156	$9,937	$39,093

In March 2021, a 15-year finance lease for a new manufacturing and distribution facility in Bristol, Indiana commenced. The Company has taken possession of the new Bristol facility and a portion of it is in service; however, construction remains in process as of December 31, 2021 to complete it for its full intended use. As described in Note 8, this lease agreement was in connection with the Ameri-Kart Plan, which includes facility consolidation for this business within the Material Handling Segment.

The Company has operating leases for four facilities within the Material Handling Segment that are with a related party. Total right of use assets related to these related party leases were $3.6 million and $5.2 million at December 31, 2021 and 2020, respectively. Total operating lease liabilities related to these related party leases were $3.4 million and $5.0 million at December 31, 2021 and 2020, respectively. Total lease expense from these related party leases was $1.8 million and $0.1 million in the years ended December 31, 2021 and 2020. No lease expense from these related party leases was incurred in the year ended December 31, 2019.

16. Segments

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

The Material Handling Segment manufactures a broad selection of durable plastic reusable containers that are used repeatedly during the course of their service life. At the end of their service life, these highly sustainable products can be recovered, recycled, and reprocessed into new products. The Material Handling Segment’s products include pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded or blow molded. This segment conducts its primary operations in the United States and Canada. The Material Handling Segment serves a wide variety of markets, including industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer markets, among others. Products are sold both directly to end-users and through distributors. The acquisitions of Trilogy and Elkhart Plastics, described in Note 3, are included in the Material Handling Segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive under-vehicle repair and the manufacture of tire repair and retreading products. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment also manufactures and sells certain traffic marking products, including reflective highway marking tape. The Distribution Segment operates domestically through its sales offices and five regional distribution centers in the United States, and in certain foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, truck stop operations, auto dealers, general service and repair centers, tire re-treaders, and government agencies. The acquisition of Tuffy, described in Note 3, is included in the Distribution Segment.

Total sales from foreign business units were approximately $48.0 million, $39.8 million, and $42.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Export sales from the Company's U.S. operations were approximately $29.9 million, $17.7 million, and $23.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Sales made to customers in Canada accounted for approximately 4.6%, 4.8% and 4.7% of total net sales in 2021, 2020 and 2019, respectively. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, primarily in Canada, consisted of property, plant and equipment, and were approximately $11.3 million and $11.8 million at December 31, 2021 and 2020, respectively.

	2021	2020	2019
Net Sales
Material Handling	$564,068	$343,884	$356,407
Distribution	197,427	166,544	159,349
Inter-company sales	(60)	(59)	(58)
Total net sales	$761,435	$510,369	$515,698

Operating income
Material Handling	$62,187	$55,072	$53,144
Distribution	15,428	12,157	10,076
Corporate (1)	(28,314)	(13,679)	(25,954)
Total operating income	49,301	53,550	37,266
Interest expense, net	(4,208)	(4,688)	(4,083)
Income before income taxes	$45,093	$48,862	$33,183

Total Assets
Material Handling	$370,499	$292,596	$193,751
Distribution	88,757	80,708	75,338
Corporate (2)	25,293	26,711	84,050
Total assets	$484,549	$400,015	$353,139

Capital Additions, Net
Material Handling	$17,173	$12,207	$8,835
Distribution	402	931	1,396
Corporate	292	283	63
Total capital additions, net	$17,867	$13,421	$10,294

Depreciation and Amortization
Material Handling	$17,803	$17,834	$21,282
Distribution	2,208	2,300	1,501
Corporate	874	796	800
Total depreciation and amortization	$20,885	$20,930	$23,583

(1) Corporate results include the $11.9 million gain related to the sale of the HC notes receivable and the release of the lease guarantee in 2020 as discussed in Note 6.

(2) The decrease in Corporate assets at December 31, 2020 from December 31, 2019 is primarily due to cash paid for the acquisition of Elkhart Plastics as discussed in Note 3.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

On July 30, 2021, the Company acquired the assets of Trilogy as described more fully in Note 3 to the consolidated financial statements. Trilogy represented approximately 9% of the Company’s consolidated total assets at December 31, 2021 and approximately 2% of the Company’s consolidated net sales for the year ended December 31, 2021. As permitted by the Securities and Exchange Commission, management has elected to exclude Trilogy from its assessment of internal control over financial reporting as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Michael P. McGaugh	Sonal P. Robinson
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Myers Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myers Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Trilogy Plastics, Inc. (Trilogy), which is included in the 2021 consolidated financial statements of the Company and constituted approximately 9% of consolidated total assets as of December 31, 2021 and approximately 2% of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Trilogy.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and our report dated March 10, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Akron, Ohio

March 10, 2022

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the disclosure included under the caption “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.

For information about the directors of the Company, see the sections titled “Proposal No. 1 – Election of Directors”, “Nominees,” “Corporate Governance Guidelines,” “Corporate Governance and Compensation Practices,” “Board and Committee Independence,” “Board Committees and Meetings,” “Committee Charters and Policies,” and “Shareholder Nomination Policy” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 28, 2022 (“Proxy Statement”), which is incorporated herein by reference.

The Company has established a separately-designated standing audit committee in compliance with the Exchange Act Section 3(a)(58)(A). The members of the Audit Committee are Yvette Dapremont Bright, William A. Foley, F. Jack Liebau, Jr., Lori Lutey, and Robert A. Stefanko. Each member of the Company’s Audit Committee is financially literate and independent as defined under the Company’s Independence Criteria Policy and the independence standards set by the New York Stock Exchange. The Board has identified Robert A. Stefanko, F. Jack Liebau, Jr. and Lori Lutey as “Audit Committee Financial Experts.”

Disclosures by the Company with respect to family relationships and legal proceedings appear under the section entitled “Proposal No. 1 – Election of Directors” in the Proxy Statement, and is incorporated herein by reference. Disclosures by the Company with respect to compliance with Section 16(a) appear under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

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

ITEM 11. Executive Compensation

See the sections titled “Director Compensation,” “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested for Fiscal Year End 2021,” “Nonqualified Deferred Compensation,” “Employment Severance Arrangements upon Termination Including Change in Control,” “Summary of Potential Termination Payments and Benefits,” “Risk Assessment of Compensation Practices,” “CEO Pay Ratio,” “Compensation and Management Development Committee Interlocks and Insider Participation,” and “Compensation and Management Development Committee Report on Executive Compensation” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the section titled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement, which is incorporated herein by reference.

	(A)		(B)		(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	809,424	(1)	$18.64	(2)	1,953,234
Equity Compensation Plans Not Approved by Security Holders	–0–		–0–		–0–
Total	809,424				1,953,234

(1)
This information is as of December 31, 2021 and includes outstanding stock option and restricted stock unit awards, including performance-based restricted stock unit awards, granted under the 2021 Incentive Stock Plan and the 2017 Incentive Stock Plan.
(2)
Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock unit awards, which do not have an exercise price.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

See the sections titled “Policies and Procedures with Respect to Related Party Transactions,” “Corporate Governance Guidelines,” “Corporate Governance and Compensation Practices” and “Board and Committee Independence” of the Proxy Statement, which are incorporated herein by reference.

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

ITEM 15. Exhibits, Financial Statement Schedules

The following consolidated financial statements of the Registrant appear in Part II of this Report:

15. (A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

•
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB Firm ID No. 42)
•
Consolidated Statements of Operations For The Years Ended December 31, 2021, 2020 and 2019
•
Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2021, 2020 and 2019
•
Consolidated Statements of Financial Position As of December 31, 2021 and 2020
•
Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2021, 2020 and 2019
•
Consolidated Statements of Cash Flows For The Years Ended December 31, 2021, 2020 and 2019
•
Notes to Consolidated Financial Statements

15. (A)(2) Financial Statement Schedules

All schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15. (A)(3) Exhibits

EXHIBIT INDEX

2.1

Amended and Restated Asset Purchase Agreement, dated as of February 17, 2015, among Myers Industries, Inc., MYE Canada Operations, Inc., and the HC Companies, Inc. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on February 18, 2015.**

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
4	Description of Capital Stock. Reference is made to Exhibit 4 to Form 10-K filed with the Commission on March 11, 2021.
10.1	Myers Industries, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 99.1 to Form S-8 filed with the Commission on November 21, 2018.
10.2	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.4 to Form 10-Q filed with the Commission on May 6, 2021.
10.3

Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 99 to Post-Effective Amendment No. 2 to Form S-3 filed with the Commission on March 19, 2004.

10.4	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
10.5

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

10.6

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

10.7

Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and Michael P. McGaugh dated April 6, 2020. Reference is made to Exhibit 10.2 to the Form 8-K filed with the Commission on March 16, 2020.*

10.8

Non-Competition and Confidentiality Agreement between the Company and Andrean Horton entered into October 8, 2018.* Reference is made to Exhibit 10(o) to Form 10-K filed with the Commission on March 6, 2020.

10.9

Non-Competition and Confidentiality Agreement between the Company and Thomas Harmon entered into October 21, 2020.* Reference is made to Exhibit 10(n) to Form 10-K filed with the Commission on March 11, 2021.

10.10

Second Amendment to the Note Purchase Agreement among the Subsidiary Guarantors identified therein and each of the institutions which is a signatory thereto, dated March 8, 2017. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 9, 2017.

10.11	Form of Director Stock Award Agreement under the Amended and Restated 2017 Incentive Stock Plan. Reference is made to Exhibit 10(ac) to Form 10-K filed with the Commission on March 8, 2019.
10.12	Amended and Restated 2017 Stock Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10(ao) to Form 10-K filed with the Commission on March 9, 2018.
10.13

Form of 2019 Option Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 8, 2019.

10.14

Form of 2019 Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the Commission on May 8, 2019.

10.15

Form of 2019 Performance Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.3 to Form 10-Q filed with the Commission on May 8, 2019.

10.16

Administrative Settlement Agreement and Order on Consent For Remedial Investigation/Feasibility Study, effective November 27, 2018, by and between the United States Environmental Protection Agency and Buckhorn, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 13, 2018.

10.17	Executive Nonqualified Excess Plan effective January 1, 2018* Reference is made to Exhibit 10(ai) to Form 10-K filed with the Commission on March 8, 2019.
10.18

Form of 2020 Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10(a) to Form 10-Q filed with the Commission on July 30, 2020.

10.19

Form of 2020 Performance Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10(b) to Form 10-Q filed with the Commission on July 30, 2020.

10.20	Myers Industries, Inc. Senior Officer Severance Plan (as amended). * Reference is made to Exhibit 10(ac) to Form 10-K filed with the Commission on March 11, 2021.
10.21

Sixth Amended and Restated Loan Agreement dated March 12, 2021, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K and filed with the Commission on March 16, 2021.

10.22

Third Amendment to Note Purchase Agreement, dated March 12, 2021, among Myers Industries, Inc., the subsidiary guarantors identified therein and each of the institutions which is a signatory thereto. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 16, 2021.

10.23

Non-Competition and Confidentiality Agreement between the Company and Sonal P. Robinson dated January 26, 2021 and effective February 1, 2021. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on January 27, 2021.*

10.24

Form of 2021 Restricted Stock Unit Award Agreement for Executive Officers under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.5 to Form 10-Q filed with the Commission on May 6, 2021.

10.25

Form of 2021 Performance Stock Unit Award Agreement for Executive Officers under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.6 to Form 10-Q filed with the Commission on May 6, 2021.

10.26	Myers Industries, Inc. 2021 Long-Term Incentive Plan.* Reference is made to Exhibit 99.1 to Form S-8 filed with the Commission on April 29, 2021.
14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14.1 to Form 8-K filed with the Commission on March 6, 2017.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Sonal P. Robinson, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Sonal P. Robinson, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL includes: (i) Consolidated Statements of Financial Position (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE	TITLE	DATE

/s/ Michael P. McGaugh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
MICHAEL P. MCGAUGH

/s/ Sonal P. Robinson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022
SONAL P. ROBINSON

/s/ Yvette Dapremont Bright	Director	March 10, 2022
YVETTE DAPREMONT BRIGHT

/s/ Sarah R. Coffin	Director	March 10, 2022
SARAH R. COFFIN

/s/ Ron DeFeo	Director	March 10, 2022
RON DEFEO

/s/ William A. Foley	Director	March 10, 2022
WILLIAM A. FOLEY

/s/ Jeffrey Kramer	Director	March 10, 2022
JEFFREY KRAMER

/s/ F. Jack Liebau, Jr.	Director	March 10, 2022
F. JACK LIEBAU, JR.

/s/ Bruce M. Lisman	Director	March 10, 2022
BRUCE M. LISMAN

/s/ Lori Lutey	Director	March 10, 2022
LORI LUTEY

/s/ Robert A. Stefanko	Director	March 10, 2022
ROBERT A. STEFANKO