Form 10-Q
period 2022-03-31
MYERS INDUSTRIES INC
filed 2022-05-05
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the issuer’s common stock, without par value, as of April 29, 2022 was 36,343,873 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended March 31,
	2022	2021
Net sales	$225,486	$174,429
Cost of sales	153,558	124,016
Gross profit	71,928	50,413
Selling, general and administrative expenses	47,990	39,548
Gain on disposal of fixed assets	(467)	—
Operating income	24,405	10,865
Interest expense, net	1,147	995
Income before income taxes	23,258	9,870
Income tax expense	5,921	2,565
Net income	$17,337	$7,305
Net income per common share:
Basic	$0.48	$0.20
Diluted	$0.47	$0.20

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2022	2021
Net income	$17,337	$7,305
Other comprehensive income (loss):
Foreign currency translation adjustment	570	411
Total other comprehensive income	570	411
Comprehensive income	$17,907	$7,716

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$17,576	$17,655
Accounts receivable, less allowances of $2,998 and $3,229, respectively	132,689	100,691
Income tax receivable	—	2,517
Inventories, net	99,652	93,551
Prepaid expenses and other current assets	4,889	5,500
Total Current Assets	254,806	219,914
Property, plant, and equipment, net	92,204	92,049
Right of use asset - operating leases	27,870	29,285
Goodwill	88,951	88,778
Intangible assets, net	48,756	50,181
Deferred income taxes	106	106
Other	4,552	4,236
Total Assets	$517,245	$484,549

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$101,276	$81,690
Accrued employee compensation	17,370	21,616
Income taxes payable	1,725	—
Accrued taxes payable, other than income taxes	2,418	2,759
Accrued interest	455	966
Other current liabilities	20,031	19,628
Operating lease liability - short-term	5,236	5,341
Finance lease liability - short-term	504	500
Total Current Liabilities	149,015	132,500
Long-term debt	92,450	90,945
Operating lease liability - long-term	22,548	23,815
Finance lease liability - long-term	9,308	9,437
Other liabilities	13,967	13,086
Deferred income taxes	5,819	5,441
Total Liabilities	293,107	275,224

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 36,329,922 and 36,262,259; net of treasury shares of 6,222,535 and 6,290,198, respectively)	22,225	22,172
Additional paid-in capital	308,521	306,720
Accumulated other comprehensive loss	(14,831)	(15,401)
Retained deficit	(91,777)	(104,166)
Total Shareholders’ Equity	224,138	209,325
Total Liabilities and Shareholders’ Equity	$517,245	$484,549

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended March 31, 2022
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2022	$22,172	$306,720	$(15,401)	$(104,166)	$209,325
Net income	—	—	—	17,337	17,337
Foreign currency translation adjustment	—	—	570	—	570
Shares issued under incentive plans, net of shares withheld for tax	53	74	—	—	127
Stock compensation expense	—	1,727	—	—	1,727
Declared dividends - $0.135 per share	—	—	—	(4,948)	(4,948)
Balance at March 31, 2022	$22,225	$308,521	$(14,831)	$(91,777)	$224,138

	Quarter Ended March 31, 2021
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2021	$21,939	$300,852	$(15,773)	$(117,918)	$189,100
Net income	—	—	—	7,305	7,305
Foreign currency translation adjustment	—	—	411	—	411
Shares issued under incentive plans, net of shares withheld for tax	115	1,122	—	—	1,237
Stock compensation expense	—	1,153	—	—	1,153
Declared dividends - $0.135 per share	—	—	—	(4,953)	(4,953)
Balance at March 31, 2021	$22,054	$303,127	$(15,362)	$(115,566)	$194,253

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income	$17,337	$7,305
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	5,321	5,261
Non-cash stock-based compensation expense	1,727	1,153
Gain on disposal of fixed assets	(467)	—
Other	521	(1,280)
Cash flows provided by (used for) working capital
Accounts receivable	(31,894)	(10,901)
Inventories	(5,980)	(3,861)
Prepaid expenses and other current assets	614	(4,854)
Accounts payable and accrued expenses	20,113	13,765
Net cash provided by (used for) operating activities	7,292	6,588
Cash Flows From Investing Activities
Capital expenditures	(5,060)	(5,238)
Acquisition of business	—	(1,223)
Proceeds from sale of property, plant and equipment	1,076	—
Net cash provided by (used for) investing activities	(3,984)	(6,461)
Cash Flows From Financing Activities
Net borrowings from revolving credit facility	1,500	33,000
Repayments of long-term debt	—	(40,000)
Payments on finance lease	(124)	(40)
Cash dividends paid	(4,939)	(4,906)
Proceeds from issuance of common stock	471	1,900
Shares withheld for employee taxes on equity awards	(344)	(663)
Deferred financing fees	—	(1,095)
Net cash provided by (used for) financing activities	(3,436)	(11,804)
Foreign exchange rate effect on cash	49	42
Net decrease in cash	(79)	(11,635)
Cash at January 1	17,655	28,301
Cash at March 31	$17,576	$16,666

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except where otherwise indicated)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2022 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2022.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 11, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of any revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At March 31, 2022 and December 31, 2021, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated to be $39.3 million and $41.0 million, respectively.

The purchase price allocations associated with the July 30, 2021 acquisition of Trilogy Plastics, Inc. (“Trilogy”), as described in Note 3, required fair value measurements using unobservable inputs which are considered Level 3 inputs. The fair value of the acquired intangible assets was determined using an income approach.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2022	$(13,935)	$(1,466)	$(15,401)
Other comprehensive income (loss) before reclassifications	570	—	570
Net current-period other comprehensive income (loss)	570	—	570
Balance at March 31, 2022	$(13,365)	$(1,466)	$(14,831)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2021	$(13,974)	$(1,799)	$(15,773)
Other comprehensive income (loss) before reclassifications	411	—	411
Net current-period other comprehensive income (loss)	411	—	411
Balance at March 31, 2021	$(13,563)	$(1,799)	$(15,362)

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

The changes in the allowance for credit losses for the quarters ended March 31, 2022 and 2021 were as follows:

	2022	2021
Balance at January 1	$2,173	$2,335
Provision for expected credit loss, net of recoveries	31	58
Write-offs and other	(268)	(132)
Balance at March 31	$1,936	$2,261

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended March 31, 2022
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$31,924	$—	$—	$31,924
Vehicle	47,777	—	—	47,777
Food and beverage	34,680	—	—	34,680
Industrial	62,255	—	(11)	62,244
Auto aftermarket	—	48,861	—	48,861
Total net sales	$176,636	$48,861	$(11)	$225,486

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	March 31,	December 31,	Statement of Financial Position
	2022	2021	Classification
Returns, discounts and other allowances	$(1,062)	$(1,056)	Accounts receivable
Right of return asset	$372	$361	Inventories, net
Customer deposits	$(2,081)	$(1,816)	Other current liabilities
Accrued rebates	$(2,910)	$(3,378)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Selling, General and Administrative expenses for the Company’s manufacturing business and as Cost of Sales for the Company’s distribution business. Costs for shipments to customers in Selling, General and Administrative expenses were approximately $3.2 million and $2.5 million for the quarters ended March 31, 2022 and 2021, respectively, and in Cost of Sales were approximately $1.6 million for each of the quarters ended March 31, 2022 and 2021.

Based on the short-term nature of contracts described above, contract acquisition costs are not significant. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3. Acquisitions

Trilogy Plastics

On July 30, 2021, the Company acquired the assets of Trilogy, a custom rotational molder specializing in high quality parts and assemblies, which is included in the Materials Handling Segment. The Trilogy acquisition aligns with the Company’s long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. The purchase price for the acquisition was $34.5 million, including a working capital adjustment of $0.3 million that was paid in November 2021. The Company funded the acquisition with proceeds from the Loan Agreement described in Note 11.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The acquisition of Trilogy was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. There were no measurement period adjustments recorded in the quarter ended March 31, 2022. The purchase accounting will be finalized within one year from the acquisition date.

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

Elkhart Plastics

On November 10, 2020, the Company acquired the assets of Elkhart Plastics, Inc. ("Elkhart Plastics"), a manufacturer of engineered products for the RV, marine, agricultural, construction, truck and other industries, which is included in the Company’s Material Handling Segment. The Elkhart Plastics acquisition aligns with the Company’s long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. The purchase price for the acquisition was $63.8 million, including a working capital adjustment of $1.2 million, which was settled in 2021. The Company funded the acquisition using available cash.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

4. Restructuring

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”), a rotational molding business within the Material Handling Segment. The Company is consolidating certain manufacturing operations into a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, as amended in March 2021, Ameri-Kart entered into a lease agreement for a newly constructed manufacturing and distribution facility in Bristol, Indiana. The building became substantially complete in March 2021 as defined in the lease agreement, and the 15-year finance lease of the new Bristol facility commenced. In connection with the lease agreement, Ameri-Kart agreed to sell its original Bristol facility and lease it back for a period of 5 years. During the second quarter of 2021, the sale of the original facility for net proceeds of $2.8 million was completed, which resulted in a gain of $1.0 million, and the lease back commenced. The Company has taken possession of the new Bristol facility and a portion of it is in service; however, construction remains in process as of March 31, 2022 to complete it for its full intended use, including moving equipment into the new Bristol facility from other locations, such as from the former manufacturing facility in Cassopolis, Michigan that was closed at December 31, 2021.

The Ameri-Kart Plan is expected to be substantially completed in 2022 and total restructuring costs expected to be incurred are approximately $1.8 million, primarily related to equipment relocation and facility shut down costs, which due to their nature will be expensed when incurred. The Company incurred $0.4 million of restructuring charges classified as Cost of sales during the quarter ended March 31, 2022 and $0.3 million related to loss on disposal of fixed assets. The accrual for unpaid restructuring expenses at March 31, 2022 and December 31, 2021 was $0.6 million and $0.5 million, respectively. No restructuring charges were incurred during the quarter ended March 31, 2021.

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarters ended March 31, 2022 or 2021.

Inventories consisted of the following:

	March 31,	December 31,
	2022	2021
Finished and in-process products	$60,786	$56,684
Raw materials and supplies	38,866	36,867
	$99,652	$93,551

6. Other Liabilities

The balance in Other Current Liabilities is comprised of the following:

	March 31,	December 31,
	2022	2021
Customer deposits and accrued rebates	$4,991	$5,194
Dividends payable	5,450	5,441
Accrued litigation, claims and professional fees	1,053	777
Current portion of environmental reserves	1,429	1,429
Other accrued expenses	7,108	6,787
	$20,031	$19,628

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The balance in Other Liabilities (long-term) is comprised of the following:

	March 31,	December 31,
	2022	2021
Environmental reserves	$8,951	$8,298
Supplemental executive retirement plan liability	1,103	1,176
Pension liability	390	421
Other long-term liabilities	3,523	3,191
	$13,967	$13,086

7. Goodwill and Intangible Assets

The change in goodwill for the quarter ended March 31, 2022 was as follows:

	Distribution	Material Handling	Total
January 1, 2022	$7,648	$81,130	$88,778
Foreign currency translation	—	173	173
March 31, 2022	$7,648	$81,303	$88,951

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $9.8 million at both March 31, 2022 and December 31, 2021. Refer to Note 3 for the intangible assets acquired through the Trilogy acquisition in July 2021.

8. Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended March 31,
	2022	2021
Weighted average common shares outstanding basic	36,280,268	35,993,331
Dilutive effect of stock options and restricted stock	230,766	297,500
Weighted average common shares outstanding diluted	36,511,034	36,290,831

Options to purchase 245,608 shares of common stock that were outstanding for the quarter ended March 31, 2022 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. There were no options to purchase shares of common stock excluded from the computation of diluted earnings for the quarter ended March 31, 2021.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

9. Stock Compensation

The Company’s 2021 Long-Term Incentive Plan (the “2021 Plan”) was adopted by the Board of Directors on March 4, 2021, amended by the Board of Directors on April 20, 2021, and approved by shareholders in the annual shareholder meeting on April 29, 2021. The 2021 Plan authorizes the Compensation and Management Development Committee of the Board of Directors (“Compensation Committee”) to issue up to 2,000,000 additional various stock awards including stock options, performance stock units, restricted stock units and other forms of equity-based awards to key employees and directors.

Stock compensation expense was approximately $1.7 million and $1.2 million for the quarters ended March 31, 2022 and 2021, respectively. These expenses are included in Selling, General and Administrative expenses. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at March 31, 2022 was approximately $10.8 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

During the fourth quarter of 2018, Buckhorn and the EPA finalized the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The AOC is effective as of November 27, 2018, the date that it was executed by the EPA. The AOC and accompanying SOW document the terms, conditions and procedures for Buckhorn’s performance of the RI/FS. In addition, the AOC required $2 million of financial assurance to be provided to the EPA to secure Buckhorn's performance during the estimated life of the RI/FS. In January 2019, a letter of credit was provided to satisfy this assurance requirement. The AOC also includes provisions for payment of the EPA’s costs of oversight of the RI/FS. A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, Buckhorn received preliminary estimates from its environmental consultants for the cost of the execution of the work plan. These preliminary estimates will continue to be refined through the finalization and approval of the draft work plan, which is anticipated to occur in 2022. Buckhorn believes it has insurance coverage that applies to the New Idria Mine and thus may be able to recover a portion of the estimated costs; however, as of March 31, 2022, Buckhorn has not recognized potential recovery in its condensed consolidated financial statements.

As part of the Notice Letter in 2015, the EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mine from 1993 through February 2014. In December 2020, the EPA updated its claim to include past costs incurred from March 2014 through June 2020, which has been further revised in March 2022 to a total claim of $2.0 million. Buckhorn is continuing to evaluate and negotiate this claim with the EPA.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $11.8 million of costs, of which approximately $2.9 million has been paid through March 31, 2022, net of minor insurance recoveries. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to unilateral administrative orders issued by the EPA. Expenses of $0.7 million were recorded related to the New Idria Mine in the quarter ended March 31, 2022, primarily related to updated estimates of the cost to perform the RI/FS. No expenses were recorded during the quarter ended March 31, 2021. As of March 31, 2022, Buckhorn has a total reserve of $8.9 million related to the New Idria Mine, of which $1.1 million is classified in Other Current Liabilities and $7.8 million in Other Liabilities (long-term).

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

At this time, Buckhorn has not accrued for remediation costs in connection with this site because it is unable to estimate the liability, given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. The latest estimates received in 2016 from the County provided for an expanded scope and revised the estimate of costs for implementing the project to between $3.3 million and $4.4 million. No costs were incurred related to New Almaden in the quarters ended March 31, 2022 or 2021. As of March 31, 2022, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities (long-term).

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

Patent Infringement

On December 11, 2018, No Spill Inc. filed suit against Scepter Manufacturing LLC in the United States District Court for the District of Kansas asserting infringement of two patents, breach of contract, and trade dress claims in relation to plastic gasoline containers Scepter manufactures and sells in the United States. Scepter Canada, Inc. was later added in a second amended complaint. A claim construction hearing was held on May 13, 2021 and the District Court held on June 23, 2021, that the claims of the patents were definite. On December 28, 2019, Scepter Canada, Inc. had filed petitions with the District Court for inter partes review (“IPR”) of the two patents asserted by No Spill, Inc. The U.S. Patent & Trademark Office (“USPTO”) instituted one IPR and denied the other. With respect to the instituted IPR, the USPTO’s Patent Trial and Appeal Board issued a final decision on July 2, 2021, finding the claims of the patent valid, which does not affect Scepter's primary defenses in the matter.

On June 28, 2021, the Scepter companies filed with the District Court a motion for leave to add new parties and assert counterclaims alleging antitrust related violations of certain provisions of the Sherman Act and Clayton Act. The Court granted the motion and the Scepter companies filed a Second Amended Complaint on October 1, 2021. On November 15, 2021, No Spill and the new counterclaim defendants filed a Motion to Dismiss the counterclaims, which was granted by the District Court on April 6, 2022. On January 6, 2022, the District Court bifurcated the patent infringement and invalidity issues from the antitrust and other issues in the case. The trial on patent infringement and invalidity is scheduled for March 2023.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The Scepter companies intend to continue defending themselves vigorously in this matter. Based on available information, an unfavorable outcome is not considered to be probable, and any possible losses from an adverse outcome are not reasonably estimable.

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	March 31,	December 31,
	2022	2021
Loan Agreement	$54,500	$53,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	92,500	91,000
Less unamortized deferred financing costs	50	55
	92,450	90,945
Less current portion long-term debt	—	—
Long-term debt	$92,450	$90,945

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

As of March 31, 2022, the Company had $191.8 million available under the Loan Agreement. The Company had $3.7 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11.0 million to $15.0 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually, and maturing between January 2024 and January 2026. At March 31, 2022, $38.0 million of the Notes were outstanding. In January 2021, the Company repaid a $40.0 million note upon maturity with a combination of cash and proceeds under the Loan Agreement.

The weighted average interest rate on borrowings under the Company’s long-term debt was 4.12% and 5.33% for the quarters ended March 31, 2022 and 2021, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of March 31, 2022, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

12. Income Taxes

The Company’s effective tax rate was 25.5% for the quarter ended March 31, 2022 compared to 26.0% for the quarter ended March 31, 2021. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.8 million at March 31, 2022 and December 31, 2021.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of March 31, 2022, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The IRS began the examination in 2019 and there have been no changes resulting from this audit as of March 31, 2022. The Company is subject to state and local examinations for tax years of 2017 through 2020. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2016 through 2020.

13. Leases

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

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to leases include:

		March 31,	December 31,
	Classification	2022	2021
Assets:
Operating lease assets	Right of use asset - operating leases	$27,870	$29,285
Finance lease assets	Property, plant and equipment, net	9,592	9,765
Total lease assets		$37,462	$39,050

Liabilities:
Current	Operating lease liability - short-term	$5,236	$5,341
Long-term	Operating lease liability - long-term	22,548	23,815
Total operating lease liabilities		$27,784	$29,156
Current	Finance lease liability - short-term	$504	$500
Long-term	Finance lease liability - long-term	9,308	9,437
Total finance lease liabilities		9,812	9,937
Total lease liabilities		$37,596	$39,093

The components of lease expense include:

		For the Quarter Ended March 31,
Lease Cost	Classification	2022	2021
Operating lease cost (1)	Cost of sales	$1,356	$1,070
Operating lease cost (1)	Selling, general and administrative expenses	611	551
Finance lease cost
Amortization expense	Cost of sales	172	57
Interest expense on lease liabilities	Interest expense, net	86	30
Total lease cost		$2,225	$1,708
(1)
Includes short-term leases and variable lease costs, which are immaterial

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Supplemental cash flow information related to leases was as follows:

	For the Quarter Ended March 31,
Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,610	$1,252
Operating cash flows from finance leases	$86	$30
Financing cash flows from finance leases	$124	$40
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$3,523
Finance leases	$—	$10,339

Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	7.16	7.27
Finance leases	13.93	14.17
Weighted-average discount rate:
Operating leases	3.4%	3.4%
Finance leases	3.5%	3.5%

Maturity of Lease Liabilities - As of March 31, 2022	Operating Leases	Finance Leases	Total
2022 (1)	$4,623	$630	$5,253
2023	5,581	840	6,421
2024	4,127	861	4,988
2025	3,334	865	4,199
2026	2,848	865	3,713
After 2026	10,780	8,408	19,188
Total lease payments	31,293	12,469	43,762
Less: interest	(3,509)	(2,657)	(6,166)
Present value of lease liabilities	$27,784	$9,812	$37,596
(1)
Represents amounts due in 2022 after March 31, 2022

The Company has operating leases for four facilities within the Material Handling Segment that are with a related party. Total right of use assets related to these related party leases were $3.2 million and $3.6 million at March 31, 2022 and December 31, 2021, respectively. Total operating lease liabilities related to these related party leases were $3.0 million and $3.4 million at March 31, 2022 and December 31, 2021, respectively. Total lease expense from these related party leases was $0.4 million in each of the quarters ended March 31, 2022 and March 31, 2021.

14. Segments

The Company manages its business under two operating segments, Material Handling and Distribution, consistent with the manner in which the Chief Operating Decision Maker (“CODM”) evaluates performance and makes resource allocation decisions. None of the reportable segments include operating segments that have been aggregated. These segments contain individual business components that have been combined on the basis of common management, customers, products, production processes and other economic characteristics. Intersegment sales are recorded with a reasonable margin and are eliminated in consolidation.

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

Total sales from foreign business units were approximately $12.7 million and $11.0 million for the quarters ended March 31, 2022 and 2021, respectively.

Summarized segment detail for the quarters ended March 31, 2022 and 2021 are presented in the following table:

	For the Quarter Ended March 31,
	2022	2021
Net Sales
Material Handling	$176,636	$129,893
Distribution	48,861	44,550
Inter-company sales	(11)	(14)
Total net sales	$225,486	$174,429

Operating income
Material Handling	$31,220	$16,927
Distribution	3,301	1,438
Corporate (1)	(10,116)	(7,500)
Total operating income	24,405	10,865
Interest expense, net	(1,147)	(995)
Income before income taxes	$23,258	$9,870

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

Specific factors that could cause such a difference include, without limitation, impacts from the novel coronavirus (“COVID-19”) pandemic on our business, operations, customers and capital position; the impact of COVID-19 on local, national and global economic conditions; the effects of various governmental responses to the COVID-19 pandemic; raw material availability, increases in raw material costs, or other production costs; risks associated with our strategic growth initiatives or the failure to achieve the anticipated benefits of such initiatives; unanticipated downturn in business relationships with customers or their purchases; competitive pressures on sales and pricing; changes in the markets for the Company’s business segments; changes in trends and demands in the markets in which the Company competes; operational problems at our manufacturing facilities or unexpected failures at those facilities; future economic and financial conditions in the United States and around the world; inability of the Company to meet future capital requirements; claims, litigation and regulatory actions against the Company; changes in laws and regulations affecting the Company; and other risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Given these factors, as well as other variables that may affect our operating results, readers should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company expressly disclaims any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

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

The Company’s results of operations for the quarter ended March 31, 2022 are discussed below. The current economic environment includes heightened risks from inflation, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including the conflict between Russia and Ukraine, and the COVID-19 pandemic. Russia’s invasion of Ukraine in the first quarter of 2022 has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. While many of the public safety measures in response to the COVID-19 pandemic have been lifted or relaxed, it is possible that new or previously lifted measures could be implemented in the future. Through the date of this report, the Company’s businesses continued to operate during the pandemic. However, some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended March 31, 2022 to the Quarter Ended March 31, 2021

Net Sales:

(dollars in millions)	Quarter Ended March 31,
Segment	2022	2021	Change	% Change
Material Handling	$176,636	$129,893	$46,743	36.0%
Distribution	48,861	44,550	4,311	9.7%
Inter-company sales	(11)	(14)	3
Total net sales	$225,486	$174,429	$51,057	29.3%

Net sales for the quarter ended March 31, 2022 were $225.5 million, an increase of $51.1 million or 29.3% compared to the quarter ended March 31, 2021. Net sales increased due to higher pricing of $35.3 million and higher volume/mix of $4.9 million. Net sales also increased due to $10.9 million of incremental sales from the acquisition of Trilogy on July 30, 2021, included in the Material Handling Segment. Trilogy’s annual sales were approximately $35 million. Beginning in February 2021, the Company began to implement a series of pricing increases across a majority of its portfolio of products in response to rising raw material and other production costs.

Net sales in the Material Handling Segment increased $46.7 million or 36.0% for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021. Net sales increased due to higher pricing of $31.0 million and higher volume/mix of $4.8 million. Net sales also increased due to $10.9 million of incremental sales from the acquisition of Trilogy on July 30, 2021.

Net sales in the Distribution Segment increased $4.3 million or 9.7% for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, primarily due to higher pricing.

Cost of Sales & Gross Profit:

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change	% Change
Cost of sales	$153,558	$124,016	$29,542	23.8%
Gross profit	$71,928	$50,413	$21,515	42.7%
Gross profit as a percentage of sales	31.9%	28.9%

Gross profit increased $21.5 million, or 42.7%, for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, due to increased contribution from higher pricing and volume/mix as described under Net Sales above and the acquisition of Trilogy on July 30, 2021. Partially offsetting these contributions were higher raw material costs, increased labor costs, and unfavorable sales mix. The contribution from pricing actions more than offset higher raw material costs, which led to a favorable price-to-cost relationship. As a result, gross profit margin was 31.9% for the quarter ended March 31, 2022 compared with 28.9% for the quarter ended March 31, 2021.

Selling, General and Administrative Expenses:

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change	% Change
SG&A expenses	$47,990	$39,548	$8,442	21.3%
SG&A expenses as a percentage of sales	21.3%	22.7%

Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2022 were $48.0 million, an increase of $8.4 million or 21.3% compared to the same period in the prior year. Increases in SG&A expenses in the first quarter 2022 were primarily due to $4.7 million of higher salaries, benefits and incentive compensation, $1.2 million of higher variable selling expenses, $1.2 million of higher facility costs and $1.2 million of incremental SG&A from the acquisition of Trilogy on July 30, 2021.

Net Interest Expense:

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change	% Change
Net interest expense	$1,147	$995	$152	15.3%
Average outstanding borrowings, net	$105,852	$73,833	$32,019	43.4%
Weighted-average borrowing rate	4.12%	5.33%

Net interest expense for the quarter ended March 31, 2022 was $1.1 million, an increase of $0.2 million, or 15.3%, compared with $1.0 million for the quarter ended March 31, 2021. The higher net interest expense was due to higher average outstanding borrowings in the current year, partially offset by the lower borrowing rate.

Income Taxes:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Income from continuing operations before income taxes	$23,258	$9,870
Income tax expense	$5,921	$2,565
Effective tax rate	25.5%	26.0%

The Company’s effective tax rate was 25.5% for the quarter ended March 31, 2022, compared to 26.0% for the quarter ended March 31, 2021. The decrease in the effective tax rate was primarily the result of state income taxes.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At March 31, 2022, the Company had $17.6 million of cash, $191.8 million available under the Loan Agreement and outstanding debt of $102.3 million, including the finance lease liability of $9.8 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and uncertainty caused by COVID-19 and potential macroeconomic effects stemming from the current geopolitical climate. The Company believes that cash on hand, cash flows from operations and available capacity under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Net cash provided by operating activities was $7.3 million for the quarter ended March 31, 2022, compared to $6.6 million in the same period in 2021. The increase was primarily due to higher net income in the current year partially offset by higher working capital driven by increases in accounts receivable and inventory.

Investing Activities

Net cash used by investing activities was $4.0 million for the quarter ended March 31, 2022 compared to cash used of $6.5 million for the same period in 2021. In 2022, the Company received proceeds of $1.1 million from the sale of fixed assets. In 2021, the Company paid the working capital adjustment of $1.2 million related to the November 10, 2020 acquisition of Elkhart Plastics as discussed in Note 3. Capital expenditures were $5.1 million and $5.2 million for the quarter ended March 31, 2022 and 2021, respectively. Full year 2022 capital expenditures are expected to be approximately $25 million to $28 million.

Financing Activities

Cash used by financing activities was $3.4 million for the quarter ended March 31, 2022 compared to $11.8 million used for financing activities for the same period in 2021. Net borrowings on the credit facility for the quarter ended March 31, 2022 and 2021 were $1.5 million and $33.0 million. In 2021, the Company repaid a$40.0 million Senior Unsecured Note when it matured in January 2021 with a combination of cash and proceeds under the Loan Agreement (defined below). Fees paid for the amendment and extension of the Loan Agreement in March 2021 totaled $1.1 million . Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $0.5 million and $1.9 million for the quarter ended March 31, 2022 and 2021, respectively. The Company also used cash to pay dividends of $4.9 million for each of the quarters ended March 31, 2022 and 2021.

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

As of March 31, 2022, $191.8 million was available under the Loan Agreement, after borrowings and $3.7 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.

At March 31, 2022, $38 million face value of Senior Unsecured Notes are outstanding. The series of notes range in face value from $11 million to $15 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually. As described in Note 11, $26.0 million of the Senior Unsecured Notes mature on January 15, 2024 and $12.0 million mature on January 15, 2026.

As of March 31, 2022, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended March 31, 2022 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	21.04
Leverage Ratio	3.25 to 1 (maximum)	1.16

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Loan Agreement bear interest at the LIBOR, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond June 2023. The Company does not anticipate a significant impact to its financial position as a result of this action. Based on current debt levels at March 31, 2022, if market interest rates increase one percent, the Company’s annual variable interest expense would increase approximately $0.5 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At March 31, 2022, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at March 31, 2022. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

On July 30, 2021, the Company acquired the assets of Trilogy. As permitted by SEC rules and regulations, the scope of management’s evaluation of internal control over financial reporting as of March 31, 2022 did not include an evaluation of the internal control over financial reporting of Trilogy. However, we are extending our oversight and monitoring processes that support our review of internal control over financial reporting to include Trilogy’s operations.

During the quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 10, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report, and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s disclosures relating to legal proceedings in Note 10, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report is incorporated into Part II of this report by reference. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information regarding the Company’s stock repurchase plan during the quarter ended March 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
1/1/2022 to 1/31/2022	—	$—	5,547,665	2,452,335
2/1/2022 to 2/28/2022	—	—	5,547,665	2,452,335
3/1/2022 to 3/31/2022	—	—	5,547,665	2,452,335

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

Item 6. Exhibits

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
10.1	Form of 2022 Restricted Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* (filed herewith)
10.2	Form of 2022 Performance Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* (filed herewith)
31.1	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Sonal P. Robinson, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Sonal P. Robinson, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Indicates executive compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

May 5, 2022	/s/ Sonal P. Robinson
Sonal P. Robinson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)