Form 10-Q
period 2022-06-30
MYERS INDUSTRIES INC
filed 2022-08-02
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the issuer’s common stock, without par value, as of July 29, 2022 was 36,468,481 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$233,156	$187,369	$458,642	$361,798
Cost of sales	158,440	132,375	311,998	256,391
Gross profit	74,716	54,994	146,644	105,407
Selling, general and administrative expenses	52,320	40,121	100,310	79,669
Gain on disposal of fixed assets	(221)	(996)	(688)	(996)
Operating income	22,617	15,869	47,022	26,734
Interest expense, net	1,211	999	2,358	1,994
Income before income taxes	21,406	14,870	44,664	24,740
Income tax expense	5,575	3,795	11,496	6,360
Net income	$15,831	$11,075	$33,168	$18,380
Net income per common share:
Basic	$0.43	$0.31	$0.91	$0.51
Diluted	$0.43	$0.30	$0.91	$0.51

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$15,831	$11,075	$33,168	$18,380
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,179)	470	(609)	881
Total other comprehensive income	(1,179)	470	(609)	881
Comprehensive income	$14,652	$11,545	$32,559	$19,261

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$22,434	$17,655
Accounts receivable, less allowances of $2,640 and $3,229, respectively	132,002	100,691
Income tax receivable	—	2,517
Inventories, net	108,902	93,551
Prepaid expenses and other current assets	11,301	5,500
Total Current Assets	274,639	219,914
Property, plant, and equipment, net	94,945	92,049
Right of use asset - operating leases	29,052	29,285
Goodwill	96,093	88,778
Intangible assets, net	55,081	50,181
Deferred income taxes	106	106
Other	4,096	4,236
Total Assets	$554,012	$484,549

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$104,314	$81,690
Accrued employee compensation	22,200	21,616
Income taxes payable	3,085	—
Accrued taxes payable, other than income taxes	2,482	2,759
Accrued interest	929	966
Other current liabilities	20,758	19,628
Operating lease liability - short-term	5,774	5,341
Finance lease liability - short-term	509	500
Total Current Liabilities	160,051	132,500
Long-term debt	103,956	90,945
Operating lease liability - long-term	23,242	23,815
Finance lease liability - long-term	9,179	9,437
Other liabilities	13,863	13,086
Deferred income taxes	6,463	5,441
Total Liabilities	316,754	275,224

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 36,458,306 and 36,262,259; net of treasury shares of 6,094,151 and 6,290,198, respectively)	22,304	22,172
Additional paid-in capital	311,939	306,720
Accumulated other comprehensive loss	(16,010)	(15,401)
Retained deficit	(80,975)	(104,166)
Total Shareholders’ Equity	237,258	209,325
Total Liabilities and Shareholders’ Equity	$554,012	$484,549

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended June 30, 2022
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2022	$22,225	$308,521	$(14,831)	$(91,777)	$224,138
Net income	—	—	—	15,831	15,831
Foreign currency translation adjustment	—	—	(1,179)	—	(1,179)
Shares issued under incentive plans, net of shares withheld for tax	79	1,285	—	—	1,364
Stock compensation expense	—	2,133	—	—	2,133
Declared dividends - $0.135 per share	—	—	—	(5,029)	(5,029)
Balance at June 30, 2022	$22,304	$311,939	$(16,010)	$(80,975)	$237,258

	Quarter Ended June 30, 2021
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2021	$22,054	$303,127	$(15,362)	$(115,566)	$194,253
Net income	—	—	—	11,075	11,075
Foreign currency translation adjustment	—	—	470	—	470
Shares issued under incentive plans, net of shares withheld for tax	55	380	—	—	435
Stock compensation expense	—	676	—	—	676
Declared dividends - $0.135 per share	—	—	—	(4,928)	(4,928)
Balance at June 30, 2021	$22,109	$304,183	$(14,892)	$(109,419)	$201,981

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2022
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2022	$22,172	$306,720	$(15,401)	$(104,166)	$209,325
Net income	—	—	—	33,168	33,168
Foreign currency translation adjustment	—	—	(609)	—	(609)
Shares issued under incentive plans, net of shares withheld for tax	132	1,359	—	—	1,491
Stock compensation expense	—	3,860	—	—	3,860
Declared dividends - $0.27 per share	—	—	—	(9,977)	(9,977)
Balance at June 30, 2022	$22,304	$311,939	$(16,010)	$(80,975)	$237,258

	Six Months Ended June 30, 2021
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2021	$21,939	$300,852	$(15,773)	$(117,918)	$189,100
Net income	—	—	—	18,380	18,380
Foreign currency translation adjustment	—	—	881	—	881
Shares issued under incentive plans, net of shares withheld for tax	170	1,502	—	—	1,672
Stock compensation expense	—	1,829	—	—	1,829
Declared dividends - $0.27 per share	—	—	—	(9,881)	(9,881)
Balance at June 30, 2021	$22,109	$304,183	$(14,892)	$(109,419)	$201,981

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$33,168	$18,380
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	10,683	10,752
Non-cash stock-based compensation expense	3,860	1,829
Gain on disposal of fixed assets	(688)	(996)
Other	698	(907)
Cash flows provided by (used for) working capital
Accounts receivable	(21,200)	(15,250)
Inventories	(7,259)	(13,411)
Prepaid expenses and other current assets	(5,702)	(4,814)
Accounts payable and accrued expenses	20,739	25,718
Net cash provided by (used for) operating activities	34,299	21,301
Cash Flows From Investing Activities
Capital expenditures	(10,943)	(8,220)
Acquisition of business, net of cash acquired	(24,253)	(1,223)
Proceeds from sale of property, plant and equipment	1,499	2,848
Net cash provided by (used for) investing activities	(33,697)	(6,595)
Cash Flows From Financing Activities
Net borrowings from revolving credit facility	13,000	19,900
Repayments of long-term debt	—	(40,000)
Payments on finance lease	(249)	(161)
Cash dividends paid	(9,934)	(9,809)
Proceeds from issuance of common stock	1,838	2,420
Shares withheld for employee taxes on equity awards	(347)	(748)
Deferred financing fees	—	(1,095)
Net cash provided by (used for) financing activities	4,308	(29,493)
Foreign exchange rate effect on cash	(131)	29
Net increase (decrease) in cash	4,779	(14,758)
Cash at January 1	17,655	28,301
Cash at June 30	$22,434	$13,543

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2022 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2022.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 11, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of any revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At June 30, 2022 and December 31, 2021, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated to be $38.3 million and $41.0 million, respectively.

The purchase price allocations associated with the May 31, 2022 acquisition of Mohawk Rubber Sales of New England Inc. ("Mohawk") and the July 30, 2021 acquisition of Trilogy Plastics, Inc. (“Trilogy”), as described in Note 3, required fair value measurements using unobservable inputs which are considered Level 3 inputs. The fair value of the acquired intangible assets was determined using an income approach.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at April 1, 2022	$(13,365)	$(1,466)	$(14,831)
Other comprehensive income (loss) before reclassifications	(1,179)	—	(1,179)
Net current-period other comprehensive income (loss)	(1,179)	—	(1,179)
Balance at June 30, 2022	$(14,544)	$(1,466)	$(16,010)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at April 1, 2021	$(13,563)	$(1,799)	$(15,362)
Other comprehensive income (loss) before reclassifications	470	—	470
Net current-period other comprehensive income (loss)	470	—	470
Balance at June 30, 2021	$(13,093)	$(1,799)	$(14,892)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2022	$(13,935)	$(1,466)	$(15,401)
Other comprehensive income (loss) before reclassifications	(609)	—	(609)
Net current-period other comprehensive income (loss)	(609)	—	(609)
Balance at June 30, 2022	$(14,544)	$(1,466)	$(16,010)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2021	$(13,974)	$(1,799)	$(15,773)
Other comprehensive income (loss) before reclassifications	881	—	881
Net current-period other comprehensive income (loss)	881	—	881
Balance at June 30, 2021	$(13,093)	$(1,799)	$(14,892)

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

The changes in the allowance for credit losses for the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
Balance at January 1	$2,173	$2,335
Provision for expected credit loss, net of recoveries	(110)	504
Write-offs and other	(302)	(336)
Balance at June 30	$1,761	$2,503

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended June 30, 2022
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$34,589	$—	$—	$34,589
Vehicle	48,101	—	—	48,101
Food and beverage	23,154	—	—	23,154
Industrial	67,246	—	(9)	67,237
Auto aftermarket	—	60,075	—	60,075
Total net sales	$173,090	$60,075	$(9)	$233,156

	For the Quarter Ended June 30, 2021
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$37,312	$—	$—	$37,312
Vehicle	41,437	—	—	41,437
Food and beverage	16,399	—	—	16,399
Industrial	42,079	—	(14)	42,065
Auto aftermarket	—	50,156	—	50,156
Total net sales	$137,227	$50,156	$(14)	$187,369

	For the Six Months Ended June 30, 2022
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$66,513	$—	$—	$66,513
Vehicle	95,878	—	—	95,878
Food and beverage	57,834	—	—	57,834
Industrial	129,501	—	(20)	129,481
Auto aftermarket	—	108,936	—	108,936
Total net sales	$349,726	$108,936	$(20)	$458,642

	For the Six Months Ended June 30, 2021
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$62,707	$—	$—	$62,707
Vehicle	83,629	—	—	83,629
Food and beverage	37,816	—	—	37,816
Industrial	82,968	—	(28)	82,940
Auto aftermarket	—	94,706	—	94,706
Total net sales	$267,120	$94,706	$(28)	$361,798

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	June 30,	December 31,	Statement of Financial Position
	2022	2021	Classification
Returns, discounts and other allowances	$(879)	$(1,056)	Accounts receivable
Right of return asset	$346	$361	Inventories, net
Customer deposits	$(1,295)	$(1,816)	Other current liabilities
Accrued rebates	$(3,609)	$(3,378)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Selling, General and Administrative expenses for the Company’s manufacturing business and as Cost of sales for the Company’s distribution business. Costs for shipments to customers in Selling, General and Administrative expenses were approximately $3.9 million and $2.3 million for the quarters ended June 30, 2022 and 2021, respectively, and $7.1 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively, and in Cost of sales were approximately $2.4 million and $1.9 million for the quarters ended June 30, 2022 and 2021 and $4.0 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively.

Based on the short-term nature of contracts described above, contract acquisition costs are not significant. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3. Acquisitions

Mohawk

On May 31, 2022, the Company acquired the assets of Mohawk Rubber Sales of New England, Inc. ("Mohawk"), a leading auto aftermarket distributor, which is included in the Distribution Segment. The Mohawk acquisition aligns with the Company's long-term objective to optimize and grow its Distribution business. Cash consideration was $24.3 million, net of $1.1 million of cash acquired. The Company estimated additional consideration payable of approximately $3.4 million, subject to finalization of working capital and other adjustments. The Company funded the acquisition with proceeds from the Loan Agreement described in Note 11.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The acquisition of Mohawk was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase accounting will be finalized within one year from the acquisition date.

Assets acquired:
Accounts receivable	$10,137
Inventories	8,209
Prepaid expenses	104
Other assets - long term	30
Property, plant and equipment	1,432
Right of use asset - operating leases	1,367
Intangible assets	7,720
Goodwill	7,485
Assets acquired	$36,484

Liabilities assumed:
Accounts payable	$5,996
Accrued expenses	1,414
Operating lease liability - short term	399
Operating lease liability - long term	968
Total liabilities assumed	8,777

Net acquisition cost	$27,707

The goodwill represents the future economic benefits arising from other assets acquired that could not be individually and separately recognized, and the Company expects that the goodwill recognized for the acquisition will be deductible for tax purposes.

The intangible assets included above consist of the following:

	Fair Value	Weighted Average Estimated Useful Life
Customer relationships	$5,400	12.0 years
Trade name	2,000	5.0 years
Non-competition agreements	320	5.0 years
Total amortizable intangible assets	$7,720

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

The acquisition of Trilogy was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. There were no measurement period adjustments recorded in the six months ended June 30, 2022. The purchase accounting will be finalized within one year from the acquisition date.

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

4. Restructuring

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”), a rotational molding business within the Material Handling Segment. The Company is consolidating certain manufacturing operations into a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, as amended in March 2021, Ameri-Kart entered into a lease agreement for a newly constructed manufacturing and distribution facility in Bristol, Indiana. The building became substantially complete in March 2021 as defined in the lease agreement, and the 15-year finance lease of the new Bristol facility commenced. In connection with the lease agreement, Ameri-Kart agreed to sell its original Bristol facility and lease it back for a period of 5 years. During the second quarter of 2021, the sale of the original facility for net proceeds of $2.8 million was completed, which resulted in a gain of $1.0 million, and the lease back commenced. The Company has taken possession of the new Bristol facility and a portion of it is in service; however, construction remains in process as of June 30, 2022 to complete it for its full intended use, including moving equipment into the new Bristol facility from other locations, such as from the former manufacturing facility in Cassopolis, Michigan that was closed at December 31, 2021.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The Ameri-Kart Plan is expected to be substantially completed in 2022 and total restructuring costs expected to be incurred are approximately $1.8 million, primarily related to equipment relocation and facility shut down costs, which due to their nature will be expensed when incurred. The Company incurred $0.4 million of restructuring charges classified as Cost of sales for the six months ended June 30, 2022 and $0.3 million related to loss on disposal of fixed assets during the six months ended June 30, 2022. The accrual for unpaid restructuring expenses at December 31, 2021 was $0.5 million and no balance was accrued at June 30, 2022. No restructuring charges were incurred during the quarter ended June 30, 2022 and the quarter and six months ended June 30, 2021.

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 40 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarters ended June 30, 2022 or 2021.

Inventories consisted of the following:

	June 30,	December 31,
	2022	2021
Finished and in-process products	$69,584	$56,684
Raw materials and supplies	39,318	36,867
	$108,902	$93,551

6. Other Liabilities

The balance in Other Current Liabilities is comprised of the following:

	June 30,	December 31,
	2022	2021
Customer deposits and accrued rebates	$4,904	$5,194
Dividends payable	5,485	5,441
Accrued litigation, claims and professional fees	1,060	777
Current portion of environmental reserves	1,429	1,429
Other accrued expenses	7,880	6,787
	$20,758	$19,628

The balance in Other Liabilities (long-term) is comprised of the following:

	June 30,	December 31,
	2022	2021
Environmental reserves	$9,238	$8,298
Supplemental executive retirement plan liability	1,031	1,176
Pension liability	258	421
Other long-term liabilities	3,336	3,191
	$13,863	$13,086

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

7. Goodwill and Intangible Assets

The change in goodwill for the six months ended June 30, 2022 was as follows:

	Distribution	Material Handling	Total
January 1, 2022	$7,648	$81,130	$88,778
Acquisition	7,485	—	7,485
Foreign currency translation	—	(170)	(170)
June 30, 2022	$15,133	$80,960	$96,093

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $9.8 million at both June 30, 2022 and December 31, 2021. Refer to Note 3 for the intangible assets acquired through the Mohawk acquisition in May 2022 and the Trilogy acquisition in July 2021.

8. Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding basic	36,397,547	36,122,792	36,338,907	36,058,061
Dilutive effect of stock options and restricted stock	225,948	213,656	238,285	237,942
Weighted average common shares outstanding diluted	36,623,495	36,336,448	36,577,192	36,296,003

Options to purchase 114,540 shares of common stock that were outstanding for the six months ended June 30, 2022 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. There were no options to purchase shares of common stock excluded from the computation of diluted earnings for the quarter ended June 30, 2022 and for the quarter and six months ended June 30, 2021.

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

Stock compensation expense was approximately $2.1 million and $0.7 million for the quarters ended June 30, 2022 and 2021, respectively and $3.9 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. These expenses are included in Selling, General and Administrative expenses. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at June 30, 2022 was approximately $11.6 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

During the fourth quarter of 2018, Buckhorn and the EPA finalized the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The AOC is effective as of November 27, 2018, the date that it was executed by the EPA. The AOC and accompanying SOW document the terms, conditions and procedures for Buckhorn’s performance of the RI/FS. In addition, the AOC required $2 million of financial assurance to be provided to the EPA to secure Buckhorn's performance during the estimated life of the RI/FS. In January 2019, a letter of credit was provided to satisfy this assurance requirement. The AOC also includes provisions for payment of the EPA’s costs of oversight of the RI/FS. A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, Buckhorn received preliminary estimates from its environmental consultants for the cost of the execution of the work plan. These preliminary estimates will continue to be refined through the finalization and approval of the draft work plan, which is anticipated to occur in 2022. Buckhorn believes it has insurance coverage that applies to the New Idria Mine and thus may be able to recover a portion of the estimated costs; however, as of June 30, 2022, Buckhorn has not recognized potential recovery in its condensed consolidated financial statements.

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

Since October 2011, when New Idria was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $12.4 million of costs, of which approximately $3.2 million has been paid through June 30, 2022, net of insurance recoveries. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to unilateral administrative orders issued by the EPA. Expenses of $0.6 million and $1.3 million were recorded related to the New Idria Mine for the quarter and six months ended June 30, 2022, primarily related to updated estimates of the cost to perform the RI/FS. No expenses were recorded for the quarter and six months ended June 30, 2021. As of June 30, 2022, Buckhorn has a total reserve of $9.2 million related to the New Idria Mine, of which $1.1 million is classified in Other Current Liabilities and $8.1 million in Other Liabilities (long-term).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. The latest estimates received in 2016 from the County provided for an expanded scope and revised the estimate of total costs for implementing the project to between $3.3 million and $4.4 million. No costs were incurred related to New Almaden in the quarters ended June 30, 2022 or 2021. As of June 30, 2022, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities (long-term).

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

On June 28, 2021, the Scepter companies filed with the District Court a motion for leave to add new parties and assert counterclaims alleging antitrust related violations of certain provisions of the Sherman Act and Clayton Act. The Court granted the motion and the Scepter companies filed a Second Amended Complaint on October 1, 2021. On November 15, 2021, No Spill and the new counterclaim defendants filed a Motion to Dismiss the counterclaims, which was granted by the District Court on April 6, 2022. On January 6, 2022, the District Court bifurcated the patent infringement and invalidity issues from the antitrust and other issues in the case. Initial discovery has concluded. The trial on patent infringement and invalidity is scheduled for March 2023.

The Scepter companies intend to continue defending themselves vigorously in this matter. Based on available information, an unfavorable outcome is not considered to be probable, and any possible losses from an adverse outcome are not reasonably estimable.

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	June 30,	December 31,
	2022	2021
Loan Agreement	$66,000	$53,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	104,000	91,000
Less unamortized deferred financing costs	44	55
	103,956	90,945
Less current portion long-term debt	—	—
Long-term debt	$103,956	$90,945

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

As of June 30, 2022, the Company had $178.3 million available under the Loan Agreement. The Company had $5.7 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement.

The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11.0 million to $15.0 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually, and maturing between January 2024 and January 2026. At June 30, 2022, $38.0 million of the Notes were outstanding. In January 2021, the Company repaid a $40.0 million note upon maturity with a combination of cash and proceeds under the Loan Agreement.

The weighted average interest rate on borrowings under the Company’s long-term debt was 3.97% and 5.13% for the quarters ended June 30, 2022 and 2021, respectively, and 4.05% and 5.23% for the six months ended June 30, 2022 and 2021, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of June 30, 2022, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

12. Income Taxes

The Company’s effective tax rate was 26.0% and 25.7% for the quarter and six months ended June 30, 2022 compared to 25.5% and 25.7% for the quarter and six months ended June 30, 2021. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.8 million at June 30, 2022 and December 31, 2021.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of June 30, 2022, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The IRS began the examination in 2019 and there have been no changes resulting from this audit as of June 30, 2022. The Company is subject to state and local examinations for tax years of 2017 through 2020. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2016 through 2021.

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

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to leases include:

		June 30,	December 31,
	Classification	2022	2021
Assets:
Operating lease assets	Right of use asset - operating leases	$29,052	$29,285
Finance lease assets	Property, plant and equipment, net	9,420	9,765
Total lease assets		$38,472	$39,050

Liabilities:
Current	Operating lease liability - short-term	$5,774	$5,341
Long-term	Operating lease liability - long-term	23,242	23,815
Total operating lease liabilities		$29,016	$29,156
Current	Finance lease liability - short-term	$509	$500
Long-term	Finance lease liability - long-term	9,179	9,437
Total finance lease liabilities		9,688	9,937
Total lease liabilities		$38,704	$39,093

The components of lease expense include:

		For the Quarter Ended June 30,		For the Six Months Ended June 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease cost (1)	Cost of sales	$1,376	$1,176	$2,732	$2,246
Operating lease cost (1)	Selling, general and administrative expenses	666	544	1,277	1,095
Finance lease cost
Amortization expense	Cost of sales	173	173	345	230
Interest expense on lease liabilities	Interest expense, net	85	89	171	119
Total lease cost		$2,300	$1,982	$4,525	$3,690
(1)
Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended June 30,
Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,286	$2,627
Operating cash flows from finance leases	$171	$119
Financing cash flows from finance leases	$249	$161
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,296	$6,753
Finance leases	$—	$10,339

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	6.89	7.27
Finance leases	13.68	14.17
Weighted-average discount rate:
Operating leases	3.4%	3.4%
Finance leases	3.5%	3.5%

Maturity of Lease Liabilities - As of June 30, 2022	Operating Leases	Finance Leases	Total
2022 (1)	$3,390	$420	$3,810
2023	6,211	840	7,051
2024	4,594	861	5,455
2025	3,793	865	4,658
2026	3,319	865	4,184
After 2026	11,243	8,408	19,651
Total lease payments	32,550	12,259	44,809
Less: interest	(3,534)	(2,571)	(6,105)
Present value of lease liabilities	$29,016	$9,688	$38,704
(1)
Represents amounts due in 2022 after June 30, 2022

The Company has operating leases for four facilities within the Material Handling Segment that are with a related party. Total right of use assets related to these related party leases were $2.8 million and $3.6 million at June 30, 2022 and December 31, 2021, respectively. Total operating lease liabilities related to these related party leases were $2.6 million and $3.4 million at June 30, 2022 and December 31, 2021, respectively. Total lease expense from these related party leases was $0.4 million in each of the quarters ended June 30, 2022 and June 30, 2021 and was $0.9 million in both the six months ended June 30, 2022 and June 30, 2021.

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

The Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive under-vehicle repair and the manufacture of tire repair and retreading products. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment also manufactures and sells certain traffic markings, including reflective highway marking tape. The Distribution Segment operates domestically through its sales offices and five regional distribution centers in the United States, and in certain foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, truck stop operations, auto dealers, general service and repair centers, tire re-treaders, and government agencies. The acquisition of Mohawk, described in Note 3, is included in the Distribution Segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Total sales from foreign business units were approximately $13.8 million and $12.1 million for the quarters ended June 30, 2022 and 2021, respectively, and $26.4 million and $23.1 million for the six months ended June 30, 2022 and 2021, respectively.

Summarized segment detail for the quarters and six months ended June 30, 2022 and 2021 are presented in the following table:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales
Material Handling	$173,090	$137,227	$349,726	$267,120
Distribution	60,075	50,156	108,936	94,706
Inter-company sales	(9)	(14)	(20)	(28)
Total net sales	$233,156	$187,369	$458,642	$361,798

Operating income
Material Handling (1)	$28,034	$17,902	$59,254	$34,829
Distribution (2)	4,269	4,214	7,570	5,652
Corporate (2)	(9,686)	(6,247)	(19,802)	(13,747)
Total operating income	22,617	15,869	47,022	26,734
Interest expense, net	(1,211)	(999)	(2,358)	(1,994)
Income before income taxes	$21,406	$14,870	$44,664	$24,740

(1)
In the quarter and six months ended June 30, 2021, the Company recognized a $1.0 million gain on the sale of a building within the Material Handling Segment as described in Note 4.
(2)
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

The Company designs, manufactures, and markets a variety of plastic, metal and rubber products. The Material Handling Segment manufactures a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded or blow molded. The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and under vehicle service on passenger, heavy truck and off-road vehicles, as well as the manufacturing of tire repair and retreading products.

The Company’s results of operations for the quarter and six months ended June 30, 2022 are discussed below. The current economic environment includes heightened risks from inflation, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including the conflict between Russia and Ukraine, and the COVID-19 pandemic. Russia’s invasion of Ukraine in the first quarter of 2022 has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. While many of the public safety measures in response to the COVID-19 pandemic have been lifted or relaxed, it is possible that new or previously lifted measures could be implemented in the future. Through the date of this report, the Company’s businesses continued to operate during the pandemic. However, some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended June 30, 2022 to the Quarter Ended June 30, 2021

Net Sales:

(dollars in millions)	Quarter Ended June 30,
Segment	2022	2021	Change	% Change
Material Handling	$173,090	$137,227	$35,863	26.1%
Distribution	60,075	50,156	9,919	19.8%
Inter-company sales	(9)	(14)	5
Total net sales	$233,156	$187,369	$45,787	24.4%

Net sales for the quarter ended June 30, 2022 were $233.2 million, an increase of $45.8 million or 24.4% compared to the quarter ended June 30, 2021. Net sales increased due to higher pricing of $31.9 million. Net sales also increased due to $16.4 million of incremental sales from the acquisitions of Mohawk on May 31, 2022, included in the Distribution Segment, and Trilogy on July 30, 2021, included in the Material Handling Segment. Mohawk's annual sales were approximately $65 million and Trilogy’s annual sales were approximately $35 million at the times of their acquisitions. The increase in net sales was partially offset by lower volume/mix of $2.0 million and the effect of unfavorable currency translation of $0.5 million. Beginning in February 2021, the Company began to implement a series of pricing increases across a majority of its portfolio of products in response to rising raw material and other production costs.

Net sales in the Material Handling Segment increased $35.9 million or 26.1% for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021. Net sales increased due to higher pricing of $27.1 million and due to $10.3 million of incremental sales from the acquisition of Trilogy on July 30, 2021. The increase in net sales was partially offset by lower volume/mix of $1.0 million and the effect of unfavorable currency translation of $0.5 million.

Net sales in the Distribution Segment increased $9.9 million or 19.8% for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, primarily due to higher pricing of $4.8 million and due to $6.0 million of incremental sales from the acquisition of Mohawk on May 31, 2022. The increase in net sales was partially offset by lower volume/mix of $0.9 million.

Cost of Sales & Gross Profit:

	Quarter Ended June 30,
(dollars in millions)	2022	2021	Change	% Change
Cost of sales	$158,440	$132,375	$26,065	19.7%
Gross profit	$74,716	$54,994	$19,722	35.9%
Gross profit as a percentage of sales	32.0%	29.4%

Gross profit increased $19.7 million, or 35.9%, for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, due to increased contribution from higher pricing as described under Net Sales above and the acquisitions of Mohawk on May 31, 2022 and Trilogy on July 30, 2021. Partially offsetting these contributions were increased labor costs and an unfavorable sales mix. As a result, gross profit margin was 32.0% for the quarter ended June 30, 2022 compared with 29.4% for the quarter ended June 30, 2021.

Selling, General and Administrative Expenses:

	Quarter Ended June 30,
(dollars in millions)	2022	2021	Change	% Change
SG&A expenses	$52,320	$40,121	$12,199	30.4%
SG&A expenses as a percentage of sales	22.4%	21.4%

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2022 were $52.3 million, an increase of $12.2 million or 30.4% compared to the same period in the prior year. Increases in SG&A expenses in the second quarter 2022 were primarily due to $4.8 million of higher salaries, benefits and incentive compensation, $2.2 million of higher variable selling expenses, $1.0 million of higher facility costs, $0.9 million of increased professional services fees and $2.6 million of incremental SG&A from the acquisitions of Mohawk on May 31, 2022 and Trilogy on July 30, 2021.

Net Interest Expense:

	Quarter Ended June 30,
(dollars in millions)	2022	2021	Change	% Change
Net interest expense	$1,211	$999	$212	21.2%
Average outstanding borrowings, net	$115,110	$72,469	$42,641	58.8%
Weighted-average borrowing rate	3.97%	5.13%

Net interest expense for the quarter ended June 30, 2022 was $1.2 million, an increase of $0.2 million, or 21.2%, compared with $1.0 million for the quarter ended June 30, 2021. The higher net interest expense was due to higher average outstanding borrowings in the current year, partially offset by the lower borrowing rate.

Income Taxes:

	Quarter Ended June 30,
(dollars in millions)	2022	2021
Income from continuing operations before income taxes	$21,406	$14,870
Income tax expense	$5,575	$3,795
Effective tax rate	26.0%	25.5%

The Company’s effective tax rate was 26.0% for the quarter ended June 30, 2022, compared to 25.5% for the quarter ended June 30, 2021. The increase in the effective tax rate was driven primarily by higher estimated non-deductible expenses.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Net Sales:

(dollars in thousands)	Six Months Ended June 30,
Segment	2022	2021	Change	% Change
Material Handling	$349,726	$267,120	$82,606	30.9%
Distribution	108,936	94,706	14,230	15.0%
Inter-company elimination	(20)	(28)	8
Total net sales	$458,642	$361,798	$96,844	26.8%

Net sales for the six months ended June 30, 2022 were $458.6 million, an increase of $96.8 million or 26.8% compared to the six months ended June 30, 2021. Net sales increased due to higher pricing of $65.5 million and higher volume/mix of $4.6 million. Net sales also increased due to $27.2 million of incremental sales from the acquisitions of Mohawk on May 31, 2022, included in the Distribution Segment, and Trilogy on July 30, 2021, included in the Material Handling Segment. Mohawk's annual sales were approximately $65 million and Trilogy’s annual sales were approximately $35 million at the times of the acquisitions. The increase in net sales was partially offset by the effect of unfavorable currency translation of $0.5 million. Beginning in February 2021, the Company began to implement a series of pricing increases across a majority of its portfolio of products in response to rising raw material and other production costs.

Net sales in the Material Handling Segment increased $82.6 million or 30.9% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Net sales increased due to higher pricing of $56.4 million and higher volume/mix of $5.5 million. Net sales also increased due to $21.2 million of incremental sales from the acquisition of Trilogy on July 30, 2021. The increase in net sales was partially offset by the effect of unfavorable currency translation of $0.5 million.

Net sales in the Distribution Segment increased $14.2 million or 15.0% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher pricing of $9.1 million and due to $6.0 million of incremental sales from the acquisition of Mohawk on May 31, 2022. The increase in net sales was partially offset by lower volume/mix of $0.9 million.

Cost of Sales & Gross Profit:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	Change	% Change
Cost of sales	$311,998	$256,391	$55,607	21.7%
Gross profit	$146,644	$105,407	$41,237	39.1%
Gross profit as a percentage of sales	32.0%	29.1%

Gross profit increased $41.2 million, or 39.1%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to increased contribution from higher pricing and volume as described under Net Sales above and the acquisitions of Mohawk on May 31, 2022 and Trilogy on July 30, 2021. Partially offsetting these contributions were higher raw material costs, increased labor costs, and unfavorable sales mix. As a result, gross profit margin was 32.0% for the six months ended June 30, 2022 compared with 29.1% for the six months ended June 30, 2021.

Selling, General and Administrative Expenses:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	Change	% Change
SG&A expenses	$100,310	$79,669	$20,641	25.9%
SG&A expenses as a percentage of sales	21.9%	22.0%

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2022 were $100.3 million, an increase of $20.6 million or 25.9% compared to the same period in the prior year. Increases in SG&A expenses in 2022 were primarily due to $9.5 million of higher salaries, benefits and incentive compensation, $3.4 million of higher variable selling expenses, $2.3 million of higher facility costs, $1.2 million of increased professional services fees and $3.7 million of incremental SG&A from the acquisitions of Mohawk on May 31, 2022 and Trilogy on July 30, 2021.

Net Interest Expense:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	Change	% Change
Net interest expense	$2,358	$1,994	$364	18.3%
Average outstanding borrowings, net	$110,507	$73,148	$37,359	51.1%
Weighted-average borrowing rate	4.05%	5.23%

Net interest expense for the six months ended June 30, 2022 was $2.4 million, an increase of $0.4 million, or 18.3%, compared with $2.0 million for the six months ended June 30, 2021. The higher net interest expense was due to higher average outstanding borrowings in the current year, partially offset by the lower borrowing rate.

Income Taxes:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Income from continuing operations before income taxes	$44,664	$24,740
Income tax expense	$11,496	$6,360
Effective tax rate	25.7%	25.7%

The Company’s effective tax rate was 25.7% for both the six months ended June 30, 2022 and 2021.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At June 30, 2022, the Company had $22.4 million of cash, $178.3 million available under the Loan Agreement and outstanding debt of $113.6 million, including the finance lease liability of $9.7 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and the heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Net cash provided by operating activities was $34.3 million for the six months ended June 30, 2022, compared to $21.3 million in the same period in 2021. The increase was primarily due to higher net income in the current year partially offset by higher working capital driven by increases in accounts receivable and inventory.

Investing Activities

Net cash used by investing activities was $33.7 million for the six months ended June 30, 2022 compared to cash used of $6.6 million for the same period in 2021. In 2022, the Company paid $24.3 million to acquire Mohawk and estimates approximately $3.4 million of working capital and other adjustments to be paid in the balance of 2022 as discussed in Note 3. The Company also received in 2022 proceeds of $1.5 million from the sale of fixed assets. In 2021, the Company paid the working capital adjustment of $1.2 million related to the November 10, 2020 acquisition of Elkhart Plastics as discussed in Note 3 and received proceeds from the sale of a facility of $2.8 million as discussed in Note 4. Capital expenditures were $10.9 million and $8.2 million for the six months ended June 30, 2022 and 2021, respectively, including $1.4 million to purchase the manufacturing assets of a rotational molding facility in Decatur, Georgia. Full year 2022 capital expenditures are expected to be approximately $25 million to $28 million.

Financing Activities

Cash provided by financing activities was $4.3 million for the six months ended June 30, 2022 compared to $29.5 million used for financing activities for the same period in 2021. Net borrowings on the credit facility for the six months ended June 30, 2022 and 2021 were $13.0 million and $19.9 million. In 2021, the Company repaid a $40.0 million Senior Unsecured Note when it matured in January 2021 with a combination of cash and proceeds under the Loan Agreement (defined below). Fees paid for the amendment and extension of the Loan Agreement in March 2021 totaled $1.1 million . Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $1.8 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively. The Company also used cash to pay dividends of $9.9 million and $9.8 million for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, $178.3 million was available under the Loan Agreement, after borrowings and $5.7 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Loan Agreement bear interest at the LIBOR rate, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case plus the applicable margin as set forth in the Loan Agreement.

At June 30, 2022, $38 million face value of Senior Unsecured Notes are outstanding. The series of notes range in face value from $11 million to $15 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually. As described in Note 11, $26.0 million of the Senior Unsecured Notes mature on January 15, 2024 and $12.0 million mature on January 15, 2026.

As of June 30, 2022, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended June 30, 2022 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	22.31
Leverage Ratio	3.25 to 1 (maximum)	1.17

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Loan Agreement bear interest at the LIBOR, prime rate, federal funds effective rate, the Canadian deposit offered rate, or the euro currency reference rate depending on the type of loan requested by the Company, plus the applicable margin as set forth in the Loan Agreement. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. The Financial Conduct Authority in the United Kingdom has stated that it will not require banks to submit LIBOR beyond June 2023. The Company does not anticipate a significant impact to its financial position as a result of this action. Based on current debt levels at June 30, 2022, if market interest rates increase one percent, the Company’s annual variable interest expense would increase approximately $0.7 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At June 30, 2022, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at June 30, 2022. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

On May 31, 2022, the Company acquired the assets of Mohawk. As permitted by SEC rules and regulations, the scope of management’s evaluation of internal control over financial reporting as of June 30, 2022 did not include an evaluation of the internal control over financial reporting of Mohawk. However, we are extending our oversight and monitoring processes that support our review of internal control over financial reporting to include Mohawk’s operations.

On July 30, 2021, the Company acquired the assets of Trilogy. As permitted by SEC rules and regulations, the scope of management’s evaluation of internal control over financial reporting as of June 30, 2022 did not include an evaluation of the internal control over financial reporting of Trilogy. However, we are extending our oversight and monitoring processes that support our review of internal control over financial reporting to include Trilogy’s operations.

During the six months ended June 30, 2022, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information regarding the Company’s stock repurchase plan during the quarter ended June 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
4/1/2022 to 4/30/2022	—	$—	5,547,665	2,452,335
5/1/2022 to 5/31/2022	—	—	5,547,665	2,452,335
6/1/2022 to 6/30/2022	—	—	5,547,665	2,452,335

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

Item 6. Exhibits

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
31.1	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Monica P. Vinay, Interim Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Monica P. Vinay, Interim Chief Financial Officer, of Myers Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

August 2, 2022	/s/ Monica P. Vinay
Monica P. Vinay
Interim Chief Financial Officer (Principal Financial and Accounting Officer)