Form 10-Q
period 2022-09-30
MYERS INDUSTRIES INC
filed 2022-10-27
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the issuer’s common stock, without par value, as of October 21, 2022 was 36,497,384 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$228,065	$200,058	$686,707	$561,856
Cost of sales	156,417	145,860	468,415	402,251
Gross profit	71,648	54,198	218,292	159,605
Selling, general and administrative expenses	51,756	42,531	152,066	122,200
Gain on disposal of fixed assets	(5)	(150)	(693)	(1,146)
Operating income	19,897	11,817	66,919	38,551
Interest expense, net	1,719	1,056	4,077	3,050
Income before income taxes	18,178	10,761	62,842	35,501
Income tax expense	4,507	2,858	16,003	9,218
Net income	$13,671	$7,903	$46,839	$26,283
Net income per common share:
Basic	$0.37	$0.22	$1.29	$0.73
Diluted	$0.37	$0.22	$1.28	$0.72

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$13,671	$7,903	$46,839	$26,283
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,376)	(874)	(2,985)	7
Total other comprehensive income	(2,376)	(874)	(2,985)	7
Comprehensive income	$11,295	$7,029	$43,854	$26,290

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$20,424	$17,655
Accounts receivable, less allowances of $2,932 and $3,229, respectively	128,839	100,691
Income tax receivable	—	2,517
Inventories, net	108,158	93,551
Prepaid expenses and other current assets	10,491	5,500
Total Current Assets	267,912	219,914
Property, plant, and equipment, net	97,898	92,049
Right of use asset - operating leases	29,809	29,285
Goodwill	95,283	88,778
Intangible assets, net	53,408	50,181
Deferred income taxes	105	106
Other	5,309	4,236
Total Assets	$549,724	$484,549

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$97,131	$81,690
Accrued employee compensation	22,635	21,616
Income taxes payable	2,290	—
Accrued taxes payable, other than income taxes	3,704	2,759
Accrued interest	436	966
Other current liabilities	20,463	19,628
Operating lease liability - short-term	6,155	5,341
Finance lease liability - short-term	513	500
Total Current Liabilities	153,327	132,500
Long-term debt	97,961	90,945
Operating lease liability - long-term	23,666	23,815
Finance lease liability - long-term	9,050	9,437
Other liabilities	13,691	13,086
Deferred income taxes	7,052	5,441
Total Liabilities	304,747	275,224

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 36,482,424 and 36,262,259; net of treasury shares of 6,070,033 and 6,290,198, respectively)	22,321	22,172
Additional paid-in capital	313,348	306,720
Accumulated other comprehensive loss	(18,386)	(15,401)
Retained deficit	(72,306)	(104,166)
Total Shareholders’ Equity	244,977	209,325
Total Liabilities and Shareholders’ Equity	$549,724	$484,549

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended September 30, 2022
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at July 1, 2022	$22,304	$311,939	$(16,010)	$(80,975)	$237,258
Net income	—	—	—	13,671	13,671
Foreign currency translation adjustment	—	—	(2,376)	—	(2,376)
Shares issued under incentive plans, net of shares withheld for tax	17	101	—	—	118
Stock compensation expense	—	1,308	—	—	1,308
Declared dividends - $0.135 per share	—	—	—	(5,002)	(5,002)
Balance at September 30, 2022	$22,321	$313,348	$(18,386)	$(72,306)	$244,977

	Quarter Ended September 30, 2021
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at July 1, 2021	$22,109	$304,183	$(14,892)	$(109,419)	$201,981
Net income	—	—	—	7,903	7,903
Foreign currency translation adjustment	—	—	(874)	—	(874)
Shares issued under incentive plans, net of shares withheld for tax	41	670	—	—	711
Stock compensation expense	—	772	—	—	772
Declared dividends - $0.135 per share	—	—	—	(4,968)	(4,968)
Balance at September 30, 2021	$22,150	$305,625	$(15,766)	$(106,484)	$205,525

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2022
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2022	$22,172	$306,720	$(15,401)	$(104,166)	$209,325
Net income	—	—	—	46,839	46,839
Foreign currency translation adjustment	—	—	(2,985)	—	(2,985)
Shares issued under incentive plans, net of shares withheld for tax	149	1,460	—	—	1,609
Stock compensation expense	—	5,168	—	—	5,168
Declared dividends - $0.405 per share	—	—	—	(14,979)	(14,979)
Balance at September 30, 2022	$22,321	$313,348	$(18,386)	$(72,306)	$244,977

	Nine Months Ended September 30, 2021
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2021	$21,939	$300,852	$(15,773)	$(117,918)	$189,100
Net income	—	—	—	26,283	26,283
Foreign currency translation adjustment	—	—	7	—	7
Shares issued under incentive plans, net of shares withheld for tax	211	2,172	—	—	2,383
Stock compensation expense	—	2,601	—	—	2,601
Declared dividends - $0.405 per share	—	—	—	(14,849)	(14,849)
Balance at September 30, 2021	$22,150	$305,625	$(15,766)	$(106,484)	$205,525

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$46,839	$26,283
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	15,963	15,631
Non-cash stock-based compensation expense	5,168	2,601
Gain on disposal of fixed assets	(693)	(1,146)
Other	292	(2,096)
Cash flows provided by (used for) working capital
Accounts receivable	(18,751)	(29,528)
Inventories	(7,016)	(21,827)
Prepaid expenses and other current assets	(4,912)	(2,378)
Accounts payable and accrued expenses	13,869	26,004
Net cash provided by (used for) operating activities	50,759	13,544
Cash Flows From Investing Activities
Capital expenditures	(17,615)	(14,264)
Acquisition of business, net of cash acquired	(24,253)	(35,473)
Proceeds from sale of property, plant and equipment	1,525	3,051
Net cash provided by (used for) investing activities	(40,343)	(46,686)
Cash Flows From Financing Activities
Net borrowings from revolving credit facility	7,000	73,400
Repayments of long-term debt	—	(40,000)
Payments on finance lease	(374)	(281)
Cash dividends paid	(14,872)	(14,701)
Proceeds from issuance of common stock	2,059	3,235
Shares withheld for employee taxes on equity awards	(450)	(853)
Deferred financing fees	(718)	(1,095)
Net cash provided by (used for) financing activities	(7,355)	19,705
Foreign exchange rate effect on cash	(292)	(35)
Net increase (decrease) in cash	2,769	(13,472)
Cash at January 1	17,655	28,301
Cash at September 30	$20,424	$14,829

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2022.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 11, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of any revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At September 30, 2022 and December 31, 2021, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated to be $37.3 million and $41.0 million, respectively.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at July 1, 2022	$(14,544)	$(1,466)	$(16,010)
Other comprehensive income (loss) before reclassifications	(2,376)	—	(2,376)
Net current-period other comprehensive income (loss)	(2,376)	—	(2,376)
Balance at September 30, 2022	$(16,920)	$(1,466)	$(18,386)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at July 1, 2021	$(13,093)	$(1,799)	$(14,892)
Other comprehensive income (loss) before reclassifications	(874)	—	(874)
Net current-period other comprehensive income (loss)	(874)	—	(874)
Balance at September 30, 2021	$(13,967)	$(1,799)	$(15,766)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2022	$(13,935)	$(1,466)	$(15,401)
Other comprehensive income (loss) before reclassifications	(2,985)	—	(2,985)
Net current-period other comprehensive income (loss)	(2,985)	—	(2,985)
Balance at September 30, 2022	$(16,920)	$(1,466)	$(18,386)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2021	$(13,974)	$(1,799)	$(15,773)
Other comprehensive income (loss) before reclassifications	7	—	7
Net current-period other comprehensive income (loss)	7	—	7
Balance at September 30, 2021	$(13,967)	$(1,799)	$(15,766)

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

The changes in the allowance for credit losses for the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
Balance at January 1	$2,173	$2,335
Provision for expected credit loss, net of recoveries	218	991
Write-offs and other	(469)	(472)
Balance at September 30	$1,922	$2,854

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended September 30, 2022
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$24,476	$—	$—	$24,476
Vehicle	38,158	—	—	38,158
Food and beverage	31,126	—	—	31,126
Industrial	61,898	—	(9)	61,889
Auto aftermarket	—	72,416	—	72,416
Total net sales	$155,658	$72,416	$(9)	$228,065

	For the Quarter Ended September 30, 2021
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$32,355	$—	$—	$32,355
Vehicle	43,700	—	—	43,700
Food and beverage	21,549	—	—	21,549
Industrial	52,060	—	(19)	52,041
Auto aftermarket	—	50,413	—	50,413
Total net sales	$149,664	$50,413	$(19)	$200,058

	For the Nine Months Ended September 30, 2022
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$90,989	$—	$—	$90,989
Vehicle	134,036	—	—	134,036
Food and beverage	88,960	—	—	88,960
Industrial	191,399	—	(29)	191,370
Auto aftermarket	—	181,352	—	181,352
Total net sales	$505,384	$181,352	$(29)	$686,707

	For the Nine Months Ended September 30, 2021
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$95,062	$—	$—	$95,062
Vehicle	127,329	—	—	127,329
Food and beverage	59,365	—	—	59,365
Industrial	135,028	—	(47)	134,981
Auto aftermarket	—	145,119	—	145,119
Total net sales	$416,784	$145,119	$(47)	$561,856

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	September 30,	December 31,	Statement of Financial Position
	2022	2021	Classification
Returns, discounts and other allowances	$(1,010)	$(1,056)	Accounts receivable
Right of return asset	$353	$361	Inventories, net
Customer deposits	$(1,913)	$(1,816)	Other current liabilities
Accrued rebates	$(4,628)	$(3,378)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Selling, General and Administrative expenses for the Company’s manufacturing business and as Cost of sales for the Company’s distribution business. Costs for shipments to customers in Selling, General and Administrative expenses were approximately $2.9 million and $2.8 million for the quarters ended September 30, 2022 and 2021, respectively, and $10.1 million and $7.5 million for the nine months ended September 30, 2022 and 2021, respectively, and in Cost of sales were approximately $3.1 million and $1.9 million for the quarters ended September 30, 2022 and 2021, respectively, and $7.0 million and $5.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Based on the short-term nature of contracts described above, contract acquisition costs are not significant. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3. Acquisitions

Mohawk

On May 31, 2022, the Company acquired the assets of Mohawk, a leading auto aftermarket distributor, which is included in the Distribution Segment. The Mohawk acquisition aligns with the Company's long-term objective to optimize and grow its Distribution business. Cash consideration was $24.3 million, net of $1.1 million of cash acquired. The Company estimated additional consideration payable of approximately $3.3 million, subject to finalization of working capital and other adjustments. The Company funded the acquisition with proceeds from the Loan Agreement described in Note 11.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The acquisition of Mohawk was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. Measurement period adjustments for the quarter and nine months ended September 30, 2022 were minor. The purchase accounting will be finalized within one year from the acquisition date.

Assets acquired:
Accounts receivable	$10,347
Inventories	8,209
Prepaid expenses	104
Other assets - long term	30
Property, plant and equipment	1,171
Right of use asset - operating leases	1,367
Intangible assets	7,810
Goodwill	7,359
Assets acquired	$36,397

Liabilities assumed:
Accounts payable	$5,993
Accrued expenses	1,449
Operating lease liability - short term	399
Operating lease liability - long term	968
Total liabilities assumed	8,809

Net acquisition cost	$27,588

The goodwill represents the future economic benefits arising from other assets acquired that could not be individually and separately recognized, and the Company expects that the goodwill recognized for the acquisition will be deductible for tax purposes.

The intangible assets included above consist of the following:

	Fair Value	Weighted Average Estimated Useful Life
Customer relationships	$5,500	12.0 years
Trade name	2,000	5.0 years
Non-competition agreements	310	5.0 years
Total amortizable intangible assets	$7,810

Trilogy Plastics

On July 30, 2021, the Company acquired the assets of Trilogy, a custom rotational molder specializing in high quality parts and assemblies, which is included in the Materials Handling Segment. The Trilogy acquisition aligns with the Company’s long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. The purchase price for the acquisition was $34.5 million, including a working capital adjustment of $0.3 million which was settled in November 2021. The Company funded the acquisition with proceeds from the Loan Agreement described in Note 11.

The acquisition of Trilogy was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed based on the estimated fair values at the acquisition date. There were no measurement period adjustments recorded in the quarter and nine months ended September 30, 2022.

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

4. Restructuring

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”), a rotational molding business within the Material Handling Segment. The Company is consolidating certain manufacturing operations into a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, as amended in March 2021, Ameri-Kart entered into a lease agreement for a newly constructed manufacturing and distribution facility in Bristol, Indiana. The building became substantially complete in March 2021 as defined in the lease agreement, and the 15-year finance lease of the new Bristol facility commenced. In connection with the lease agreement, Ameri-Kart agreed to sell its original Bristol facility and lease it back for a period of 5 years. During the second quarter of 2021, the sale of the original facility for net proceeds of $2.8 million was completed, which resulted in a gain of $1.0 million, and the lease back commenced. As of September 30, 2022, the new Bristol facility is in service, though minor remaining costs are expected through the fourth quarter of 2022 for reassembly of certain pieces of machinery that had been moved from other locations, such as from the former manufacturing facility in Cassopolis, Michigan that was closed at December 31, 2021.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The Ameri-Kart Plan is expected to be substantially completed in 2022 and total restructuring costs expected to be incurred are approximately $1.9 million, primarily related to equipment relocation and facility shut down costs, which due to their nature will be expensed when incurred. The Company incurred $0.3 million and $0.7 million of restructuring charges during the quarter and nine months ended September 30, 2022, respectively, which were recorded within Cost of sales and $0.3 million related to loss on disposal of fixed assets during the nine months ended September 30, 2022. The accrual for unpaid restructuring expenses at December 31, 2021 was $0.5 million and $0.1 million was accrued at September 30, 2022. The Company incurred $0.1 million and $0.2 million of restructuring charges during the quarter and nine months ended September 30, 2021, respectively, which were recorded within Cost of sales.

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 40 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. During 2022, multiple inventory pools had an increase in commodity and other costs that are expected to hold through year-end, and therefore, an adjustment of $1.1 million was made to increase the LIFO reserve and cost of sales for the quarter and nine months ended September 30, 2022. During 2021, the Company incurred an adjustment of $1.6 million to increase the LIFO reserve and cost of sales for the quarter and nine months ended September 30, 2021.

Inventories consisted of the following:

	September 30,	December 31,
	2022	2021
Finished and in-process products	$65,576	$56,684
Raw materials and supplies	42,582	36,867
	$108,158	$93,551

6. Other Liabilities

The balance in Other Current Liabilities is comprised of the following:

	September 30,	December 31,
	2022	2021
Customer deposits and accrued rebates	$6,541	$5,194
Dividends payable	5,549	5,441
Accrued litigation, claims and professional fees	574	777
Current portion of environmental reserves	1,429	1,429
Other accrued expenses	6,370	6,787
	$20,463	$19,628

The balance in Other Liabilities (long-term) is comprised of the following:

	September 30,	December 31,
	2022	2021
Environmental reserves	$10,614	$8,298
Supplemental executive retirement plan liability	958	1,176
Pension liability	276	421
Other long-term liabilities	1,843	3,191
	$13,691	$13,086

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

7. Goodwill and Intangible Assets

The change in goodwill for the nine months ended September 30, 2022 was as follows:

	Distribution	Material Handling	Total
January 1, 2022	$7,648	$81,130	$88,778
Acquisition	7,359	—	7,359
Foreign currency translation	—	(854)	(854)
September 30, 2022	$15,007	$80,276	$95,283

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $9.8 million at both September 30, 2022 and December 31, 2021. Refer to Note 3 for the intangible assets acquired through the Mohawk acquisition in May 2022 and the Trilogy acquisition in July 2021.

8. Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding basic	36,472,378	36,195,560	36,383,398	36,103,894
Dilutive effect of stock options and restricted stock	244,775	206,716	295,557	224,871
Weighted average common shares outstanding diluted	36,717,153	36,402,276	36,678,955	36,328,765

Options to purchase 114,540 shares of common stock that were outstanding for the quarter and nine months ended September 30, 2022 and 42,945 for the quarter ended September 30, 2021 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. There were no options to purchase shares of common stock excluded from the computation of diluted earnings for the nine months ended September 30, 2021.

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

Stock compensation expense was approximately $1.3 million and $0.8 million for the quarters ended September 30, 2022 and 2021, respectively and $5.2 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively. These expenses are included in Selling, General and Administrative expenses. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at September 30, 2022 was approximately $9.3 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

During the fourth quarter of 2018, Buckhorn and the EPA finalized the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The AOC is effective as of November 27, 2018, the date that it was executed by the EPA. The AOC and accompanying SOW document the terms, conditions and procedures for Buckhorn’s performance of the RI/FS. In addition, the AOC required $2 million of financial assurance to be provided to the EPA to secure Buckhorn's performance during the estimated life of the RI/FS. In January 2019, a letter of credit was provided to satisfy this assurance requirement. The AOC also includes provisions for payment of the EPA’s costs of oversight of the RI/FS. A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, Buckhorn received preliminary estimates from its environmental consultants for the cost of the execution of the work plan. In late 2021 and throughout 2022, Buckhorn and the EPA have been actively discussing the scope of the activities in the work plan, resulting in changes to the estimated costs to perform the work plan. Cost estimates will continue to be refined as the work plan is finalized and as the activities are performed over a period expected to last several years. Buckhorn believes it has insurance coverage which should provide recovery of a substantial portion of the estimated investigation costs; however, as of September 30, 2022, Buckhorn has not recognized potential recovery in its condensed consolidated financial statements.

As part of the Notice Letter in 2015, the EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mine from 1993 through February 2014 ("Past Costs Claim"). In December 2020, the EPA updated its Past Costs Claim to include costs incurred from March 2014 through June 2020, which it further revised through September 2022 to a total claim of $2.0 million, plus interest. Buckhorn has reached an agreement in principle with the EPA to resolve the past costs claim for $1.9 million with no interest, subject to finalization and execution of a settlement agreement which is expected to occur in the fourth quarter of 2022.

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $13.9 million of costs, of which approximately $3.4 million has been paid through September 30, 2022, net of insurance recoveries. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to demands issued by the EPA under the AOC. Expenses of $1.5 million and $2.8 million were recorded related to the New Idria Mine for the quarter and nine months ended September 30, 2022, primarily related to updated estimates of the cost to perform the RI/FS. No expenses were recorded for the quarter and nine months ended September 30, 2021. As of September 30, 2022, Buckhorn has a total reserve of $10.5 million related to the New Idria Mine, of which $1.1 million is classified in Other Current Liabilities and $9.4 million in Other Liabilities (long-term).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County, whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. The latest estimates received in 2016 from the County provided for an expanded scope and revised the estimate of total costs for implementing the project to between $3.3 million and $4.4 million. No costs were incurred related to New Almaden in the quarters or nine months ended September 30, 2022 or 2021. As of September 30, 2022, the Company has a total reserve of $1.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $1.2 million in Other Liabilities (long-term).

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

On June 28, 2021, the Scepter companies filed with the District Court a motion for leave to add new parties and assert counterclaims alleging antitrust related violations of certain provisions of the Sherman Act and Clayton Act. The Court granted the motion and the Scepter companies filed a Second Amended Complaint on October 1, 2021. On November 15, 2021, No Spill and the new counterclaim defendants filed a Motion to Dismiss the counterclaims, which was granted by the District Court on April 6, 2022. On January 6, 2022, the District Court bifurcated the patent infringement and invalidity issues from the antitrust and other issues in the case. Initial discovery has concluded, and September 19, 2022, was the deadline for filing dispositive motions. The trial on patent infringement and invalidity is scheduled for March 2023.

The Scepter companies intend to continue defending themselves vigorously in this matter. Based on available information, an unfavorable outcome is not considered to be probable, and any possible losses from an adverse outcome are not reasonably estimable, and no contingent loss has been recorded. Due to the inherent uncertainties of litigation, the Company cannot accurately predict whether any unfavorable outcome of this matter could have a material impact on its results of operations, financial condition, or cash flows.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	September 30,	December 31,
	2022	2021
Loan Agreement	$60,000	$53,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	98,000	91,000
Less unamortized deferred financing costs	39	55
	97,961	90,945
Less current portion long-term debt	—	—
Long-term debt	$97,961	$90,945

On September 29, 2022, the Company entered into a Seventh Amended and Restated Loan Agreement (the “Seventh Amendment”), which amended the Sixth Amended and Restated Loan Agreement (the "Sixth Amendment"), dated March 12, 2021. The Seventh Amendment, among other things, extended the maturity date to September 2027 from March 2024. The Seventh Amendment did not change the senior revolving credit facility's $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility, or the outstanding letters of credit. In connection with the Seventh Amendment, the Company incurred $0.9 million of deferred financing fees, which are included in Other Assets (long-term), which are expected to be amortized to Interest expense over the term of the Loan Agreement (defined below).

In March 2021, the Company entered into the Sixth Amendment, which amended the Fifth Amended and Restated Loan Agreement (collectively with the Sixth and Seventh Amendments, the “Loan Agreement”) dated March 2017. The Sixth Amendment increased the senior revolving credit facility’s borrowing limit to $250 million from $200 million, extended the maturity date to March 2024 from March 2022, and increased flexibility of the financial and other covenants and provisions. Amounts borrowed under the credit facility are secured by pledges of stock of certain of the Company’s foreign subsidiaries and guaranties of certain of its domestic subsidiaries. In connection with the Sixth Amendment, the Company incurred $1.1 million of deferred financing fees, which are included in Other Assets (long-term) and being amortized to Interest expense over the term of the Loan Agreement.

As of September 30, 2022, the Company had $184.3 million available under the Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.7 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Existing borrowings under the Loan Agreement are primarily based at the LIBOR rate, plus the applicable margin as set forth in the Loan Agreement. New borrowings will transition from LIBOR to Term SOFR, RFR, EURIBOR and CDOR-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges of stock of certain of the Company’s foreign subsidiaries and guaranties of certain of its domestic subsidiaries.

The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11.0 million to $15.0 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually, and maturing between January 2024 and January 2026. At September 30, 2022, $38.0 million of the Notes were outstanding. In January 2021, the Company repaid a $40.0 million note upon maturity with a combination of cash and proceeds under the Loan Agreement.

The weighted average interest rate on borrowings under the Company’s long-term debt was 5.50% and 4.24% for the quarters ended September 30, 2022 and 2021, respectively, and 4.55% and 4.84% for the nine months ended September 30, 2022 and 2021, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

As of September 30, 2022, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

12. Income Taxes

The Company’s effective tax rate was 24.8% and 25.5% for the quarter and nine months ended September 30, 2022 compared to 26.6% and 26.0% for the quarter and nine months ended September 30, 2021. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.8 million at September 30, 2022 and December 31, 2021.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of September 30, 2022, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2015. The Company’s 2017 U.S. Federal tax return is currently under audit by the Internal Revenue Service (“IRS”). The IRS began the examination in 2019 and there have been no changes resulting from this audit as of September 30, 2022. The Company is subject to state and local examinations for tax years of 2017 through 2020. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2016 through 2021.

13. Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for manufacturing facilities, distribution centers, warehouses, office space and equipment, with remaining lease terms of one to fourteen years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the statement of financial position; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Operating leases with an initial term greater than 12 months are included in Right of use asset – operating leases (“ROU assets”), Operating lease liability – short term, and Operating lease liability – long term and finance leases are included in Property, plant and equipment, Finance lease liability – short term, and Finance lease liability – long term in the Condensed Consolidated Statement of Financial Position (Unaudited).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to leases include:

		September 30,	December 31,
	Classification	2022	2021
Assets:
Operating lease assets	Right of use asset - operating leases	$29,809	$29,285
Finance lease assets	Property, plant and equipment, net	9,248	9,765
Total lease assets		$39,057	$39,050

Liabilities:
Current	Operating lease liability - short-term	$6,155	$5,341
Long-term	Operating lease liability - long-term	23,666	23,815
Total operating lease liabilities		29,821	29,156
Current	Finance lease liability - short-term	513	500
Long-term	Finance lease liability - long-term	9,050	9,437
Total finance lease liabilities		9,563	9,937
Total lease liabilities		$39,384	$39,093

The components of lease expense include:

		For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease cost (1)	Cost of sales	$1,440	$1,374	$4,172	$3,620
Operating lease cost (1)	Selling, general and administrative expenses	803	618	2,081	1,713
Finance lease cost
Amortization expense	Cost of sales	172	172	517	402
Interest expense on lease liabilities	Interest expense, net	85	90	256	209
Total lease cost		$2,500	$2,254	$7,026	$5,944
(1)
Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended September 30,
Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,074	$4,201
Operating cash flows from finance leases	$256	$209
Financing cash flows from finance leases	$374	$281
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,638	$7,146
Finance leases	$—	$10,339

Lease Term and Discount Rate	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	6.62	7.27
Finance leases	13.42	14.17
Weighted-average discount rate:
Operating leases	3.6%	3.4%
Finance leases	3.5%	3.5%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Maturity of Lease Liabilities - As of September 30, 2022	Operating Leases	Finance Leases	Total
2022 (1)	$1,805	$210	$2,015
2023	6,777	840	7,617
2024	5,160	861	6,021
2025	4,315	865	5,180
2026	3,796	865	4,661
After 2026	11,561	8,408	19,969
Total lease payments	33,414	12,049	45,463
Less: interest	(3,593)	(2,486)	(6,079)
Present value of lease liabilities	$29,821	$9,563	$39,384
(1)
Represents amounts due in 2022 after September 30, 2022

The Company has operating leases for four facilities within the Material Handling Segment that are with a related party. Total right of use assets related to these related party leases were $4.4 million and $3.6 million at September 30, 2022 and December 31, 2021, respectively. Total operating lease liabilities related to these related party leases were $4.3 million and $3.4 million at September 30, 2022 and December 31, 2021, respectively. Total lease expense from these related party leases were $0.5 million and $0.4 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and was $1.3 million in both the nine months ended September 30, 2022 and September 30, 2021.

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

The Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive under-vehicle repair and the manufacture of tire repair and retreading products. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment also manufactures and sells certain traffic markings, including reflective highway marking tape. The Distribution Segment operates domestically through its sales offices and nine regional distribution centers in the United States, and in certain foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, truck stop operations, auto dealers, general service and repair centers, tire re-treaders, and government agencies. The acquisition of Mohawk, described in Note 3, is included in the Distribution Segment.

Total sales from foreign business units were approximately $13.9 million and $11.7 million for the quarters ended September 30, 2022 and 2021, respectively, and $40.4 million and $34.8 million for the nine months ended September 30, 2022 and 2021, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Summarized segment detail for the quarters and nine months ended September 30, 2022 and 2021 are presented in the following table:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales
Material Handling	$155,658	$149,664	$505,384	$416,784
Distribution	72,416	50,413	181,352	145,119
Inter-company sales	(9)	(19)	(29)	(47)
Total net sales	$228,065	$200,058	$686,707	$561,856

Operating income
Material Handling (1)	$23,962	$15,066	$83,216	$49,895
Distribution (2)	4,899	4,377	12,469	10,029
Corporate (2) (3)	(8,964)	(7,626)	(28,766)	(21,373)
Total operating income	19,897	11,817	66,919	38,551
Interest expense, net	(1,719)	(1,056)	(4,077)	(3,050)
Income before income taxes	$18,178	$10,761	$62,842	$35,501

(1)
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
(3)
In the quarter and nine months ended September 30, 2022, the Company recognized $1.5 million and $2.8 million, respectively, of charges to increase the estimated environmental liability as described in Note 10. Environmental charges are not included in segment results and are shown with Corporate.

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

The Company’s results of operations for the quarter and nine months ended September 30, 2022 are discussed below. The current economic environment includes heightened risks from inflation, interest rates, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including the conflict between Russia and Ukraine, and the COVID-19 pandemic. Russia’s invasion of Ukraine in the first quarter of 2022 has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. While many of the public safety measures in response to the COVID-19 pandemic have been lifted or relaxed, it is possible that new or previously lifted measures could be implemented in the future. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended September 30, 2022 to the Quarter Ended September 30, 2021

Net Sales:

(dollars in thousands)	Quarter Ended September 30,
Segment	2022	2021	Change	% Change
Material Handling	$155,658	$149,664	$5,994	4.0%
Distribution	72,416	50,413	22,003	43.6%
Inter-company sales	(9)	(19)	10
Total net sales	$228,065	$200,058	$28,007	14.0%

Net sales for the quarter ended September 30, 2022 were $228.1 million, an increase of $28.0 million or 14.0% compared to the quarter ended September 30, 2021. Net sales increased due to higher pricing of $21.1 million. Net sales also increased due to $19.4 million of incremental sales from the acquisitions of Mohawk on May 31, 2022, included in the Distribution Segment, and Trilogy on July 30, 2021, included in the Material Handling Segment. Mohawk's annual sales were approximately $65 million and Trilogy’s annual sales were approximately $35 million at the times of their acquisitions. The increase in net sales was partially offset by lower volume/mix of $12.1 million and the effect of unfavorable currency translation of $0.4 million. Beginning in February 2021, the Company began to implement a series of pricing increases across a majority of its portfolio of products in response to rising raw material and other production costs.

Net sales in the Material Handling Segment increased $6.0 million or 4.0% for the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021. Net sales increased due to higher pricing of $17.2 million and due to $2.9 million of incremental sales from the acquisition of Trilogy on July 30, 2021. The increase in net sales was partially offset by lower volume/mix of $13.7 million and the effect of unfavorable currency translation of $0.4 million.

Net sales in the Distribution Segment increased $22.0 million or 43.6% for the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021, primarily due to higher pricing of $3.9 million, $16.6 million of incremental sales from the acquisition of Mohawk on May 31, 2022 and due to higher volume/mix of $1.5 million.

Cost of Sales & Gross Profit:

	Quarter Ended September 30,
(dollars in thousands)	2022	2021	Change	% Change
Cost of sales	$156,417	$145,860	$10,557	7.2%
Gross profit	$71,648	$54,198	$17,450	32.2%
Gross profit as a percentage of sales	31.4%	27.1%

Gross profit increased $17.5 million, or 32.2%, for the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021, due to increased contribution from higher pricing as described under Net Sales above and the acquisitions of Mohawk on May 31, 2022 and Trilogy on July 30, 2021. Partially offsetting these contributions were increased labor costs and an unfavorable sales mix. As a result, gross profit margin was 31.4% for the quarter ended September 30, 2022 compared with 27.1% for the quarter ended September 30, 2021.

Selling, General and Administrative Expenses:

	Quarter Ended September 30,
(dollars in thousands)	2022	2021	Change	% Change
SG&A expenses	$51,756	$42,531	$9,225	21.7%
SG&A expenses as a percentage of sales	22.7%	21.3%

Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2022 were $51.8 million, an increase of $9.2 million or 21.7% compared to the same period in the prior year. Increases in SG&A expenses in the third quarter 2022 were primarily due to $3.7 million of higher salaries, benefits and incentive compensation, $0.7 million of higher variable selling expenses, $0.3 million of higher facility costs, $3.9 million of incremental SG&A from the acquisitions of Mohawk on May 31, 2022 and Trilogy on July 30, 2021 and $1.5 million of environmental charges, as described in Note 10, partially offset by $0.6 million of lower professional service fees.

Net Interest Expense:

	Quarter Ended September 30,
(dollars in thousands)	2022	2021	Change	% Change
Net interest expense	$1,719	$1,056	$663	62.8%
Average outstanding borrowings, net	$120,315	$93,120	$27,195	29.2%
Weighted-average borrowing rate	5.50%	4.24%

Net interest expense for the quarter ended September 30, 2022 was $1.7 million, an increase of $0.7 million, or 62.8%, compared with $1.1 million for the quarter ended September 30, 2021. The higher net interest expense was due to higher average outstanding borrowings in the current year and a higher weighted-average borrowing rate.

Income Taxes:

	Quarter Ended September 30,
(dollars in thousands)	2022	2021
Income from continuing operations before income taxes	$18,178	$10,761
Income tax expense	$4,507	$2,858
Effective tax rate	24.8%	26.6%

The Company’s effective tax rate was 24.8% for the quarter ended September 30, 2022, compared to 26.6% for the quarter ended September 30, 2021. The decrease in the effective tax rate was driven primarily by lower state taxes and estimated non-deductible expenses.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Net Sales:

(dollars in thousands)	Nine Months Ended September 30,
Segment	2022	2021	Change	% Change
Material Handling	$505,384	$416,784	$88,600	21.3%
Distribution	181,352	145,119	36,233	25.0%
Inter-company sales	(29)	(47)	18
Total net sales	$686,707	$561,856	$124,851	22.2%

Net sales for the nine months ended September 30, 2022 were $686.7 million, an increase of $124.9 million or 22.2% compared to the nine months ended September 30, 2021. Net sales increased due to higher pricing of $86.7 million. Net sales also increased due to $46.6 million of incremental sales from the acquisitions of Mohawk on May 31, 2022, included in the Distribution Segment, and Trilogy on July 30, 2021, included in the Material Handling Segment. Mohawk's annual sales were approximately $65 million and Trilogy’s annual sales were approximately $35 million at the times of the acquisitions. The increase in net sales was partially offset by lower volume/mix of $7.6 million and the effect of unfavorable currency translation of $0.9 million. Beginning in February 2021, the Company began to implement a series of pricing increases across a majority of its portfolio of products in response to rising raw material and other production costs.

Net sales in the Material Handling Segment increased $88.6 million or 21.3% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Net sales increased due to higher pricing of $72.8 million. Net sales also increased due to $24.0 million of incremental sales from the acquisition of Trilogy on July 30, 2021. The increase in net sales was partially offset by lower volume/mix of $7.3 million and the effect of unfavorable currency translation of $0.9 million.

Net sales in the Distribution Segment increased $36.2 million or 25.0% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher pricing of $13.9 million and due to $22.6 million of incremental sales from the acquisition of Mohawk on May 31, 2022. The increase in net sales was partially offset by lower volume/mix of $0.3 million.

Cost of Sales & Gross Profit:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Change	% Change
Cost of sales	$468,415	$402,251	$66,164	16.4%
Gross profit	$218,292	$159,605	$58,687	36.8%
Gross profit as a percentage of sales	31.8%	28.4%

Gross profit increased $58.7 million, or 36.8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to increased contribution from higher pricing as described under Net Sales above and the acquisitions of Mohawk on May 31, 2022 and Trilogy on July 30, 2021. Partially offsetting these contributions were higher raw material costs, increased labor costs, and unfavorable sales mix. As a result, gross profit margin was 31.8% for the nine months ended September 30, 2022 compared with 28.4% for the nine months ended September 30, 2021.

Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Change	% Change
SG&A expenses	$152,066	$122,200	$29,866	24.4%
SG&A expenses as a percentage of sales	22.1%	21.7%

SG&A expenses for the nine months ended September 30, 2022 were $152.1 million, an increase of $29.9 million or 24.4% compared to the same period in the prior year. Increases in SG&A expenses in 2022 were primarily due to $13.2 million of higher salaries, benefits and incentive compensation, $4.0 million of higher variable selling expenses, $2.5 million of higher facility costs, $7.6 million of incremental SG&A from the acquisitions of Mohawk on May 31, 2022 and Trilogy on July 30, 2021 and $2.8 million of environmental charges, as described in Note 10, partially offset by $0.3 million of lower professional service fees.

Gain on Disposal of Fixed Assets:

During the nine months ended September 30, 2022 the company recognized gains on disposal of fixed assets of $0.7 million primarily related to the sale of fixed assets in the current year as compared to $1.1 million in gains on disposal of fixed assets recognized during the nine months ended September 30, 2021 which primarily related to the sale and leaseback of a facility as discussed in Note 4.

Net Interest Expense:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Change	% Change
Net interest expense	$4,077	$3,050	$1,027	33.7%
Average outstanding borrowings, net	$113,812	$79,878	$33,934	42.5%
Weighted-average borrowing rate	4.55%	4.84%

Net interest expense for the nine months ended September 30, 2022 was $4.1 million, an increase of $1.0 million, or 33.7%, compared with $3.1 million for the nine months ended September 30, 2021. The higher net interest expense was due to higher average outstanding borrowings in the current year, partially offset by the lower borrowing rate.

Income Taxes:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Income from continuing operations before income taxes	$62,842	$35,501
Income tax expense	$16,003	$9,218
Effective tax rate	25.5%	26.0%

The Company’s effective tax rate was 25.5% for the nine months ended September 30, 2022, compared to 26.0% for the nine months ended September 30, 2021. The decrease in the effective tax rate was primarily the result of lower state taxes and estimated non-deductible expenses.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At September 30, 2022, the Company had $20.4 million of cash, $184.3 million available under the Loan Agreement and outstanding debt of $107.5 million, including the finance lease liability of $9.6 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and the heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Net cash provided by operating activities was $50.8 million for the nine months ended September 30, 2022, compared to $13.5 million in the same period in 2021. The increase was primarily due to higher net income in the current year partially offset by higher working capital driven by increases in accounts receivable and inventory.

Investing Activities

Net cash used by investing activities was $40.3 million for the nine months ended September 30, 2022 compared to cash used of $46.7 million for the same period in 2021. In 2022, the Company paid $24.3 million to acquire Mohawk and estimates approximately $3.3 million of working capital and other adjustments to be paid in the balance of 2022 as discussed in Note 3. The Company also received in 2022 proceeds of $1.5 million from the sale of fixed assets. In 2021, the Company paid $34.3 million to acquire Trilogy and the working capital adjustment of $1.2 million related to the November 10, 2020 acquisition of Elkhart Plastics as discussed in Note 3, and received proceeds from the sale of a facility of $2.8 million as discussed in Note 4. Capital expenditures were $17.6 million and $14.3 million for the nine months ended September 30, 2022 and 2021, respectively, including $1.4 million to purchase the manufacturing assets of a rotational molding facility in Decatur, Georgia. Full year 2022 capital expenditures are expected to be approximately $25 million to $28 million.

Financing Activities

Cash used by financing activities was $7.4 million for the nine months ended September 30, 2022 compared to cash provided of $19.7 million for the same period in 2021. Net borrowings on the credit facility for the nine months ended September 30, 2022 and 2021 were $7.0 million and $73.4 million, respectively. In 2021, the Company repaid a $40.0 million Senior Unsecured Note when it matured in January 2021 with a combination of cash and proceeds under the Loan Agreement. Fees paid for the amendment and extension of the Loan Agreement in September 2022 and March 2021 totaled $0.7 million and $1.1 million, respectively. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $2.1 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively. The Company also used cash to pay dividends of $14.9 million and $14.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Credit Sources

On September 29, 2022, the Company entered into a Seventh Amended and Restated Loan Agreement (the “Seventh Amendment”), which amended the Sixth Amended and Restated Loan Agreement (the "Sixth Amendment"), dated March 12, 2021. The Seventh Amendment, among other things, extended the maturity date to September 2027 from March 2024. There was no change to the credit facility's borrowing limit of $250 million.

In March 2021, the Company entered into the Sixth Amendment, which amended the Fifth Amended and Restated Loan Agreement (collectively with the Sixth and Seventh Amendments, the “Loan Agreement”) dated March 2017. The Sixth Amendment increased the senior revolving credit facility’s borrowing limit to $250 million from $200 million, extended the maturity date to March 2024 from March 2022, and increased flexibility of the financial and other covenants and provisions.

As of September 30, 2022, $184.3 million was available under the Loan Agreement, after borrowings and $5.7 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Existing borrowings under the Loan Agreement are primarily based at the LIBOR rate, plus the applicable margin as set forth in the Loan Agreement. New borrowings will transition from LIBOR to Term SOFR, RFR, EURIBOR and CDOR-based borrowing rates.

At September 30, 2022, $38 million face value of Senior Unsecured Notes are outstanding. The series of notes range in face value from $11 million to $15 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually. As described in Note 11, $26.0 million of the Senior Unsecured Notes mature on January 15, 2024 and $12.0 million mature on January 15, 2026.

As of September 30, 2022, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended September 30, 2022 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	21.31
Leverage Ratio	3.25 to 1 (maximum)	1.01

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Existing borrowings under the Loan Agreement are primarily based at the LIBOR rate, plus the applicable margin as set forth in the Loan Agreement. New borrowings under the Loan Agreement will transition from LIBOR to Term SOFR, RFR, EURIBOR and CDOR-based borrowing rates. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Based on current debt levels at September 30, 2022, if market interest rates increase one percent, the Company’s annual variable interest expense would increase approximately $0.6 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally ranges from $1 million to $3 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At September 30, 2022, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at September 30, 2022. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

On May 31, 2022, the Company acquired the assets of Mohawk. As permitted by SEC rules and regulations, the scope of management’s evaluation of internal control over financial reporting as of September 30, 2022 did not include an evaluation of the internal control over financial reporting of Mohawk. However, we are extending our oversight and monitoring processes that support our review of internal control over financial reporting to include Mohawk’s operations.

During the nine months ended September 30, 2022, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plan during the quarter ended September 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
7/1/2022 to 7/31/2022	—	$—	5,547,665	2,452,335
8/1/2022 to 8/31/2022	—	—	5,547,665	2,452,335
9/1/2022 to 9/30/2022	—	—	5,547,665	2,452,335

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
10.1

Seventh Amended and Restated Loan Agreement, dated September 29, 2022, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K filed with the SEC on October 4, 2022.

10.2

Fourth Amendment to Note Purchase Agreement, dated September 29, 2022, among Myers Industries, Inc., the subsidiary guarantors identified therein and each of the institutions which is a signatory thereto. Reference is made to Exhibit 10.2 to Form 8-K filed with the SEC on October 4, 2022.

31.1	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Monica P. Vinay, Interim Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Monica P. Vinay, Interim Chief Financial Officer, of Myers Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

October 27, 2022	/s/ Monica P. Vinay
Monica P. Vinay
Interim Chief Financial Officer (Principal Financial and Accounting Officer)