Form 10-K
period 2022-12-31
MYERS INDUSTRIES INC
filed 2023-03-03
CIK 69488

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2022: $470,633,174

Indicate the number of shares outstanding of registrant’s common stock as of February 24, 2023: 36,563,078 Shares of Common Stock, without par value.

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

As of December 31, 2022, the Company operated seventeen manufacturing facilities, seven sales offices, nine distribution centers and three distribution branches located throughout North and Central America; and has approximately 2,500 employees.

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

The Company’s business strategy is focused on transforming its Material Handling Segment into a high-growth, customer-centric innovator of engineered plastic solutions while continuing to optimize and grow its Distribution Segment. Myers Industries’ long-term plan is comprised of three, three-year horizons, each outlining specific actions to drive profitable revenue growth. Actions during the first horizon are focused on four strategic pillars:

•
driving organic growth through sales and commercial excellence, pricing focus, innovation and e-commerce;
•
operational excellence through continuous improvement, purchasing rigor and selling, general and administrative (“SG&A”) expense optimization;
•
complementing organic growth through bolt on acquisitions that can expand opportunities in current and adjacent markets; and
•
developing a high-performance mindset and culture focused on safety first, talent development, inclusion, servant leadership and community involvement.

The Company has made substantial progress against the first horizon of its strategic plan, which was introduced in late 2020. In 2023, the Company is beginning the transition from horizon one to horizon two, continuing to execute on the four pillars above while exploring larger acquisitions.

Description of Business

The Company conducts its business activities in two distinct business segments, Material Handling and Distribution, consistent with the manner in which the Company’s Chief Operating Decision Maker evaluates performance and makes resource allocation decisions.

The Material Handling Segment manufactures a broad selection of durable plastic reusable containers that are used repeatedly during the course of their service life. At the end of their service life, these highly sustainable products can be recovered, recycled, and reprocessed into new products. The Material Handling Segment’s products include pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded or blow molded. Injection molding and blow molding primarily use electric power to heat and press resin into molds to form the products. Rotational molding involves multi-axis rotation of molds in natural gas fired ovens to form the resin into our products. The Material Handling Segment conducts operations in the United States and Canada. The Material Handling Segment serves a wide variety of markets, including industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer markets, among others. Products are sold both directly to end-users and through distributors.

The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire servicing, wheel and automotive under-vehicle service on passenger, heavy truck and off-road vehicles and the manufacturing of tire repair materials and custom rubber products. The Distribution Segment also manufactures and sells permanent and temporary reflective highway marking tape. The Distribution Segment operates domestically through its sales offices and nine regional distribution centers in the United States, and in certain foreign countries through export sales as well as branch operations principally in Central America. The Distribution Segment serves retail and truck tire dealers, commercial auto and truck fleets, truck stop operations, auto dealers, general service and repair centers, tire re-treaders, and government agencies.

On May 31, 2022, the Company acquired the assets of Mohawk Rubber Sales of New England Inc. (“Mohawk”), a leading auto aftermarket distributor, which is included in the Company’s Distribution Segment. Mohawk’s annual sales were approximately $65 million at the time of the acquisition.

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

The following table summarizes the key attributes of the business segments for the year ended December 31, 2022:

Material Handling Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$647.6	•	Plastic Reusable Containers &	•	Akro-Mils®	•	Plastic Rotational Molding	•	Agriculture
72%		Pallets	•	Jamco®	•	Plastic Injection Molding	•	Automotive
	•	Plastic Storage &	•	Buckhorn®	•	Structural Foam Molding	•	Food Processing
		Organizational Products	•	Ameri-Kart®	•	Plastic Blow Molding	•	Food Distribution
	•	Plastic and Metal Carts	•	Scepter®	•	Material Regrind & Recycling	•	Healthcare
	•	Metal Cabinets	•	Elkhart Plastics™	•	Product Design	•	Industrial
	•	Custom Products	•	Trilogy Plastics	•	Prototyping	•	Manufacturing
					•	Product Testing	•	Retail Distribution
					•	Material Formulation	•	Wholesale Distribution
					•	Plastic Thermoforming	•	Consumer
					•	Infrared Welding	•	Recreational Vehicle
					•	Metal Forming	•	Marine
					•	Stainless Steel Forming	•	Military
					•	Powder Coating	•	Custom

Distribution Segment
Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$252.0	•	Tire Valves & Accessories	•	Myers Tire Supply®	•	Broad Sales Coverage	•	Retail Tire Dealers
28%	•	Tire Changing &	•	Myers Tire Supply	•	Local Sales	•	Truck Tire Dealers
		Balancing Equipment		International	•	Nine Strategically Placed	•	Auto Dealers
	•	Lifts & Alignment Equipment	•	Patch Rubber Company®		Distribution Centers	•	Commercial Auto & Truck
	•	Service Equipment	•	Elrick	•	International Distribution		Fleets
	•	Hand Tools	•	Fleetline	•	Personalized Service	•	General Repair & Services
	•	Tire Repair & Retread	•	MTS	•	National Accounts		Facilities
		Equipment & Supplies	•	Mohawk Rubber Sales	•	Product Training	•	Tire Re-treaders
	•	Brake, Transmission & Allied	•	Seymoure	•	Repair/Service Training	•	Tire Repair
		Service Equipment & Supplies	•	Tuffy	•	New Products/Services	•	Governmental Agencies
	•	Highway Markings	•	Advance Traffic Markings		“Speed to Market”	•	Telecommunications
	•	Industrial Rubber	•	MXP™	•	Rubber Mixing	•	Industrial
	•	General Shop Supplies			•	Rubber Compounding	•	Road Construction
	•	Tire Pressure Monitoring System			•	Rubber Calendaring	•	Mining
					•	Tiered Product Offerings	•	Truck Stop Operations

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

Elkhart Plastics, which was acquired in November 2020, is another industry leading manufacturer of rotationally molded water, fuel and waste handling tanks, intermediate bulk containers, plastic trim and parts used in recreational vehicle, marine, agriculture, commercial construction equipment, heavy truck equipment, material handling and more. Custom plastics are manufactured in a variety of lengths, shapes and thicknesses to meet customer needs.

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

Distribution Segment

The Distribution Segment includes the Myers Tire Supply®, Myers Tire Supply International, Tuffy Manufacturing, Mohawk Rubber Sales and Patch Rubber Company® brands. Within the Distribution Segment the Company sources and manufactures top of the line products for the tire, wheel and under-vehicle service industry.

With these brands, the Distribution Segment is the largest U.S. distributor and single source for tire, wheel and under-vehicle service tools, equipment and supplies. The Company buys and sells over 30,000 unique items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, truck stop operations, auto dealerships, tire re-treaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their businesses.

While the needs and composition of our distribution markets constantly change, we adapt and deliver new products and services that are crucial to our customers’ success. The new product pipeline is driven by a thorough understanding of the market, its customers’ needs and working closely with suppliers to develop innovative products and services to meet these needs. Tailored products, services and field support including access to leading suppliers, an expansive customer care team and a strong national footprint are supported through the Company's leading brands including Myers Tire Supply, Tuffy Manufacturing and Mohawk Rubber Sales. On an international scale, Myers Tire Supply International further distributes these product offerings and services in Central America, through its branch offices, and to other foreign countries, through its U.S. export business.

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

Deliveries of our materials and supplies are primarily made by commercial truck from the United States and Canadian suppliers, but in the case of resin, may also be delivered by rail to certain of our facilities. Within the Distribution Segment many of the products we distribute are imported.

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

Customer Dependence

In 2022, 2021 and 2020, there were no customers that accounted for more than ten percent of total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Human Capital Management

Myers employees are located throughout North and Central America. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. The Company employed approximately 2,500 people globally in both a full-time and part-time capacity as of December 31, 2022. Of these, approximately 1,800 were employed in the Company’s Material Handling Segment while the Distribution Segment employed approximately 600. The Company had approximately 100 Corporate and shared service employees. As of December 31, 2022, the Company had approximately 120 employees represented by a labor union. The collective bargaining agreement between us and the labor union expires June 30, 2025. Myers considers its relationships with its employees and union to be in good standing. The Myers employee base provides the foundation for our Company’s success.

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

Backlog

The backlog of orders for our operations is estimated to have been approximately $102 million at December 31, 2022 and approximately $109 million at December 31, 2021. Generally, our lead time between customer order and product delivery is less than 90 days, and thus our estimated backlog is expected to be substantially delivered within the succeeding three months. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

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

Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices. Our primary raw materials include plastic resins, colorants, steel and natural and synthetic rubbers. Plastic resins in particular are subject to substantial short-term price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced, as well as other factors such as production interruption created by extreme weather conditions or other conditions outside of our control. The Company’s revenue and profitability may be materially and adversely affected by these price fluctuations.

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

Raw material availability is subject to the risk of our suppliers’ ability to supply products to us, which could be affected by the suppliers’ ability to produce and deliver raw materials due to material or labor shortages or labor disputes or strikes. Changes in raw material availability may also occur due to events beyond our control, including natural disasters such as floods, tornadoes, hurricanes and other extreme weather conditions. Our specific molding technologies and/or product specifications can limit our ability to timely locate alternative suppliers to produce certain products. This can occur when there are limited suppliers of certain grades of plastic resins, where the market supply can be temporarily disrupted by an unanticipated loss of capacity from any one such supplier.

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

Additionally, we depend on skilled labor in the manufacturing of our products. High demand for skilled manufacturing labor in the United States has resulted in difficulty hiring, training, and retaining labor. Difficulties in securing skilled labor can result in increased hiring and training costs, increased overtime to meet demand, and increased wage rates to attract and retain workers, and lower manufacturing efficiency due to fewer and less experienced workers which could adversely affect our business or our ability to meet customer demand.

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

We may not realize the improved operating results that we anticipate from past acquisitions, including Mohawk and Trilogy, or from acquisitions we may make in the future, and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

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

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Central America. For the year ended December 31, 2022, international net sales accounted for approximately 6% of our total net sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Equity Ownership Concentration

Based solely on the Schedule 13D/A filed on November 25, 2022, by Mario J. Gabelli, Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Teton Advisors, Inc., Gabelli Foundation, Inc., GGCP, Inc., GAMCO Investors, Inc., Associated Capital Group, Inc. and Gabelli & Company Investment Advisors, Inc., (collectively, the “Gamco Group”), for which the Company disclaims any responsibility for accuracy, the Gamco Group beneficially owned 5,364,631 shares of our common stock, which represented approximately 14.7% of the 36,500,020 shares outstanding at December 31, 2022.

Based solely on the Schedule 13G/A filed on January 23, 2023, by Blackrock, Inc., (“Blackrock”), for which the Company disclaims any responsibility for accuracy, Blackrock beneficially owned 5,767,999 shares of our common stock, which represented approximately 15.8% of the 36,500,020 shares outstanding at December 31, 2022.

Individually or combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.

Risks Related to Data Privacy and Information Security

Our information technology systems have in the past and may in the future experience an interruption or a breach in security.

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

As more fully described in Note 9 to the consolidated financial statements, we are a potentially responsible party (“PRP”) in an environmental proceeding and remediation matter in which substantial amounts may be involved. It is possible that adjustments to reserved expenses will be necessary as new information is obtained, including after finalization and EPA approval of the work plan for the remedial investigation and feasibility study (“RI/FS”). Estimates of Buckhorn’s environmental liabilities are based on current facts, laws, regulations and technology. Estimates of Buckhorn’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA and the number and financial condition of other PRPs that may be named, as well as the extent of their responsibility for the remediation. At this time, we have not accrued for such remediation costs as we are unable to estimate the liability at this time. Additionally, we are party to a consent decree regarding another location pursuant to which we are required to contribute to the costs of the remediation project.

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

First identified in December 2019, the novel coronavirus (“COVID-19”) became a global pandemic and had widespread direct and indirect effects, including in our primary markets and supply chain. Regulatory actions in response to COVID-19 varied across jurisdictions and included closure of nonessential businesses. The most acute effects from the pandemic appear to have subsided to increased immunity levels in the general population and improved therapeutics to treat severe infections. However, recurrences or new variants of COVID-19 or similar pandemics could result in reimplementation of any measures that have been removed or relaxed or the implementation of new regulations, requirements or restrictions. The overall magnitude of the COVID-19 pandemic or any future pandemic, including the extent of its direct and indirect impact on our business, financial position, results of operations or liquidity continues to be inherently uncertain. We may also incur costs or experience further disruption to comply with new or changing regulations in response to the pandemic.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table sets forth certain information with respect to each of the Company's principal properties owned and facilities leased by the Company as of December 31, 2022:

Business Location	Segment	Principal Use	Owned/Leased	Lease Expiration
Akron, Ohio	Corporate/Distribution	Administration and distribution center	Owned	N/A
Akron, Ohio	Material Handling/Corporate	Administration and warehousing	Owned	N/A
Miami, Oklahoma	Material Handling	Manufacturing and distribution	Owned	N/A
Roanoke Rapids, North Carolina	Distribution	Manufacturing and distribution	Owned	N/A
Scarborough, Ontario	Material Handling	Manufacturing and distribution	Owned	N/A
Springfield, Missouri	Material Handling	Manufacturing and distribution	Owned	N/A
Wadsworth, Ohio	Material Handling	Manufacturing and distribution	Owned	N/A
Alpharetta, Georgia	Distribution	Sales and distribution center	Leased	2023
Atlantic, Iowa	Material Handling	Manufacturing and distribution	Leased	2023
Cuyahoga Falls, Ohio	Distribution	Distribution center	Leased	2023
Milford, Ohio	Material Handling	Administration and sales	Leased	2023
Mixco, Guatemala	Distribution	Distribution center	Leased	2023
Salt Lake City, Utah	Distribution	Sales and distribution center	Leased	2023
Salt Lake City, Utah	Distribution	Sales and distribution center	Leased	2023
Southaven, Mississippi	Distribution	Distribution center	Leased	2023
Springfield, Missouri	Material Handling	Warehousing	Leased	2023
Littleton, Colorado	Material Handling	Manufacturing and distribution	Leased	2024
Middlebury, Indiana	Material Handling	Manufacturing and distribution	Leased	2024
San Salvador, El Salvador	Distribution	Distribution center	Leased	2024
Alliance, Ohio	Material Handling	Warehousing	Leased	2025
Houston, Texas	Distribution	Sales and distribution center	Leased	2025
White Pigeon, Michigan	Material Handling	Manufacturing and distribution	Leased	2025
Bristol, Indiana	Material Handling	Manufacturing and distribution	Leased	2026
Juan Diaz, Panama	Distribution	Distribution center	Leased	2026
Midland, Michigan	Corporate	Administration	Leased	2026
Decatur, Georgia	Material Handling	Manufacturing and distribution	Leased	2027
South Bend, Indiana	Material Handling	Manufacturing and distribution	Leased	2027
Hingham, Massachusetts	Distribution	Sales and distribution center	Leased	2028
Pomona, California	Distribution	Sales and distribution center	Leased	2028
Ridgefield, Washington	Material Handling	Manufacturing and distribution	Leased	2029
South Beloit, Illinois	Material Handling	Manufacturing and distribution	Leased	2031
Alliance, Ohio	Material Handling	Manufacturing and distribution	Leased	2032
Alliance, Ohio	Material Handling	Manufacturing and distribution	Leased	2032
Bristol, Indiana	Material Handling	Manufacturing and distribution	Leased	2036

The Company also leases facilities for its sales offices and sales branches in the United States and Central America. All of these locations are used by the Distribution Segment.

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

For information relating to the New Idria Mercury Mine matter, the New Almaden Mine matter, and the Patent Infringement matter, see Note 9, Contingencies, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information concerning the executive officers of the Registrant as of February 24, 2023. Executive officers are appointed annually by the Board of Directors.

Name	Age	Title
Michael P. McGaugh	49	President and Chief Executive Officer
Monica P. Vinay	54	Interim Chief Financial Officer
Jeffrey J. Baker	60	Vice President, Shared Services
James H. Gurnee	65	Vice President, Sales, Marketing, and Commercial Excellence
Paul A. Johnson	58	Vice President, Distribution Segment

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

Ms. Vinay was named Interim Chief Financial Officer effective July 1, 2022, and has been Vice President Investor Relations and Treasurer since July 2013. From 2010, to 2013, Ms. Vinay held various roles at the Company, including Director of Finance and IT for the Distribution segment, Director of Investor and Financial Relations and Director of Investor Relations and Communications. Prior to joining Myers, Ms. Vinay worked at Barnes Group, Inc., in various financial roles including Controller, Barnes Distribution N.A., and Director of Finance, Logistics and Manufacturing Services.

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

PART II

ITEM 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol MYE. The number of shareholders of record at December 31, 2022 was 862. Dividends for the last two years were:

Quarter Ended	2022	2021
March 31	$0.135	$0.135
June 30	0.135	0.135
September 30	0.135	0.135
December 31	0.135	0.135

Purchases of equity securities by the issuer

The following table presents information regarding the Company’s stock repurchase plan during the three months ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/2022 to 10/31/2022	—	$—	5,547,665	2,452,335
11/1/2022 to 11/30/2022	—	—	5,547,665	2,452,335
12/1/2022 to 12/31/2022	—	—	5,547,665	2,452,335

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

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2022

The chart below compares the Company’s cumulative total shareholder return for the five years ended December 31, 2022, to that of the Standard & Poor’s 500 Index – Total Return, the Russell 2000 Index and the Standard & Poor's 600 Materials (Sector) Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100 on December 31, 2017.

	2017	2018	2019	2020	2021	2022
Myers Industries Inc.
Annual Return %		(20.39)	13.84	29.33	(1.11)	14.04
Cum $	100.00	79.61	90.63	117.21	115.91	132.18
S&P 500 Index - Total Return
Annual Return %		(4.38)	31.49	18.40	28.71	(18.11)
Cum $	100.00	95.62	125.72	148.85	191.58	156.88
Russell 2000 Index
Annual Return %		(11.01)	25.52	19.96	14.82	(20.44)
Cum $	100.00	88.99	111.70	134.00	153.85	122.41
S&P 600 Materials (Sector) Index
Annual Return %		(22.25)	20.57	22.68	18.41	(6.09)
Cum $	100.00	77.75	93.74	115.00	136.18	127.88

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

The Company’s results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021 are discussed below. The current economic environment includes heightened risks from inflation, interest rates, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including the conflict between Russia and Ukraine, and the COVID-19 pandemic. Russia’s invasion of Ukraine in the first quarter of 2022 has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. While many of the public safety measures in response to the COVID-19 pandemic have been lifted or relaxed, it is possible that new or previously lifted measures could be implemented in the future. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations: 2022 Compared with 2021

Net Sales:

(dollars in thousands)	Year Ended December 31,
Segment	2022	2021	Change	% Change
Material Handling	$647,619	$564,068	$83,551	14.8%
Distribution	251,966	197,427	54,539	27.6%
Inter-company sales	(38)	(60)	22
Total net sales	$899,547	$761,435	$138,112	18.1%

Net sales for the year ended December 31, 2022 were $899.5 million, an increase of $138.1 million or 18.1% compared to the prior year. Net sales increased due to higher pricing of $95.8 million. Net sales also increased due to $63.8 million of incremental sales from the acquisitions of Mohawk on May 31, 2022, included in the Distribution Segment, and Trilogy on July 30, 2021, included in the Material Handling Segment. Mohawk's annual sales were approximately $65 million and Trilogy’s annual sales were approximately $35 million at the times of their acquisitions. Partially offsetting the increases to net sales was lower overall volume/mix of $19.7 million and the effect of unfavorable currency translation of $1.8 million. Beginning in February 2021, the Company began to implement a series of pricing increases across a majority of its portfolio of products in response to rapidly rising raw material and other production costs.

Net sales in the Material Handling Segment increased $83.6 million or 14.8% for the year ended December 31, 2022 compared to the prior year. Net sales increased due to higher pricing of $78.7 million and due to $24.0 million of incremental sales from the acquisition of Trilogy on July 30, 2021. Partially offsetting the increases to net sales was lower volume/mix of $17.3 million and the effect of unfavorable currency translation of $1.8 million.

Net sales in the Distribution Segment increased $54.5 million or 27.6% in the year ended December 31, 2022 compared to the prior year, primarily due to higher pricing of $17.1 million and due to $39.8 million of incremental sales from the acquisition of Mohawk on May 31, 2022 offset by lower volume/mix of $2.4 million.

Cost of Sales & Gross Profit:

	Year Ended December 31,
(dollars in thousands)	2022	2021	Change	% Change
Cost of sales	$616,181	$550,014	$66,167	12.0%
Gross profit	$283,366	$211,421	$71,945	34.0%
Gross profit as a percentage of sales	31.5%	27.8%

Gross profit increased $71.9 million, or 34.0%, for the year ended December 31, 2022 compared to the prior year due to increased contribution from higher pricing and the acquisitions of Mohawk on May 31, 2022 and Trilogy on July 30, 2021 and $3.0 million of lower raw material costs, partly offset by lower volume/mix as described under Net Sales above, $5.9 million due to cost inflation and $0.8 million from the effect of unfavorable currency translation. As a result, gross profit margin increased to 31.5% for the year ended December 31, 2022 compared to 27.8% for the same period in 2021.

Selling, General and Administrative Expenses:

	Year Ended December 31,
(dollars in thousands)	2022	2021	Change	% Change
SG&A expenses	$199,489	$163,502	$35,987	22.0%
SG&A expenses as a percentage of sales	22.2%	21.5%

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2022 were $199.5 million, an increase of $36.0 million or 22.0% compared to the prior year. Increases in SG&A expenses in 2022 were primarily due to $10.7 million of incremental SG&A from the acquisitions of Mohawk on May 31, 2022 and Trilogy on July 30, 2021, $3.8 million of higher salaries and benefits and $12.1 million of higher incentive compensation and commissions. SG&A expenses also increased $3.8 million due to higher variable selling expenses, $3.1 million due to higher facility costs and $1.8 million due to higher legal and professional fees. Environmental matters described in Note 9 to the consolidated financials resulted in a net $1.4 million expense in the year ended December 31, 2022, including the probable insurance recovery of previously recorded charges, which compared to $0.7 million of charges in the year ended December 31, 2021.

Gain on Disposal of Fixed Assets:

During the year ended December 31, 2022, gains on disposal of fixed assets totaled $0.7 million. During the year ended December 31, 2021, gains on disposal of fixed assets totaled $1.4 million, primarily related to the sale and leaseback of a facility as discussed in Note 6 to the consolidated financial statements.

Other (Income) Expenses:

During the year ended December 31, 2022, a $0.6 million pre-tax impairment loss was recorded to fully impair an investment in a Distribution segment joint venture that was formed in 2013 to distribute tools, supplies and equipment to the auto aftermarket in India. See further discussion in Note 1 to the consolidated financial statements.

During the year ended December 31, 2020, the company recognized an $11.9 million pre-tax gain related to the release from a lease guarantee from HC Companies, Inc. in conjunction with a 2015 sale of its Lawn and Garden business as discussed in Note 1 to the consolidated financial statements.

Net Interest Expense:

	Year Ended December 31,
(dollars in thousands)	2022	2021	Change	% Change
Net interest expense	$5,731	$4,208	$1,523	36.2%
Average outstanding borrowings, net	$112,318	$87,410	$24,908	28.5%
Weighted-average borrowing rate	4.87%	4.56%

Net interest expense for the year ended December 31, 2022 was $5.7 million compared to $4.2 million during 2021. The higher net interest expense was due to higher average outstanding borrowings in the current year, mainly related to the acquisition of Mohawk, and a higher weighted-average borrowing rate in the current year.

Income Taxes:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Income from continuing operations before income taxes	$78,210	$45,093
Income tax expense	$17,943	$11,555
Effective tax rate	22.9%	25.6%

The effective tax rate was 22.9% for the year ended December 31, 2022 compared to 25.6% in the prior year. The decrease in the effective tax rate was primarily the result of the recognition of a previously unrecognized tax benefit and a reduction in state income taxes due to income being earned in lower taxed jurisdictions.

Financial Condition & Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At December 31, 2022, the Company had $23.1 million of cash, $188.3 million available under the Loan Agreement and outstanding debt with face value of $103.4 million, including the finance lease liability of $9.4 million. Our primary contractual obligations relate to our debt and lease arrangements as described in Notes 10 and 13 to the consolidated financial statements. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Cash provided by operating activities was $72.6 million and $44.9 million for the years ended December 31, 2022 and 2021, respectively. The increase was primarily due to higher net income for the year ended December 31, 2022.

Investing Activities

Net cash used by investing activities was $50.4 million for the year ended December 31, 2022 compared to cash used of $50.3 million for the year ended December 31, 2021. In 2022, the Company paid $27.6 million to acquire Mohawk as discussed in Note 3 to the consolidated financial statements. The Company also received in 2022 proceeds of $1.5 million from the sale of fixed assets. In 2021, the Company paid $34.5 million to acquire Trilogy and also settled a working capital adjustment of $1.2 million related to the November 10, 2020 acquisition of Elkhart Plastics as discussed in Note 3 to the consolidated financial statements. The Company also received in 2021 proceeds from the sale of a facility of $2.8 million as discussed in Note 6 to the consolidated financial statements. Capital expenditures were $24.3 million and $17.9 million for the years ended December 31, 2022 and 2021. Capital expenditures in 2022 included $1.4 million to purchase the manufacturing assets of a rotational molding facility in Decatur, Georgia.

Financing Activities

Net cash used by financing activities was $16.3 million for the year ended December 31, 2022 compared to cash used of $5.2 million for the year ended December 31, 2021. Net borrowings on the credit facility for the year ended December 31, 2022 and December 31, 2021 were $3.0 million and $53.0 million, respectively. In 2021, the Company repaid the $40.0 million Senior Unsecured Note that matured in January 2021 with a combination of cash and proceeds under the Loan Agreement (defined below). Fees paid for the amendment and extension of the Loan Agreement in September 2022 and March 2021 totaled $0.9 million and $1.1 million, respectively. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $2.3 million and $3.8 million in 2022 and 2021, respectively. The Company also used cash to pay dividends of $19.8 million and $19.6 million in 2022 and 2021, respectively.

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

As of December 31, 2022, $188.3 million was available under the Loan Agreement, after borrowings and $5.7 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business, including the $2 million provided to the EPA as discussed in Note 9 to the consolidated financial statements. Borrowings under the Loan Agreement bear interest at the Term SOFR, RFR, EURIBOR and CDOR-based borrowing rates.

At December 31, 2022, $38 million face value of Senior Unsecured Notes are outstanding. The series of notes range in face value from $11 million to $15 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually. As described in Note 10, $26.0 million of the Senior Unsecured Notes mature on January 15, 2024 and $12.0 million mature on January 15, 2026.

As of December 31, 2022, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended December 31, 2022 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	20.34
Leverage Ratio	3.25 to 1 (maximum)	0.94

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at December 31, 2022.

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

Contingencies — In the ordinary course of business, the Company is involved in various legal proceedings and contingencies, including environmental matters. When a loss arising from these matters is probable and can reasonably be estimated, the most likely amount of the estimated probable loss is recorded, or if a range of probable loss can be estimated and no amount within the range is a better estimate than any other amount, the minimum amount in the range is recorded. Disclosure of contingent losses is also provided when there is a reasonable possibility that the ultimate loss could exceed the recorded provision or if such probable loss cannot be reasonably estimated. As additional information becomes available, any potential liability related to these contingent matters is assessed and the estimates are revised, if necessary. The actual resolution of these contingencies may differ from these estimates, and it is possible that future earnings could be affected by changes in estimated outcomes of these contingencies. If a contingency were settled for an amount greater than our estimate, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than our estimate, a future credit to income would result. See disclosure of contingencies in Note 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 10, 2022.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Loan Agreement bear interest at the Term SOFR, RFR, EURIBOR and CDOR-based borrowing rates. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Based on current debt levels at December 31, 2022, if market interest rates increase one percent, the Company’s variable interest expense would increase approximately $0.6 million annually.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally is less than $1 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Consolidated Statement of Operations. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At December 31, 2022, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodities, primarily plastic resins and natural rubber, in its manufacturing processes. The cost of operations can be affected as the market for these commodities changes. The Company currently has no derivative contracts to hedge changes in raw material pricing; however, the Company also has no significant obligations to purchase fixed quantities of such commodities in future periods. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at December 31, 2022. Significant future increases in the cost of these commodities or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

New Idria Mercury Mine (New Idria Mine) Environmental Liability
Description of the matter

As discussed in Note 9 of the consolidated financial statements, in 2015, the U.S. Environmental Protection Agency (“EPA”) informed a subsidiary of the Company that it considers it to be a potentially responsible party (“PRP”) in connection with the New Idria Mine. At December 31, 2022, the Company has recorded liabilities for the estimated cost primarily to execute a Remedial Investigation/Feasibility Study (“RI/FS”) work plan being developed with the EPA associated with the New Idria mine. The Company has not accrued for remediation costs associated with this site because the amount of such costs or a range of reasonably possible costs cannot be estimated at this time.

Auditing the determination of the amount of the RI/FS liability (“the Liability”) involved a high degree of subjectivity as estimates performed by the Company’s third-party consultant that impact the determination of the Liability were based on factors unique to the affected site and subject to various laws and regulations governing the protection of the applicable environment.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the determination of the Liability. Our audit procedures included, among others, testing controls over management’s determination of the estimated costs to perform the RI/FS.

To test the Liability, we performed audit procedures that included, among others, inquiring of senior management, senior internal counsel, and management’s third-party consultant to understand recent activity in the RI/FS process, inspecting written communications from the EPA to corroborate the anticipated scope of work under the RI/FS, and testing management’s accrual determination by comparing to the cost estimates provided by the third-party consultant. Further, we, with the assistance of our environmental specialists, compared the cost estimates used by management to historical data and trends, including historical costs for work previously completed by the EPA and trends for cost of RI/FS work performed in similar areas for similar sized sites, as well as notifications or decisions from regulatory agencies. In addition, we evaluated the competency and objectivity of management’s third-party consultant, and we obtained written representations from senior internal counsel and external counsel. We assessed the adequacy of the disclosures in the consolidated financial statements related to the New Idria Mine.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Akron, Ohio

March 3, 2023

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2022, 2021, and 2020

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2022	2021	2020
Net sales	$899,547	$761,435	$510,369
Cost of sales	616,181	550,014	338,409
Gross profit	283,366	211,421	171,960
Selling, general and administrative expenses	199,489	163,502	130,331
(Gain) loss on disposal of fixed assets	(667)	(1,382)	3
Other (income) expenses	603	—	(11,924)
Operating income	83,941	49,301	53,550
Interest expense, net	5,731	4,208	4,688
Income before income taxes	78,210	45,093	48,862
Income tax expense	17,943	11,555	12,093
Net income	$60,267	$33,538	$36,769
Net income per common share:
Basic	$1.66	$0.93	$1.03
Diluted	$1.64	$0.92	$1.02
Dividends declared per share	$0.54	$0.54	$0.54

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2022, 2021, and 2020

(Dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income	$60,267	$33,538	$36,769
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,475)	39	628
Pension liability, net of tax expense (benefit) of $28, $111 and ($18), respectively	83	333	(52)
Total other comprehensive income	(2,392)	372	576
Comprehensive income	$57,875	$33,910	$37,345

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2022 and 2021

(Dollars in thousands)

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$23,139	$17,655
Accounts receivable, less allowances of $3,259 and $3,229, respectively	133,716	100,691
Income tax receivable	—	2,517
Inventories, net	93,351	93,551
Prepaid expenses and other current assets	7,001	5,500
Total Current Assets	257,207	219,914
Property, plant, and equipment, net	101,566	92,049
Right of use asset - operating leases	28,908	29,285
Goodwill	95,157	88,778
Intangible assets, net	51,752	50,181
Deferred income taxes	129	106
Other	7,915	4,236
Total Assets	$542,634	$484,549

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,536	$81,690
Accrued employee compensation	24,664	21,616
Income taxes payable	2,054	—
Accrued taxes payable, other than income taxes	3,169	2,759
Accrued interest	1,264	966
Other current liabilities	26,380	19,628
Operating lease liability - short-term	6,177	5,341
Finance lease liability - short-term	518	500
Total Current Liabilities	137,762	132,500
Long-term debt	93,962	90,945
Operating lease liability - long-term	22,786	23,815
Finance lease liability - long-term	8,919	9,437
Other liabilities	15,270	13,086
Deferred income taxes	7,508	5,441
Total Liabilities	286,207	275,224

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 36,500,020 and 36,262,259; net of treasury shares of 6,052,437 and 6,290,198, respectively)	22,332	22,172
Additional paid-in capital	315,865	306,720
Accumulated other comprehensive loss	(17,793)	(15,401)
Retained deficit	(63,977)	(104,166)
Total Shareholders’ Equity	256,427	209,325
Total Liabilities and Shareholders’ Equity	$542,634	$484,549

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except share data)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2020	35,710,934	$21,785	$296,363	$(16,349)	$(135,117)	$166,682
Net income	—	—	—	—	36,769	36,769
Issuances under option plans	127,049	77	1,554	—	—	1,631
Dividend reinvestment plan	7,668	5	96	—	—	101
Restricted stock vested	118,686	72	(72)	—	—	—
Stock compensation expense	—	—	3,534	—	—	3,534
Shares withheld for employee taxes on equity awards	(43,312)	—	(623)	—	—	(623)
Foreign currency translation adjustment	—	—	—	628	—	628
Declared dividends - $0.54 per share	—	—	—	—	(19,570)	(19,570)
Pension liability, net of tax of ($18)	—	—	—	(52)	—	(52)
Balance at December 31, 2020	35,921,025	21,939	300,852	(15,773)	(117,918)	189,100
Net income	—	—	—	—	33,538	33,538
Issuances under option plans	221,060	135	3,561	—	—	3,696
Dividend reinvestment plan	4,636	3	94	—	—	97
Restricted stock vested	155,406	95	(95)	—	—	—
Stock compensation expense	—	—	3,196	—	—	3,196
Shares withheld for employee taxes on equity awards	(39,868)	—	(888)	—	—	(888)
Foreign currency translation adjustment	—	—	—	39	—	39
Declared dividends - $0.54 per share	—	—	—	—	(19,786)	(19,786)
Pension liability, net of tax of $111	—	—	—	333	—	333
Balance at December 31, 2021	36,262,259	22,172	306,720	(15,401)	(104,166)	209,325
Net income	—	—	—	—	60,267	60,267
Issuances under option plans	127,881	78	2,157	—	—	2,235
Dividend reinvestment plan	4,218	3	82	—	—	85
Restricted stock vested	130,386	79	(79)	—	—	—
Stock compensation expense	—	—	7,436	—	—	7,436
Shares withheld for employee taxes on equity awards	(24,724)	—	(451)	—	—	(451)
Foreign currency translation adjustment	—	—	—	(2,475)	—	(2,475)
Declared dividends - $0.54 per share	—	—	—	—	(20,078)	(20,078)
Pension liability, net of tax of $28	—	—	—	83	—	83
Balance at December 31, 2022	36,500,020	$22,332	$315,865	$(17,793)	$(63,977)	$256,427

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net income	$60,267	$33,538	$36,769
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	21,216	20,422	20,530
Amortization of deferred financing costs	441	463	400
Non-cash stock-based compensation expense	7,436	3,196	3,534
(Gain) loss on disposal of fixed assets	(667)	(1,382)	3
Gain on sale of notes receivable	—	—	(11,924)
Deferred taxes	2,072	2,826	8,732
Other	1,520	(1,403)	4,225
Cash flows provided by (used for) working capital
Accounts receivable	(23,625)	(15,273)	(11,589)
Inventories	7,955	(24,885)	(7,868)
Prepaid expenses and other current assets	(1,409)	(676)	(969)
Accounts payable and accrued expenses	(2,585)	28,088	4,664
Net cash provided by (used for) operating activities	72,621	44,914	46,507
Cash Flows From Investing Activities
Capital expenditures	(24,292)	(17,867)	(13,421)
Acquisition of business, net of cash acquired	(27,626)	(35,758)	(63,334)
Proceeds from sale of property, plant and equipment	1,537	3,336	2
Proceeds on sale of notes receivable	—	—	1,200
Net cash provided by (used for) investing activities	(50,381)	(50,289)	(75,553)
Cash Flows From Financing Activities
Borrowings on revolving credit facility	1,264,200	886,600	—
Repayments on revolving credit facility	(1,261,200)	(833,600)	—
Repayments of long-term debt	—	(40,000)	—
Payments on finance lease	(500)	(402)	—
Cash dividends paid	(19,797)	(19,596)	(19,425)
Proceeds from issuance of common stock	2,320	3,793	1,732
Shares withheld for employee taxes on equity awards	(451)	(888)	(623)
Deferred financing fees	(889)	(1,095)	—
Net cash provided by (used for) financing activities	(16,317)	(5,188)	(18,316)
Foreign exchange rate effect on cash	(439)	(83)	136
Net increase (decrease) in cash	5,484	(10,646)	(47,226)
Cash at January 1	17,655	28,301	75,527
Cash at December 31	$23,139	$17,655	$28,301

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$4,574	$4,279	$4,505
Income taxes	$13,023	$10,936	$5,355

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

In 2015, the Company sold its former Lawn and Garden business to the L&G Buyer, which later became HC Companies, Inc. ("HC"). The terms of the sale included promissory notes from HC, which were fully reserved for in 2018 due to uncertainty of collection. Also, in connection with the sale of the Lawn and Garden business, the Company became a guarantor for any remaining rent payments under one of HC’s facility leases. The carrying value of the lease contingency as of December 31, 2019 was $10.7 million. In January 2020, the Company sold to HC the fully-reserved promissory notes in exchange for $1.2 million and the release from the lease guarantee resulting in an $11.9 million pre-tax gain recorded as Other income.

Accounting Standards Adopted

In December 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU is intended to improve the accounting for acquired contracts with customers in business combinations by addressing diversity in practice by requiring the acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments within this ASU are required to be applied prospectively to business combinations occurring on or after the effective date. The Company adopted this standard effective January 1, 2023 and the adoption of this standard did not have a material impact on its consolidated financial statements.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 10, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements, which are considered Level 2 inputs. At December 31, 2022 and 2021, the aggregate fair value of the Company’s outstanding fixed rate senior unsecured notes was estimated at $37.4 million and $41.0 million, respectively.

The purchase price allocations associated with the May 31, 2022 acquisition of Mohawk Rubber Sales of New England Inc. ("Mohawk"), the July 30, 2021 acquisition of Trilogy Plastics, Inc. ("Trilogy") and the November 10, 2020 acquisition of Elkhart Plastics, Inc.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

("Elkhart"), as described in Note 3, required fair value measurements using unobservable inputs which are considered Level 3 inputs. The fair value of the acquired intangible assets was determined using an income approach. Similarly, impairment testing of goodwill and indefinite-lived intangible assets as described in Note 4 involves determination of fair value using unobservable inputs, which are considered Level 3 inputs. The fair values of the reporting units in accordance with the goodwill impairment test were determined using the income and/or market approaches.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. In 2022, there were no customers that accounted for more than ten percent of net sales. The Company does not have a material concentration of sales in any country outside of the United States.

Allowance for Credit Losses

Management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. The Company reviews historical trends for credit loss as well as current economic conditions in determining an estimate for its allowance for credit losses. Additionally, in circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for credit losses is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably expects will be collected. Expense related to bad debts was approximately $0.5 million, $0.7 million and $1.4 million for 2022, 2021 and 2020, respectively, and is recorded within Selling, general and administrative expenses in the Consolidated Statements of Operations. Deductions from the allowance for doubtful accounts, net of recoveries, were approximately $0.4 million, $0.9 million and $0.4 million for 2022, 2021 and 2020, respectively.

Changes in the allowance for credit losses for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Balance at January 1	$2,173	$2,335
Provision for expected credit loss, net of recoveries	540	737
Write-offs and other	(440)	(899)
Balance at December 31	$2,273	$2,173

Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 35 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost.

Inventories at December 31 consist of the following:

	December 31,	December 31,
	2022	2021
Finished and in-process products	$54,991	$56,684
Raw materials and supplies	38,360	36,867
	$93,351	$93,551

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $8.6 million and $7.0 million higher than reported at December 31, 2022 and 2021, respectively. Cost of sales decreased by $0.8 million, $0.1 million and $0.1 million in 2022, 2021 and 2020, respectively, as a result of the liquidation of LIFO inventories.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and equipment	3 to 10 years
Leasehold improvements	5 to 10 years

The Company’s property, plant and equipment by major asset class at December 31 consists of:

	December 31,	December 31,
	2022	2021
Land	$6,907	$6,733
Buildings and leasehold improvements	60,982	59,199
Machinery and equipment	311,822	296,809
	379,711	362,741
Less allowances for depreciation and amortization	(278,145)	(270,692)
	$101,566	$92,049

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

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2020	$(14,602)	$(1,747)	$(16,349)
Other comprehensive income (loss) before reclassifications	628	(113)	515
Amounts reclassified from accumulated other comprehensive income, net of tax of ($20) (1)	—	61	61
Net current-period other comprehensive income (loss)	628	(52)	576
Balance at December 31, 2020	(13,974)	(1,799)	(15,773)
Other comprehensive income (loss) before reclassifications	39	269	308
Amounts reclassified from accumulated other comprehensive income, net of tax of ($21) (1)	—	64	64
Net current-period other comprehensive income (loss)	39	333	372
Balance at December 31, 2021	(13,935)	(1,466)	(15,401)
Other comprehensive income (loss) before reclassifications	(2,475)	33	(2,442)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($17) (1)	—	50	50
Net current-period other comprehensive income (loss)	(2,475)	83	(2,392)
Balance at December 31, 2022	$(16,410)	$(1,383)	$(17,793)

(1)
The accumulated other comprehensive income (loss) components related to defined benefit pension plans are included in the computation of net periodic pension cost. See Note 12, Retirement Plans for additional details.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Stock Based Compensation

The Company has stock incentive plans that provide for the granting of stock-based compensation to employees and directors. Shares issued for option exercises, restricted stock units and performance units may be either from authorized, but unissued shares or treasury shares. For equity-classified awards, the fair value is determined on the date of the grant and not remeasured. The fair value of restricted stock units and performance units without a relative Total Shareholder Return ("rTSR") modifier are determined using the closing price of the Company’s common stock on the grant date (Level 1 measurement). The fair value of performance units with a rTSR modifier is determined using a Monte Carlo simulation, which determines the probability of satisfying the market condition included in the award using market-based inputs (Level 2 measurement). For these awards, the performance-based vesting requirements determine the number of shares that ultimately vest, which can vary from 0% to 250% of target depending on the level of achievement of established performance criteria. The fair value of options is determined using a binomial lattice option pricing model as further described in Note 8, which uses market-based inputs (Level 2 measurement). When awards contain a required holding period after vesting, the fair value is discounted to reflect the lack of marketability. Expense for restricted stock units and stock options is recognized on a straight-line basis over the requisite service period, which is generally equivalent to the vesting term. Compensation expense for performance units is recognized over the requisite service period subject to adjustment based on the probable number of shares expected to vest under the performance condition. Forfeitures result in reversal of previously recognized expenses for unvested shares and are recognized in the period in which the forfeiture occurs.

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

Capital expenditures in the Consolidated Statement of Cash Flows excludes accrued, but unpaid, capital expenditures. Changes in the amount accrued increased (reduced) cash used for capital expenditures by $(0.6) million, $(0.2) million and $(1.6) million 2022, 2021 and 2020, respectively.

Investments

In 2013, the Company invested in a joint venture to distribute tools, supplies and equipment to the Indian auto aftermarket. The Company's minority ownership interest has been accounted for under ASC 321, Investments - Equity Securities, as the Company cannot exercise significant influence over operating and financial policies of the joint venture. Under ASC 321, for each reporting period, a qualitative assessment is completed to evaluate whether the investment is impaired. During the fourth quarter of 2022, impairment triggers were identified and the investment in the joint venture was fully impaired, resulting in a $0.6 million pre-tax impairment loss in Other (income) expenses in the Consolidated Statement of Operations.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Year Ended December 31, 2022
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$113,339	$—	$—	$113,339
Vehicle	165,139	—	—	165,139
Food and beverage	125,111	—	—	125,111
Industrial	244,030	—	(38)	243,992
Auto aftermarket	—	251,966	—	251,966
Total net sales	$647,619	$251,966	$(38)	$899,547

	For the Year Ended December 31, 2021
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$116,707	$—	$—	$116,707
Vehicle	170,322	—	—	170,322
Food and beverage	83,817	—	—	83,817
Industrial	193,222	—	(60)	193,162
Auto aftermarket	—	197,427	—	197,427
Total net sales	$564,068	$197,427	$(60)	$761,435

	For the Year Ended December 31, 2020
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$92,301	$—	$—	$92,301
Vehicle	77,085	—	—	77,085
Food and beverage	54,752	—	—	54,752
Industrial	119,746	—	(59)	119,687
Auto aftermarket	—	166,544	—	166,544
Total net sales	$343,884	$166,544	$(59)	$510,369

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Consolidated Statements of Financial Position related to revenue recognition include:

	December 31,	December 31,	Statement of Financial Position
	2022	2021	Classification
Returns, discounts and other allowances	$(986)	$(1,056)	Accounts receivable
Right of return asset	$350	$361	Inventories, net
Customer deposits	$(5,896)	$(1,816)	Other current liabilities
Accrued rebates	$(4,711)	$(3,378)	Other current liabilities

Sales, value added, and other taxes the Company collects concurrently with revenue from customers are excluded from net sales. The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer. Costs for shipments to customers are classified as Selling, general and administrative expenses for the Company’s manufacturing businesses and as cost of sales for the Company’s distribution business in the accompanying Consolidated Statements of Operations. The Company incurred costs for shipments to customers of approximately $13.1 million, $10.4 million and $7.1 million in selling, general and administrative expenses for the years ended December 31, 2022, 2021 and 2020, respectively, and $10.5 million, $7.3 million and $6.4 million in cost of sales for the years ended December 31, 2022, 2021 and 2020, respectively.

Based on the short term nature of contracts described above, the Company does not incur significant contract acquisition costs. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3. Acquisitions

Mohawk

On May 31, 2022, the Company acquired the assets of Mohawk, a leading auto aftermarket distributor, which is included in the Distribution Segment. The Mohawk acquisition aligns with the Company's long-term objective to optimize and grow its Distribution business. Cash consideration was $27.6 million, net of $1.1 million of cash acquired. Total cash consideration also includes a $3.3 million working capital adjustment, which was settled in November 2022. The Company estimated additional consideration payable of $0.1 million, subject to finalization of working capital and other adjustments. The Company funded the acquisition with proceeds from the Loan Agreement described in Note 10.

The acquisition of Mohawk was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. Measurement period adjustments for the year ended December 31, 2022 are also summarized in the table below. The purchase accounting will be finalized within one year from the acquisition date.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

	Initial Allocation of Consideration	Measurement Period Adjustments(1)	Updated Preliminary Allocation
Assets acquired:
Accounts receivable	$10,137	$345	$10,482
Inventories	8,209	(16)	8,193
Prepaid expenses	104	—	104
Other assets - long term	30	—	30
Property, plant and equipment	1,432	(261)	1,171
Right of use asset - operating leases	1,367	—	1,367
Intangible assets	7,720	90	7,810
Goodwill	7,485	(403)	7,082
Assets acquired	$36,484	$(245)	$36,239

Liabilities assumed:
Accounts payable	$5,996	$(191)	$5,805
Accrued expenses	1,414	(70)	1,344
Operating lease liability - short term	399	—	399
Operating lease liability - long term	968	—	968
Total liabilities assumed	8,777	(261)	8,516

Net acquisition cost	$27,707	$16	$27,723

(1) The Company's preliminary purchase price allocation changed due to additional information and further analysis.

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

Trilogy Plastics

On July 30, 2021, the Company acquired the assets of Trilogy, a custom rotational molder specializing in high quality parts and assemblies, which is included in the Material Handling Segment. The Trilogy acquisition aligns with the Company’s long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. The purchase price for the acquisition was $34.5 million, including a working capital adjustment of $0.3 million which was settled in November 2021. The Company funded the acquisition with proceeds from the Loan Agreement described in Note 10.

The acquisition of Trilogy was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

and liabilities assumed based on the estimated fair values at the acquisition date. There were no measurement period adjustments recorded for the year ended December 31, 2022.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company’s annual goodwill impairment assessment as of October 1 for all of its reporting units found no impairment in 2022, 2021 or 2020. During 2022, management performed a qualitative assessment for all of its reporting units, with the exception of the Trilogy, Elkhart and Ameri-Kart reporting units for which a quantitative assessment was performed. Effective October 1, 2022, the Trilogy, Elkhart and Ameri-Kart reporting units were combined to form a single reporting unit, following certain structural and organizational changes at the Company, including further integration of the Trilogy and Elkhart businesses which were acquired on July 30, 2021 and November 10, 2020, respectively. The goodwill of the three individual pre-integration reporting units was aggregated to the respective combined reporting unit and management performed a quantitative impairment assessment for the respective reporting units on a before and after basis. The results of the quantitative impairment assessments indicated that the fair value of the Company's reporting units for the before and after basis all had cushion above the carrying value on the assessment date, as of October 1, 2022.

The Company performed a quantitative impairment assessment at October 1, 2021 and a qualitative analysis as of October 1, 2020 for which the results of each of those assessments also indicated that the fair value of the Company's reporting units exceeded carrying value for all reporting units as of October 1, 2021 and 2020, respectively.

The quantitative fair values of the Company's six reporting units in accordance with the goodwill impairment test were determined using the income and/or market approaches. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, EBITDA, and multiples that are applied to management’s forecasted revenues and EBITDA estimates.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows:

	Distribution	Material Handling	Total
January 1, 2021	$7,648	$71,608	$79,256
Acquisition	—	10,003	10,003
Purchase accounting adjustment	—	(520)	(520)
Foreign currency translation	—	39	39
December 31, 2021	$7,648	$81,130	$88,778
Acquisition	7,485	—	7,485
Purchase accounting adjustment	(403)	—	(403)
Foreign currency translation	—	(703)	(703)
December 31, 2022	$14,730	$80,427	$95,157

Intangible assets were established in connection with acquisitions. These intangible assets, other than goodwill and certain indefinite lived trade names, are amortized over their estimated useful lives. The Company performed a quantitative annual impairment assessment for the indefinite lived trade names as of October 1, 2022, 2021 and 2020. In performing these assessments, the Company determined the estimated fair value of the trade name exceeded the carrying value and accordingly, no impairment was indicated. An impairment charge would be recorded if the carrying value of the trade name exceeds the estimated fair value at the date of assessment. Refer to Note 3 for the intangible assets acquired through the Mohawk and Trilogy acquisitions during 2022 and 2021, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Intangible assets at December 31, 2022 and 2021 consisted of the following:

		2022			2021
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names - indefinite lived		$9,782	$—	$9,782	$9,782	$—	$9,782
Trade names	7.0	10,267	(2,142)	8,125	8,267	(1,035)	7,232
Customer relationships	13.0	75,110	(45,621)	29,489	70,794	(44,221)	26,573
Technology	1.6	24,980	(21,441)	3,539	24,980	(19,169)	5,811
Non-competition agreements	2.7	1,510	(693)	817	1,200	(417)	783
Patents	—	11,730	(11,730)	—	11,730	(11,730)	—
		$133,379	$(81,627)	$51,752	$126,753	$(76,572)	$50,181

Intangible amortization expense was $6.2 million, $5.2 million and $6.3 million in 2022, 2021 and 2020, respectively. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $6.6 million in 2023; $5.4 million in 2024; $3.9 million in 2025; $3.2 million in 2026 and $2.9 million in 2027.

5. Net Income Per Common Share

Net income per common share, as shown on the accompanying Consolidated Statements of Operations, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Year Ended December 31,
	2022	2021	2020
Weighted average common shares outstanding basic	36,411,389	36,138,571	35,785,798
Dilutive effect of stock options and restricted stock	379,450	220,398	130,832
Weighted average common shares outstanding diluted	36,790,839	36,358,969	35,916,630

Options to purchase 114,540, 26,814 and 462,332 shares of common stock that were outstanding at December 31, 2022, 2021 and 2020, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares, and were therefore anti-dilutive.

6. Restructuring

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”), a rotational molding business within the Material Handling Segment. The Company is consolidating certain manufacturing operations into a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, as amended in March 2021, Ameri-Kart entered into a lease agreement for a newly constructed manufacturing and distribution facility in Bristol, Indiana. The building became substantially complete in March 2021 as defined in the lease agreement, and the 15-year finance lease of the new Bristol facility commenced. In connection with the lease agreement, Ameri-Kart agreed to sell its original Bristol facility and lease it back for a period of 5 years. During the second quarter of 2021, the sale of the original facility for net proceeds of $2.8 million was completed, which resulted in a gain of $1.0 million, and the lease back commenced. As of December 31, 2022 the new Bristol facility is in service. In the first half of 2023, the original facility is planned to be closed. Remaining costs to complete this consolidation are expected to be approximately $3.4 million, including approximately $1.0 million in 2023 related to severance and remaining equipment moves and $2.4 million to be incurred through 2026 related to remaining lease and maintenance costs for the idled facility.

The Company incurred $0.7 million of restructuring charges during the year ended December 31, 2022, which were recorded within Cost of sales and $0.3 million related to loss on disposal of fixed assets during the year ended December 31, 2022. The accrual for unpaid restructuring expenses at December 31, 2021 was $0.5 million and no restructuring charges were accrued at December 31, 2022. The Company incurred $0.9 million of restructuring charges classified as Cost of sales during the year ended December 31, 2021, including $0.1 million of non-cash inventory write-offs. No restructuring charges were incurred during the year ended December 31, 2020.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

7. Other Liabilities

The balance of Other current liabilities is comprised of the following:

	December 31,	December 31,
	2022	2021
Customer deposits and accrued rebates	$10,607	$5,194
Dividends payable	5,722	5,441
Accrued litigation, claims and professional fees	596	777
Current portion of environmental reserves	3,284	1,429
Other accrued expenses	6,171	6,787
	$26,380	$19,628

The balance of Other liabilities (long-term) is comprised of the following:

	December 31,	December 31,
	2022	2021
Environmental reserves	$13,078	$8,298
Supplemental executive retirement plan liability	824	1,176
Pension liability	184	421
Other long-term liabilities	1,184	3,191
	$15,270	$13,086

8. Stock Compensation

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

Stock compensation expense was approximately $7.4 million, $3.2 million and $3.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in Selling, general and administrative expenses. Total unrecognized compensation cost related to non-vested share-based compensation arrangements at December 31, 2022 was approximately $8.6 million, which will be recognized over the next three years, as such compensation is earned.

There were no options granted in 2022, 2021 and 2020. Options exercised in 2022, 2021 and 2020 were as follows:

Year	Options Exercised	Exercised Price
2022	83,102	$12.96 to $21.30
2021	192,504	$11.62 to $21.30
2020	97,779	$10.10 to $18.69

In addition, options totaling 588, 30,094 and 81,944 expired or were forfeited during the years ended December 31, 2022, 2021 and 2020, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Options outstanding and exercisable at December 31, 2022, 2021 and 2020 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2022	224,882	$11.62 to $21.30	224,882	$18.82
2021	308,572	$11.62 to $21.30	297,295	$18.64
2020	531,170	$11.62 to $21.30	460,341	$17.94

The following table provides a summary of stock option activity for the period ended December 31, 2022:

	Shares	Average Exercise Price	Weighted Average Life (in Years)
Outstanding at December 31, 2021	308,572	$18.64
Options granted	—	—
Options exercised	(83,102)	18.14
Canceled or forfeited	(588)	18.58
Expired	—	—
Outstanding at December 31, 2022	224,882	18.82	2.60
Exercisable at December 31, 2022	224,882	$18.82	2.60

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2022, 2021 and 2020 was $0.3 million, $1.0 million and $0.5 million, respectively. The intrinsic value of stock options outstanding at December 31, 2022 was $0.8 million.

The following table provides a summary of restricted stock units, including performance-based restricted stock units, and restricted stock activity for the year ended December 31, 2022:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2021	500,852
Granted	437,900	$19.70
Vested	(111,644)	$18.09
Canceled or forfeited	(121,374)	$18.39
Unvested shares at December 31, 2022	705,734

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a one or three year period. Restricted stock units are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At December 31, 2022, restricted stock awards had vesting periods through December 2025. Included in the December 31, 2022 unvested shares are 444,397 performance-based restricted stock units.

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

During the fourth quarter of 2018, Buckhorn and the EPA finalized the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The AOC is effective as of November 27, 2018, the date that it was executed by the EPA. The AOC and accompanying SOW document the terms, conditions and procedures for Buckhorn’s performance of the RI/FS. In addition, the AOC required $2 million of financial assurance to be provided to the EPA to secure Buckhorn's performance during the estimated life of the RI/FS. In January 2019, a letter of credit was provided to satisfy this assurance requirement. The AOC also includes provisions for payment of the EPA’s costs of oversight of the RI/FS. A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, Buckhorn received preliminary estimates from its environmental consultants for the cost of the execution of the work plan. In late 2021 and throughout 2022, Buckhorn and the EPA continue to actively discuss the scope of the activities in the work plan, resulting in changes to the estimated costs to perform the work plan from time to time. Cost estimates will continue to be refined as the work plan is finalized and as the activities are performed over a period expected to last several years. In the fourth quarter of 2022, Buckhorn reached an agreement with respect to certain insurance coverage related to defense costs, which is expected to apply to a substantial portion of the estimated remediation investigation costs. As of December 31, 2022, Buckhorn established a receivable related to the expected insurance recovery of these costs totaling $6.0 million, of which $2.8 million is classified in Accounts receivable and $3.2 million is classified in Other (long-term) on the Consolidated Statements of Financial Position.

As part of the Notice Letter in 2015, the EPA also made a claim for approximately $1.6 million in past costs for actions it claims it has taken in connection with the New Idria Mine from 1993 through February 2014 ("Past Costs Claim"). In December 2020, the EPA updated its Past Costs Claim to include costs incurred from March 2014 through June 2020, which it further revised through September 2022 to a total claim of $2.0 million, plus interest. Buckhorn has reached an agreement with the EPA to resolve the past costs claim for $1.9 million with no interest, which Buckhorn expects to pay in the first quarter of 2023.

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $15.5 million of cumulative charges, made cumulative payments of $5.6 million, received insurance recoveries of $2.0 million and recorded $6.0 million of expected insurance recoveries as of December 31, 2022. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to demands issued by the EPA under the AOC. Expenses (gain), net of expected insurance recoveries, of $(1.6) million, $0.7 million, and $0.5 million were recorded in the years ended December 31, 2022, 2021 and 2020, respectively, in Selling, general and administrative expenses. As of December 31, 2022, Buckhorn has a total reserve of $11.9 million related to the New Idria Mine, of which $3.0 million is classified in Other current liabilities and $8.9 million is classified in Other liabilities (long-term) on the Consolidated Statements of Financial Position.

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

Given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined, Buckhorn has not accrued for remediation costs in connection with this site as it is unable to estimate the range of a reasonably possible liability for remediation costs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. In the year ended December 31, 2022, expense of $3.0 million was recorded in Selling, general and administrative expenses based on the updated information received from the County. No costs were incurred related to New Almaden in the years ended December 31, 2021 and 2020. As of December 31, 2022, Buckhorn has a total reserve of $4.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.2 million is classified in Other liabilities (long-term) on the Consolidated Statements of Financial Position.

As work on the project occurs and dispute resolution proceeds, it is possible that adjustments to the aforementioned reserves will be necessary to reflect new information. In addition, the Company may have claims against and defenses to claims by the County under the 2005 agreement that could reduce or offset its obligation for reimbursement of some of these potential additional costs. With the assistance of environmental consultants, the Company will closely monitor this matter and will continue to assess its reserves as additional information becomes available.

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

On June 28, 2021, the Scepter companies filed with the District Court a motion for leave to add new parties and assert counterclaims alleging antitrust related violations of certain provisions of the Sherman Act and Clayton Act. The Court granted the motion and the Scepter companies filed a Second Amended Complaint on October 1, 2021. On November 15, 2021, No Spill and the new counterclaim defendants filed a Motion to Dismiss the counterclaims, which was granted by the District Court on April 6, 2022. On January 6, 2022, the District Court bifurcated the patent infringement and invalidity issues from the antitrust and other issues in the case. Initial discovery has concluded and dispositive motions have been filed in the matter. The trial on patent infringement and invalidity is scheduled for March 2023.

The Scepter companies intend to continue defending themselves vigorously in this matter. Based on available information, an unfavorable outcome is not considered to be probable, and any possible losses from an adverse outcome are not reasonably estimable, so no contingent loss has been recorded. Due to the inherent uncertainties of litigation, the Company cannot accurately predict whether any unfavorable outcome of this matter could have a material impact on its results of operations, financial condition, or cash flows.

Other Matters

On February 14, 2023, a lawsuit was filed by Nan Morgan McCartney in the Circuit Court of Escambia County, Florida against the Company, Scepter US Holding Company, Scepter Manufacturing, LLC, Scepter Canada Inc., Walmart Inc., and Wal-Mart Stores East, LP. The complaint seeks compensatory damages and court costs for harm caused to Ms. McCartney allegedly arising from use of a 5-gallon portable fuel container manufactured by a Scepter company and alleges amounts in controversy in excess of $30 thousand exclusive of costs. The Company has not been served the complaint as of the date of this filing and cannot assess with any meaningful probability of outcome or damages.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

10. Long-Term Debt and Loan Agreements

Long-term debt at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Loan Agreement	$56,000	$53,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	94,000	91,000
Less unamortized deferred financing costs	38	55
	93,962	90,945
Less current portion long-term debt	—	—
Long-term debt	$93,962	$90,945

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

As of December 31, 2022, the Company had $188.3 million available under the Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.7 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Loan Agreement bear interest at the Term SOFR, RFR, EURIBOR and CDOR-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges of stock of certain of the Company’s foreign subsidiaries and guaranties of certain of its domestic subsidiaries.

The Company also holds Senior Unsecured Notes with face values ranging from $11 million to $15 million, interest rates ranging from 5.25% to 5.45%, payable semiannually, and maturing between January 2024 and January 2026. At December 31, 2022, $38.0 million of the Notes were outstanding. In January 2021, the Company repaid the $40.0 million note upon maturity with a combination of cash and proceeds under the Loan Agreement.

Amortization expense of the deferred financing costs was $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in Interest expense.

The weighted average interest rate on borrowings under the Company’s loan agreements were 4.87% for 2022, 4.56% for 2021, and 6.28% for 2020, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of December 31, 2022, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of December 31, 2022 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	20.34
Leverage Ratio	3.25 to 1 (maximum)	0.94

11. Income Taxes

The effective tax rate from continuing operations was 22.9%, 25.6% and 24.7% in 2022, 2021 and 2020, respectively. A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes - net of federal tax benefit	2.0	3.1	3.3
Foreign tax rate differential	0.6	1.3	0.3
Non-deductible expenses	0.4	0.4	0.7
Tax carryforward expiration	2.5	—	—
Changes in unrecognized tax benefits	(1.0)	—	(0.8)
Valuation allowances	(2.3)	—	—
Other	(0.3)	(0.2)	0.2
Effective tax rate for the year	22.9%	25.6%	24.7%

Income before income taxes was attributable to the following sources:

	2022	2021	2020
United States	$66,646	$36,203	$45,070
Foreign	11,564	8,890	3,792
Totals	$78,210	$45,093	$48,862

Income tax expense consisted of the following:

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$11,583	$4,901	$957
State and local	1,739	1,439	1,014
Foreign	2,549	2,389	1,390
Total current provision	15,871	8,729	3,361
Deferred:
Federal	1,675	2,534	8,702
State and local	230	345	356
Foreign	167	(53)	(326)
Total deferred provision	2,072	2,826	8,732
Provision for income taxes	$17,943	$11,555	$12,093

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Significant components of the Company’s deferred taxes as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred income tax assets
Compensation accruals	$2,449	$2,387
Inventory valuation	1,553	2,008
Allowance for uncollectible accounts	510	489
Non-deductible accruals	4,137	3,538
Operating lease liability	5,932	6,220
Finance lease liability	1,981	2,087
Other deductible non-goodwill intangibles	5,369	5,291
State deferred taxes	32	176
Capital loss carryforwards	127	1,982
Net operating loss carryforwards	21	30
	22,111	24,208
Valuation allowance	(127)	(1,982)
	21,984	22,226
Deferred income tax liabilities
Property, plant and equipment	10,508	8,983
Goodwill and indefinite-lived intangibles	9,438	8,755
Right of use asset - operating leases	5,832	6,150
Finance lease assets	1,906	2,051
Other	1,679	1,622
	29,363	27,561
Net deferred income tax liability	$(7,379)	$(5,335)

During 2017, the Company sold its investments in certain Brazilian subsidiaries. In connection with this divestiture, the Company incurred a capital loss of $9.5 million on its investment in the Myers do Brazil business and recorded a deferred tax asset of $2.0 million for this capital loss carryforward. A full valuation allowance of $2.0 million was recorded against this deferred tax asset, as the recovery of this asset was deemed not more likely than not. As of December 31, 2022, the five year capital loss carryforward period expired and, as a result, both the deferred tax asset of $2.0 million and the offsetting valuation allowance were released. In 2022, the Company impaired its investment in a joint venture, as described in Note 1, incurring a capital loss for which a deferred tax asset of $0.1 million was recorded. As of December 31, 2022 a valuation allowance of $0.1 million was recorded against this capital loss deferred tax asset, as the recovery is not more likely than not.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2022	2021	2020
Balance at January 1	$774	$774	$1,098
Increases related to previous year tax positions	—	—	59
Reductions due to lapse of applicable statute of limitations	(774)	—	(383)
Balance at December 31	$—	$774	$774

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.0 million, $0.8 million and $0.8 million at December 31, 2022, 2021 and 2020, respectively.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of December 31, 2022, the Company is no longer subject to U.S. Federal examinations by tax authorities for tax years before 2019. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2017 through 2021.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Net periodic pension cost of the Plan for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Year Ended December 31,
	2022	2021	2020
Interest cost	$162	$151	$191
Expected return on assets	(156)	(193)	(206)
Amortization of net loss	67	85	81
Net periodic pension cost	$73	$43	$66

The reconciliation of changes in the Plan’s projected benefit obligations and assets are as follows:

	December 31,
	2022	2021
Change in benefit obligation:
Projected benefit obligation at beginning of year	$6,298	$6,749
Interest cost	162	151
Actuarial (gain) loss	(1,347)	(258)
Benefits paid	(330)	(344)
Projected benefit obligation at end of year	$4,783	$6,298
Change in plan assets:
Fair value of plan assets at beginning of year	$5,877	$5,808
Actual return on plan assets	(1,148)	294
Company contributions	200	119
Benefits paid	(330)	(344)
Fair value of plan assets at end of year	$4,599	$5,877
Funded status	$(184)	$(421)

The Plan’s funded status shown above is included in Other liabilities (long term) in the Company’s Consolidated Statements of Financial Position at December 31, 2022 and 2021. The Company expects to make voluntary contributions to the plan of approximately $0.2 million in 2023. Because the Plan has been frozen, the accumulated benefit obligation is equal to the projected benefit obligation. The actuarial gain incurred during the years ended December 31, 2022 and 2021 was due to an increase in the discount rate for benefit obligations.

The assumptions used to determine the Plan’s net periodic benefit cost and benefit obligations are as follows:

	December 31,
	2022	2021	2020
Discount rate for net periodic pension cost	2.65%	2.30%	3.10%
Discount rate for benefit obligations	5.05%	2.65%	2.30%
Expected long-term return of plan assets	4.50%	5.25%	6.25%

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

The fair value of Plan assets at December 31, 2022 and 2021 consist of mutual funds valued at $1.0 million and $2.0 million, respectively, and pooled separate accounts valued at $3.6 million and $3.8 million. Fair values of all Plan assets are categorized as Level 1. Mutual fund values are determined based on period end, closing quoted prices in active markets. The pooled separate accounts are measured at net asset value, which is made readily available to investors. Each of the pooled separate accounts invest in multiple fixed securities and provide for daily redemptions by the plan with no advance notice requirements, and have redemption prices that are also determined by the fund’s net asset value per unit with no redemption fees.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The weighted average asset allocations for the Plan at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
U.S. equities securities	22%	35%
U.S. debt securities	78%	65%
	100%	100%

Benefit payments projected for the Plan are as follows:

2023	$360
2024	360
2025	360
2026	370
2027	370
2028-2032	1,770

The Company maintains defined contribution plans for its U.S.-based employees, who are not covered under defined benefit plans and have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of, $4.2 million, $3.4 million and $2.7 million in 2022, 2021 and 2020, respectively.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain former senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Net expense (benefit) related to the SERP was not meaningful for the years ended December 2022, 2021 and 2020, respectively. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 5.1% at December 31, 2022 and 2.7% at December 31, 2021. The SERP liability was approximately $1.2 million and $1.5 million at December 31, 2022 and 2021, respectively, and is included in Accrued employee compensation and other liabilities (long term) on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

13. Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for manufacturing facilities, distribution centers, warehouses, office space and equipment, with remaining lease terms of one to thirteen years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the Consolidated Statements of Financial Position; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Operating leases with an initial term greater than 12 months are included in Right of use asset – operating leases (“ROU assets”), Operating lease liability – short term, and Operating lease liability – long term and finance leases are included in Property, plant and equipment, Finance lease liability – short term, and Finance lease liability – long term in the Consolidated Statements of Financial Position.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Consolidated Statements of Financial Position related to leases were:

		December 31,	December 31,
	Classification	2022	2021
Assets:
Operating lease assets	Right of use asset - operating leases	$28,908	$29,285
Finance lease assets	Property, plant and equipment, net	9,075	9,765
Total lease assets		$37,983	$39,050

Liabilities:
Current	Operating lease liability - short-term	$6,177	$5,341
Long-term	Operating lease liability - long-term	22,786	23,815
Total operating lease liabilities		28,963	29,156
Current	Finance lease liability - short-term	518	500
Long-term	Finance lease liability - long-term	8,919	9,437
Total finance lease liabilities		9,437	9,937
Total lease liabilities		$38,400	$39,093

The components of lease expense include:

		For the Year Ended December 31,
Lease Cost	Classification	2022	2021	2020
Operating lease cost (1)	Cost of sales	$5,673	$5,095	$2,008
Operating lease cost (1)	Selling, general and administrative expenses	2,884	2,328	1,729
Finance lease cost
Amortization expense	Cost of sales	689	574	—
Interest expense on lease liabilities	Interest expense, net	340	298	—
Total lease cost		$9,586	$8,295	$3,737

(1) Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Year Ended December 31,
Supplemental Cash Flow Information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,941	$5,952	$2,683
Operating cash flows from finance leases	$340	$298	$—
Financing cash flows from finance leases	$500	$402	$—
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4,371	$7,438	$1,116
Finance leases	$—	$10,339	$—

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	6.44	7.27
Finance leases	13.17	14.17
Weighted-average discount rate:
Operating leases	3.6%	3.4%
Finance leases	3.5%	3.5%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Maturity of Lease Liabilities - As of December 31, 2022	Operating Leases	Finance Leases	Total
2023	$6,991	$840	$7,831
2024	5,375	861	6,236
2025	4,522	865	5,387
2026	3,885	865	4,750
2027	3,235	887	4,122
After 2027	8,361	7,521	15,882
Total lease payments	32,369	11,839	44,208
Less: interest	(3,406)	(2,402)	(5,808)
Present value of lease liabilities	$28,963	$9,437	$38,400

In March 2021, a 15-year finance lease for a new manufacturing and distribution facility in Bristol, Indiana commenced. As described in Note 6, this lease agreement was in connection with the Ameri-Kart Plan, which includes facility consolidation for this business within the Material Handling Segment.

The Company has operating leases for four facilities within the Material Handling Segment that are with a related party. Total right of use assets related to these related party leases were $4.0 million and $3.6 million at December 31, 2022 and 2021, respectively. Total operating lease liabilities related to these related party leases were $3.9 million and $3.4 million at December 31, 2022 and 2021, respectively. Total lease expense from these related party leases was $1.8 million, $1.8 million and $0.1 million in the years ended December 31, 2022, 2021 and 2020, respectively.
14. Segments

The Company manages its business under two operating segments, Material Handling and Distribution, consistent with the manner in which our Chief Operating Decision Maker ("CODM") evaluates performance and makes resource allocation decisions. None of the reportable segments include operating segments that have been aggregated. These segments contain individual business components that have been combined on the basis of common management, customers, products, production processes and other economic characteristics. Intersegment sales are recorded with a reasonable margin and are eliminated in consolidation.

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

Total sales from foreign business units were approximately $54.2 million, $48.0 million, and $39.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Export sales from the Company's U.S. operations were approximately $31.7 million, $29.9 million, and $17.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Sales made to customers in Canada accounted for approximately 4.3%, 4.6% and 4.8% of total net sales in 2022, 2021 and 2020, respectively. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, primarily in Canada, consisted of property, plant and equipment, and were approximately $10.4 million and $11.3 million at December 31, 2022 and 2021, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

	2022	2021	2020
Net Sales
Material Handling	$647,619	$564,068	$343,884
Distribution	251,966	197,427	166,544
Inter-company sales	(38)	(60)	(59)
Total net sales	$899,547	$761,435	$510,369

Operating income
Material Handling (2)	$104,079	$62,187	$55,072
Distribution (3) (4)	15,862	15,428	12,157
Corporate (1) (4) (5)	(36,000)	(28,314)	(13,679)
Total operating income	83,941	49,301	53,550
Interest expense, net	(5,731)	(4,208)	(4,688)
Income before income taxes	$78,210	$45,093	$48,862

Total Assets
Material Handling	$385,722	$370,499	$292,596
Distribution	119,652	88,757	80,708
Corporate	37,260	25,293	26,711
Total assets	$542,634	$484,549	$400,015

Capital Additions, Net
Material Handling	$22,528	$17,173	$12,207
Distribution	705	402	931
Corporate	1,059	292	283
Total capital additions, net	$24,292	$17,867	$13,421

Depreciation and Amortization
Material Handling	$17,814	$17,803	$17,834
Distribution	2,889	2,208	2,300
Corporate (6)	954	874	796
Total depreciation and amortization	$21,657	$20,885	$20,930

(1) The Company recognized $1.4 million, $0.7 million and $0.5 million of expense to the estimated environmental reserve, net of expected insurance recoveries in the years ended December 31, 2022, 2021 and 2020, respectively, as described in Note 9. Environmental charges are not included in segment results and are shown with Corporate.

(2) In the year ended December 31, 2021, the Company recognized a $1.0 million gain on the sale of a building within the Material Handling Segment as described in Note 6.

(3) In the year ended December 31, 2022, the Company recognized a $0.6 million impairment loss on an investment in a legacy joint venture within the Distribution Segment as described in Note 1.

(4) In the year ended December 31, 2021, the Company recognized $0.8 million of executive severance, of which $0.5 million was recognized in the Distribution Segment and $0.3 million was recognized in Corporate. This executive severance cost includes $0.5 million of severance and benefits and $0.3 million of charges for acceleration of stock compensation.

(5) In the year ended December 31, 2020, the Company recognized an $11.9 million gain related to the sale of the HC notes receivable and the release of a lease guarantee as discussed in Note 1.

(6) Corporate depreciation and amortization includes amortization of deferred financing costs of $0.4 million, $0.5 million and $0.4 million in the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company carries out a variety of procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

On May 31, 2022, the Company acquired the assets of Mohawk as described more fully in Note 3 to the consolidated financial statements. Mohawk represented approximately 6% of the Company’s consolidated total assets at December 31, 2022 and approximately 4% of the Company’s consolidated net sales for the year ended December 31, 2022. As permitted by the Securities and Exchange Commission, management has elected to exclude Mohawk from its assessment of internal control over financial reporting as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Michael P. McGaugh	Monica P. Vinay
President and	Interim Chief Financial Officer
Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Myers Industries, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myers Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mohawk (as defined in Note 3), which is included in the 2022 consolidated financial statements of the Company and constituted 6% of total assets(inclusive of acquired intangible assets) as of December 31, 2022 and 4% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Mohawk.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and our report dated March 3, 2023 expressed an unqualified opinion thereon.

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

March 3, 2023

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

For information about the directors of the Company, see the sections titled “Proposal No. 1 – Election of Directors”, “Nominees,” “Corporate Governance Guidelines,” “Corporate Governance and Compensation Practices,” “Board and Committee Independence,” “Board Committees and Meetings,” “Committee Charters and Policies,” and “Shareholder Nomination Policy” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 27, 2023 (“Proxy Statement”), which is incorporated herein by reference.

The Company has established a separately-designated standing audit committee in compliance with the Exchange Act Section 3(a)(58)(A). The members of the Audit Committee are Yvette Dapremont Bright, William A. Foley, F. Jack Liebau, Jr. and Lori Lutey. Each member of the Company’s Audit Committee is financially literate and independent as defined under the Company’s Independence Criteria Policy and the independence standards set by the New York Stock Exchange. The Board has identified F. Jack Liebau, Jr. and Lori Lutey as “Audit Committee Financial Experts.”

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

ITEM 11. Executive Compensation

See the sections titled “Director Compensation,” “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested for Fiscal Year End 2022,” “Nonqualified Deferred Compensation,” “Severance Arrangements upon Termination Including Change in Control,” “Summary of Potential Termination Payments and Benefits,” “Risk Assessment of Compensation Practices,” “CEO Pay Ratio,” “Compensation and Management Development Committee Interlocks and Insider Participation,” and “Compensation and Management Development Committee Report on Executive Compensation” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the section titled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement, which is incorporated herein by reference.

	(A)		(B)		(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	930,616	(1)	$18.82	(2)	1,252,666
Equity Compensation Plans Not Approved by Security Holders	–0–		–0–		–0–
Total	930,616				1,252,666

(1)
This information is as of December 31, 2022 and includes outstanding stock option and restricted stock unit awards, including performance-based restricted stock unit awards, granted under the 2021 Incentive Stock Plan and the 2017 Incentive Stock Plan.
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

15. (A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

•
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB Firm ID No. 42)
•
Consolidated Statements of Operations For The Years Ended December 31, 2022, 2021 and 2020
•
Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2022, 2021 and 2020
•
Consolidated Statements of Financial Position As of December 31, 2022 and 2021
•
Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2022, 2021 and 2020
•
Consolidated Statements of Cash Flows For The Years Ended December 31, 2022, 2021 and 2020
•
Notes to Consolidated Financial Statements

15. (A)(2) Financial Statement Schedules

All schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15. (A)(3) Exhibits

EXHIBIT INDEX

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
4	Description of Capital Stock. Reference is made to Exhibit 4 to Form 10-K filed with the Commission on March 11, 2021.
10.1	Myers Industries, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 99.1 to Form S-8 filed with the Commission on November 21, 2018.
10.2	Amendment to Myers Industries, Inc. Employee Stock Purchase Plan effective October 1, 2022. (filed herewith)
10.3	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.4 to Form 10-Q filed with the Commission on May 6, 2021.
10.4

Myers Industries, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. Reference is made to Exhibit 99 to Post-Effective Amendment No. 2 to Form S-3 filed with the Commission on March 19, 2004.

10.5	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
10.6

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

10.7

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

10.8

Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and Michael P. McGaugh dated April 6, 2020. Reference is made to Exhibit 10.2 to the Form 8-K filed with the Commission on March 16, 2020.*

10.9

Second Amendment to the Note Purchase Agreement among the Subsidiary Guarantors identified therein and each of the institutions which is a signatory thereto, dated March 8, 2017. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 9, 2017.

10.10	Form of Director Stock Award Agreement under the Amended and Restated 2017 Incentive Stock Plan. Reference is made to Exhibit 10(ac) to Form 10-K filed with the Commission on March 8, 2019.
10.11	Amended and Restated 2017 Stock Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10(ao) to Form 10-K filed with the Commission on March 9, 2018.
10.12

Form of 2019 Option Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 8, 2019.

10.13

Administrative Settlement Agreement and Order on Consent For Remedial Investigation/Feasibility Study, effective November 27, 2018, by and between the United States Environmental Protection Agency and Buckhorn, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 13, 2018.

10.14	Executive Nonqualified Excess Plan effective January 1, 2018* Reference is made to Exhibit 10(ai) to Form 10-K filed with the Commission on March 8, 2019.
10.15

Form of 2020 Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10(a) to Form 10-Q filed with the Commission on July 30, 2020.

10.16

Form of 2020 Performance Stock Unit Award Agreement under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10(b) to Form 10-Q filed with the Commission on July 30, 2020.

10.17	Myers Industries, Inc. Senior Officer Severance Plan (as amended). * (filed herewith)
10.18

Sixth Amended and Restated Loan Agreement dated March 12, 2021, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K and filed with the Commission on March 16, 2021.

10.19

Third Amendment to Note Purchase Agreement, dated March 12, 2021, among Myers Industries, Inc., the subsidiary guarantors identified therein and each of the institutions which is a signatory thereto. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 16, 2021.

10.20

Non-Competition and Confidentiality Agreement between the Company and Sonal P. Robinson dated January 26, 2021 and effective February 1, 2021. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on January 27, 2021.*

10.21	Non-Competition and Confidentiality Agreement between the Company and Paul Johnson effective as of February 8, 2021.* (filed herewith)
10.22	Change in Control Addendum between the Company and Paul Johnson effective as of February 8, 2021 as amended and restated as of February 28, 2023.* (filed herewith)
10.23	Confidentiality Agreement between the Company and Jeffrey J. Baker effective as of September 1, 2020.* (filed herewith)
10.24	Confidentiality Agreement between the Company and Jim Gurnee effective as of August 17, 2020.* (filed herewith)
10.25

Form of 2021 Restricted Stock Unit Award Agreement for Executive Officers under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.5 to Form 10-Q filed with the Commission on May 6, 2021.

10.26

Form of 2021 Performance Stock Unit Award Agreement for Executive Officers under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.6 to Form 10-Q filed with the Commission on May 6, 2021.

10.27	Myers Industries, Inc. 2021 Long-Term Incentive Plan.* Reference is made to Exhibit 99.1 to Form S-8 filed with the Commission on April 29, 2021.
10.28

Form of 2022 Restricted Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 5, 2022.

10.29

Form of 2022 Performance Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the Commission on May 5, 2022.

10.30

Seventh Amended and Restated Loan Agreement, dated September 29, 2022, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent.***Reference is made to Exhibit 10.1 to Form 8-K filed with the SEC on October 4, 2022.

10.31

Fourth Amendment to Note Purchase Agreement, dated September 29, 2022, among Myers Industries, Inc., the subsidiary guarantors identified therein and each of the institutions which is a signatory thereto. Reference is made to Exhibit 10.2 to Form 8-K filed with the SEC on October 4, 2022.

10.32	2023 Non-employee Director Compensation.* (filed herewith)
14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14.1 to Form 8-K filed with the Commission on March 6, 2017.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney for Yvette Dapremont Bright, Sarah R. Coffin, Ron DeFeo, William A. Foley, Jeffrey Kramer, F. Jack Liebau, Jr., Bruce M. Lisman, and Lori Lutey.
31.1	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Monica P. Vinay, Interim Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Monica P. Vinay, Interim Chief Financial Officer, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL includes: (i) Consolidated Statements of Financial Position (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE	TITLE	DATE

/s/ Michael P. McGaugh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2023
MICHAEL P. MCGAUGH

/s/ Monica P. Vinay	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2023
MONICA P. VINAY

/s/ Yvette Dapremont Bright*	Director	March 3, 2023
YVETTE DAPREMONT BRIGHT

/s/ Sarah R. Coffin*	Director	March 3, 2023
SARAH R. COFFIN

/s/ Ron DeFeo*	Director	March 3, 2023
RON DEFEO

/s/ William A. Foley*	Director	March 3, 2023
WILLIAM A. FOLEY

/s/ Jeffrey Kramer*	Director	March 3, 2023
JEFFREY KRAMER

/s/ F. Jack Liebau, Jr.*	Director	March 3, 2023
F. JACK LIEBAU, JR.

/s/ Bruce M. Lisman*	Director	March 3, 2023
BRUCE M. LISMAN

/s/ Lori Lutey*	Director	March 3, 2023
LORI LUTEY

*The above named Directors of the Registrant execute this report by Michael P. McGaugh and Monica P. Vinay, their attorneys-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 1st day of March 2023, and filed herewith.

By: /s/ Michael P. McGaugh	By: /s/ Monica P. Vinay
Michael P. McGaugh	Monica P. Vinay
Attorney-in-Fact	Attorney-in-Fact