Form 10-Q
period 2023-06-30
MYERS INDUSTRIES INC
filed 2023-08-03
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the issuer’s common stock, without par value, as of July 28, 2023 was 36,809,544 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$208,453	$233,156	$424,192	$458,642
Cost of sales	140,043	158,440	284,717	311,998
Gross profit	68,410	74,716	139,475	146,644
Selling, general and administrative expenses	52,351	52,320	104,432	100,310
(Gain) loss on disposal of fixed assets	(83)	(221)	(56)	(688)
Operating income	16,142	22,617	35,099	47,022
Interest expense, net	1,790	1,211	3,436	2,358
Income before income taxes	14,352	21,406	31,663	44,664
Income tax expense	3,747	5,575	8,082	11,496
Net income	$10,605	$15,831	$23,581	$33,168
Net income per common share:
Basic	$0.29	$0.43	$0.64	$0.91
Diluted	$0.29	$0.43	$0.64	$0.91

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$10,605	$15,831	$23,581	$33,168
Other comprehensive income (loss):
Foreign currency translation adjustment	765	(1,179)	807	(609)
Total other comprehensive income	765	(1,179)	807	(609)
Comprehensive income	$11,370	$14,652	$24,388	$32,559

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$30,692	$23,139
Accounts receivable, less allowances of $3,586 and $3,259, respectively	116,771	133,716
Income tax receivable	80	—
Inventories, net	98,238	93,351
Prepaid expenses and other current assets	10,839	7,001
Total Current Assets	256,620	257,207
Property, plant, and equipment, net	106,635	101,566
Right of use asset - operating leases	27,518	28,908
Goodwill	95,390	95,157
Intangible assets, net	48,440	51,752
Deferred income taxes	129	129
Other	7,978	7,915
Total Assets	$542,710	$542,634

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$81,744	$73,536
Accrued employee compensation	15,558	24,664
Income taxes payable	—	2,054
Accrued taxes payable, other than income taxes	2,326	3,169
Accrued interest	1,128	1,264
Other current liabilities	31,337	26,380
Operating lease liability - short-term	5,691	6,177
Finance lease liability - short-term	534	518
Long-term debt - current portion	25,989	—
Total Current Liabilities	164,307	137,762
Long-term debt	52,986	93,962
Operating lease liability - long-term	21,982	22,786
Finance lease liability - long-term	8,645	8,919
Other liabilities	11,414	15,270
Deferred income taxes	8,954	7,508
Total Liabilities	268,288	286,207

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 36,791,825 and 36,500,020; net of treasury shares of 5,760,632 and 6,052,437, respectively)	22,572	22,332
Additional paid-in capital	319,553	315,865
Accumulated other comprehensive loss	(16,986)	(17,793)
Retained deficit	(50,717)	(63,977)
Total Shareholders’ Equity	274,422	256,427
Total Liabilities and Shareholders’ Equity	$542,710	$542,634

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended June 30, 2023
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2023	$22,525	$316,709	$(17,751)	$(56,236)	$265,247
Net income	—	—	—	10,605	10,605
Foreign currency translation adjustment	—	—	765	—	765
Shares issued under incentive plans, net of shares withheld for tax	47	356	—	—	403
Stock compensation expense	—	2,488	—	—	2,488
Declared dividends - $0.135 per share	—	—	—	(5,086)	(5,086)
Balance at June 30, 2023	$22,572	$319,553	$(16,986)	$(50,717)	$274,422

	Quarter Ended June 30, 2022
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2022	$22,225	$308,521	$(14,831)	$(91,777)	$224,138
Net income	—	—	—	15,831	15,831
Foreign currency translation adjustment	—	—	(1,179)	—	(1,179)
Shares issued under incentive plans, net of shares withheld for tax	79	1,285	—	—	1,364
Stock compensation expense	—	2,133	—	—	2,133
Declared dividends - $0.135 per share	—	—	—	(5,029)	(5,029)
Balance at June 30, 2022	$22,304	$311,939	$(16,010)	$(80,975)	$237,258

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2023
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2023	$22,332	$315,865	$(17,793)	$(63,977)	$256,427
Net income	—	—	—	23,581	23,581
Foreign currency translation adjustment	—	—	807	—	807
Shares issued under incentive plans, net of shares withheld for tax	240	(704)	—	—	(464)
Stock compensation expense	—	4,392	—	—	4,392
Declared dividends - $0.27 per share	—	—	—	(10,321)	(10,321)
Balance at June 30, 2023	$22,572	$319,553	$(16,986)	$(50,717)	$274,422

	Six Months Ended June 30, 2022
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2022	$22,172	$306,720	$(15,401)	$(104,166)	$209,325
Net income	—	—	—	33,168	33,168
Foreign currency translation adjustment	—	—	(609)	—	(609)
Shares issued under incentive plans, net of shares withheld for tax	132	1,359	—	—	1,491
Stock compensation expense	—	3,860	—	—	3,860
Declared dividends - $0.27 per share	—	—	—	(9,977)	(9,977)
Balance at June 30, 2022	$22,304	$311,939	$(16,010)	$(80,975)	$237,258

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$23,581	$33,168
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	11,295	10,441
Amortization of deferred financing costs	156	242
Non-cash stock-based compensation expense	4,392	3,860
(Gain) loss on disposal of fixed assets	(56)	(688)
Other	2,492	698
Cash flows provided by (used for) working capital
Accounts receivable	15,096	(21,200)
Inventories	(4,730)	(7,259)
Prepaid expenses and other current assets	(3,828)	(5,702)
Accounts payable and accrued expenses	240	20,739
Net cash provided by (used for) operating activities	48,638	34,299
Cash Flows From Investing Activities
Capital expenditures	(15,216)	(10,943)
Acquisition of business, net of cash acquired	(160)	(24,253)
Proceeds from sale of property, plant and equipment	142	1,499
Net cash provided by (used for) investing activities	(15,234)	(33,697)
Cash Flows From Financing Activities
Net borrowings (repayments) from revolving credit facility	(15,000)	13,000
Payments on finance lease	(258)	(249)
Cash dividends paid	(10,296)	(9,934)
Proceeds from issuance of common stock	1,569	1,838
Shares withheld for employee taxes on equity awards	(2,033)	(347)
Net cash provided by (used for) financing activities	(26,018)	4,308
Foreign exchange rate effect on cash	167	(131)
Net increase (decrease) in cash	7,553	4,779
Cash at January 1	23,139	17,655
Cash at June 30	$30,692	$22,434

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2023 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2023.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 11, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of any revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At June 30, 2023 and December 31, 2022, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated to be $37.4 million and $37.4 million, respectively.

The purchase price allocations associated with the May 31, 2022 acquisition of Mohawk Rubber Sales of New England Inc. ("Mohawk"), as described in Note 3, required fair value measurements using unobservable inputs which are considered Level 3 inputs. The fair value of the acquired intangible assets was determined using an income approach.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at April 1, 2023	$(16,368)	$(1,383)	$(17,751)
Other comprehensive income (loss) before reclassifications	765	—	765
Net current-period other comprehensive income (loss)	765	—	765
Balance at June 30, 2023	$(15,603)	$(1,383)	$(16,986)

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at April 1, 2022	$(13,365)	$(1,466)	$(14,831)
Other comprehensive income (loss) before reclassifications	(1,179)	—	(1,179)
Net current-period other comprehensive income (loss)	(1,179)	—	(1,179)
Balance at June 30, 2022	$(14,544)	$(1,466)	$(16,010)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2023	$(16,410)	$(1,383)	$(17,793)
Other comprehensive income (loss) before reclassifications	807	—	807
Net current-period other comprehensive income (loss)	807	—	807
Balance at June 30, 2023	$(15,603)	$(1,383)	$(16,986)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2022	$(13,935)	$(1,466)	$(15,401)
Other comprehensive income (loss) before reclassifications	(609)	—	(609)
Net current-period other comprehensive income (loss)	(609)	—	(609)
Balance at June 30, 2022	$(14,544)	$(1,466)	$(16,010)

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

The changes in the allowance for credit losses for the six months ended June 30, 2023 and 2022 were as follows:

	2023	2022
Balance at January 1	$2,273	$2,173
Provision for expected credit loss, net of recoveries	675	(110)
Write-offs and other	(258)	(302)
Balance at June 30	$2,690	$1,761

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended June 30, 2023
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$30,284	$—	$—	$30,284
Vehicle	36,205	—	—	36,205
Food and beverage	18,989	—	—	18,989
Industrial	57,817	—	(15)	57,802
Auto aftermarket	—	65,173	—	65,173
Total net sales	$143,295	$65,173	$(15)	$208,453

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Quarter Ended June 30, 2022
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$34,589	$—	$—	$34,589
Vehicle	48,101	—	—	48,101
Food and beverage	23,154	—	—	23,154
Industrial	67,246	—	(9)	67,237
Auto aftermarket	—	60,075	—	60,075
Total net sales	$173,090	$60,075	$(9)	$233,156

	For the Six Months Ended June 30, 2023
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$54,160	$—	$—	$54,160
Vehicle	68,213	—	—	68,213
Food and beverage	60,145	—	—	60,145
Industrial	113,339	—	(23)	113,316
Auto aftermarket	—	128,358	—	128,358
Total net sales	$295,857	$128,358	$(23)	$424,192

	For the Six Months Ended June 30, 2022
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$66,513	$—	$—	$66,513
Vehicle	95,878	—	—	95,878
Food and beverage	57,834	—	—	57,834
Industrial	129,501	—	(20)	129,481
Auto aftermarket	—	108,936	—	108,936
Total net sales	$349,726	$108,936	$(20)	$458,642

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	June 30,	December 31,	Statement of Financial Position
	2023	2022	Classification
Returns, discounts and other allowances	$(896)	$(986)	Accounts receivable
Right of return asset	$347	$350	Inventories, net
Customer deposits	$(4,322)	$(5,896)	Other current liabilities
Accrued rebates	$(3,922)	$(4,711)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Selling, General and Administrative expenses for the Company’s manufacturing business and as Cost of sales for the Company’s distribution business. Costs for shipments to customers in Selling, General and Administrative expenses were approximately $2.6 million and $3.9 million for the quarters ended June 30, 2023 and 2022, respectively, and $5.6 million and $7.1 million for the six months ended June 30, 2023 and 2022, respectively, and in Cost of sales were approximately $3.1 million and $2.4 million for the quarters ended June 30, 2023 and 2022, respectively and $7.2 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively.

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

The acquisition of Mohawk was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed, including measurement period adjustments.

	Initial Allocation of Consideration	Measurement Period Adjustments(1)	Final Allocation
Assets acquired:
Accounts receivable	$10,137	$458	$10,595
Inventories	8,209	(16)	8,193
Prepaid expenses	104	—	104
Other assets - long term	30	—	30
Property, plant and equipment	1,432	(261)	1,171
Right of use asset - operating leases	1,367	—	1,367
Intangible assets	7,720	90	7,810
Goodwill	7,485	(403)	7,082
Assets acquired	$36,484	$(132)	$36,352

Liabilities assumed:
Accounts payable	$5,996	$(191)	$5,805
Accrued expenses	1,414	(70)	1,344
Operating lease liability - short term	399	—	399
Operating lease liability - long term	968	—	968
Total liabilities assumed	8,777	(261)	8,516

Net acquisition cost	$27,707	$129	$27,836

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

4. Restructuring

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”), a rotational molding business within the Material Handling Segment. The Company is consolidating certain manufacturing operations into a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, as amended in March 2021, Ameri-Kart entered into a lease agreement for a newly constructed manufacturing and distribution facility in Bristol, Indiana. The building became substantially complete in March 2021 as defined in the lease agreement, and the 15-year finance lease of the new Bristol facility commenced. In connection with the lease agreement, Ameri-Kart agreed to sell its original Bristol facility and lease it back for a period of 5 years. During the second quarter of 2021, the sale of the original facility for net proceeds of $2.8 million was completed, which resulted in a gain of $1.0 million, and the lease back commenced. The new Bristol facility is in service and the original facility has been closed. Remaining costs to complete this consolidation are expected to be approximately $2.7 million, including approximately $0.4 million in 2023 related to remaining equipment moves and $2.3 million to be incurred through 2026 related to remaining lease and maintenance costs for the idled facility.

The Company incurred $0.2 million and $0.5 million of restructuring charges related to the initiatives discussed above during the quarter and six months ended June 30, 2023, respectively, and $0.4 million of restructuring charges during the six months ended June 30, 2022, which were recorded within Cost of sales and Selling, General and Administrative. The Company also incurred $0.3 million related to loss on disposal of fixed assets during the six months ended June 30, 2022. Accrued and unpaid restructuring expenses were not significant at June 30, 2023 or December 31, 2022.

Severance charges from other restructuring initiatives to reduce overhead costs during the quarter and six months ended June 30, 2023 totaled $0.1 million and $0.4 million, respectively which were recorded within Selling, General and Administrative. Accrued and unpaid costs for these initiatives were not significant at June 30, 2023. Remaining costs associated with these other restructuring initiatives are not expected to be meaningful.

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 35 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarters ended June 30, 2023 or 2022.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Inventories consisted of the following:

	June 30,	December 31,
	2023	2022
Finished and in-process products	$57,582	$54,991
Raw materials and supplies	40,656	38,360
	$98,238	$93,351

6. Other Liabilities

The balance in Other Current Liabilities is comprised of the following:

	June 30,	December 31,
	2023	2022
Customer deposits and accrued rebates	$8,244	$10,607
Dividends payable	5,747	5,722
Accrued litigation, claims and professional fees	1,826	596
Current portion of environmental reserves	7,905	3,284
Other accrued expenses	7,615	6,171
	$31,337	$26,380

The balance in Other Liabilities (long-term) is comprised of the following:

	June 30,	December 31,
	2023	2022
Environmental reserves	$8,614	$13,078
Supplemental executive retirement plan liability	688	824
Pension liability	213	184
Other long-term liabilities	1,899	1,184
	$11,414	$15,270

7. Goodwill and Intangible Assets

The change in goodwill for the six months ended June 30, 2023 was as follows:

	Distribution	Material Handling	Total
January 1, 2023	$14,730	$80,427	$95,157
Foreign currency translation	—	233	233
June 30, 2023	$14,730	$80,660	$95,390

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $9.8 million at both June 30, 2023 and December 31, 2022. Refer to Note 3 for the intangible assets acquired through the Mohawk acquisition in May 2022.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

8. Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding basic	36,761,916	36,397,547	36,663,345	36,338,907
Dilutive effect of stock options and restricted stock	130,261	225,948	210,739	238,285
Weighted average common shares outstanding diluted	36,892,177	36,623,495	36,874,084	36,577,192

Options to purchase 114,540 and 18,820 shares of common stock that were outstanding for the quarter and six months ended June 30, 2023, respectively and 114,540 shares of common stock that were outstanding for the six months ended June 30, 2022 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. There were no options to purchase shares of common stock excluded from the computation of diluted earnings for the quarter ended June 30, 2022.

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

Stock compensation expense was approximately $2.5 million and $2.1 million for the quarters ended June 30, 2023 and 2022, respectively, and $4.4 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively. These expenses are included in Selling, General and Administrative expenses. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at June 30, 2023 was approximately $13.1 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

During the fourth quarter of 2018, Buckhorn and the EPA finalized the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine. The AOC is effective as of November 27, 2018, the date that it was executed by the EPA. The AOC and accompanying SOW document the terms, conditions and procedures for Buckhorn’s performance of the RI/FS. In addition, the AOC required $2 million of financial assurance to be provided to the EPA to secure Buckhorn's performance during the estimated life of the RI/FS. In January 2019, a letter of credit was provided to satisfy this assurance requirement. The AOC also includes provisions for payment of the EPA’s costs of oversight of the RI/FS. A draft work plan for the RI/FS, in accordance with the AOC and related SOW, was submitted to the EPA for review and approval in July 2019. Upon preparation of the draft work plan for the RI/FS, Buckhorn received preliminary estimates from its environmental consultants for the cost of the execution of the work plan. Beginning in late 2021 and continuing through the current period, Buckhorn and the EPA continue to actively discuss the scope of the activities in the work plan, resulting in changes to the estimated costs to perform the work plan from time to time. Cost estimates will continue to be refined as the work plan is finalized and as the activities are performed over a period expected to last several years. In the fourth quarter of 2022, Buckhorn reached an agreement with respect to certain insurance coverage related to defense costs, which is expected to apply to a substantial portion of the estimated remediation investigation costs. Buckhorn established a receivable related to the probable insurance recovery of these costs totaling $6.0 million, as of December 31, 2022. During the quarter and six months ended June 30, 2023 Buckhorn received insurance recovery reimbursements of $0.1 million and $1.0 million, respectively and recorded additional probable insurance recoveries of $0.1 million and $1.2 million, respectively, related to the additional cost estimates discussed below. As of June 30, 2023, Buckhorn has a total receivable related to the probable insurance recovery of $6.2 million, of which $3.1 million is classified in Accounts receivable and $3.1 million is classified in Other (long-term).

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

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $19.0 million of cumulative charges, made cumulative payments of $8.9 million, received insurance recoveries of $3.0 million and recorded $7.2 million of probable insurance recoveries through June 30, 2023. These costs are comprised primarily of estimates to perform the RI/FS, negotiation of the AOC, identification of possible other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to demands issued by the EPA under the AOC. Expenses, net of probable insurance recoveries, of $1.8 million and $2.3 million were recorded for the quarter and six months ended June 30, 2023, respectively, and expenses of $0.6 million and $1.3 million were recorded for the quarter and six months ended June 30, 2022, respectively, primarily related to updated estimates of the cost to perform the RI/FS. As of June 30, 2023, Buckhorn has a total reserve of $12.1 million related to the New Idria Mine, of which $7.6 million is classified in Other Current Liabilities and $4.5 million in Other Liabilities (long-term).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. No costs were incurred related to New Almaden in the quarter and six months ended June 30, 2023 or 2022, respectively. As of June 30, 2023, the Company has a total reserve of $4.5 million related to the New Almaden Mine, of which $0.3 million is classified in Other Current Liabilities and $4.2 million in Other Liabilities (long-term).

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

Patent Infringement

On December 11, 2018, No Spill Inc. filed suit against Scepter Manufacturing LLC in the United States District Court for the District of Kansas asserting infringement of two patents, breach of contract, and trade dress claims in relation to plastic gasoline containers Scepter manufactures and sells in the United States. Scepter Canada, Inc. was later added in a second amended complaint. On January 6, 2022, the District Court bifurcated the patent infringement and invalidity issues from the antitrust and other issues in the case. Initial discovery has concluded and dispositive motions have been filed in the matter. The trial on patent infringement and invalidity was held in early March 2023, resulting in jury verdicts on March 14, 2023 in favor of the defendant Scepter entities on each of the alleged claims of infringement. On April 24, 2023, the Court issued an Order dismissing all remaining claims in the case with prejudice and entered final Judgment of the jury verdict in favor of Scepter. On April 24, 2023 the parties dismissed the remaining claims and phase two of the bifurcated trial will not proceed.

Both parties filed post-trial motions with the District Court to preserve the issues they intend to appeal. Once the District Court rules on the post-trial motions, we expect No Spill to file its formal appeal, which Scepter will defend vigorously.

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

Other Matters

On February 14, 2023, a lawsuit was filed by Nan Morgan McCartney in the Circuit Court of Escambia County, Florida against the Company, Scepter US Holding Company, Scepter Manufacturing, LLC, Scepter Canada Inc., Walmart Inc., and Wal-Mart Stores East, LP. The complaint seeks compensatory damages and court costs for harm caused to Ms. McCartney allegedly arising from use of a 5-gallon portable fuel container manufactured by a Scepter company and alleges amounts in controversy in excess of $30 thousand exclusive of costs. The case has been removed to the Northern District of Florida, Pensacola Division. The Myers' defendants filed their Answer to the Complaint on April 25, 2023. A Rule 26(f) conference was conducted by the parties on April 27, 2023 to discuss a discovery plan and case schedule. Defendants have served written discovery on Plaintiff. No other proceedings have occurred in this litigation matter as of the date of this filing and the Company cannot assess with any meaningful probability the outcome or damages.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	June 30,	December 31,
	2023	2022
Loan Agreement	$41,000	$56,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	79,000	94,000
Less unamortized deferred financing costs	25	38
	78,975	93,962
Less current portion long-term debt	25,989	—
Long-term debt	$52,986	$93,962

On September 29, 2022, the Company entered into a Seventh Amended and Restated Loan Agreement (the “Seventh Amendment”), which amended the Sixth Amended and Restated Loan Agreement (the "Sixth Amendment"), dated March 12, 2021. The Seventh Amendment, among other things, extended the maturity date to September 2027 from March 2024. The Seventh Amendment did not change the senior revolving credit facility's $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility, or the outstanding letters of credit. In connection with the Seventh Amendment, the Company incurred $0.9 million of deferred financing fees, which are included in Other Assets (long-term). Together with unamortized fees from the Sixth Amendment remaining deferred financing fees under the Company's Loan Agreement were $1.2 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively, which will be amortized to Interest expense over the term of the Loan Agreement (defined below).

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

As of June 30, 2023, the Company had $203.3 million available under the Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.7 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Loan Agreement bear interest at the Term SOFR, RFR, EURIBOR and CDOR-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges of stock of certain of the Company’s foreign subsidiaries and guaranties of certain of its domestic subsidiaries.

The Company also holds Senior Unsecured Notes (“Notes”), which range in face value from $11.0 million to $15.0 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually, and maturing between January 2024 and January 2026. At June 30, 2023, $38.0 million of the Notes were outstanding, of which $26.0 million are classified as current.

The weighted average interest rate on borrowings under the Company’s long-term debt was 6.75% and 3.97% for the quarters ended June 30, 2023 and 2022, respectively, and 6.59% and 4.05% for the six months ended June 30, 2023 and 2022, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

As of June 30, 2023, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

12. Income Taxes

The Company’s effective tax rate was 26.1% and 25.5% for the quarter and six months ended June 30, 2023, respectively compared to 26.0% and 25.7% for the quarter and six months ended June 30, 2022. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to state taxes and non-deductible expenses.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of June 30, 2023, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2019. The Company is subject to state and local examinations for tax years of 2018 through 2021. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2017 through 2021.

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

Amounts included in the Condensed Consolidated Statement of Financial Position (Unaudited) related to leases include:

		June 30,	December 31,
	Classification	2023	2022
Assets:
Operating lease assets	Right of use asset - operating leases	$27,518	$28,908
Finance lease assets	Property, plant and equipment, net	8,731	9,075
Total lease assets		$36,249	$37,983

Liabilities:
Current	Operating lease liability - short-term	$5,691	$6,177
Long-term	Operating lease liability - long-term	21,982	22,786
Total operating lease liabilities		27,673	28,963
Current	Finance lease liability - short-term	534	518
Long-term	Finance lease liability - long-term	8,645	8,919
Total finance lease liabilities		9,179	9,437
Total lease liabilities		$36,852	$38,400

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The components of lease expense include:

		For the Quarter Ended June 30,		For the Six Months Ended June 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease cost (1)	Cost of sales	$1,618	$1,376	$3,171	$2,732
Operating lease cost (1)	Selling, general and administrative expenses	782	666	1,637	1,277
Finance lease cost
Amortization expense	Cost of sales	173	173	345	345
Interest expense on lease liabilities	Interest expense, net	81	85	162	171
Total lease cost		$2,654	$2,300	$5,315	$4,525
(1)
Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended June 30,
Supplemental Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,785	$3,286
Operating cash flows from finance leases	$162	$171
Financing cash flows from finance leases	$258	$249
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,956	$1,296
Finance leases	$—	$—

Lease Term and Discount Rate	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating leases	6.12	6.44
Finance leases	12.68	13.17
Weighted-average discount rate:
Operating leases	3.9%	3.6%
Finance leases	3.5%	3.5%

Maturity of Lease Liabilities - As of June 30, 2023	Operating Leases	Finance Leases	Total
2023(1)	$3,563	$420	$3,983
2024	5,927	861	6,788
2025	5,088	865	5,953
2026	4,410	865	5,275
2027	3,511	887	4,398
After 2027	8,382	7,521	15,903
Total lease payments	30,881	11,419	42,300
Less: interest	(3,208)	(2,240)	(5,448)
Present value of lease liabilities	$27,673	$9,179	$36,852
(1)
Represents amounts due in 2023 after June 30, 2023

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

The Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive under-vehicle repair and the manufacture of tire repair and retreading products. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment also manufactures and sells certain traffic markings, including reflective highway marking tape. The Distribution Segment operates domestically through its sales offices and eight regional distribution centers in the United States, and in certain foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, truck stop operations, auto dealers, general service and repair centers, tire re-treaders, and government agencies. The acquisition of Mohawk, described in Note 3, is included in the Distribution Segment.

Total sales from foreign business units were approximately $11.2 million and $13.8 million for the quarters ended June 30, 2023 and 2022, respectively, and $23.7 million and $26.4 million for the six months ended June 30, 2023 and 2022, respectively.

Summarized segment detail for the quarters and six months ended June 30, 2023 and 2022 are presented in the following table:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales
Material Handling	$143,295	$173,090	$295,857	$349,726
Distribution	65,173	60,075	128,358	108,936
Inter-company sales	(15)	(9)	(23)	(20)
Total net sales	$208,453	$233,156	$424,192	$458,642

Operating income
Material Handling	$24,828	$28,034	$50,179	$59,254
Distribution (2)	3,398	4,269	5,635	7,570
Corporate(1) (2) (3)	(12,084)	(9,686)	(20,715)	(19,802)
Total operating income	16,142	22,617	35,099	47,022
Interest expense, net	(1,790)	(1,211)	(3,436)	(2,358)
Income before income taxes	$14,352	$21,406	$31,663	$44,664

(1) The company recognized $1.8 million and $0.6 million of expense to the estimated environmental reserve, net of probable insurance recoveries for the quarters ended June 30, 2023 and 2022, respectively, and $2.3 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively, as described in Note 10. Environmental charges are not included in segment results and are shown with Corporate.

(2) In the three and six months ended June 30, 2023 the company recognized $0.7 million of executive severance, of which $0.4 million was recognized in the Distribution Segment related to severance and benefits and $0.3 million was recognized in Corporate related to charges for the acceleration of stock compensation.

(3) Corporate includes $1.3 million of consulting costs to improve the Company's capabilities to screen and execute large acquisitions in the three and six months ended June 30, 2023.

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

The Company’s results of operations for the quarter and six months ended June 30, 2023 are discussed below. The current economic environment includes heightened risks from inflation, interest rates, banking liquidity, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including the conflict between Russia and Ukraine, and the COVID-19 pandemic. Russia’s invasion of Ukraine in the first quarter of 2022 has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended June 30, 2023 to the Quarter Ended June 30, 2022

Net Sales:

(dollars in thousands)	Quarter Ended June 30,
Segment	2023	2022	Change	% Change
Material Handling	$143,295	$173,090	$(29,795)	(17.2)%
Distribution	65,173	60,075	5,098	8.5%
Inter-company sales	(15)	(9)	(6)
Total net sales	$208,453	$233,156	$(24,703)	(10.6)%

Net sales for the quarter ended June 30, 2023 were $208.5 million, a decrease of $24.7 million or 10.6% compared to the quarter ended June 30, 2022. Net sales decreased due to lower volume/mix of $33.2 million, following high volume of certain products focused on outdoor activities, which were especially strong due to a surge in COVID-induced consumer discretionary spending in the prior period. Net sales also decreased due to the effect of unfavorable currency translation of $0.5 million and lower pricing of $0.3 million. The decrease in net sales was partially offset by $9.3 million of incremental sales from the acquisition of Mohawk on May 31, 2022, included in the Distribution Segment. Mohawk's annual sales were approximately $65 million at the time of acquisition. The Company continues to pursue further pricing initiatives, and beginning in February 2023, the Company began to implement a series of additional pricing increases across a majority of its portfolio of products within its Distribution segment.

Net sales in the Material Handling Segment decreased $29.8 million or 17.2% for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022. Net sales decreased due to lower volume/mix $26.6 million, lower pricing $2.7 million and the effect of unfavorable currency translation of $0.5 million.

Net sales in the Distribution Segment increased $5.1 million or 8.5% for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, primarily due to $9.3 million of incremental sales from the acquisition of Mohawk on May 31, 2022 and higher pricing of $2.4 million. The increase in net sales was partially offset by lower volume/mix of $6.6 million.

Cost of Sales & Gross Profit:

	Quarter Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
Cost of sales	$140,043	$158,440	$(18,397)	(11.6)%
Gross profit	$68,410	$74,716	$(6,306)	(8.4)%
Gross profit as a percentage of sales	32.8%	32.0%

Gross profit decreased $6.3 million, or 8.4%, for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, due to lower volume/mix as described under Net Sales above and increased labor and productivity costs. Gross margin expanded to 32.8% for the quarter ended June 30, 2023 compared with 32.0% for the quarter ended June 30, 2022 as the benefits from lower material costs and the acquisition of Mohawk on May 31, 2022 partially offset the decrease in gross profit for the quarter ended June 30, 2023.

Selling, General and Administrative Expenses:

	Quarter Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
SG&A expenses	$52,351	$52,320	$31	0.1%
SG&A expenses as a percentage of sales	25.1%	22.4%

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2023 were $52.4 million, an increase of 0.1% compared to the same period in the prior year. Increases in SG&A expenses in the second quarter 2023 were primarily due to $1.9 million of incremental SG&A from the acquisition of Mohawk on May 31, 2022, $1.3 million of consulting costs to improve our capabilities to screen and execute large acquisitions and $0.4 million of higher salaries and benefits, partially offset by $2.1 million of lower incentive compensation, $1.0 million of lower variable selling expenses, $0.8 million of lower legal and other professional fees and $0.8 million of lower facility costs. Environmental matters, as described in Note 10 resulted in a net $1.8 million expense for the quarter ended June 30, 2023, which compared to $0.6 million of charges for the quarter ended June 30, 2022.

Net Interest Expense:

	Quarter Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
Net interest expense	$1,790	$1,211	$579	47.8%
Average outstanding borrowings, net	$104,365	$115,110	$(10,745)	(9.3)%
Weighted-average borrowing rate	6.75%	3.97%

Net interest expense for the quarter ended June 30, 2023 was $1.8 million, an increase of $0.6 million, or 47.8%, compared with $1.2 million for the quarter ended June 30, 2022. The higher net interest expense was due to a higher weighted-average borrowing rate, partially offset by lower average outstanding borrowings in the current quarter.

Income Taxes:

	Quarter Ended June 30,
(dollars in thousands)	2023	2022
Income before income taxes	$14,352	$21,406
Income tax expense	$3,747	$5,575
Effective tax rate	26.1%	26.0%

The Company’s effective tax rate was 26.1% for the quarter ended June 30, 2023, compared to 26.0% for the quarter ended June 30, 2022. The increase in the effective tax rate was driven primarily by non-deductible expenses.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Net Sales:

(dollars in thousands)	Six Months Ended June 30,
Segment	2023	2022	Change	% Change
Material Handling	$295,857	$349,726	$(53,869)	(15.4)%
Distribution	128,358	108,936	19,422	17.8%
Inter-company sales	(23)	(20)	(3)
Total net sales	$424,192	$458,642	$(34,450)	(7.5)%

Net sales for the six months ended June 30, 2023 were $424.2 million, a decrease of $34.5 million or 7.5% compared to the six months ended June 30, 2022. Net sales decreased due to lower volume/mix of $58.3 million, following high volume of certain products focused on outdoor activities, which were especially strong due to a surge in COVID-induced consumer discretionary spending in the prior period. Net sales also decreased due to the effect of unfavorable currency translation of $1.2 million. The decrease in net sales was partially offset by $23.1 million of incremental sales from the acquisition of Mohawk on May 31, 2022, included in the Distribution Segment and higher pricing of $1.9 million. Mohawk's annual sales were approximately $65 million at the time of the acquisition. The Company continues to pursue further pricing initiatives, and beginning in February 2023, the Company began to implement a series of additional pricing increases across a majority of its portfolio of products within its Distribution segment.

Net sales in the Material Handling Segment decreased $53.9 million or 15.4% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Net sales decreased due to lower volume/mix of $49.5 million, lower pricing $3.2 million and the effect of unfavorable currency translation of $1.2 million.

Net sales in the Distribution Segment increased $19.4 million or 17.8% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher pricing of $5.1 million and $23.1 million of incremental sales from the acquisition of Mohawk on May 31, 2022. The increase in net sales was partially offset by lower volume/mix of $8.8 million.

Cost of Sales & Gross Profit:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
Cost of sales	$284,717	$311,998	$(27,281)	(8.7)%
Gross profit	$139,475	$146,644	$(7,169)	(4.9)%
Gross profit as a percentage of sales	32.9%	32.0%

Gross profit decreased $7.2 million, or 4.9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to lower volume/mix as described under Net Sales above and increased labor and productivity costs. Gross margin expanded to 32.9% for the six months ended June 30, 2023 compared with 32.0% for the six months ended June 30, 2022 as the benefits from higher pricing, lower material costs and the acquisition of Mohawk on May 31, 2022 all partially offset the decrease in gross profit for the six months ended June 30, 2023.

Selling, General and Administrative Expenses:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
SG&A expenses	$104,432	$100,310	$4,122	4.1%
SG&A expenses as a percentage of sales	24.6%	21.9%

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2023 were $104.4 million, an increase of $4.1 million or 4.1% compared to the same period in the prior year. Increases in SG&A expenses for the six months ended June 30, 2023 were primarily due to $5.0 million of incremental SG&A from the acquisition of Mohawk on May 31, 2022, $1.5 million of higher salaries and benefits, $1.3 million of consulting costs to improve our capabilities to screen and execute large acquisitions and $1.0 million of higher legal and other professional fees, primarily related to a success fees payable in conjunction with the favorable patent trial result, as described in Note 10. The increase to SG&A expenses for the six months ended June 30, 2023 was partially offset by $2.9 million of lower incentive compensation, $1.7 million of lower variable selling expenses and $1.1 million of lower facility costs. Environmental matters, as described in Note 10 resulted in a net $2.3 million expense for the six months ended June 30, 2023, which compared to $1.3 million of charges for the six months ended June 30, 2022.

Net Interest Expense:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
Net interest expense	$3,436	$2,358	$1,078	45.7%
Average outstanding borrowings, net	$102,157	$110,507	$(8,350)	(7.6)%
Weighted-average borrowing rate	6.59%	4.05%

Net interest expense for the six months ended June 30, 2023 was $3.4 million, an increase of $1.1 million, or 45.7%, compared with $2.4 million for the six months ended June 30, 2022. The higher net interest expense was due to a higher weighted-average borrowing rate, partially offset by lower average outstanding borrowings for the six months ended June 30, 2023.

Income Taxes:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Income before income taxes	$31,663	$44,664
Income tax expense	$8,082	$11,496
Effective tax rate	25.5%	25.7%

The Company’s effective tax rate was 25.5% and 25.7% for both the six months ended June 30, 2023 and 2022, respectively. The decrease in the effective tax rate was driven primarily by lower state taxes.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At June 30, 2023, the Company had $30.7 million of cash, $203.3 million available under the Loan Agreement and outstanding debt of $88.2 million, including the finance lease liability of $9.2 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and the heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Net cash provided by operating activities was $48.6 million for the six months ended June 30, 2023, compared to $34.3 million in the same period in 2022. The increase was primarily due to lower working capital driven by decreases in accounts receivable.

Investing Activities

Net cash used by investing activities was $15.2 million for the six months ended June 30, 2023 compared to cash used of $33.7 million for the same period in 2022. In 2022, the Company paid $24.3 million to acquire Mohawk, before working capital adjustments, as discussed in Note 3 and received proceeds of $1.5 million from the sale of fixed assets. Capital expenditures were $15.2 million and $10.9 million for the six months ended June 30, 2023 and 2022, respectively. Full year 2023 capital expenditures are expected to be approximately $25 million to $30 million.

Financing Activities

Cash used by financing activities was $26.0 million for the six months ended June 30, 2023 compared to cash provided by financing activities of $4.3 million for the same period in 2022. Net repayments of the credit facility for the six months ended June 30, 2023 were $15.0 million compared to net borrowings of $13.0 million in the six months ended June 30, 2022. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $1.6 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively. Cash paid for tax withholdings on vesting of stock compensation totaled $2.0 million and $0.3 million in the six months ended June 30, 2023 and 2022 respectively, primarily due to improved vesting of performance-based awards and higher option exercises in the current year. The Company also used cash to pay dividends of $10.3 million and $9.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, $203.3 million was available under the Loan Agreement, after borrowings and the Company had $5.7 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Loan Agreement bear interest at the Term SOFR, RFR, EURIBOR and CDOR-based borrowing rates.

At June 30, 2023, $38 million face value of Senior Unsecured Notes are outstanding. The series of notes range in face value from $11 million to $15 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually. As described in Note 11, $26.0 million of the Senior Unsecured Notes mature on January 15, 2024 and $12.0 million mature on January 15, 2026.

As of June 30, 2023, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended June 30, 2023 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	15.68
Leverage Ratio	3.25 to 1 (maximum)	0.87

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Loan Agreement bear interest at the Term SOFR, RFR, EURIBOR and CDOR-based borrowing rates. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Based on current debt levels at June 30, 2023, if market interest rates increase one percent, the Company’s annual variable interest expense would increase approximately $0.4 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure is generally less than $1 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At June 30, 2023, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at June 30, 2023. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2023, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plan during the quarter ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
4/1/2023 to 4/30/2023	—	$—	5,547,665	2,452,335
5/1/2023 to 5/31/2023	—	—	5,547,665	2,452,335
6/1/2023 to 6/30/2023	—	—	5,547,665	2,452,335

(1)
On July 11, 2013, the Board authorized the repurchase of up to 5.0 million shares of the Company’s common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to 5.0 million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase. This program does not have an expiration date

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
10.1*	Myers Industries, Inc. Senior Officer Severance Plan (as amended and re-stated).* Reference is made to Exhibit 10.1 to Form 8-K filed with the SEC on April 28, 2023.
31.1	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Grant E. Fitz, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Grant E. Fitz, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Indicates executive compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

August 3, 2023	/s/ Grant E. Fitz
Grant E. Fitz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)