Form 10-K
period 2023-12-31
MYERS INDUSTRIES INC
filed 2024-03-05
CIK 69488

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2023: $489,522,354

Indicate the number of shares outstanding of registrant’s common stock as of March 1, 2024: 36,867,874 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company designs, manufactures, and markets a variety of plastic, metal and rubber products, including a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, consumer fuel containers and tanks for water, fuel and waste handling. Our plastic bulk containers replace single-use packaging, reducing waste and improving sustainability. The Company is also the largest distributor of tools, equipment and supplies used for tire, wheel and under vehicle service on passenger, heavy truck and off-road vehicles, as well as the manufacturing of tire repair and retreading products.

As of December 31, 2023, the Company operated seventeen manufacturing facilities, six sales offices, eight distribution centers and three distribution branches located throughout North and Central America; and has approximately 2,500 employees.

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

Completion of the Signature acquisition in February 2024 moves the Company into the second horizon of its long-term strategic plan, which builds upon the first horizon. In the second three-year horizon, the Company is focused on:

•
building on and continuing to execute on the four pillars from the first horizon; and
•
levering experience gained from Horizon 1 to complete larger acquisitions in North America, potentially entering into adjacent technologies.

Description of Business

The Company conducts its business activities in two distinct business segments, Material Handling and Distribution, consistent with the manner in which the Company’s Chief Operating Decision Maker evaluates performance and makes resource allocation decisions.

The Material Handling Segment manufactures a broad selection of durable plastic reusable containers that are used repeatedly during the course of their service life. At the end of their service life, these highly sustainable products can be recovered, recycled, and reprocessed into new products. The Material Handling Segment’s products include pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded or blow molded. Injection molding and blow molding primarily use electric power to heat and press resin into molds to form the products. Rotational molding involves multi-axis rotation of molds in natural gas fired ovens to form the resin into our products. The Material Handling Segment conducts operations in the United States and Canada. The Material Handling Segment serves a wide variety of markets, including industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, consumer markets, among others. Products are sold both directly to end-users and through distributors. The addition of Signature Systems in February 2024 adds a line of composite ground protection products, which are manufactured using compression and injection molding.

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

On February 8, 2024, the Company purchased Signature Systems ("Signature"), a leading manufacturer and distributor of composite ground protection for industrial applications, stadium turf protection and temporary event flooring. Signature Systems will be included in the Material Handling segment. Signature's annual sales were approximately $110 million at the time of the acquisition.

On May 31, 2022, the Company acquired the assets of Mohawk Rubber Sales of New England Inc. (“Mohawk”), a leading auto aftermarket distributor, which is included in the Company’s Distribution Segment. Mohawk’s annual sales were approximately $65 million at the time of the acquisition.

The following table summarizes the key attributes of the business segments for the year ended December 31, 2023:

Material Handling Segment
2023 Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$555.3	•	Plastic Reusable Containers &	•	Akro-Mils®	•	Plastic Rotational Molding	•	Agriculture
68%		Pallets	•	Jamco®	•	Plastic Injection Molding	•	Automotive
	•	Plastic Storage &	•	Buckhorn®	•	Structural Foam Molding	•	Food Processing
		Organizational Products	•	Ameri-Kart®	•	Plastic Blow Molding	•	Food Distribution
	•	Plastic and Metal Carts	•	Scepter®	•	Material Regrind & Recycling	•	Healthcare
	•	Metal Cabinets	•	Elkhart Plastics™	•	Product Design	•	Industrial
	•	Custom Products	•	Trilogy Plastics	•	Prototyping	•	Manufacturing
	•	Composite Ground Protection Matting*	•	Signature Systems™*	•	Product Testing	•	Retail Distribution
					•	Material Formulation	•	Wholesale Distribution
					•	Plastic Thermoforming	•	Consumer
					•	Infrared Welding	•	Recreational Vehicle
					•	Metal Forming	•	Marine
					•	Stainless Steel Forming	•	Military
					•	Powder Coating	•	Custom
					•	Compression Molding*	•	Infrastructure & Construction*
Distribution Segment
2023 Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$257.9	•	Tire Valves & Accessories	•	Myers Tire Supply®	•	Broad Sales Coverage	•	Retail Tire Dealers
32%	•	Tire Changing &	•	Myers Tire Supply	•	Local Sales	•	Truck Tire Dealers
		Balancing Equipment		International	•	Eight Strategically Placed	•	Auto Dealers
	•	Lifts & Alignment Equipment	•	Patch Rubber Company®		Distribution Centers	•	Commercial Auto & Truck
	•	Service Equipment	•	Elrick	•	International Distribution		Fleets
	•	Hand Tools	•	Fleetline	•	Personalized Service	•	General Repair & Services
	•	Tire Repair & Retread	•	MTS	•	National Accounts		Facilities
		Equipment & Supplies	•	Mohawk Rubber Sales	•	Product Training	•	Tire Retreaders
	•	Brake, Transmission & Allied	•	Seymoure	•	Repair/Service Training	•	Tire Repair
		Service Equipment & Supplies	•	Tuffy	•	New Products/Services	•	Governmental Agencies
	•	Highway Markings	•	Advance Traffic Markings		“Speed to Market”	•	Telecommunications
	•	Industrial Rubber	•	MXP™	•	Rubber Mixing	•	Industrial
	•	General Shop Supplies			•	Rubber Compounding	•	Road Construction
	•	Tire Pressure Monitoring System			•	Rubber Calendaring	•	Mining
					•	Tiered Product Offerings	•	Truck Stop Operations

*Beginning in February 2024 with the acquisition of Signature Systems

Segments Overview

Material Handling Segment

The Material Handling Segment manufactures highly engineered polymer packaging containers, storage and safety products, and specialty molded parts. The brands within this segment include Buckhorn®, Akro-Mils®, Jamco®, Ameri-Kart®, Elkhart Plastics™, Trilogy Plastics, Scepter® and beginning in February 2024, Signature Systems™.

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

The Company's rotational molding business operates under the Ameri-Kart, Elkhart Plastics and Trilogy Plastics brand names and is a leader in rotational molding with a manufacturing footprint and capabilities to serve customers across the country. Ameri-Kart is an industry leading rotational molder of water, fuel and waste handling tanks, plastic trim and interior parts used in the production of seat components, consoles, and other applications throughout the recreational vehicle, marine, and industrial markets. Ameri-Kart also thermoforms certain parts for the recreational vehicle and other industries. Elkhart Plastics is a leader in rotationally molded water, fuel and waste handling tanks, intermediate bulk containers, plastic trim and parts used in recreational vehicle, marine, agriculture, commercial construction equipment, heavy truck equipment, material handling and more. Custom plastics are manufactured in a variety of lengths, shapes and thicknesses to meet customer needs. Trilogy Plastics is a world-class custom rotational molder specializing in high quality, high tolerance parts and assemblies. Trilogy manufactures custom products for the industrial, consumer, lawn and garden, heavy truck, medical and other markets.

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

In February 2024, the Company purchased Signature Systems, a leading manufacturer and distributor of composite ground protection for industrial applications, stadium turf protection and temporary event flooring. Signature Systems composite ground protection mats are manufactured using compression molding and structural foam injection molding and are sold globally.

Distribution Segment

The Distribution Segment includes the Myers Tire Supply®, Myers Tire Supply International, Tuffy Manufacturing, Mohawk Rubber Sales and Patch Rubber Company® brands. Within the Distribution Segment the Company sources and manufactures top of the line products for the tire, wheel and under-vehicle service industry.

With these brands, the Distribution Segment is the largest U.S. distributor and single source for tire, wheel and under-vehicle service tools, equipment and supplies. The Company buys and sells over 30,000 unique items — everything that professionals need to service passenger, truck and off-road tires, wheels and related components. Independent tire dealers, mass merchandisers, commercial auto and truck fleets, truck stop operations, auto dealerships, tire retreaders and general repair facilities rely on our broad product selection, rapid availability and personal service to be more productive and profitably grow their businesses.

While the needs and composition of our distribution markets constantly change, we adapt and deliver new products and services that are crucial to our customers’ success. The new product pipeline is driven by a thorough understanding of the market, our customers’ needs and working closely with suppliers to develop innovative products and services to meet these needs. Tailored products, services and field support including access to leading suppliers, an expansive customer care team and a strong national footprint are supported through the Company's leading brands including Myers Tire Supply, Tuffy Manufacturing and Mohawk Rubber Sales. On an international scale, Myers Tire Supply International further distributes these product offerings and services in Central America, through its branch offices, and to other foreign countries, through its U.S. export business.

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

Raw Materials & Suppliers

The Company purchases substantially all of its raw materials from a wide range of third-party suppliers. These materials are primarily polyethylene, polypropylene, and polystyrene plastic resins and steel, all used within the Material Handling Segment, as well as synthetic and natural rubber. Most raw materials are commodity products and/or are available from several domestic suppliers. We believe that the loss of any one supplier or group of suppliers would not have a material adverse effect on our business, although there are limited suppliers of certain grades of plastic resins, where the market supply can be temporarily disrupted by an unanticipated loss of capacity from any one such supplier. Additionally, certain components of the Company's products are manufactured through supply arrangements using proprietary molds owned by the Company, and unanticipated loss of one of these suppliers could temporarily disrupt a product line. Our Distribution Segment purchases substantially all of its components from third-party suppliers and has multiple sources for its products.

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

Customer Dependence

In 2023, 2022 and 2021, there were no customers that accounted for more than ten percent of total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Human Capital Management

Myers employees are located throughout North and Central America. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. The Company employed approximately 2,500 people globally in both a full-time and part-time capacity as of December 31, 2023. Of these, approximately 1,900 were employed in the Company’s Material Handling Segment while the Distribution Segment employed approximately 500. The Company had approximately 100 Corporate and shared service employees. As of December 31, 2023, the Company had approximately 120 employees represented by a labor union. The collective bargaining agreement between us and the labor union expires June 30, 2025. Myers considers its relationships with its employees and union to be in good standing. The Myers employee base provides the foundation for our Company’s success.

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

Backlog

The backlog of orders for our operations is estimated to have been approximately $75 million at December 31, 2023 and approximately $102 million at December 31, 2022. Generally, our lead time between customer order and product delivery is less than 90 days, and thus our estimated backlog is expected to be substantially delivered within the succeeding three months. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

Available Information

Filings with the SEC. As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (“SEC”), such as:

•
annual reports on Form 10-K;
•
quarterly reports on Form 10-Q;
•
current reports on Form 8-K; and
•
proxy statements on Schedule 14A.

The SEC maintains an internet website that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is https://www.sec.gov.

We make our SEC filings available free of charge on our own internet site as soon as reasonably practicable after we have filed with the SEC. Our internet address is https://www.myersindustries.com. The content on the Company’s website is available for informational purposes only and is not incorporated by reference into this Form 10-K.

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

We may not realize the improved operating results that we anticipate from past acquisitions or from acquisitions we may make in the future, and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

We explore opportunities to acquire businesses that we believe are related to the execution of the Company’s long-term strategies, with a focus on, among other things, alignment with the Company’s existing technologies and competencies, flexible operations, and leadership in niche markets, such as our most recent acquisition of Signature Systems completed on February 8, 2024. Some of these acquisitions may be material to us. We expect such acquisitions will produce operating results consistent with our other operations and our strategic goals; however, we may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management’s attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Central America. For the year ended December 31, 2023, international net sales accounted for approximately 6% of our total net sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Our variable rate indebtedness increases our interest rate risk.

In connection with our acquisition of Signature Systems in February 2024, we entered into Amendment No. 1 to the Seventh Amended and Restated Loan Agreement (“Amended Loan Agreement”) to add a $400 million Term Loan (“Term Loan A”) in addition to the previous $250 million maximum revolving credit loan (“Revolver”). Under the Amended Loan Agreement both the Term Loan A and the Revolver bear interest at a variable rate based on Term SOFR, RFR, SONIA, EURIBOR and CORRA based loans, and we are subject to risks of changing interest rates. In the future we may seek to enter into hedge arrangements to limit our interest rate risk, but have not done so as of the date of this filing. If interest rates increase, our debt service obligations on our variable rate debt will increase even if the amount borrowed remains the same, and our net income and cash flows, will decrease correspondingly.

Equity Ownership Concentration

Based solely on the Schedule 13D/A filed on November 25, 2022, by Mario J. Gabelli, Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Teton Advisors, Inc., Gabelli Foundation, Inc., GGCP, Inc., GAMCO Investors, Inc., Associated Capital Group, Inc. and Gabelli & Company Investment Advisors, Inc., (collectively, the “Gamco Group”), for which the Company disclaims any responsibility for accuracy, the Gamco Group beneficially owned 5,364,631 shares of our common stock, which represented approximately 14.6% of the 36,848,465 shares outstanding at December 31, 2023.

Based solely on the Schedule 13G/A filed on January 22, 2024, by Blackrock, Inc., (“Blackrock”), for which the Company disclaims any responsibility for accuracy, Blackrock beneficially owned 5,864,343 shares of our common stock, which represented approximately 15.9% of the 36,848,465 shares outstanding at December 31, 2023.

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

Major public health issues, including pandemics such as the COVID-19 pandemic, have adversely affected, and could in the future materially adversely affect, the Company due to their impact on the global economy and demand for consumer products. We may also incur costs or experience further disruption to comply with new or changing regulations in response to such issues.

Instability in geographies impacted by political events, trade disputes, war, terrorism and other business interruptions could have a material adverse effect on our business, customers, global commodity markets, consumer spending, and financial results.

The current economic environment includes heightened risks stemming from the broader economic effects of the international geopolitical climate, including the conflict between Russia and Ukraine, and the Israel-Hamas war which has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. While the Company has limited foreign operations and sources much of its raw materials domestically uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on macroeconomic conditions, including slow growth or recession, inflation, tighter credit, higher interest rates, and currency fluctuations, all of which can adversely impact consumer spending and materially adversely affect demand for the Company’s products that may result in a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

The Company takes cybersecurity threats seriously, including regular reassessment of cybersecurity risks both internally and with third parties and updates to the Board of Directors at least annually. The Company's information security management system is based upon the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). Among other best practices, the company uses multi-factor authentication wherever possible, maintains current versions of firewalls and security software, performs regular cybersecurity training and email phishing campaigns for employees, uses third parties to perform intrusion testing, and maintains disaster recovery and incident response plans, which include retainer contracts for third party cybersecurity response specialists. The Company employs a combination of active and passive methods to monitor for new or developing cybersecurity risks.

The Board regularly receives reports and training from management and third parties on cybersecurity matters, as part of our overall enterprise risk management program. Management is responsible for developing cybersecurity programs, including as may be required by applicable law or regulation. Company IT personnel have the appropriate expertise in IT and cybersecurity, which generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. Company cybersecurity personnel monitor the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above. Incidents, if any, are escalated to management and the Board according to the Company’s incident response policy. There have been no material cybersecurity incidents in the periods presented.

ITEM 2. Properties

The following table sets forth certain information with respect to each of the Company's principal properties owned and facilities leased by the Company as of December 31, 2023:

Business Location	Segment	Principal Use	Owned/Leased	Lease Expiration
Akron, Ohio	Corporate/Distribution	Administration and distribution center	Owned	N/A
Akron, Ohio	Material Handling/Corporate	Administration and warehousing	Owned	N/A
Miami, Oklahoma	Material Handling	Manufacturing and distribution	Owned	N/A
Roanoke Rapids, North Carolina	Distribution	Manufacturing and distribution	Owned	N/A
Scarborough, Ontario	Material Handling	Manufacturing and distribution	Owned	N/A
Springfield, Missouri	Material Handling	Manufacturing and distribution	Owned	N/A
Wadsworth, Ohio	Material Handling	Manufacturing and distribution	Owned	N/A
Mixco, Guatemala	Distribution	Distribution center	Leased	Month to Month
Juan Diaz, Panama	Distribution	Distribution center	Leased	Month to Month
Cuyahoga Falls, Ohio	Distribution	Distribution center	Leased	2024
Littleton, Colorado	Material Handling	Manufacturing and distribution	Leased	2024
Middlebury, Indiana	Material Handling	Manufacturing and distribution	Leased	2024
San Salvador, El Salvador	Distribution	Distribution center	Leased	2024
Alliance, Ohio	Material Handling	Warehousing	Leased	2025
Atlantic, Iowa	Material Handling	Manufacturing and distribution	Leased	2025
Houston, Texas	Distribution	Sales and distribution center	Leased	2025
White Pigeon, Michigan	Material Handling	Manufacturing and distribution	Leased	2025
Bristol, Indiana	Material Handling	Manufacturing and distribution*	Leased	2026
Midland, Michigan	Corporate	Administration	Leased	2026
Salt Lake City, Utah	Distribution	Sales and distribution center	Leased	2026
Decatur, Georgia	Material Handling	Manufacturing and distribution	Leased	2027
South Bend, Indiana	Material Handling	Manufacturing and distribution	Leased	2027
Alpharetta, Georgia	Distribution	Sales and distribution center	Leased	2028
Hingham, Massachusetts	Distribution	Sales and distribution center	Leased	2028
Milford, Ohio	Material Handling	Administration and sales	Leased	2028
Pomona, California	Distribution	Sales and distribution center	Leased	2028
Southaven, Mississippi	Distribution	Distribution center	Leased	2028
Springfield, Missouri	Material Handling	Warehousing	Leased	2028
Ridgefield, Washington	Material Handling	Manufacturing and distribution	Leased	2029
South Beloit, Illinois	Material Handling	Manufacturing and distribution	Leased	2031
Alliance, Ohio	Material Handling	Manufacturing and distribution	Leased	2032
Alliance, Ohio	Material Handling	Manufacturing and distribution	Leased	2032
Bristol, Indiana	Material Handling	Manufacturing and distribution	Leased	2036

*This facility has been idled as more fully described in Part II, Note 6 to the consolidated financial statements

The Company also leases facilities for its sales offices and sales branches in the United States and Central America. All of these locations are used by the Distribution Segment.

The Company believes that all of its properties, machinery and equipment generally are well maintained and adequate for the purposes for which they are used.

The Company added additional properties with the February 2024 acquisition of Signature Systems, which include a manufacturing and distribution facility in Orlando, Florida that is leased through 2029, an administration and distribution facility in Flower Mound, Texas that is leased through 2027, and a sales and distribution facility in Darlington, UK that is leased through 2024.

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

For information relating to the New Idria Mercury Mine matter, the New Almaden Mine matter, the No Spill matter and Other matters, see Note 9, Contingencies, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

On October 18, 2023, Tank Holding Corp. served a Complaint against Myers Industries, Inc. (“Myers”), asserting patent infringement with regard to a single product manufactured by Elkhart Plastics LLC. Myers has conducted a preliminary assessment of the allegations and believes it has strong defenses. The Complaint was dismissed without prejudice on January 2, 2024.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information concerning the executive officers of the Registrant as of March 1, 2024. Executive officers are appointed annually by the Board of Directors.

Name	Age	Title
Michael P. McGaugh	50	President and Chief Executive Officer
Grant E. Fitz	61	Executive Vice President and Chief Financial Officer
Jeffrey J. Baker	61	Vice President, Shared Services
James H. Gurnee	66	Vice President, Sales, Marketing, and Commercial Excellence Vice President, Distribution Segment

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

Mr. Fitz was named Executive Vice President and Chief Financial Officer effective May 8, 2023. Prior to joining the Company, he served as Chief Financial Officer of EFI (Electronics for Imaging), a privately-owned technology company. Prior to that, Mr. Fitz served as Chief Financial Officer of Valassis Communications, a privately-owned digital and print multi-media company, Corporate Vice President and Chief Financial Officer of Xerox Technology Business, where he also was responsible for Xerox Financial Services, and Senior Vice President and Chief Financial Officer for Nexteer Automotive. Prior to these roles, Mr. Fitz held various senior financial leadership positions at General Motors, including being the Chief Risk Officer of the company.

Mr. Baker, Vice President, Shared Services, was appointed to his current position effective November 29, 2021. Previously, he served as Vice President, Purchasing and Supply Chain since joining the Company on September 1, 2020. Prior to that, Mr. Baker spent 34 years at The Dow Chemical Company serving in various roles, including most recently as Associate Director Logistics Purchasing.

Mr. Gurnee, Vice President, Sales, Marketing, and Commercial Excellence, was appointed to his position on August 17, 2020. Mr. Gurnee was also appointed to serve as Vice President, Distribution Segment, effective June 1, 2023. Prior to joining the Company, he spent 37 years with The Dow Chemical Company in multiple sales and marketing roles. Most recently, he served as the Global Innovation Discipline Director.

PART II

ITEM 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol MYE. The number of shareholders of record at December 31, 2023 was 816. Dividends for the last two years were:

Quarter Ended	2023	2022
March 31	$0.135	$0.135
June 30	0.135	0.135
September 30	0.135	0.135
December 31	0.135	0.135

Purchases of equity securities by the issuer

The following table presents information regarding the Company’s stock repurchase plan during the three months ended December 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/2023 to 10/31/2023	—	$—	5,547,665	2,452,335
11/1/2023 to 11/30/2023	—	—	5,547,665	2,452,335
12/1/2023 to 12/31/2023	—	—	5,547,665	2,452,335

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

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2023

The chart below compares the Company’s cumulative total shareholder return for the five years ended December 31, 2023, to that of the Standard & Poor’s 500 Index – Total Return, the Russell 2000 Index and the Standard & Poor's 600 Materials (Sector) Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100 on December 31, 2018.

	2018	2019	2020	2021	2022	2023
Myers Industries Inc.
Annual Return %		13.84	29.33	(1.11)	14.04	(9.49)
Cum $	100.00	113.84	147.23	145.60	166.03	150.27
S&P 500 Index - Total Return
Annual Return %		31.49	18.40	28.71	(18.11)	26.29
Cum $	100.00	131.49	155.68	200.37	164.08	207.21
Russell 2000 Index
Annual Return %		25.52	19.96	14.82	(20.44)	16.93
Cum $	100.00	125.52	150.58	172.90	137.56	160.85
S&P 600 Materials (Sector) Index
Annual Return %		20.57	22.68	18.41	(6.09)	19.98
Cum $	100.00	120.57	147.92	175.15	164.49	197.35

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

The Company’s results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022 are discussed below. The current economic environment includes heightened risks from inflation, interest rates, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including the conflict between Russia and Ukraine, the Israel-Hamas war and the COVID-19 pandemic, which have also increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations: 2023 Compared with 2022

Net Sales:

(dollars in thousands)	Year Ended December 31,
Segment	2023	2022	Change	% Change
Material Handling	$555,259	$647,619	$(92,360)	(14.3)%
Distribution	257,875	251,966	5,909	2.3%
Inter-company sales	(67)	(38)	(29)
Total net sales	$813,067	$899,547	$(86,480)	(9.6)%

Net sales for the year ended December 31, 2023 were $813.1 million, a decrease of $86.5 million or 9.6% compared to the prior year. Net sales decreased due to lower overall volume/mix of $99.9 million, following high volume of certain products focused on outdoor activities, which were especially strong due to a surge in COVID-19 induced consumer discretionary spending in the prior period. Net sales also decreased due to lower pricing of $8.2 million and the effect of unfavorable currency translation of $1.5 million. The decrease in net sales was partially offset by $23.1 million of incremental sales from the acquisition of Mohawk on May 31, 2022, included in the Distribution Segment. Mohawk's annual sales were approximately $65 million at the time of the acquisition. The Company continues to pursue further pricing initiatives, and beginning in February 2023, the Company began to implement a series of additional pricing increases across a majority of its portfolio of products within its Distribution segment.

Net sales in the Material Handling Segment decreased $92.4 million or 14.3% for the year ended December 31, 2023 compared to the prior year. Net sales decreased due to lower volume/mix of $74.5 million, lower pricing of $16.4 million and the effect of unfavorable currency translation of $1.5 million.

Net sales in the Distribution Segment increased $5.9 million or 2.3% in the year ended December 31, 2023 compared to the prior year, primarily due to higher pricing of $8.2 million and $23.1 million of incremental sales from the acquisition of Mohawk on May 31, 2022. The increase in net sales was partially offset by lower volume/mix of $25.4 million.

Cost of Sales & Gross Profit:

	Year Ended December 31,
(dollars in thousands)	2023	2022	Change	% Change
Cost of sales	$553,981	$616,181	$(62,200)	(10.1)%
Gross profit	$259,086	$283,366	$(24,280)	(8.6)%
Gross profit as a percentage of sales	31.9%	31.5%

Gross profit decreased $24.3 million, or 8.6%, for the year ended December 31, 2023 compared to the prior year due to lower volume/mix and lower pricing as described under Net Sales above and increased labor and productivity costs partially offset by lower material costs and the benefits of the acquisition of Mohawk on May 31, 2022. Gross margin expanded to 31.9% for the year ended December 31, 2023 compared to 31.5% for the same period in 2022.

Selling, General and Administrative Expenses:

	Year Ended December 31,
(dollars in thousands)	2023	2022	Change	% Change
SG&A expenses	$186,876	$199,489	$(12,613)	(6.3)%
SG&A expenses as a percentage of sales	23.0%	22.2%

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2023 were $186.9 million, a decrease of $12.6 million or 6.3% compared to the prior year. Decreases in SG&A expenses in 2023 were primarily due to $11.4 million of lower incentive compensation, $3.8 million of lower variable selling expenses, $0.4 million of lower legal and professional fees and $3.3 million of lower facility costs. The decrease to SG&A expenses was partially offset by $5.0 million of incremental SG&A from the acquisition of Mohawk on May 31, 2022 and $1.9 million of higher salaries and benefits. SG&A expenses also increased as compared to prior year due to higher expenses incurred on restructuring actions of $2.5 million, described in Note 6 to the consolidated financial statements and higher expenses incurred on due diligence and consulting related to the Signature acquisition of $2.1 million, described in Note 15 to the consolidated financial statements. Additionally, as described in Note 9 to the consolidated financial statements, the Company reached a settlement agreement with one of its insurers, for $10.0 million, which resulted in a $6.7 million net reduction to legal costs within SG&A for the year ended December 31, 2023. Environmental matters described in Note 9 to the consolidated financial statements resulted in a net $3.2 million expense in the year ended December 31, 2023, which compared to $1.4 million of charges in the year ended December 31, 2022.

Net Interest Expense:

	Year Ended December 31,
(dollars in thousands)	2023	2022	Change	% Change
Net interest expense	$6,349	$5,731	$618	10.8%
Average outstanding borrowings, net	$90,500	$112,318	$(21,818)	(19.4)%
Weighted-average borrowing rate	6.86%	4.87%

Net interest expense for the year ended December 31, 2023 was $6.3 million compared to $5.7 million during 2022. The higher net interest expense was due to a higher weighted-average borrowing rate in the current year, partly offset by lower average outstanding borrowings in the current year.

Income Taxes:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Income before income taxes	$66,056	$78,210
Income tax expense	$17,189	$17,943
Effective tax rate	26.0%	22.9%

The effective tax rate was 26.0% for the year ended December 31, 2023 compared to 22.9% in the prior year. The increase in the effective tax rate was primarily the result of the recognition of a previously unrecognized tax benefit in the prior year.

Acquisition of Signature Systems - Subsequent Event

On February 8, 2024, the Company acquired Signature Systems as described in Note 15 to the consolidated financial statements for $350 million plus customary working capital and other adjustments in an all-cash transaction, funded through an amendment and restatement of Myers’ existing loan agreement discussed below. Signature Systems is a manufacturer and distributor of composite matting ground protection for industrial applications, stadium turf protection and temporary event flooring. In 2023, Signature System’s revenue was approximately $110 million. Signature will be included in the Material Handling segment.

Financial Condition & Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Loan Agreement (defined below). At December 31, 2023, the Company had $30.3 million of cash, $224.3 million available under the Loan Agreement and outstanding debt with face value of $67.2 million, including the finance lease liability of $9.2 million. At December 31, 2023, our primary contractual obligations relate to our debt and lease arrangements as described in Notes 10 and 13 to the consolidated financial statements. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and heightened uncertainty in the current macroeconomic environment.

In January 2024, the Company repaid $26.0 million of Senior Unsecured Notes upon maturity using cash on hand and availability under the Loan Agreement. On February 8, 2024, as described below and in Note 15 to the consolidated financial statements, the Company acquired Signature Systems for $350 million plus customary working capital and other adjustments. The Signature Systems acquisition was financed by amending and restating the Loan Agreement to include a 5-year $400 million term loan facility ("Term Loan A"). In connection with the amendment to the Loan Agreement, the Company prepaid the remaining $12.0 million face value of Senior Unsecured Notes, which were due January 15, 2026, using availability under the revolving credit facility. The $250 million borrowing limit under senior revolving credit facility of the Loan Agreement was unchanged. The amendment and restatement of the Loan Agreement is described further below.

The Company believes that cash on hand, cash flows from operations and available capacity under its Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth, including selective acquisitions.

Operating Activities

Cash provided by operating activities was $86.2 million and $72.6 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to lower working capital driven by decreases in trade accounts receivable and increases in accounts payable for the year ended December 31, 2023.

Investing Activities

Net cash used by investing activities was $22.8 million for the year ended December 31, 2023 compared to cash used of $50.4 million for the year ended December 31, 2022. In 2022, the Company paid $27.6 million to acquire Mohawk as discussed in Note 3 to the consolidated financial statements. The Company also received in 2022 proceeds of $1.5 million from the sale of fixed assets. Capital expenditures were $22.9 million and $24.3 million for the years ended December 31, 2023 and 2022.

Financing Activities

Net cash used by financing activities was $56.5 million for the year ended December 31, 2023 compared to cash used of $16.3 million for the year ended December 31, 2022. Net borrowings (repayments) on the credit facility for the year ended December 31, 2023 and December 31, 2022 were $(36.0) million and $3.0 million, respectively. Fees paid for the amendment and extension of the Loan Agreement in September 2022 totaled $0.9 million. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $2.3 million and $2.3 million in 2023 and 2022, respectively. Cash paid for tax withholdings on vesting of stock compensation totaled $2.1 million and $0.5 million in 2023 and 2022, respectively, which increased primarily due to improved vesting of long-term performance-based awards in the current year. The Company also used cash to pay dividends of $20.2 million and $19.8 million in 2023 and 2022, respectively.

Credit Sources - as of December 31, 2023

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

As of December 31, 2023, $224.3 million was available under the Loan Agreement, after borrowings and $5.7 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Loan Agreement bear interest at the Term SOFR, RFR, EURIBOR and CDOR-based borrowing rates.

At December 31, 2023, $38 million face value of Senior Unsecured Notes were outstanding. The series of notes range in face value from $11.0 million to $15.0 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually. The $11.0 million note and $15.0 million note of these Senior Unsecured Notes matured and on January 12, 2024 the Company repaid these notes using cash on hand and borrowings under the Loan Agreement. The remaining $12.0 million of the Senior Unsecured Notes mature on January 15, 2026.

As of December 31, 2023, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended December 31, 2023 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	16.17
Leverage Ratio	3.25 to 1 (maximum)	0.70

Credit Sources - subsequent events

Repayment and termination of Senior Unsecured Notes

On January 12, 2024, the Company repaid $26.0 million of Senior Unsecured Notes upon maturity using cash on hand and availability under the Loan Agreement. On February 6, 2024, in connection with the subsequent amendment and restatement to the Loan Agreement described below, the Company prepaid the remaining $12.0 million face value of Senior Unsecured Notes, which were due January 15, 2026, using availability under the revolving credit facility under the Loan Agreement. After giving effect to the payment in full of all outstanding Senior Unsecured Notes under the Note Purchase Agreement, the Note Purchase Agreement has been terminated.

First Amendment to Loan Agreement

On February 8, 2024, the Company entered into Amendment No. 1 to the Seventh Amended and Restated Loan Agreement (“Amendment No. 1”), which amended the Seventh Amended and Restated Loan Agreement (the "Loan Agreement” – see also Note 10) dated September 29, 2022 (collectively, the “Amended Loan Agreement”). Amendment No. 1, among other things, permits the acquisition of Signature Systems and provides for a new 5-year $400 million term loan facility (“Term Loan A”). Term Loan A will amortize in quarterly installment payments in aggregate annual amounts equal to $20 million in years 1 and 2 and $40 million in years 3 through 5. Term Loan A may be voluntarily prepaid at any time, in whole or in part, without penalty or premium, however, all amounts repaid or prepaid in respect of Term Loan A may not be reborrowed.

Amendment No. 1 did not change the existing revolving credit facility’s maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of approximately $9 million.

The Amended Loan Agreement is on substantially the same terms as the Loan Agreement, except Amendment No. 1 has amended, among other items, (i) to permit the Signature Systems acquisition, (ii) to modify the maximum leverage ratio to not exceed (x) 4.00 to 1:00 on a “net” basis for an initial “net” leverage ratio holiday period for the immediate fiscal quarter end after the Signature Systems acquisition is consummated and for the three immediately following fiscal quarter ends thereafter and (y) 3.25 to 1.00 on a “net” basis after such “net” leverage ratio holiday period (subject to additional “net” leverage ratio holiday periods at the election of the Company for such periods that are more fully described in the Amended Loan Agreement), (iii) to modify certain negative covenants (including the restricted payment covenant) so that the applicable incurrence tests for such negative covenants is now based on the new “net” leverage ratio level, (iv) to increase the applicable margins for the loans under the Amended Loan Agreement to range between 1.775% to 2.35% for Term SOFR, RFR, SONIA, EURIBOR and CORRA based loans and between 0.775% and 1.35% for base rate loans, in each case based from time to time on the determination of the Company’s then net leverage ratio, (v) to replace the Canadian Dealer Offered Rate (CDOR) as the applicable reference rate with respect to loans denominated in Canadian Dollars to the Canadian Overnight Repo Rate Average (CORRA), and (vi) to amend the scope of collateral securing the obligations under the Amended Loan Agreement to be an “all asset” lien (subject to customary provisions of excluded collateral not subject to the liens).

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at December 31, 2023.

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

Goodwill – The Company performs its goodwill impairment test annually as of October 1 and in the interim only when impairment indicators are present. The Company may elect to perform a qualitative assessment to determine if it is more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts, indicating no impairment. This qualitative assessment requires significant judgment, including a review of our most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. If a qualitative assessment cannot be used, then we perform a quantitative assessment.

A quantitative assessment requires the Company to estimate the fair value of the reporting unit (Level 3 measurement), which the Company does using a combination of a discounted cash flow analysis and market-based approach. Estimating fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, long term growth rates and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. The market-based approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies and recent comparable transactions. The fair value of the reporting unit is then compared to the carrying value, and any excess carrying value of the reporting unit above the fair value would indicate impairment.

As described in Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, our most recent annual impairment testing as of October 1, 2023 consisted of a qualitative assessment for five of our six reporting units, with the exception being the Rotational Molding reporting unit for which a quantitative assessment was performed. None of the analyses indicated impairment. With respect to the quantitative analysis of the Rotational Molding reporting unit, the most sensitive assumptions were the long-term growth rate and the weighted average cost of capital used to discount its projected cash flows. Reasonable changes in these assumptions would not indicate impairment. We assessed a 100-basis point decrease in the assumed long-term growth rate and a

100-basis point increase in the weighted average cost of capital for the Company’s Rotational Molding reporting unit, and neither indicated impairment.

Recent Accounting Pronouncements

Information regarding the recent accounting pronouncements is contained in the Summary of Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2022 and December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 3, 2023.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Loan Agreement bear interest at the Term SOFR, RFR, EURIBOR and CDOR-based borrowing rates. At present, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Based on current debt levels at December 31, 2023, if market interest rates increase one percent, the Company’s variable interest expense would increase approximately $0.2 million annually.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada with foreign currency exposure, primarily due to sales made from businesses in Canada to customers in the United States (“U.S.”). These sales are denominated in U.S. dollars. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada that are denominated in U.S. dollars. The net exposure generally is less than $1 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Consolidated Statement of Operations. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At December 31, 2023, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodities, primarily plastic resins and natural rubber, in its manufacturing processes. The cost of operations can be affected as the market for these commodities changes. The Company currently has no derivative contracts to hedge changes in raw material pricing; however, the Company also has no significant obligations to purchase fixed quantities of such commodities in future periods. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at December 31, 2023. Significant future increases in the cost of these commodities or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2024 expressed an unqualified opinion thereon.

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

New Idria Mercury Mine (New Idria Mine) Environmental Liability
Description of the matter

As discussed in Note 9 of the consolidated financial statements, in 2015, the U.S. Environmental Protection Agency (“EPA”) informed a subsidiary of the Company that it considers it to be a potentially responsible party (“PRP”) in connection with the New Idria Mine. At December 31, 2023, the Company has recorded liabilities for the estimated cost primarily to execute a Remedial Investigation/Feasibility Study (“RI/FS”) work plan being developed with the EPA associated with the New Idria Mine. The Company has not accrued for remediation costs associated with this site because the amount of such costs or a range of reasonably possible costs cannot be estimated at this time.

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

Akron, Ohio

March 5, 2024

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2023, 2022, and 2021

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2023	2022	2021
Net sales	$813,067	$899,547	$761,435
Cost of sales	553,981	616,181	550,014
Gross profit	259,086	283,366	211,421
Selling, general and administrative expenses	186,876	199,489	163,502
(Gain) loss on disposal of fixed assets	(195)	(667)	(1,382)
Other (income) expenses	—	603	—
Operating income	72,405	83,941	49,301
Interest expense, net	6,349	5,731	4,208
Income before income taxes	66,056	78,210	45,093
Income tax expense	17,189	17,943	11,555
Net income	$48,867	$60,267	$33,538
Net income per common share:
Basic	$1.33	$1.66	$0.93
Diluted	$1.32	$1.64	$0.92
Dividends declared per share	$0.54	$0.54	$0.54

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2023, 2022, and 2021

(Dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net income	$48,867	$60,267	$33,538
Other comprehensive income (loss):
Foreign currency translation adjustment	859	(2,475)	39
Pension liability, net of tax expense (benefit) of $40, $28 and $111, respectively	119	83	333
Total other comprehensive income	978	(2,392)	372
Comprehensive income	$49,845	$57,875	$33,910

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2023 and 2022

(Dollars in thousands)

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$30,290	$23,139
Trade accounts receivable, less allowances of $4,189 and $3,259, respectively	113,907	126,184
Other accounts receivable, net	14,726	7,532
Inventories, net	90,844	93,351
Prepaid expenses and other current assets	6,854	7,001
Total Current Assets	256,621	257,207
Property, plant, and equipment, net	107,933	101,566
Right of use asset - operating leases	27,989	28,908
Goodwill	95,392	95,157
Intangible assets, net	45,129	51,752
Deferred income taxes	209	129
Other	8,358	7,915
Total Assets	$541,631	$542,634

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$79,050	$73,536
Accrued employee compensation	17,104	24,664
Income taxes payable	4,253	2,054
Accrued taxes payable, other than income taxes	2,582	3,169
Accrued interest	1,112	1,264
Other current liabilities	28,472	26,380
Operating lease liability - short-term	5,943	6,177
Finance lease liability - short-term	593	518
Long-term debt - current portion	25,998	—
Total Current Liabilities	165,107	137,762
Long-term debt	31,989	93,962
Operating lease liability - long-term	22,352	22,786
Finance lease liability - long-term	8,615	8,919
Other liabilities	12,108	15,270
Deferred income taxes	8,660	7,508
Total Liabilities	248,831	286,207

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 36,848,465 and 36,500,020; net of treasury shares of 5,703,992 and 6,052,437, respectively)	22,608	22,332
Additional paid-in capital	322,526	315,865
Accumulated other comprehensive loss	(16,815)	(17,793)
Retained deficit	(35,519)	(63,977)
Total Shareholders’ Equity	292,800	256,427
Total Liabilities and Shareholders’ Equity	$541,631	$542,634

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except share data)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2021	35,921,025	$21,939	$300,852	$(15,773)	$(117,918)	$189,100
Net income	—	—	—	—	33,538	33,538
Issuances under option plans	221,060	135	3,561	—	—	3,696
Dividend reinvestment plan	4,636	3	94	—	—	97
Restricted stock vested	155,406	95	(95)	—	—	—
Stock compensation expense	—	—	3,196	—	—	3,196
Shares withheld for employee taxes on equity awards	(39,868)	—	(888)	—	—	(888)
Foreign currency translation adjustment	—	—	—	39	—	39
Declared dividends - $0.54 per share	—	—	—	—	(19,786)	(19,786)
Pension liability, net of tax of $111	—	—	—	333	—	333
Balance at December 31, 2021	36,262,259	22,172	306,720	(15,401)	(104,166)	209,325
Net income	—	—	—	—	60,267	60,267
Issuances under option plans	127,881	78	2,157	—	—	2,235
Dividend reinvestment plan	4,218	3	82	—	—	85
Restricted stock vested	130,386	79	(79)	—	—	—
Stock compensation expense	—	—	7,436	—	—	7,436
Shares withheld for employee taxes on equity awards	(24,724)	—	(451)	—	—	(451)
Foreign currency translation adjustment	—	—	—	(2,475)	—	(2,475)
Declared dividends - $0.54 per share	—	—	—	—	(20,078)	(20,078)
Pension liability, net of tax of $28	—	—	—	83	—	83
Balance at December 31, 2022	36,500,020	22,332	315,865	(17,793)	(63,977)	256,427
Net income	—	—	—	—	48,867	48,867
Issuances under option plans	136,028	83	2,170	—	—	2,253
Dividend reinvestment plan	4,241	3	82	—	—	85
Restricted stock vested	312,056	190	(190)	—	—	—
Stock compensation expense	—	—	6,671	—	—	6,671
Shares withheld for employee taxes on equity awards	(103,880)	—	(2,072)	—	—	(2,072)
Foreign currency translation adjustment	—	—	—	859	—	859
Declared dividends - $0.54 per share	—	—	—	—	(20,409)	(20,409)
Pension liability, net of tax of $40	—	—	—	119	—	119
Balance at December 31, 2023	36,848,465	$22,608	$322,526	$(16,815)	$(35,519)	$292,800

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net income	$48,867	$60,267	$33,538
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	22,786	21,216	20,422
Amortization of deferred financing costs	313	441	463
Non-cash stock-based compensation expense	6,671	7,436	3,196
(Gain) loss on disposal of fixed assets	(195)	(667)	(1,382)
Deferred taxes	1,039	2,072	2,826
Other	944	1,520	(1,403)
Cash flows provided by (used for) working capital
Accounts receivable - trade and other, net	2,656	(23,625)	(15,273)
Inventories	2,630	7,955	(24,885)
Prepaid expenses and other current assets	151	(1,409)	(676)
Accounts payable and accrued expenses	310	(2,585)	28,088
Net cash provided by (used for) operating activities	86,172	72,621	44,914
Cash Flows From Investing Activities
Capital expenditures	(22,855)	(24,292)	(17,867)
Acquisition of business, net of cash acquired	(160)	(27,626)	(35,758)
Proceeds from sale of property, plant and equipment	258	1,537	3,336
Net cash provided by (used for) investing activities	(22,757)	(50,381)	(50,289)
Cash Flows From Financing Activities
Borrowings on revolving credit facility	740,000	1,264,200	886,600
Repayments on revolving credit facility	(776,000)	(1,261,200)	(833,600)
Repayments of long-term debt	—	—	(40,000)
Payments on finance lease	(542)	(500)	(402)
Cash dividends paid	(20,240)	(19,797)	(19,596)
Proceeds from issuance of common stock	2,338	2,320	3,793
Shares withheld for employee taxes on equity awards	(2,072)	(451)	(888)
Deferred financing fees	—	(889)	(1,095)
Net cash provided by (used for) financing activities	(56,516)	(16,317)	(5,188)
Foreign exchange rate effect on cash	252	(439)	(83)
Net increase (decrease) in cash	7,151	5,484	(10,646)
Cash at January 1	23,139	17,655	28,301
Cash at December 31	$30,290	$23,139	$17,655

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$5,980	$4,574	$4,279
Income taxes	$13,451	$13,023	$10,936

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

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For the Company, this ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments within this ASU should be applied prospectively although retrospective application is also permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For the Company, this ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments within this ASU are required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

The fair value of debt under the Company’s Loan Agreement, as defined in Note 10, approximates carrying value due to the floating rates and relative short maturity (less than 90 days) of the revolving borrowings under this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements, which are considered Level 2 inputs. At December 31, 2023 and 2022, the aggregate fair value of the Company’s outstanding fixed rate senior unsecured notes was estimated at $37.8 million and $37.4 million, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. In 2023, there were no customers that accounted for more than ten percent of net sales. The Company does not have a material concentration of sales in any country outside of the United States.

Allowance for Credit Losses

Management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. The Company reviews historical trends for credit loss as well as current economic conditions in determining an estimate for its allowance for credit losses. Additionally, in circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for credit losses is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably expects will be collected. Expense related to bad debts was approximately $1.8 million, $0.5 million and $0.7 million for 2023, 2022 and 2021, respectively, and is recorded within Selling, general and administrative expenses in the Consolidated Statements of Operations. Deductions from the allowance for doubtful accounts, net of recoveries, were approximately $1.1 million, $0.4 million and $0.9 million for 2023, 2022 and 2021, respectively.

Changes in the allowance for credit losses for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Balance at January 1	$2,273	$2,173
Provision for expected credit loss, net of recoveries	1,808	540
Write-offs and other	(1,092)	(440)
Balance at December 31	$2,989	$2,273

Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 35 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost.

Inventories at December 31 consist of the following:

	December 31,	December 31,
	2023	2022
Finished and in-process products	$53,382	$54,991
Raw materials and supplies	37,462	38,360
	$90,844	$93,351

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $8.6 million and $8.6 million higher than reported at December 31, 2023 and 2022, respectively. Cost of sales decreased by $0.2 million, $0.8 million and $0.1 million in 2023, 2022 and 2021, respectively, as a result of the liquidation of LIFO inventories.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and equipment	3 to 10 years
Leasehold improvements	5 to 10 years

The Company’s property, plant and equipment by major asset class at December 31 consists of:

	December 31,	December 31,
	2023	2022
Land	$6,546	$6,907
Buildings and leasehold improvements	63,871	60,982
Machinery and equipment	326,650	311,822
	397,067	379,711
Less allowances for depreciation and amortization	(289,134)	(278,145)
	$107,933	$101,566

Depreciation expense was $16.2 million, $15.0 million and $15.2 million in the years ended December 31, 2023, 2022 and 2021, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2021	$(13,974)	$(1,799)	$(15,773)
Other comprehensive income (loss) before reclassifications	39	269	308
Amounts reclassified from accumulated other comprehensive income, net of tax of ($21) (1)	—	64	64
Net current-period other comprehensive income (loss)	39	333	372
Balance at December 31, 2021	(13,935)	(1,466)	(15,401)
Other comprehensive income (loss) before reclassifications	(2,475)	33	(2,442)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($17) (1)	—	50	50
Net current-period other comprehensive income (loss)	(2,475)	83	(2,392)
Balance at December 31, 2022	(16,410)	(1,383)	(17,793)
Other comprehensive income (loss) before reclassifications	859	66	925
Amounts reclassified from accumulated other comprehensive income, net of tax of ($18) (1)	—	53	53
Net current-period other comprehensive income (loss)	859	119	978
Balance at December 31, 2023	$(15,551)	$(1,264)	$(16,815)

(1)
The accumulated other comprehensive income (loss) components related to defined benefit pension plans are included in the computation of net periodic pension cost. See Note 12, Retirement Plans for additional details.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Stock Based Compensation

The Company has stock incentive plans that provide for the granting of stock-based compensation to employees and directors. Shares issued for option exercises, restricted stock units and performance units may be either from authorized, but unissued shares or treasury shares. For equity-classified awards, the fair value is determined on the date of the grant and not remeasured. The fair value of restricted stock units without a relative Total Shareholder Return ("rTSR") modifier are determined using the closing price of the Company’s common stock on the grant date (Level 1 measurement). The fair value of performance units with a rTSR modifier is determined using a Monte Carlo simulation, which determines the probability of satisfying the market condition included in the award using market-based inputs (Level 2 measurement). For these awards, the performance-based vesting requirements determine the number of shares that ultimately vest, which can vary from 0% to 250% of target depending on the level of achievement of established performance and market criteria, where applicable. The fair value of options is determined using a binomial lattice option pricing model which uses market-based inputs (Level 2 measurement). When awards contain a required holding period after vesting, the fair value is discounted to reflect the lack of marketability. Expense for restricted stock units and stock options is recognized on a straight-line basis over the requisite service period, which is generally equivalent to the vesting term. Compensation expense for performance units is recognized over the requisite service period subject to adjustment based on the probable number of shares expected to vest under the performance condition. Forfeitures result in reversal of previously recognized expenses for unvested shares and are recognized in the period in which the forfeiture occurs.

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

Capital expenditures in the Consolidated Statement of Cash Flows excludes accrued, but unpaid, capital expenditures. Changes in the amount accrued increased (reduced) cash used for capital expenditures by $0.7 million, $(0.6) million and $(0.2) million 2023, 2022 and 2021, respectively.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Year Ended December 31, 2023
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$92,380	$—	$—	$92,380
Vehicle	123,155	—	—	123,155
Food and beverage	118,063	—	—	118,063
Industrial	221,661	—	(67)	221,594
Auto aftermarket	—	257,875	—	257,875
Total net sales	$555,259	$257,875	$(67)	$813,067

	For the Year Ended December 31, 2022
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$113,339	$—	$—	$113,339
Vehicle	165,139	—	—	165,139
Food and beverage	125,111	—	—	125,111
Industrial	244,030	—	(38)	243,992
Auto aftermarket	—	251,966	—	251,966
Total net sales	$647,619	$251,966	$(38)	$899,547

	For the Year Ended December 31, 2021
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$116,707	$—	$—	$116,707
Vehicle	170,322	—	—	170,322
Food and beverage	83,817	—	—	83,817
Industrial	193,222	—	(60)	193,162
Auto aftermarket	—	197,427	—	197,427
Total net sales	$564,068	$197,427	$(60)	$761,435

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Consolidated Statements of Financial Position related to revenue recognition include:

	December 31,	December 31,	Statement of Financial Position
	2023	2022	Classification
Returns, discounts and other allowances	$(1,200)	$(986)	Trade accounts receivable
Right of return asset	$432	$350	Inventories, net
Customer deposits	$(2,017)	$(5,896)	Other current liabilities
Accrued rebates	$(4,441)	$(4,711)	Other current liabilities

Sales, value added, and other taxes the Company collects concurrently with revenue from customers are excluded from net sales. The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer. Costs for shipments to customers are classified as Selling, general and administrative expenses for the Company’s manufacturing businesses and as Cost of sales for the Company’s distribution business in the accompanying Consolidated Statements of Operations. The Company incurred costs for shipments to customers of approximately $10.8 million, $13.1 million and $10.4 million in Selling, general and administrative expenses for the years ended December 31, 2023, 2022 and 2021, respectively, and $13.0 million, $10.5 million and $7.3 million in Cost of sales for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The acquisition of Mohawk was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed, including measurement period adjustments and the finalized allocation of purchase price.

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

Trilogy Plastics

On July 30, 2021, the Company acquired the assets of Trilogy, a custom rotational molder specializing in high quality parts and assemblies, which is included in the Company's Material Handling Segment. The Trilogy acquisition aligns with the Company’s long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. The purchase price for the acquisition was $34.5 million, including a working capital adjustment of $0.3 million which was settled in November 2021. The Company funded the acquisition with proceeds from the Loan Agreement described in Note 10.

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

The Company’s annual goodwill impairment assessment as of October 1 for all of its reporting units found no impairment in 2023, 2022 or 2021. During 2023, management performed a qualitative assessment for five of its six reporting units, with the exception of the Rotational Molding reporting unit for which a quantitative assessment was performed. Based on the five qualitative analyses, we determined that it was more-likely-than-not that the fair values of the reporting units were greater than their carrying amounts and no impairment was indicated. Based on the quantitative analysis of the Rotational Molding reporting unit, the estimated fair value of the reporting unit was in excess of its carrying value and no impairment was identified.

The fair value of the Company's Rotational Molding reporting unit in accordance with the goodwill impairment test was determined using the income and/or market approaches. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, EBITDA, and multiples that are applied to management’s forecasted revenues and EBITDA estimates.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 were as follows:

	Distribution	Material Handling	Total
January 1, 2022	$7,648	$81,130	$88,778
Acquisition	7,485	—	7,485
Purchase accounting adjustment	(403)	—	(403)
Foreign currency translation	—	(703)	(703)
December 31, 2022	$14,730	$80,427	$95,157
Foreign currency translation	—	235	235
December 31, 2023	$14,730	$80,662	$95,392

Intangible assets were established in connection with acquisitions. These intangible assets, other than goodwill and certain indefinite lived trade names, are amortized over their estimated useful lives. The Company performed a quantitative annual impairment assessment for the indefinite lived trade names as of October 1, 2023, 2022 and 2021. In performing these assessments, the Company determined the estimated fair value of the trade name exceeded the carrying value and accordingly, no impairment was indicated. An impairment charge would be recorded if the carrying value of the trade name exceeds the estimated fair value at the date of assessment. Refer to Note 3 for the intangible assets acquired through the Mohawk acquisition during 2022.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Intangible assets at December 31, 2023 and 2022 consisted of the following:

		2023			2022
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names - indefinite lived		$9,782	$—	$9,782	$9,782	$—	$9,782
Trade names	6.0	10,267	(3,417)	6,850	10,267	(2,142)	8,125
Customer relationships	12.0	75,505	(48,790)	26,715	75,110	(45,621)	29,489
Technology	0.6	24,980	(23,713)	1,267	24,980	(21,441)	3,539
Non-competition agreements	1.7	1,510	(995)	515	1,510	(693)	817
Patents	—	11,730	(11,730)	—	11,730	(11,730)	—
		$133,774	$(88,645)	$45,129	$133,379	$(81,627)	$51,752

Intangible amortization expense was $6.6 million, $6.2 million and $5.2 million in 2023, 2022 and 2021, respectively. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $5.4 million in 2024; $3.9 million in 2025; $3.2 million in 2026; $2.9 million in 2027 and $2.7 million in 2028.

5. Net Income Per Common Share

Net income per common share, as shown on the accompanying Consolidated Statements of Operations, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Year Ended December 31,
	2023	2022	2021
Weighted average common shares outstanding basic	36,744,560	36,411,389	36,138,571
Dilutive effect of stock options and restricted stock	351,008	379,450	220,398
Weighted average common shares outstanding diluted	37,095,568	36,790,839	36,358,969

The dilutive effect of stock options and restricted stock was computed using the treasury stock method. Options to purchase 101,406, 114,540 and 26,814 shares of common stock that were outstanding at December 31, 2023, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares and were therefore anti-dilutive.

6. Restructuring

Ameri-Kart Plan

In March 2019, the Company committed to implementing a restructuring plan involving its Ameri-Kart Corp. subsidiary (“Ameri-Kart”), a rotational molding business within the Material Handling Segment. The Company is consolidating certain manufacturing operations into a new facility in Bristol, Indiana (the “Ameri-Kart Plan”). In December 2019, as amended in March 2021, Ameri-Kart entered into a lease agreement for a newly constructed manufacturing and distribution facility in Bristol, Indiana. The building became substantially complete in March 2021 as defined in the lease agreement, and the 15-year finance lease of the new Bristol facility commenced. In connection with the lease agreement, Ameri-Kart agreed to sell its original Bristol facility and lease it back for a period of 5 years. During the second quarter of 2021, the sale of the original facility for net proceeds of $2.8 million was completed, which resulted in a gain of $1.0 million, and the lease back commenced. The new Bristol facility is in service and the original facility has been closed. Remaining costs to complete this consolidation are expected to be approximately $2.2 million to be incurred through 2026 related to remaining lease and maintenance costs for the idled facility.

The Company incurred $1.0 million of restructuring charges during the year ended December 31, 2023, which were recorded within both Cost of sales and Selling, general and administrative. The Company also incurred $0.7 million of restructuring charges during the year ended December 31, 2022, which were recorded within Cost of sales and $0.3 million related to loss on disposal of fixed assets during the year ended December 31, 2022. No restructuring charges were accrued at December 31, 2023 and December 31, 2022. The Company incurred $0.9 million of restructuring charges classified as Cost of sales during the year ended December 31, 2021, including $0.1 million of non-cash inventory write-offs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Other Initiatives

Severance charges from other restructuring initiatives to reduce and streamline overhead costs during the year ended December 31, 2023 totaled $1.5 million, which were recorded within Selling, general and administrative. No restructuring charges were accrued at December 31, 2023 and remaining costs associated with these other restructuring initiatives are not expected to be meaningful.

7. Other Liabilities

The balance of Other current liabilities is comprised of the following:

	December 31,	December 31,
	2023	2022
Customer deposits and accrued rebates	$6,458	$10,607
Dividends payable	5,900	5,722
Accrued litigation, claims and professional fees	2,868	596
Current portion of environmental reserves	8,205	3,284
Other accrued expenses	5,041	6,171
	$28,472	$26,380

The balance of Other liabilities (long-term) is comprised of the following:

	December 31,	December 31,
	2023	2022
Environmental reserves	$9,357	$13,078
Supplemental executive retirement plan liability	548	824
Pension liability	135	184
Other long-term liabilities	2,068	1,184
	$12,108	$15,270

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

Stock compensation expense was approximately $6.7 million, $7.4 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in Selling, general and administrative expenses. Total unrecognized compensation cost related to non-vested share-based compensation arrangements at December 31, 2023 was approximately $7.4 million, which will be recognized over the next three years, as such compensation is earned.

There were no options granted in 2023, 2022 and 2021. Options exercised in 2023, 2022 and 2021 were as follows:

Year	Options Exercised	Exercised Price
2023	62,551	$11.62 to $18.69
2022	83,102	$12.96 to $21.30
2021	192,504	$11.62 to $21.30

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

In addition, options totaling 43,729, 588 and 30,094 expired or were forfeited during the years ended December 31, 2023, 2022 and 2021, respectively.

Options outstanding and exercisable at December 31, 2023, 2022 and 2021 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2023	118,602	$11.62 to $21.30	118,602	$20.35
2022	224,882	$11.62 to $21.30	224,882	$18.82
2021	308,572	$11.62 to $21.30	297,295	$18.64

The following table provides a summary of stock option activity for the period ended December 31, 2023:

	Shares	Average Exercise Price	Weighted Average Life (in Years)
Outstanding at December 31, 2022	224,882	$18.82
Options granted	—	—
Options exercised	(62,551)	16.99
Canceled or forfeited	(43,729)	17.30
Expired	—	—
Outstanding at December 31, 2023	118,602	20.35	1.03
Exercisable at December 31, 2023	118,602	$20.35	1.03

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2023, 2022 and 2021 was $0.4 million, $0.3 million and $1.0 million, respectively. There is no intrinsic value of stock options outstanding at December 31, 2023 as the closing stock price at the end of 2023 was below the weighted average exercise price of stock options outstanding at December 31, 2023.

The following table provides a summary of restricted stock units, including performance-based restricted stock units, and restricted stock activity for the year ended December 31, 2023:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2022	705,734
Granted	503,327	$19.79
Vested	(293,153)	$14.57
Canceled or forfeited	(70,197)	$19.93
Unvested shares at December 31, 2023	845,711

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a one or three year period. Restricted stock units are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At December 31, 2023, restricted stock awards had vesting periods through December 2026. Included in the December 31, 2023 unvested shares are 504,871 performance-based restricted stock units.

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

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site (“New Idria Mine”). New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976, was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries, Inc. in 1987. As a result of the EPA Notice Letter, Buckhorn and the Company engaged in negotiations with the EPA with respect to a draft Administrative Order of Consent (“AOC”) proposed by the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives. Buckhorn and the EPA finalized the AOC and related Statement of Work (“SOW”) with regards to the New Idria Mine, effective as of November 27, 2018, the date that it was executed by the EPA. The AOC requires a $2 million letter of credit to be provided for the duration of the RI/FS as assurance of Buckhorn's performance obligations.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $22.0 million of cumulative charges, made cumulative payments of $10.8 million and received insurance recoveries of $4.0 million through December 31, 2023. For the years ended December 31, 2023, 2022 and 2021, the following activity was recorded in connection with the New Idria Mercury Mine:

	For the Year Ended December 31,
	2023	2022	2021
Beginning reserve balance	$11,855	$8,213	$7,186
Changes in estimated environmental liability	6,500	4,400	700
Payments made(1) (4)	(5,173)	(758)	327
Ending reserve balance(2)	$13,182	$11,855	$8,213

Beginning receivable balance	$6,000	$—	$—
Changes in estimated insurance recovery	3,300	6,000	—
Insurance recovery reimbursements	(2,055)	—	—
Ending receivable balance(3)	$7,245	$6,000	$—

(1) Payments made in the years ended December 31, 2022 and December 31, 2021 were offset by insurance refunds of $0.8 million and $0.7 million, respectively. In the fourth quarter of 2022, Buckhorn reached an agreement with respect to certain insurance coverage related to defense costs for which recovery of accrued costs are recorded as a receivable to the extent such recovery is determined to be probable under this agreement.

(2) As of December 31, 2023, Buckhorn has a total ending reserve balance of $13.2 million related to the New Idria Mine, of which $7.9 million is classified in Other current liabilities and $5.3 million in Other liabilities (long-term).

(3) As of December 31, 2023, Buckhorn has a total receivable balance related to the probable insurance recovery of $7.2 million, of which $3.6 million is classified in Other accounts receivable and $3.6 million is classified in Other (long-term).

(4) Payments made for the year ended December 31, 2023 include a $1.9 million payment related to a settlement agreement with the EPA to resolve the past costs claim, which Buckhorn paid in the first quarter of 2023.

Given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined, Buckhorn has not accrued for remediation costs in connection with this site as it is unable to estimate the range of a reasonably possible liability for remediation costs.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. In the year ended December 31, 2022, expense of $3.0 million was recorded in Selling, general and administrative expenses based on the updated information received from the County. No additional costs were incurred related to New Almaden in the year ended December 31, 2023 and payments of $0.1 million were made for the year ended December 31, 2023. No costs were incurred related to New Almaden in the year ended December 31, 2021. As of December 31, 2023, Buckhorn has a total reserve of $4.4 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.1 million is classified in Other liabilities (long-term) on the Consolidated Statements of Financial Position.

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

To date, Scepter has incurred $13.3 million of defense costs in this matter, of which $3.6 million, $3.1 million and $3.2 million were incurred for the years ended December 31, 2023, 2022 and 2021, respectively. In the fourth quarter of 2023, the Company reached a settlement agreement with one of its insurers, with respect to certain insurance coverage related to defense costs for $10 million, which was recorded as a reduction to legal costs within Selling, general and administrative expenses for the year ended December 31, 2023. As of December 31, 2023, Scepter has received insurance recoveries of $3.2 million and has established a receivable related to the remaining expected insurance recovery of these costs of $6.8 million, which is classified in Other accounts receivable on the Consolidated Statements of Financial Position. The remaining receivable of $6.8 million was received in February 2024.

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

10. Long-Term Debt and Loan Agreements

Long-term debt at December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Loan Agreement	$20,000	$56,000
5.25% Senior Unsecured Notes due January 15, 2024	11,000	11,000
5.30% Senior Unsecured Notes due January 15, 2024	15,000	15,000
5.45% Senior Unsecured Notes due January 15, 2026	12,000	12,000
	58,000	94,000
Less unamortized deferred financing costs	13	38
	57,987	93,962
Less current portion long-term debt	25,998	—
Long-term debt	$31,989	$93,962

See Note 15, Subsequent Events, for information regarding refinancing and repayment activity that occurred after December 31, 2023

On September 29, 2022, the Company entered into a Seventh Amended and Restated Loan Agreement (the “Seventh Amendment”), which amended the Sixth Amended and Restated Loan Agreement (the "Sixth Amendment"), dated March 12, 2021. The Seventh Amendment, among other things, extended the maturity date to September 2027 from March 2024. The Seventh Amendment did not change the senior revolving credit facility's $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility, or the outstanding letters of credit. In connection with the Seventh Amendment, the Company incurred $0.9 million of deferred financing fees, which are included in Other Assets (long-term). Together with unamortized fees from the Sixth Amendment

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

remaining deferred financing fees under the Company's Loan Agreement were $1.1 million and $1.4 million as of December 31, 2023 and December 31, 2022, respectively, which will be amortized to Interest expense over the term of the Loan Agreement (defined below).

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

As of December 31, 2023, the Company had $224.3 million available under the Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.7 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Loan Agreement bear interest at the Term SOFR, RFR, EURIBOR and CDOR-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges of stock of certain of the Company’s foreign subsidiaries and guaranties of certain of its domestic subsidiaries.

The Company also holds Senior Unsecured Notes ("Notes") which range in face values from $11.0 million to $15.0 million, with interest rates ranging from 5.25% to 5.45%, payable semiannually, and maturing between January 2024 and January 2026. At December 31, 2023, $38.0 million of the Notes were outstanding. The $11.0 million note and $15.0 million note of these Senior Unsecured Notes matured and on January 12, 2024 the Company repaid these notes using cash on hand and borrowings under the Loan Agreement. The remaining $12.0 million of the Senior Unsecured Notes mature on January 15, 2026.

Amortization expense of the deferred financing costs was $0.3 million, $0.4 million, and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in Interest expense.

The weighted average interest rate on borrowings under the Company’s long-term debt was 6.86% for 2023, 4.87% for 2022, and 4.56% for 2021, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of December 31, 2023, the Company was in compliance with all of its debt covenants associated with its Loan Agreement and Notes. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a leverage ratio (defined as total debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of December 31, 2023 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	16.17
Leverage Ratio	3.25 to 1 (maximum)	0.70

11. Income Taxes

The effective tax rate from continuing operations was 26.0%, 22.9% and 25.6% in 2023, 2022 and 2021, respectively. A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes - net of federal tax benefit	2.8	2.0	3.1
Foreign tax rate differential	1.5	0.6	1.3
Non-deductible expenses	0.4	0.4	0.4
Tax carryforward expiration	—	2.5	—
Changes in unrecognized tax benefits	—	(1.0)	—
Valuation allowances	—	(2.3)	—
Other	0.3	(0.3)	(0.2)
Effective tax rate for the year	26.0%	22.9%	25.6%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Income before income taxes was attributable to the following sources:

	2023	2022	2021
United States	$55,553	$66,646	$36,203
Foreign	10,503	11,564	8,890
Totals	$66,056	$78,210	$45,093

Income tax expense consisted of the following:

	Year ended December 31,
	2023	2022	2021
Current:
Federal	$11,296	$11,583	$4,901
State and local	2,237	1,739	1,439
Foreign	2,617	2,549	2,389
Total current provision	16,150	15,871	8,729
Deferred:
Federal	617	1,675	2,534
State and local	62	230	345
Foreign	360	167	(53)
Total deferred provision	1,039	2,072	2,826
Provision for income taxes	$17,189	$17,943	$11,555

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Significant components of the Company’s deferred taxes as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred income tax assets
Compensation accruals	$2,487	$2,449
Inventory valuation	2,515	1,553
Allowance for uncollectible accounts	672	510
Non-deductible accruals	4,040	4,137
Operating lease liability	6,025	5,932
Finance lease liability	1,934	1,981
Other deductible non-goodwill intangibles	5,473	5,369
State deferred taxes	—	32
Capital loss carryforwards	127	127
Net operating loss carryforwards	73	21
	23,346	22,111
Valuation allowance	(127)	(127)
	23,219	21,984
Deferred income tax liabilities
Property, plant and equipment	12,208	10,508
Goodwill and indefinite-lived intangibles	10,254	9,438
Right of use asset - operating leases	5,878	5,832
Finance lease assets	1,820	1,906
State deferred taxes	18	—
Other	1,492	1,679
	31,670	29,363
Net deferred income tax liability	$(8,451)	$(7,379)

In 2022, the Company impaired its investment in a joint venture, as described in Note 1, incurring a capital loss for which a deferred tax asset of $0.1 million was recorded. As of December 31, 2022 a valuation allowance of $0.1 million was recorded against this capital loss deferred tax asset, as the recovery is not more likely than not.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2023	2022	2021
Balance at January 1	$—	$774	$774
Increases related to previous year tax positions	—	—	—
Reductions due to lapse of applicable statute of limitations	—	(774)	—
Balance at December 31	$—	$—	$774

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $0.0 million, $0.0 million and $0.8 million at December 31, 2023, 2022 and 2021, respectively.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of December 31, 2023, the Company is no longer subject to U.S. Federal examinations by tax authorities for tax years before 2020. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2018 through 2022.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Net periodic pension cost of the Plan for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Interest cost	$233	$162	$151
Expected return on assets	(144)	(156)	(193)
Amortization of net loss	70	67	85
Net periodic pension cost	$159	$73	$43

The reconciliation of changes in the Plan’s projected benefit obligations and assets are as follows:

	December 31,
	2023	2022
Change in benefit obligation:
Projected benefit obligation at beginning of year	$4,783	$6,298
Interest cost	233	162
Actuarial (gain) loss	84	(1,347)
Benefits paid	(334)	(330)
Projected benefit obligation at end of year	$4,766	$4,783
Change in plan assets:
Fair value of plan assets at beginning of year	$4,599	$5,877
Actual return on plan assets	316	(1,148)
Company contributions	50	200
Benefits paid	(334)	(330)
Fair value of plan assets at end of year	$4,631	$4,599
Funded status	$(135)	$(184)

The Plan’s funded status shown above is included in Other liabilities (long term) in the Company’s Consolidated Statements of Financial Position at December 31, 2023 and 2022. The Company is not required to make contributions in 2024. In 2024 the Company began the process to terminate the Plan and does not plan to make voluntary contributions other than as required in the termination process. Because the Plan has been frozen, the accumulated benefit obligation is equal to the projected benefit obligation. The actuarial loss incurred during the year ended December 31, 2023 was due to a decrease in the discount rate whereas the actuarial gain incurred during the year ended December 31, 2022 was due to an increase in the discount rate for benefit obligations.

The assumptions used to determine the Plan’s net periodic benefit cost and benefit obligations are as follows:

	December 31,
	2023	2022	2021
Discount rate for net periodic pension cost	5.05%	2.65%	2.30%
Discount rate for benefit obligations	4.85%	5.05%	2.65%
Expected long-term return of plan assets	5.25%	4.50%	5.25%

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

The fair value of Plan assets at December 31, 2023 and 2022 consist of mutual funds valued at $0.5 million and $1.0 million, respectively, and pooled separate accounts valued at $4.1 million and $3.6 million. Fair values of all Plan assets are categorized as Level 1. Mutual fund values are determined based on period end, closing quoted prices in active markets. The pooled separate accounts are measured at net asset value, which is made readily available to investors. Each of the pooled separate accounts invest in multiple fixed securities and provide for daily redemptions by the plan with no advance notice requirements and have redemption prices that are also determined by the fund’s net asset value per unit with no redemption fees.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The weighted average asset allocations for the Plan at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
U.S. equities securities	11%	22%
U.S. debt securities	89%	78%
	100%	100%

Benefit payments projected for the Plan are as follows:

2024	$370
2025	370
2026	370
2027	370
2028	360
2029-2033	1,770

The Company maintains defined contribution plans for its U.S.-based employees, who are not covered under defined benefit plans and have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of, $4.5 million, $4.2 million and $3.4 million in 2023, 2022 and 2021, respectively.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain former senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Net expense (benefit) related to the SERP was not meaningful for the years ended December 2023, 2022 and 2021, respectively. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 4.9% at December 31, 2023 and 5.1% at December 31, 2022. The SERP liability was approximately $0.9 million and $1.2 million at December 31, 2023 and 2022, respectively, and is included in Accrued employee compensation and other liabilities (long term) on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Consolidated Statements of Financial Position related to leases were:

		December 31,	December 31,
	Classification	2023	2022
Assets:
Operating lease assets	Right of use asset - operating leases	$27,989	$28,908
Finance lease assets	Property, plant and equipment, net	8,668	9,075
Total lease assets		$36,657	$37,983

Liabilities:
Current	Operating lease liability - short-term	$5,943	$6,177
Long-term	Operating lease liability - long-term	22,352	22,786
Total operating lease liabilities		28,295	28,963
Current	Finance lease liability - short-term	593	518
Long-term	Finance lease liability - long-term	8,615	8,919
Total finance lease liabilities		9,208	9,437
Total lease liabilities		$37,503	$38,400

The components of lease expense include:

		For the Year Ended December 31,
Lease Cost	Classification	2023	2022	2021
Operating lease cost (1)	Cost of sales	$6,193	$5,673	$5,095
Operating lease cost (1)	Selling, general and administrative expenses	3,354	2,884	2,328
Finance lease cost
Amortization expense	Cost of sales	720	689	574
Interest expense on lease liabilities	Interest expense, net	337	340	298
Total lease cost		$10,604	$9,586	$8,295

(1) Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Year Ended December 31,
Supplemental Cash Flow Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,580	$6,941	$5,952
Operating cash flows from finance leases	$337	$340	$298
Financing cash flows from finance leases	$542	$500	$402
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$6,143	$4,371	$7,438
Finance leases	$313	$—	$10,339

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating leases	5.67	6.44
Finance leases	11.99	13.17
Weighted-average discount rate:
Operating leases	4.7%	3.6%
Finance leases	3.7%	3.5%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Maturity of Lease Liabilities - As of December 31, 2023	Operating Leases	Finance Leases	Total
2024	$7,117	$920	$8,037
2025	6,163	924	7,087
2026	5,221	924	6,145
2027	4,388	945	5,333
2028	3,398	950	4,348
After 2028	5,749	6,708	12,457
Total lease payments	32,036	11,371	43,407
Less: interest	(3,741)	(2,163)	(5,904)
Present value of lease liabilities	$28,295	$9,208	$37,503

14. Segments

The Company manages its business under two operating segments, Material Handling and Distribution, consistent with the manner in which the Chief Operating Decision Maker ("CODM") evaluates performance and makes resource allocation decisions. None of the reportable segments include operating segments that have been aggregated. These segments contain individual business components that have been combined on the basis of common management, customers, products, production processes and other economic characteristics. Intersegment sales are recorded with a reasonable margin and are eliminated in consolidation.

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

Total sales from foreign business units were approximately $46.1 million, $54.2 million, and $48.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Export sales from the Company's U.S. operations were approximately $30.0 million, $31.7 million, and $29.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Sales made to customers in Canada accounted for approximately 4.4%, 4.3% and 4.6% of total net sales in 2023, 2022 and 2021, respectively. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, primarily in Canada, consisted of property, plant and equipment, and were approximately $10.3 million and $10.4 million at December 31, 2023 and 2022, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

	2023	2022	2021
Net Sales
Material Handling	$555,259	$647,619	$564,068
Distribution	257,875	251,966	197,427
Inter-company sales	(67)	(38)	(60)
Total net sales	$813,067	$899,547	$761,435

Operating income
Material Handling (5)	$100,088	$104,079	$62,187
Distribution (2) (3)	10,967	15,862	15,428
Corporate (1) (3) (4)	(38,650)	(36,000)	(28,314)
Total operating income	72,405	83,941	49,301
Interest expense, net	(6,349)	(5,731)	(4,208)
Income before income taxes	$66,056	$78,210	$45,093

Total Assets
Material Handling	$383,734	$385,722	$370,499
Distribution	112,323	119,652	88,757
Corporate	45,574	37,260	25,293
Total assets	$541,631	$542,634	$484,549

Capital Additions, Net
Material Handling	$20,452	$22,528	$17,173
Distribution	1,666	705	402
Corporate	737	1,059	292
Total capital additions, net	$22,855	$24,292	$17,867

Depreciation and Amortization
Material Handling	$18,917	$17,814	$17,803
Distribution	3,197	2,889	2,208
Corporate (6)	985	954	874
Total depreciation and amortization	$23,099	$21,657	$20,885

(1) The Company recognized $3.2 million, $1.4 million and $0.7 million of expense to the estimated environmental reserve, net of expected insurance recoveries in the years ended December 31, 2023, 2022 and 2021, respectively, as described in Note 9. Environmental charges are not included in segment results and are shown with Corporate.

(2) In the year ended December 31, 2022, the Company recognized a $0.6 million impairment loss on an investment in a legacy joint venture within the Distribution Segment as described in Note 1.

(3) In the year ended December 31, 2023, the Company recognized $0.7 million of executive severance, of which $0.4 million was recognized in the Distribution Segment related to severance and $0.3 million was recognized in Corporate related to charges for acceleration of stock compensation.

(4) Corporate includes $1.3 million of consulting costs to improve the Company's capabilities to screen and execute large acquisitions in addition to $2.6 million of acquisition related costs associated with the Signature acquisition, as described in Note 15, for the year ended December 31, 2023.

(5) In the year ended December 31, 2023, the Company recognized a $10 million recovery of legal costs within the Material Handling Segment related to a settlement agreement with one of its insurers, as described in Note 9. $6.7 million of these recovered costs were originally incurred prior to 2023.

(6) Corporate depreciation and amortization includes amortization of deferred financing costs of $0.3 million, $0.4 million and $0.5 million in the years ended December 31, 2023, 2022 and 2021, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

15. Subsequent Events

Acquisition of Signature Systems

On February 8, 2024, the Company acquired Signature Systems, a manufacturer and distributor of composite matting ground protection for industrial applications, stadium turf protection and temporary event flooring, for $350 million plus customary working capital and other adjustments in an all-cash transaction, funded through an amendment and restatement of Myers’ existing loan agreement discussed below. The acquisition was completed by acquiring the stock of Signature CR Intermediate Holdco, Inc. Goodwill acquired in this transaction will not be tax deductible. In 2023, Signature System’s revenue was approximately $110 million. Signature will be included in the Material Handling segment.

Repayment and termination of Senior Unsecured Notes

On January 12, 2024, the Company repaid $26.0 million of Senior Unsecured Notes upon maturity using cash on hand and availability under the Loan Agreement. On February 6, 2024, in connection with the subsequent amendment and restatement to the Loan Agreement described below, the Company prepaid the remaining $12.0 million face value of Senior Unsecured Notes, which were due January 15, 2026, using availability under the revolving credit facility under the Loan Agreement. After giving effect to the payment in full of all outstanding Senior Unsecured Notes under the Note Purchase Agreement, the Note Purchase Agreement has been terminated.

First Amendment to Loan Agreement

On February 8, 2024, the Company entered into Amendment No. 1 to the Seventh Amended and Restated Loan Agreement (“Amendment No. 1”), which amended the Seventh Amended and Restated Loan Agreement (the "Loan Agreement” – see also Note 10) dated September 29, 2022 (collectively, the “Amended Loan Agreement”). Amendment No. 1, among other things, permits the acquisition of Signature Systems and provides for a new 5-year $400 million term loan facility (“Term Loan A”). Term Loan A will amortize in quarterly installment payments in aggregate annual amounts equal to $20 million in years 1 and 2 and $40 million in years 3 through 5. Term Loan A may be voluntarily prepaid at any time, in whole or in part, without penalty or premium, however, all amounts repaid or prepaid in respect of Term Loan A may not be reborrowed.

Amendment No. 1 did not change the existing revolving credit facility’s maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of approximately $9 million.

The Amended Loan Agreement is on substantially the same terms as the Loan Agreement, except Amendment No. 1 has amended, among other items, (i) to permit the Signature Systems acquisition, (ii) to modify the maximum leverage ratio to not exceed (x) 4.00 to 1:00 on a “net” basis for an initial “net” leverage ratio holiday period for the immediate fiscal quarter end after the Signature Systems acquisition is consummated and for the three immediately following fiscal quarter ends thereafter and (y) 3.25 to 1.00 on a “net” basis after such “net” leverage ratio holiday period (subject to additional “net” leverage ratio holiday periods at the election of the Company for such periods that are more fully described in the Amended Loan Agreement), (iii) to modify certain negative covenants (including the restricted payment covenant) so that the applicable incurrence tests for such negative covenants is now based on the new “net” leverage ratio level, (iv) to increase the applicable margins for the loans under the Amended Loan Agreement to range between 1.775% to 2.35% for Term SOFR, RFR, SONIA, EURIBOR and CORRA based loans and between 0.775% and 1.35% for base rate loans, in each case based from time to time on the determination of the Company’s then net leverage ratio, (v) to replace the Canadian Dealer Offered Rate (CDOR) as the applicable reference rate with respect to loans denominated in Canadian Dollars to the Canadian Overnight Repo Rate Average (CORRA), and (vi) to amend the scope of collateral securing the obligations under the Amended Loan Agreement to be an “all asset” lien (subject to customary provisions of excluded collateral not subject to the liens).

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

The Company carries out a variety of procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Michael P. McGaugh	Grant E. Fitz
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Myers Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myers Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and our report dated March 5, 2024 expressed an unqualified opinion thereon.

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

March 5, 2024

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

ITEM 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

For information about the directors of the Company, see the sections titled “Proposal No. 1 – Election of Directors”, “Nominees,” “Corporate Governance Guidelines,” “Corporate Governance and Compensation Practices,” “Board and Committee Independence,” “Board Committees and Meetings,” “Committee Charters and Policies,” and “Shareholder Nomination Policy” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 25, 2024 (“Proxy Statement”), which is incorporated herein by reference.

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

ITEM 11. Executive Compensation

See the sections titled “Director Compensation,” “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested for Fiscal Year End 2023,” “Nonqualified Deferred Compensation,” “Severance Arrangements upon Termination Including Change in Control,” “Summary of Potential Termination Payments and Benefits,” “Risk Assessment of Compensation Practices,” “CEO Pay Ratio,” “Compensation and Management Development Committee Interlocks and Insider Participation,” and “Compensation and Management Development Committee Report on Executive Compensation” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the section titled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement, which is incorporated herein by reference.

	(A)		(B)		(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	964,313	(1)	$20.35	(2)	526,363
Equity Compensation Plans Not Approved by Security Holders	–0–		–0–		–0–
Total	964,313				526,363

(1)
This information is as of December 31, 2023 and includes outstanding stock option and restricted stock unit awards, including performance-based restricted stock unit awards, granted under the 2021 Incentive Stock Plan and the 2017 Incentive Stock Plan.
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

15. (A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

•
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB Firm ID No. 42)
•
Consolidated Statements of Operations For The Years Ended December 31, 2023, 2022 and 2021
•
Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2023, 2022 and 2021
•
Consolidated Statements of Financial Position As of December 31, 2023 and 2022
•
Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2023, 2022 and 2021
•
Consolidated Statements of Cash Flows For The Years Ended December 31, 2023, 2022 and 2021
•
Notes to Consolidated Financial Statements

15. (A)(2) Financial Statement Schedules

All schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15. (A)(3) Exhibits

EXHIBIT INDEX

2.1

Agreement and Plan of Merger dated as of December 29, 2023 by and among Signature CR Intermediate Holdco, Inc., Myers Subsidiary I, Inc., Myers Industries, Inc., certain Executory Sellers Signatories, and Signature CR Holdco, LLC, solely in its capacity as the representative of the Securityholders as set forth in the Merger Agreement.** Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on January 2, 2024.

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
4	Description of Capital Stock. Reference is made to Exhibit 4 to Form 10-K filed with the Commission on March 11, 2021.
10.1	Myers Industries, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 99.1 to Form S-8 filed with the Commission on November 21, 2018.
10.2	Amendment to Myers Industries, Inc. Employee Stock Purchase Plan effective October 1, 2022. Reference is made to Exhibit 10.2 to Form 10-K filed with the Commission on March 3, 2023.
10.3	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.4 to Form 10-Q filed with the Commission on May 6, 2021.
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

10.13	Executive Nonqualified Excess Plan effective January 1, 2018* Reference is made to Exhibit 10(ai) to Form 10-K filed with the Commission on March 8, 2019.
10.14

Form of 2023 Restricted Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 4, 2023.

10.15

Form of 2023 Performance Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the Commission on May 4, 2023.

10.16	Myers Industries, Inc. Senior Officer Severance Plan (as amended).* (filed herewith)
10.17

Sixth Amended and Restated Loan Agreement dated March 12, 2021, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K and filed with the Commission on March 16, 2021.

10.18

Third Amendment to Note Purchase Agreement, dated March 12, 2021, among Myers Industries, Inc., the subsidiary guarantors identified therein and each of the institutions which is a signatory thereto. Reference is made to Exhibit 10.2 to Form 8-K filed with the Commission on March 16, 2021.

10.19

Non-Competition, Non-Solicitation and Confidentiality Agreement between Myers Industries, Inc. and Grant E. Fitz, effective May 8, 2023.* Reference is made to Exhibit 10.3 to Form 10-Q filed with the Commission on May 4, 2023.

10.20	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement for Executive Officers.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on November 1, 2023.
10.21

Form of 2021 Restricted Stock Unit Award Agreement for Executive Officers under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.5 to Form 10-Q filed with the Commission on May 6, 2021.

10.22

Form of 2021 Performance Stock Unit Award Agreement for Executive Officers under the Amended and Restated 2017 Incentive Stock Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.6 to Form 10-Q filed with the Commission on May 6, 2021.

10.23	Myers Industries, Inc. 2021 Long-Term Incentive Plan.* Reference is made to Exhibit 99.1 to Form S-8 filed with the Commission on April 29, 2021.
10.24

Form of 2022 Restricted Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 5, 2022.

10.25

Form of 2022 Performance Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the Commission on May 5, 2022.

10.26

Seventh Amended and Restated Loan Agreement, dated September 29, 2022, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent.**Reference is made to Exhibit 10.1 to Form 8-K filed with the SEC on October 4, 2022.

10.27

Fourth Amendment to Note Purchase Agreement, dated September 29, 2022, among Myers Industries, Inc., the subsidiary guarantors identified therein and each of the institutions which is a signatory thereto. Reference is made to Exhibit 10.2 to Form 8-K filed with the SEC on October 4, 2022.

10.28	2024 Non-employee Director Compensation.* (filed herewith)
14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14.1 to Form 8-K filed with the Commission on March 6, 2017.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Grant E. Fitz, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Grant E. Fitz, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy relating to recovery of erroneously awarded compensation. (filed herewith)
101

The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL includes: (i) Consolidated Statements of Financial Position (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Indicates executive compensation plan or arrangement.

** Pursuant to Item 601(a)(5) of Regulation S-K, exhibits and schedules were omitted from this initial filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.

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

SIGNATURE	TITLE	DATE

/s/ Michael P. McGaugh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2024
MICHAEL P. MCGAUGH

/s/ Grant E. Fitz	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2024
GRANT E. FITZ

/s/ Yvette Dapremont Bright	Director	March 5, 2024
YVETTE DAPREMONT BRIGHT

/s/ Ron DeFeo	Director	March 5, 2024
RON DEFEO

/s/ William A. Foley	Director	March 5, 2024
WILLIAM A. FOLEY

/s/ Jeffrey Kramer	Director	March 5, 2024
JEFFREY KRAMER

/s/ F. Jack Liebau, Jr.	Director	March 5, 2024
F. JACK LIEBAU, JR.

/s/ Bruce M. Lisman	Director	March 5, 2024
BRUCE M. LISMAN

/s/ Lori Lutey	Director	March 5, 2024
LORI LUTEY