Form 10-Q
period 2024-03-31
MYERS INDUSTRIES INC
filed 2024-05-07
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the issuer’s common stock, without par value, as of May 3, 2024 was 37,182,954 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended March 31,
	2024	2023
Net sales	$207,102	$215,739
Cost of sales	142,833	144,674
Gross profit	64,269	71,065
Selling, general and administrative expenses	53,457	52,081
(Gain) loss on disposal of fixed assets	(67)	27
Operating income	10,879	18,957
Interest expense, net	6,079	1,646
Income before income taxes	4,800	17,311
Income tax expense	1,297	4,335
Net income	$3,503	$12,976
Net income per common share:
Basic	$0.09	$0.35
Diluted	$0.09	$0.35

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2024	2023
Net income	$3,503	$12,976
Other comprehensive income (loss):
Foreign currency translation adjustment	(831)	42
Total other comprehensive income	(831)	42
Comprehensive income	$2,672	$13,018

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash	$32,730	$30,290
Trade accounts receivable, less allowances of $4,733 and $4,189, respectively	130,431	113,907
Other accounts receivable, net	8,818	14,726
Inventories, net	105,035	90,844
Prepaid expenses and other current assets	6,683	6,854
Total Current Assets	283,697	256,621
Property, plant, and equipment, net	135,155	107,933
Right of use asset - operating leases	34,560	27,989
Goodwill	310,260	95,392
Intangible assets, net	168,803	45,129
Deferred income taxes	209	209
Other	14,452	8,358
Total Assets	$947,136	$541,631

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$81,494	$79,050
Accrued employee compensation	14,626	17,104
Income taxes payable	5,612	4,253
Accrued taxes payable, other than income taxes	2,411	2,582
Accrued interest	4,883	1,112
Other current liabilities	26,281	28,472
Operating lease liability - short-term	6,708	5,943
Finance lease liability - short-term	604	593
Long-term debt - current portion	19,581	25,998
Total Current Liabilities	162,200	165,107
Long-term debt	381,045	31,989
Operating lease liability - long-term	27,195	22,352
Finance lease liability - long-term	8,461	8,615
Other liabilities	13,476	12,108
Deferred income taxes	63,108	8,660
Total Liabilities	655,485	248,831

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 37,129,321 and 36,848,465; net of treasury shares of 5,423,136 and 5,703,992, respectively)	22,834	22,608
Additional paid-in capital	323,516	322,526
Accumulated other comprehensive loss	(17,646)	(16,815)
Retained deficit	(37,053)	(35,519)
Total Shareholders’ Equity	291,651	292,800
Total Liabilities and Shareholders’ Equity	$947,136	$541,631

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended March 31, 2024
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2024	$22,608	$322,526	$(16,815)	$(35,519)	$292,800
Net income	—	—	—	3,503	3,503
Foreign currency translation adjustment	—	—	(831)	—	(831)
Shares issued under incentive plans, net of shares withheld for tax	226	308	—	—	534
Stock compensation expense	—	682	—	—	682
Declared dividends - $0.135 per share	—	—	—	(5,037)	(5,037)
Balance at March 31, 2024	$22,834	$323,516	$(17,646)	$(37,053)	$291,651

	Quarter Ended March 31, 2023
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2023	$22,332	$315,865	$(17,793)	$(63,977)	$256,427
Net income	—	—	—	12,976	12,976
Foreign currency translation adjustment	—	—	42	—	42
Shares issued under incentive plans, net of shares withheld for tax	193	(1,060)	—	—	(867)
Stock compensation expense	—	1,904	—	—	1,904
Declared dividends - $0.135 per share	—	—	—	(5,235)	(5,235)
Balance at March 31, 2023	$22,525	$316,709	$(17,751)	$(56,236)	$265,247

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$3,503	$12,976
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	8,497	5,618
Amortization of deferred financing costs	231	78
Amortization of acquisition-related inventory step-up	3,115	—
Non-cash stock-based compensation expense	682	1,904
(Gain) loss on disposal of fixed assets	(67)	27
Other	(6)	(827)
Cash flows provided by (used for) working capital
Accounts receivable - trade and other, net	7,964	3,181
Inventories	186	(8,778)
Prepaid expenses and other current assets	885	1,220
Accounts payable and accrued expenses	(4,720)	10,387
Net cash provided by (used for) operating activities	20,270	25,786
Cash Flows From Investing Activities
Capital expenditures	(5,707)	(9,091)
Acquisition of business, net of cash acquired	(348,890)	(160)
Proceeds from sale of property, plant and equipment	75	33
Net cash provided by (used for) investing activities	(354,522)	(9,218)
Cash Flows From Financing Activities
Net borrowings (repayments) from revolving credit facility	(11,000)	(5,200)
Proceeds from Term Loan A	400,000	—
Repayments of senior unsecured notes	(38,000)	—
Payments on finance lease	(143)	(129)
Cash dividends paid	(5,345)	(5,274)
Proceeds from issuance of common stock	2,408	1,132
Shares withheld for employee taxes on equity awards	(1,874)	(1,999)
Deferred financing fees	(9,172)	—
Net cash provided by (used for) financing activities	336,874	(11,470)
Foreign exchange rate effect on cash	(182)	4
Net increase (decrease) in cash	2,440	5,102
Cash at January 1	30,290	23,139
Cash at March 31	$32,730	$28,241

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except where otherwise indicated)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2024 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2024.

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

The fair value of the Company’s revolving credit facility, as defined in Note 11, approximates carrying value due to the floating rates and the relative short maturity (less than 90 days) of any revolving borrowings under this agreement. The carrying value of the Company’s term loan, as defined in Note 11, approximates fair value given that the underlying interest rate applied to such amounts outstanding is currently based upon floating market rates and the Company has the ability to repay the outstanding principal at par value at any time under the terms of this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At December 31, 2023, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated to be $37.8 million.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The purchase price allocations associated with the February 8, 2024 acquisition of Signature CR Intermediate Holdco, Inc. ("Signature" or "Signature Systems") and the May 31, 2022 acquisition of Mohawk Rubber Sales of New England Inc. ("Mohawk"), as described in Note 3, required fair value measurements using unobservable inputs which are considered Level 3 inputs. The fair value of the acquired intangible assets was determined using an income approach.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2024	$(15,551)	$(1,264)	$(16,815)
Other comprehensive income (loss) before reclassifications	(831)	—	(831)
Net current-period other comprehensive income (loss)	(831)	—	(831)
Balance at March 31, 2024	$(16,382)	$(1,264)	$(17,646)

	Foreign Currency	Defined Benefit Pension Plans	Total
Balance at January 1, 2023	$(16,410)	$(1,383)	$(17,793)
Other comprehensive income (loss) before reclassifications	42	—	42
Net current-period other comprehensive income (loss)	42	—	42
Balance at March 31, 2023	$(16,368)	$(1,383)	$(17,751)

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

The changes in the allowance for credit losses for the quarter ended March 31, 2024 and 2023 were as follows:

	2024	2023
Balance at January 1	$2,989	$2,273
Provision for expected credit loss, net of recoveries	922	135
Write-offs and other	(162)	(195)
Balance at March 31	$3,749	$2,213

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended March 31, 2024
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$22,301	$—	$—	$22,301
Vehicle	29,410	—	—	29,410
Food and beverage	27,573	—	—	27,573
Industrial	53,614	—	(17)	53,597
Infrastructure	19,327	—	—	19,327
Auto aftermarket	—	54,894	—	54,894
Total net sales	$152,225	$54,894	$(17)	$207,102

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Quarter Ended March 31, 2023
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$23,876	$—	$—	$23,876
Vehicle	32,008	—	—	32,008
Food and beverage	41,156	—	—	41,156
Industrial	55,522	—	(8)	55,514
Infrastructure	—	—	—	—
Auto aftermarket	—	63,185	—	63,185
Total net sales	$152,562	$63,185	$(8)	$215,739

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	March 31,	December 31,	Statement of Financial Position
	2024	2023	Classification
Returns, discounts and other allowances	$(984)	$(1,200)	Trade accounts receivable
Right of return asset	$1,127	$432	Inventories, net
Customer deposits	$(2,099)	$(2,017)	Other current liabilities
Accrued rebates	$(2,991)	$(4,441)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Selling, general and administrative expenses for the Company’s manufacturing business and as Cost of sales for the Company’s distribution business. Costs for shipments to customers in Selling, general and administrative expenses were approximately $3.0 million and $3.0 million for the quarters ended March 31, 2024 and 2023, respectively, and in Cost of sales were approximately $2.9 million and $4.1 million for the quarters ended March 31, 2024 and 2023, respectively.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

3. Acquisitions

Signature

On February 8, 2024, the Company acquired the stock of Signature Systems, a manufacturer and distributor of composite matting ground protection for industrial applications, stadium turf protection and temporary event flooring, which is included in the Material Handling Segment. The Signature acquisition aligns with the Company's long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. The Company initially paid $348.9 million to acquire Signature, net of cash acquired of $4.3 million. At March 31, 2024, the initial purchase price remains subject to working capital and other adjustments, and expected consideration for the acquisition was $348.2 million.

The Company funded the acquisition of Signature through an amendment and restatement of Myers’ existing loan agreement, as described in Note 11. Costs related to the acquisition are included within Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited) and totaled $6.0 million, of which $3.4 million was incurred in the three months ended March 31, 2024. In the three months ended March 31, 2024, Signature contributed $19.3 million of revenue and $2.9 million of operating income to the Material Handling Segment.

The acquisition of Signature was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually and separately recognized. Goodwill acquired in this transaction will not be tax deductible. The following table summarizes the allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. There were no measurement period adjustments recorded in the quarter ended March 31, 2024. The purchase accounting will be finalized within one year from the acquisition date. The purchase price allocation of the assets acquired and liabilities assumed is preliminary until the final independent valuation consultant report is issued and the Company finalizes its valuation estimates to determine final working capital adjustments, amounts allocated to intangible assets, the tax effects of the acquisition and finalizing the allocation of fair value to any other assets defined below. The Company expects to complete this process no longer than twelve months after the closing of the acquisition.

A summary of the preliminary estimated purchase price allocation is as follows:

Assets acquired:
Accounts receivable	$18,902
Inventories	17,612
Prepaid expenses	719
Other assets - long term	4,761
Property, plant and equipment	28,281
Right of use asset - operating leases	3,946
Intangible assets	127,000
Goodwill	215,105
Assets acquired	$416,326

Liabilities assumed:
Accounts payable	$4,542
Accrued expenses	5,646
Operating lease liability - short term	525
Operating lease liability - long term	2,400
Deferred income taxes	55,054
Total liabilities assumed	68,167

Net acquisition cost	$348,159

Included in Accounts receivable and Other assets - long term of the table above are long term notes receivable with face value of $11.4 million and preliminary estimated fair value of $7.3 million based on a risk-adjusted income approach.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Intangible assets consist of Signature’s technology, customer relationships and the Signature Systems indefinite-lived trade name, and are summarized in the table below:

	Fair Value	Weighted Average Estimated Useful Life
Customer relationships	$74,100	10.0 years
Technology	31,300	12.0 years
Total amortizable intangible assets	$105,400
Intangible assets not subject to amortization:
Trademarks and trade names	$21,600	Indefinite

The following unaudited pro forma results of operations for the three months ended March 31, 2024 and 2023, assumes the Signature acquisition was completed on January 1, 2023. The following pro forma results include adjustments to reflect acquisition related costs, additional interest expense, amortization of intangibles associated with the acquisition, amortization of acquisition-related inventory step-up costs and the effects of adjustments made to the carrying value of certain assets.

	Three months ended March 31, 2024	Three months ended March 31, 2023
Net sales	$221,821	$242,673
Net income	8,345	7,944

The unaudited pro forma results may not be indicative of the results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

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

4. Restructuring

In conjunction with the Company's previously announced Ameri-Kart plan the Company incurred $0.2 million and $0.3 million of restructuring charges during the quarter ended March 31, 2024 and March 31, 2023, respectively, which were recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were not significant at March 31, 2024 or December 31, 2023. Remaining costs to complete the Ameri-Kart consolidation are expected to be approximately $2.0 million, to be incurred through 2026 related to remaining idled lease facility and maintenance costs. Severance charges from other restructuring initiatives to reduce overhead costs during the three months ended March 31, 2023 totaled $0.3 million in Selling, general and administrative.

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarter ended March 31, 2024.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Inventories consisted of the following:

	March 31,	December 31,
	2024	2023
Finished and in-process products	$68,561	$53,382
Raw materials and supplies	36,474	37,462
	$105,035	$90,844

6. Other Liabilities

The balance in Other current liabilities is comprised of the following:

	March 31,	December 31,
	2024	2023
Customer deposits and accrued rebates	$5,090	$6,458
Dividends payable	5,591	5,900
Accrued litigation, claims and professional fees	1,371	2,868
Current portion of environmental reserves	6,505	8,205
Other accrued expenses	7,724	5,041
	$26,281	$28,472

The balance in Other liabilities (long-term) is comprised of the following:

	March 31,	December 31,
	2024	2023
Environmental reserves	$10,189	$9,357
Supplemental executive retirement plan liability	481	548
Pension liability	175	135
Other long-term liabilities	2,631	2,068
	$13,476	$12,108

7. Goodwill and Intangible Assets

The change in goodwill for the quarter ended March 31, 2024 was as follows:

	Distribution	Material Handling	Total
January 1, 2024	$14,730	$80,662	$95,392
Acquisition	—	215,105	215,105
Foreign currency translation	—	(237)	(237)
March 31, 2024	$14,730	$295,530	$310,260

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $31.4 million and $9.8 million at March 31, 2024 and December 31, 2023, respectively. Refer to Note 3 for the intangible assets acquired through the Signature acquisition in February 2024.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

8. Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended March 31,
	2024	2023
Weighted average common shares outstanding basic	36,908,169	36,564,775
Dilutive effect of stock options and restricted stock	214,850	251,181
Weighted average common shares outstanding diluted	37,123,019	36,815,956

The dilutive effect of stock options and restricted stock was computed using the treasury stock method. Options to purchase 4,733 shares of common stock that were outstanding for the quarter ended March 31, 2024 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. There were no options to purchase shares of common stock excluded from the computation of diluted earnings for the quarter ended March 31, 2023.

9. Stock Compensation

The Company’s 2021 Long-Term Incentive Plan (the “2021 Plan”) was adopted by the Board of Directors on March 4, 2021, amended by the Board of Directors on April 20, 2021, and approved by shareholders in the annual shareholder meeting on April 29, 2021. The 2021 Plan authorizes the Compensation and Management Development Committee of the Board of Directors (“Compensation Committee”) to issue up to 2,000,000 additional various stock awards including stock options, performance stock units, restricted stock units and other forms of equity-based awards to key employees and directors. No new awards may be issued under the 2021 Plan after March 16, 2024.

The Company’s 2024 Long-Term Incentive Plan (the “2024 Plan”) was adopted by the Board of Directors on February 29, 2024, and approved by shareholders in the annual shareholder meeting on April 25, 2024. The 2024 Plan authorizes the Compensation Committee to issue up to 2,500,000 additional various stock awards including stock options, performance stock units, restricted stock units and other forms of equity-based awards to key employees and directors.

Stock compensation expense was approximately $0.7 million and $1.9 million for the quarters ended March 31, 2024 and 2023, respectively. These expenses are included in Selling, general and administrative expenses. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at March 31, 2024 was approximately $9.6 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $22.0 million of cumulative charges, made cumulative payments of $11.6 million and received insurance recoveries of $4.5 million through March 31, 2024. For the three months ended March 31, 2024 the following activity was recorded in connection with the New Idria Mercury Mine:

	For the Quarter Ended March 31,
	2024	2023
Beginning reserve balance	$13,182	$11,855
Changes in estimated environmental liability	—	1,600
Payments made (3)	(867)	(2,731)
Ending reserve balance (1)	$12,315	$10,724

Beginning receivable balance	$7,245	$6,000
Changes in estimated insurance recovery	300	1,100
Insurance recovery reimbursements	(525)	(876)
Ending receivable balance (2)	$7,020	$6,224

(1) As of March 31, 2024, Buckhorn has a total ending reserve balance of $12.3 million related to the New Idria Mine, of which $6.2 million is classified in Other current liabilities and $6.1 million in Other liabilities (long-term).

(2) As of March 31, 2024, Buckhorn has a total receivable balance related to the probable insurance recovery of $7.0 million, of which $2.9 million is classified in Other accounts receivable and $4.1 million is classified in Other (long-term).

(3) Payments made for the three months ended March 31, 2023 include a $1.9 million payment related to a settlement agreement with the EPA to resolve the past costs claim, which Buckhorn paid in the first quarter of 2023.

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

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. No costs were incurred related to New Almaden in the quarter ended March 31, 2024 or 2023, respectively. As of March 31, 2024, Buckhorn has a total reserve of $4.4 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.1 million is classified in Other liabilities (long-term).

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

Scepter incurred $13.3 million in cumulative defense costs in this matter, and in the fourth quarter of 2023, the Company reached a settlement agreement with one of its insurers, with respect to certain insurance coverage related to defense costs for $10 million, which was recorded as a reduction to legal costs within Selling, general and administrative expenses in the fourth quarter of 2023. As of December 31, 2023, Scepter had a remaining receivable of $6.8 million which was received in February 2024.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Other Matters

On February 14, 2023, a lawsuit was filed by Nan Morgan McCartney in the Circuit Court of Escambia County, Florida against the Company, Scepter US Holding Company, Scepter Manufacturing, LLC, Scepter Canada Inc., Walmart Inc., and Wal-Mart Stores East, LP. The complaint seeks compensatory damages and court costs for harm caused to Ms. McCartney allegedly arising from use of a 5-gallon portable fuel container manufactured by a Scepter company and alleges amounts in controversy in excess of $30 thousand exclusive of costs. The case has been removed to the Northern District of Florida, Pensacola Division. The Myers' defendants filed their Answer to the Complaint on April 25, 2023. On May 19, 2023 the Court filed a Final Scheduling Order. Defendants have served written discovery on Plaintiff. Plaintiff was deposed on September 6, 2023. On January 12, 2024 Myers and Walmart signed a joint defense agreement. Plantiff's ex-husband was deposed on February 21, 2024. The Company continues its review of electronic discovery. No other proceedings have occurred in this litigation matter as of the date of this filing and the Company cannot assess with any meaningful probability the outcome or the potential damages.

Scepter has maintained insurance policies, which it believes may cover a substantial portion of the defense costs incurred in this matter and to date, Scepter has incurred approximately $1.0 million in legal fees and expenses. For the period ending March 31, 2024, Scepter has recognized a $0.7 million reduction to legal costs within Selling, general and administrative expenses representing the amount of probable insurance recoveries related to legal costs incurred to date on this matter. As of March 31, 2024, Scepter had a remaining receivable of $0.5 million, which is classified in Other accounts receivable on the Condensed Consolidated Statements of Financial Position (Unaudited) and was received in April 2024.

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	March 31,	December 31,
	2024	2023
Amended Loan Agreement - Revolving Credit Facility	$9,000	$20,000
Amended Loan Agreement - Term Loan A	400,000	-
5.25% Senior Unsecured Notes due January 15, 2024	-	11,000
5.30% Senior Unsecured Notes due January 15, 2024	-	15,000
5.45% Senior Unsecured Notes due January 15, 2026	-	12,000
	409,000	58,000
Less unamortized deferred financing costs	8,374	13
	400,626	57,987
Less current portion long-term debt	19,581	25,998
Long-term debt	$381,045	$31,989

On February 8, 2024, the Company entered into Amendment No. 1 to the Seventh Amended and Restated Loan Agreement (“Amendment No. 1”), which amended the Seventh Amended and Restated Loan Agreement (the "Loan Agreement”) dated September 29, 2022 (collectively, the “Amended Loan Agreement”). Amendment No. 1, among other things, permitted the acquisition of Signature Systems and provided a new 5-year $400 million term loan facility (“Term Loan A”). Term Loan A will amortize in eight quarterly installment payments of $5 million beginning June 30, 2024, quarterly installment payments of $10 million thereafter, and any remaining balance due upon maturity. Term Loan A may be voluntarily prepaid at any time, in whole or in part, without penalty or premium, however, all amounts repaid or prepaid in respect of Term Loan A may not be reborrowed.

Amendment No. 1 did not change the existing revolving credit facility’s maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million, of which $8.5 million was related to Term Loan A and included in Long-term debt and Long-term debt - current portion and $0.7 million was related to the Revolving Credit Facility and included in Other Assets (long-term). These deferred financing fees are being amortized to Interest expense over their respective terms to maturity. Remaining deferred financing fees on the Revolving Credit Facility were $1.6 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively and remaining unamortized deferred financing costs under the Term Loan A totaled $8.4 million as of March 31, 2024.

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

On September 29, 2022, the Company entered into a Seventh Amended and Restated Loan Agreement (the “Seventh Amendment”), which amended the Sixth Amended and Restated Loan Agreement (the "Sixth Amendment"), dated March 12, 2021. The Seventh Amendment, among other things, extended the maturity date to September 2027 from March 2024. The Seventh Amendment did not change the senior revolving credit facility's $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility, or the outstanding letters of credit. In connection with the Seventh Amendment, the Company incurred $0.9 million of deferred financing fees, which are included in Other assets (long-term) and being amortized to Interest expense over the term of the Loan Agreement.

As of March 31, 2024, the Company had $235.4 million available under the Amended Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.6 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges to all of the Company's assets (except with respect to certain assets that are customarily excluded for the incurrence of such liens).

On January 12, 2024, the Company repaid $26.0 million of senior unsecured notes upon maturity using cash on hand and availability under the Loan agreement. On February 6, 2024, in connection with the first amendment and restatement to the Loan Agreement discussed above, the Company prepaid the remaining $12.0 million face value of senior unsecured notes, which were due January 15, 2026, using availability under the revolving credit facility under the Loan Agreement. After giving effect to the payment in full all outstanding senior unsecured notes under the Note Purchase Agreement have been paid and the Note Purchase Agreement has been terminated. In conjunction with the termination the Company recognized a loss on debt extinguishment of $0.1 million, primarily representing the make-whole fees on the senior unsecured notes and the unamortized value of the original issuance discount which were included in Interest expense.

The weighted average interest rate on borrowings under the Company’s long-term debt was 8.93% and 6.43% for the quarters ended March 31, 2024 and 2023, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

As of March 31, 2024, the Company was in compliance with all of its debt covenants associated with its Amended Loan Agreement. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

Interest rate swap transaction - subsequent event

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described above.

12. Income Taxes

The Company’s effective tax rate was 27.0% for the quarter ended March 31, 2024, respectively compared to 25.0% for the quarter ended March 31, 2023. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to non-deductible expenses and state taxes.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of March 31, 2024, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2020. The Company is subject to state and local examinations for tax years of 2019 through 2022. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2019 through 2022.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to leases include:

		March 31,	December 31,
	Classification	2024	2023
Assets:
Operating lease assets	Right of use asset - operating leases	$34,560	$27,989
Finance lease assets	Property, plant and equipment, net	8,483	8,668
Total lease assets		$43,043	$36,657

Liabilities:
Current	Operating lease liability - short-term	$6,708	$5,943
Long-term	Operating lease liability - long-term	27,195	22,352
Total operating lease liabilities		33,903	28,295
Current	Finance lease liability - short-term	604	593
Long-term	Finance lease liability - long-term	8,461	8,615
Total finance lease liabilities		9,065	9,208
Total lease liabilities		$42,968	$37,503

The components of lease expense include:

		For the Quarter Ended March 31,
Lease Cost	Classification	2024	2023
Operating lease cost (1)	Cost of sales	$1,732	$1,553
Operating lease cost (1)	Selling, general and administrative expenses	964	855
Finance lease cost
Amortization expense	Cost of sales	185	172
Interest expense on lease liabilities	Interest expense, net	83	81
Total lease cost		$2,964	$2,661
(1)
Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Quarter Ended March 31,
Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,007	$1,880
Operating cash flows from finance leases	$83	$81
Financing cash flows from finance leases	$143	$129
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4,417	$1,190
Finance leases	$—	$—

Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	5.34	5.67
Finance leases	11.74	11.99
Weighted-average discount rate:
Operating leases	5.9%	4.7%
Finance leases	3.7%	3.7%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Maturity of Lease Liabilities - As of March 31, 2024	Operating Leases	Finance Leases	Total
2024(1)	$6,353	$693	$7,046
2025	8,346	924	9,270
2026	7,373	924	8,297
2027	6,317	945	7,262
2028	4,657	950	5,607
After 2028	6,025	6,708	12,733
Total lease payments	39,071	11,144	50,215
Less: interest	(5,168)	(2,079)	(7,247)
Present value of lease liabilities	$33,903	$9,065	$42,968
(1)
Represents amounts due in 2024 after March 31, 2024

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

The Material Handling Segment manufactures a broad selection of durable plastic reusable products that are used repeatedly during the course of their service life. At the end of their service life, these highly sustainable products can be recovered, recycled, and reprocessed into new products. The Material Handling Segment’s products include a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, composite ground protection matting, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded, compression molded or blow molded. This segment conducts its primary operations in the United States, Canada and the United Kingdom. Markets served include industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, construction, infrastructure and consumer, among others. Products are sold both directly to end-users and through distributors. The acquisition of Signature, as described in Note 3, is included in the Material Handling Segment.

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

Total sales from foreign business units were approximately $9.9 million and $12.5 million for the quarters ended March 31, 2024 and 2023, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Summarized segment detail for the quarters ended March 31, 2024 and 2023 are presented in the following table:

	For the Quarter Ended March 31,
	2024	2023
Net Sales
Material Handling	$152,225	$152,562
Distribution	54,894	63,185
Inter-company sales	(17)	(8)
Total net sales	$207,102	$215,739

Operating income
Material Handling (2) (3)	$22,256	$25,351
Distribution	605	2,237
Corporate (1) (3)	(11,982)	(8,631)
Total operating income	10,879	18,957
Interest expense, net	(6,079)	(1,646)
Income before income taxes	$4,800	$17,311

(1) The Company recognized $(0.3) million and $0.5 million of expense to the estimated environmental reserve, net of probable insurance recoveries for the quarters ended March 31, 2024 and 2023, respectively, as described in Note 10. Environmental charges are not included in segment results and are shown with Corporate.

(2) The Company recognized $3.1 million of non-cash inventory step-up that was amortized to Cost of sales for the quarter ended March 31, 2024 related to the reporting of inventory at fair value in conjunction with the acquisition of Signature, as described in Note 3.

(3) The Company incurred $3.4 million of acquisition related costs associated with the Signature acquisition, as described in Note 3, for the quarter ended March 31, 2024, of which $3.3 million and $0.1 million are included in Corporate and Material Handling's results, respectively.

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

Specific factors that could cause such a difference on our business, financial position, results of operations and/or liquidity include, without limitation, raw material availability, increases in raw material costs, or other production costs; risks associated with our strategic growth initiatives or the failure to achieve the anticipated benefits of such initiatives; unanticipated downturn in business relationships with customers or their purchases; competitive pressures on sales and pricing; changes in the markets for the Company’s business segments; changes in trends and demands in the markets in which the Company competes; operational problems at our manufacturing facilities or unexpected failures at those facilities; future economic and financial conditions in the United States and around the world; inability of the Company to meet future capital requirements; claims, litigation and regulatory actions against the Company; changes in laws and regulations affecting the Company; unforeseen events, including natural disasters, unusual or severe weather events and patterns, public health crises, geopolitical crises, and other catastrophic events; and other risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Given these factors, as well as other variables that may affect our operating results, readers should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company expressly disclaims any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

Executive Overview

The Company conducts its business activities in two reportable segments: The Material Handling Segment and the Distribution Segment.

The Company designs, manufactures, and markets a variety of plastic, metal and rubber products. The Material Handling Segment manufactures a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, composite ground protection matting, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded, blow molded or compression molded. The Distribution Segment is engaged in the distribution of tools, equipment and supplies used for tire, wheel and under vehicle service on passenger, heavy truck and off-road vehicles, as well as the manufacturing of tire repair and retreading products.

The Company’s results of operations for the quarter ended March 31, 2024 are discussed below. The current economic environment includes heightened risks from inflation, interest rates, banking liquidity, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including the conflict between Russia and Ukraine and Israel and Hamas. Such events have increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended March 31, 2024 to the Quarter Ended March 31, 2023

Net Sales:

(dollars in thousands)	Quarter Ended March 31,
Segment	2024	2023	Change	% Change
Material Handling	$152,225	$152,562	$(337)	(0.2)%
Distribution	54,894	63,185	(8,291)	(13.1)%
Inter-company sales	(17)	(8)	(9)
Total net sales	$207,102	$215,739	$(8,637)	(4.0)%

Net sales for the quarter ended March 31, 2024 were $207.1 million, a decrease of $8.6 million or 4.0% compared to the quarter ended March 31, 2023. Net sales decreased due to lower volume/mix of $24.5 million and lower pricing of $3.4 million, partially offset by $19.3 million of incremental sales from the acquisition of Signature on February 8, 2024, included in the Material Handling Segment. Signature's annual sales were approximately $110 million at the time of the acquisition.

Net sales in the Material Handling Segment decreased $0.3 million or 0.2% for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023. Net sales decreased due to lower volume/mix of $15.8 million and lower pricing of $3.8 million, partially offset by $19.3 million of incremental sales from the acquisition of Signature on February 8, 2024.

Net sales in the Distribution Segment decreased $8.3 million or 13.1% for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023, primarily due to lower volume/mix of $8.7 million. The decrease in net sales was partially offset by higher pricing of $0.4 million.

Cost of Sales & Gross Profit:

	Quarter Ended March 31,
(dollars in thousands)	2024	2023	Change	% Change
Cost of sales	$142,833	$144,674	$(1,841)	(1.3)%
Gross profit	$64,269	$71,065	$(6,796)	(9.6)%
Gross profit as a percentage of sales	31.0%	32.9%

Gross profit decreased $6.8 million, or 9.6%, for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023, due to lower volume/mix and pricing as described under Net Sales above, the impact from acquisition-related inventory step-up amortization of $3.1 million and increased labor and productivity costs, partially offset by lower material costs and the benefits of the acquisition of Signature on February 8, 2024. Gross margin was 31.0% for the quarter ended March 31, 2024 compared with 32.9% for the quarter ended March 31, 2023.

Selling, General and Administrative Expenses:

	Quarter Ended March 31,
(dollars in thousands)	2024	2023	Change	% Change
SG&A expenses	$53,457	$52,081	$1,376	2.6%
SG&A expenses as a percentage of sales	25.8%	24.1%

Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2024 were $53.5 million, an increase of $1.4 million or 2.6% compared to the same period in the prior year. The increases in SG&A expenses in the first quarter 2024 were primarily due to $4.6 million of incremental SG&A, including $1.7 million of intangible amortization, from the acquisition of Signature on February 8, 2024, $0.7 million of higher variable selling expenses, $0.3 million of higher facility costs and $0.2 million of higher commissions partially offset by $2.5 million of lower incentive compensation, $1.9 million of lower legal and professional fees, excluding acquisition costs and $1.2 million of lower salaries and benefits. Acquisition and integration costs included in SG&A expenses increased $3.2 million due to the Signature acquisition described in Note 3 and restructuring costs included in SG&A expenses decreased $0.4 million as described in Note 4. Additionally, the Company recognized a $0.7 million reduction to legal costs within SG&A for the quarter ended March 31, 2024 related to an insurance recovery of defense costs incurred on a legal matter, as described in Note 10. Environmental matters, as described in Note 10 resulted in a net $0.3 million recovery for the quarter ended March 31, 2024, which compared to $0.5 million of charges for the quarter ended March 31, 2023.

Net Interest Expense:

	Quarter Ended March 31,
(dollars in thousands)	2024	2023	Change	% Change
Net interest expense	$6,079	$1,646	$4,433	269.3%
Average outstanding borrowings, net	$275,354	$99,924	$175,430	175.6%
Weighted-average borrowing rate	8.93%	6.43%

Net interest expense for the quarter ended March 31, 2024 was $6.1 million, an increase of $4.4 million, or 269.3%, compared with $1.6 million for the quarter ended March 31, 2023. The higher net interest expense was due to higher average outstanding borrowings as a result of the acquisition of Signature, which was funded through an amendment and restatement of Myers' existing loan agreement discussed below, and a higher weighted-average borrowing rate in the current quarter.

Income Taxes:

	Quarter Ended March 31,
(dollars in thousands)	2024	2023
Income before income taxes	$4,800	$17,311
Income tax expense	$1,297	$4,335
Effective tax rate	27.0%	25.0%

The Company’s effective tax rate was 27.0% for the quarter ended March 31, 2024, compared to 25.0% for the quarter ended March 31, 2023. The increase in the effective tax rate was driven by non-deductible expenses, including expenses related to the Signature acquisition.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Amended Loan Agreement (defined below). At March 31, 2024, the Company had $32.7 million of cash, $235.4 million available under the Loan Agreement and outstanding debt of $409.7 million, including the finance lease liability of $9.1 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and the heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities was $20.3 million for the quarter ended March 31, 2024, compared to $25.8 million in the same period in 2023. The decrease was primarily due to lower net income in the current period partly offset by net improvements in working capital.

Investing Activities

Net cash used for investing activities was $354.5 million for the quarter ended March 31, 2024 compared to cash used of $9.2 million for the same period in 2023. In 2024, the Company paid $348.9 million to acquire Signature, net of cash acquired and subject to working capital adjustments, as discussed in Note 3. Capital expenditures were $5.7 million and $9.1 million for the quarter ended March 31, 2024 and 2023, respectively. Full year 2024 capital expenditures are expected to be approximately $35 million to $40 million.

Financing Activities

Cash provided by financing activities was $336.9 million for the quarter ended March 31, 2024 compared to cash used for financing activities of $11.5 million for the same period in 2023. In 2024, the Company received proceeds of $400 million under a new term loan facility, as described below and made repayments of $38.0 million of senior unsecured notes, including $26.0 million of senior unsecured notes that matured in January 2024 and the prepayment of $12.0 million of senior unsecured notes in conjunction with the amendment and restatement to the Loan Agreement described below. Net borrowings (repayments) of the Company's existing revolving credit facility were $(11.0) million and $(5.2) million for the quarters ended March 31, 2024 and 2023, respectively. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $2.4 million and $1.1 million for the quarter ended March 31, 2024 and 2023, respectively. Cash paid for tax withholdings on vesting of stock compensation totaled $1.9 million and $2.0 million in the quarter ended March 31, 2024 and 2023 respectively. Fees paid for the amendment and restatement to the Loan Agreement in February 2024 totaled $9.2 million. The Company also used cash to pay dividends of $5.3 million and $5.3 million for the quarter ended March 31, 2024 and 2023, respectively.

Credit Sources

Seventh Amendment to Loan Agreement

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

Repayment and termination of Senior Unsecured Notes

On January 12, 2024, the Company repaid $26.0 million of senior unsecured notes upon maturity using cash on hand and availability under the Loan Agreement. On February 6, 2024, in connection with the first amendment and restatement to the Loan Agreement described below, the Company prepaid the remaining $12.0 million face value of senior unsecured notes, which were due January 15, 2026, using availability under the revolving credit facility under the Loan Agreement. After giving effect to the payment in full, all outstanding senior unsecured notes under the Note Purchase Agreement have been paid and the Note Purchase Agreement has been terminated. In conjunction with the termination the Company recognized a loss on debt extinguishment of $0.1 million, primarily representing the make-whole fees on the senior unsecured notes and the unamortized value of the original issuance discount.

First Amendment to Loan Agreement

On February 8, 2024, the Company entered into Amendment No. 1 to the Seventh Amended and Restated Loan Agreement (“Amendment No. 1”), which amended the Seventh Amended and Restated Loan Agreement (the "Loan Agreement” – see also Note 11) dated September 29, 2022 (collectively, the “Amended Loan Agreement”). Amendment No. 1, among other things, permitted the acquisition of Signature Systems and provided a new 5-year $400 million term loan facility (“Term Loan A”). Term Loan A will amortize in eight quarterly installment payments of $5 million beginning June 30, 2024, quarterly installment payments of $10 million thereafter, and any remaining balance due upon maturity. Term Loan A may be voluntarily prepaid at any time, in whole or in part, without penalty or premium, however, all amounts repaid or prepaid in respect of Term Loan A may not be reborrowed.

Amendment No. 1 did not change the existing revolving credit facility’s maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million.

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

As of March 31, 2024, $235.4 million was available under the Amended Loan Agreement, after borrowings and the Company had $5.6 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates.

As of March 31, 2024, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense) and a net leverage ratio (defined as total net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted). The ratios as of and for the period ended March 31, 2024 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	13.67
Net Leverage Ratio	4.00 to 1 (maximum)	2.62

Interest rate swap transaction - subsequent event

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Note 11.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. At March 31, 2024, the Company has not entered into any interest rate swaps or other derivative instruments to fix the interest rate on any portion of its financing arrangements with floating rates. Based on current debt levels at March 31, 2024, if market interest rates increase one percent, the Company’s annual variable interest expense would increase approximately $4.1 million.

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk on $200.0 million of its outstanding borrowings under the Amended Loan Agreement, which effectively results in a fixed rate debt as described above. If market interest rates decrease or increase 1%, the fair value of the interest rate swap would change by approximately $7.2 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada and the United Kingdom with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada and the United Kingdom to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and the United Kingdom that are denominated in U.S. dollars. The net exposure is generally less than $1 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At March 31, 2024, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at March 31, 2024. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

On February 8, 2024, the Company acquired the stock of Signature Systems. As permitted by SEC rules and regulations, the scope of management’s evaluation of internal control over financial reporting as of March 31, 2024 did not include an evaluation of the internal control over financial reporting of Signature. However, we are extending our oversight and monitoring processes that support our review of internal control over financial reporting to include Signature’s operations.

Excluding the Signature acquisition, during the quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 10, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report, and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s disclosures relating to legal proceedings in Note 10, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report are incorporated into Part II of this report by reference. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

On October 18, 2023, Tank Holding Corp. served a Complaint against Myers Industries, Inc. (“Myers”), asserting patent infringement with regard to a single product manufactured by Elkhart Plastics LLC. Myers has conducted a preliminary assessment of the allegations and believes it has strong defenses. The Complaint was dismissed without prejudice on January 2, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plan during the quarter ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
1/1/2024 to 1/31/2024	—	$—	5,547,665	2,452,335
2/1/2024 to 2/29/2024	—	—	5,547,665	2,452,335
3/1/2024 to 3/31/2024	—	—	5,547,665	2,452,335

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

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

2.1**

Agreement and Plan of Merger dated as of December 29, 2023 by and among Signature CR Intermediate Holdco, Inc., Myers Subsidiary I, Inc., Myers Industries, Inc., certain Executory Sellers Signatories, and Signature CR Holdco, LLC, solely in its capacity as the representative of the Securityholders as set forth in the Merger Agreement.** Reference is made to Exhibit 2.1 to Form 8-K filed with the SEC on January 2, 2024.

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
10.1*	Form of 2024 Restricted Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* (filed herewith)
10.2

Amendment No. 1 to Seventh Amended and Restated Loan Agreement, dated February 8, 2024, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K filed with the SEC on February 9, 2024.

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

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MYERS INDUSTRIES, INC.

May 7, 2024	/s/ Grant E. Fitz
Grant E. Fitz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)