Form 10-Q
period 2024-06-30
MYERS INDUSTRIES INC
filed 2024-08-01
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the issuer’s common stock, without par value, as of July 26, 2024 was 37,222,218 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$220,236	$208,453	$427,338	$424,192
Cost of sales	144,719	140,043	287,552	284,717
Gross profit	75,517	68,410	139,786	139,475
Selling, general and administrative expenses	51,661	52,351	105,118	104,432
(Gain) loss on disposal of fixed assets	128	(83)	61	(56)
Operating income	23,728	16,142	34,607	35,099
Interest expense, net	9,006	1,790	15,085	3,436
Income before income taxes	14,722	14,352	19,522	31,663
Income tax expense	4,443	3,747	5,740	8,082
Net income	$10,279	$10,605	$13,782	$23,581
Net income per common share:
Basic	$0.28	$0.29	$0.37	$0.64
Diluted	$0.28	$0.29	$0.37	$0.64

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$10,279	$10,605	$13,782	$23,581
Other comprehensive income (loss):
Foreign currency translation adjustment	(360)	765	(1,191)	807
Unrealized gain (loss) on interest rate swap contracts, net of tax expense (benefit) of ($706)	(1,976)	—	(1,976)	—
Realized (gain) loss on interest rate swap contracts reclassified to interest expense	(142)	—	(142)	—
Total other comprehensive income	(2,478)	765	(3,309)	807
Comprehensive income	$7,801	$11,370	$10,473	$24,388

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash	$37,345	$30,290
Trade accounts receivable, less allowances of $4,890 and $4,189, respectively	129,775	113,907
Other accounts receivable, net	9,050	14,726
Income tax receivable	532	—
Inventories, net	105,796	90,844
Prepaid expenses and other current assets	13,045	6,854
Total Current Assets	295,543	256,621
Property, plant, and equipment, net	135,251	107,933
Right of use asset - operating leases	31,751	27,989
Goodwill	310,042	95,392
Intangible assets, net	164,643	45,129
Deferred income taxes	209	209
Other	14,194	8,358
Total Assets	$951,633	$541,631

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$93,097	$79,050
Accrued employee compensation	15,133	17,104
Income taxes payable	—	4,253
Accrued taxes payable, other than income taxes	2,646	2,582
Accrued interest	421	1,112
Other current liabilities	25,937	28,472
Operating lease liability - short-term	6,223	5,943
Finance lease liability - short-term	609	593
Long-term debt - current portion	19,603	25,998
Total Current Liabilities	163,669	165,107
Long-term debt	380,450	31,989
Operating lease liability - long-term	25,003	22,352
Finance lease liability - long-term	8,306	8,615
Other liabilities	17,543	12,108
Deferred income taxes	62,110	8,660
Total Liabilities	657,081	248,831

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 37,196,369 and 36,848,465; net of treasury shares of 5,356,088 and 5,703,992, respectively)	22,879	22,608
Additional paid-in capital	323,586	322,526
Accumulated other comprehensive loss	(20,124)	(16,815)
Retained deficit	(31,789)	(35,519)
Total Shareholders’ Equity	294,552	292,800
Total Liabilities and Shareholders’ Equity	$951,633	$541,631

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended June 30, 2024
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2024	$22,834	$323,516	$(17,646)	$(37,053)	$291,651
Net income	—	—	—	10,279	10,279
Foreign currency translation adjustment	—	—	(360)	—	(360)
Interest rate swap, net of tax of ($706)	—	—	(2,118)	—	(2,118)
Shares issued under incentive plans, net of shares withheld for tax	45	205	—	—	250
Stock compensation expense	—	(135)	—	—	(135)
Declared dividends - $0.135 per share	—	—	—	(5,015)	(5,015)
Balance at June 30, 2024	$22,879	$323,586	$(20,124)	$(31,789)	$294,552

	Quarter Ended June 30, 2023
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2023	$22,525	$316,709	$(17,751)	$(56,236)	$265,247
Net income	—	—	—	10,605	10,605
Foreign currency translation adjustment	—	—	765	—	765
Shares issued under incentive plans, net of shares withheld for tax	47	356	—	—	403
Stock compensation expense	—	2,488	—	—	2,488
Declared dividends - $0.135 per share	—	—	—	(5,086)	(5,086)
Balance at June 30, 2023	$22,572	$319,553	$(16,986)	$(50,717)	$274,422

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2024
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2024	$22,608	$322,526	$(16,815)	$(35,519)	$292,800
Net income	—	—	—	13,782	13,782
Foreign currency translation adjustment	—	—	(1,191)	—	(1,191)
Interest rate swap, net of tax of ($706)	—	—	(2,118)	—	(2,118)
Shares issued under incentive plans, net of shares withheld for tax	271	513	—	—	784
Stock compensation expense	—	547	—	—	547
Declared dividends - $0.27 per share	—	—	—	(10,052)	(10,052)
Balance at June 30, 2024	$22,879	$323,586	$(20,124)	$(31,789)	$294,552

	Six Months Ended June 30, 2023
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2023	$22,332	$315,865	$(17,793)	$(63,977)	$256,427
Net income	—	—	—	23,581	23,581
Foreign currency translation adjustment	—	—	807	—	807
Shares issued under incentive plans, net of shares withheld for tax	240	(704)	—	—	(464)
Stock compensation expense	—	4,392	—	—	4,392
Declared dividends - $0.27 per share	—	—	—	(10,321)	(10,321)
Balance at June 30, 2023	$22,572	$319,553	$(16,986)	$(50,717)	$274,422

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$13,782	$23,581
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	18,564	11,295
Amortization of deferred financing costs	775	156
Amortization of acquisition-related inventory step-up	4,457	—
Non-cash stock-based compensation expense	547	4,392
(Gain) loss on disposal of fixed assets	61	(56)
Other	164	2,492
Cash flows provided by (used for) working capital
Accounts receivable - trade and other, net	8,212	15,096
Inventories	(1,959)	(4,730)
Prepaid expenses and other current assets	(4,643)	(3,828)
Accounts payable and accrued expenses	(5,343)	240
Net cash provided by (used for) operating activities	34,617	48,638
Cash Flows From Investing Activities
Capital expenditures	(10,124)	(15,216)
Acquisition of business, net of cash acquired	(348,312)	(160)
Proceeds from sale of property, plant and equipment	84	142
Net cash provided by (used for) investing activities	(358,352)	(15,234)
Cash Flows From Financing Activities
Net borrowings (repayments) from revolving credit facility	(7,000)	(15,000)
Proceeds from Term Loan A	400,000	—
Repayments of Term Loan A	(5,000)	—
Repayments of senior unsecured notes	(38,000)	—
Payments on finance lease	(292)	(258)
Cash dividends paid	(10,367)	(10,296)
Proceeds from issuance of common stock	2,758	1,569
Shares withheld for employee taxes on equity awards	(1,974)	(2,033)
Deferred financing fees	(9,172)	—
Net cash provided by (used for) financing activities	330,953	(26,018)
Foreign exchange rate effect on cash	(163)	167
Net increase (decrease) in cash	7,055	7,553
Cash at January 1	30,290	23,139
Cash at June 30	$37,345	$30,692

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2024 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2024.

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

The fair value of the Company’s revolving credit facility, as defined in Note 11, approximates carrying value due to the floating rates and the relative short maturity (less than 90 days) of any revolving borrowings under this agreement. The carrying value of the unhedged portion of the Company’s term loan, as defined in Note 11, approximates fair value given that the underlying interest rate applied to such amounts outstanding is currently based upon floating market rates and the Company has the ability to repay the outstanding principal at par value at any time under the terms of this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At December 31, 2023, the aggregate fair value of the Company's outstanding fixed rate senior unsecured notes was estimated to be $37.8 million.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company has also entered into an interest rate swap contract to reduce its exposure to fluctuations in variable interest rates for future interest payments, as defined in Note 11. The Company uses significant other observable market data or assumptions (Level 2 inputs) in determining the fair value of its interest rate swap that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves. Refer to the derivative instruments section below for further information regarding the fair value measurements for the interest rate swap.

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

Derivative Instruments

On May 2, 2024, the Company entered into an interest rate swap agreement to limit its exposure to changes in interest rates on a portion of its floating rate indebtedness. The interest rate swap agreement is designated as a cash flow hedge that qualifies for hedge accounting. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. The interest rate swap effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Note 11. The reset dates and all other critical terms on the term loans perfectly match with the interest rate swap and accordingly there were no amounts excluded from the measurement of hedge effectiveness.

At June 30, 2024, the remaining notional value of the Company's interest rate swap totaled $197.5 million and the net fair value of the Company's interest rate swap contract was estimated to be $2.8 million, which is included in the Condensed Consolidated Statements of Financial Position (Unaudited) within Other current assets and Other liabilities - long term at $0.8 million and $3.7 million, respectively. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) ('AOCI') in the Condensed Consolidated Statements of Financial Position (Unaudited) and balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. The pre-tax balance of interest rate swap gain (loss) in AOCI for the quarter and six months ended June 30, 2024 was $(2.8) million. As of June 30, 2024, $0.8 million of net interest rate swap gains recorded in AOCI are expected to be reclassified into earnings within the next twelve months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Interest Rate Swap (1)	Defined Benefit Pension Plans	Total
Balance at April 1, 2024	$(16,382)	$—	$(1,264)	$(17,646)
Other comprehensive income (loss) before reclassifications	(360)	(1,976)	—	(2,336)
Reclassification to (earnings) loss	—	(142)	—	(142)
Net current-period other comprehensive income (loss)	(360)	(2,118)	—	(2,478)
Balance at June 30, 2024	$(16,742)	$(2,118)	$(1,264)	$(20,124)

(1) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.7) million for the quarter ended June 30, 2024.

	Foreign Currency	Interest Rate Swap	Defined Benefit Pension Plans	Total
Balance at April 1, 2023	$(16,368)	$—	$(1,383)	$(17,751)
Other comprehensive income (loss) before reclassifications	765	—	—	765
Net current-period other comprehensive income (loss)	765	—	—	765
Balance at June 30, 2023	$(15,603)	$—	$(1,383)	$(16,986)

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	Foreign Currency	Interest Rate Swap (2)	Defined Benefit Pension Plans	Total
Balance at January 1, 2024	$(15,551)	$—	$(1,264)	$(16,815)
Other comprehensive income (loss) before reclassifications	(1,191)	(1,976)	—	(3,167)
Reclassification to (earnings) loss	—	(142)	—	(142)
Net current-period other comprehensive income (loss)	(1,191)	(2,118)	—	(3,309)
Balance at June 30, 2024	$(16,742)	$(2,118)	$(1,264)	$(20,124)

(2) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.7) million for the six months ended June 30, 2024.

	Foreign Currency	Interest Rate Swap	Defined Benefit Pension Plans	Total
Balance at January 1, 2023	$(16,410)	$—	$(1,383)	$(17,793)
Other comprehensive income (loss) before reclassifications	807	—	—	807
Net current-period other comprehensive income (loss)	807	—	—	807
Balance at June 30, 2023	$(15,603)	$—	$(1,383)	$(16,986)

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

The changes in the allowance for credit losses for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
Balance at January 1	$2,989	$2,273
Provision for expected credit loss, net of recoveries	1,147	675
Write-offs and other	(358)	(258)
Balance at June 30	$3,778	$2,690

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended June 30, 2024
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$27,565	$—	$—	$27,565
Vehicle	29,372	—	—	29,372
Food and beverage	16,202	—	—	16,202
Industrial	61,141	—	(37)	61,104
Infrastructure	31,728	—	—	31,728
Auto aftermarket	—	54,265	—	54,265
Total net sales	$166,008	$54,265	$(37)	$220,236

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Quarter Ended June 30, 2023
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$30,284	$—	$—	$30,284
Vehicle	36,205	—	—	36,205
Food and beverage	18,989	—	—	18,989
Industrial	57,817	—	(15)	57,802
Infrastructure	—	—	—	—
Auto aftermarket	—	65,173	—	65,173
Total net sales	$143,295	$65,173	$(15)	$208,453

	For the Six Months Ended June 30, 2024
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$49,866	$—	$—	$49,866
Vehicle	58,782	—	—	58,782
Food and beverage	43,775	—	—	43,775
Industrial	114,755	—	(54)	114,701
Infrastructure	51,055	—	—	51,055
Auto aftermarket	—	109,159	—	109,159
Total net sales	$318,233	$109,159	$(54)	$427,338

	For the Six Months Ended June 30, 2023
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$54,160	$—	$—	$54,160
Vehicle	68,213	—	—	68,213
Food and beverage	60,145	—	—	60,145
Industrial	113,339	—	(23)	113,316
Infrastructure	—	—	—	—
Auto aftermarket	—	128,358	—	128,358
Total net sales	$295,857	$128,358	$(23)	$424,192

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	June 30,	December 31,	Statement of Financial Position
	2024	2023	Classification
Returns, discounts and other allowances	$(1,112)	$(1,200)	Trade accounts receivable
Right of return asset	$570	$432	Inventories, net
Customer deposits	$(1,740)	$(2,017)	Other current liabilities
Accrued rebates	$(3,629)	$(4,441)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Selling, general and administrative expenses for the Company’s manufacturing business and as Cost of sales for the Company’s distribution business. Costs for shipments to customers in Selling, general and administrative expenses were approximately $2.1 million and $2.6 million for the quarters ended June 30, 2024 and 2023, respectively, and $5.1 million and $5.6 million for the six months ended June 30, 2024 and 2023, respectively and in Cost of sales were approximately $2.7 million and $3.1 million for the quarters ended June 30, 2024 and 2023, respectively and $5.6 million and $7.2 million for the six months ended June 30, 2024 and 2023, respectively.

Based on the short-term nature of contracts described above, contract acquisition costs are not significant. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3. Acquisitions

Signature

On February 8, 2024, the Company acquired the stock of Signature Systems, a manufacturer and distributor of composite matting ground protection for industrial applications, stadium turf protection and temporary event flooring, which is included in the Material Handling Segment. The Signature acquisition aligns with the Company's long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. Cash consideration was $348.3 million, net of $4.3 million of cash acquired. Total cash consideration also includes the working capital settlement, which was finalized in June 2024.

The Company funded the acquisition of Signature through an amendment and restatement of Myers’ existing loan agreement, as described in Note 11. Costs related to the acquisition are included within Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited) and totaled $6.7 million, of which $0.7 million and $4.1 million was incurred in the three and six months ended June 30, 2024, respectively. In the three and six months ended June 30, 2024, Signature contributed $31.7 million and $51.1 million of revenue and $9.0 million and $12.0 million of operating income to the Material Handling Segment.

The acquisition of Signature was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually and separately recognized. Goodwill acquired in this transaction will not be tax deductible. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. Measurement period adjustments recorded for the period ended June 30, 2024 are also summarized in the table below. The purchase accounting will be finalized within one year from the acquisition date. The purchase price allocation to the assets acquired and liabilities assumed is preliminary until the final independent valuation consultant report is issued and the Company finalizes its valuation estimates to determine amounts allocated to intangible assets, the tax effects of the acquisition and the allocation of fair value to any other assets defined below. The Company expects to complete this process no longer than twelve months after the closing of the acquisition.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

A summary of the preliminary estimated purchase price allocation is as follows:

	Initial Allocation of Consideration	Measurement Period Adjustments(1)	Updated Preliminary Allocation
Assets acquired:
Accounts receivable	$18,902	$132	$19,034
Inventories	17,612	12	17,624
Prepaid expenses	719	—	719
Other assets - long term	4,761	—	4,761
Property, plant and equipment	28,281	—	28,281
Right of use asset - operating leases	3,946	—	3,946
Intangible assets	127,000	—	127,000
Goodwill	215,105	(106)	214,999
Assets acquired	$416,326	$38	$416,364

Liabilities assumed:
Accounts payable	$4,542	$17	$4,559
Accrued expenses	5,646	(132)	5,514
Operating lease liability - short term	525	—	525
Operating lease liability - long term	2,400	—	2,400
Deferred income taxes	55,054	—	55,054
Total liabilities assumed	68,167	(115)	68,052

Net acquisition cost	$348,159	$153	$348,312

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

The following unaudited pro forma results of operations for the three months ended March 31, 2024 and three and six months ended June 30, 2023, assumes the Signature acquisition was completed on January 1, 2023. The following pro forma results include adjustments to reflect acquisition related costs, additional interest expense, amortization of intangibles associated with the acquisition, amortization of acquisition-related inventory step-up costs and the effects of adjustments made to the carrying value of certain assets.

	Three months ended March 31, 2024	Three months ended June 30, 2023	Six months ended June 30, 2023
Net sales	$221,821	$242,149	$484,822
Net income	8,345	9,247	17,191

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

4. Restructuring

On May 29, 2024, the Company announced a restructuring plan to improve the Company’s organizational structure and operational efficiency within the Distribution Segment, which related primarily to planned facility consolidations and associated activities to simplify its distribution network and improve service by reducing complexity. Total restructuring costs incurred related to these actions during the quarter and six months ended June 30, 2024, were approximately $0.8 million, which includes inventory write-downs, employee severance and other facility costs related to the consolidations, which were recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were not significant at June 30, 2024 and remaining costs to complete the consolidations are expected to be approximately $1.3 million, to be incurred through 2028 related primarily to idled lease facility and maintenance costs.

In conjunction with the Company's previously announced Ameri-Kart plan the Company incurred $2.0 million and $2.3 million of restructuring charges during the quarter and six months ended June 30, 2024, respectively, and $0.2 million and $0.5 million of restructuring charges during the quarter and six months ended June 30, 2023, respectively, which were recorded within both Cost of sales and Selling, general and administrative. On May 7, 2024, the Company entered into a termination agreement to exit the idled lease facility, in conjunction with the Ameri-Kart plan, for which the original lease extended through 2026. A termination payment of $1.8 million, included in the amounts above, was recorded to satisfy all remaining obligations under the original lease and the Ameri-Kart plan is now complete. Accrued and unpaid restructuring expenses were not significant at June 30, 2024 or December 31, 2023.

Charges from other restructuring initiatives to reduce overhead costs during the quarter and six months ended June 30, 2024 totaled $0.2 million, which were recorded within Cost of sales. Severance charges from other restructuring initiatives to reduce overhead costs during the quarter and six months ended June 30, 2023 totaled $0.1 million and $0.4 million, respectively which were recorded within Selling, general and administrative.

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarters ended June 30, 2024 or 2023.

Inventories consisted of the following:

	June 30,	December 31,
	2024	2023
Finished and in-process products	$68,392	$53,382
Raw materials and supplies	37,404	37,462
	$105,796	$90,844

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

6. Other Liabilities

The balance in Other current liabilities is comprised of the following:

	June 30,	December 31,
	2024	2023
Customer deposits and accrued rebates	$5,369	$6,458
Dividends payable	5,584	5,900
Accrued litigation, claims and professional fees	913	2,868
Current portion of environmental reserves	6,505	8,205
Other accrued expenses	7,566	5,041
	$25,937	$28,472

The balance in Other liabilities (long-term) is comprised of the following:

	June 30,	December 31,
	2024	2023
Environmental reserves	$10,198	$9,357
Supplemental executive retirement plan liability	411	548
Pension liability	215	135
Hedge contract liability	3,659	—
Other long-term liabilities	3,060	2,068
	$17,543	$12,108

7. Goodwill and Intangible Assets

The change in goodwill for the six months ended June 30, 2024 was as follows:

	Distribution	Material Handling	Total
January 1, 2024	$14,730	$80,662	$95,392
Acquisition	—	214,999	214,999
Foreign currency translation	—	(349)	(349)
June 30, 2024	$14,730	$295,312	$310,042

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $31.4 million and $9.8 million at June 30, 2024 and December 31, 2023, respectively. Refer to Note 3 for the intangible assets acquired through the Signature acquisition in February 2024.

In the Company’s last annual goodwill assessment as of October 1, 2023, the fair value of the Company’s six reporting units all had adequate cushion above carrying value. During the six months ended June 30, 2024, the Company’s overall market capitalization declined. Additionally, the Company’s rotational molding reporting unit has experienced overall volume lower than projected in the last annual assessment. Considering the latest Company projections, potential cost savings initiatives and adequate cushion above carrying value indicated during the Company’s last annual goodwill assessment date, the Company determined that there were no indicators of impairment as of June 30, 2024. Should market conditions continue to decline and/or future sales not meet current projections, goodwill impairment assessments in future periods could result in reduced cushion or impairment based on fair value.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

8. Net Income per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding basic	37,179,658	36,761,916	37,043,913	36,663,345
Dilutive effect of stock options and restricted stock	132,736	130,261	213,389	210,739
Weighted average common shares outstanding diluted	37,312,394	36,892,177	37,257,302	36,874,084

The dilutive effect of stock options and restricted stock was computed using the treasury stock method. Options to purchase 10,290 and 4,733 shares of common stock that were outstanding for the quarter and six months ended June 30, 2024, respectively were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. Options to purchase 114,540 and 18,820 shares of common stock that were outstanding for the quarter and six months ended June 30, 2023, respectively were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

Stock compensation expense was approximately $(0.1) million and $2.5 million for the quarters ended June 30, 2024 and 2023, respectively, and $0.5 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively. These expenses are included in Selling, general and administrative expenses. Changes in expected performance under performance share award arrangements can cause volatility in stock compensation expense. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at June 30, 2024 was approximately $9.3 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $22.8 million of cumulative charges, made cumulative payments of $12.3 million and received insurance recoveries of $5.1 million through June 30, 2024. For the three and six months ended June 30, 2024 the following activity was recorded in connection with the New Idria Mercury Mine:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Beginning reserve balance	$12,315	$10,724	$13,182	$11,855
Changes in estimated environmental liability	800	1,900	800	3,500
Payments made (3)	(623)	(542)	(1,490)	(3,273)
Ending reserve balance (1)	$12,492	$12,082	$12,492	$12,082

Beginning receivable balance	$7,020	$6,224	$7,245	$6,000
Changes in estimated insurance recovery	700	100	1,000	1,200
Insurance recovery reimbursements	(606)	(162)	(1,131)	(1,038)
Ending receivable balance (2)	$7,114	$6,162	$7,114	$6,162

(1) As of June 30, 2024, Buckhorn has a total ending reserve balance of $12.5 million related to the New Idria Mine, of which $6.4 million is classified in Other current liabilities and $6.1 million in Other liabilities (long-term).

(2) As of June 30, 2024, Buckhorn has a total receivable balance related to the probable insurance recovery of $7.1 million, of which $2.9 million is classified in Other accounts receivable and $4.2 million is classified in Other (long-term).

(3) Payments made for the six months ended June 30, 2023 include a $1.9 million payment related to a settlement agreement with the EPA to resolve the past costs claim, which Buckhorn paid in the first quarter of 2023.

Given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined, Buckhorn has not accrued for remediation costs in connection with this site as it is unable to estimate the range of a reasonably possible liability for remediation costs.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. No costs were incurred related to New Almaden in the quarter and six months ended June 30, 2024 or 2023, respectively. As of June 30, 2024, Buckhorn has a total reserve of $4.4 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.1 million is classified in Other liabilities (long-term).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Other Matters

On February 14, 2023, a lawsuit was filed by Nan Morgan McCartney in the Circuit Court of Escambia County, Florida against the Company, Scepter US Holding Company, Scepter Manufacturing, LLC, Scepter Canada Inc., Walmart Inc., and Wal-Mart Stores East, LP. The complaint seeks compensatory damages and court costs for harm caused to Ms. McCartney allegedly arising from use of a 5-gallon portable fuel container manufactured by a Scepter company and alleges amounts in controversy in excess of $30 thousand exclusive of costs. The case has been removed to the Northern District of Florida, Pensacola Division. The Myers' defendants filed their Answer to the Complaint on April 25, 2023. On May 19, 2023 the Court filed a Final Scheduling Order. Defendants have served written discovery on Plaintiff. Plaintiff was deposed on September 6, 2023. On January 12, 2024 Myers and Walmart signed a joint defense agreement. Plaintiff's ex-husband was deposed on February 21, 2024. Discovery is ongoing and no other proceedings have occurred in this litigation matter as of the date of this filing. The Company cannot assess with any meaningful probability the outcome or the potential damages. Scepter has maintained insurance policies, which it believes will cover a substantial portion of the defense costs incurred in this matter.

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	June 30,	December 31,
	2024	2023
Amended Loan Agreement - Revolving Credit Facility	$13,000	$20,000
Amended Loan Agreement - Term Loan A	395,000	—
5.25% Senior Unsecured Notes due January 15, 2024	—	11,000
5.30% Senior Unsecured Notes due January 15, 2024	—	15,000
5.45% Senior Unsecured Notes due January 15, 2026	—	12,000
	408,000	58,000
Less unamortized deferred financing costs	7,947	13
	400,053	57,987
Less current portion long-term debt	19,603	25,998
Long-term debt	$380,450	$31,989

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

Amendment No. 1 did not change the existing revolving credit facility’s maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million, of which $8.5 million was related to Term Loan A and included in Long-term debt and Long-term debt - current portion and $0.7 million was related to the Revolving Credit Facility and included in Other Assets (long-term). These deferred financing fees are being amortized to Interest expense over their respective terms to maturity. Remaining deferred financing fees on the Revolving Credit Facility were $1.5 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively and remaining unamortized deferred financing costs under the Term Loan A totaled $7.9 million as of June 30, 2024.

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

As of June 30, 2024, the Company had $231.4 million available under the Amended Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.6 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges to all of the Company's assets (except with respect to certain assets that are customarily excluded for the incurrence of such liens).

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

The weighted average interest rate on borrowings under the Company’s long-term debt was 8.60% and 6.75% for the quarters ended June 30, 2024 and 2023, respectively, and 8.73% and 6.59% for the six months ended June 30, 2024 and 2023, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

As of June 30, 2024, the Company was in compliance with all of its debt covenants associated with its Amended Loan Agreement. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At June 30, 2024, the remaining notional value of the Company's interest rate swap totaled $197.5 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described above and in Note 1.

12. Income Taxes

The Company’s effective tax rate was 30.2% and 29.4% for the quarter and six months ended June 30, 2024, respectively compared to 26.1% and 25.5% for the quarter and six months ended June 30, 2023. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to non-deductible expenses and state taxes.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of June 30, 2024, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2020. The Company is subject to state and local examinations for tax years of 2019 through 2022. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2019 through 2022.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to leases include:

		June 30,	December 31,
	Classification	2024	2023
Assets:
Operating lease assets	Right of use asset - operating leases	$31,751	$27,989
Finance lease assets	Property, plant and equipment, net	8,298	8,668
Total lease assets		$40,049	$36,657

Liabilities:
Current	Operating lease liability - short-term	$6,223	$5,943
Long-term	Operating lease liability - long-term	25,003	22,352
Total operating lease liabilities		31,226	28,295
Current	Finance lease liability - short-term	609	593
Long-term	Finance lease liability - long-term	8,306	8,615
Total finance lease liabilities		8,915	9,208
Total lease liabilities		$40,141	$37,503

The components of lease expense include:

		For the Quarter Ended June 30,		For the Six Months Ended June 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease cost (1) (2)	Cost of sales	$3,617	$1,618	$5,349	$3,171
Operating lease cost (1)	Selling, general and administrative expenses	967	782	1,931	1,637
Finance lease cost
Amortization expense	Cost of sales	186	173	371	345
Interest expense on lease liabilities	Interest expense, net	82	81	165	162
Total lease cost		$4,852	$2,654	$7,816	$5,315
(1)
Includes short-term leases and variable lease costs, which are immaterial
(2)
Operating lease costs included in Cost of sales for the three months ended June 30, 2024, includes a $1.8 million termination charge related to exiting an idled lease facility, as described in Note 4

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended June 30,
Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,129	$3,785
Operating cash flows from finance leases	$165	$162
Financing cash flows from finance leases	$292	$258
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4,761	$1,956
Finance leases	$—	$—

Lease Term and Discount Rate	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	5.25	5.67
Finance leases	11.49	11.99
Weighted-average discount rate:
Operating leases	6.1%	4.7%
Finance leases	3.7%	3.7%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Maturity of Lease Liabilities - As of June 30, 2024	Operating Leases	Finance Leases	Total
2024(1)	$3,931	$462	$4,393
2025	7,821	924	8,745
2026	7,266	924	8,190
2027	6,418	945	7,363
2028	4,510	950	5,460
After 2028	6,025	6,708	12,733
Total lease payments	35,971	10,913	46,884
Less: interest	(4,745)	(1,998)	(6,743)
Present value of lease liabilities	$31,226	$8,915	$40,141
(1)
Represents amounts due in 2024 after June 30, 2024

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

Total sales from foreign business units were approximately $12.0 million and $11.2 million for the quarters ended June 30, 2024 and 2023, respectively, and $21.9 million and $23.7 million for the six months ended June 30, 2024 and 2023, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Summarized segment detail for the quarters and six months ended June 30, 2024 and 2023 are presented in the following table:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales
Material Handling	$166,008	$143,295	$318,233	$295,857
Distribution	54,265	65,173	109,159	128,358
Inter-company sales	(37)	(15)	(54)	(23)
Total net sales	$220,236	$208,453	$427,338	$424,192

Operating income
Material Handling (2) (3) (4)	$28,701	$24,828	$50,957	$50,179
Distribution (4) (5)	2,179	3,398	2,784	5,635
Corporate (1) (3) (5)	(7,152)	(12,084)	(19,134)	(20,715)
Total operating income	23,728	16,142	34,607	35,099
Interest expense, net	(9,006)	(1,790)	(15,085)	(3,436)
Income before income taxes	$14,722	$14,352	$19,522	$31,663

(1) The Company recognized $0.1 million and $1.8 million of expense to the estimated environmental reserve, net of probable insurance recoveries for the quarters ended June 30, 2024 and 2023, respectively, and $(0.2) million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively, as described in Note 10. Environmental charges are not included in segment results and are shown with Corporate.

(2) The Company recognized $1.3 million and $4.5 million of non-cash inventory step-up that was amortized to Cost of sales for the quarter and six months ended June 30, 2024, related to the reporting of inventory at fair value in conjunction with the acquisition of Signature, as described in Note 3.

(3) The Company incurred $0.7 million and $4.1 million of acquisition related costs associated with the Signature acquisition, as described in Note 3, for the quarter and six months ended June 30, 2024, of which $0.5 million and $3.8 million are included in Corporate and $0.2 million and $0.3 million are included in Material Handling's results, for the quarter and six months ended June 30, 2024, respectively. Corporate costs also includes $1.3 million of consulting costs to improve the Company's capabilities to screen and execute large acquisitions in the three and six months ended June 30, 2023.

(4) The Company incurred $3.0 million and $3.2 million of restructuring costs associated with the restructuring initiatives described in Note 4, for the quarter and six months ended June 30, 2024, of which $2.2 million and $2.5 million are included in Material Handling and $0.8 million and $0.8 million are included in Distribution's results, for the quarter and six months ended June 30, 2024, respectively.

(5) In the three and six months ended June 30, 2023 the company recognized $0.7 million of executive severance, of which $0.4 million was recognized in the Distribution Segment related to severance and benefits and $0.3 million was recognized in Corporate related to charges for the acceleration of stock compensation.

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

The Company’s results of operations for the quarter and six months ended June 30, 2024 are discussed below. The current economic environment includes heightened risks from inflation, interest rates, banking liquidity, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including the conflict between Russia and Ukraine and Israel and Hamas. Such events have increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended June 30, 2024 to the Quarter Ended June 30, 2023

Net Sales:

(dollars in thousands)	Quarter Ended June 30,
Segment	2024	2023	Change	% Change
Material Handling	$166,008	$143,295	$22,713	15.9%
Distribution	54,265	65,173	(10,908)	(16.7)%
Inter-company sales	(37)	(15)	(22)
Total net sales	$220,236	$208,453	$11,783	5.7%

Net sales for the quarter ended June 30, 2024 were $220.2 million, an increase of $11.8 million or 5.7% compared to the quarter ended June 30, 2023. Net sales increased due to $31.7 million of incremental sales from the acquisition of Signature on February 8, 2024, included in the Material Handling Segment. Signature's annual sales were approximately $110 million at the time of the acquisition. The increase in net sales was partially offset by lower volume of $11.9 million, lower pricing of $7.8 million and the effect of unfavorable currency translation of $0.2 million.

Net sales in the Material Handling Segment increased $22.7 million or 15.9% for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023. Net sales increased due to $31.7 million of incremental sales from the acquisition of Signature on February 8, 2024, partially offset by lower volume of $2.1 million, lower pricing of $6.7 million and the effect of unfavorable currency translation of $0.2 million.

Net sales in the Distribution Segment decreased $10.9 million or 16.7% for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, primarily due to lower volume of $9.8 million and lower pricing of $1.1 million.

Cost of Sales & Gross Profit:

	Quarter Ended June 30,
(dollars in thousands)	2024	2023	Change	% Change
Cost of sales	$144,719	$140,043	$4,676	3.3%
Gross profit	$75,517	$68,410	$7,107	10.4%
Gross profit as a percentage of sales	34.3%	32.8%

Gross profit increased $7.1 million, or 10.4%, for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, due to the benefits of the acquisition of Signature on February 8, 2024, favorable mix and lower material costs, partially offset by lower volume and pricing as described under Net Sales above, the impact from acquisition-related inventory step-up amortization of $1.3 million and increased labor and productivity costs. Gross margin was 34.3% for the quarter ended June 30, 2024 compared with 32.8% for the quarter ended June 30, 2023.

Selling, General and Administrative Expenses:

	Quarter Ended June 30,
(dollars in thousands)	2024	2023	Change	% Change
SG&A expenses	$51,661	$52,351	$(690)	(1.3)%
SG&A expenses as a percentage of sales	23.5%	25.1%

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2024 were $51.7 million, a decrease of $0.7 million or 1.3% compared to the same period in the prior year. The decreases in SG&A expenses in the second quarter 2024 were primarily due to $3.1 million of lower incentive compensation, $1.5 million of lower legal and professional fees, excluding acquisition costs, $1.2 million of lower salaries and benefits, $1.1 million of lower variable selling expenses and $0.7 million of lower commissions, partially offset by $8.5 million of incremental SG&A, including $2.5 million of intangible amortization, from the acquisition of Signature on February 8, 2024 and $0.2 million of higher facility costs. Environmental matters, as described in Note 10 resulted in a net $0.1 million expense for the quarter ended June 30, 2024, which compared to $1.8 million of charges for the quarter ended June 30, 2023.

Net Interest Expense:

	Quarter Ended June 30,
(dollars in thousands)	2024	2023	Change	% Change
Net interest expense	$9,006	$1,790	$7,216	403.1%
Average outstanding borrowings, net	$427,505	$104,365	$323,140	309.6%
Weighted-average borrowing rate	8.60%	6.75%

Net interest expense for the quarter ended June 30, 2024 was $9.0 million, an increase of $7.2 million, or 403.1%, compared with $1.8 million for the quarter ended June 30, 2023. The higher net interest expense was due to higher deferred financing fees and average outstanding borrowings as a result of the acquisition of Signature, which was funded through an amendment and restatement of Myers' existing loan agreement discussed below, and a higher weighted-average borrowing rate in the quarter ended June 30, 2024.

Income Taxes:

	Quarter Ended June 30,
(dollars in thousands)	2024	2023
Income before income taxes	$14,722	$14,352
Income tax expense	$4,443	$3,747
Effective tax rate	30.2%	26.1%

The Company’s effective tax rate was 30.2% for the quarter ended June 30, 2024, compared to 26.1% for the quarter ended June 30, 2023. The increase in the effective tax rate was driven by higher non-deductible expenses in the quarter ended June 30, 2024, including expenses related to the Signature acquisition.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Net Sales:

(dollars in thousands)	Six Months Ended June 30,
Segment	2024	2023	Change	% Change
Material Handling	$318,233	$295,857	$22,376	7.6%
Distribution	109,159	128,358	(19,199)	(15.0)%
Inter-company sales	(54)	(23)	(31)
Total net sales	$427,338	$424,192	$3,146	0.7%

Net sales for the six months ended June 30, 2024 were $427.3 million, an increase of $3.1 million or 0.7% compared to the six months ended June 30, 2023. Net sales increased due to $51.1 million of incremental sales from the acquisition of Signature on February 8, 2024, included in the Material Handling Segment. Signature's annual sales were approximately $110 million at the time of the acquisition. The increase in net sales was partially offset by lower volume/mix of $35.8 million, lower pricing of $12.0 million and the effect of unfavorable currency translation of $0.2 million.

Net sales in the Material Handling Segment increased $22.4 million or 7.6% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Net sales increased due to $51.1 million of incremental sales from the acquisition of Signature on February 8, 2024, partially offset by lower volume/mix of $17.9 million, lower pricing of $10.6 million and the effect of unfavorable currency translation of $0.2 million.

Net sales in the Distribution Segment decreased $19.2 million or 15.0% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to lower volume/mix of $17.8 million and lower pricing of $1.4 million.

Cost of Sales & Gross Profit:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change	% Change
Cost of sales	$287,552	$284,717	$2,835	1.0%
Gross profit	$139,786	$139,475	$311	0.2%
Gross profit as a percentage of sales	32.7%	32.9%

Gross profit increased $0.3 million, or 0.2%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to the benefits of the acquisition of Signature on February 8, 2024 and lower material costs, largely offset by lower volume/mix and pricing as described under Net Sales above, the impact from acquisition-related inventory step-up amortization of $4.5 million and increased labor and productivity costs. Gross margin was 32.7% for the six months ended June 30, 2024 compared with 32.9% for the six months ended June 30, 2023.

Selling, General and Administrative Expenses:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change	% Change
SG&A expenses	$105,118	$104,432	$686	0.7%
SG&A expenses as a percentage of sales	24.6%	24.6%

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2024 were $105.1 million, an increase of $0.7 million or 0.7% compared to the same period in the prior year. Increases in SG&A expenses for the six months ended June 30, 2024 were primarily due to $13.1 million of incremental SG&A, including $4.2 million of intangible amortization, from the acquisition of Signature on February 8, 2024 and $0.6 million of higher facility costs, partially offset by $5.6 million of lower incentive compensation, $3.4 million of lower legal and professional fees, excluding acquisition costs, $2.4 million of lower salaries and benefits, $0.5 million of lower commissions and $0.4 million of lower variable selling expenses. Acquisition and integration costs included in SG&A expenses increased $3.7 million due to the Signature acquisition described in Note 3 and restructuring costs, including executive severance in SG&A expenses decreased $1.0 million. Additionally, the company incurred $1.3 million of consulting costs for the six months ended June 30, 2023, to improve its capabilities to screen and execute large acquisitions. Environmental matters, as described in Note 10 resulted in a net $0.2 million recovery for the six months ended June 30, 2024, which compared to $2.3 million of charges for the six months ended June 30, 2023.

Net Interest Expense:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change	% Change
Net interest expense	$15,085	$3,436	$11,649	339.0%
Average outstanding borrowings, net	$351,430	$102,157	$249,273	244.0%
Weighted-average borrowing rate	8.73%	6.59%

Net interest expense for the six months ended June 30, 2024 was $15.1 million, an increase of $11.6 million, or 339%, compared with $3.4 million for the six months ended June 30, 2023. The higher net interest expense was due to higher deferred financing fees and average outstanding borrowings as a result of the acquisition of Signature, which was funded through an amendment and restatement of Myers' existing loan agreement discussed below, and a higher weighted-average borrowing rate for the six months ended June 30, 2024.

Income Taxes:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Income before income taxes	$19,522	$31,663
Income tax expense	$5,740	$8,082
Effective tax rate	29.4%	25.5%

The Company’s effective tax rate was 29.4% and 25.5% for the six months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate was driven by non-deductible expenses, including expenses related to the Signature acquisition.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Amended Loan Agreement (defined below). At June 30, 2024, the Company had $37.3 million of cash, $231.4 million available under the Amended Loan Agreement and outstanding debt of $409.0 million, including the finance lease liability of $8.9 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and the heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities was $34.6 million for the six months ended June 30, 2024, compared to $48.6 million in the same period in 2023. The decrease was primarily due to lower net income in the current period. Year to date cash used for working capital was $3.7 million for the six months ended June 30, 2024, compared to cash generated from working capital of $6.8 million in the prior year to date period.

Investing Activities

Net cash used for investing activities was $358.4 million for the six months ended June 30, 2024 compared to cash used of $15.2 million for the same period in 2023. In 2024, the Company paid $348.3 million to acquire Signature, net of cash acquired and working capital adjustments, as discussed in Note 3. Capital expenditures were $10.1 million and $15.2 million for the six months ended June 30, 2024 and 2023, respectively. Full year 2024 capital expenditures are expected to be approximately $30 million to $35 million.

Financing Activities

Cash provided by financing activities was $331.0 million for the six months ended June 30, 2024 compared to cash used of $26.0 million for the same period in 2023. In 2024, the Company received proceeds of $400 million under a new term loan facility, as described below and made repayments of $5.0 million of Term Loan A and $38.0 million of senior unsecured notes, including $26.0 million of senior unsecured notes that matured in January 2024 and the prepayment of $12.0 million of senior unsecured notes in conjunction with the amendment and restatement to the Loan Agreement described below. Net borrowings (repayments) of the Company's existing revolving credit facility were $(7.0) million and $(15.0) million for the six months ended June 30, 2024 and 2023, respectively. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $2.8 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. Cash paid for tax withholdings on vesting of stock compensation totaled $2.0 million in both the six months ended June 30, 2024 and 2023. Fees paid for the amendment and restatement to the Loan Agreement in February 2024 totaled $9.2 million. The Company also used cash to pay dividends of $10.4 million and $10.3 million for the six months ended June 30, 2024 and 2023, respectively.

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

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At June 30, 2024, the remaining notional value of the Company's interest rate swap totaled $197.5 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Notes 1 and 11.

As of June 30, 2024, $231.4 million was available under the Amended Loan Agreement, after borrowings and the Company had $5.6 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates.

As of June 30, 2024, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The ratios as calculated under the terms of the Amended Loan Agreement as of and for the period ended June 30, 2024 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	8.03
Net Leverage Ratio	4.00 to 1 (maximum)	2.64

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Based on current debt levels at June 30, 2024, if market interest rates decrease or increase one percent, the Company’s annual variable interest expense would change by approximately $2.1 million.

The Company has entered into an interest rate swap agreement to mitigate the variable interest rate risk under the Amended Loan Agreement, which effectively results in a fixed rate debt on a portion of its outstanding borrowings. Based on current debt levels at June 30, 2024, if market interest rates decrease or increase one percent, the Company's annual fixed rate interest expense on the fair value of the interest rate swap would change by approximately $7.1 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada and the United Kingdom with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada and the United Kingdom to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and the United Kingdom that are denominated in U.S. dollars. The net exposure is generally less than $1 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At June 30, 2024, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at June 30, 2024. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

On February 8, 2024, the Company acquired the stock of Signature Systems. As permitted by SEC rules and regulations, the scope of management’s evaluation of internal control over financial reporting as of June 30, 2024 did not include an evaluation of the internal control over financial reporting of Signature. However, we are extending our oversight and monitoring processes that support our review of internal control over financial reporting to include Signature’s operations.

Excluding the Signature acquisition, during the six months ended June 30, 2024, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plan during the quarter ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
4/1/2024 to 4/30/2024	—	$—	5,547,665	2,452,335
5/1/2024 to 5/31/2024	—	—	5,547,665	2,452,335
6/1/2024 to 6/30/2024	—	—	5,547,665	2,452,335

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

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
10.1*	Myers Industries, Inc. 2024 Long-Term Incentive Plan. Reference is made to Exhibit 10.2 to Form 8-K filed with the SEC on April 25, 2024.
10.2*	Form of 2024 Performance Stock Unit Award Agreement for Executive Officers under the Myers Industries, Inc. 2024 Long-Term Incentive Plan.* (filed herewith)
31.1	Certification of Michael P. McGaugh, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Grant E. Fitz, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Michael P. McGaugh, President and Chief Executive Officer, and Grant E. Fitz, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Indicates executive compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

August 1, 2024	/s/ Grant E. Fitz
Grant E. Fitz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)