Form 10-Q
period 2024-09-30
MYERS INDUSTRIES INC
filed 2024-11-04
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the issuer’s common stock, without par value, as of November 1, 2024 was 37,259,812 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$205,067	$197,798	$632,405	$621,990
Cost of sales	139,937	135,419	427,489	420,136
Gross profit	65,130	62,379	204,916	201,854
Selling, general and administrative expenses	47,686	43,698	152,804	148,130
(Gain) loss on disposal of fixed assets	192	(22)	253	(78)
Impairment charges	22,016	—	22,016	—
Operating income (loss)	(4,764)	18,703	29,843	53,802
Interest expense, net	8,091	1,539	23,176	4,975
Income (loss) before income taxes	(12,855)	17,164	6,667	48,827
Income tax expense (benefit)	(1,977)	4,417	3,763	12,499
Net income (loss)	$(10,878)	$12,747	$2,904	$36,328
Net income (loss) per common share:
Basic	$(0.29)	$0.35	$0.08	$0.99
Diluted	$(0.29)	$0.34	$0.08	$0.98

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(10,878)	$12,747	$2,904	$36,328
Other comprehensive income (loss):
Foreign currency translation adjustment	558	(948)	(633)	(141)
Unrealized gain (loss) on interest rate swap contracts, net of tax expense (benefit) of ($1,453) and ($2,159), respectively	(3,623)	—	(5,599)	—
Realized (gain) loss on interest rate swap contracts reclassified to interest expense	(403)	—	(545)	—
Total other comprehensive income (loss)	(3,468)	(948)	(6,777)	(141)
Comprehensive income (loss)	$(14,346)	$11,799	$(3,873)	$36,187

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2024	2023
Assets
Current Assets
Cash	$29,710	$30,290
Trade accounts receivable, less allowances of $5,296 and $4,189, respectively	122,723	113,907
Other accounts receivable, net	8,495	14,726
Inventories, net	105,103	90,844
Prepaid expenses and other current assets	9,215	6,854
Total Current Assets	275,246	256,621
Property, plant, and equipment, net	134,641	107,933
Right of use asset - operating leases	30,550	27,989
Goodwill	280,855	95,392
Intangible assets, net	170,112	45,129
Deferred income taxes	210	209
Other	13,385	8,358
Total Assets	$904,999	$541,631

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$79,279	$79,050
Accrued employee compensation	14,542	17,104
Income taxes payable	2,576	4,253
Accrued taxes payable, other than income taxes	3,409	2,582
Accrued interest	329	1,112
Other current liabilities	26,536	28,472
Operating lease liability - short-term	6,422	5,943
Finance lease liability - short-term	615	593
Long-term debt - current portion	19,624	25,998
Total Current Liabilities	153,332	165,107
Long-term debt	367,854	31,989
Operating lease liability - long-term	23,738	22,352
Finance lease liability - long-term	8,151	8,615
Other liabilities	19,079	12,108
Deferred income taxes	57,206	8,660
Total Liabilities	629,360	248,831

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 37,233,023 and 36,848,465; net of treasury shares of 5,319,434 and 5,703,992, respectively)	22,903	22,608
Additional paid-in capital	323,994	322,526
Accumulated other comprehensive loss	(23,592)	(16,815)
Retained deficit	(47,666)	(35,519)
Total Shareholders’ Equity	275,639	292,800
Total Liabilities and Shareholders’ Equity	$904,999	$541,631

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended September 30, 2024
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at July 1, 2024	$22,879	$323,586	$(20,124)	$(31,789)	$294,552
Net income (loss)	—	—	—	(10,878)	(10,878)
Foreign currency translation adjustment	—	—	558	—	558
Interest rate swap, net of tax of ($1,453)	—	—	(4,026)	—	(4,026)
Shares issued under incentive plans, net of shares withheld for tax	24	218	—	—	242
Stock compensation expense	—	190	—	—	190
Declared dividends - $0.135 per share	—	—	—	(4,999)	(4,999)
Balance at September 30, 2024	$22,903	$323,994	$(23,592)	$(47,666)	$275,639

	Quarter Ended September 30, 2023
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at July 1, 2023	$22,572	$319,553	$(16,986)	$(50,717)	$274,422
Net income (loss)	—	—	—	12,747	12,747
Foreign currency translation adjustment	—	—	(948)	—	(948)
Shares issued under incentive plans, net of shares withheld for tax	18	339	—	—	357
Stock compensation expense	—	686	—	—	686
Declared dividends - $0.135 per share	—	—	—	(5,043)	(5,043)
Balance at September 30, 2023	$22,590	$320,578	$(17,934)	$(43,013)	$282,221

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2024
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2024	$22,608	$322,526	$(16,815)	$(35,519)	$292,800
Net income (loss)	—	—	—	2,904	2,904
Foreign currency translation adjustment	—	—	(633)	—	(633)
Interest rate swap, net of tax of ($2,159)	—	—	(6,144)	—	(6,144)
Shares issued under incentive plans, net of shares withheld for tax	295	731	—	—	1,026
Stock compensation expense	—	737	—	—	737
Declared dividends - $0.405 per share	—	—	—	(15,051)	(15,051)
Balance at September 30, 2024	$22,903	$323,994	$(23,592)	$(47,666)	$275,639

	Nine Months Ended September 30, 2023
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2023	$22,332	$315,865	$(17,793)	$(63,977)	$256,427
Net income (loss)	—	—	—	36,328	36,328
Foreign currency translation adjustment	—	—	(141)	—	(141)
Shares issued under incentive plans, net of shares withheld for tax	258	(365)	—	—	(107)
Stock compensation expense	—	5,078	—	—	5,078
Declared dividends - $0.405 per share	—	—	—	(15,364)	(15,364)
Balance at September 30, 2023	$22,590	$320,578	$(17,934)	$(43,013)	$282,221

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$2,904	$36,328
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	28,760	16,904
Amortization of deferred financing costs	1,318	234
Amortization of acquisition-related inventory step-up	4,457	—
Non-cash stock-based compensation expense	737	5,078
(Gain) loss on disposal of fixed assets	253	(78)
Impairment charges	22,016	—
Other	550	2,473
Cash flows provided by (used for) working capital
Accounts receivable - trade and other, net	15,646	13,764
Inventories	(1,385)	(2,905)
Prepaid expenses and other current assets	(1,668)	(2,053)
Accounts payable and accrued expenses	(21,644)	1,027
Net cash provided by (used for) operating activities	51,944	70,772
Cash Flows From Investing Activities
Capital expenditures	(17,302)	(19,292)
Acquisition of business, net of cash acquired	(348,312)	(160)
Proceeds from sale of property, plant and equipment	112	142
Net cash provided by (used for) investing activities	(365,502)	(19,310)
Cash Flows From Financing Activities
Net borrowings (repayments) from revolving credit facility	(15,000)	(34,000)
Proceeds from Term Loan A	400,000	—
Repayments of Term Loan A	(10,000)	—
Repayments of senior unsecured notes	(38,000)	—
Payments on finance lease	(442)	(403)
Cash dividends paid	(15,392)	(15,266)
Proceeds from issuance of common stock	3,053	1,948
Shares withheld for employee taxes on equity awards	(2,027)	(2,055)
Deferred financing fees	(9,172)	—
Net cash provided by (used for) financing activities	313,020	(49,776)
Foreign exchange rate effect on cash	(42)	(57)
Net increase (decrease) in cash	(580)	1,629
Cash at January 1	30,290	23,139
Cash at September 30	$29,710	$24,768

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2024.

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

The Company performs its goodwill impairment test annually as of October 1 and in the interim only when impairment indicators are present. As described in Note 7, during the quarter ended September 30, 2024 the Company identified indicators of impairment at its rotational molding reporting unit triggering an interim quantitative assessment of goodwill at the rotational molding reporting unit. A quantitative assessment requires the Company to estimate the fair value of the reporting unit (Level 3 measurement), which the Company does using a combination of a discounted cash flow analysis and market-based approach. Estimating fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, long term growth rates and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. The market-based approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies and recent comparable transactions. The fair value of the reporting unit is then compared to the carrying value, and any excess carrying value of the reporting unit above the fair value would indicate impairment.

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

At September 30, 2024, the remaining notional value of the Company's interest rate swap totaled $195.0 million and the net fair value of the Company's interest rate swap contract was estimated to be an unrealized loss of $8.3 million, which is included in the Condensed Consolidated Statements of Financial Position (Unaudited) within Other current liabilities and Other liabilities - long term at $1.3 million and $7.0 million, respectively. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) ('AOCI') in the Condensed Consolidated Statements of Financial Position (Unaudited) and balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. The pre-tax balance of interest rate swap gain (loss) in AOCI for the quarter and nine months ended September 30, 2024 was $(5.5) million and $(8.3) million, respectively. As of September 30, 2024, $1.3 million of net interest rate swap losses recorded in AOCI are expected to be reclassified into earnings within the next twelve months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Interest Rate Swap (1)	Defined Benefit Pension Plans	Total
Balance at July 1, 2024	$(16,742)	$(2,118)	$(1,264)	$(20,124)
Other comprehensive income (loss) before reclassifications	558	(3,623)	—	(3,065)
Reclassification to (earnings) loss	—	(403)	—	(403)
Net current-period other comprehensive income (loss)	558	(4,026)	—	(3,468)
Balance at September 30, 2024	$(16,184)	$(6,144)	$(1,264)	$(23,592)

(1) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(1.5) million for the quarter ended September 30, 2024.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	Foreign Currency	Interest Rate Swap	Defined Benefit Pension Plans	Total
Balance at July 1, 2023	$(15,603)	$—	$(1,383)	$(16,986)
Other comprehensive income (loss) before reclassifications	(948)	—	—	(948)
Net current-period other comprehensive income (loss)	(948)	—	—	(948)
Balance at September 30, 2023	$(16,551)	$—	$(1,383)	$(17,934)

	Foreign Currency	Interest Rate Swap (2)	Defined Benefit Pension Plans	Total
Balance at January 1, 2024	$(15,551)	$—	$(1,264)	$(16,815)
Other comprehensive income (loss) before reclassifications	(633)	(5,599)	—	(6,232)
Reclassification to (earnings) loss	—	(545)	—	(545)
Net current-period other comprehensive income (loss)	(633)	(6,144)	—	(6,777)
Balance at September 30, 2024	$(16,184)	$(6,144)	$(1,264)	$(23,592)

(2) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(2.2) million for the nine months ended September 30, 2024.

	Foreign Currency	Interest Rate Swap	Defined Benefit Pension Plans	Total
Balance at January 1, 2023	$(16,410)	$—	$(1,383)	$(17,793)
Other comprehensive income (loss) before reclassifications	(141)	—	—	(141)
Net current-period other comprehensive income (loss)	(141)	—	—	(141)
Balance at September 30, 2023	$(16,551)	$—	$(1,383)	$(17,934)

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

The changes in the allowance for credit losses included within Trade accounts receivable for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
Balance at January 1	$2,989	$2,273
Provision for expected credit loss, net of recoveries	1,839	1,224
Write-offs and other	(586)	(739)
Balance at September 30	$4,242	$2,758

Allowance for credit losses pertaining to the purchased credit deteriorated assets acquired in conjunction with the acquisition of Signature, as described in Note 3, are not included in the table above. These amounts total $3.2 million as of September 30, 2024 and are included net within Other accounts receivable and Other assets – long term.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended September 30, 2024
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$24,388	$—	$—	$24,388
Vehicle	24,839	—	—	24,839
Food and beverage	15,949	—	—	15,949
Industrial	64,806	—	(35)	64,771
Infrastructure	20,736	—	—	20,736
Auto aftermarket	—	54,384	—	54,384
Total net sales	$150,718	$54,384	$(35)	$205,067

	For the Quarter Ended September 30, 2023
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$21,740	$—	$—	$21,740
Vehicle	29,770	—	—	29,770
Food and beverage	26,770	—	—	26,770
Industrial	54,204	—	(21)	54,183
Infrastructure	—	—	—	—
Auto aftermarket	—	65,335	—	65,335
Total net sales	$132,484	$65,335	$(21)	$197,798

	For the Nine Months Ended September 30, 2024
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$74,254	$—	$—	$74,254
Vehicle	83,621	—	—	83,621
Food and beverage	59,724	—	—	59,724
Industrial	179,561	—	(89)	179,472
Infrastructure	71,791	—	—	71,791
Auto aftermarket	—	163,543	—	163,543
Total net sales	$468,951	$163,543	$(89)	$632,405

	For the Nine Months Ended September 30, 2023
	Material Handling	Distribution	Inter-company	Consolidated
Consumer	$75,900	$—	$—	$75,900
Vehicle	97,983	—	—	97,983
Food and beverage	86,915	—	—	86,915
Industrial	167,543	—	(44)	167,499
Infrastructure	—	—	—	—
Auto aftermarket	—	193,693	—	193,693
Total net sales	$428,341	$193,693	$(44)	$621,990

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	September 30,	December 31,	Statement of Financial Position
	2024	2023	Classification
Returns, discounts and other allowances	$(1,054)	$(1,200)	Trade accounts receivable
Right of return asset	$577	$432	Inventories, net
Customer deposits	$(1,440)	$(2,017)	Other current liabilities
Accrued rebates	$(4,020)	$(4,441)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Selling, general and administrative expenses for the Company’s manufacturing business and as Cost of sales for the Company’s distribution business. Costs for shipments to customers in Selling, general and administrative expenses were approximately $4.3 million and $3.0 million for the quarters ended September 30, 2024 and 2023, respectively, and $9.4 million and $8.6 million for the nine months ended September 30, 2024 and 2023, respectively and in Cost of sales were approximately $2.8 million and $2.7 million for the quarters ended September 30, 2024 and 2023, respectively and $8.4 million and $9.9 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company funded the acquisition of Signature through an amendment and restatement of Myers’ existing loan agreement, as described in Note 11. Costs related to the acquisition are included within Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited) and totaled $7.0 million, of which $0.3 million and $4.4 million were incurred in the three and nine months ended September 30, 2024, respectively. In the three and nine months ended September 30, 2024, Signature contributed $20.7 million and $71.8 million of revenue, respectively, and $2.6 million and $14.5 million of operating income, respectively, to the Material Handling Segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The acquisition of Signature was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually and separately recognized. Goodwill acquired in this transaction will not be tax deductible. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. Measurement period adjustments recorded for the period ended September 30, 2024 are also summarized in the table below. The purchase accounting will be finalized within one year from the acquisition date. The purchase price allocation to the assets acquired and liabilities assumed is preliminary until the final independent valuation consultant report is issued and the Company finalizes its valuation estimates to determine amounts allocated to intangible assets, the tax effects of the acquisition and the allocation of fair value to any other assets defined below. The Company expects to complete this process no longer than twelve months after the closing of the acquisition.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

A summary of the preliminary estimated purchase price allocation is as follows:

	Initial Allocation of Consideration	Measurement Period Adjustments(1)	Updated Preliminary Allocation
Assets acquired:
Accounts receivable	$18,902	$(48)	$18,854
Inventories	17,612	(239)	17,373
Prepaid expenses	719	(25)	694
Other assets - long term	4,761	437	5,198
Property, plant and equipment	28,281	—	28,281
Right of use asset - operating leases	3,946	—	3,946
Intangible assets	127,000	9,700	136,700
Goodwill	215,105	(7,176)	207,929
Assets acquired	$416,326	$2,649	$418,975

Liabilities assumed:
Accounts payable	$4,542	$362	$4,904
Accrued expenses	5,646	(124)	5,522
Operating lease liability - short term	525	—	525
Operating lease liability - long term	2,400	—	2,400
Deferred income taxes	55,054	2,258	57,312
Total liabilities assumed	68,167	2,496	70,663

Net acquisition cost	$348,159	$153	$348,312

(1) The Company's preliminary purchase price allocation changed due to additional information and further analysis.

Included in Accounts receivable and Other assets - long term of the table above are long term notes receivable with face value of $11.4 million and preliminary estimated fair value of $7.0 million based on a risk-adjusted income approach, of which $1.9 million was classified as current. The long term notes receivable acquired were considered purchased credit deteriorated assets. At the acquisition date, the Company established a $3.2 million allowance for credit loss, which has been added to the fair value of the loan to determine its amortized cost basis. The $1.2 million difference between the amortized cost basis and unpaid principal represents a noncredit discount that will be amortized into interest income over the remaining live of the long term notes receivable through their maturities in August 2026. Subsequent to the acquisition date, there was no change to the allowance for credit loss on the purchased credit deteriorated assets which have been evaluated through the period ended September 30, 2024.

Intangible assets consist of Signature’s technology, customer relationships and the Signature Systems indefinite-lived trade name, and are summarized in the table below:

	Fair Value	Weighted Average Estimated Useful Life
Customer relationships	$83,800	10.0 years
Technology	31,300	12.0 years
Total amortizable intangible assets	$115,100
Intangible assets not subject to amortization:
Trademarks and trade names	$21,600	Indefinite

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The following unaudited pro forma results of operations for the three months ended March 31, 2024 and three and nine months ended September 30, 2023, assumes the Signature acquisition was completed on January 1, 2023. The following pro forma results include adjustments to reflect acquisition related costs, additional interest expense, amortization of intangibles associated with the acquisition, amortization of acquisition-related inventory step-up costs and the effects of adjustments made to the carrying value of certain assets.

	Three months ended March 31, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2023
Net sales	$221,821	$228,722	$713,545
Net income	8,345	12,540	29,731

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

4. Restructuring

On August 1, 2024, the Company announced the consolidation of its Atlantic, Iowa rotational molding facility into other rotational molding facilities to reduce the Company's overall footprint and cost structure within the Material Handling segment. Total restructuring costs incurred related to the facility consolidation were approximately $1.2 million during the quarter and nine months ended September 30, 2024, which includes inventory and other asset write downs, facility costs and employee severance related to the consolidation, that were recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were not significant at September 30, 2024. Production is expected to phase out through early 2025, and remaining costs to complete the consolidation are expected to be approximately $1.0 million, to be incurred through 2025 related primarily to machine moves, idled facility costs and remaining employee severance.

On May 29, 2024, the Company announced a restructuring plan to improve the Company’s organizational structure and operational efficiency within the Distribution Segment, which related primarily to planned facility consolidations and associated activities to simplify its distribution network and improve service by reducing complexity. Total restructuring costs incurred related to these actions during the quarter and nine months ended September 30, 2024, were approximately $0.2 million and $1.0 million, respectively, which includes inventory write-downs, employee severance and other facility costs related to the consolidations, which were recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were not significant at September 30, 2024 and remaining costs to complete the consolidations are expected to be approximately $1.1 million, to be incurred through 2028 related primarily to idled lease facility and maintenance costs.

In conjunction with the Company's previously announced Ameri-Kart plan the Company incurred $2.3 million of restructuring charges during the nine months ended September 30, 2024, and $0.2 million and $0.7 million of restructuring charges during the quarter and nine months ended September 30, 2023, respectively, which were recorded within both Cost of sales and Selling, general and administrative. On May 7, 2024, the Company entered into a termination agreement to exit the idled lease facility, in conjunction with the Ameri-Kart plan, for which the original lease extended through 2026 and a termination payment of $1.8 million was recorded to satisfy all remaining obligations under the original lease. The Ameri-Kart plan is now complete and there were no remaining accrued and unpaid restructuring expenses at September 30, 2024 or December 31, 2023.

Charges from other restructuring initiatives to reduce overhead costs during the quarter and nine months ended September 30, 2024 totaled $0.6 million and $0.8 million, which were recorded within both Cost of sales and Selling, general and administrative. Severance charges from other restructuring initiatives to reduce overhead costs during the quarter and nine months ended September 30, 2023 totaled $1.1 million and $1.5 million, respectively, which were recorded within Selling, general and administrative.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarters ended September 30, 2024 or 2023.

Inventories consisted of the following:

	September 30,	December 31,
	2024	2023
Finished and in-process products	$68,079	$53,382
Raw materials and supplies	37,024	37,462
	$105,103	$90,844

6. Other Liabilities

The balance in Other current liabilities is comprised of the following:

	September 30,	December 31,
	2024	2023
Customer deposits and accrued rebates	$5,460	$6,458
Dividends payable	5,557	5,900
Accrued litigation, claims and professional fees	170	2,868
Current portion of environmental reserves	7,405	8,205
Hedge contract liability	1,299	—
Other accrued expenses	6,645	5,041
	$26,536	$28,472

The balance in Other liabilities (long-term) is comprised of the following:

	September 30,	December 31,
	2024	2023
Environmental reserves	$8,758	$9,357
Supplemental executive retirement plan liability	341	548
Pension liability	255	135
Hedge contract liability	7,003	—
Other long-term liabilities	2,722	2,068
	$19,079	$12,108

7. Goodwill and Intangible Assets

The change in goodwill for the nine months ended September 30, 2024 was as follows:

	Distribution	Material Handling	Total
January 1, 2024	$14,730	$80,662	$95,392
Acquisition	—	207,929	207,929
Impairment charges	—	(22,016)	(22,016)
Foreign currency translation	—	(450)	(450)
September 30, 2024	$14,730	$266,125	$280,855

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $31.4 million and $9.8 million at September 30, 2024 and December 31, 2023, respectively. Refer to Note 3 for the intangible assets acquired through the Signature acquisition in February 2024.

During the quarter ended September 30, 2024, the Company’s rotational molding reporting unit continued to experience further declining market conditions including overall lower volume and uncertainty regarding the reporting unit's longer range outlook, primarily due to the current macroeconomic environment reducing expected demand for our products. Due to these potential indicators of impairment identified during the quarter ended September 30, 2024, the Company conducted an interim quantitative impairment test of the goodwill at its rotational molding reporting unit and compared the reporting unit's fair value to its carrying value as required by ASC 350. The Company did not identify indicators of impairment at any of the other reporting units.

Fair value was determined using the income and market approaches. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, EBITDA, and multiples that are applied to management’s forecasted revenues and EBITDA estimates.

The techniques used in the Company's impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect known market conditions at the interim impairment date. The variables and assumptions used, all of which are Level 3 fair value inputs, include the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The estimate of the fair value, and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

The Company's quantitative analysis identified that the estimated fair value of the rotational molding reporting unit was below the carrying value. Accordingly, during the quarter and nine months ended September 30, 2024, the Company recorded a $22.0 million non-cash impairment charge, for the full carrying value of the goodwill associated with the rotational molding reporting unit. The goodwill impairment charge was recorded within Impairment charges in the Condensed Consolidated Statements of Operations (Unaudited).

The circumstances leading to the interim goodwill assessment as described above also triggered an evaluation for long-lived assets, for which the Company has first performed an ASC 360-10-35 recoverability test of other long-lived assets, including intangible assets for the rotational molding asset group. With respect to the asset group, future cash flows were estimated over the expected remaining life of the assets, and the Company determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the asset group, and no impairment was indicated during the quarter ended September 30, 2024.

8. Net Income (loss) per Common Share

Net income (loss) per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding basic	37,220,456	36,811,296	37,102,761	36,712,662
Dilutive effect of stock options and restricted stock	—	168,584	147,751	259,722
Weighted average common shares outstanding diluted	37,220,456	36,979,880	37,250,512	36,972,384

The dilutive effect of stock options and restricted stock was computed using the treasury stock method. Because the Company incurred a net loss for the quarter ended September 30, 2024, basic and diluted shares are the same. If the Company was in a net income position during the quarter ended September 30, 2024, diluted shares would include an additional 2,280 shares of common stock.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Options to purchase 13,664 and 10,290 shares of common stock that were outstanding for the quarter and nine months ended September 30, 2024, respectively were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. Options to purchase 104,409 shares of common stock that were outstanding for the quarter and nine months ended September 30, 2023 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

Stock compensation expense was approximately $0.2 million and $0.7 million for the quarters ended September 30, 2024 and 2023, respectively, and $0.7 million and $5.1 million for the nine months ended September 30, 2024 and 2023, respectively. These expenses are included in Selling, general and administrative expenses. Changes in expected performance under performance share award arrangements can cause volatility in stock compensation expense. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at September 30, 2024 was approximately $4.5 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $23.0 million of cumulative charges, made cumulative payments of $13.2 million and received insurance recoveries of $5.8 million through September 30, 2024. For the three and nine months ended September 30, 2024 the following activity was recorded in connection with the New Idria Mercury Mine:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning reserve balance	$12,492	$12,082	$13,182	$11,855
Changes in estimated environmental liability	200	300	1,000	3,800
Payments made (3)	(908)	(1,182)	(2,398)	(4,455)
Ending reserve balance (1)	$11,784	$11,200	$11,784	$11,200

Beginning receivable balance	$7,114	$6,162	$7,245	$6,000
Changes in estimated insurance recovery	700	400	1,700	1,600
Insurance recovery reimbursements	(621)	(394)	(1,752)	(1,432)
Ending receivable balance (2)	$7,193	$6,168	$7,193	$6,168

(1) As of September 30, 2024, Buckhorn has a total ending reserve balance of $11.8 million related to the New Idria Mine, of which $7.1 million is classified in Other current liabilities and $4.7 million in Other liabilities (long-term).

(2) As of September 30, 2024, Buckhorn has a total receivable balance related to the probable insurance recovery of $7.2 million, of which $3.0 million is classified in Other accounts receivable and $4.2 million is classified in Other (long-term).

(3) Payments made for the nine months ended September 30, 2023 include a $1.9 million payment related to a settlement agreement with the EPA to resolve the past costs claim, which Buckhorn paid in the first quarter of 2023.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. No costs were incurred related to New Almaden in the quarter and nine months ended September 30, 2024 or 2023, respectively. As of September 30, 2024, Buckhorn has a total reserve of $4.4 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.1 million is classified in Other liabilities (long-term).

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

Other Matters

On February 14, 2023, a lawsuit was filed by Nan Morgan McCartney in the Circuit Court of Escambia County, Florida against the Company, Scepter US Holding Company, Scepter Manufacturing, LLC, Scepter Canada Inc., Walmart Inc., and Wal-Mart Stores East, LP. The complaint seeks compensatory damages and court costs for harm caused to Ms. McCartney allegedly arising from use of a 5-gallon portable fuel container manufactured by a Scepter company and alleges amounts in controversy in excess of $30 thousand exclusive of costs. The case has been removed to the Northern District of Florida, Pensacola Division. The Myers' defendants filed their Answer to the Complaint on April 25, 2023. On May 19, 2023 the Court filed a Final Scheduling Order. Defendants have served written discovery on Plaintiff. Plaintiff was deposed on September 6, 2023. On January 12, 2024 Myers and Walmart signed a joint defense agreement. Depositions of fact witnesses, and corporate representatives are almost complete. Mediation is scheduled for April 18, 2025. The Company cannot assess with any meaningful probability the outcome or the potential damages. Scepter has maintained insurance policies, which it believes will cover a substantial portion of the defense costs incurred in this matter.

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	September 30,	December 31,
	2024	2023
Amended Loan Agreement - Revolving Credit Facility	$5,000	$20,000
Amended Loan Agreement - Term Loan A	390,000	—
5.25% Senior Unsecured Notes due January 15, 2024	—	11,000
5.30% Senior Unsecured Notes due January 15, 2024	—	15,000
5.45% Senior Unsecured Notes due January 15, 2026	—	12,000
	395,000	58,000
Less unamortized deferred financing costs	7,522	13
	387,478	57,987
Less current portion long-term debt	19,624	25,998
Long-term debt	$367,854	$31,989

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

Amendment No. 1 did not change the existing revolving credit facility’s maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million, of which $8.5 million was related to Term Loan A and included in Long-term debt and Long-term debt - current portion and $0.7 million was related to the Revolving Credit Facility and included in Other Assets (long-term). These deferred financing fees are being amortized to Interest expense over their respective terms to maturity. Remaining deferred financing fees on the Revolving Credit Facility were $1.4 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively and remaining unamortized deferred financing costs under the Term Loan A totaled $7.5 million as of September 30, 2024.

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

As of September 30, 2024, the Company had $239.4 million available under the Amended Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.6 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges to all of the Company's assets (except with respect to certain assets that are customarily excluded for the incurrence of such liens).

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

The weighted average interest rate on borrowings under the Company’s long-term debt was 8.40% and 7.09% for the quarters ended September 30, 2024 and 2023, respectively, and 8.60% and 6.74% for the nine months ended September 30, 2024 and 2023, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

As of September 30, 2024, the Company was in compliance with all of its debt covenants associated with its Amended Loan Agreement. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At September 30, 2024, the remaining notional value of the Company's interest rate swap totaled $195.0 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described above and in Note 1.

12. Income Taxes

The Company’s effective tax rate was 15.4% and 56.4% for the quarter and nine months ended September 30, 2024, respectively compared to 25.7% and 25.6% for the quarter and nine months ended September 30, 2023. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to non-deductible goodwill impairment charges, state taxes and non-deductible transaction costs related to the Signature acquisition.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of September 30, 2024, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2020. The Company is subject to state and local examinations for tax years of 2019 through 2022. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2020 through 2023.

13. Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for manufacturing facilities, distribution centers, warehouses, office space and equipment, with remaining lease terms of one to eleven years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the statement of financial position; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Operating leases with an initial term greater than 12 months are included in Right of use asset – operating leases (“ROU assets”), Operating lease liability – short term, and Operating lease liability – long term and finance leases are included in Property, plant and equipment, Finance lease liability – short term, and Finance lease liability – long term in the Condensed Consolidated Statements of Financial Position (Unaudited).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to leases include:

		September 30,	December 31,
	Classification	2024	2023
Assets:
Operating lease assets	Right of use asset - operating leases	$30,550	$27,989
Finance lease assets	Property, plant and equipment, net	8,112	8,668
Total lease assets		$38,662	$36,657

Liabilities:
Current	Operating lease liability - short-term	$6,422	$5,943
Long-term	Operating lease liability - long-term	23,738	22,352
Total operating lease liabilities		30,160	28,295
Current	Finance lease liability - short-term	615	593
Long-term	Finance lease liability - long-term	8,151	8,615
Total finance lease liabilities		8,766	9,208
Total lease liabilities		$38,926	$37,503

The components of lease expense include:

		For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease cost (1) (2)	Cost of sales	$1,713	$1,493	$7,062	$4,664
Operating lease cost (1)	Selling, general and administrative expenses	1,001	856	2,932	2,493
Finance lease cost
Amortization expense	Cost of sales	185	190	556	535
Interest expense on lease liabilities	Interest expense, net	82	89	247	251
Total lease cost		$2,981	$2,628	$10,797	$7,943
(1)
Includes short-term leases and variable lease costs, which are immaterial
(2)
Operating lease costs included in Cost of sales for the nine months ended September 30, 2024, includes a $1.8 million termination charge related to exiting an idled lease facility, as described in Note 4

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended September 30,
Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,117	$5,649
Operating cash flows from finance leases	$247	$251
Financing cash flows from finance leases	$442	$403
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$5,218	$3,756
Finance leases	$—	$313

Lease Term and Discount Rate	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	5.02	5.67
Finance leases	11.25	11.99
Weighted-average discount rate:
Operating leases	6.1%	4.7%
Finance leases	3.7%	3.7%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Maturity of Lease Liabilities - As of September 30, 2024	Operating Leases	Finance Leases	Total
2024(1)	$1,992	$231	$2,223
2025	7,971	924	8,895
2026	7,428	924	8,352
2027	6,592	945	7,537
2028	4,510	950	5,460
After 2028	6,025	6,708	12,733
Total lease payments	34,518	10,682	45,200
Less: interest	(4,358)	(1,916)	(6,274)
Present value of lease liabilities	$30,160	$8,766	$38,926
(1)
Represents amounts due in 2024 after September 30, 2024

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

Total sales from foreign business units were approximately $14.0 million and $10.2 million for the quarters ended September 30, 2024 and 2023, respectively, and $35.9 million and $33.9 million for the nine months ended September 30, 2024 and 2023, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Summarized segment detail for the quarters and nine months ended September 30, 2024 and 2023 are presented in the following table:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales
Material Handling	$150,718	$132,484	$468,951	$428,341
Distribution	54,384	65,335	163,543	193,693
Inter-company sales	(35)	(21)	(89)	(44)
Total net sales	$205,067	$197,798	$632,405	$621,990

Operating income (loss)
Material Handling (2) (3) (4) (6)	$886	$19,978	$51,843	$70,157
Distribution (4) (5)	2,131	4,993	4,915	10,628
Corporate (1) (3) (4) (5)	(7,781)	(6,268)	(26,915)	(26,983)
Total operating income (loss)	(4,764)	18,703	29,843	53,802
Interest expense, net	(8,091)	(1,539)	(23,176)	(4,975)
Income (loss) before income taxes	$(12,855)	$17,164	$6,667	$48,827

(1) The Company recognized $(0.5) million and $(0.1) million of expense (income) to the estimated environmental reserve, net of probable insurance recoveries for the quarters ended September 30, 2024 and 2023, respectively, and $(0.7) million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively, as described in Note 10. Environmental charges are not included in segment results and are shown with Corporate.

(2) The Company recognized $4.5 million of non-cash inventory step-up that was amortized to Cost of sales for the nine months ended September 30, 2024, related to the reporting of inventory at fair value in conjunction with the acquisition of Signature, as described in Note 3.

(3) The Company incurred $0.3 million and $4.4 million of acquisition related costs associated with the Signature acquisition, as described in Note 3, for the quarter and nine months ended September 30, 2024, respectively, of which $0.3 million and $4.1 million are included in Corporate, for the quarter and nine months ended September 30, 2024, respectively and $0.3 million is included in Material Handling's results, for the nine months ended September 30, 2024. Corporate costs also include $1.3 million of consulting costs to improve the Company's capabilities to screen and execute large acquisitions in the nine months ended September 30, 2023.

(4) The Company incurred $2.0 million and $5.3 million of restructuring costs associated with the restructuring initiatives described in Note 4, for the quarter and nine months ended September 30, 2024, of which $1.4 million and $3.9 million are included in Material Handling, $0.2 million and $1.0 million are included in Distribution's results and $0.4 million is included in Corporate's results, for the quarter and nine months ended September 30, 2024, respectively.

(5) The Company recognized $1.4 million of executive severance which is included in Corporate's results for the quarter and nine months ended September 30, 2024. In the nine months ended September 30, 2023 the company recognized $0.7 million of executive severance, of which $0.4 million was recognized in the Distribution Segment related to severance and benefits and $0.3 million was recognized in Corporate related to charges for the acceleration of stock compensation.

(6) The Company recognized $22.0 million of non-cash impairment charges, as described in Note 7, for the quarter and nine months ended September 30, 2024, which are included in Material Handling's results.

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

The Company’s results of operations for the quarter and nine months ended September 30, 2024 are discussed below. The current economic environment includes heightened risks from inflation, interest rates, banking liquidity, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including the conflict between Russia and Ukraine and Israel and Hamas. Such events have increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended September 30, 2024 to the Quarter Ended September 30, 2023

Net Sales:

(dollars in thousands)	Quarter Ended September 30,
Segment	2024	2023	Change	% Change
Material Handling	$150,718	$132,484	$18,234	13.8%
Distribution	54,384	65,335	(10,951)	(16.8)%
Inter-company sales	(35)	(21)	(14)
Total net sales	$205,067	$197,798	$7,269	3.7%

Net sales for the quarter ended September 30, 2024 were $205.1 million, an increase of $7.3 million or 3.7% compared to the quarter ended September 30, 2023. Net sales increased due to $20.7 million of incremental sales from the acquisition of Signature on February 8, 2024, included in the Material Handling Segment. Signature's annual sales were approximately $110 million at the time of the acquisition. The increase in net sales was partially offset by lower volume of $11.2 million, lower pricing of $2.1 million and the effect of unfavorable currency translation of $0.2 million.

Net sales in the Material Handling Segment increased $18.2 million or 13.8% for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023. Net sales increased due to $20.7 million of incremental sales from the acquisition of Signature on February 8, 2024, partially offset by lower volume of $1.7 million, lower pricing of $0.6 million and the effect of unfavorable currency translation of $0.2 million.

Net sales in the Distribution Segment decreased $11.0 million or 16.8% for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023, primarily due to lower volume of $9.5 million and lower pricing of $1.5 million.

Cost of Sales & Gross Profit:

	Quarter Ended September 30,
(dollars in thousands)	2024	2023	Change	% Change
Cost of sales	$139,937	$135,419	$4,518	3.3%
Gross profit	$65,130	$62,379	$2,751	4.4%
Gross profit as a percentage of sales	31.8%	31.5%

Gross profit increased $2.8 million, or 4.4%, for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023, due to the benefits of the acquisition of Signature on February 8, 2024 and favorable mix, partially offset by lower volume and pricing as described under Net Sales above, and higher material costs. Gross margin was 31.8% for the quarter ended September 30, 2024 compared with 31.5% for the quarter ended September 30, 2023.

Selling, General and Administrative Expenses:

	Quarter Ended September 30,
(dollars in thousands)	2024	2023	Change	% Change
SG&A expenses	$47,686	$43,698	$3,988	9.1%
SG&A expenses as a percentage of sales	23.3%	22.1%

Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2024 were $47.7 million, an increase of $4.0 million or 9.1% compared to the same period in the prior year. Increases in SG&A expenses for the third quarter 2024 were primarily due to $8.0 million of incremental SG&A, including $3.1 million of intangible amortization, from the acquisition of Signature on February 8, 2024, $0.9 million of higher facility costs and $0.5 million of higher legal and professional fees, partially offset by $0.1 million of lower variable selling expenses, $4.6 million of lower incentive compensation, $0.7 million of lower commissions, and $0.8 million of lower salaries and benefits. Executive severance was $1.4 million for the quarter ended September 30, 2024. Environmental matters, as described in Note 10 resulted in a net $0.5 million net recovery for the quarter ended September 30, 2024, compared to $0.1 million of net recovery for the quarter ended September 30, 2023.

Impairment Charges:

During the quarter ended September 30, 2024, the Company recorded a $22.0 million non-cash impairment charge, for the full carrying value of goodwill in the rotational molding reporting unit, included in the Material Handling Segment, as discussed in Note 7.

Net Interest Expense:

	Quarter Ended September 30,
(dollars in thousands)	2024	2023	Change	% Change
Net interest expense	$8,091	$1,539	$6,552	425.7%
Average outstanding borrowings, net	$414,953	$84,220	$330,733	392.7%
Weighted-average borrowing rate	8.40%	7.09%

Net interest expense for the quarter ended September 30, 2024 was $8.1 million, an increase of $6.6 million, or 425.7%, compared with $1.5 million for the quarter ended September 30, 2023. The higher net interest expense was due to higher deferred financing fees and average outstanding borrowings as a result of the acquisition of Signature, which was funded through an amendment and restatement of Myers' existing loan agreement discussed below, and a higher weighted-average borrowing rate in the quarter ended September 30, 2024.

Income Taxes:

	Quarter Ended September 30,
(dollars in thousands)	2024	2023
Income (loss) before income taxes	$(12,855)	$17,164
Income tax expense (benefit)	$(1,977)	$4,417
Effective tax rate	15.4%	25.7%

The Company’s effective tax rate was 15.4% for the quarter ended September 30, 2024, compared to 25.7% for the quarter ended September 30, 2023. The difference in the effective tax rate compared to the 21% U.S. federal statutory rate was primarily due to non-deductible expenses, which include expenses related to the Signature acquisition, that partially offset the income tax benefit from the current quarter loss before income taxes.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Net Sales:

(dollars in thousands)	Nine Months Ended September 30,
Segment	2024	2023	Change	% Change
Material Handling	$468,951	$428,341	$40,610	9.5%
Distribution	163,543	193,693	(30,150)	(15.6)%
Inter-company sales	(89)	(44)	(45)
Total net sales	$632,405	$621,990	$10,415	1.7%

Net sales for the nine months ended September 30, 2024 were $632.4 million, an increase of $10.4 million or 1.7% compared to the nine months ended September 30, 2023. Net sales increased due to $71.8 million of incremental sales from the acquisition of Signature on February 8, 2024, included in the Material Handling Segment. Signature's annual sales were approximately $110 million at the time of the acquisition. The increase in net sales was partially offset by lower volume of $47.1 million, lower pricing of $14.0 million and the effect of unfavorable currency translation of $0.3 million.

Net sales in the Material Handling Segment increased $40.6 million or 9.5% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Net sales increased due to $71.8 million of incremental sales from the acquisition of Signature on February 8, 2024, partially offset by lower volume of $19.9 million, lower pricing of $11.0 million and the effect of unfavorable currency translation of $0.3 million.

Net sales in the Distribution Segment decreased $30.2 million or 15.6% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to lower volume of $27.2 million and lower pricing of $3.0 million.

Cost of Sales & Gross Profit:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change	% Change
Cost of sales	$427,489	$420,136	$7,353	1.8%
Gross profit	$204,916	$201,854	$3,062	1.5%
Gross profit as a percentage of sales	32.4%	32.5%

Gross profit increased $3.1 million, or 1.5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to the benefits of the acquisition of Signature on February 8, 2024, favorable mix and lower material costs, partially offset by lower volume and pricing as described under Net Sales above, the impact from acquisition-related inventory step-up amortization of $4.5 million and unfavorable cost productivity. Gross margin was 32.4% for the nine months ended September 30, 2024 compared with 32.5% for the nine months ended September 30, 2023.

Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change	% Change
SG&A expenses	$152,804	$148,130	$4,674	3.2%
SG&A expenses as a percentage of sales	24.2%	23.8%

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2024 were $152.8 million, an increase of $4.7 million or 3.2% compared to the same period in the prior year. Increases in SG&A expenses for the nine months ended September 30, 2024 were primarily due to $21.1 million of incremental SG&A, including $7.3 million of intangible amortization, from the acquisition of Signature on February 8, 2024 and $1.5 million of higher facility costs, partially offset by $10.1 million of lower incentive compensation, $2.8 million of lower legal and professional fees, excluding acquisition costs, $3.4 million of lower salaries and benefits, $1.1 million of lower commissions and $1.2 million of lower variable selling expenses. Acquisition and integration costs included in SG&A expenses increased $4.0 million due to the Signature acquisition described in Note 3. Additionally, the company incurred $1.3 million of consulting costs for the nine months ended September 30, 2023, to improve its capabilities to screen and execute large acquisitions. Executive severance was $1.4 million for the nine months ended September 30, 2024, compared to $0.7 million for the nine months ended September 30, 2023. Environmental matters, as described in Note 10 resulted in a net $0.7 million recovery for the nine months ended September 30, 2024, which compared to $2.2 million of charges for the nine months ended September 30, 2023.

Impairment Charges:

During the nine months ended September 30, 2024, the Company recorded a $22.0 million non-cash impairment charge, for the full carrying value of goodwill in the rotational molding reporting unit, included in the Material Handling Segment, as discussed in Note 7.

Net Interest Expense:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change	% Change
Net interest expense	$23,176	$4,975	$18,201	365.8%
Average outstanding borrowings, net	$372,759	$96,112	$276,647	287.8%
Weighted-average borrowing rate	8.60%	6.74%

Net interest expense for the nine months ended September 30, 2024 was $23.2 million, an increase of $18.2 million, or 365.8%, compared with $5.0 million for the nine months ended September 30, 2023. The higher net interest expense was due to higher deferred financing fees and average outstanding borrowings as a result of the acquisition of Signature, which was funded through an amendment and restatement of Myers' existing loan agreement discussed below, and a higher weighted-average borrowing rate for the nine months ended September 30, 2024.

Income Taxes:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Income (loss) before income taxes	$6,667	$48,827
Income tax expense (benefit)	$3,763	$12,499
Effective tax rate	56.4%	25.6%

The Company’s effective tax rate was 56.4% and 25.6% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate is driven by the fixed non-deductible expenses, including expenses related to the Signature acquisition, on lower income before income taxes plus the tax effect of impairment charges.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Amended Loan Agreement (defined below). At September 30, 2024, the Company had $29.7 million of cash, $239.4 million available under the Amended Loan Agreement and outstanding debt of $396.2 million, including the finance lease liability of $8.8 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and the heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities was $51.9 million for the nine months ended September 30, 2024, compared to $70.8 million in the same period in 2023. The decrease was primarily due to changes in working capital, primarily due to reductions in accounts payable and accrued expenses. Year to date cash used for working capital was $9.1 million for the nine months ended September 30, 2024, compared to cash generated from working capital of $9.8 million in the prior year to date period, primarily due to reductions in accounts receivable.

Investing Activities

Net cash used for investing activities was $365.5 million for the nine months ended September 30, 2024 compared to cash used of $19.3 million for the same period in 2023. In 2024, the Company paid $348.3 million to acquire Signature, net of cash acquired and working capital adjustments, as discussed in Note 3. Capital expenditures were $17.3 million and $19.3 million for the nine months ended September 30, 2024 and 2023, respectively. Full year 2024 capital expenditures are expected to be approximately $30 million.

Financing Activities

Cash provided by financing activities was $313.0 million for the nine months ended September 30, 2024 compared to cash used of $49.8 million for the same period in 2023. In 2024, the Company received proceeds of $400 million under a new term loan facility, as described below and repaid $38.0 million of senior unsecured notes, including $26.0 million of senior unsecured notes that matured in January 2024 and the prepayment of $12.0 million of senior unsecured notes in conjunction with the amendment and restatement to the Loan Agreement described below. The company also made scheduled repayments of the Term Loan A totaling $10.0 million. Net borrowings (repayments) of the Company's existing revolving credit facility were $(15.0) million and $(34.0) million for the nine months ended September 30, 2024 and 2023, respectively. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $3.1 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for tax withholdings on vesting of stock compensation totaled $2.0 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively. Fees paid for the amendment and restatement to the Loan Agreement in February 2024 totaled $9.2 million. The Company also used cash to pay dividends of $15.4 million and $15.3 million for the nine months ended September 30, 2024 and 2023, respectively.

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

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At September 30, 2024, the remaining notional value of the Company's interest rate swap totaled $195.0 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Notes 1 and 11.

As of September 30, 2024, $239.4 million was available under the Amended Loan Agreement, after borrowings and the Company had $5.6 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates.

As of September 30, 2024, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The ratios as calculated under the terms of the Amended Loan Agreement as of and for the period ended September 30, 2024 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	5.52
Net Leverage Ratio	4.00 to 1 (maximum)	2.72

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Based on current debt levels at September 30, 2024, if market interest rates decrease or increase one percent, the Company’s annual variable interest expense would change by approximately $2.0 million.

The Company has entered into an interest rate swap agreement to mitigate the variable interest rate risk under the Amended Loan Agreement, which effectively results in a fixed rate debt on a portion of its outstanding borrowings. Based on current debt levels at September 30, 2024, if market interest rates decrease or increase one percent, the Company's annual fixed rate interest expense on the fair value of the interest rate swap would change by approximately $6.8 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada and the United Kingdom with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada and the United Kingdom to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and the United Kingdom that are denominated in U.S. dollars. The net exposure is generally less than $1 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At September 30, 2024, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at September 30, 2024. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

On February 8, 2024, the Company acquired the stock of Signature Systems. As permitted by SEC rules and regulations, the scope of management’s evaluation of internal control over financial reporting as of September 30, 2024 did not include an evaluation of the internal control over financial reporting of Signature. However, we are extending our oversight and monitoring processes that support our review of internal control over financial reporting to include Signature’s operations.

Excluding the Signature acquisition, during the nine months ended September 30, 2024, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plan during the quarter ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
7/1/2024 to 7/31/2024	—	$—	5,547,665	2,452,335
8/1/2024 to 8/31/2024	—	—	5,547,665	2,452,335
9/1/2024 to 9/30/2024	—	—	5,547,665	2,452,335

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

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
10.1*	Agreement with Dave Basque dated September 9, 2024. Reference is made to Exhibit 10.1 to Form 8-K filed with the SEC on September 9, 2024.
10.2*	Form of Executive Retention Cash Bonus Award dated September 9, 2024. Reference is made to Exhibit 10.2 to Form 8-K filed with the SEC on September 9, 2024.
31.1	Certification of Dave Basque, Interim President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Grant E. Fitz, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Dave Basque, Interim President and Chief Executive Officer, and Grant E. Fitz, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Indicates executive compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

November 4, 2024	/s/ Grant E. Fitz
Grant E. Fitz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)