Form 10-K
period 2024-12-31
MYERS INDUSTRIES INC
filed 2025-03-06
CIK 69488

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2024: $339,559,634

Indicate the number of shares outstanding of registrant’s common stock as of February 28, 2025: 37,295,964 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company designs, manufactures, and markets a variety of plastic, metal and rubber products, including a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, composite ground protection matting, consumer fuel containers and tanks for water, fuel and waste handling. Our plastic bulk containers replace single-use packaging, reducing waste and improving sustainability. The Company is also the largest U.S. distributor of tools, equipment and supplies used for tire, wheel and under vehicle service on passenger, heavy truck and off-road vehicles, as well as the manufacturing of tire repair and retreading products.

The Company operates sixteen manufacturing facilities and four distribution centers located in the U.S. and Canada and three distribution branches located in Central America. As of December 31, 2024, the Company has approximately 2,700 employees.

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

The Material Handling Segment manufactures a broad selection of durable plastic reusable products that are used repeatedly during the course of their service life. At the end of their service life, these highly sustainable products can be recovered, recycled, and reprocessed into new products. The Material Handling Segment’s products include a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, composite ground protection matting, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded, compression molded or blow molded. Injection, compression and blow molding primarily use electric power to heat and press resin into molds to form the products. Rotational molding involves multi-axis rotation of molds in natural gas fired ovens to form the resin into our products. The Material Handling Segment conducts its primary operations in the United States and Canada, but also exports globally. The Material Handling Segment serves a wide variety of markets, including industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, construction, infrastructure and consumer, among others. Products are sold both directly to end-users and through distributors.

The Distribution Segment is engaged in the distribution of equipment, tools and supplies used for tire servicing and automotive under-vehicle repair and the manufacture of tire repair and retreading products. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair retread supplies. The Distribution Segment also manufactures and sells certain traffic markings, including reflective highway marking tape. The Distribution Segment operates domestically through its regional and customer-focused sales team with strategically located regional distribution centers in the United States in addition to exporting globally. The Distribution Segment also has branch operations in certain Central American countries. The Distribution Segment serves retail and truck tire dealers, commercial auto and truck fleets, truck stop operations, auto dealers, general service and repair centers, tire retreaders, and government agencies.

On February 8, 2024, the Company acquired the stock of Signature CR Intermediate Holdco, Inc. ("Signature" or "Signature Systems"), a manufacturer and distributor of composite matting ground protection for industrial applications, stadium turf protection and temporary event flooring, which is included in the Material Handling Segment. The Signature acquisition aligns with the Company's long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. Signature's annual sales were approximately $110 million at the time of the acquisition.

The following table summarizes the key attributes of the business segments for the year ended December 31, 2024:

Material Handling Segment
2024 Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$621.7	•	Plastic Reusable Containers &	•	Akro-Mils®	•	Plastic Rotational Molding	•	Agriculture
74%		Pallets	•	Jamco®	•	Plastic Injection Molding	•	Automotive
	•	Intermediate bulk containers	•	Buckhorn®	•	Structural Foam Molding	•	Food Processing
	•	Fuel, water and waste containers	•	Ameri-Kart®	•	Plastic Blow Molding	•	Food Distribution
	•	Composite Ground Protection Matting	•	Scepter®	•	Material Regrind & Recycling	•	Healthcare
	•	Plastic Storage &	•	Elkhart Plastics®	•	Product Design	•	Industrial
		Organizational Products	•	Trilogy Plastics™	•	Prototyping	•	Manufacturing
	•	Plastic and Metal Carts	•	Signature Systems™	•	Product Testing	•	Retail Distribution
	•	Metal Cabinets			•	Material Formulation	•	Wholesale Distribution
	•	Custom Products			•	Plastic Thermoforming	•	Consumer
					•	Infrared Welding	•	Recreational Vehicle
					•	Metal Forming	•	Marine
					•	Stainless Steel Forming	•	Military
					•	Powder Coating	•	Custom
					•	Compression Molding	•	Infrastructure & Construction
Distribution Segment
2024 Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$214.8	•	Tire Valves & Accessories	•	Myers Tire Supply®	•	Broad Sales Coverage	•	Retail Tire Dealers
26%	•	Tire Changing &	•	Myers Tire Supply	•	Local Sales	•	Truck Tire Dealers
		Balancing Equipment		International	•	Four Strategically Placed	•	Auto Dealers
	•	Lifts & Alignment Equipment	•	Patch Rubber Company®		Distribution Centers	•	Commercial Auto & Truck
	•	Service Equipment	•	Elrick	•	International Distribution		Fleets
	•	Hand Tools	•	Fleetline	•	Personalized Service	•	General Repair & Services
	•	Tire Repair & Retread	•	MTS	•	National Accounts		Facilities
		Equipment & Supplies	•	Mohawk Rubber Sales	•	Product Training	•	Tire Retreaders
	•	Brake, Transmission & Allied	•	Seymoure	•	Repair/Service Training	•	Tire Repair
		Service Equipment & Supplies	•	Tuffy	•	New Products/Services	•	Governmental Agencies
	•	Highway Markings	•	Advance Traffic Markings		“Speed to Market”	•	Telecommunications
	•	Industrial Rubber	•	MXP™	•	Rubber Mixing	•	Industrial
	•	General Shop Supplies			•	Rubber Compounding	•	Road Construction
	•	Tire Pressure Monitoring System			•	Rubber Calendaring	•	Mining
					•	Tiered Product Offerings	•	Truck Stop Operations

Segments Overview

Material Handling Segment

The Material Handling Segment manufactures highly engineered polymer packaging containers, storage and safety products, composite ground protection and specialty molded parts. The brands within this segment include Buckhorn®, Akro-Mils®, Jamco®, Ameri-Kart®, Elkhart Plastics®, Trilogy Plastics™, Scepter® and Signature Systems™.

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

Jamco Products is well established in industrial and commercial markets with its wide selection of welded steel service carts, platform trucks, mobile work centers, racks and cabinets for plastic bins, safety cabinets, medical cylinder carts and more. Jamco Products’ quality product offering, relationships with industrial distributors and reputation for quality and service complements Myers Industries' other Material Handling businesses.

The Company's rotational molding business operates under the Ameri-Kart, Elkhart Plastics and Trilogy Plastics brand names and is a leader in rotational molding with a manufacturing footprint and capabilities to serve customers across the country. The Company is an industry leading rotational molder of water, fuel and waste handling tanks, plastic trim and interior parts used in the production of seat components, consoles, and other applications throughout the recreational vehicle, marine, industrial and certain niche consumer markets. Custom plastics are rotationally molded in a variety of lengths, shapes and thicknesses to meet customer needs, including high quality, high tolerance parts and assemblies. The Company manufactures and markets branded products including Connect-A-Dock®, a modular floating dock system, and Tuff series stackable intermediate bulk containers for specialty chemicals, coatings, agricultural and other industries. The Company's rotational molding business also has thermoforming capability.

Scepter is a leading producer of portable plastic fuel containers, portable marine fuel tanks and water containers, ammunition containers and storage totes. Scepter was the first provider of jerry cans to North America which offer safe, reliable transportation and storage of fuel for the consumer market. Scepter also manufactures a variety of blow or injection molded products for military applications from high quality containers to safely store and transport large caliber ammunition, to military specified portable fuel and water canisters. Scepter's in-house product engineering and state of the art mold capabilities complements Myers Industries’ Material Handling Segment through an increased product offering and global reach.

Signature Systems is a leading manufacturer and distributor of composite ground protection for industrial applications, stadium turf protection and temporary event flooring. Signature Systems composite ground protection mats are manufactured using compression molding and structural foam injection molding and are sold globally. Signature Systems products include MegaDeck®, SignaRoad®, DuraDeck® and DiamondTrack™, among others, which offer durable, reusable ground protection for construction and infrastructure applications, and OmniDeck® and Matrax® among others, which offer ground protection for stadium and other event venues.

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

Customer Dependence

In 2024, 2023 and 2022, there were no customers that accounted for more than ten percent of total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Backlog

The backlog of orders for our operations is estimated to have been approximately $102 million at December 31, 2024 and approximately $75 million at December 31, 2023. Generally, our lead time between customer order and product delivery is less than 90 days, and thus our estimated backlog is expected to be substantially delivered within the succeeding three months. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

Human Capital Management

Myers employees are located throughout North and Central America and the United Kingdom. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. The Company employed approximately 2,700 people globally in both a full-time and part-time capacity as of December 31, 2024. Of these, approximately 2,100 were employed in the Company’s Material Handling Segment while the Distribution Segment employed approximately 500. The Company had approximately 100 Corporate and shared service employees. As of December 31, 2024, the Company had approximately 125 employees represented by a labor union. The collective bargaining agreement between us and the labor union expires June 30, 2025. Myers considers its relationships with its employees and union to be in good standing. The Myers employee base provides the foundation for our Company’s success.

Myers and its employees are committed to working safely and collaboratively, conducting all aspects of business with the highest standards of integrity, leveraging processes and procedures to drive continuous improvement and empowering individuals and teams across the Company through a performance-based culture.

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

Talent Development

Successful execution of the Company's strategy depends on attracting and retaining highly qualified individuals. The Company believes it is important to reward associates with competitive wages and benefits to recognize professional excellence and career progression. The Company also believes it is important to provide pay and benefits that are competitive and equitable based on its local markets and aligned with a performance-based culture.

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

Our website also contains additional information about our corporate governance policies, including the charters of our standing board committees, as described further under Part III, Item 10 of this Form 10-K. Any of these items are available in print to any shareholder who requests them. Requests should be sent to Corporate Secretary, Myers Industries, Inc., 1293 S. Main Street, Akron, Ohio 44301.

ITEM 1A. Risk Factors

This Form 10-K and the information incorporated by reference contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including information regarding the Company’s financial outlook, future plans, objectives, business prospects and anticipated financial performance. Forward-looking statements can be identified by words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company's current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, these statements inherently involve a wide range of inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The Company’s actual actions, results, and financial condition may differ materially from what is expressed or implied by the forward-looking statements. Specific factors that could cause such a difference include those set forth below and other important factors disclosed previously and from time to time in our other filings with the SEC. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

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

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our results of operations.

There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. In February 2025, the United States imposed new tariffs on Mexico and Canada and has threatened member countries of the European Union with tariffs. The tariffs imposed on Mexico and Canada are currently suspended while negotiations take place for a long-term agreement. We cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, what products may be subject to such actions (including subject to U.S. export control restrictions), or what actions may be taken by the other countries in retaliation.

Any additional changes in U.S. trade policies may continue to strain international trade relations and could result in new tariffs or other restrictions on products, components or raw materials sourced, directly or indirectly, from foreign countries, which could increase raw material costs and adversely impact profitability. However, as the Company has limited foreign operations and sources much of its raw materials domestically, we do not believe new tariffs would have a material impact on our operations. We also believe that adverse impacts can be mitigated over time through increases in price or sourcing through an alternate supply chain.

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

Impairment in the carrying value of goodwill could have a material adverse effect on our results of operations and financial position.

We perform reviews of goodwill on an annual basis, or more frequently if indicators present a possible impairment. We test goodwill at the reporting unit level using a combination of a discounted cash flow analysis and market-based approach. If the carrying value of a reporting unit exceeds its fair value, the related goodwill would be considered impaired and also could indicate impairment of other assets. If we were to have a significant goodwill impairment it could impact our results of operations as well as our net worth. See Note 4 to the consolidated financial statements for additional details concerning goodwill.

Our common stock has experienced, and may continue to experience, price volatility.

Our common stock has at times experienced substantial price volatility as a result of many reasons, including in response to the risks described in this section and elsewhere in this report or for reasons unrelated to our operations, including the general volatility of stock market prices and volumes, changes in securities analysts’ estimates of our financial performance, variations between our actual and anticipated financial results, or general financial, economic and political instability. For these reasons, among others, the price of our stock may continue to fluctuate.

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

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, Central America and the United Kingdom. For the year ended December 31, 2024, international net sales accounted for approximately 6% of our total net sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Under the Amended Loan Agreement the Company’s Term Loan A and Revolver bear interest at variable rates, based on Term SOFR, RFR, SONIA, EURIBOR and CORRA based loans. The Company has entered into an interest rate swap agreement to hedge future changes on a portion of its variable-rate debt. If interest rates increase, our debt service obligations on the unhedged portion of our variable rate debt will increase even if the amount borrowed remains the same, and our net income and cash flows, will decrease correspondingly.

We may incur losses and additional costs as a result of our hedging transactions.

The Company’s use of hedging instruments, including our current interest rate swap agreement to limit the Company’s exposure to changes in interest rates on a portion of its floating rate indebtedness may not fully mitigate the possibility of fluctuations in the Company’s variable interest rate or prevent future losses if the values of such positions decline. Hedging instruments may also limit the opportunity for gain should the values of the hedged position increase.

The success of any hedging transaction will depend on our ability to correctly predict movements in interest rates. Therefore, while we have in the past and may in the future enter into such transactions to seek to reduce interest rate risk, unanticipated changes in interest rates may result in reduced net income and cash flows than if we had not entered into such hedging transactions.

Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect match between critical terms on such hedging instruments causing all or a portion of those amounts being hedged to be excluded from the measurement of hedge effectiveness and adversely impact operating results.

Equity Ownership Concentration

Based solely on the Schedule 13D/A filed on December 13, 2024, by Mario J. Gabelli, Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Teton Advisors, Inc., Gabelli Foundation, Inc., GGCP, Inc., GAMCO Investors, Inc., Associated Capital Group, Inc. and Gabelli & Company Investment Advisors, Inc., (collectively, the “Gamco Group”), for which the Company disclaims any responsibility for accuracy, the Gamco Group beneficially owned 5,391,685 shares of our common stock, which represented approximately 14.5% of the 37,262,566 shares outstanding at December 31, 2024. Individually or combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.

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

The current economic environment includes heightened risks stemming from the broader economic effects of the international geopolitical climate, including rapidly changing regulations, the ongoing war in Ukraine, and continued conflicts along Israel's border which has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. While the Company has limited foreign operations and sources much of its raw materials domestically uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on macroeconomic conditions, including slow growth or recession, inflation, tighter credit, higher interest rates, and currency fluctuations, all of which can adversely impact consumer spending and materially adversely affect demand for the Company’s products that may result in a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

ITEM 2. Properties

The following table sets forth certain information with respect to each of the Company's principal properties owned and facilities leased by the Company as of December 31, 2024:

Business Location	Segment	Principal Use	Owned/Leased	Lease Expiration
Akron, Ohio	Corporate/Distribution	Administration and distribution center	Owned	N/A
Akron, Ohio	Material Handling/Corporate	Administration and warehousing	Owned	N/A
Miami, Oklahoma	Material Handling	Manufacturing and distribution	Owned	N/A
Roanoke Rapids, North Carolina	Distribution	Manufacturing and distribution	Owned	N/A
Scarborough, Ontario	Material Handling	Manufacturing and distribution	Owned	N/A
Springfield, Missouri	Material Handling	Manufacturing and distribution	Owned	N/A
Wadsworth, Ohio	Material Handling	Manufacturing and distribution	Owned	N/A
San Salvador, El Salvador	Distribution	Distribution center	Leased	Month to Month
Alliance, Ohio	Material Handling	Warehousing	Leased	2025
Houston, Texas	Distribution	Sales and distribution center (1)	Leased	2025
White Pigeon, Michigan	Material Handling	Manufacturing and distribution	Leased	2025
Atlantic, Iowa	Material Handling	Manufacturing and distribution	Leased	2026
Juan Diaz, Panama	Distribution	Distribution center	Leased	2026
Midland, Michigan	Corporate	Administration	Leased	2026
Mixco, Guatemala	Distribution	Distribution center	Leased	2026
Salt Lake City, Utah	Distribution	Sales and distribution center	Leased	2026
Darlington, United Kingdom	Material Handling	Sales and warehousing	Leased	2027
Decatur, Georgia	Material Handling	Manufacturing and distribution (1)	Leased	2027
Flower Mound, Texas	Material Handling	Administration and warehousing	Leased	2027
Hingham, Massachusetts	Distribution	Sales and distribution center (1)	Leased	2027
Littleton, Colorado	Material Handling	Manufacturing and distribution	Leased	2027
South Bend, Indiana	Material Handling	Manufacturing and distribution	Leased	2027
Alpharetta, Georgia	Distribution	Sales and distribution center (1)	Leased	2028
Milford, Ohio	Material Handling	Administration and sales	Leased	2028
Pomona, California	Distribution	Sales and distribution center	Leased	2028
Springfield, Missouri	Material Handling	Warehousing	Leased	2028
Middlebury, Indiana	Material Handling	Manufacturing and distribution	Leased	2029
Orlando, Florida	Material Handling	Manufacturing and distribution	Leased	2029
Ridgefield, Washington	Material Handling	Manufacturing and distribution	Leased	2029
Southaven, Mississippi	Distribution	Distribution center	Leased	2030
South Beloit, Illinois	Material Handling	Manufacturing and distribution	Leased	2031
Alliance, Ohio	Material Handling	Manufacturing and distribution	Leased	2032
Alliance, Ohio	Material Handling	Manufacturing and distribution	Leased	2032
Bristol, Indiana	Material Handling	Manufacturing and distribution	Leased	2036

(1) This facility has been idled as a result of restructuring actions taken by the Company. See Part II, Note 6 to the consolidated financial statements

The Company also leases facilities for its sales offices and sales branches in the United States and Central America. All of these locations are used by the Distribution Segment.

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

For information relating to the New Idria Mercury Mine matter, the New Almaden Mine matter, and Other matters, see Note 9, Contingencies, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information concerning the executive officers of the Registrant as of February 28, 2025. Executive officers are appointed annually by the Board of Directors.

Name	Age	Title
Aaron M. Schapper	51	President and Chief Executive Officer (effective January 1, 2025)
Grant E. Fitz	62	Executive Vice President and Chief Financial Officer
Jeffrey J. Baker	62	President, Distribution Segment

Mr. Schapper was named President and Chief Executive Officer effective January 1, 2025. Prior to joining the Company, Mr. Schapper served in various senior leadership roles with Valmont Industries Inc., including Group President of Agriculture and Chief Strategy Officer; Group President of Infrastructure; and Group President of Utility Support Structures. Prior to Valmont, Mr. Schapper served as General Manager at Orbit Irrigation Products Inc.

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

Mr. Baker, President, Distribution Segment, was appointed to his current position effective October 1, 2024. Previously, he served as Vice President, Shared Services and Vice President, Purchasing and Supply Chain since joining the Company on September 1, 2020. Prior to that, Mr. Baker spent 34 years at The Dow Chemical Company serving in various roles, including most recently as Associate Director Logistics Purchasing.

PART II

ITEM 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol MYE. The number of shareholders of record at December 31, 2024 was 779. Dividends for the last two years were:

Quarter Ended	2024	2023
March 31	$0.135	$0.135
June 30	0.135	0.135
September 30	0.135	0.135
December 31	0.135	0.135

Purchases of equity securities by the issuer

The following table presents information regarding the Company’s stock repurchase plan during the three months ended December 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/2024 to 10/31/2024	—	$—	5,547,665	2,452,335
11/1/2024 to 11/30/2024	—	—	5,547,665	2,452,335
12/1/2024 to 12/31/2024	—	—	5,547,665	2,452,335

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

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2024

The chart below compares the Company’s cumulative total shareholder return for the five years ended December 31, 2024, to that of the Standard & Poor’s 500 Index – Total Return, the Russell 2000 Index and the Standard & Poor's 600 Materials (Sector) Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100 on December 31, 2019.

	2019	2020	2021	2022	2023	2024
Myers Industries Inc.
Annual Return %		29.33	(1.11)	14.04	(9.49)	(41.39)
Cum $	100.00	129.33	127.89	145.86	132.04	77.39
S&P 500 Index - Total Return
Annual Return %		18.40	28.71	(18.11)	26.29	25.02
Cum $	100.00	118.40	152.39	124.79	157.59	197.02
Russell 2000 Index
Annual Return %		19.96	14.82	(20.44)	16.93	11.54
Cum $	100.00	119.96	137.74	109.59	128.14	142.93
S&P 600 Materials (Sector) Index
Annual Return %		22.68	18.41	(6.09)	19.98	1.02
Cum $	100.00	122.68	145.27	136.42	163.68	165.34

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

The Company’s results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023 are discussed below. The current economic environment includes heightened risks from inflation, interest rates, banking liquidity, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including rapidly changing regulations, the ongoing war in Ukraine, and continued conflicts along Israel's border which has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations: 2024 Compared with 2023

Net Sales:

(dollars in thousands)	Year Ended December 31,
Segment	2024	2023	Change	% Change
Material Handling	$621,655	$555,259	$66,396	12.0%
Distribution	214,768	257,875	(43,107)	(16.7)%
Inter-company sales	(142)	(67)	(75)
Total net sales	$836,281	$813,067	$23,214	2.9%

Net sales for the year ended December 31, 2024 were $836.3 million, an increase of $23.2 million or 2.9% compared to the prior year. Net sales increased due to $102.7 million of incremental sales in the Material Handling Segment from the acquisition of Signature on February 8, 2024. Signature's annual sales were approximately $110 million at the time of the acquisition. The increase in net sales was partially offset by lower volume of $60.2 million, lower pricing of $18.9 million and the effect of unfavorable currency translation of $0.4 million.

Net sales in the Material Handling Segment increased $66.4 million or 12.0% for the year ended December 31, 2024 compared to the prior year. Net sales increased due to $102.7 million of incremental sales from the acquisition of Signature on February 8, 2024, partially offset by lower volume of $22.0 million, lower pricing of $13.9 million and the effect of unfavorable currency translation of $0.4 million.

Net sales in the Distribution Segment decreased $43.1 million or 16.7% in the year ended December 31, 2024 compared to the prior year, primarily due to lower volume of $38.1 million and lower pricing of $5.0 million.

Cost of Sales & Gross Profit:

	Year Ended December 31,
(dollars in thousands)	2024	2023	Change	% Change
Cost of sales	$565,476	$553,981	$11,495	2.1%
Gross profit	$270,805	$259,086	$11,719	4.5%
Gross profit as a percentage of sales	32.4%	31.9%

Gross profit increased $11.7 million, or 4.5%, for the year ended December 31, 2024 compared to the prior year due to the benefits of the acquisition of Signature on February 8, 2024, and favorable mix, partially offset by lower volume and pricing as described under

Net Sales above, the impact from acquisition-related inventory step-up amortization of $4.5 million, higher costs of restructuring and unfavorable cost productivity. Gross margin was 32.4% for the year ended December 31, 2024 compared to 31.9% for the same period in 2023.

Selling, General and Administrative Expenses:

	Year Ended December 31,
(dollars in thousands)	2024	2023	Change	% Change
SG&A expenses	$204,108	$186,876	$17,232	9.2%
SG&A expenses as a percentage of sales	24.4%	23.0%

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2024 were $204.1 million, an increase of $17.2 million or 9.2% compared to the prior year. Increases in SG&A expenses in 2024 were primarily due to $28.8 million of incremental SG&A, including $10.1 million of intangible amortization, from the acquisition of Signature on February 8, 2024 and $2.2 million of higher facility costs, partially offset by $12.3 million of lower incentive compensation, $3.2 million of lower salaries and benefits, $2.2 million of lower commissions, $2.0 million of lower variable selling expenses and $0.4 million of lower legal and professional fees, excluding acquisition costs. Acquisition and integration costs included in SG&A expenses increased $1.5 million due to the Signature acquisition described in Note 3 to the consolidated financial statements. SG&A expenses also increased as compared to prior year due to higher expenses incurred on restructuring actions of $1.8 million, described in Note 6 to the consolidated financial statements partially offset by $1.3 million of consulting costs in 2023 to improve the Company's capabilities to screen and execute large acquisitions. Executive severance was $1.4 million for the year ended December 31, 2024, which compared to $0.7 million for the year ended December 31, 2023. Additionally, the Company reached a settlement agreement with one of its insurers, for $10.0 million, which resulted in a $6.7 million net reduction to legal costs within SG&A for the year ended December 31, 2023. Environmental matters described in Note 9 to the consolidated financial statements resulted in a net $0.2 million of income in the year ended December 31, 2024, which compared to $3.2 million of charges in the year ended December 31, 2023.

Impairment Charges:

During the year ended December 31, 2024, the Company recorded a $22.0 million non-cash impairment charge, for the full carrying value of goodwill in the rotational molding reporting unit, included in the Material Handling Segment, as discussed in Note 4 to the consolidated financial statements.

Net Interest Expense:

	Year Ended December 31,
(dollars in thousands)	2024	2023	Change	% Change
Net interest expense	$30,937	$6,349	$24,588	387.3%
Average outstanding borrowings, net	$381,391	$90,500	$290,891	321.4%
Weighted-average borrowing rate	8.46%	6.86%

Net interest expense for the year ended December 31, 2024 was $30.9 million compared to $6.3 million during 2023. The higher net interest expense was due to higher average outstanding borrowings as a result of the acquisition of Signature, which was funded through an amendment and restatement of Myers' existing loan agreement discussed below, and a higher weighted-average borrowing rate in the current year.

Income Taxes:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Income before income taxes	$13,543	$66,056
Income tax expense	$6,342	$17,189
Effective tax rate	46.8%	26.0%

The Company's effective tax rate was 46.8% for the year ended December 31, 2024 compared to 26.0% in the prior year. The increase in the effective tax rate is driven by fixed non-deductible expenses, including expenses related to the Signature acquisition, on lower income before income taxes plus the tax effect of impairment charges.

Financial Condition & Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Amended Loan Agreement (defined below). At December 31, 2024, the Company had $32.2 million of cash, $244.7 million available under the Amended Loan Agreement and outstanding debt of $383.6 million, including the finance lease liability of $8.6 million. At December 31, 2024, our primary contractual obligations relate to our debt and lease arrangements as described in Notes 10 and 13 to the consolidated financial statements. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Cash provided by operating activities was $79.3 million and $86.2 million for the years ended December 31, 2024 and 2023, respectively. Cash generated from working capital was $9.6 million for the year ended December 31, 2024, compared to cash generated from working capital of $5.7 million in the prior year, primarily due to reductions in accounts receivable and inventory, partly offset by reductions in accounts payable.

Investing Activities

Net cash used by investing activities was $372.5 million for the year ended December 31, 2024 compared to cash used of $22.8 million for the year ended December 31, 2023. In 2024, the Company paid $348.3 million to acquire Signature, net of cash acquired and working capital adjustments, as discussed in Note 3 to the consolidated financial statements. Capital expenditures were $24.4 million and $22.9 million for the years ended December 31, 2024 and 2023, respectively.

Financing Activities

Net cash provided by financing activities was $295.1 million for the year ended December 31, 2024 compared to cash used of $56.5 million for the year ended December 31, 2023. In 2024, the Company received proceeds of $400 million under a new term loan facility, as described below and repaid $38.0 million of senior unsecured notes, including $26.0 million of senior unsecured notes that matured in January 2024 and the prepayment of $12.0 million of senior unsecured notes in conjunction with the amendment and restatement to the Loan Agreement described below. The company also made repayments of the Term Loan A totaling $18.0 million, $3.0 million of which was a voluntary prepayment. Net borrowings (repayments) of the Company's existing revolving credit facility for the year ended December 31, 2024 and December 31, 2023 were $(20.0) million and $(36.0) million, respectively. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $3.3 million and $2.3 million in 2024 and 2023, respectively. Cash paid for tax withholdings on vesting of stock compensation totaled $2.1 million in both 2024 and 2023. Fees paid for the amendment and restatement to the Loan Agreement in February 2024 totaled $9.2 million. The Company also used cash to pay dividends of $20.4 million and $20.2 million in 2024 and 2023, respectively.

Credit Sources

Seventh Amendment to Loan Agreement

On September 29, 2022, the Company entered into a Seventh Amended and Restated Loan Agreement (the “Seventh Amendment”), which amended the Sixth Amended and Restated Loan Agreement, dated March 12, 2021. The Seventh Amendment, among other things, extended the maturity date to September 2027 from March 2024. There was no change to the credit facility's borrowing limit of $250 million.

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

First Amendment to Loan Agreement

On February 8, 2024, the Company entered into Amendment No. 1 to the Seventh Amended and Restated Loan Agreement (“Amendment No. 1”), which amended the Seventh Amended and Restated Loan Agreement (the "Loan Agreement” – see also Note

10) dated September 29, 2022 (collectively, the “Amended Loan Agreement”). Amendment No. 1, among other things, permitted the acquisition of Signature Systems and provided a new 5-year $400 million term loan facility (“Term Loan A”). Term Loan A will amortize in eight quarterly installment payments of $5 million beginning June 30, 2024, quarterly installment payments of $10 million thereafter, and any remaining balance due upon maturity. Term Loan A may be voluntarily prepaid at any time, in whole or in part, without penalty or premium, however, all amounts repaid or prepaid in respect of Term Loan A may not be reborrowed. In December 2024, the Company voluntarily prepaid $3 million of the Term Loan A.

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

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At December 31, 2024, the remaining notional value of the Company's interest rate swap totaled $192.5 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Notes 1 and 10 to the consolidated financial statements.

As of December 31, 2024, $244.7 million was available under the Amended Loan Agreement, after borrowings and the Company had $5.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates.

As of December 31, 2024, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The ratios as of and for the period ended December 31, 2024 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	4.20
Net Leverage Ratio	4.00 to 1 (maximum)	2.69

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at December 31, 2024.

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

A quantitative assessment requires the Company to estimate the fair value of the reporting unit (Level 3 measurement), which the Company does using a combination of a discounted cash flow analysis and market-based approach. Estimating fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, long-term growth rates and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. The market-based approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies and recent comparable transactions. The fair value of the reporting unit is then compared to the carrying value, and any excess carrying value of the reporting unit above the fair value would indicate impairment. See disclosure of goodwill in Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

Information regarding the recent accounting pronouncements is contained in the Summary of Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2023 and December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Based on current debt levels at December 31, 2024, if market interest rates decrease or increase one percent, the Company’s annual variable interest expense would change by approximately $1.9 million.

The Company has entered into an interest rate swap agreement to mitigate the variable interest rate risk under the Amended Loan Agreement, which effectively results in a fixed rate debt on a portion of its outstanding borrowings. Based on current debt levels at December 31, 2024, if market interest rates decrease or increase one percent, the Company's annual fixed rate interest expense on the fair value of the interest rate swap would change by approximately $6.3 million.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada and the United Kingdom with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada and the United Kingdom to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and the United Kingdom that are denominated in U.S. dollars. The net exposure generally is less than $1 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Consolidated Statement of Operations. The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At December 31, 2024, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at December 31, 2024. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Myers Industries, Inc. and Subsidiaries (the Company) as of December 31, 2024, and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

New Idria Mercury Mine (New Idria Mine) Environmental Liability
Description of the matter

As discussed in Note 9 of the consolidated financial statements, in 2015, the U.S. Environmental Protection Agency (“EPA”) informed a subsidiary of the Company that it considers it to be a potentially responsible party (“PRP”) in connection with the New Idria Mine. At December 31, 2024, the Company has recorded liabilities for the estimated cost primarily to execute a Remedial Investigation/Feasibility Study (“RI/FS”) work plan being developed with the EPA associated with the New Idria Mine. The Company has not accrued for remediation costs associated with this site because the amount of such costs or a range of reasonably possible costs cannot be estimated at this time.

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

matter in our audit

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

Valuation of Certain Acquired Intangible Assets
Description of the matter

As described in Note 3 of the consolidated financial statements, on February 8, 2024, the Company acquired the stock of Signature Systems (“Signature”) for a total net purchase price of approximately $348 million. The transaction was accounted for in accordance with the acquisition method of accounting for a business combination. The Company’s accounting for this acquisition included determining the preliminary fair value of the intangible assets acquired, which primarily included customer relationships, technology and trademarks and trade names intangible assets.

Auditing the Company’s preliminary accounting for its acquisition of Signature was complex and subjective due to the significant estimation uncertainty in determining the estimated fair values of the customer relationships of $84 million, technology of $31 million and trademarks and trade names intangible assets of $22 million. The Company used the multi-period excess earnings method to value the customer relationships intangible asset, and the relief from royalty method to value the technology and trademarks and trade names intangible assets. The significant assumptions used to estimate the fair values of the customer relationships intangible asset included the forecasted revenues, customer attrition rates, EBITDA and the discount rate. The significant assumptions used to estimate the fair values of the technology and trademarks and trade names intangible assets included the forecasted revenues, the royalty rates and the discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for accounting for the intangible assets acquired. For example, we tested controls over management’s review of the valuation methodologies and key assumptions used to estimate fair value, as well as management’s controls over the completeness and accuracy of the information used within the valuation models.

To test the estimated preliminary fair values of the customer relationships, technology and trademarks and trade names intangible assets, our audit procedures included, among others, reading the purchase agreement, assessing the appropriateness of the valuation methodologies used, evaluating the significant assumptions discussed above and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For the forecasted revenues and estimated future cash flows, we compared the assumptions to current industry and economic trends, the historical financial performance of the acquired business and forecasted performance of certain peer companies. We performed sensitivity analyses to evaluate the changes in the fair values that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the methodologies used to estimate the fair value of the customer relationships, technology and trademarks and trade names intangible assets and to test certain significant assumptions, including the customer attrition rates, royalty rates and discount rates, which included a comparison of the selected rates to benchmark data. In addition, we evaluated the competency and objectivity of management’s third-party valuation specialist, and we assessed the adequacy of the disclosures in the consolidated financial statements related to the acquired intangible assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Akron, Ohio

March 6, 2025

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2024, 2023, and 2022

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2024	2023	2022
Net sales	$836,281	$813,067	$899,547
Cost of sales	565,476	553,981	616,181
Gross profit	270,805	259,086	283,366
Selling, general and administrative expenses	204,108	186,876	199,489
(Gain) loss on disposal of fixed assets	201	(195)	(667)
Impairment charges	22,016	—	—
Other (income) expenses	—	—	603
Operating income	44,480	72,405	83,941
Interest expense, net	30,937	6,349	5,731
Income before income taxes	13,543	66,056	78,210
Income tax expense	6,342	17,189	17,943
Net income	$7,201	$48,867	$60,267
Net income per common share:
Basic	$0.19	$1.33	$1.66
Diluted	$0.19	$1.32	$1.64
Dividends declared per share	$0.54	$0.54	$0.54

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2024, 2023, and 2022

(Dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net income	$7,201	$48,867	$60,267
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,058)	859	(2,475)
Unrealized gain (loss) on interest rate swap contracts, net of tax expense (benefit) of ($843)	(1,761)	—	—
Realized (gain) loss on interest rate swap contracts reclassified to interest expense	(639)	—	—
Pension liability, net of tax expense (benefit) of $54, $40 and $28, respectively	163	119	83
Total other comprehensive income (loss)	(5,295)	978	(2,392)
Comprehensive income (loss)	$1,906	$49,845	$57,875

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2024 and 2023

(Dollars in thousands)

	December 31,	December 31,
	2024	2023
Assets
Current Assets
Cash	$32,222	$30,290
Trade accounts receivable, less allowances of $5,234 and $4,189, respectively	109,372	113,907
Other accounts receivable, net	12,654	14,726
Inventories, net	97,001	90,844
Prepaid expenses and other current assets	8,058	6,854
Total Current Assets	259,307	256,621
Property, plant, and equipment, net	137,564	107,933
Right of use asset - operating leases	30,561	27,989
Goodwill	255,532	95,392
Intangible assets, net	166,321	45,129
Deferred income taxes	205	209
Other	11,325	8,358
Total Assets	$860,815	$541,631

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$71,049	$79,050
Accrued employee compensation	14,731	17,104
Income taxes payable	4,623	4,253
Accrued taxes payable, other than income taxes	2,781	2,582
Accrued interest	267	1,112
Other current liabilities	26,794	28,472
Operating lease liability - short-term	6,597	5,943
Finance lease liability - short-term	621	593
Long-term debt - current portion	19,649	25,998
Total Current Liabilities	147,112	165,107
Long-term debt	355,310	31,989
Operating lease liability - long-term	23,700	22,352
Finance lease liability - long-term	7,994	8,615
Other liabilities	15,303	12,108
Deferred income taxes	33,884	8,660
Total Liabilities	583,303	248,831

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 37,262,566 and 36,848,465; net of treasury shares of 5,289,891 and 5,703,992, respectively)	22,923	22,608
Additional paid-in capital	325,163	322,526
Accumulated other comprehensive loss	(22,110)	(16,815)
Retained deficit	(48,464)	(35,519)
Total Shareholders’ Equity	277,512	292,800
Total Liabilities and Shareholders’ Equity	$860,815	$541,631

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except share data)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2022	36,262,259	$22,172	$306,720	$(15,401)	$(104,166)	$209,325
Net income	—	—	—	—	60,267	60,267
Issuances under option plans	127,881	78	2,157	—	—	2,235
Dividend reinvestment plan	4,218	3	82	—	—	85
Restricted stock vested	130,386	79	(79)	—	—	—
Stock compensation expense	—	—	7,436	—	—	7,436
Shares withheld for employee taxes on equity awards	(24,724)	—	(451)	—	—	(451)
Foreign currency translation adjustment	—	—	—	(2,475)	—	(2,475)
Declared dividends - $0.54 per share	—	—	—	—	(20,078)	(20,078)
Pension liability, net of tax of $28	—	—	—	83	—	83
Balance at December 31, 2022	36,500,020	22,332	315,865	(17,793)	(63,977)	256,427
Net income	—	—	—	—	48,867	48,867
Issuances under option plans	136,028	83	2,170	—	—	2,253
Dividend reinvestment plan	4,241	3	82	—	—	85
Restricted stock vested	312,056	190	(190)	—	—	—
Stock compensation expense	—	—	6,671	—	—	6,671
Shares withheld for employee taxes on equity awards	(103,880)	—	(2,072)	—	—	(2,072)
Foreign currency translation adjustment	—	—	—	859	—	859
Declared dividends - $0.54 per share	—	—	—	—	(20,409)	(20,409)
Pension liability, net of tax of $40	—	—	—	119	—	119
Balance at December 31, 2023	36,848,465	22,608	322,526	(16,815)	(35,519)	292,800
Net income	—	—	—	—	7,201	7,201
Issuances under option plans	187,756	115	3,156	—	—	3,271
Dividend reinvestment plan	4,565	3	68	—	—	71
Restricted stock vested	323,523	197	(197)	—	—	—
Stock compensation expense	—	—	1,660	—	—	1,660
Shares withheld for employee taxes on equity awards	(101,743)	—	(2,050)	—	—	(2,050)
Foreign currency translation adjustment	—	—	—	(3,058)	—	(3,058)
Declared dividends - $0.54 per share	—	—	—	—	(20,146)	(20,146)
Interest rate swap, net of tax of ($843)	—	—	—	(2,400)	—	(2,400)
Pension liability, net of tax of $54	—	—	—	163	—	163
Balance at December 31, 2024	37,262,566	$22,923	$325,163	$(22,110)	$(48,464)	$277,512

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net income	$7,201	$48,867	$60,267
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	38,593	22,786	21,216
Amortization of deferred financing costs	1,917	313	441
Amortization of acquisition-related inventory step-up	4,457	—	—
Non-cash stock-based compensation expense	1,660	6,671	7,436
(Gain) loss on disposal of fixed assets	201	(195)	(667)
Impairment charges	22,016	—	—
Deferred taxes	(6,048)	1,039	2,072
Other	(297)	944	1,520
Cash flows provided by (used for) working capital
Accounts receivable - trade and other, net	26,822	2,656	(23,625)
Inventories	6,227	2,630	7,955
Prepaid expenses and other current assets	(525)	151	(1,409)
Accounts payable and accrued expenses	(22,932)	310	(2,585)
Net cash provided by (used for) operating activities	79,292	86,172	72,621
Cash Flows From Investing Activities
Capital expenditures	(24,435)	(22,855)	(24,292)
Acquisition of business, net of cash acquired	(348,312)	(160)	(27,626)
Proceeds from sale of property, plant and equipment	242	258	1,537
Net cash provided by (used for) investing activities	(372,505)	(22,757)	(50,381)
Cash Flows From Financing Activities
Borrowings on revolving credit facility	466,400	740,000	1,264,200
Repayments on revolving credit facility	(486,400)	(776,000)	(1,261,200)
Proceeds from Term Loan A	400,000	—	—
Repayments of Term Loan A	(18,000)	—	—
Repayments of senior unsecured notes	(38,000)	—	—
Payments on finance lease	(593)	(542)	(500)
Cash dividends paid	(20,432)	(20,240)	(19,797)
Proceeds from issuance of common stock	3,342	2,338	2,320
Shares withheld for employee taxes on equity awards	(2,050)	(2,072)	(451)
Deferred financing fees	(9,172)	—	(889)
Net cash provided by (used for) financing activities	295,095	(56,516)	(16,317)
Foreign exchange rate effect on cash	50	252	(439)
Net increase (decrease) in cash	1,932	7,151	5,484
Cash at January 1	30,290	23,139	17,655
Cash at December 31	$32,222	$30,290	$23,139

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$31,653	$5,980	$4,574
Income taxes	$13,036	$13,451	$13,023

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

Accounting Standards Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments within this ASU are required to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard effective December 15, 2024 and the adoption of this standard did not have a material impact on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to improve the disclosures about an entity's expenses and requires disaggregation of certain expense captions into specified categories to provide more detailed information about the types of expenses commonly presented. For the Company, this ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments within this ASU should be applied prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

The fair value of the Company’s revolving credit facility, as defined in Note 10, approximates carrying value due to the floating rates and the relative short maturity (less than 90 days) of any revolving borrowings under this agreement. The carrying value of the unhedged portion of the Company’s term loan, as defined in Note 10, approximates fair value given that the underlying interest rate applied to such amounts outstanding is currently based upon floating market rates and the Company has the ability to repay the outstanding principal at par value at any time under the terms of this agreement. The fair value of the Company’s fixed rate senior unsecured notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets and interest rate measurements which are considered Level 2 inputs. At December 31, 2023, the aggregate fair value of the Company’s outstanding fixed rate senior unsecured notes was estimated to be $37.8 million.

The Company has also entered into an interest rate swap contract to reduce its exposure to fluctuations in variable interest rates for future interest payments, as defined in Note 10. The Company uses significant other observable market data or assumptions (Level 2 inputs) in determining the fair value of its interest rate swap that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves. Refer to the derivative instruments section below for further information regarding the fair value measurements for the interest rate swap.

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

Derivative Instruments

On May 2, 2024, the Company entered into an interest rate swap agreement to limit its exposure to changes in interest rates on a portion of its floating rate indebtedness. The interest rate swap agreement is designated as a cash flow hedge that qualifies for hedge accounting. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. The interest rate swap effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Note 10. The reset dates and all other critical terms on the term loans perfectly match with the interest rate swap and accordingly there were no amounts excluded from the measurement of hedge effectiveness.

At December 31, 2024, the remaining notional value of the Company's interest rate swap totaled $192.5 million and the net fair value of the Company's interest rate swap contract was estimated to be an unrealized loss of $3.2 million, which is included in the Consolidated Statements of Financial Position within Other current liabilities and Other liabilities - long-term at $0.7 million and $2.5 million, respectively. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) ('AOCI') in the Consolidated Statements of Financial Position and balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. The pre-tax balance of interest rate swap gain (loss) in AOCI for the year ended December 31, 2024 was $(3.2) million. As of December 31, 2024, $0.8 million of net interest rate swap losses recorded in AOCI are expected to be reclassified into earnings within the next twelve months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. In 2024, there were no customers that accounted for more than ten percent of net sales. The Company does not have a material concentration of sales in any country outside of the United States.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Allowance for Credit Losses

Management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. The Company reviews historical trends for credit loss as well as current economic conditions in determining an estimate for its allowance for credit losses. Additionally, in circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for credit losses is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably expects will be collected. Expense related to bad debts was approximately $1.9 million, $1.8 million and $0.5 million for 2024, 2023 and 2022, respectively, and is recorded within Selling, general and administrative expenses in the Consolidated Statements of Operations. Deductions from the allowance for doubtful accounts, net of recoveries, were approximately $0.7 million, $1.1 million and $0.4 million for 2024, 2023 and 2022, respectively.

The changes in the allowance for credit losses included within Trade accounts receivable for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Balance at January 1	$2,989	$2,273
Provision for expected credit loss, net of recoveries	1,938	1,808
Write-offs and other	(744)	(1,092)
Balance at December 31	$4,183	$2,989

Allowance for credit losses pertaining to the purchased credit deteriorated assets acquired in conjunction with the acquisition of Signature, as described in Note 3, are not included in the table above. These amounts total $3.2 million as of December 31, 2024 and are included net within Other accounts receivable and Other assets – long-term.

Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost.

Inventories at December 31 consist of the following:

	December 31,	December 31,
	2024	2023
Finished and in-process products	$62,601	$53,382
Raw materials and supplies	34,400	37,462
	$97,001	$90,844

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $7.6 million and $8.6 million higher than reported at December 31, 2024 and 2023, respectively. Cost of sales decreased by $0.5 million, $0.2 million and $0.8 million in 2024, 2023 and 2022, respectively, as a result of the liquidation of LIFO inventories.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and equipment	3 to 10 years
Leasehold improvements	5 to 10 years

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company’s property, plant and equipment by major asset class at December 31 consists of:

	December 31,	December 31,
	2024	2023
Land	$6,208	$6,546
Buildings and leasehold improvements	64,600	63,871
Machinery and equipment	366,112	326,650
	436,920	397,067
Less allowances for depreciation and amortization	(299,356)	(289,134)
	$137,564	$107,933

Depreciation expense was $23.0 million, $16.2 million and $15.0 million in the years ended December 31, 2024, 2023 and 2022, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

	Foreign Currency	Interest Rate Swap (1)	Defined Benefit Pension Plans (2)	Total
Balance at January 1, 2022	$(13,935)	$—	$(1,466)	$(15,401)
Other comprehensive income (loss) before reclassifications	(2,475)	—	33	(2,442)
Reclassification to (earnings) loss	—	—	50	50
Net current-period other comprehensive income (loss)	(2,475)	—	83	(2,392)
Balance at December 31, 2022	(16,410)	—	(1,383)	(17,793)
Other comprehensive income (loss) before reclassifications	859	—	66	925
Reclassification to (earnings) loss	—	—	53	53
Net current-period other comprehensive income (loss)	859	—	119	978
Balance at December 31, 2023	(15,551)	—	(1,264)	(16,815)
Other comprehensive income (loss) before reclassifications	(3,058)	(1,761)	115	(4,704)
Reclassification to (earnings) loss	—	(639)	48	(591)
Net current-period other comprehensive income (loss)	(3,058)	(2,400)	163	(5,295)
Balance at December 31, 2024	$(18,609)	$(2,400)	$(1,101)	$(22,110)

(1)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.8) million for the year ended December 31, 2024.
(2)
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

Capital expenditures in the Consolidated Statement of Cash Flows excludes accrued, but unpaid, capital expenditures. Changes in the amount accrued increased (reduced) cash used for capital expenditures by $(1.2) million, $0.7 million and $(0.6) million 2024, 2023 and 2022, respectively.

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

Amounts included in the Consolidated Statements of Financial Position related to revenue recognition include:

	December 31,	December 31,	Statement of Financial Position
	2024	2023	Classification
Returns, discounts and other allowances	$(1,051)	$(1,200)	Trade accounts receivable
Right of return asset	$456	$432	Inventories, net
Customer deposits	$(2,565)	$(2,017)	Other current liabilities
Accrued rebates	$(4,196)	$(4,441)	Other current liabilities

Sales, value added, and other taxes the Company collects concurrently with revenue from customers are excluded from net sales. The Company has elected to recognize the cost for shipments to customers when control over products has transferred to the customer. Costs for shipments to customers are classified as Selling, general and administrative expenses for the Company’s manufacturing businesses and as Cost of sales for the Company’s distribution business in the accompanying Consolidated Statements of Operations. The Company incurred costs for shipments to customers of approximately $12.0 million, $10.8 million and $13.1 million in Selling, general and administrative expenses for the years ended December 31, 2024, 2023 and 2022, respectively, and $11.0 million, $13.0 million and $10.5 million in Cost of sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Based on the short term nature of contracts described above, the Company does not incur significant contract acquisition costs. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred. See Note 14, Segments for additional details on the Company's revenue by major market.

3. Acquisitions

Signature

On February 8, 2024, the Company acquired the stock of Signature Systems, a manufacturer and distributor of composite ground protection matting for industrial applications, stadium turf protection and temporary event flooring. Signature is included in the Material Handling Segment. The Signature acquisition aligns with the Company's long-term strategic plan to transform the Company into a high-growth, customer-centric innovator of value-added engineered plastic solutions. Cash consideration was $348.3 million, net of $4.3 million of cash acquired. Total cash consideration also includes the working capital settlement, which was finalized in June 2024.

The Company funded the acquisition of Signature through an amendment and restatement of Myers’ existing loan agreement, as described in Note 10. Transaction costs related to the acquisition are included within Selling, general and administrative on the Consolidated Statements of Operations and totaled $7.2 million, of which $4.6 million and $2.6 million were incurred for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, Signature contributed $102.7 million of revenue and $24.2 million of operating income, to the Material Handling Segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The acquisition of Signature was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually and separately recognized. Goodwill acquired in this transaction will not be tax deductible. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment during the measurement period. Measurement period adjustments recorded for the year ended December 31, 2024 are summarized in the table below.

A summary of the estimated purchase price allocation is as follows:

	Initial Allocation of Consideration	Measurement Period Adjustments(1)	Updated Preliminary Allocation
Assets acquired:
Accounts receivable	$18,902	$(48)	$18,854
Inventories	17,612	(239)	17,373
Prepaid expenses	719	(25)	694
Other assets - long-term	4,761	437	5,198
Property, plant and equipment	28,281	(18)	28,263
Right of use asset - operating leases	3,946	—	3,946
Intangible assets	127,000	9,700	136,700
Goodwill	215,105	(32,007)	183,098
Assets acquired	$416,326	$(22,200)	$394,126

Liabilities assumed:
Accounts payable	$4,542	$362	$4,904
Accrued expenses	5,646	266	5,912
Operating lease liability - short-term	525	—	525
Operating lease liability - long-term	2,400	—	2,400
Deferred income taxes	55,054	(22,981)	32,073
Total liabilities assumed	68,167	(22,353)	45,814

Net acquisition cost	$348,159	$153	$348,312

(1) The Company's preliminary purchase price allocation changed due to additional information and further analysis.

Included in Accounts receivable and Other assets - long-term of the table above are long-term notes receivable with face value of $11.4 million and preliminary estimated fair value of $7.0 million based on a risk-adjusted income approach, of which $1.9 million was classified as current. The long-term notes receivable acquired were considered purchased credit deteriorated assets. At the acquisition date, the Company established a $3.2 million allowance for credit loss, which has been added to the fair value of the loan to determine its amortized cost basis. The $1.2 million difference between the amortized cost basis and unpaid principal represents a noncredit discount that will be amortized into interest income over the remaining lives of the long-term notes receivable through their maturities in August 2026. Subsequent to the acquisition date, there was no change to the allowance for credit loss on the purchased credit deteriorated assets which have been evaluated through the period ended December 31, 2024.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The following unaudited pro forma results of operations for the year ended December 31, 2024 and 2023, respectively, assumes the Signature acquisition was completed on January 1, 2023. The following pro forma results include adjustments to reflect acquisition related costs, additional interest expense, amortization of intangibles associated with the acquisition, amortization of acquisition-related inventory step-up costs and the effects of adjustments made to the carrying value of certain assets.

	For the Year Ended December 31,
	2024	2023
Net sales	$851,000	$923,221
Net income	12,043	37,913

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

During the quarter ended September 30, 2024, the Company’s rotational molding reporting unit continued to experience further declining market conditions including overall lower volume and uncertainty regarding the reporting unit's longer range outlook, primarily due to the current macroeconomic environment reducing expected demand for its products. Due to these potential indicators of impairment identified during the quarter ended September 30, 2024, the Company conducted an interim quantitative impairment test of the goodwill at its rotational molding reporting unit and compared the reporting unit's fair value to its carrying value as required by ASC 350. The Company's quantitative analysis identified that the estimated fair value of the rotational molding reporting unit was below the carrying value and accordingly, the Company recorded a $22.0 million non-cash impairment charge, for the full carrying value of the goodwill associated with the rotational molding reporting unit. The goodwill impairment charge was recorded within Impairment charges in the Consolidated Statements of Operations.

The Company’s annual goodwill impairment assessment as of October 1 found no additional impairment at any of the Company's reporting units in 2024. Quantitative impairment assessments were performed for all reporting units in 2024, and they indicated that the fair value of the Company's seven reporting units all had adequate cushion above the carrying value on the assessment date, except for the rotational molding reporting unit, which was fully impaired as of September 30, 2024, as described above. The 2023 and 2022 annual goodwill impairment assessments performed as of October 1, also indicated no impairment for all of the Company's reporting units.

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

The techniques used in the Company's impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect known market conditions at the interim impairment date. The variables and assumptions used, all of which are Level 3 fair value inputs, include the projections of future revenues and expenses, working capital, terminal values, discount rates and long-term growth rates. The estimate of the fair value, and the related goodwill, could change over time based on a variety of factors,

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

The circumstances leading to the interim goodwill assessment as described above also triggered an evaluation for long-lived assets, for which the Company has first performed an ASC 360-10-35 recoverability test of other long-lived assets, including intangible assets for the rotational molding asset group. With respect to the asset group, future cash flows were estimated over the expected remaining life of the assets, and the Company determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the asset group, and no impairment was indicated. There were no impairment indicators over long-lived assets for the quarter ended December 31, 2024.

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows:

	Distribution	Material Handling	Total
January 1, 2023	$14,730	$80,427	$95,157
Foreign currency translation	—	235	235
December 31, 2023	$14,730	$80,662	$95,392
Acquisition	—	183,098	183,098
Impairment charges	—	(22,016)	(22,016)
Foreign currency translation	—	(942)	(942)
December 31, 2024	$14,730	$240,802	$255,532

Intangible assets were established in connection with acquisitions. These intangible assets, other than goodwill and certain indefinite lived trade names, are amortized over their estimated useful lives. The Company performed a quantitative annual impairment assessment for the indefinite lived trade names as of October 1, 2024, 2023 and 2022. In performing these assessments, the Company determined the estimated fair value of the trade names exceeded the carrying value and accordingly, no impairment was indicated. An impairment charge would be recorded if the carrying value of the trade name exceeds the estimated fair value at the date of assessment. Refer to Note 3 for the intangible assets acquired through the Signature acquisition during 2024.

Intangible assets at December 31, 2024 and 2023 consisted of the following:

		2024			2023
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names - indefinite lived		$31,382	$—	$31,382	$9,782	$—	$9,782
Trade names	5.3	10,267	(4,658)	5,609	10,267	(3,417)	6,850
Customer relationships	9.7	157,880	(57,821)	100,059	75,505	(48,790)	26,715
Technology	10.9	56,280	(27,262)	29,018	24,980	(23,713)	1,267
Non-competition agreements	1.4	1,510	(1,257)	253	1,510	(995)	515
Patents	—	11,730	(11,730)	—	11,730	(11,730)	—
		$269,049	$(102,728)	$166,321	$133,774	$(88,645)	$45,129

Intangible amortization expense was $15.5 million, $6.6 million and $6.2 million in 2024, 2023 and 2022, respectively. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $14.9 million in 2025; $14.2 million in 2026; $13.9 million in 2027; $13.7 million in 2028 and $13.6 million in 2029.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

5. Net Income Per Common Share

Net income per common share, as shown on the accompanying Consolidated Statements of Operations, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Year Ended December 31,
	2024	2023	2022
Weighted average common shares outstanding basic	37,141,030	36,744,560	36,411,389
Dilutive effect of stock options and restricted stock	262,488	351,008	379,450
Weighted average common shares outstanding diluted	37,403,518	37,095,568	36,790,839

The dilutive effect of stock options and restricted stock was computed using the treasury stock method. Options to purchase 10,290, 101,406 and 114,540 shares of common stock that were outstanding at December 31, 2024, 2023 and 2022, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares and were therefore anti-dilutive.

On February 27, 2025, the Company's Board of Directors authorized the repurchase of up to $10.0 million in shares of its Common Stock effective March 10, 2025 (the “2025 Repurchase Program”). The 2025 Repurchase Program replaces the Company’s previously authorized 2013 repurchase program, which is hereby terminated, and will end on the first to occur of reaching the maximum amount of $10.0 million in repurchases or December 31, 2025. Repurchases under the 2025 repurchase program may be made in the open market at prevailing market prices, through accelerated share repurchases, through privately negotiated transactions, in block trades, and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations and the Company’s insider trading policy.

6. Restructuring

In August 2024, the Company announced the consolidation of its Atlantic, Iowa rotational molding facility into other rotational molding facilities to reduce the cost structure within the Material Handling segment. In December 2024, the Company reduced the scope of the consolidation to keep open its Atlantic, Iowa rotational molding facility as a result of increased demand for certain products produced in that facility. Total restructuring costs for these actions incurred were approximately $0.9 million during the year ended December 31, 2024, which includes inventory and other asset write downs, facility costs and employee severance, that were recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were not significant at December 31, 2024.

On May 29, 2024, the Company announced a restructuring plan to improve the Company’s organizational structure and operational efficiency within the Distribution Segment, which related primarily to planned facility consolidations and associated activities to simplify its distribution network and improve service by reducing complexity. Total restructuring costs incurred related to these actions during the year ended December 31, 2024, were approximately $1.4 million, which includes inventory write-downs, employee severance and other facility costs related to the consolidations, which were recorded within both Cost of sales and Selling, general and administrative. In January 2025, the Company announced an additional facility consolidation associated with this initiative. Accrued and unpaid restructuring expenses were not significant at December 31, 2024 and remaining costs to complete the consolidations are expected to be approximately $2.5 million, to be incurred through 2028 related primarily to idled lease facility and maintenance costs.

In conjunction with the Company's previously announced Ameri-Kart plan the Company incurred $2.3 million and $1.0 million of restructuring charges during the years ended December 31, 2024 and 2023, respectively, which were recorded within both Cost of sales and Selling, general and administrative. The Company also incurred $0.7 million of restructuring charges during the year ended December 31, 2022, which were recorded within Cost of sales and $0.3 million related to loss on disposal of fixed assets during the year ended December 31, 2022. On May 7, 2024, the Company entered into a termination agreement to exit the idled lease facility, in conjunction with the Ameri-Kart plan, for which the original lease extended through 2026 and a termination payment of $1.8 million was recorded to satisfy all remaining obligations under the original lease. The Ameri-Kart plan is now complete and there were no remaining accrued and unpaid restructuring expenses at December 31, 2024 or December 31, 2023.

Severance charges from other restructuring initiatives to reduce and streamline overhead costs during the years ended December 31, 2024 and 2023 totaled $2.9 million and $1.5 million, respectively, which were recorded within both Cost of Sales and Selling, general and administrative. No restructuring charges were accrued at December 31, 2024 or December 31, 2023.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

7. Other Liabilities

The balance of Other current liabilities is comprised of the following:

	December 31,	December 31,
	2024	2023
Customer deposits and accrued rebates	$6,761	$6,458
Dividends payable	5,613	5,900
Accrued litigation, claims and professional fees	110	2,868
Current portion of environmental reserves	6,605	8,205
Hedge contract liability	753	—
Other accrued expenses	6,952	5,041
	$26,794	$28,472

The balance of Other liabilities (long-term) is comprised of the following:

	December 31,	December 31,
	2024	2023
Environmental reserves	$9,984	$9,357
Supplemental executive retirement plan liability	270	548
Pension liability	79	135
Hedge contract liability	2,490	—
Other long-term liabilities	2,480	2,068
	$15,303	$12,108

8. Stock Compensation

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

Stock compensation expense was approximately $1.7 million, $6.7 million and $7.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in Selling, general and administrative expenses. Changes in expected performance under performance share award arrangements can cause volatility in stock compensation expense. Total unrecognized compensation cost related to non-vested share-based compensation arrangements at December 31, 2024 was approximately $3.6 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

There were no options granted in 2024, 2023 and 2022. Options exercised in 2024, 2023 and 2022 were as follows:

Year	Options Exercised	Exercised Price
2024	102,468	$18.58 to $21.30
2023	62,551	$11.62 to $18.69
2022	83,102	$12.96 to $21.30

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

In addition, options totaling 20, 43,729 and 588 expired or were forfeited during the years ended December 31, 2024, 2023 and 2022, respectively.

Options outstanding and exercisable at December 31, 2024, 2023 and 2022 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2024	16,114	$11.62 to $21.30	16,114	$17.43
2023	118,602	$11.62 to $21.30	118,602	$20.35
2022	224,882	$11.62 to $21.30	224,882	$18.82

The following table provides a summary of stock option activity for the period ended December 31, 2024:

	Shares	Average Exercise Price	Weighted Average Life (in Years)
Outstanding at December 31, 2023	118,602	$20.35
Options granted	—	—
Options exercised	(102,468)	20.81
Canceled or forfeited	—	—
Expired	(20)	20.93
Outstanding at December 31, 2024	16,114	17.43	2.63
Exercisable at December 31, 2024	16,114	$17.43	2.63

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2024, 2023 and 2022 was $0.1 million, $0.4 million and $0.3 million, respectively. There is no intrinsic value of stock options outstanding at December 31, 2024 as the closing stock price at the end of 2024 was below the weighted average exercise price of stock options outstanding at December 31, 2024.

The following table provides a summary of restricted stock units, including performance-based restricted stock units, and restricted stock activity for the year ended December 31, 2024:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2023	845,711
Granted	535,127	$19.23
Vested	(323,523)	$19.28
Canceled or forfeited	(113,460)	$20.05
Unvested shares at December 31, 2024	943,855

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a one or three year period. Restricted stock units are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At December 31, 2024, restricted stock awards had vesting periods through December 2027. Included in the December 31, 2024 unvested shares are 624,541 performance-based restricted stock units.

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

New Idria Mercury Mine

In September 2015, the U.S. Environmental Protection Agency (“EPA”) informed a subsidiary of the Company, Buckhorn, Inc. (“Buckhorn”) via a notice letter and related documents (the “Notice Letter”) that it considers Buckhorn to be a potentially responsible party (“PRP”) in connection with the New Idria Mercury Mine site (“New Idria Mine”). New Idria Mining & Chemical Company (“NIMCC”), which owned and/or operated the New Idria Mine through 1976, was merged into Buckhorn Metal Products Inc. in 1981, which was subsequently acquired by Myers Industries, Inc. in 1987. As a result of the EPA Notice Letter, Buckhorn and the Company entered into an Administrative Order of Consent (“AOC”) with the EPA for the Remedial Investigation/Feasibility Study (“RI/FS”) to determine the extent of remediation necessary and the screening of alternatives. The AOC and related Statement of Work (“SOW”) were effective as of November 27, 2018, the date that it was executed by the EPA. The AOC requires a $2 million letter of credit to be provided for the duration of the RI/FS as assurance of Buckhorn's performance obligations.

All reasonably estimable costs related to the environmental remediation are accrued. These costs are comprised primarily of estimates to perform the RI/FS, identification of possible other PRPs, EPA oversight fees, past cost claims made by the EPA, periodic monitoring, and responses to demands issued by the EPA under the AOC. It is possible that adjustments to the aforementioned reserves will be necessary as new information is obtained, including after finalization and EPA approval of the work plan for the RI/FS. Estimates of Buckhorn’s liability are based on current facts, laws, regulations and technology. Estimates of Buckhorn’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA and the number and financial condition of other PRPs that may be named, as well as the extent of their responsibility for the remediation. Beginning in late 2021 and continuing through the current period, Buckhorn and the EPA continue to actively discuss the scope of the activities in the work plan for the RI/FS, resulting in changes to the estimated costs to perform the RI/FS work plan from time to time. Cost estimates will continue to be refined as the work plans for the RI/FS and the ultimate remediation are finalized and as the activities are performed over a period expected to last several years.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $25.1 million of cumulative charges, made cumulative payments of $14.6 million and received insurance recoveries of $6.2 million through December 31, 2024. For the years ended December 31, 2024, 2023 and 2022, the following undiscounted activity was recorded in connection with the New Idria Mercury Mine:

	For the Year Ended December 31,
	2024	2023	2022
Beginning reserve balance	$13,182	$11,855	$8,213
Changes in estimated environmental liability	3,100	6,500	4,400
Payments made (1) (4)	(3,857)	(5,173)	(758)
Ending reserve balance (2)	$12,425	$13,182	$11,855

Beginning receivable balance	$7,245	$6,000	$—
Changes in estimated insurance recovery	3,300	3,300	6,000
Insurance recovery reimbursements	(2,141)	(2,055)	—
Ending receivable balance (3)	$8,404	$7,245	$6,000

(1) Payments made in the years ended December 31, 2022 were offset by insurance refunds of $0.8 million. In the fourth quarter of 2022, Buckhorn reached an agreement with respect to certain insurance coverage related to defense costs for which recovery of accrued costs are recorded as a receivable to the extent such recovery is determined to be probable under this agreement.

(2) As of December 31, 2024, Buckhorn has a total ending reserve balance of $12.4 million related to the New Idria Mine, of which $6.5 million is classified in Other current liabilities and $5.9 million in Other liabilities (long-term).

(3) As of December 31, 2024, Buckhorn has a total receivable balance related to the probable insurance recovery of $8.4 million, of which $3.9 million is classified in Other accounts receivable and $4.5 million is classified in Other (long-term).

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

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. In the year ended December 31, 2022, expense of $3.0 million was recorded in Selling, general and administrative expenses based on the updated information received from the County. No additional costs were incurred related to New Almaden in the years ended December 31, 2024 and December 31, 2023 and payments of $0.1 million were made for the year ended December 31, 2023. As of December 31, 2024, Buckhorn has a total reserve of $4.4 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.1 million is classified in Other liabilities (long-term) on the Consolidated Statements of Financial Position.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Other Matters

On February 14, 2023, a lawsuit was filed by Nan Morgan McCartney in the Circuit Court of Escambia County, Florida against the Company, Scepter US Holding Company, Scepter Manufacturing, LLC, Scepter Canada Inc., Walmart Inc., and Wal-Mart Stores East, LP. The complaint seeks compensatory damages and court costs for harm caused to Ms. McCartney allegedly arising from use of a 5-gallon portable fuel container manufactured by a Scepter company and alleges amounts in controversy in excess of $30 thousand exclusive of costs. The case has been removed to the Northern District of Florida, Pensacola Division. The Myers' defendants filed their Answer to the Complaint on April 25, 2023. On May 19, 2023 the Court filed a Final Scheduling Order. Defendants have served written discovery on Plaintiff. Plaintiff was deposed on September 6, 2023. On January 12, 2024 Myers and Walmart signed a joint defense agreement. Depositions of fact witnesses, and corporate representatives are complete. Expert depositions are scheduled throughout February 2025. Mediation is scheduled for April 18, 2025. The Company cannot assess with any meaningful probability the outcome or the potential damages. Scepter has maintained insurance policies, which it believes will cover a substantial portion of the defense costs incurred in this matter.

10. Long-Term Debt and Loan Agreements

Long-term debt at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Amended Loan Agreement - Revolving Credit Facility	$—	$20,000
Amended Loan Agreement - Term Loan A	382,000	—
5.25% Senior Unsecured Notes due January 15, 2024	—	11,000
5.30% Senior Unsecured Notes due January 15, 2024	—	15,000
5.45% Senior Unsecured Notes due January 15, 2026	—	12,000
	382,000	58,000
Less unamortized deferred financing costs	7,041	13
	374,959	57,987
Less current portion long-term debt	19,649	25,998
Long-term debt	$355,310	$31,989

On February 8, 2024, the Company entered into Amendment No. 1 to the Seventh Amended and Restated Loan Agreement (“Amendment No. 1”), which amended the Seventh Amended and Restated Loan Agreement (the "Loan Agreement”) dated September 29, 2022 (collectively, the “Amended Loan Agreement”). Amendment No. 1, among other things, permitted the acquisition of Signature Systems and provided a new 5-year $400 million term loan facility (“Term Loan A”). Term Loan A will amortize in eight quarterly installment payments of $5 million beginning June 30, 2024, quarterly installment payments of $10 million thereafter, and any remaining balance due upon maturity. Term Loan A may be voluntarily prepaid at any time, in whole or in part, without penalty or premium, however, all amounts repaid or prepaid in respect of Term Loan A may not be reborrowed. In December 2024, the Company voluntarily prepaid $3 million of the Term Loan A.

Amendment No. 1 did not change the existing revolving credit facility’s maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million, of which $8.5 million was related to Term Loan A and included in Long-term debt and Long-term debt - current portion and $0.7 million was related to the Revolving Credit Facility and included in Other Assets (long-term). These deferred financing fees are being amortized to Interest expense over their respective terms to maturity. Remaining deferred financing fees on the Revolving Credit Facility were $1.3 million and $1.1 million as of December 31, 2024 and December 31, 2023, respectively, and remaining unamortized deferred financing costs under the Term Loan A totaled $7.0 million as of December 31, 2024.

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

On September 29, 2022, the Company entered into a Seventh Amended and Restated Loan Agreement (the “Seventh Amendment”), which amended the Sixth Amended and Restated Loan Agreement, dated March 12, 2021. The Seventh Amendment, among other things, extended the maturity date to September 2027 from March 2024. The Seventh Amendment did not change the senior revolving credit facility's $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility, or the outstanding letters of credit. In connection with the Seventh Amendment, the Company incurred $0.9 million of deferred financing fees, which are included in Other assets (long-term) and being amortized to Interest expense over the term of the Loan Agreement.

As of December 31, 2024, the Company had $244.7 million available under the Amended Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.3 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges to all of the Company's assets (except with respect to certain assets that are customarily excluded for the incurrence of such liens).

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

Amortization expense of the deferred financing costs was $1.9 million, $0.3 million, and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in Interest expense.

The weighted average interest rate on borrowings under the Company’s long-term debt was 8.46% for 2024, 6.86% for 2023, and 4.87% for 2022, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At December 31, 2024, the remaining notional value of the Company's interest rate swap totaled $192.5 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described above and in Note 1.

As of December 31, 2024, the Company was in compliance with all of its debt covenants associated with its Amended Loan Agreement. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The ratios as of and for the period ended December 31, 2024 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	4.20
Net Leverage Ratio	4.00 to 1 (maximum)	2.69

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

11. Income Taxes

The Company's effective tax rate was 46.8%, 26.0% and 22.9% in 2024, 2023 and 2022, respectively. A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes - net of federal tax benefit	6.5	2.8	2.0
Foreign tax rate differential	3.3	1.5	0.6
Non-deductible expenses	17.9	0.4	0.4
Tax carryforward expiration	—	—	2.5
Changes in unrecognized tax benefits	—	—	(1.0)
Valuation allowances	—	—	(2.3)
Other	(1.9)	0.3	(0.3)
Effective tax rate for the year	46.8%	26.0%	22.9%

Income before income taxes was attributable to the following sources:

	2024	2023	2022
United States	$3,409	$55,553	$66,646
Foreign	10,134	10,503	11,564
Totals	$13,543	$66,056	$78,210

Income tax expense consisted of the following:

	Year ended December 31,
	2024	2023	2022
Current:
Federal	$7,877	$11,296	$11,583
State and local	2,013	2,237	1,739
Foreign	2,500	2,617	2,549
Total current provision	12,390	16,150	15,871
Deferred:
Federal	(5,195)	617	1,675
State and local	(903)	62	230
Foreign	50	360	167
Total deferred provision	(6,048)	1,039	2,072
Provision for income taxes	$6,342	$17,189	$17,943

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Significant components of the Company’s deferred taxes as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred income tax assets
Compensation accruals	$2,372	$2,487
Inventory valuation	3,094	2,515
Allowance for uncollectible accounts	931	672
Non-deductible accruals	3,983	4,040
Operating lease liability	6,438	6,025
Finance lease liability	1,809	1,934
Goodwill	3,766	—
Other deductible non-goodwill intangibles	5,420	5,473
Interest limitation carryforward	2,759	—
Capital loss carryforwards	127	127
Net operating loss carryforwards	54	73
	30,753	23,346
Valuation allowance	(127)	(127)
	30,626	23,219
Deferred income tax liabilities
Property, plant and equipment	15,492	12,208
Goodwill and indefinite-lived intangibles	14,410	10,254
Non-deductible intangibles	22,056	—
Right of use asset - operating leases	6,418	5,878
Finance lease assets	1,665	1,820
State deferred taxes	3,256	18
Other	1,008	1,492
	64,305	31,670
Net deferred income tax liability	$(33,679)	$(8,451)

In 2022, the Company impaired its investment in a joint venture, as described in Note 1, incurring a capital loss for which a deferred tax asset of $0.1 million was recorded. As of December 31, 2022 a valuation allowance of $0.1 million was recorded against this capital loss deferred tax asset, as the recovery is not more likely than not.

As of December 31, 2024, the Company has interest limitation carryforwards of $2.8 million, which do not expire. The Company believes it is more likely than not that the interest limitation carryforwards will be realized. The determination was made based upon projections of future book and taxable income.

In 2024, the Company realized a $1.9 million benefit from an net operating loss ("NOL") carryforward acquired in the Signature acquisition described in Note 3. There is no benefit to future years after full utilization of the NOL carryforward in 2024.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2024	2023	2022
Balance at January 1	$—	$—	$774
Increases related to previous year tax positions	1,339	—	—
Reductions due to lapse of applicable statute of limitations	—	—	(774)
Balance at December 31	$1,339	$—	$—

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.3 million, $0.0 million and $0.0 million at December 31, 2024, 2023 and 2022, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of December 31, 2024, the Company is no longer subject to U.S. Federal examinations by tax authorities for tax years before 2021. The company is subject to state and local income tax examinations for tax years 2020 through 2023. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2020 through 2023.

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

Net periodic pension cost of the Plan for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Interest cost	$222	$233	$162
Expected return on assets	(125)	(144)	(156)
Amortization of net loss	64	70	67
Net periodic pension cost	$161	$159	$73

The reconciliation of changes in the Plan’s projected benefit obligations and assets are as follows:

	December 31,
	2024	2023
Change in benefit obligation:
Projected benefit obligation at beginning of year	$4,766	$4,783
Interest cost	222	233
Actuarial (gain) loss	(291)	84
Benefits paid	(417)	(334)
Projected benefit obligation at end of year	$4,280	$4,766
Change in plan assets:
Fair value of plan assets at beginning of year	$4,631	$4,599
Actual return on plan assets	(13)	316
Company contributions	—	50
Benefits paid	(417)	(334)
Fair value of plan assets at end of year	$4,201	$4,631
Funded status	$(79)	$(135)

The Plan’s funded status shown above is included in Other liabilities - long-term in the Company’s Consolidated Statements of Financial Position at December 31, 2024 and 2023. In 2024 the Company began the process to terminate the Plan and expects the Plan to be fully terminated in 2025. The Company expects to make contributions of $0.4 million in 2025 and does not plan to make voluntary contributions other than as required in the termination process. Because the Plan has been frozen, the accumulated benefit obligation is equal to the projected benefit obligation. The actuarial gain incurred during the year ended December 31, 2024 was due to an increase in the discount rate whereas the actuarial loss incurred during the year ended December 31, 2023 was due to a decrease in the discount rate for benefit obligations.

The assumptions used to determine the Plan’s net periodic benefit cost and benefit obligations are as follows:

	December 31,
	2024	2023	2022
Discount rate for net periodic pension cost	4.85%	5.05%	2.65%
Discount rate for benefit obligations	5.40%	4.85%	5.05%
Expected long-term return of plan assets	5.00%	5.25%	4.50%

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

The fair value of Plan assets at December 31, 2024 and 2023 consist of mutual funds valued at $0.4 million and $0.5 million, respectively, and pooled separate accounts valued at $3.8 million and $4.1 million. Fair values of all Plan assets are categorized as Level 1. Mutual fund values are determined based on period end closing quoted prices in active markets. The pooled separate accounts are measured at net asset value, which is made readily available to investors. Each of the pooled separate accounts invest in multiple fixed securities and provide for daily redemptions by the plan with no advance notice requirements and have redemption prices that are also determined by the fund’s net asset value per unit with no redemption fees.

The weighted average asset allocations for the Plan at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
U.S. equities securities	10%	11%
U.S. debt securities	90%	89%
	100%	100%

Benefit payments projected for the Plan are as follows:

2025	$360
2026	360
2027	360
2028	350
2029	350
2030-2034	1,690

The Company maintains defined contribution plans for its U.S.-based employees, who are not covered under defined benefit plans and have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of, $4.9 million, $4.5 million and $4.2 million in 2024, 2023 and 2022, respectively.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain former senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Net expense (benefit) related to the SERP was not meaningful for the years ended December 2024, 2023 and 2022, respectively. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 5.4% at December 31, 2024 and 4.9% at December 31, 2023. The SERP liability was approximately $0.6 million and $0.9 million at December 31, 2024 and 2023, respectively, and is included in Accrued employee compensation and Other liabilities - long-term on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

13. Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for manufacturing facilities, distribution centers, warehouses, office space and equipment, with remaining lease terms of one to eleven years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the Consolidated Statements of Financial Position; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Operating leases with an initial term greater than 12 months are included in Right of use asset – operating leases (“ROU assets”), Operating lease liability – short-term, and Operating lease liability – long-term and finance leases are included in Property, plant and equipment, Finance lease liability – short-term, and Finance lease liability – long-term in the Consolidated Statements of Financial Position.

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

Amounts included in the Consolidated Statements of Financial Position related to leases were:

		December 31,	December 31,
	Classification	2024	2023
Assets:
Operating lease assets	Right of use asset - operating leases	$30,561	$27,989
Finance lease assets	Property, plant and equipment, net	7,927	8,668
Total lease assets		$38,488	$36,657

Liabilities:
Current	Operating lease liability - short-term	$6,597	$5,943
Long-term	Operating lease liability - long-term	23,700	22,352
Total operating lease liabilities		30,297	28,295
Current	Finance lease liability - short-term	621	593
Long-term	Finance lease liability - long-term	7,994	8,615
Total finance lease liabilities		8,615	9,208
Total lease liabilities		$38,912	$37,503

The components of lease expense include:

		For the Year Ended December 31,
Lease Cost	Classification	2024	2023	2022
Operating lease cost (1) (2)	Cost of sales	$8,736	$6,193	$5,673
Operating lease cost (1)	Selling, general and administrative expenses	3,880	3,354	2,884
Finance lease cost
Amortization expense	Cost of sales	741	720	689
Interest expense on lease liabilities	Interest expense, net	327	337	340
Total lease cost		$13,684	$10,604	$9,586
(1)
Includes short-term leases and variable lease costs, which are immaterial
(2)
Operating lease costs included in Cost of sales for the year ended December 31, 2024, includes a $1.8 million termination charge related to exiting an idled lease facility, as described in Note 6

Supplemental cash flow information related to leases was as follows:

	For the Year Ended December 31,
Supplemental Cash Flow Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,157	$7,580	$6,941
Operating cash flows from finance leases	$327	$337	$340
Financing cash flows from finance leases	$593	$542	$500
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$6,919	$6,143	$4,371
Finance leases	$—	$313	$—

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	4.93	5.67
Finance leases	11.00	11.99
Weighted-average discount rate:
Operating leases	6.3%	4.7%
Finance leases	3.7%	3.7%

Maturity of Lease Liabilities - As of December 31, 2024	Operating Leases	Finance Leases	Total
2025	$8,253	$924	$9,177
2026	7,711	924	8,635
2027	6,877	945	7,822
2028	4,899	950	5,849
2029	3,207	950	4,157
After 2029	3,841	5,758	9,599
Total lease payments	34,788	10,451	45,239
Less: interest	(4,491)	(1,836)	(6,327)
Present value of lease liabilities	$30,297	$8,615	$38,912

14. Segments

The Company manages its business under two operating segments, Material Handling and Distribution, consistent with the manner in which the Chief Operating Decision Maker ("CODM") evaluates performance and makes resource allocation decisions. The Company's CODM is the Chief Executive Officer. None of the reportable segments include operating segments that have been aggregated. These segments contain individual business components that have been combined on the basis of common management, customers, products, production processes and other economic characteristics. Intersegment sales are recorded with a reasonable margin and are eliminated in consolidation.

The Material Handling Segment manufactures a broad selection of durable plastic reusable products that are used repeatedly during the course of their service life. At the end of their service life, these highly sustainable products can be recovered, recycled, and reprocessed into new products. The Material Handling Segment’s products include a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, composite ground protection matting, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded, compression molded or blow molded. This segment conducts its primary operations in the United States and Canada, but also exports globally. Markets served include industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, construction, infrastructure and consumer, among others. Products are sold both directly to end-users and through distributors. The acquisition of Signature, as described in Note 3, is included in the Material Handling Segment.

The Distribution Segment is engaged in the distribution of equipment, tools, and supplies used for tire servicing and automotive under-vehicle repair and the manufacture of tire repair and retreading products. The product line includes categories such as tire valves and accessories, tire changing and balancing equipment, lifts and alignment equipment, service equipment and tools, and tire repair/retread supplies. The Distribution Segment also manufactures and sells certain traffic markings, including reflective highway marking tape. The Distribution Segment operates domestically through its regional and customer-focused sales team with strategically located regional distribution centers in the United States, and in certain foreign countries through export sales. In addition, the Distribution Segment operates directly in certain foreign markets, principally Central America, through foreign branch operations. Markets served include retail and truck tire dealers, commercial auto and truck fleets, truck stop operations, auto dealers, general service and repair centers, tire retreaders, and government agencies. The acquisition of Mohawk, as described in Note 3, is included in the Distribution Segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Total sales from foreign business units were approximately $46.3 million, $46.1 million, and $54.2 million, for the years ended December 31, 2024, 2023 and 2022, respectively. Export sales from the Company's U.S. operations were approximately $37.1 million, $30.0 million, and $31.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Sales made to customers in Canada accounted for approximately 3.0%, 4.4%, and 4.3% of total net sales in 2024, 2023 and 2022, respectively. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, primarily in Canada, consisted of property, plant and equipment, and were approximately $10.2 million and $10.3 million at December 31, 2024 and 2023, respectively.

An analysis of the Company's operations by segment, including revenue by major market is as follows:

	For the Year Ended December 31, 2024
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Consumer	$96,174	$—	$—	$—	$96,174
Vehicle	107,178	—	—	—	107,178
Food and beverage	74,701	—	—	—	74,701
Industrial	240,910	—	—	(142)	240,768
Infrastructure	102,692	—	—	—	102,692
Auto aftermarket	—	214,768	—	—	214,768
Net sales	621,655	214,768	—	(142)	836,281
Cost of sales (2)	415,544	150,074	—	(142)	565,476
Selling, general and administrative expenses (1) (3) (5)	106,121	61,338	36,649	—	204,108
(Gain) loss on disposal of fixed assets	207	(7)	1	—	201
Impairment charges (6)	22,016	—	—	—	22,016
Operating income (loss) (4)	77,767	3,363	(36,650)	—	44,480
Interest expense, net					30,937
Income before income taxes					$13,543

Total assets	712,046	99,193	49,576	—	860,815
Capital additions, net	22,276	1,272	887	—	24,435
Depreciation and Amortization (9)	34,499	3,248	2,763	—	40,510

	For the Year Ended December 31, 2023
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Consumer	$92,380	$—	$—	$—	$92,380
Vehicle	123,155	—	—	—	123,155
Food and beverage	118,063	—	—	—	118,063
Industrial	221,661	—	—	(67)	221,594
Infrastructure	—	—	—	—	—
Auto aftermarket	—	257,875	—	—	257,875
Net sales	555,259	257,875	—	(67)	813,067
Cost of sales	376,002	178,046	—	(67)	553,981
Selling, general and administrative expenses (1) (3) (5) (8)	79,352	68,874	38,650	—	186,876
(Gain) loss on disposal of fixed assets	(183)	(12)	—	—	(195)
Operating income (loss) (4)	100,088	10,967	(38,650)	—	72,405
Interest expense, net					6,349
Income before income taxes					$66,056

Total assets	383,734	112,323	45,574	—	541,631
Capital additions, net	20,452	1,666	737	—	22,855
Depreciation and Amortization (9)	18,917	3,197	985	—	23,099

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Year Ended December 31, 2022
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Consumer	$113,339	$—	$—	$—	$113,339
Vehicle	165,139	—	—	—	165,139
Food and beverage	125,111	—	—	—	125,111
Industrial	244,030	—	—	(38)	243,992
Infrastructure	—	—	—	—	—
Auto aftermarket	—	251,966	—	—	251,966
Net sales	647,619	251,966	—	(38)	899,547
Cost of sales	443,380	172,839	—	(38)	616,181
Selling, general and administrative expenses (1) (3)	100,827	62,662	36,000	—	199,489
(Gain) loss on disposal of fixed assets	(667)	—	—	—	(667)
Other (income) expenses (7)	—	603	—	—	603
Operating income (loss) (4)	104,079	15,862	(36,000)	—	83,941
Interest expense, net					5,731
Income before income taxes					$78,210

Total assets	385,722	119,652	37,260	—	542,634
Capital additions, net	22,528	705	1,059	—	24,292
Depreciation and Amortization (9)	17,814	2,889	954	—	21,657

(1) The Company recognized $(0.2) million, $3.2 million and $1.4 million of expense (income) related to the estimated environmental reserve, net of expected insurance recoveries in the years ended December 31, 2024, 2023 and 2022, respectively, as described in Note 9. Environmental charges are not included in segment results and are shown with Corporate.

(2) The Company recognized $4.5 million of non-cash inventory step-up that was amortized to Cost of sales for the year ended December 31, 2024, related to the reporting of inventory at fair value in conjunction with the acquisition of Signature, as described in Note 3.

(3) The Company incurred $4.6 million, $3.1 million and $1.0 million of acquisition related costs associated with the acquisitions of Signature and Mohawk, as described in Note 3, for the years ended December 31, 2024, 2023, and 2022, respectively, of which $4.3 million, $2.7 million and $0.6 million are included in Corporate, for the years ended December 31, 2024, 2023, and 2022, respectively, $0.3 million is included in Material Handling's results, for the year ended December 31, 2024 and $0.4 million is included in Distribution's results, for the years ended December 31, 2023 and 2022. Corporate costs also include $1.3 million of consulting costs to improve the Company's capabilities to screen and execute large acquisitions for the year ended December 31, 2023.

(4) The Company incurred $7.5 million, $2.5 million and $0.7 million of restructuring costs, included within both Cost of Sales and Selling, general and administrative, associated with the restructuring initiatives described in Note 6, for the years ended December 31, 2024, 2023, and 2022, respectively, of which $3.9 million, $1.5 million and $0.7 million are included in Material Handling, $1.4 million, $0.9 million and $0.0 million are included in Distribution's results and $2.3 million, $0.2 million and $0.0 million are included in Corporate's results, for the years ended December 31, 2024, 2023, and 2022, respectively.

(5) The Company recognized $1.4 million of executive severance which is included in Corporate's results for the year ended December 31, 2024. In the year ended December 31, 2023 the Company recognized $0.7 million of executive severance, of which $0.4 million was recognized in the Distribution Segment related to severance and benefits and $0.3 million was recognized in Corporate related to charges for the acceleration of stock compensation.

(6) The Company recognized $22.0 million of non-cash impairment charges, as described in Note 4, for the year ended December 31, 2024, which are included in Material Handling's results.

(7) In the year ended December 31, 2022, the Company recognized a $0.6 million impairment loss on an investment in a legacy joint venture within the Distribution Segment as described in Note 1.

(8) In the year ended December 31, 2023, the Company recognized a $10 million recovery of legal costs within the Material Handling Segment related to a settlement agreement with one of its insurers. $6.7 million of these recovered costs were originally incurred prior to 2023.

(9) Corporate depreciation and amortization includes amortization of deferred financing costs of $1.9 million, $0.3 million and $0.4 million in the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company carries out a variety of procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

Excluding the Signature acquisition, as described below, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

On February 8, 2024, the Company acquired the stock of Signature Systems as described more fully in Note 3 to the consolidated financial statements. Signature represented approximately 9% of the Company's consolidated total assets (excluding acquired goodwill and intangible assets) at December 31, 2024 and approximately 12% of the Company's consolidated net sales for the year ended December 31, 2024. As permitted by the Securities and Exchange Commission, management has elected to exclude Signature from its assessment of internal control over financial reporting as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Aaron M. Schapper	Grant E. Fitz
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Myers Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myers Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Signature Systems, which is included in the 2024 consolidated financial statements of the Company and constituted approximately 9% of the Company's consolidated total assets (excluding acquired goodwill and intangible assets) at December 31, 2024 and approximately 12% of the Company's consolidated net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Signature Systems.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and our report dated March 6, 2025 expressed an unqualified opinion thereon.

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

March 6, 2025

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

ITEM 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

For information about the directors of the Company, see the sections titled “Proposal No. 1 – Election of Directors”, “Nominees,” “Corporate Governance Guidelines,” “Corporate Governance and Compensation Practices,” “Board and Committee Independence,” “Board Committees and Meetings,” “Committee Charters and Policies,” and “Shareholder Nomination Policy” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 24, 2025 (“Proxy Statement”), which is incorporated herein by reference.

The Company has established a separately-designated standing audit committee in compliance with the Exchange Act Section 3(a)(58)(A). The members of the Audit Committee are Yvette Dapremont Bright, William A. Foley, F. Jack Liebau, Jr. and Lori Lutey. Each member of the Company’s Audit Committee is financially literate and independent as defined under the Company’s Independence Criteria Policy and the independence standards set by the New York Stock Exchange. The Board has identified William A. Foley, F. Jack Liebau, Jr. and Lori Lutey as “Audit Committee Financial Experts.”

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

Our Board of Directors has adopted Charters for each of the Audit Committee, the Compensation Committee, and the Governance Committee as well as Corporate Governance Guidelines as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.

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

ITEM 11. Executive Compensation

See the sections titled “Director Compensation,” “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested for Fiscal Year End 2024,” “Nonqualified Deferred Compensation,” “Severance Arrangements upon Termination Including Change in Control,” “Summary of Potential Termination Payments and Benefits,” “Risk Assessment of Compensation Practices,” “CEO Pay Ratio,” “Compensation and Management Development Committee Interlocks and Insider Participation,” and “Compensation and Management Development Committee Report on Executive Compensation” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the section titled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement, which is incorporated herein by reference.

	(A)		(B)		(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	959,969	(1)	$17.43	(2)	2,002,836
Equity Compensation Plans Not Approved by Security Holders	–0–		–0–		–0–
Total	959,969				2,002,836

(1)
This information is as of December 31, 2024 and includes outstanding stock option and restricted stock unit awards, including performance-based restricted stock unit awards, granted under the 2024 Incentive Stock Plan, 2021 Incentive Stock Plan and the 2017 Incentive Stock Plan.
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

15. (A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

•
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB Firm ID No. 42)
•
Consolidated Statements of Operations For The Years Ended December 31, 2024, 2023 and 2022
•
Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2024, 2023 and 2022
•
Consolidated Statements of Financial Position As of December 31, 2024 and 2023
•
Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2024, 2023 and 2022
•
Consolidated Statements of Cash Flows For The Years Ended December 31, 2024, 2023 and 2022
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

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
4	Description of Capital Stock. Reference is made to Exhibit 4 to Form 10-K filed with the Commission on March 11, 2021.
10.1	Amendment to Myers Industries, Inc. Employee Stock Purchase Plan effective October 1, 2022. Reference is made to Exhibit 10.2 to Form 10-K filed with the Commission on March 3, 2023.
10.2	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.4 to Form 10-Q filed with the Commission on May 6, 2021.
10.3	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
10.4

Non-Competition and Confidentiality Agreement between Myers Industries, Inc. and Michael P. McGaugh dated April 6, 2020*. Reference is made to Exhibit 10.2 to the Form 8-K filed with the Commission on March 16, 2020.

10.5	Offer Letter to Aaron M. Schapper dated November 21, 2024*. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on November 22, 2024.
10.6

Administrative Settlement Agreement and Order on Consent For Remedial Investigation/Feasibility Study, effective November 27, 2018, by and between the United States Environmental Protection Agency and Buckhorn, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 13, 2018.

10.7	Executive Nonqualified Excess Plan effective January 1, 2018*. (filed herewith)
10.8

Form of 2023 Restricted Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 4, 2023.

10.9

Form of 2023 Performance Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the Commission on May 4, 2023.

10.10	Myers Industries, Inc. Senior Officer Severance Plan (as amended).* Reference is made to Exhibit 10.16 to Form 10-K filed with the Commission on March 5, 2024.

10.11

Sixth Amended and Restated Loan Agreement dated March 12, 2021, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K and filed with the Commission on March 16, 2021.

10.12	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement for Executive Officers.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on November 1, 2023.
10.13	Myers Industries, Inc. 2024 Long-Term Incentive Plan.* Reference is made to Exhibit 10.2 to Form 8-K filed with the SEC on April 25, 2024.
10.14

Form of 2024 Restricted Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 7, 2024.

10.15

Form of 2024 Performance Stock Unit Award Agreement for Executive Officers under the Myers Industries, Inc. 2024 Long-Term Incentive Plan.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the Commission on August 1, 2024.

10.16	Myers Industries, Inc. 2021 Long-Term Incentive Plan.* Reference is made to Exhibit 99.1 to Form S-8 filed with the Commission on April 29, 2021.
10.17

Form of 2022 Restricted Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 5, 2022.

10.18

Form of 2022 Performance Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the Commission on May 5, 2022.

10.19

Seventh Amended and Restated Loan Agreement, dated September 29, 2022, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent.**Reference is made to Exhibit 10.1 to Form 8-K filed with the SEC on October 4, 2022.

10.20

Amendment No. 1 to Seventh Amended and Restated Loan Agreement, dated February 8, 2024, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent.*** Reference is made to Exhibit 10.1 to Form 8-K filed with the SEC on February 9, 2024.

10.21	Agreement with Dave Basque dated September 9, 2024.* Reference is made to Exhibit 10.1 to Form 8-K filed with the SEC on September 9, 2024.
10.22	Form of Executive Retention Cash Bonus Award dated September 9, 2024.* Reference is made to Exhibit 10.2 to Form 8-K filed with the SEC on September 9, 2024.
10.23	2025 Non-employee Director Compensation.* (filed herewith)
14	Myers Industries, Inc. Code of Ethics and Business Conduct. Reference is made to Exhibit 14.1 to Form 8-K filed with the Commission on March 1, 2024.
19	Myers Industries, Inc. Insider Trading Policy and Procedures. (filed herewith)
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney for Yvette Dapremont Bright, Ron DeFeo, William A. Foley, Jeffrey Kramer, F. Jack Liebau, Jr., Bruce M. Lisman, and Lori Lutey.
31.1	Certification of Aaron M. Schapper, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Grant E. Fitz, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of Aaron M. Schapper, President and Chief Executive Officer, and Grant E. Fitz, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy relating to recovery of erroneously awarded compensation. Reference is made to Exhibit 97.1 to Form 10-K filed with the Commission on March 5, 2024.
101

The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL includes: (i) Consolidated Statements of Financial Position (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Indicates executive compensation plan or arrangement.

** Pursuant to Item 601(a)(5) of Regulation S-K, exhibits and schedules were omitted from this initial filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule.

*** Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules were omitted from this initial filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted provisions, exhibit or schedule.

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

SIGNATURE	TITLE	DATE

/s/ Aaron M. Schapper	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2025
AARON M. SCHAPPER

/s/ Grant E. Fitz	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2025
GRANT E. FITZ

/s/ Yvette Dapremont Bright*	Director	March 6, 2025
YVETTE DAPREMONT BRIGHT

/s/ Ron DeFeo*	Director	March 6, 2025
RON DEFEO

/s/ William A. Foley*	Director	March 6, 2025
WILLIAM A. FOLEY

/s/ Jeffrey Kramer*	Director	March 6, 2025
JEFFREY KRAMER

/s/ F. Jack Liebau, Jr.*	Director	March 6, 2025
F. JACK LIEBAU, JR.

/s/ Bruce M. Lisman*	Director	March 6, 2025
BRUCE M. LISMAN

/s/ Lori Lutey*	Director	March 6, 2025
LORI LUTEY

*The above named Directors of the Registrant execute this report by Aaron M. Schapper and Grant E. Fitz, their attorneys-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 6th day of March 2025, and filed herewith.

By: /s/ Aaron M. Schapper	By: /s/ Grant E. Fitz
Aaron M. Schapper	Grant E. Fitz
Attorney-in-Fact	Attorney-in-Fact