Form 10-Q
period 2025-03-31
MYERS INDUSTRIES INC
filed 2025-05-01
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the issuer’s common stock, without par value, as of April 25, 2025 was 37,382,291 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended March 31,
	2025	2024
Net sales	$206,750	$207,102
Cost of sales	137,672	142,833
Gross profit	69,078	64,269
Selling, general and administrative expenses	44,755	47,113
Depreciation and amortization	4,458	3,921
Freight out	2,812	2,423
(Gain) loss on disposal of fixed assets	403	(67)
Operating income	16,650	10,879
Interest expense, net	7,386	6,079
Income before income taxes	9,264	4,800
Income tax expense	2,459	1,297
Net income	$6,805	$3,503
Net income per common share:
Basic	$0.18	$0.09
Diluted	$0.18	$0.09

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2025	2024
Net income	$6,805	$3,503
Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	(831)
Unrealized gain (loss) on interest rate swap contracts, net of tax expense (benefit) of ($480)	(1,450)	—
Realized (gain) loss on interest rate swap contracts reclassified to interest expense	85	—
Total other comprehensive income (loss)	(1,373)	(831)
Comprehensive income	$5,432	$2,672

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$35,302	$32,222
Trade accounts receivable, less allowances of $4,883 and $5,234, respectively	131,574	109,372
Other accounts receivable, net	10,936	12,654
Inventories, net	103,785	97,001
Prepaid expenses and other current assets	7,543	8,058
Total Current Assets	289,140	259,307
Property, plant, and equipment, net	135,993	137,564
Right of use asset - operating leases	29,413	30,561
Goodwill	255,545	255,532
Intangible assets, net	162,531	166,321
Deferred income taxes	205	205
Other	11,015	11,325
Total Assets	$883,842	$860,815

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$84,890	$71,049
Accrued employee compensation	17,986	14,731
Income taxes payable	6,634	4,623
Accrued taxes payable, other than income taxes	2,199	2,781
Accrued interest	261	267
Other current liabilities	23,617	26,794
Operating lease liability - short-term	6,717	6,597
Finance lease liability - short-term	627	621
Long-term debt - current portion	19,649	19,649
Total Current Liabilities	162,580	147,112
Long-term debt	363,733	355,310
Operating lease liability - long-term	22,527	23,700
Finance lease liability - long-term	7,834	7,994
Other liabilities	16,942	15,303
Deferred income taxes	32,803	33,884
Total Liabilities	606,419	583,303

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 37,348,771 and 37,262,566; net of treasury shares of 5,203,686 and 5,289,891, respectively)	23,015	22,923
Additional paid-in capital	324,631	325,163
Accumulated other comprehensive loss	(23,483)	(22,110)
Retained deficit	(46,740)	(48,464)
Total Shareholders’ Equity	277,423	277,512
Total Liabilities and Shareholders’ Equity	$883,842	$860,815

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended March 31, 2025
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2025	$22,923	$325,163	$(22,110)	$(48,464)	$277,512
Net income	—	—	—	6,805	6,805
Foreign currency translation adjustment	—	—	(8)	—	(8)
Interest rate swap, net of tax of ($480)	—	—	(1,365)	—	(1,365)
Shares issued under incentive plans, net of shares withheld for tax	139	(672)	—	—	(533)
Repurchase of common stock	(47)	(961)	—	—	(1,008)
Stock compensation expense	—	1,101	—	—	1,101
Declared dividends - $0.135 per share	—	—	—	(5,081)	(5,081)
Balance at March 31, 2025	$23,015	$324,631	$(23,483)	$(46,740)	$277,423

	Quarter Ended March 31, 2024
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2024	$22,608	$322,526	$(16,815)	$(35,519)	$292,800
Net income	—	—	—	3,503	3,503
Foreign currency translation adjustment	—	—	(831)	—	(831)
Shares issued under incentive plans, net of shares withheld for tax	226	308	—	—	534
Stock compensation expense	—	682	—	—	682
Declared dividends - $0.135 per share	—	—	—	(5,037)	(5,037)
Balance at March 31, 2024	$22,834	$323,516	$(17,646)	$(37,053)	$291,651

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$6,805	$3,503
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	9,895	8,497
Amortization of deferred financing costs	540	231
Amortization of acquisition-related inventory step-up	—	3,115
Non-cash stock-based compensation expense	1,101	682
(Gain) loss on disposal of fixed assets	403	(67)
Other	(759)	(6)
Cash flows provided by (used for) working capital
Accounts receivable - trade and other, net	(20,557)	7,964
Inventories	(6,769)	186
Prepaid expenses and other current assets	515	885
Accounts payable and accrued expenses	18,957	(4,720)
Net cash provided by (used for) operating activities	10,131	20,270
Cash Flows From Investing Activities
Capital expenditures	(8,083)	(5,707)
Acquisition of business, net of cash acquired	—	(348,890)
Proceeds from sale of property, plant and equipment	76	75
Net cash provided by (used for) investing activities	(8,007)	(354,522)
Cash Flows From Financing Activities
Net borrowings (repayments) on revolving credit facility	13,000	(11,000)
Proceeds from Term Loan A	—	400,000
Repayments of Term Loan A	(5,000)	—
Repayments of senior unsecured notes	—	(38,000)
Payments on finance lease	(154)	(143)
Cash dividends paid	(5,317)	(5,345)
Proceeds from issuance of common stock	295	2,408
Shares withheld for employee taxes on equity awards	(828)	(1,874)
Repurchase of common stock	(1,008)	—
Deferred financing fees	—	(9,172)
Net cash provided by (used for) financing activities	988	336,874
Foreign exchange rate effect on cash	(32)	(182)
Net increase (decrease) in cash	3,080	2,440
Cash at January 1	32,222	30,290
Cash at March 31	$35,302	$32,730

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except where otherwise indicated)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2025 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2025.

In the first quarter of 2025, the Company updated its presentation of Depreciation and amortization expenses and third-party Freight out costs previously included in Selling, general and administrative expenses. Prior year amounts have been updated to conform to the current presentation as shown in the Condensed Consolidated Statements of Operations (Unaudited).

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

The Company has also entered into an interest rate swap contract to reduce its exposure to fluctuations in variable interest rates for future interest payments, as defined in Note 11. The Company uses significant other observable market data or assumptions (Level 2 inputs) in determining the fair value of its interest rate swap that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves. Refer to the derivative instruments section below for further information regarding the fair value measurements for the interest rate swap.

The purchase price allocation associated with the February 8, 2024 acquisition of Signature CR Intermediate Holdco, Inc. ("Signature" or "Signature Systems"), as described in Note 3, required fair value measurements using unobservable inputs which are considered Level 3 inputs. The fair value of the acquired intangible assets was determined using an income approach.

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

At March 31, 2025, the remaining notional value of the Company's interest rate swap totaled $190.0 million and the net fair value of the Company's interest rate swap contract was estimated to be an unrealized loss of $5.1 million, which is included in the Condensed Consolidated Statements of Financial Position (Unaudited) within Other current liabilities and Other liabilities (long-term) at $1.1 million and $4.0 million, respectively. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) ('AOCI') in the Condensed Consolidated Statements of Financial Position (Unaudited) and balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. The pre-tax balance of interest rate swap gain (loss) in AOCI for the quarter ended March 31, 2025 was $(1.9) million. As of March 31, 2025, $1.1 million of net interest rate swap losses recorded in AOCI are expected to be reclassified into earnings within the next twelve months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Interest Rate Swap (1)	Defined Benefit Pension Plans	Total
Balance at January 1, 2025	$(18,609)	$(2,400)	$(1,101)	$(22,110)
Other comprehensive income (loss) before reclassifications	(8)	(1,450)	—	(1,458)
Reclassification to (earnings) loss	—	85	—	85
Net current-period other comprehensive income (loss)	(8)	(1,365)	—	(1,373)
Balance at March 31, 2025	$(18,617)	$(3,765)	$(1,101)	$(23,483)

(1) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.5) million for the quarter ended March 31, 2025.

	Foreign Currency	Interest Rate Swap	Defined Benefit Pension Plans	Total
Balance at January 1, 2024	$(15,551)	$—	$(1,264)	$(16,815)
Other comprehensive income (loss) before reclassifications	(831)	—	—	(831)
Net current-period other comprehensive income (loss)	(831)	—	—	(831)
Balance at March 31, 2024	$(16,382)	$—	$(1,264)	$(17,646)

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

The changes in the allowance for credit losses included within Trade accounts receivable for the quarter ended March 31, 2025 and 2024 were as follows:

	2025	2024
Balance at January 1	$4,183	$2,989
Provision for expected credit loss, net of recoveries	147	922
Write-offs and other	(153)	(162)
Balance at March 31	$4,177	$3,749

Allowance for credit losses pertaining to the purchased credit deteriorated assets acquired in conjunction with the acquisition of Signature, as described in Note 3, are not included in the table above. These amounts total $3.2 million as of March 31, 2025 and are included net within Other accounts receivable and Other assets (long-term).

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	March 31,	December 31,	Statement of Financial Position
	2025	2024	Classification
Returns, discounts and other allowances	$(706)	$(1,051)	Trade accounts receivable
Right of return asset	$728	$456	Inventories, net
Customer deposits	$(2,252)	$(2,565)	Other current liabilities
Accrued rebates	$(2,922)	$(4,196)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Freight out expenses for the Company’s manufacturing business and as Cost of sales for the Company’s distribution business. Costs for shipments to customers in Freight out expenses were approximately $2.8 million and $2.4 million for the quarters ended March 31, 2025 and 2024, respectively, and in Cost of sales were approximately $2.6 million and $2.9 million for the quarters ended March 31, 2025 and 2024, respectively.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The purchase accounting has been finalized as of March 31, 2025 and the final allocation of consideration for the Signature acquisition is as follows:

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

Included in Accounts receivable and Other assets (long-term) of the table above are long term notes receivable with face value of $11.4 million and estimated fair value of $7.0 million based on a risk-adjusted income approach, of which $1.9 million was classified as current as of the date of acquisition. The long term notes receivable acquired were considered purchased credit deteriorated assets. At the acquisition date, the Company established a $3.2 million allowance for credit loss, which has been added to the fair value of the loan to determine its amortized cost basis. The $1.2 million difference between the amortized cost basis and unpaid principal represents a noncredit discount that will be amortized into interest income over the remaining lives of the long term notes receivable through their maturities in August 2026. Subsequent to the acquisition date, there was no change to the allowance for credit loss on the purchased credit deteriorated assets which have been evaluated through the period ended March 31, 2025.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The following unaudited pro forma results of operations for the three months ended March 31, 2024 assumes the Signature acquisition was completed on January 1, 2023. The following pro forma results include adjustments to reflect acquisition related costs, additional interest expense, amortization of intangibles associated with the acquisition, amortization of acquisition-related inventory step-up costs and the effects of adjustments made to the carrying value of certain assets.

For the Quarter Ended March 31,
2024
Net sales	$221,821
Net income	8,345

The unaudited pro forma results may not be indicative of the results that would have been obtained had the acquisition occurred at the beginning of the period presented, nor is it intended to be a projection of future results.

4. Restructuring

On March 6, 2025, the Company announced it would be launching a 'Focused Transformation' initiative with a target to implement $20 million of annualized cost savings, primarily in SG&A, by year-end 2025. In conjunction with the program the Company incurred $0.4 million of restructuring charges during the quarter ended March 31, 2025, which was recorded within Selling, general and administrative. Accrued and unpaid restructuring expenses were $0.4 million at March 31, 2025 and remaining costs to complete the program are still being evaluated as the Company conducts a comprehensive review of its portfolio, focusing on where it can add the most value while highlighting the unique differentiators that set the Company apart from its peers.

In conjunction with the Company's previously announced restructuring plan to improve the Company’s organizational structure and operational efficiency within the Distribution Segment, the Company incurred $0.8 million for the quarter ended March 31, 2025, which includes asset impairments, inventory write-downs, employee severance and other facility costs that were recorded within Selling, general and administrative and (Gain) loss on disposal of fixed assets. Accrued and unpaid restructuring expenses were not significant at March 31, 2025 and remaining costs to complete the consolidations are expected to be approximately $1.7 million, related primarily to idled lease facility and maintenance costs.

In conjunction with the Company's previously announced Ameri-Kart plan the Company incurred $0.2 million of restructuring charges during the quarter ended March 31, 2024, which was recorded within Cost of sales. On May 7, 2024, the Company entered into a termination agreement to exit the idled lease facility, in conjunction with the Ameri-Kart plan, for which the original lease extended through 2026 and a termination payment of $1.8 million was recorded to satisfy all remaining obligations under the original lease. The Ameri-Kart plan is now complete and there were no remaining accrued and unpaid restructuring expenses at March 31, 2025 or December 31, 2024.

Charges from other restructuring initiatives to reduce and streamline overhead costs during the quarter ended March 31, 2025 totaled $0.8 million, which was recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were $1.7 million and $0.9 million at March 31, 2025 and December 31, 2024, respectively.

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarters ended March 31, 2025 or 2024.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Inventories consisted of the following:

	March 31,	December 31,
	2025	2024
Finished and in-process products	$64,832	$62,601
Raw materials and supplies	38,953	34,400
	$103,785	$97,001

6. Other Liabilities

The balance in Other current liabilities is comprised of the following:

	March 31,	December 31,
	2025	2024
Customer deposits and accrued rebates	$5,174	$6,761
Dividends payable	5,376	5,613
Accrued litigation, claims and professional fees	161	110
Current portion of environmental reserves	5,405	6,605
Hedge contract liability	1,068	753
Other accrued expenses	6,433	6,952
	$23,617	$26,794

The balance in Other liabilities (long-term) is comprised of the following:

	March 31,	December 31,
	2025	2024
Environmental reserves	$10,530	$9,984
Supplemental executive retirement plan liability	195	270
Pension liability	101	79
Hedge contract liability	4,019	2,490
Other long-term liabilities	2,097	2,480
	$16,942	$15,303

7. Goodwill and Intangible Assets

The change in goodwill for the quarter ended March 31, 2025 was as follows:

	Distribution	Material Handling	Total
January 1, 2025	$14,730	$240,802	$255,532
Foreign currency translation	—	13	13
March 31, 2025	$14,730	$240,815	$255,545

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $31.4 million at both March 31, 2025 and December 31, 2024. Refer to Note 3 for the intangible assets acquired through the Signature acquisition in February 2024.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

8. Stockholders' Equity

Net Income Per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended March 31,
	2025	2024
Weighted average common shares outstanding basic	37,298,967	36,908,169
Dilutive effect of stock options and restricted stock	115,043	214,850
Weighted average common shares outstanding diluted	37,414,010	37,123,019

The dilutive effect of stock options and restricted stock was computed using the treasury stock method. Options to purchase 12,164 and 4,733 shares of common stock that were outstanding for the quarter ended March 31, 2025 and 2024, respectively were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

Share Repurchases

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

During the quarter ended March 31, 2025, the Company repurchased 76,800 shares for $1.0 million, at an average cost of $13.00 per share, exclusive of commissions and excise tax under the 2025 Repurchase Program. As of March 31, 2025, there was approximately $9.0 million in remaining funds authorized under the 2025 Repurchase Program.

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

Stock compensation expense was approximately $1.1 million and $0.7 million for the quarters ended March 31, 2025 and 2024, respectively. These expenses are included in Selling, general and administrative expenses. Changes in expected performance under performance share award arrangements can cause volatility in stock compensation expense. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at March 31, 2025 was approximately $7.9 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $25.1 million of cumulative charges, made cumulative payments of $15.3 million and received insurance recoveries of $7.1 million through March 31, 2025. For the quarter ended March 31, 2025 the following undiscounted activity was recorded in connection with the New Idria Mercury Mine:

	For the Quarter Ended March 31,
	2025	2024
Beginning reserve balance	$12,425	$13,182
Changes in estimated environmental liability	—	—
Payments made	(706)	(867)
Ending reserve balance (1)	$11,719	$12,315

Beginning receivable balance	$8,404	$7,245
Changes in estimated insurance recovery	—	300
Insurance recovery reimbursements	(917)	(525)
Ending receivable balance (2)	$7,487	$7,020

(1) As of March 31, 2025, Buckhorn has a total ending reserve balance of $11.7 million related to the New Idria Mine, of which $5.3 million is classified in Other current liabilities and $6.4 million in Other liabilities (long-term).

(2) As of March 31, 2025, Buckhorn has a total receivable balance related to the probable insurance recovery of $7.5 million, of which $3.0 million is classified in Other accounts receivable and $4.5 million is classified in Other assets (long-term).

Given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined, Buckhorn has not accrued for remediation costs in connection with this site as it is unable to estimate the range of a reasonably possible liability for remediation costs.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. No costs were incurred related to New Almaden in the quarter ended March 31, 2025 or 2024. As of March 31, 2025, Buckhorn has a total reserve of $4.4 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.1 million is classified in Other liabilities (long-term).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Other Matters

On February 14, 2023, a lawsuit was filed by Nan Morgan McCartney in the Circuit Court of Escambia County, Florida against the Company, Scepter US Holding Company, Scepter Manufacturing, LLC, Scepter Canada Inc., Walmart Inc., and Wal-Mart Stores East, LP. The complaint seeks compensatory damages and court costs for harm caused to Ms. McCartney allegedly arising from use of a 5-gallon portable fuel container manufactured by a Scepter company and alleges amounts in controversy in excess of $30 thousand exclusive of costs. The case has been removed to the Northern District of Florida, Pensacola Division. The Myers' defendants filed their Answer to the Complaint on April 25, 2023. On May 19, 2023, the Court filed a Final Scheduling Order. Defendants have served written discovery on Plaintiff. Plaintiff was deposed on September 6, 2023. On January 12, 2024 Myers and Walmart signed a joint defense agreement. On April 2, 2025, the Myers Defendants learned that Walmart settled its case with Plaintiff. Depositions of fact witnesses, and corporate representatives are complete. Expert depositions are scheduled throughout February 2025. Mediation is scheduled for May 6, 2025. The Company cannot assess with any meaningful probability the outcome or the potential damages. Scepter has maintained insurance policies, which it believes will cover a substantial portion of the defense costs incurred in this matter.

On March 18, 2025, a lawsuit was filed by Ryan Colvin, individually and on behalf of his minor son, C.C., and Chelsea Conkel, individually, in the United States District Court for the District of Arizona, against Scepter Manufacturing, LLC. The Complaint seeks damages and court costs for harm caused to Plaintiff’s minor son and both parents allegedly arising from the use of a 5-gallon portable fuel container manufactured by Scepter Manufacturing, LLC, and alleges amounts in controversy in excess of $75 thousand. The Company has not been served the complaint as of the day of this filing and cannot assess with any meaningful probability of outcome or damages.

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	March 31,	December 31,
	2025	2024
Amended Loan Agreement - Revolving Credit Facility	$13,000	$—
Amended Loan Agreement - Term Loan A	377,000	382,000
	390,000	382,000
Less unamortized deferred financing costs	6,618	7,041
	383,382	374,959
Less current portion long-term debt	19,649	19,649
Long-term debt	$363,733	$355,310

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

Amendment No. 1 did not change the existing revolving credit facility’s maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million, of which $8.5 million was related to Term Loan A and included in Long-term debt and Long-term debt - current portion and $0.7 million was related to the Revolving Credit Facility and included in Other assets (long-term). These deferred financing fees are being amortized to Interest expense over their respective terms to maturity. Remaining deferred financing fees on the Revolving Credit Facility were $1.2 million and $1.3 million as of March 31, 2025 and December 31, 2024, respectively and remaining unamortized deferred financing costs under the Term Loan A totaled $6.6 million and $7.0 million as of March 31, 2025 and December 31, 2024, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

As of March 31, 2025, the Company had $231.7 million available under the Amended Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.3 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges to all of the Company's assets (except with respect to certain assets that are customarily excluded for the incurrence of such liens).

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

The weighted average interest rate on borrowings under the Company’s long-term debt was 7.59% and 8.93% for the quarters ended March 31, 2025 and 2024, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of March 31, 2025, the Company was in compliance with all of its debt covenants associated with its Amended Loan Agreement. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At March 31, 2025, the remaining notional value of the Company's interest rate swap totaled $190.0 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described above and in Note 1.

12. Income Taxes

The Company’s effective tax rate was 26.5% for the quarter ended March 31, 2025, respectively compared to 27.0% for the quarter ended March 31, 2024. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to non-deductible expenses and state taxes.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of March 31, 2025, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2021. The Company is subject to state and local examinations for tax years of 2020 through 2023. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2020 through 2023.

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to leases include:

		March 31,	December 31,
	Classification	2025	2024
Assets:
Operating lease assets	Right of use asset - operating leases	$29,413	$30,561
Finance lease assets	Property, plant and equipment, net	7,741	7,927
Total lease assets		$37,154	$38,488

Liabilities:
Current	Operating lease liability - short-term	$6,717	$6,597
Long-term	Operating lease liability - long-term	22,527	23,700
Total operating lease liabilities		29,244	30,297
Current	Finance lease liability - short-term	627	621
Long-term	Finance lease liability - long-term	7,834	7,994
Total finance lease liabilities		8,461	8,615
Total lease liabilities		$37,705	$38,912

The components of lease expense include:

		For the Quarter Ended March 31,
Lease Cost	Classification	2025	2024
Operating lease cost (1)	Cost of sales	$1,790	$1,732
Operating lease cost (1)	Selling, general and administrative expenses	987	964
Finance lease cost
Amortization expense	Cost of sales	185	185
Interest expense on lease liabilities	Interest expense, net	77	83
Total lease cost		$3,039	$2,964
(1)
Includes short-term leases and variable lease costs, which are immaterial

Supplemental cash flow information related to leases was as follows:

	For the Quarter Ended March 31,
Supplemental Cash Flow Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,092	$2,007
Operating cash flows from finance leases	$77	$83
Financing cash flows from finance leases	$154	$143
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$583	$4,417
Finance leases	$—	$—

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Lease Term and Discount Rate	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	4.71	4.93
Finance leases	10.75	11.00
Weighted-average discount rate:
Operating leases	6.3%	6.3%
Finance leases	3.7%	3.7%

Maturity of Lease Liabilities - As of March 31, 2025	Operating Leases	Finance Leases	Total
2025 (1)	$6,269	$693	$6,962
2026	8,116	924	9,040
2027	6,929	945	7,874
2028	4,950	950	5,900
2029	3,258	950	4,208
After 2029	3,849	5,758	9,607
Total lease payments	33,371	10,220	43,591
Less: interest	(4,127)	(1,759)	(5,886)
Present value of lease liabilities	$29,244	$8,461	$37,705
(1)
Represents amounts due in 2025 after March 31, 2025

14. Segments

The Company, a leading manufacturer of products that protect the world from the ground up, manages its business under two operating segments, Material Handling and Distribution, consistent with the manner in which the Chief Operating Decision Maker ("CODM") evaluates performance and makes resource allocation decisions. The Company's CODM is the Chief Executive Officer. None of the reportable segments include operating segments that have been aggregated. These segments contain individual business components that have been combined on the basis of common management, customers, products, production processes and other economic characteristics. Intersegment sales are recorded with a reasonable margin and are eliminated in consolidation.

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

Total sales from foreign business units were approximately $11.1 million and $9.9 million for the quarters ended March 31, 2025 and 2024, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

An analysis of the Company's operations by segment, including revenue by major market is as follows:

	For the Quarter Ended March 31, 2025
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$61,671	$—	$—	$(168)	$61,503
Infrastructure	27,705	—	—	—	27,705
Vehicle	26,343	—	—	—	26,343
Consumer	20,823	—	—	-	20,823
Food and beverage	21,130	—	—	—	21,130
Auto aftermarket	—	49,246	—	—	49,246
Net sales	157,672	49,246	—	(168)	206,750
Cost of sales	102,756	35,084	—	(168)	137,672
Selling, general and administrative expenses	21,467	13,964	9,324	—	44,755
Depreciation and amortization	3,505	727	226	—	4,458
Freight out	2,583	229	—	—	2,812
(Gain) loss on disposal of fixed assets	(20)	423	—	—	403
Operating income (loss) (4)	27,381	(1,181)	(9,550)	—	16,650
Interest expense, net					7,386
Income before income taxes					$9,264

Total assets	734,577	98,941	50,324	—	883,842
Capital additions, net	7,953	105	25	—	8,083
Depreciation and amortization (5)	8,846	824	765	—	10,435

	For the Quarter Ended March 31, 2024
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$53,614	$—	$—	$(17)	$53,597
Infrastructure	19,327	—	—	—	19,327
Vehicle	29,410	—	—	—	29,410
Consumer	22,301	—	—	—	22,301
Food and beverage	27,573	—	—	—	27,573
Auto aftermarket	—	54,894	—	—	54,894
Net sales	152,225	54,894	—	(17)	207,102
Cost of sales (2)	105,146	37,704	—	(17)	142,833
Selling, general and administrative expenses (1) (3)	19,641	15,689	11,783	—	47,113
Depreciation and amortization	3,013	709	199	—	3,921
Freight out	2,205	218	—	—	2,423
(Gain) loss on disposal of fixed assets	(36)	(31)	—	—	(67)
Operating income (loss) (4)	22,256	605	(11,982)	—	10,879
Interest expense, net					6,079
Income before income taxes					$4,800

Total assets	796,713	106,601	43,822	—	947,136
Capital additions, net	5,206	380	121	—	5,707
Depreciation and amortization (5)	7,525	773	430	—	8,728

(1) The Company recognized $(0.3) million of expense (income) to the estimated environmental reserve, net of probable insurance recoveries for the quarter ended March 31, 2024, as described in Note 10. Environmental charges are not included in segment results and are shown with Corporate.

(2) The Company recognized $3.1 million of non-cash inventory step-up that was amortized to Cost of sales for the quarter ended March 31, 2024, related to the reporting of inventory at fair value in conjunction with the acquisition of Signature, as described in Note 3.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

(4) The Company incurred $2.0 million and $0.2 million of restructuring costs associated with the restructuring initiatives described in Note 4, for the quarter ended March 31, 2025 and 2024, respectively.

(5) Total depreciation and amortization inclusive of amounts within Cost of sales. Corporate depreciation and amortization includes amortization of deferred financing costs of $0.5 million and $0.2 million for the quarter ended March 31, 2025 and 2024, respectively.

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

Specific factors that could cause such a difference on our business, financial position, results of operations and/or liquidity include, without limitation, significant increases in the cost of raw materials or disruption in the availability of raw materials; operating in a very competitive business environment; changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences; physical and other risks that could disrupt production; risks associated with our ability to develop and market new products; risks associated with protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others; price volatility with our common stock; risks associated with our strategic growth initiatives or the failure to achieve the anticipated benefits of such initiatives; unanticipated downturn in business or inflationary conditions in the U.S. economy or global markets; risks associated with doing business in foreign countries; inability of the Company to maintain access to credit financing; risks associated with equity ownership concentration; claims, litigation and regulatory actions against the Company; changes in laws (including privacy laws), regulations and standards affecting the Company; current and future environmental and other governmental laws and requirements affecting the Company; unforeseen events, including natural disasters, unusual or severe weather events and patterns, public health crises, geopolitical crises, and other catastrophic events; instability in geographies impacted by political events, trade disputes, war, terrorism and other business interruptions; and other risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Executive Overview

The Company, a leading manufacturer of products that protect the world from the ground up, conducts its business activities in two reportable segments: The Material Handling Segment and the Distribution Segment.

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

The Company’s results of operations for the quarter ended March 31, 2025 are discussed below. The current economic environment includes heightened risks from tariffs, inflation, interest rates, banking liquidity, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including rapidly changing regulations which has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability, tariffs and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended March 31, 2025 to the Quarter Ended March 31, 2024

Net Sales:

(dollars in thousands)	Quarter Ended March 31,
Segment	2025	2024	Change	% Change
Material Handling	$157,672	$152,225	$5,447	3.6%
Distribution	49,246	54,894	(5,648)	(10.3)%
Inter-company sales	(168)	(17)	(151)
Total net sales	$206,750	$207,102	$(352)	(0.2)%

Net sales for the quarter ended March 31, 2025 were $206.8 million, a decrease of $0.4 million or 0.2% compared to the quarter ended March 31, 2024. Net sales decreased due to lower pricing of $6.0 million, lower volume of $0.2 million and the effect of unfavorable currency translation of $0.6 million, partially offset by $6.4 million of incremental sales from the acquisition of Signature on February 8, 2024, included in the Material Handling Segment.

Net sales in the Material Handling Segment increased $5.4 million or 3.6% for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024. Net sales increased due to $6.4 million of incremental sales from the acquisition of Signature on February 8, 2024 and higher volume of $2.7 million, partially offset by lower pricing of $3.1 million and the effect of unfavorable currency translation of $0.6 million.

Net sales in the Distribution Segment decreased $5.6 million or 10.3% for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, primarily due to lower pricing of $2.9 million and lower volume of $2.7 million.

Cost of Sales & Gross Profit:

	Quarter Ended March 31,
(dollars in thousands)	2025	2024	Change	% Change
Cost of sales	$137,672	$142,833	$(5,161)	(3.6)%
Gross profit	$69,078	$64,269	$4,809	7.5%
Gross profit as a percentage of sales	33.4%	31.0%

Gross profit increased $4.8 million, or 7.5%, for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, due to the benefits of the acquisition of Signature on February 8, 2024, favorable mix and lower material costs, partially offset by lower volume and pricing as described under Net Sales above, and unfavorable cost productivity. Gross margin was 33.4% for the quarter ended March 31, 2025 compared with 31.0% for the quarter ended March 31, 2024.

Selling, General and Administrative Expenses:

	Quarter Ended March 31,
(dollars in thousands)	2025	2024	Change	% Change
SG&A expenses	$44,755	$47,113	$(2,358)	(5.0)%
SG&A expenses as a percentage of sales	21.6%	22.7%

Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2025 were $44.8 million, a decrease of $2.4 million or 5.0% compared to the same period in the prior year. Decreases in SG&A expenses for the quarter ended March 31, 2025 were primarily due to $3.4 million of lower acquisition and integration costs due to the Signature acquisition as described in Note 3, $1.7 million of lower variable selling expenses, $1.1 million of lower legal and professional fees, $1.0 million of lower salaries and benefits, $0.3 million of lower facility costs and $0.2 million of lower commissions, partially offset by $3.0 million of incremental SG&A from the acquisition of Signature on February 8, 2024, $0.6 million of higher incentive compensation and $1.9 million of higher restructuring costs as described in Note 4.

Depreciation and amortization:

Depreciation and amortization, exclusive of amounts within Cost of sales, increased $0.5 million to $4.5 million for the quarter ended March 31, 2025 as compared to $3.9 million for the quarter ended March 31, 2024. The increase was primarily related to the acquisition of Signature on February 8, 2024.

Freight out:

Freight out costs increased $0.4 million to $2.8 million for the quarter ended March 31, 2025 as compared to $2.4 million for the quarter ended March 31, 2024. The increase was primarily related to higher sales volume within the Company's Material Handling segment.

(Gain) loss on disposal of fixed assets:

During the quarter ended March 31, 2025 the Company recognized $0.4 million of losses on the disposal of fixed assets primarily related to fixed asset impairments and the disposal of fixed assets in conjunction with the previously announced facility consolidations as described in Note 4. During the quarter ended March 31, 2024 the Company recognized $(0.1) million of gains on the disposal of fixed assets primarily related to the sale of fixed assets in the prior year.

Net Interest Expense:

	Quarter Ended March 31,
(dollars in thousands)	2025	2024	Change	% Change
Net interest expense	$7,386	$6,079	$1,307	21.5%
Average outstanding borrowings, net	$404,971	$275,354	$129,617	47.1%
Weighted-average borrowing rate	7.59%	8.93%

Net interest expense for the quarter ended March 31, 2025 was $7.4 million, an increase of $1.3 million, or 21.5%, compared with $6.1 million for the quarter ended March 31, 2024. The higher net interest expense was due to higher average outstanding borrowings as a result of the acquisition of Signature, which was funded through an amendment and restatement of Myers' existing loan agreement discussed below, partially offset by a lower weighted-average borrowing rate for the quarter ended March 31, 2025.

Income Taxes:

	Quarter Ended March 31,
(dollars in thousands)	2025	2024
Income before income taxes	$9,264	$4,800
Income tax expense	$2,459	$1,297
Effective tax rate	26.5%	27.0%

The Company’s effective tax rate was 26.5% and 27.0% for the quarter ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate is driven by higher fixed non-deductible expenses in the prior year, including expenses related to the Signature acquisition.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Amended Loan Agreement (defined below). At March 31, 2025, the Company had $35.3 million of cash, $231.7 million available under the Amended Loan Agreement and outstanding debt of $391.8 million, including the finance lease liability of $8.5 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and the heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities was $10.1 million for the quarter ended March 31, 2025, compared to $20.3 million in the same period in 2024. The decrease was primarily due to changes in working capital, primarily due to increases in accounts receivable and inventories, partially offset by increases in accounts payable. Cash used for working capital was $7.9 million for the quarter ended March 31, 2025, compared to cash generated from working capital of $4.3 million in the prior year to date period.

Investing Activities

Net cash used for investing activities was $8.0 million for the quarter ended March 31, 2025 compared to cash used of $354.5 million for the same period in 2024. In 2024, the Company paid $348.3 million to acquire Signature, net of cash acquired and working capital adjustments, as discussed in Note 3. Capital expenditures were $8.1 million and $5.7 million for the quarter ended March 31, 2025 and 2024, respectively. Full year 2025 capital expenditures are expected to be approximately 3% of revenue.

Financing Activities

Cash provided by financing activities was $1.0 million for the quarter ended March 31, 2025 compared to $336.9 million for the same period in 2024. Net borrowings (repayments) of the Company's revolving credit facility were $13.0 million and $(11.0) million for the quarter ended March 31, 2025 and 2024, respectively. The company also made scheduled repayments of the Term Loan A totaling $5.0 million for the quarter ended March 31, 2025. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $0.3 million and $2.4 million for the quarter ended March 31, 2025 and 2024, respectively. Cash paid for tax withholdings on vesting of stock compensation totaled $0.8 million and $1.9 million for the quarter ended March 31, 2025 and 2024, respectively. The company also used $1.0 million for the repurchase of its common stock, as described in Note 8. In connection with the Signature acquisition in 2024, the Company received proceeds of $400 million under a new term loan facility and repaid $38.0 million of senior unsecured notes in conjunction with an amendment and restatement to the Loan Agreement described below. Fees paid for the amendment and restatement to the Loan Agreement in February 2024 totaled $9.2 million. The Company also used cash to pay dividends of $5.3 million and $5.3 million for the quarter ended March 31, 2025 and 2024, respectively.

Credit Sources

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

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At March 31, 2025, the remaining notional value of the Company's interest rate swap totaled $190.0 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Notes 1 and 11.

As of March 31, 2025, $231.7 million was available under the Amended Loan Agreement, after borrowings and the Company had $5.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates.

As of March 31, 2025, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The ratios as calculated under the terms of the Amended Loan Agreement as of and for the period ended March 31, 2025 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	3.95
Net Leverage Ratio	3.25 to 1 (maximum)	2.77

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Based on current debt levels at March 31, 2025, if market interest rates decrease or increase one percent, the Company’s annual variable interest expense would change by approximately $2.0 million.

The Company has entered into an interest rate swap agreement to mitigate the variable interest rate risk under the Amended Loan Agreement, which effectively results in a fixed rate debt on a portion of its outstanding borrowings. Based on current debt levels at March 31, 2025, if market interest rates decrease or increase one percent, the Company's annual fixed rate interest expense on the fair value of the interest rate swap would change by approximately $5.9 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada and the United Kingdom with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada and the United Kingdom to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and the United Kingdom that are denominated in U.S. dollars. The net exposure is generally less than $1 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At March 31, 2025, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at March 31, 2025. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 10, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report, and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s disclosures relating to legal proceedings in Note 10, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report are incorporated into Part II of this report by reference. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plans during the quarter ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs (1)	Maximum dollar value of Shares that may yet be Purchased Under the Plans or Programs (2)
1/1/2025 to 1/31/2025	—	$—	5,547,665	2,452,335	N/A
2/1/2025 to 2/28/2025	—	—	5,547,665	2,452,335	N/A
3/1/2025 to 3/10/2025	—	—	5,547,665	2,452,335	N/A
3/10/2025 to 3/31/2025	76,800	13.00	76,800	N/A	9,001,684

(1)
On July 11, 2013, the Board authorized the repurchase of up to 5.0 million shares of the Company’s common stock. This authorization was in addition to the 2011 Board authorized repurchase of up to 5.0 million shares. The Company completed the repurchase of approximately 2.0 million shares in 2011 pursuant to Rule 10b5-1 plans, which were adopted pursuant to the 2011 authorized share repurchase. This program was terminated on March 10, 2025.
(2)
On February 27, 2025, the Board authorized the repurchase of up to $10.0 million in shares of the Company’s common stock, effective March 10, 2025 (the "2025 Repurchase Program). The 2025 Repurchase Program replaces the Company's previously authorized repurchase program, and will end on the first to occur of reaching the maximum amount of $10.0 million in repurchases or December 31, 2025. Repurchases under the 2025 repurchase program may be made in the open market at prevailing market prices, through accelerated share repurchases, through privately negotiated transactions, in block trades, and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations and the Company’s insider trading policy.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
10.1*	Form of 2025 Restricted Stock Unit Award Agreement for Executive Officers under the Myers Industries, Inc. 2024 Long-Term Incentive Plan.* (filed herewith)
10.2*	Form of 2025 Performance Stock Unit Award Agreement for Executive Officers under the Myers Industries, Inc. 2024 Long-Term Incentive Plan.* (filed herewith)
31.1	Certification of Aaron M. Schapper, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Grant E. Fitz, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Aaron M. Schapper, President and Chief Executive Officer, and Grant E. Fitz, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Indicates executive compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

May 1, 2025	/s/ Grant E. Fitz
Grant E. Fitz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)