Form 10-Q
period 2025-06-30
MYERS INDUSTRIES INC
filed 2025-07-31
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the issuer’s common stock, without par value, as of July 25, 2025 was 37,409,727 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$209,583	$220,236	$416,333	$427,338
Cost of sales	138,921	144,719	276,593	287,552
Gross profit	70,662	75,517	139,740	139,786
Selling, general and administrative expenses	43,370	44,148	88,125	91,261
Depreciation and amortization	4,449	4,826	8,907	8,747
Freight out	2,793	2,687	5,605	5,110
(Gain) loss on disposal of fixed assets	71	128	474	61
Operating income	19,979	23,728	36,629	34,607
Interest expense, net	7,364	9,006	14,750	15,085
Income before income taxes	12,615	14,722	21,879	19,522
Income tax expense	2,910	4,443	5,369	5,740
Net income	$9,705	$10,279	$16,510	$13,782
Net income per common share:
Basic	$0.26	$0.28	$0.44	$0.37
Diluted	$0.26	$0.28	$0.44	$0.37

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$9,705	$10,279	$16,510	$13,782
Other comprehensive income (loss):
Foreign currency translation adjustment	1,915	(360)	1,907	(1,191)
Unrealized gain (loss) on interest rate swap contracts (1)	(891)	(1,976)	(2,341)	(1,976)
Realized (gain) loss on interest rate swap contracts reclassified to interest expense	87	(142)	172	(142)
Realized (gain) loss on pension liability reclassified to earnings (2)	1,101	—	1,101	—
Total other comprehensive income (loss)	2,212	(2,478)	839	(3,309)
Comprehensive income	$11,917	$7,801	$17,349	$10,473

(1) Amounts shown net of tax expense (benefit) of $(282) and $(762) for the quarter and six months ended June 30, 2025, respectively and $(706) for the quarter and six months ended June 30, 2024.

(2) Amounts reclassified to Selling, general and administrative expenses net of tax expense (benefit) of $(399) for the quarter and six months ended June 30, 2025.

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$41,290	$32,222
Trade accounts receivable, less allowances of $4,705 and $5,234, respectively	112,795	109,372
Other accounts receivable, net	6,613	12,654
Inventories, net	101,969	97,001
Prepaid expenses and other current assets	13,395	8,058
Total Current Assets	276,062	259,307
Property, plant, and equipment, net	135,498	137,564
Right of use asset - operating leases	26,816	30,561
Goodwill	256,057	255,532
Intangible assets, net	158,741	166,321
Deferred income taxes	205	205
Other	9,335	11,325
Total Assets	$862,714	$860,815

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$75,335	$71,049
Accrued employee compensation	20,846	14,731
Income taxes payable	1,264	4,623
Accrued taxes payable, other than income taxes	2,946	2,781
Accrued interest	294	267
Other current liabilities	23,440	26,794
Operating lease liability - short-term	6,396	6,597
Finance lease liability - short-term	633	621
Long-term debt - current portion	24,584	19,649
Total Current Liabilities	155,738	147,112
Long-term debt	346,221	355,310
Operating lease liability - long-term	20,306	23,700
Finance lease liability - long-term	7,673	7,994
Other liabilities	16,140	15,303
Deferred income taxes	31,996	33,884
Total Liabilities	578,074	583,303

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 37,382,219 and 37,262,566; net of treasury shares of 5,170,238 and 5,289,891, respectively)	23,038	22,923
Additional paid-in capital	324,971	325,163
Accumulated other comprehensive loss	(21,271)	(22,110)
Retained deficit	(42,098)	(48,464)
Total Shareholders’ Equity	284,640	277,512
Total Liabilities and Shareholders’ Equity	$862,714	$860,815

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended June 30, 2025
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2025	$23,015	$324,631	$(23,483)	$(46,740)	$277,423
Net income	—	—	—	9,705	9,705
Foreign currency translation adjustment	—	—	1,915	—	1,915
Interest rate swap, net of tax of ($282)	—	—	(804)	—	(804)
Pension liability, net of tax of ($399)	—	—	1,101	—	1,101
Shares issued under incentive plans, net of shares withheld for tax	47	174	—	—	221
Repurchase of common stock	(24)	(483)	—	—	(507)
Stock compensation expense	—	649	—	—	649
Declared dividends - $0.135 per share	—	—	—	(5,063)	(5,063)
Balance at June 30, 2025	$23,038	$324,971	$(21,271)	$(42,098)	$284,640

	Quarter Ended June 30, 2024
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2024	$22,834	$323,516	$(17,646)	$(37,053)	$291,651
Net income	—	—	—	10,279	10,279
Foreign currency translation adjustment	—	—	(360)	—	(360)
Interest rate swap, net of tax of ($706)	—	—	(2,118)	—	(2,118)
Shares issued under incentive plans, net of shares withheld for tax	45	205	—	—	250
Stock compensation expense	—	(135)	—	—	(135)
Declared dividends - $0.135 per share	—	—	—	(5,015)	(5,015)
Balance at June 30, 2024	$22,879	$323,586	$(20,124)	$(31,789)	$294,552

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2025
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2025	$22,923	$325,163	$(22,110)	$(48,464)	$277,512
Net income	—	—	—	16,510	16,510
Foreign currency translation adjustment	—	—	1,907	—	1,907
Interest rate swap, net of tax of ($762)	—	—	(2,169)	—	(2,169)
Pension liability, net of tax of ($399)	—	—	1,101	—	1,101
Shares issued under incentive plans, net of shares withheld for tax	186	(498)	—	—	(312)
Repurchase of common stock	(71)	(1,444)	—	—	(1,515)
Stock compensation expense	—	1,750	—	—	1,750
Declared dividends - $0.27 per share	—	—	—	(10,144)	(10,144)
Balance at June 30, 2025	$23,038	$324,971	$(21,271)	$(42,098)	$284,640

	Six Months Ended June 30, 2024
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2024	$22,608	$322,526	$(16,815)	$(35,519)	$292,800
Net income	—	—	—	13,782	13,782
Foreign currency translation adjustment	—	—	(1,191)	—	(1,191)
Interest rate swap, net of tax of ($706)	—	—	(2,118)	—	(2,118)
Shares issued under incentive plans, net of shares withheld for tax	271	513	—	—	784
Stock compensation expense	—	547	—	—	547
Declared dividends - $0.27 per share	—	—	—	(10,052)	(10,052)
Balance at June 30, 2024	$22,879	$323,586	$(20,124)	$(31,789)	$294,552

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$16,510	$13,782
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	19,964	18,564
Amortization of deferred financing costs	1,080	775
Amortization of acquisition-related inventory step-up	—	4,457
Non-cash stock-based compensation expense	1,750	547
(Gain) loss on disposal of fixed assets	474	61
Other	(2,669)	164
Cash flows provided by (used for) working capital
Accounts receivable - trade and other, net	7,443	8,212
Inventories	(4,450)	(1,959)
Prepaid expenses and other current assets	(5,324)	(4,643)
Accounts payable and accrued expenses	3,664	(5,343)
Net cash provided by (used for) operating activities	38,442	34,617
Cash Flows From Investing Activities
Capital expenditures	(11,690)	(10,124)
Acquisition of business, net of cash acquired	—	(348,312)
Proceeds from sale of property, plant and equipment	161	84
Net cash provided by (used for) investing activities	(11,529)	(358,352)
Cash Flows From Financing Activities
Net borrowings (repayments) on revolving credit facility	5,000	(7,000)
Proceeds from Term Loan A	—	400,000
Repayments of Term Loan A	(10,000)	(5,000)
Repayments of senior unsecured notes	—	(38,000)
Payments on finance lease	(309)	(292)
Cash dividends paid	(10,383)	(10,367)
Proceeds from issuance of common stock	573	2,758
Shares withheld for employee taxes on equity awards	(885)	(1,974)
Repurchase of common stock	(1,515)	—
Deferred financing fees	—	(9,172)
Net cash provided by (used for) financing activities	(17,519)	330,953
Foreign exchange rate effect on cash	(326)	(163)
Net increase (decrease) in cash	9,068	7,055
Cash at January 1	32,222	30,290
Cash at June 30	$41,290	$37,345

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2025 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2025.

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

At June 30, 2025, the remaining notional value of the Company's interest rate swap totaled $187.5 million and the net fair value of the Company's interest rate swap contract was estimated to be an unrealized loss of $6.2 million, which is included in the Condensed Consolidated Statements of Financial Position (Unaudited) within Other current liabilities and Other liabilities (long-term) at $1.3 million and $4.9 million, respectively. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) ('AOCI') in the Condensed Consolidated Statements of Financial Position (Unaudited) and balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. The pre-tax balance of interest rate swap gain (loss) in AOCI for the quarter and six months ended June 30, 2025 was $(1.1) million and $(2.9) million, respectively and $(2.8) million for the quarter and six months ended June 30, 2024. As of June 30, 2025, $1.3 million of net interest rate swap losses recorded in AOCI are expected to be reclassified into earnings within the next twelve months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Interest Rate Swap (1)	Defined Benefit Pension Plans (2)	Total
Balance at April 1, 2025	$(18,617)	$(3,765)	$(1,101)	$(23,483)
Other comprehensive income (loss) before reclassifications	1,915	(891)	—	1,024
Reclassification to (earnings) loss	—	87	1,101	1,188
Net current-period other comprehensive income (loss)	1,915	(804)	1,101	2,212
Balance at June 30, 2025	$(16,702)	$(4,569)	$—	$(21,271)

(1) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.3) million for the quarter ended June 30, 2025.

(2) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.4) million for the quarter ended June 30, 2025.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	Foreign Currency	Interest Rate Swap (3)	Defined Benefit Pension Plans	Total
Balance at April 1, 2024	$(16,382)	$—	$(1,264)	$(17,646)
Other comprehensive income (loss) before reclassifications	(360)	(1,976)	—	(2,336)
Reclassification to (earnings) loss	—	(142)	—	(142)
Net current-period other comprehensive income (loss)	(360)	(2,118)	—	(2,478)
Balance at June 30, 2024	$(16,742)	$(2,118)	$(1,264)	$(20,124)

(3) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.7) million for the quarter ended June 30, 2024.

	Foreign Currency	Interest Rate Swap (4)	Defined Benefit Pension Plans (5)	Total
Balance at January 1, 2025	$(18,609)	$(2,400)	$(1,101)	$(22,110)
Other comprehensive income (loss) before reclassifications	1,907	(2,341)	—	(434)
Reclassification to (earnings) loss	—	172	1,101	1,273
Net current-period other comprehensive income (loss)	1,907	(2,169)	1,101	839
Balance at June 30, 2025	$(16,702)	$(4,569)	$—	$(21,271)

(4) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.8) million for the six months ended June 30, 2025.

(5) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.4) million for the six months ended June 30, 2025.

	Foreign Currency	Interest Rate Swap (6)	Defined Benefit Pension Plans	Total
Balance at January 1, 2024	$(15,551)	$—	$(1,264)	$(16,815)
Other comprehensive income (loss) before reclassifications	(1,191)	(1,976)	—	(3,167)
Reclassification to (earnings) loss	—	(142)	—	(142)
Net current-period other comprehensive income (loss)	(1,191)	(2,118)	—	(3,309)
Balance at June 30, 2024	$(16,742)	$(2,118)	$(1,264)	$(20,124)

(6) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.7) million for the six months ended June 30, 2024.

Defined Benefit Plans

On April 22, 2025, the Company entered into an agreement with United of Omaha Life Insurance Company (the “Insurer”), under which the Company purchased an irrevocable nonparticipating single premium group annuity contract from the insurer and transferred to the insurer the future benefit obligations and annuity administration for remaining retirees and beneficiaries under the Company’s defined benefit pension plan (the ‘Plan’) with remaining obligations that approximated $4.1 million, at the time of transfer. Under the group annuity contract, the Insurer has made an unconditional and irrevocable commitment to pay the pension benefits of each participant that are due on or after June 1, 2025 and the Company has no remaining obligations under the Plan. The purchase of the group annuity contract was funded primarily by the assets of the plan and as a result of the transaction, the Company recognized a pre-tax pension settlement charge of $1.6 million in the second quarter of 2025, primarily related to the non-cash acceleration of actuarial losses included within Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Statements of Financial Position (Unaudited).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The changes in the allowance for credit losses included within Trade accounts receivable for the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
Balance at January 1	$4,183	$2,989
Provision for expected credit loss, net of recoveries	119	1,147
Write-offs and other	(619)	(358)
Balance at June 30	$3,683	$3,778

Allowance for credit losses pertaining to the purchased credit deteriorated assets acquired in conjunction with the acquisition of Signature, as described in Note 3, are not included in the table above. These amounts totaled $3.2 million as of December 31, 2024 and are included net within Other accounts receivable and Other assets – long-term. As more fully described in Note 3, the purchased credit deteriorated assets were fully repaid during the six months ended June 30, 2025 and the $3.2 million allowance for credit loss was reversed and recognized as a reduction to bad debt expense included in Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited).

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	June 30,	December 31,	Statement of Financial Position
	2025	2024	Classification
Returns, discounts and other allowances	$(1,022)	$(1,051)	Trade accounts receivable
Right of return asset	$485	$456	Inventories, net
Customer deposits	$(1,324)	$(2,565)	Other current liabilities
Accrued rebates	$(3,767)	$(4,196)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Freight out expenses for the Company’s manufacturing business and as Cost of sales for the Company’s distribution business. Costs for shipments to customers in Freight out expenses were approximately $2.8 million and $2.7 million for the quarters ended June 30, 2025 and 2024, respectively, and $5.6 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively and in Cost of sales were approximately $2.7 million for both quarters ended June 30, 2025 and 2024, and $5.3 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively.

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

The purchase accounting has been finalized and the final allocation of consideration for the Signature acquisition is as follows:

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

In May 2025, subsequent to the acquisition date and final allocation of consideration for the Signature acquisition, the customer prepaid the remaining balance of the outstanding long term notes receivable for $8.3 million. The $3.2 million allowance for credit loss was reversed and recognized as a reduction to bad debt expense included in Selling, general and administrative and the remaining noncredit discount of $0.3 million was accelerated into interest income included in Interest expense on the Condensed Consolidated Statements of Operations (Unaudited).

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

4. Restructuring

On March 6, 2025, the Company announced it would be launching a 'Focused Transformation' initiative with a target to implement $20 million of annualized cost savings, primarily in SG&A, by year-end 2025. In conjunction with the program the Company incurred $2.1 million and $2.4 million of restructuring charges during the quarter and six months ended June 30, 2025, respectively. Accrued and unpaid restructuring expenses were $1.7 million at June 30, 2025 and remaining costs to complete the program will continue to be evaluated by the Company as it conducts a comprehensive review of its portfolio and key strategic initiatives.

In conjunction with the Company's previously announced restructuring plan to improve the Company’s organizational structure and operational efficiency within the Distribution Segment, the Company incurred $1.7 million and $2.5 million of restructuring charges for the quarter and six months ended June 30, 2025, respectively, and $0.8 million during the quarter and six months ended June 30, 2024. The Company also entered into termination agreements to exit two of its idled lease facilities, in conjunction with the restructuring plan, for which the original leases extended through 2028, and total termination charges of $1.6 million, included in the totals above, for the quarter and six months ended June 30, 2025, respectively, were recorded to satisfy all remaining obligations under the original lease agreements. Accrued and unpaid restructuring expenses totaled $0.9 million at June 30, 2025 and the Company does not expect to incur any further costs related to this initiative which is now complete.

In conjunction with the Company's previously announced Ameri-Kart plan the Company incurred $2.0 million and $2.3 million of restructuring charges during the quarter and six months ended June 30, 2024. On May 7, 2024, the Company entered into a termination agreement to exit the idled lease facility, in conjunction with the Ameri-Kart plan, for which the original lease extended through 2026, and a termination payment of $1.8 million was recorded to satisfy all remaining obligations under the original lease. The Ameri-Kart plan is now complete and there were no remaining accrued and unpaid restructuring expenses at June 30, 2025 or December 31, 2024.

Charges from other restructuring initiatives to reduce and streamline overhead costs during the quarter and six months ended June 30, 2025 totaled $0.7 million and $1.5 million, respectively, and $0.2 million during the quarter and six months ended June 30, 2024. Accrued and unpaid restructuring expenses were $2.2 million and $0.9 million at June 30, 2025 and December 31, 2024, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The restructuring charges noted above for the quarter and six months ended June 30, 2025 and 2024, respectively, are presented in the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	For the Quarter Ended June 30,
	2025			2024
Segment	Cost of Sales	SG&A	Total	Cost of Sales	SG&A	Total
Material Handling	$388	$663	$1,051	$2,223	$—	$2,223
Distribution	—	2,169	2,169	488	267	755
Corporate	—	1,197	1,197	—	—	—
Total	$388	$4,029	$4,417	$2,711	$267	$2,978

	For the Six Months Ended June 30,
	2025			2024
Segment	Cost of Sales	SG&A and Other (1)	Total	Cost of Sales	SG&A	Total
Material Handling	$496	$663	$1,159	$2,464	$—	$2,464
Distribution	—	2,980	2,980	488	267	755
Corporate	—	2,306	2,306	—	—	—
Total	$496	$5,949	$6,445	$2,952	$267	$3,219

(1) Amounts included in SG&A and Other, for the six months ended June 30, 2025 include a $0.5 million charge related to the facility consolidations, discussed above, that is classified within (Gain) loss on disposal of fixed assets on the Condensed Consolidated Statements of Operations (Unaudited).

Restructuring liabilities are included in other current liabilities on the Condensed Consolidated Balance Sheets (Unaudited). The change in other current liabilities for the six months ended June 30, 2025 was as follows:

	Employee Reduction	Facility Consolidations	Other Exit Costs (1)	Total
Balance at December 31, 2024	$—	$—	$962	$962
Charges to expense	1,215	2,645	2,585	6,445
Cash payments	(369)	(1,219)	(672)	(2,260)
Non-cash activity	171	(480)	—	(309)
Balance at June 30, 2025	$1,017	$946	$2,875	$4,838

(1) Other exit costs consist primarily of executive transition and other related costs.

Subsequent event – Restructuring charges

On July 23, 2025, the Company's Board of Directors approved launching a strategic review of Myers Tire Supply, which is included in the Distribution segment. Revenue from this business was $189 million over the last twelve months, ending June 30, 2025.

On July 31, 2025, the Company announced as part of its Focused Transformation initiatives, a plan to idle two of its rotational molding production facilities and to consolidate that production into other facilities. These actions are expected to result in additional annual savings of at least $3 million and the Company expects to incur up to $14 million in restructuring costs to complete the initiative, including costs related to employee severance, machine moves, asset impairments and costs related to the long-term facility leases.

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarters ended June 30, 2025 or 2024.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Inventories consisted of the following:

	June 30,	December 31,
	2025	2024
Finished and in-process products	$64,672	$62,601
Raw materials and supplies	37,297	34,400
	$101,969	$97,001

6. Other Liabilities

The balance in Other current liabilities is comprised of the following:

	June 30,	December 31,
	2025	2024
Customer deposits and accrued rebates	$5,091	$6,761
Dividends payable	5,373	5,613
Accrued litigation, claims and professional fees	124	110
Current portion of environmental reserves	6,605	6,605
Hedge contract liability	1,257	753
Other accrued expenses	4,990	6,952
	$23,440	$26,794

The balance in Other liabilities (long-term) is comprised of the following:

	June 30,	December 31,
	2025	2024
Environmental reserves	$8,856	$9,984
Supplemental executive retirement plan liability	130	270
Pension liability	—	79
Hedge contract liability	4,916	2,490
Other long-term liabilities	2,238	2,480
	$16,140	$15,303

7. Goodwill and Intangible Assets

The change in goodwill for the six months ended June 30, 2025 was as follows:

	Distribution	Material Handling	Total
January 1, 2025	$14,730	$240,802	$255,532
Foreign currency translation	—	525	525
June 30, 2025	$14,730	$241,327	$256,057

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $31.4 million at both June 30, 2025 and December 31, 2024. Refer to Note 3 for the intangible assets acquired through the Signature acquisition in February 2024.

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

(Dollars in thousands, except where otherwise indicated)

8. Stockholders' Equity

Net Income Per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding basic	37,391,097	37,179,658	37,345,032	37,043,913
Dilutive effect of stock options and restricted stock	21,840	132,736	84,482	213,389
Weighted average common shares outstanding diluted	37,412,937	37,312,394	37,429,514	37,257,302

The dilutive effect of stock options and restricted stock was computed using the treasury stock method. Options to purchase 10,347 shares of common stock that were outstanding for both the quarter and six months ended June 30, 2025, respectively were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. Options to purchase 10,290 and 4,733 shares of common stock that were outstanding for the quarter and six months ended June 30, 2024, respectively were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

Under the 2025 Repurchase Program the Company repurchased a total of 40,084 and 116,884 shares for $0.5 million and $1.5 million at an average cost of $12.51 and $12.83 per share, exclusive of commissions and excise tax during the quarter and six months ended June 30, 2025, respectively. As of June 30, 2025, there was approximately $8.5 million in remaining funds authorized under the 2025 Repurchase Program.

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

Stock compensation expense was approximately $0.6 million and $(0.1) million for the quarters ended June 30, 2025 and 2024, respectively, and $1.7 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively. These expenses are included in Selling, general and administrative expenses. Changes in expected performance under performance share award arrangements can cause volatility in stock compensation expense. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at June 30, 2025 was approximately $6.0 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $25.1 million of cumulative charges, made cumulative payments of $15.8 million and received insurance recoveries of $7.5 million through June 30, 2025. For the quarter and six months ended June 30, 2025 the following undiscounted activity was recorded in connection with the New Idria Mercury Mine:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Beginning reserve balance	$11,719	$12,315	$12,425	$13,182
Changes in estimated environmental liability	—	800	—	800
Payments made	(478)	(623)	(1,184)	(1,490)
Ending reserve balance (1)	$11,241	$12,492	$11,241	$12,492

Beginning receivable balance	$7,487	$7,020	$8,404	$7,245
Changes in estimated insurance recovery	—	700	—	1,000
Insurance recovery reimbursements	(437)	(606)	(1,354)	(1,131)
Ending receivable balance (2)	$7,050	$7,114	$7,050	$7,114

(1) As of June 30, 2025, Buckhorn has a total ending reserve balance of $11.2 million related to the New Idria Mine, of which $6.4 million is classified in Other current liabilities and $4.8 million in Other liabilities (long-term).

(2) As of June 30, 2025, Buckhorn has a total receivable balance related to the probable insurance recovery of $7.0 million, of which $2.8 million is classified in Other accounts receivable and $4.2 million is classified in Other assets (long-term).

Given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined, Buckhorn has not accrued for remediation costs in connection with this site as it is unable to estimate the range of a reasonably possible liability for remediation costs.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. No costs were incurred related to New Almaden in the quarter and six months ended June 30, 2025 or 2024. As of June 30, 2025, Buckhorn has a total reserve of $4.4 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.1 million is classified in Other liabilities (long-term).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Other Matters

On February 14, 2023, a lawsuit was filed by Nan Morgan McCartney in the Circuit Court of Escambia County, Florida (later removed to the Northern District of Florida, Pensacola Division) against the Company, Scepter US Holding Company, Scepter Manufacturing, LLC, Scepter Canada Inc., Walmart Inc., and Wal-Mart Stores East, LP. The complaint seeks compensatory damages and court costs for harm caused to Ms. McCartney allegedly arising from use of a 5-gallon portable fuel container manufactured by a Scepter company and alleges amounts in controversy in excess of $30 thousand exclusive of costs. On April 2, 2025, the Myers defendants learned that Walmart had settled its case with Plaintiff. Dispositive motions filed by both parties on May 2, 2025 have been ruled on by the Court with the effect of streamlining certain aspects of the case including dismissal of all defendants except Scepter Manufacturing, eliminating all product liability theories other than design defect, and allowing defendant to plead set-off as an affirmative defense. The Company cannot assess with any meaningful probability the outcome or the potential damages. Scepter has maintained insurance policies, which it believes will cover a substantial portion of the defense costs incurred in this matter.

On March 18, 2025, a lawsuit was filed by Ryan Colvin, individually and on behalf of his minor son, C.C., and Chelsea Conkel, individually, in the United States District Court for the District of Arizona, against Scepter Manufacturing, LLC. The Complaint seeks damages and court costs for harm caused to Plaintiff’s minor son and both parents allegedly arising from the use of a 5-gallon portable fuel container manufactured by Scepter Manufacturing, LLC, and alleges amounts in controversy in excess of $75 thousand. The Company was served the Complaint on June 6, 2025, and filed its Answer on June 16, 2025. The Company cannot assess with any meaningful probability the outcome or the potential damages. Scepter has maintained insurance policies, which it believes will cover a substantial portion of the defense costs incurred in this matter.

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	June 30,	December 31,
	2025	2024
Amended Loan Agreement - Revolving Credit Facility	$5,000	$—
Amended Loan Agreement - Term Loan A	372,000	382,000
	377,000	382,000
Less unamortized deferred financing costs	6,195	7,041
	370,805	374,959
Less current portion long-term debt	24,584	19,649
Long-term debt	$346,221	$355,310

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

Amendment No. 1 did not change the existing revolving credit facility’s maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million, of which $8.5 million was related to Term Loan A and included in Long-term debt and Long-term debt - current portion and $0.7 million was related to the Revolving Credit Facility and included in Other assets (long-term). These deferred financing fees are being amortized to Interest expense over their respective terms to maturity. Remaining deferred financing fees on the Revolving Credit Facility were $1.1 million and $1.3 million as of June 30, 2025 and December 31, 2024, respectively and remaining unamortized deferred financing costs under the Term Loan A totaled $6.2 million and $7.0 million as of June 30, 2025 and December 31, 2024, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

As of June 30, 2025, the Company had $239.7 million available under the Amended Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.3 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges to all of the Company's assets (except with respect to certain assets that are customarily excluded for the incurrence of such liens).

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

The weighted average interest rate on borrowings under the Company’s long-term debt was 7.75% and 8.60% for the quarters ended June 30, 2025 and 2024, respectively, and 7.67% and 8.73% for the six months ended June 30, 2025 and 2024, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of June 30, 2025, the Company was in compliance with all of its debt covenants associated with its Amended Loan Agreement. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At June 30, 2025, the remaining notional value of the Company's interest rate swap totaled $187.5 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described above and in Note 1.

12. Income Taxes

The Company’s effective tax rate was 23.1% and 24.5% for the quarter and six months ended June 30, 2025, respectively compared to 30.2% and 29.4% for the quarter and six months ended June 30, 2024. The effective income tax rate for both periods of the current year was different than the Company's statutory rate primarily due to the benefit related to the termination of the Company's pension plan. The effective income tax rate for both periods in the prior year was different than the Company’s statutory rate, primarily due to non-deductible expenses and state taxes.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of June 30, 2025, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2021. The Company is subject to state and local examinations for tax years of 2020 through 2023. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2021 through 2024.

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to leases include:

		June 30,	December 31,
	Classification	2025	2024
Assets:
Operating lease assets	Right of use asset - operating leases	$26,816	$30,561
Finance lease assets	Property, plant and equipment, net	7,556	7,927
Total lease assets		$34,372	$38,488

Liabilities:
Current	Operating lease liability - short-term	$6,396	$6,597
Long-term	Operating lease liability - long-term	20,306	23,700
Total operating lease liabilities		26,702	30,297
Current	Finance lease liability - short-term	633	621
Long-term	Finance lease liability - long-term	7,673	7,994
Total finance lease liabilities		8,306	8,615
Total lease liabilities		$35,008	$38,912

The components of lease expense include:

		For the Quarter Ended June 30,		For the Six Months Ended June 30,
Lease Cost	Classification	2025	2024	2025	2024
Operating lease cost (1) (2)	Cost of sales	$1,838	$3,617	$3,628	$5,349
Operating lease cost (1) (3)	Selling, general and administrative expenses	2,468	967	3,455	1,931
Finance lease cost
Amortization expense	Cost of sales	186	186	371	371
Interest expense on lease liabilities	Interest expense, net	76	82	153	165
Total lease cost		$4,568	$4,852	$7,607	$7,816
(1)
Includes short-term leases and variable lease costs, which are immaterial
(2)
Operating lease costs included in Cost of sales for the quarter and six months ended June 30, 2024, includes a $1.8 million termination charge related to exiting an idled lease facility, as described in Note 4
(3)
Operating lease costs included in Selling, general and administrative for the quarter and six months ended June 30, 2025 include $1.6 million in termination charges related to exiting idled lease facilities, as described in Note 4

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended June 30,
Supplemental Cash Flow Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,721	$4,129
Operating cash flows from finance leases	$153	$165
Financing cash flows from finance leases	$309	$292
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,035	$4,761
Finance leases	$—	$—

Lease Term and Discount Rate	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	4.64	4.93
Finance leases	10.51	11.00
Weighted-average discount rate:
Operating leases	6.2%	6.3%
Finance leases	3.7%	3.7%

Maturity of Lease Liabilities - As of June 30, 2025	Operating Leases	Finance Leases	Total
2025 (1)	$3,939	$462	$4,401
2026	7,684	924	8,608
2027	6,465	945	7,410
2028	4,900	950	5,850
2029	3,343	950	4,293
After 2029	4,018	5,758	9,776
Total lease payments	30,349	9,989	40,338
Less: interest	(3,647)	(1,683)	(5,330)
Present value of lease liabilities	$26,702	$8,306	$35,008
(1)
Represents amounts due in 2025 after June 30, 2025

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

Total sales from foreign business units were approximately $15.5 million and $12.0 million for the quarters ended June 30, 2025 and 2024, respectively, and $26.6 million and $21.9 million for the six months ended June 30, 2025 and 2024, respectively.

An analysis of the Company's operations by segment, including revenue by major market is as follows:

	For the Quarter Ended June 30, 2025
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$64,092	$—	$—	$(33)	$64,059
Infrastructure	29,328	—	—	—	29,328
Vehicle	24,727	—	—	—	24,727
Consumer	26,121	—	—	—	26,121
Food and beverage	14,359	—	—	—	14,359
Auto aftermarket	—	50,989	—	—	50,989
Net sales	158,627	50,989	—	(33)	209,583
Cost of sales	102,897	36,057	—	(33)	138,921
Selling, general and administrative expenses (3) (4)	20,100	14,542	8,728	—	43,370
Depreciation and amortization	3,506	715	228	—	4,449
Freight out	2,546	247	—	—	2,793
(Gain) loss on disposal of fixed assets	106	(35)	—	—	71
Operating income (loss) (2)	29,472	(537)	(8,956)	—	19,979
Interest expense, net					7,364
Income before income taxes					$12,615

Total assets	706,230	96,802	59,682	—	862,714
Capital additions, net	3,206	267	134	—	3,607
Depreciation and amortization (7)	9,029	812	768	—	10,609

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Quarter Ended June 30, 2024
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$61,141	$—	$—	$(37)	$61,104
Infrastructure	31,728	—	—	—	31,728
Vehicle	29,372	—	—	—	29,372
Consumer	27,565	—	—	—	27,565
Food and beverage	16,202	—	—	—	16,202
Auto aftermarket	—	54,265	—	—	54,265
Net sales	166,008	54,265	—	(37)	220,236
Cost of sales (5)	108,171	36,585	—	(37)	144,719
Selling, general and administrative expenses (1) (6)	22,777	14,434	6,937	—	44,148
Depreciation and amortization	3,861	752	213	—	4,826
Freight out	2,456	231	—	—	2,687
(Gain) loss on disposal of fixed assets	42	84	2	—	128
Operating income (loss) (2)	28,701	2,179	(7,152)	—	23,728
Interest expense, net					9,006
Income before income taxes					$14,722

Total assets	783,705	108,790	59,138	—	951,633
Capital additions, net	3,465	682	270	—	4,417
Depreciation and amortization (7)	9,023	830	758	—	10,611

	For the Six Months Ended June 30, 2025
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$125,763	$—	$—	$(201)	$125,562
Infrastructure	57,033	—	—	—	57,033
Vehicle	51,070	—	—	—	51,070
Consumer	46,944	—	—	-	46,944
Food and beverage	35,489	—	—	—	35,489
Auto aftermarket	—	100,235	—	—	100,235
Net sales	316,299	100,235	—	(201)	416,333
Cost of sales	205,653	71,141	—	(201)	276,593
Selling, general and administrative expenses (3) (4)	41,567	28,506	18,052	—	88,125
Depreciation and amortization	7,011	1,442	454	—	8,907
Freight out	5,129	476	—	—	5,605
(Gain) loss on disposal of fixed assets	86	388	—	—	474
Operating income (loss) (2)	56,853	(1,718)	(18,506)	—	36,629
Interest expense, net					14,750
Income before income taxes					$21,879

Total assets	706,230	96,802	59,682	—	862,714
Capital additions, net	11,159	372	159	—	11,690
Depreciation and amortization (7)	17,875	1,636	1,533	—	21,044

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Six Months Ended June 30, 2024
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$114,755	$—	$—	$(54)	$114,701
Infrastructure	51,055	—	—	—	51,055
Vehicle	58,782	—	—	—	58,782
Consumer	49,866	—	—	—	49,866
Food and beverage	43,775	—	—	—	43,775
Auto aftermarket	—	109,159	—	—	109,159
Net sales	318,233	109,159	—	(54)	427,338
Cost of sales (5)	213,317	74,289	—	(54)	287,552
Selling, general and administrative expenses (1) (6)	42,418	30,123	18,720	—	91,261
Depreciation and amortization	6,874	1,461	412	—	8,747
Freight out	4,661	449	—	—	5,110
(Gain) loss on disposal of fixed assets	6	53	2	—	61
Operating income (loss) (2)	50,957	2,784	(19,134)	—	34,607
Interest expense, net					15,085
Income before income taxes					$19,522

Total assets	783,705	108,790	59,138	—	951,633
Capital additions, net	8,671	1,062	391	—	10,124
Depreciation and amortization (7)	16,548	1,603	1,188	—	19,339

(1) The Company recognized $0.1 million and $(0.2) million of expense (income) to the estimated environmental reserve, net of probable insurance recoveries for the quarter and six months ended June 30, 2024, respectively, as described in Note 10. Environmental charges are not included in segment results and are shown with Corporate.

(2) The Company incurred $4.4 million and $6.4 million of restructuring costs associated with the restructuring initiatives described in Note 4, for the quarter and six months ended June 30, 2025, of which $1.1 million and $1.2 million are included in Material Handling, $2.2 million and $3.0 million are included in Distribution and $1.2 million and $2.3 million are included with Corporate's results, respectively. The Company incurred $3.0 million and $3.2 million of restructuring costs associated with the restructuring initiatives described in Note 4, for the quarter and six months ended June 30, 2024, of which $2.2 million and $2.5 million are included in Material Handling and $0.8 million and $0.8 million are included in Distribution's results, respectively.

(3) During the quarter and six months ended June 30, 2025, the Company recognized a $1.6 million pre-tax pension settlement charge within the Material Handling segment, as described in Note 1.

(4) The Company recognized a $3.2 million recovery of purchased credit deteriorated assets for the quarter and six months ended June 30, 2025, as described in Note 3. The recovery was recognized as a reduction to bad debt expense included in Selling, general and administrative within the Material Handling Segment.

(5) The Company recognized $1.3 million and $4.5 million of non-cash inventory step-up that was amortized to Cost of sales for the quarter and six months ended June 30, 2024, related to the reporting of inventory at fair value in conjunction with the acquisition of Signature, described in Note 3.

(6) The Company incurred $0.7 million and $4.1 million of acquisition related costs associated with the Signature acquisition, as described in Note 3, for the quarter and six months ended June 30, 2024, of which $0.5 million and $3.8 million are included in Corporate and $0.2 million and $0.3 million are included in Material Handling's results, respectively.

(7) Total depreciation and amortization inclusive of amounts within Cost of sales. Corporate depreciation and amortization includes amortization of deferred financing costs of $0.5 million and $0.5 million for the quarters ended June 30, 2025 and 2024, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the information incorporated by reference contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including information regarding the Company’s financial outlook, future plans, objectives, business prospects and anticipated financial performance. Forward-looking statements can be identified by words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, these statements inherently involve a wide range of uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The Company’s actual actions, results, and financial condition may differ materially from what is expressed or implied by the forward-looking statements.

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

The Company’s results of operations for the quarter and six months ended June 30, 2025 are discussed below. The current economic environment includes heightened risks from tariffs, inflation, interest rates, banking liquidity, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including rapidly changing regulations which has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability, tariffs and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended June 30, 2025 to the Quarter Ended June 30, 2024

Net Sales:

(dollars in thousands)	Quarter Ended June 30,
Segment	2025	2024	Change	% Change
Material Handling	$158,627	$166,008	$(7,381)	(4.4)%
Distribution	50,989	54,265	(3,276)	(6.0)%
Inter-company sales	(33)	(37)	4
Total net sales	$209,583	$220,236	$(10,653)	(4.8)%

Net sales for the quarter ended June 30, 2025 were $209.6 million, a decrease of $10.7 million or 4.8% compared to the quarter ended June 30, 2024. Net sales decreased due to lower pricing of $4.2 million, lower volume of $6.4 million and the effect of unfavorable currency translation of $0.1 million.

Net sales in the Material Handling Segment decreased $7.4 million or 4.4% for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024. Net sales decreased due to lower pricing of $1.6 million, lower volume of $5.7 million and the effect of unfavorable currency translation of $0.1 million.

Net sales in the Distribution Segment decreased $3.3 million or 6.0% for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024, primarily due to lower pricing of $2.6 million and lower volume of $0.7 million.

Cost of Sales & Gross Profit:

	Quarter Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Cost of sales	$138,921	$144,719	$(5,798)	(4.0)%
Gross profit	$70,662	$75,517	$(4,855)	(6.4)%
Gross profit as a percentage of sales	33.7%	34.3%

Gross profit decreased $4.9 million, or 6.4%, for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024, due to lower volume and pricing as described under Net Sales above, unfavorable mix and unfavorable cost productivity, partially offset by lower material costs. Gross margin was 33.7% for the quarter ended June 30, 2025 compared with 34.3% for the quarter ended June 30, 2024.

Selling, General and Administrative Expenses:

	Quarter Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
SG&A expenses	$43,370	$44,148	$(778)	(1.8)%
SG&A expenses as a percentage of sales	20.7%	20.0%

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2025 were $43.4 million, a decrease of $0.8 million or 1.8% compared to the same period in the prior year. Decreases in SG&A expenses for the quarter ended June 30, 2025 were primarily due to a $3.2 million recovery of purchased credit deteriorated assets that was recognized as a reduction to bad debt expense and $0.7 million of lower acquisition and integration costs due to the Signature acquisition as described in Note 3, in addition to $1.4 million of lower salaries and benefits, $1.8 million of lower variable selling expenses, $0.5 million of lower facility costs, $0.3 million of lower commissions and $0.1 million of lower legal and professional fees, partially offset by $1.8 million of higher incentive compensation, $3.8 million of higher restructuring costs as described in Note 4 and a $1.6 million pre-tax pension settlement charge within the Material Handling segment, as described in Note 1.

Depreciation and amortization:

Depreciation and amortization, exclusive of amounts within Cost of sales, decreased $0.4 million to $4.4 million for the quarter ended June 30, 2025 as compared to $4.8 million for the quarter ended June 30, 2024. The decrease was primarily related to asset disposals in conjunction with the facility consolidations, as described in Note 4.

Freight out:

Freight out costs increased $0.1 million to $2.8 million for the quarter ended June 30, 2025 as compared to $2.7 million for the quarter ended June 30, 2024. The increase was primarily related to higher overall freight costs partially offset by lower sales volume.

(Gain) loss on disposal of fixed assets:

The Company recognized $0.1 million of losses on the disposal of fixed assets in both the quarters ended June 30, 2025 and 2024, respectively, primarily related to the sale of fixed assets in the ordinary course of business during the quarter.

Net Interest Expense:

	Quarter Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Net interest expense	$7,364	$9,006	$(1,642)	(18.2)%
Average outstanding borrowings, net	$408,247	$427,505	$(19,258)	(4.5)%
Weighted-average borrowing rate	7.75%	8.60%

Net interest expense for the quarter ended June 30, 2025 was $7.4 million, a decrease of $1.6 million, or 18.2%, compared with $9.0 million for the quarter ended June 30, 2024. The lower net interest expense was due to lower average outstanding borrowings and a lower weighted-average borrowing rate for the quarter ended June 30, 2025.

Income Taxes:

	Quarter Ended June 30,
(dollars in thousands)	2025	2024
Income (loss) before income taxes	$12,615	$14,722
Income tax expense (benefit)	$2,910	$4,443
Effective tax rate	23.1%	30.2%

The Company’s effective tax rate was 23.1% and 30.2% for the quarters ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate is driven by a current year benefit related to the termination of the Company's pension plan and higher fixed non-deductible expenses in the prior year, including expenses related to the Signature acquisition.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Net Sales:

(dollars in thousands)	Six Months Ended June 30,
Segment	2025	2024	Change	% Change
Material Handling	$316,299	$318,233	$(1,934)	(0.6)%
Distribution	100,235	109,159	(8,924)	(8.2)%
Inter-company sales	(201)	(54)	(147)
Total net sales	$416,333	$427,338	$(11,005)	(2.6)%

Net sales for the six months ended June 30, 2025 were $416.3 million, a decrease of $11.0 million or 2.6% compared to the six months ended June 30, 2024. Net sales decreased due to lower pricing of $9.8 million, lower volume of $6.9 million and the effect of unfavorable currency translation of $0.7 million, partially offset by $6.4 million of incremental sales from the acquisition of Signature on February 8, 2024, included in the Material Handling Segment.

Net sales in the Material Handling Segment decreased $1.9 million or 0.6% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Net sales decreased due to lower pricing of $4.5 million, lower volume of $3.1 million and the effect of unfavorable currency translation of $0.7 million, partially offset by $6.4 million of incremental sales from the acquisition of Signature on February 8, 2024.

Net sales in the Distribution Segment decreased $8.9 million or 8.2% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower pricing of $5.2 million and lower volume of $3.7 million.

Cost of Sales & Gross Profit:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Cost of sales	$276,593	$287,552	$(10,959)	(3.8)%
Gross profit	$139,740	$139,786	$(46)	(0.0)%
Gross profit as a percentage of sales	33.6%	32.7%

Gross profit was flat for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as the benefits of the acquisition of Signature on February 8, 2024 and lower material costs were fully offset by lower volume and pricing as described under Net Sales above, unfavorable mix and unfavorable cost productivity. Gross margin was 33.6% for the six months ended June 30, 2025 compared with 32.7% for the six months ended June 30, 2024.

Selling, General and Administrative Expenses:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
SG&A expenses	$88,125	$91,261	$(3,136)	(3.4)%
SG&A expenses as a percentage of sales	21.2%	21.4%

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2025 were $88.1 million, a decrease of $3.1 million or 3.4% compared to the same period in the prior year. Decreases in SG&A expenses for the six months ended June 30, 2025 were primarily due to a $3.2 million recovery of purchased credit deteriorated assets that was recognized as a reduction to bad debt expense and $4.1 million of lower acquisition and integration costs due to the Signature acquisition as described in Note 3, in addition to $3.5 million of lower variable selling expenses, $2.5 million of lower salaries and benefits, $1.2 million of lower legal and professional fees, $0.7 million of lower facility costs and $0.4 million of lower commissions, partially offset by $3.1 million of incremental SG&A from the acquisition of Signature on February 8, 2024, $2.3 million of higher incentive compensation $5.6 million of higher restructuring costs as described in Note 4 and a $1.6 million pre-tax pension settlement charge within the Material Handling segment, as described in Note 1.

Depreciation and amortization:

Depreciation and amortization, exclusive of amounts within Cost of sales, increased $0.2 million to $8.9 million for the six months ended June 30, 2025 as compared to $8.7 million for the six months ended June 30, 2024. The increase was primarily related to the acquisition of Signature on February 8, 2024.

Freight out:

Freight out costs increased $0.5 million to $5.6 million for the six months ended June 30, 2025 as compared to $5.1 million for the six months ended June 30, 2024. The increase was primarily related to higher overall freight costs partially offset by lower sales volume.

(Gain) loss on disposal of fixed assets:

During the six months ended June 30, 2025 the Company recognized $0.5 million of losses on the disposal of fixed assets primarily related to fixed asset impairments and the disposal of fixed assets in conjunction with the previously announced facility consolidations as described in Note 4. During the six months ended June 30, 2024 the Company recognized $0.1 million of losses on the disposal of fixed assets primarily related to the sale of fixed assets.

Net Interest Expense:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Net interest expense	$14,750	$15,085	$(335)	(2.2)%
Average outstanding borrowings, net	$406,618	$351,430	$55,188	15.7%
Weighted-average borrowing rate	7.67%	8.73%

Net interest expense for the six months ended June 30, 2025 was $14.8 million, a decrease of $0.3 million, or 2.2%, compared with $15.1 million for the six months ended June 30, 2024. The lower net interest expense was due to higher average outstanding borrowings as a result of the acquisition of Signature, which was funded through an amendment and restatement of Myers' existing loan agreement discussed below, offset by a lower weighted-average borrowing rate for the six months ended June 30, 2025.

Income Taxes:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Income before income taxes	$21,879	$19,522
Income tax expense	$5,369	$5,740
Effective tax rate	24.5%	29.4%

The Company’s effective tax rate was 24.5% and 29.4% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate is driven by a current year benefit related to the termination of the Company's pension plan and higher fixed non-deductible expenses in the prior year, including expenses related to the Signature acquisition.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Amended Loan Agreement (defined below). At June 30, 2025, the Company had $41.3 million of cash, $239.7 million available under the Amended Loan Agreement and outstanding debt of $379.1 million, including the finance lease liability of $8.3 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and the heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities was $38.4 million for the six months ended June 30, 2025, compared to $34.6 million in the same period in 2024. The increase was primarily due to changes in working capital, primarily due to decreases in accounts receivable and accounts payable, partially offset by increases in inventories. Cash generated from working capital was $1.3 million for the six months ended June 30, 2025, compared to cash used for working capital of $3.7 million in the prior year to date period.

Investing Activities

Net cash used for investing activities was $11.5 million for the six months ended June 30, 2025 compared to cash used of $358.4 million for the same period in 2024. In 2024, the Company paid $348.3 million to acquire Signature, net of cash acquired and working capital adjustments, as discussed in Note 3. Capital expenditures were $11.7 million and $10.1 million for the six months ended June 30, 2025 and 2024, respectively. Full year 2025 capital expenditures are expected to be approximately 3% of revenue.

Financing Activities

Cash used by financing activities was $17.5 million for the six months ended June 30, 2025 compared to cash provided by financing activities of $331.0 million for the same period in 2024. Net borrowings (repayments) of the Company's revolving credit facility were $5.0 million and $(7.0) million for the six months ended June 30, 2025 and 2024, respectively. The company also made scheduled repayments of the Term Loan A totaling $10.0 million and $5.0 million for the six months ended June 30, 2025 and 2024, respectively. Net proceeds from the issuance of common stock in connection with incentive stock exercises were $0.6 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively. Cash paid for tax withholdings on vesting of stock compensation totaled $0.9 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively. The company also used $1.5 million for the repurchase of its common stock, as described in Note 8. In connection with the Signature acquisition in 2024, the Company received proceeds of $400 million under a new term loan facility and repaid $38.0 million of senior unsecured notes in conjunction with an amendment and restatement to the Loan Agreement described below. Fees paid for the amendment and restatement to the Loan Agreement in February 2024 totaled $9.2 million. The Company also used cash to pay dividends of $10.4 million for both the six months ended June 30, 2025 and 2024.

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

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At June 30, 2025, the remaining notional value of the Company's interest rate swap totaled $187.5 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Notes 1 and 11.

As of June 30, 2025, $239.7 million was available under the Amended Loan Agreement, after borrowings and the Company had $5.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates.

As of June 30, 2025, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The ratios as calculated under the terms of the Amended Loan Agreement as of and for the period ended June 30, 2025 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	3.90
Net Leverage Ratio	3.25 to 1 (maximum)	2.78

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Based on current debt levels at June 30, 2025, if market interest rates decrease or increase one percent, the Company’s annual variable interest expense would change by approximately $1.9 million.

The Company has entered into an interest rate swap agreement to mitigate the variable interest rate risk under the Amended Loan Agreement, which effectively results in a fixed rate debt on a portion of its outstanding borrowings. Based on current debt levels at June 30, 2025, if market interest rates decrease or increase one percent, the Company's annual fixed rate interest expense on the fair value of the interest rate swap would change by approximately $5.5 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada and the United Kingdom with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada and the United Kingdom to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and the United Kingdom that are denominated in U.S. dollars. The net exposure is generally less than $1 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At June 30, 2025, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at June 30, 2025. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2025, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plans during the quarter ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum dollar value of Shares that may yet be Purchased Under the Plans or Programs (1)
4/1/2025 to 4/30/2025	—	$—	76,800	$9,001,684
5/1/2025 to 5/31/2025	27,359	12.39	104,159	8,662,843
6/1/2025 to 6/30/2025	12,725	12.79	116,884	8,500,093

(1)
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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
10.1	Form of 2025 Restricted Stock Unit Award Agreement for Directors under the Myers Industries, Inc. 2024 Long-Term Incentive Plan.* (filed herewith)
10.2	Form of 2025 Restricted Stock Award Agreement for Directors under the Myers Industries, Inc. 2024 Long-Term Incentive Plan.* (filed herewith)
10.3	2025 Non-employee Director Compensation (as amended).* (filed herewith)
31.1	Certification of Aaron M. Schapper, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel W. Hoehn, Interim Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Aaron M. Schapper, President and Chief Executive Officer, and Daniel W. Hoehn, Interim Chief Financial Officer, of Myers Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Indicates executive compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

July 31, 2025	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Interim Chief Financial Officer (Principal Financial and Accounting Officer)