Form 10-Q
period 2025-09-30
MYERS INDUSTRIES INC
filed 2025-10-30
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the issuer’s common stock, without par value, as of October 24, 2025 was 37,407,915 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$205,435	$205,067	$621,768	$632,405
Cost of sales	136,865	139,937	413,458	427,489
Gross profit	68,570	65,130	208,310	204,916
Selling, general and administrative expenses	44,426	38,486	132,551	129,747
Depreciation and amortization	4,318	4,868	13,225	13,615
Freight out	2,512	4,332	8,117	9,442
(Gain) loss on disposal of fixed assets	(375)	192	99	253
Impairment charges	—	22,016	—	22,016
Operating income (loss)	17,689	(4,764)	54,318	29,843
Interest expense, net	7,497	8,091	22,247	23,176
Income (loss) before income taxes	10,192	(12,855)	32,071	6,667
Income tax expense (benefit)	3,104	(1,977)	8,473	3,763
Net income (loss)	$7,088	$(10,878)	$23,598	$2,904
Net income (loss) per common share:
Basic	$0.19	$(0.29)	$0.63	$0.08
Diluted	$0.19	$(0.29)	$0.63	$0.08

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$7,088	$(10,878)	$23,598	$2,904
Other comprehensive income (loss):
Foreign currency translation adjustment	(772)	558	1,135	(633)
Unrealized gain (loss) on interest rate swap contracts (1)	2	(3,623)	(2,339)	(5,599)
Realized (gain) loss on interest rate swap contracts reclassified to interest expense	84	(403)	256	(545)
Realized (gain) loss on pension liability reclassified to earnings (2)	—	—	1,101	—
Total other comprehensive income (loss)	(686)	(3,468)	153	(6,777)
Comprehensive income	$6,402	$(14,346)	$23,751	$(3,873)

(1) Amounts shown net of tax expense (benefit) of $30 and $(732) for the quarter and nine months ended September 30, 2025, respectively and $(1,453) and $(2,159) for the quarter and nine months ended September 30, 2024, respectively.

(2) Amounts reclassified to Selling, general and administrative expenses net of tax expense (benefit) of $(399) for the nine months ended September 30, 2025.

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$47,965	$32,222
Trade accounts receivable, less allowances of $4,977 and $5,234, respectively	123,271	109,372
Other accounts receivable, net	6,138	12,654
Inventories, net	99,633	97,001
Prepaid expenses and other current assets	9,787	8,058
Total Current Assets	286,794	259,307
Property, plant, and equipment, net	131,484	137,564
Right of use asset - operating leases	26,429	30,561
Goodwill	255,858	255,532
Intangible assets, net	155,019	166,321
Deferred income taxes	205	205
Other	8,282	11,325
Total Assets	$864,071	$860,815

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$81,569	$71,049
Accrued employee compensation	21,389	14,731
Income taxes payable	1,783	4,623
Accrued taxes payable, other than income taxes	2,952	2,781
Accrued interest	296	267
Other current liabilities	26,892	26,794
Operating lease liability - short-term	6,699	6,597
Finance lease liability - short-term	639	621
Long-term debt - current portion	29,528	19,649
Total Current Liabilities	171,747	147,112
Long-term debt	331,698	355,310
Operating lease liability - long-term	19,701	23,700
Finance lease liability - long-term	7,512	7,994
Other liabilities	15,048	15,303
Deferred income taxes	31,742	33,884
Total Liabilities	577,448	583,303

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 37,386,928 and 37,262,566; net of treasury shares of 5,165,529 and 5,289,891, respectively)	23,043	22,923
Additional paid-in capital	325,659	325,163
Accumulated other comprehensive loss	(21,957)	(22,110)
Retained deficit	(40,122)	(48,464)
Total Shareholders’ Equity	286,623	277,512
Total Liabilities and Shareholders’ Equity	$864,071	$860,815

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended September 30, 2025
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at July 1, 2025	$23,038	$324,971	$(21,271)	$(42,098)	$284,640
Net income (loss)	—	—	—	7,088	7,088
Foreign currency translation adjustment	—	—	(772)	—	(772)
Interest rate swap, net of tax of $30	—	—	86	—	86
Shares issued under incentive plans, net of shares withheld for tax	24	225	—	—	249
Repurchase of common stock	(19)	(487)	—	—	(506)
Stock compensation expense	—	950	—	—	950
Declared dividends - $0.135 per share	—	—	—	(5,112)	(5,112)
Balance at September 30, 2025	$23,043	$325,659	$(21,957)	$(40,122)	$286,623

	Quarter Ended September 30, 2024
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at July 1, 2024	$22,879	$323,586	$(20,124)	$(31,789)	$294,552
Net income (loss)	—	—	—	(10,878)	(10,878)
Foreign currency translation adjustment	—	—	558	—	558
Interest rate swap, net of tax of ($1,453)	—	—	(4,026)	—	(4,026)
Shares issued under incentive plans, net of shares withheld for tax	24	218	—	—	242
Stock compensation expense	—	190	—	—	190
Declared dividends - $0.135 per share	—	—	—	(4,999)	(4,999)
Balance at September 30, 2024	$22,903	$323,994	$(23,592)	$(47,666)	$275,639

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2025
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2025	$22,923	$325,163	$(22,110)	$(48,464)	$277,512
Net income (loss)	—	—	—	23,598	23,598
Foreign currency translation adjustment	—	—	1,135	—	1,135
Interest rate swap, net of tax of ($732)	—	—	(2,083)	—	(2,083)
Shares issued under incentive plans, net of shares withheld for tax	210	(273)	—	—	(63)
Repurchase of common stock	(90)	(1,931)	—	—	(2,021)
Stock compensation expense	—	2,700	—	—	2,700
Declared dividends - $0.405 per share	—	—	—	(15,256)	(15,256)
Pension liability, net of tax of ($399)	—	—	1,101	—	1,101
Balance at September 30, 2025	$23,043	$325,659	$(21,957)	$(40,122)	$286,623

	Nine Months Ended September 30, 2024
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2024	$22,608	$322,526	$(16,815)	$(35,519)	$292,800
Net income (loss)	—	—	—	2,904	2,904
Foreign currency translation adjustment	—	—	(633)	—	(633)
Interest rate swap, net of tax of ($2,159)	—	—	(6,144)	—	(6,144)
Shares issued under incentive plans, net of shares withheld for tax	295	731	—	—	1,026
Stock compensation expense	—	737	—	—	737
Declared dividends - $0.405 per share	—	—	—	(15,051)	(15,051)
Balance at September 30, 2024	$22,903	$323,994	$(23,592)	$(47,666)	$275,639

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$23,598	$2,904
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	29,652	28,760
Amortization of deferred financing costs	1,621	1,318
Amortization of acquisition-related inventory step-up	—	4,457
Non-cash stock-based compensation expense	2,700	737
(Gain) loss on disposal of fixed assets	99	253
Impairment charges	—	22,016
Other	(2,831)	550
Cash flows provided by (used for) working capital
Accounts receivable - trade and other, net	(2,127)	15,646
Inventories	(2,296)	(1,385)
Prepaid expenses and other current assets	(1,723)	(1,668)
Accounts payable and accrued expenses	15,507	(21,644)
Net cash provided by (used for) operating activities	64,200	51,944
Cash Flows From Investing Activities
Capital expenditures	(15,935)	(17,302)
Acquisition of business, net of cash acquired	—	(348,312)
Proceeds from sale of property, plant and equipment	661	112
Net cash provided by (used for) investing activities	(15,274)	(365,502)
Cash Flows From Financing Activities
Net borrowings (repayments) on revolving credit facility	—	(15,000)
Proceeds from Term Loan A	—	400,000
Repayments of Term Loan A	(15,000)	(10,000)
Repayments of senior unsecured notes	—	(38,000)
Payments on finance lease	(464)	(442)
Cash dividends paid	(15,439)	(15,392)
Proceeds from issuance of common stock	866	3,053
Shares withheld for employee taxes on equity awards	(929)	(2,027)
Repurchase of common stock	(2,021)	—
Deferred financing fees	—	(9,172)
Net cash provided by (used for) financing activities	(32,987)	313,020
Foreign exchange rate effect on cash	(196)	(42)
Net increase (decrease) in cash	15,743	(580)
Cash at January 1	32,222	30,290
Cash at September 30	$47,965	$29,710

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2025.

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

At September 30, 2025, the remaining notional value of the Company's interest rate swap totaled $185.0 million and the net fair value of the Company's interest rate swap contract was estimated to be an unrealized loss of $6.1 million, which is included in the Condensed Consolidated Statements of Financial Position (Unaudited) within Other current liabilities and Other liabilities (long-term) at $1.6 million and $4.4 million, respectively. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) ('AOCI') in the Condensed Consolidated Statements of Financial Position (Unaudited) and balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. The pre-tax balance of interest rate swap gain (loss) in AOCI for the quarter and nine months ended September 30, 2025 was $0.1 million and $(2.8) million, respectively and $(5.5) million and $(8.3) million for the quarter and nine months ended September 30, 2024, respectively. As of September 30, 2025, $1.6 million of net interest rate swap losses recorded in AOCI are expected to be reclassified into earnings within the next twelve months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Interest Rate Swap (1)	Defined Benefit Pension Plans	Total
Balance at July 1, 2025	$(16,702)	$(4,569)	$—	$(21,271)
Other comprehensive income (loss) before reclassifications	(772)	2	—	(770)
Reclassification to (earnings) loss	—	84	—	84
Net current-period other comprehensive income (loss)	(772)	86	—	(686)
Balance at September 30, 2025	$(17,474)	$(4,483)	$—	$(21,957)

(1) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0.0 million for the quarter ended September 30, 2025.

	Foreign Currency	Interest Rate Swap (2)	Defined Benefit Pension Plans	Total
Balance at July 1, 2024	$(16,742)	$(2,118)	$(1,264)	$(20,124)
Other comprehensive income (loss) before reclassifications	558	(3,623)	—	(3,065)
Reclassification to (earnings) loss	—	(403)	—	(403)
Net current-period other comprehensive income (loss)	558	(4,026)	—	(3,468)
Balance at September 30, 2024	$(16,184)	$(6,144)	$(1,264)	$(23,592)

(2) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(1.5) million for the quarter ended September 30, 2024.

	Foreign Currency	Interest Rate Swap (3)	Defined Benefit Pension Plans (4)	Total
Balance at January 1, 2025	$(18,609)	$(2,400)	$(1,101)	$(22,110)
Other comprehensive income (loss) before reclassifications	1,135	(2,339)	—	(1,204)
Reclassification to (earnings) loss	—	256	1,101	1,357
Net current-period other comprehensive income (loss)	1,135	(2,083)	1,101	153
Balance at September 30, 2025	$(17,474)	$(4,483)	$—	$(21,957)

(3) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.7) million for the nine months ended September 30, 2025.

(4) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.4) million for the nine months ended September 30, 2025.

	Foreign Currency	Interest Rate Swap (5)	Defined Benefit Pension Plans	Total
Balance at January 1, 2024	$(15,551)	$—	$(1,264)	$(16,815)
Other comprehensive income (loss) before reclassifications	(633)	(5,599)	—	(6,232)
Reclassification to (earnings) loss	—	(545)	—	(545)
Net current-period other comprehensive income (loss)	(633)	(6,144)	—	(6,777)
Balance at September 30, 2024	$(16,184)	$(6,144)	$(1,264)	$(23,592)

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

The changes in the allowance for credit losses included within Trade accounts receivable for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
Balance at January 1	$4,183	$2,989
Provision for expected credit loss, net of recoveries	442	1,839
Write-offs and other	(657)	(586)
Balance at September 30	$3,968	$4,242

Allowance for credit losses pertaining to the purchased credit deteriorated assets acquired in conjunction with the acquisition of Signature, as described in Note 3, are not included in the table above. These amounts totaled $3.2 million as of December 31, 2024 and are included net within Other accounts receivable and Other assets – long-term. As more fully described in Note 3, the purchased credit deteriorated assets were fully repaid during the nine months ended September 30, 2025 and the $3.2 million allowance for credit loss was reversed and recognized as a reduction to bad debt expense included in Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited).

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	September 30,	December 31,	Statement of Financial Position
	2025	2024	Classification
Returns, discounts and other allowances	$(1,009)	$(1,051)	Trade accounts receivable
Right of return asset	$476	$456	Inventories, net
Customer deposits	$(1,457)	$(2,565)	Other current liabilities
Accrued rebates	$(4,949)	$(4,196)	Other current liabilities

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer and is classified as Freight out expenses for the Company’s manufacturing business and as Cost of sales for the Company’s distribution business. Costs for shipments to customers in Freight out expenses were approximately $2.5 million and $4.3 million for the quarters ended September 30, 2025 and 2024, respectively, and $8.1 million and $9.4 million for the nine months ended September 30, 2025 and 2024, respectively and in Cost of sales were approximately $2.6 million and $2.8 million for the quarters ended September 30, 2025 and 2024, respectively and $7.8 million and $8.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

4. Restructuring

On March 6, 2025, the Company announced it would be launching a 'Focused Transformation' initiative with a target to implement $20 million of annualized cost savings, primarily in SG&A, by year-end 2025. In conjunction with the program the Company incurred $0.8 million and $3.2 million of restructuring charges during the quarter and nine months ended September 30, 2025, respectively. Accrued and unpaid restructuring expenses were $0.5 million at September 30, 2025 and remaining costs to complete the program will continue to be evaluated by the Company as it conducts a comprehensive review of its portfolio and key strategic initiatives.

On July 31, 2025, the Company announced as part of its Focused Transformation initiatives, a plan to idle two of its rotational molding production facilities and to consolidate that production into other facilities. In conjunction with this initiative the Company incurred $1.3 million of restructuring charges during the quarter and nine months ended September 30, 2025. Accrued and unpaid restructuring expenses were $0.5 million at September 30, 2025 and the Company expects to incur up to $12 million in restructuring costs to complete the initiative, including costs related to employee severance, machine moves, asset impairments and costs related to the long-term facility leases.

In conjunction with the Company's previously announced restructuring plan to improve the Company’s organizational structure and operational efficiency within the Distribution Segment, the Company incurred $2.5 million of restructuring charges during the nine months ended September 30, 2025, and $0.2 million and $1.0 million during the quarter and nine months ended September 30, 2024, respectively. The Company also entered into termination agreements to exit two of its idled lease facilities, in conjunction with the restructuring plan, for which the original leases extended through 2028, and total termination charges of $1.6 million, included in the totals above, for the nine months ended September 30, 2025, were recorded to satisfy all remaining obligations under the original lease agreements. Accrued and unpaid restructuring expenses totaled $0.3 million at September 30, 2025 and the Company does not expect to incur any further costs related to this initiative which is now complete.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

On July 23, 2025, the Company's Board of Directors approved launching a strategic review of Myers Tire Supply, which is included in the Distribution segment. As a result of the strategic review announced in the second quarter of this year, the company has now initiated a sale process to divest the business, however there can be no assurance that a sale will be completed on terms acceptable to the Company, or at all. Revenue from this business was $186 million over the last twelve months, ending September 30, 2025.

In conjunction with the Company's previously announced Ameri-Kart plan the Company incurred $2.3 million of restructuring charges during the nine months ended September 30, 2024. On May 7, 2024, the Company entered into a termination agreement to exit the idled lease facility, in conjunction with the Ameri-Kart plan, for which the original lease extended through 2026, and a termination payment of $1.8 million was recorded to satisfy all remaining obligations under the original lease. The Ameri-Kart plan is now complete and there were no remaining accrued and unpaid restructuring expenses at September 30, 2025 or December 31, 2024.

In August 2024, the Company announced the consolidation of its Atlantic, Iowa rotational molding facility into other rotational molding facilities to reduce the cost structure within the Material Handling segment. In December 2024, the Company reduced the scope of the consolidation to keep open its Atlantic, Iowa rotational molding facility as a result of increased demand for certain products produced in that facility. Total restructuring costs incurred related to the facility consolidation were approximately $1.2 million during the quarter and nine months ended September 30, 2024. Accrued and unpaid restructuring expenses were not significant at December 31, 2024.

Charges from other restructuring initiatives to reduce and streamline overhead costs during the quarter and nine months ended September 30, 2025 totaled $1.1 million and $2.6 million, respectively, and $0.6 million and $0.8 million during the quarter and nine months ended September 30, 2024, respectively. Accrued and unpaid restructuring expenses were $0.3 million and $0.9 million at September 30, 2025 and December 31, 2024, respectively.

The restructuring charges noted above for the quarter and nine months ended September 30, 2025 and 2024, respectively, are presented in the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	For the Quarter Ended September 30,
	2025			2024
Segment	Cost of Sales	SG&A	Total	Cost of Sales	SG&A	Total
Material Handling	$1,102	$370	$1,472	$1,160	$236	$1,396
Distribution	—	71	71	51	169	220
Corporate	—	1,675	1,675	—	417	417
Total	$1,102	$2,116	$3,218	$1,211	$822	$2,033

	For the Nine Months Ended September 30,
	2025			2024
Segment	Cost of Sales	SG&A and Other (1)	Total	Cost of Sales	SG&A	Total
Material Handling	$1,598	$1,033	$2,631	$3,624	$236	$3,860
Distribution	—	3,051	3,051	539	436	975
Corporate	—	3,981	3,981	—	417	417
Total	$1,598	$8,065	$9,663	$4,163	$1,089	$5,252

(1) Amounts included in SG&A and Other, for the nine months ended September 30, 2025 include a $0.5 million charge related to the facility consolidations, discussed above, that is classified within (Gain) loss on disposal of fixed assets on the Condensed Consolidated Statements of Operations (Unaudited).

Restructuring liabilities are included in other current liabilities on the Condensed Consolidated Balance Sheets (Unaudited). The change in other current liabilities for the nine months ended September 30, 2025 was as follows:

	Employee Reduction	Facility Consolidations	Other Exit Costs (1)	Total
Balance at December 31, 2024	$—	$—	$962	$962
Charges to expense	1,759	3,449	4,455	9,663
Cash payments	(1,418)	(2,189)	(4,587)	(8,194)
Non-cash activity	171	(927)	—	(756)
Balance at September 30, 2025	$512	$333	$830	$1,675

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

(1) Other exit costs consist primarily of executive transition and other related costs.

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarters ended September 30, 2025 or 2024.

Inventories consisted of the following:

	September 30,	December 31,
	2025	2024
Finished and in-process products	$61,085	$62,601
Raw materials and supplies	38,548	34,400
	$99,633	$97,001

6. Other Liabilities

The balance in Other current liabilities is comprised of the following:

	September 30,	December 31,
	2025	2024
Customer deposits and accrued rebates	$6,406	$6,761
Dividends payable	5,430	5,613
Accrued litigation, claims and professional fees	337	110
Current portion of environmental reserves	7,705	6,605
Hedge contract liability	1,648	753
Other accrued expenses	5,366	6,952
	$26,892	$26,794

The balance in Other liabilities (long-term) is comprised of the following:

	September 30,	December 31,
	2025	2024
Environmental reserves	$8,098	$9,984
Supplemental executive retirement plan liability	117	270
Pension liability	—	79
Hedge contract liability	4,409	2,490
Other long-term liabilities	2,424	2,480
	$15,048	$15,303

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

7. Goodwill and Intangible Assets

The change in goodwill for the nine months ended September 30, 2025 was as follows:

	Distribution	Material Handling	Total
January 1, 2025	$14,730	$240,802	$255,532
Foreign currency translation	—	326	326
September 30, 2025	$14,730	$241,128	$255,858

Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $31.4 million at both September 30, 2025 and December 31, 2024. Refer to Note 3 for the intangible assets acquired through the Signature acquisition in February 2024.

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

8. Stockholders' Equity

Net Income Per Common Share

Net income per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding basic	37,393,620	37,220,456	37,361,228	37,102,761
Dilutive effect of stock options and restricted stock	188,442	—	142,936	147,751
Weighted average common shares outstanding diluted	37,582,062	37,220,456	37,504,164	37,250,512

The dilutive effect of stock options and restricted stock was computed using the treasury stock method. Because the Company incurred a net loss for the quarter ended September 30, 2024, basic and diluted shares are the same. If the Company was in a net income position during the quarter ended September 30, 2024, diluted shares would include an additional 2,280 shares of common stock.

Options to purchase 6,973 and 10,347 shares of common stock that were outstanding for the quarter and nine months ended September 30, 2025, respectively were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive. Options to purchase 13,664 and 10,290 shares of common stock that were outstanding for the quarter and nine months ended September 30, 2024, respectively were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

Under the 2025 Repurchase Program the Company repurchased a total of 30,579 and 147,463 shares for $0.5 million and $2.0 million at an average cost of $16.37 and $13.57 per share, exclusive of commissions and excise tax during the quarter and nine months ended September 30, 2025, respectively. As of September 30, 2025, there was approximately $8.0 million in remaining funds authorized under the 2025 Repurchase Program.

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

Stock compensation expense was approximately $1.0 million and $0.2 million for the quarters ended September 30, 2025 and 2024, respectively, and $2.7 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively. These expenses are included in Selling, general and administrative expenses. Changes in expected performance under performance share award arrangements can cause volatility in stock compensation expense. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at September 30, 2025 was approximately $5.7 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $26.0 million of cumulative charges, made cumulative payments of $16.5 million and received insurance recoveries of $8.0 million through September 30, 2025. For the quarter and nine months ended September 30, 2025 the following undiscounted activity was recorded in connection with the New Idria Mercury Mine:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning reserve balance	$11,241	$12,492	$12,425	$13,182
Changes in estimated environmental liability	900	200	900	1,000
Payments made	(718)	(908)	(1,902)	(2,398)
Ending reserve balance (1)	$11,423	$11,784	$11,423	$11,784

Beginning receivable balance	$7,050	$7,114	$8,404	$7,245
Changes in estimated insurance recovery	900	700	900	1,700
Insurance recovery reimbursements	(483)	(621)	(1,837)	(1,752)
Ending receivable balance (2)	$7,467	$7,193	$7,467	$7,193

(1) As of September 30, 2025, Buckhorn has a total ending reserve balance of $11.4 million related to the New Idria Mine, of which $7.4 million is classified in Other current liabilities and $4.0 million in Other liabilities (long-term).

(2) As of September 30, 2025, Buckhorn has a total receivable balance related to the probable insurance recovery of $7.5 million, of which $4.2 million is classified in Other accounts receivable and $3.3 million is classified in Other assets (long-term).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. No costs were incurred related to New Almaden in the quarter and nine months ended September 30, 2025 or 2024. As of September 30, 2025, Buckhorn has a total reserve of $4.4 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.1 million is classified in Other liabilities (long-term).

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

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	September 30,	December 31,
	2025	2024
Amended Loan Agreement - Revolving Credit Facility	$—	$—
Amended Loan Agreement - Term Loan A	367,000	382,000
	367,000	382,000
Less unamortized deferred financing costs	5,774	7,041
	361,226	374,959
Less current portion long-term debt	29,528	19,649
Long-term debt	$331,698	$355,310

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

Amendment No. 1 did not change the existing revolving credit facility’s maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million, of which $8.5 million was related to Term Loan A and included in Long-term debt and Long-term debt - current portion and $0.7 million was related to the Revolving Credit Facility and included in Other assets (long-term). These deferred financing fees are being amortized to Interest expense over their respective terms to maturity. Remaining deferred financing fees on the Revolving Credit Facility were $0.9 million and $1.3 million as of September 30, 2025 and December 31, 2024, respectively and remaining unamortized deferred financing costs under the Term Loan A totaled $5.8 million and $7.0 million as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, the Company had $244.7 million available under the Amended Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.3 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges to all of the Company's assets (except with respect to certain assets that are customarily excluded for the incurrence of such liens).

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

The weighted average interest rate on borrowings under the Company’s long-term debt was 8.04% and 8.40% for the quarters ended September 30, 2025 and 2024, respectively, and 7.85% and 8.60% for the nine months ended September 30, 2025 and 2024, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of September 30, 2025, the Company was in compliance with all of its debt covenants associated with its Amended Loan Agreement. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At September 30, 2025, the remaining notional value of the Company's interest rate swap totaled $185.0 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described above and in Note 1.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

12. Income Taxes

The Company’s effective tax rate was 30.5% and 26.4% for the quarter and nine months ended September 30, 2025, respectively compared to 15.4% and 56.4% for the quarter and nine months ended September 30, 2024. The effective income tax rate for the current year was different than the Company's statutory rate primarily due to state taxes and the benefit related to the termination of the Company's pension plan. The effective income tax rate for the prior year was different than the Company’s statutory rate, primarily due to non-deductible goodwill impairment charges, state taxes and non-deductible transaction costs related to the Signature acquisition.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of September 30, 2025, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2021. The Company is subject to state and local examinations for tax years of 2020 through 2023. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2021 through 2024.

13. Leases

The Company determines if an arrangement is a lease at inception. The Company has leases for manufacturing facilities, distribution centers, warehouses, office space and equipment, with remaining lease terms of one to ten years. Certain of these leases include options to extend the lease for up to five years, and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the statement of financial position; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Operating leases with an initial term greater than 12 months are included in Right of use asset – operating leases (“ROU assets”), Operating lease liability – short term, and Operating lease liability – long term and finance leases are included in Property, plant and equipment, Finance lease liability – short term, and Finance lease liability – long term in the Condensed Consolidated Statements of Financial Position (Unaudited).

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to leases include:

		September 30,	December 31,
	Classification	2025	2024
Assets:
Operating lease assets	Right of use asset - operating leases	$26,429	$30,561
Finance lease assets	Property, plant and equipment, net	7,371	7,927
Total lease assets		$33,800	$38,488

Liabilities:
Current	Operating lease liability - short-term	$6,699	$6,597
Long-term	Operating lease liability - long-term	19,701	23,700
Total operating lease liabilities		26,400	30,297
Current	Finance lease liability - short-term	639	621
Long-term	Finance lease liability - long-term	7,512	7,994
Total finance lease liabilities		8,151	8,615
Total lease liabilities		$34,551	$38,912

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The components of lease expense include:

		For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Lease Cost	Classification	2025	2024	2025	2024
Operating lease cost (1) (2)	Cost of sales	$1,819	$1,713	$5,447	$7,062
Operating lease cost (1) (3)	Selling, general and administrative expenses	743	1,001	4,198	2,932
Finance lease cost
Amortization expense	Cost of sales	185	185	556	556
Interest expense on lease liabilities	Interest expense, net	76	82	229	247
Total lease cost		$2,823	$2,981	$10,430	$10,797
(1)
Includes short-term leases and variable lease costs, which are immaterial
(2)
Operating lease costs included in Cost of sales for the nine months ended September 30, 2024, include a $1.8 million termination charge related to exiting an idled lease facility, as described in Note 4
(3)
Operating lease costs included in Selling, general and administrative for the nine months ended September 30, 2025 include $1.6 million in termination charges related to exiting idled lease facilities, as described in Note 4

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended September 30,
Supplemental Cash Flow Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,750	$6,117
Operating cash flows from finance leases	$229	$247
Financing cash flows from finance leases	$464	$442
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$2,345	$5,218
Finance leases	$—	$—

Lease Term and Discount Rate	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	4.46	4.93
Finance leases	10.26	11.00
Weighted-average discount rate:
Operating leases	6.3%	6.3%
Finance leases	3.7%	3.7%

Maturity of Lease Liabilities - As of September 30, 2025	Operating Leases	Finance Leases	Total
2025 (1)	$2,050	$231	$2,281
2026	8,023	924	8,947
2027	6,803	945	7,748
2028	5,239	950	6,189
2029	3,661	950	4,611
After 2029	4,138	5,758	9,896
Total lease payments	29,914	9,758	39,672
Less: interest	(3,514)	(1,607)	(5,121)
Present value of lease liabilities	$26,400	$8,151	$34,551
(1)
Represents amounts due in 2025 after September 30, 2025

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

Total sales from foreign business units were approximately $14.5 million and $14.0 million for the quarters ended September 30, 2025 and 2024, respectively, and $41.1 million and $35.9 million for the nine months ended September 30, 2025 and 2024, respectively.

An analysis of the Company's operations by segment, including revenue by major market is as follows:

	For the Quarter Ended September 30, 2025
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$66,846	$—	$—	$(72)	$66,774
Infrastructure	27,276	—	—	—	27,276
Vehicle	21,943	—	—	—	21,943
Consumer	20,174	—	—	—	20,174
Food and beverage	17,301	—	—	—	17,301
Auto aftermarket	—	51,967	—	—	51,967
Net sales	153,540	51,967	—	(72)	205,435
Cost of sales	100,258	36,679	—	(72)	136,865
Selling, general and administrative expenses	20,766	14,123	9,537	—	44,426
Depreciation and amortization	3,499	632	187	—	4,318
Freight out	2,332	180	—	—	2,512
(Gain) loss on disposal of fixed assets	112	(487)	—	—	(375)
Operating income (loss) (2)	26,573	840	(9,724)	—	17,689
Interest expense, net					7,497
Income before income taxes					$10,192

Total assets	704,301	96,458	63,312	—	864,071
Capital additions, net	4,194	98	(47)	—	4,245
Depreciation and amortization (7)	8,769	732	728	—	10,229

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Quarter Ended September 30, 2024
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$64,806	$—	$—	$(35)	$64,771
Infrastructure	20,736	—	—	—	20,736
Vehicle	24,839	—	—	—	24,839
Consumer	24,388	—	—	—	24,388
Food and beverage	15,949	—	—	—	15,949
Auto aftermarket	—	54,384	—	—	54,384
Net sales	150,718	54,384	—	(35)	205,067
Cost of sales	102,401	37,571	—	(35)	139,937
Selling, general and administrative expenses (1) (6) (8)	17,234	13,686	7,566	—	38,486
Depreciation and amortization	3,914	738	216	—	4,868
Freight out	4,072	260	—	—	4,332
(Gain) loss on disposal of fixed assets	195	(2)	(1)	—	192
Impairment charges (9)	22,016	—	—	—	22,016
Operating income (loss) (2)	886	2,131	(7,781)	—	(4,764)
Interest expense, net					8,091
Income before income taxes					$(12,855)

Total assets	752,137	105,816	47,046	—	904,999
Capital additions, net	6,995	7	176	—	7,178
Depreciation and amortization (7)	9,158	823	758	—	10,739

	For the Nine Months Ended September 30, 2025
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$192,609	$—	$—	$(273)	$192,336
Infrastructure	84,309	—	—	—	84,309
Vehicle	73,013	—	—	—	73,013
Consumer	67,118	—	—	—	67,118
Food and beverage	52,790	—	—	—	52,790
Auto aftermarket	—	152,202	—	—	152,202
Net sales	469,839	152,202	—	(273)	621,768
Cost of sales	305,911	107,820	—	(273)	413,458
Selling, general and administrative expenses (3) (4)	62,333	42,629	27,589	—	132,551
Depreciation and amortization	10,510	2,074	641	—	13,225
Freight out	7,461	656	—	—	8,117
(Gain) loss on disposal of fixed assets	198	(99)	—	—	99
Operating income (loss) (2)	83,426	(878)	(28,230)	—	54,318
Interest expense, net					22,247
Income before income taxes					$32,071

Total assets	704,301	96,458	63,312	—	864,071
Capital additions, net	15,353	470	112	—	15,935
Depreciation and amortization (7)	26,644	2,368	2,261	—	31,273

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Nine Months Ended September 30, 2024
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$179,561	$—	$—	$(89)	$179,472
Infrastructure	71,791	—	—	—	71,791
Vehicle	83,621	—	—	—	83,621
Consumer	74,254	—	—	—	74,254
Food and beverage	59,724	—	—	—	59,724
Auto aftermarket	—	163,543	—	—	163,543
Net sales	468,951	163,543	—	(89)	632,405
Cost of sales (5)	315,718	111,860	—	(89)	427,489
Selling, general and administrative expenses (1) (6) (8)	59,652	43,809	26,286	—	129,747
Depreciation and amortization	10,788	2,199	628	—	13,615
Freight out	8,733	709	—	—	9,442
(Gain) loss on disposal of fixed assets	201	51	1	—	253
Impairment charges (9)	22,016	—	—	—	22,016
Operating income (loss) (2)	51,843	4,915	(26,915)	—	29,843
Interest expense, net					23,176
Income before income taxes					$6,667

Total assets	752,137	105,816	47,046	—	904,999
Capital additions, net	15,666	1,069	567	—	17,302
Depreciation and amortization (7)	25,706	2,426	1,946	—	30,078

(1) The Company recognized $(0.5) million and $(0.7) million of expense (income) to the estimated environmental reserve, net of probable insurance recoveries for the quarter and nine months ended September 30, 2024, respectively, as described in Note 10. Environmental charges are not included in segment results and are shown with Corporate.

(2) The Company incurred $3.2 million and $9.7 million of restructuring costs associated with the restructuring initiatives described in Note 4, for the quarter and nine months ended September 30, 2025, of which $1.5 million and $2.6 million are included in Material Handling, $0.1 million and $3.1 million are included in Distribution and $1.7 million and $4.0 million are included with Corporate's results, respectively. The Company incurred $2.0 million and $5.3 million of restructuring costs associated with the restructuring initiatives described in Note 4, for the quarter and nine months ended September 30, 2024, of which $1.4 million and $3.9 million are included in Material Handling and $0.2 million and $1.0 million are included in Distribution's results, respectively and $0.4 million is included in Corporate's results, for the quarter and nine months ended September 30, 2024.

(3) During the nine months ended September 30, 2025, the Company recognized a $1.6 million pre-tax pension settlement charge within the Material Handling segment, as described in Note 1.

(4) The Company recognized a $3.2 million recovery of purchased credit deteriorated assets for the nine months ended September 30, 2025, as described in Note 3. The recovery was recognized as a reduction to bad debt expense included in Selling, general and administrative within the Material Handling segment.

(5) The Company recognized $4.5 million of non-cash inventory step-up that was amortized to Cost of sales for the nine months ended September 30, 2024, related to the reporting of inventory at fair value in conjunction with the acquisition of Signature, described in Note 3.

(6) The Company incurred $0.3 million and $4.4 million of acquisition related costs associated with the Signature acquisition, as described in Note 3, for the quarter and nine months ended September 30, 2024, of which $0.3 million and $4.1 million are included in Corporate for the quarter and nine months ended September 30, 2024, respectively and $0.3 million is included in Material Handling's results for the nine months ended September 30, 2024.

(7) Total depreciation and amortization inclusive of amounts within Cost of sales. Corporate depreciation and amortization includes amortization of deferred financing costs of $0.5 million and $0.5 million for the quarters ended September 30, 2025 and 2024, respectively, and $1.6 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.

(8) The Company recognized $1.4 million of executive severance which is included in Corporate's results for the quarter and nine months ended September 30, 2024.

(9) The Company recognized $22.0 million of non-cash impairment charges, as described in Note 7, for the quarter and nine months ended September 30, 2024, which are included in Material Handling's results.

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

Specific factors that could cause such a difference on our business, financial position, results of operations and/or liquidity include, without limitation, significant increases in the cost of raw materials or disruption in the availability of raw materials; operating in a very competitive business environment; changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences; physical and other risks that could disrupt production; risks associated with our ability to develop and market new products; risks associated with protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others; price volatility with our common stock; risks associated with our strategic growth initiatives or the failure to achieve the anticipated benefits of such initiatives; unanticipated downturn in business or inflationary conditions in the U.S. economy or global markets; risks associated with doing business in foreign countries; inability of the Company to maintain access to credit financing; risks associated with equity ownership concentration; claims, litigation and regulatory actions against the Company; changes in laws (including privacy laws), regulations and standards affecting the Company; current and future environmental and other governmental laws and requirements affecting the Company; unforeseen events, including natural disasters, unusual or severe weather events and patterns, public health crises, geopolitical crises, and other catastrophic events; instability in geographies impacted by political events, trade disputes, war, terrorism and other business interruptions; our ability to successfully execute our announced intended divestiture of the Myers Tire Supply business; and other risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company’s results of operations for the quarter and nine months ended September 30, 2025 are discussed below. The current economic environment includes heightened risks from tariffs, inflation, interest rates, banking liquidity, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including rapidly changing regulations which has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability, tariffs and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations:

Comparison of the Quarter Ended September 30, 2025 to the Quarter Ended September 30, 2024

Net Sales:

(dollars in thousands)	Quarter Ended September 30,
Segment	2025	2024	Change	% Change
Material Handling	$153,540	$150,718	$2,822	1.9%
Distribution	51,967	54,384	(2,417)	(4.4)%
Inter-company sales	(72)	(35)	(37)
Total net sales	$205,435	$205,067	$368	0.2%

Net sales for the quarter ended September 30, 2025 were $205.4 million, an increase of $0.4 million or 0.2% compared to the quarter ended September 30, 2024. Net sales increased due to higher volume of $3.1 million, partially offset by lower pricing of $2.6 million and the effect of unfavorable currency translation of $0.1 million.

Net sales in the Material Handling Segment increased $2.8 million or 1.9% for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024. Net sales increased due to higher volume of $6.1 million, partially offset by lower pricing of $3.2 million and the effect of unfavorable currency translation of $0.1 million.

Net sales in the Distribution Segment decreased $2.4 million or 4.4% for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024, primarily due to lower volume of $3.0 million partially offset by higher pricing of $0.6 million.

Cost of Sales & Gross Profit:

	Quarter Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Cost of sales	$136,865	$139,937	$(3,072)	(2.2)%
Gross profit	$68,570	$65,130	$3,440	5.3%
Gross profit as a percentage of sales	33.4%	31.8%

Gross profit increased $3.4 million, or 5.3%, for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024, due to higher volume as described under Net Sales above, favorable mix, favorable cost productivity and lower material costs, partially offset by lower pricing. Gross margin was 33.4% for the quarter ended September 30, 2025 compared with 31.8% for the quarter ended September 30, 2024.

Selling, General and Administrative Expenses:

	Quarter Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
SG&A expenses	$44,426	$38,486	$5,940	15.4%
SG&A expenses as a percentage of sales	21.6%	18.8%

Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2025 were $44.4 million, an increase of $5.9 million or 15.4% compared to the same period in the prior year. Increases in SG&A expenses for the quarter ended September 30, 2025 were primarily due to $4.5 million of higher incentive compensation, including reversals of incentive compensation in 2024, $0.9 million of higher facility costs, $1.6 million of higher legal fees and $1.3 million of higher restructuring costs as described in Note 4, partially offset by $1.3 million of lower professional fees, $0.5 million of lower salaries and benefits, $0.7 million of lower variable selling expenses, $0.2 million of lower commissions and $0.3 million of lower acquisition and integration costs due to the Signature acquisition as described in Note 3. Environmental matters as described in Note 10 also resulted in a net $0.5 million of income for the quarter ended September 30, 2024.

Depreciation and amortization:

Depreciation and amortization, exclusive of amounts within Cost of sales, decreased $0.6 million to $4.3 million for the quarter ended September 30, 2025 as compared to $4.9 million for the quarter ended September 30, 2024. The decrease was primarily related to asset disposals in conjunction with the facility consolidations, as described in Note 4.

Freight out:

Freight out costs decreased $1.8 million to $2.5 million for the quarter ended September 30, 2025 as compared to $4.3 million for the quarter ended September 30, 2024. The decrease was primarily related to product and customer mix as higher sales volume was primarily related to products with lower overall freight costs.

(Gain) loss on disposal of fixed assets:

The Company recognized $(0.4) million of gains on the disposal of fixed assets for the quarter ended September 30, 2025 as compared to $0.2 million of losses on the disposal of fixed assets for the quarter ended September 30, 2024, primarily related to the sale of fixed assets during the quarter.

Impairment Charges:

During the quarter ended September 30, 2024, the Company recorded a $22.0 million non-cash impairment charge, for the full carrying value of goodwill in the rotational molding reporting unit, included in the Material Handling Segment, as discussed in Note 7.

Net Interest Expense:

	Quarter Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Net interest expense	$7,497	$8,091	$(594)	(7.3)%
Average outstanding borrowings, net	$384,348	$414,953	$(30,605)	(7.4)%
Weighted-average borrowing rate	8.04%	8.40%

Net interest expense for the quarter ended September 30, 2025 was $7.5 million, a decrease of $0.6 million, or 7.3%, compared with $8.1 million for the quarter ended September 30, 2024. The lower net interest expense was due to lower average outstanding borrowings and a lower weighted-average borrowing rate for the quarter ended September 30, 2025.

Income Taxes:

	Quarter Ended September 30,
(dollars in thousands)	2025	2024
Income (loss) before income taxes	$10,192	$(12,855)
Income tax expense (benefit)	$3,104	$(1,977)
Effective tax rate	30.5%	15.4%

The Company’s effective tax rate was 30.5% and 15.4% for the quarters ended September 30, 2025 and 2024, respectively. The difference in the effective tax rate as compared to the 21% US federal statutory rate is primarily driven by fixed non-deductible expenses in both the current and prior year, with the prior year including expenses related to the Signature acquisition, that partially offset the income tax benefit from the prior year quarters net loss before income taxes.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Net Sales:

(dollars in thousands)	Nine Months Ended September 30,
Segment	2025	2024	Change	% Change
Material Handling	$469,839	$468,951	$888	0.2%
Distribution	152,202	163,543	(11,341)	(6.9)%
Inter-company sales	(273)	(89)	(184)
Total net sales	$621,768	$632,405	$(10,637)	(1.7)%

Net sales for the nine months ended September 30, 2025 were $621.8 million, a decrease of $10.6 million or 1.7% compared to the nine months ended September 30, 2024. Net sales decreased due to lower pricing of $15.3 million, lower volume of $0.9 million and the effect of unfavorable currency translation of $0.8 million, partially offset by $6.4 million of incremental sales from the acquisition of Signature on February 8, 2024, included in the Material Handling Segment.

Net sales in the Material Handling Segment increased $0.9 million or 0.2% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Net sales increased due to higher volume of $6.0 million and $6.4 million of incremental sales from the acquisition of Signature on February 8, 2024, partially offset by lower pricing of $10.7 million and the effect of unfavorable currency translation of $0.8 million.

Net sales in the Distribution Segment decreased $11.3 million or 6.9% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower pricing of $4.6 million and lower volume of $6.8 million.

Cost of Sales & Gross Profit:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Cost of sales	$413,458	$427,489	$(14,031)	(3.3)%
Gross profit	$208,310	$204,916	$3,394	1.7%
Gross profit as a percentage of sales	33.5%	32.4%

Gross profit increased $3.4 million, or 1.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as the benefits of the acquisition of Signature on February 8, 2024, lower material costs and favorable mix, were partially offset by lower pricing and volume as described under Net Sales above and unfavorable cost productivity. Gross margin was 33.5% for the nine months ended September 30, 2025 compared with 32.4% for the nine months ended September 30, 2024.

Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
SG&A expenses	$132,551	$129,747	$2,804	2.2%
SG&A expenses as a percentage of sales	21.3%	20.5%

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2025 were $132.6 million, an increase of $2.8 million or 2.2% compared to the same period in the prior year. Increases in SG&A expenses for the nine months ended September 30, 2025 were primarily due to $6.8 million of higher incentive compensation, including reversals of incentive compensation in 2024, $1.9 million of higher legal fees, $0.2 million of higher facility costs, $3.1 million of incremental SG&A from the acquisition of Signature on February 8, 2024 and $7.0 million of higher restructuring costs as described in Note 4, partially offset by a $3.2 million recovery of purchased credit deteriorated assets that was recognized as a reduction to bad debt expense, $4.4 million of lower acquisition and integration costs due to the Signature acquisition as described in Note 3, in addition to $3.0 million of lower variable selling expenses, $2.9 million of lower salaries and benefits, $2.8 million of lower professional fees and $0.7 million of lower commissions. Environmental matters as described in Note 10 also resulted in a net $0.7 million of income for the nine months ended September 30, 2024.

Depreciation and amortization:

Depreciation and amortization, exclusive of amounts within Cost of sales, decreased $0.4 million to $13.2 million for the nine months ended September 30, 2025 as compared to $13.6 million for the nine months ended September 30, 2024. The decrease was primarily related to asset disposals in conjunction with the facility consolidations, as described in Note 4.

Freight out:

Freight out costs decreased $1.3 million to $8.1 million for the nine months ended September 30, 2025 as compared to $9.4 million for the nine months ended September 30, 2024. The decrease was primarily related to product and customer mix and lower overall sales volume.

(Gain) loss on disposal of fixed assets:

During the nine months ended September 30, 2025 the Company recognized $0.1 million of losses on the disposal of fixed assets primarily related to fixed asset disposals and impairments recognized in conjunction with the previously announced facility consolidations as described in Note 4, partially offset by a gain on the sale of fixed assets. During the nine months ended September 30, 2024 the Company recognized $0.3 million of losses on the disposal of fixed assets primarily related to the sale of fixed assets.

Impairment Charges:

During the nine months ended September 30, 2024, the Company recorded a $22.0 million non-cash impairment charge, for the full carrying value of goodwill in the rotational molding reporting unit, included in the Material Handling Segment, as discussed in Note 7.

Net Interest Expense:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Net interest expense	$22,247	$23,176	$(929)	(4.0)%
Average outstanding borrowings, net	$399,113	$372,759	$26,354	7.1%
Weighted-average borrowing rate	7.85%	8.60%

Net interest expense for the nine months ended September 30, 2025 was $22.2 million, a decrease of $0.9 million, or 4.0%, compared with $23.2 million for the nine months ended September 30, 2024. The lower net interest expense was due to higher average outstanding borrowings as a result of the acquisition of Signature, which was funded through an amendment and restatement of Myers' existing loan agreement discussed below, offset by a lower weighted-average borrowing rate for the nine months ended September 30, 2025.

Income Taxes:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Income before income taxes	$32,071	$6,667
Income tax expense	$8,473	$3,763
Effective tax rate	26.4%	56.4%

The Company’s effective tax rate was 26.4% and 56.4% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate is driven by a current year benefit related to the termination of the Company's pension plan, higher fixed non-deductible expenses in the prior year, including expenses related to the Signature acquisition plus the tax effect of impairment charges in the prior year.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Amended Loan Agreement (defined below). At September 30, 2025, the Company had $48.0 million of cash, $244.7 million available under the Amended Loan Agreement and outstanding debt of $369.4 million, including the finance lease liability of $8.2 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and the heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities was $64.2 million for the nine months ended September 30, 2025, compared to $51.9 million in the same period in 2024. The increase was primarily due to changes in working capital as cash generated from working capital was $9.4 million for the nine months ended September 30, 2025, as compared to cash used for working capital of $9.1 million in the prior year to date period.

Investing Activities

Net cash used for investing activities was $15.3 million for the nine months ended September 30, 2025 compared to cash used of $365.5 million for the same period in 2024. In 2024, the Company paid $348.3 million to acquire Signature, net of cash acquired and working capital adjustments, as discussed in Note 3. Capital expenditures were $15.9 million and $17.3 million for the nine months ended September 30, 2025 and 2024, respectively. Full year 2025 capital expenditures are expected to be approximately 3% of revenue.

Financing Activities

Cash used by financing activities was $33.0 million for the nine months ended September 30, 2025 compared to cash provided by financing activities of $313.0 million for the same period in 2024. Net borrowings (repayments) of the Company's revolving credit facility were $0.0 million and $(15.0) million for the nine months ended September 30, 2025 and 2024, respectively. The company also made scheduled repayments of the Term Loan A totaling $15.0 million and $10.0 million for the nine months ended September 30, 2025 and 2024, respectively. Net proceeds from the issuance of common stock in connection with incentive stock exercises were $0.9 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively. Cash paid for tax withholdings on vesting of stock compensation totaled $0.9 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. The company also used $2.0 million for the repurchase of its common stock during the nine months ended September 30, 2025, as described in Note 8. In connection with the Signature acquisition in 2024, the Company received proceeds of $400 million under a new term loan facility and repaid $38.0 million of senior unsecured notes in conjunction with an amendment and restatement to the Loan Agreement described below. Fees paid for the amendment and restatement to the Loan Agreement in February 2024 totaled $9.2 million. The Company also used cash to pay dividends of $15.4 million for both the nine months ended September 30, 2025 and 2024.

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

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At September 30, 2025, the remaining notional value of the Company's interest rate swap totaled $185.0 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Notes 1 and 11.

As of September 30, 2025, $244.7 million was available under the Amended Loan Agreement, after borrowings and the Company had $5.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates.

As of September 30, 2025, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The ratios as calculated under the terms of the Amended Loan Agreement as of and for the period ended September 30, 2025 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	4.04
Net Leverage Ratio	3.25 to 1 (maximum)	2.64

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Based on current debt levels at September 30, 2025, if market interest rates decrease or increase one percent, the Company’s annual variable interest expense would change by approximately $1.8 million.

The Company has entered into an interest rate swap agreement to mitigate the variable interest rate risk under the Amended Loan Agreement, which effectively results in a fixed rate debt on a portion of its outstanding borrowings. Based on current debt levels at September 30, 2025, if market interest rates decrease or increase one percent, the Company's annual fixed rate interest expense on the fair value of the interest rate swap would change by approximately $5.1 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada and the United Kingdom with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada and the United Kingdom to customers in the United States. The Company has a systematic program to limit its exposure to fluctuations in exchange rates related to certain assets and liabilities of its operations in Canada and the United Kingdom that are denominated in U.S. dollars. The net exposure is generally less than $1 million. The foreign currency contracts and arrangements created under this program are not designated as hedged items under ASC 815, Derivatives and Hedging, and accordingly, the changes in the fair value of the foreign currency arrangements, which have been immaterial, are recorded in the Condensed Consolidated Statements of Operations (Unaudited). The Company’s foreign currency arrangements are typically three months or less and are settled before the end of a reporting period. At September 30, 2025, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at September 30, 2025. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2025, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plans during the quarter ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum dollar value of Shares that may yet be Purchased Under the Plans or Programs (1)
7/1/2025 to 7/31/2025	—	$—	116,884	$8,500,093
8/1/2025 to 8/31/2025	30,579	16.37	147,463	7,999,472
9/1/2025 to 9/30/2025	—	—	147,463	7,999,472

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
10.1	Restricted Stock Unit Award Agreement under the Myers Industries, Inc. 2024 Long-Term Incentive Plan between Myers Industries, Inc. and Samantha Rutty dated September 22, 2025.* (filed herewith)
10.2	Sign-On Bonus Agreement between Myers Industries, Inc. and Samantha Rutty dated September 22, 2025.* (filed herewith)
31.1	Certification of Aaron M. Schapper, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Samantha Rutty, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Aaron M. Schapper, President and Chief Executive Officer, and Samantha Rutty, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Indicates executive compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

October 30, 2025	/s/ Samantha Rutty
Samantha Rutty
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)