Form 10-K
period 2025-12-31
MYERS INDUSTRIES INC
filed 2026-03-05
CIK 69488

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price on the New York Stock Exchange as of June 30, 2025: $457,647,016

Indicate the number of shares outstanding of registrant’s common stock as of February 27, 2026: 37,403,228 Shares of Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company operates fourteen manufacturing facilities and four distribution centers located in the U.S. and Canada and three distribution branches located in Central America. As of December 31, 2025, the Company has approximately 2,200 employees.

Serving customers around the world, Myers Industries’ brands provide sustainable solutions to a wide variety of customers in diverse niche markets. Myers Industries’ diverse products and solutions help customers to improve shop productivity with point of use inventory, to store and transport products more safely and efficiently, to improve sustainability through reuse, to lower overall material handling costs, to improve ergonomics for their labor force, to protect and access workspaces, to eliminate waste and to ultimately increase profitability.

Description of Business

The Company conducts its business activities in two distinct business segments, Material Handling and Distribution, consistent with the manner in which the Company’s Chief Operating Decision Maker evaluates performance and makes resource allocation decisions.

The Material Handling Segment manufactures a broad selection of durable plastic reusable products that are used repeatedly during the course of their service life. At the end of their service life, these highly sustainable products can be recovered, recycled, and reprocessed into new products. The Material Handling Segment’s products include plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, composite ground protection matting, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded, compression molded or blow molded. Injection, compression and blow molding primarily use electric power to heat and press resin into molds to form the products. Rotational molding involves multi-axis rotation of molds in natural gas fired ovens to form the resin into our products. The Material Handling Segment conducts its primary operations in the United States and Canada, but also exports globally. The Material Handling Segment serves a wide variety of markets, including industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, construction, infrastructure and consumer, among others. Products are sold both directly to end-users and through distributors.

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

The following table summarizes the key attributes of the business segments for the year ended December 31, 2025:

Material Handling Segment
2025 Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$622.1	•	Plastic Reusable Containers &	•	Akro-Mils®	•	Plastic Rotational Molding	•	Agriculture
75%		Pallets	•	Ameri-Kart®	•	Plastic Injection Molding	•	Automotive
	•	Intermediate bulk containers	•	Buckhorn®	•	Structural Foam Molding	•	Consumer
	•	Fuel, water and waste containers	•	Elkhart Plastics®	•	Plastic Blow Molding	•	Custom
	•	Composite Ground Protection Matting	•	Jamco®	•	Plastic Compression Molding	•	Food Distribution
	•	Plastic Storage &	•	Scepter®	•	Material Regrind & Recycling	•	Food Processing
		Organizational Products	•	Signature Systems®	•	Product Design	•	Healthcare
	•	Plastic and Metal Carts	•	Trilogy Plastics™	•	Prototyping	•	Industrial
	•	Metal Cabinets			•	Product Testing	•	Infrastructure & Construction
	•	Custom Products			•	Composite Material Formulation	•	Manufacturing
					•	Plastic Thermoforming	•	Marine
					•	Infrared Welding	•	Military
					•	Metal Forming	•	Recreational Vehicle
					•	Stainless Steel Forming	•	Retail Distribution
					•	Powder Coating	•	Wholesale Distribution
Distribution Segment
2025 Net Sales		Key Product Areas		Product Brands		Key Capabilities & Services		Representative Markets
$203.9	•	Tire Valves & Accessories	•	Myers Tire Supply®	•	Broad Sales Coverage	•	Retail Tire Dealers
25%	•	Tire Changing &	•	Myers Tire Supply	•	Local Sales	•	Truck Tire Dealers
		Balancing Equipment		International™	•	Four Strategically Placed	•	Auto Dealers
	•	Lifts & Alignment Equipment	•	MTS Xpress™		Distribution Centers	•	Commercial Auto & Truck
	•	Service Equipment	•	Elrick™	•	International Distribution		Fleets
	•	Hand Tools	•	Fleetline™	•	Personalized Service	•	General Repair & Services
	•	Tire Repair & Retread	•	MTS™	•	National Accounts		Facilities
		Equipment & Supplies	•	Mohawk Rubber Sales™	•	Product Training	•	Tire Retreaders
	•	Brake, Transmission & Allied	•	Seymoure™	•	Repair/Service Training	•	Tire Repair
		Service Equipment & Supplies	•	Tuffy™	•	New Products/Services	•	Truck Stop Operations
	•	General Shop Supplies	•	MXP®		“Speed to Market”	•	Telecommunications
	•	Tire Pressure Monitoring System	•	Patch Rubber Company® (1)	•	Tiered Product Offerings	•	Mining
	•	Highway Markings (1)	•	Advance Traffic Markings® (1)	•	Rubber Compounding (1)	•	Industrial (1)
	•	Industrial Rubber (1)			•	Rubber Calendaring (1)	•	Road Construction (1)
					•	Rubber Mixing (1)	•	Governmental Agencies (1)

(1) These products, capabilities and markets are excluded from the strategic review and sale process of the Myers Tire Supply domestic and Central American businesses included in the Distribution segment as more fully described in Part II, Note 6 to the consolidated financial statements.

Segments Overview

Material Handling Segment

The Material Handling Segment manufactures highly engineered polymer packaging containers, storage and safety products, composite ground protection and specialty molded parts. The brands within this segment include Akro-Mils®, Ameri-Kart®, Buckhorn®, Elkhart Plastics®, Jamco®, Scepter® , Signature Systems® and Trilogy Plastics™.

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

Buckhorn’s reusable containers and pallets are used in closed-loop supply chain systems to help customers improve product protection, increase handling efficiencies, reduce freight costs and eliminate solid waste and disposal costs. Buckhorn offers products to replace costly single use cardboard boxes, wooden pallets, super sacks and steel containers. Buckhorn has a broad product line that includes injection-molded and structural foam-molded constructions. Buckhorn’s product lines include hand-held containers used for inventory control, order management and transportation of retail goods; collapsible and fixed-wall bulk transport containers for light and heavy-duty tasks; intermediate bulk containers for the storage and transport of food, liquid, powder, and granular products; plastic pallets; and specialty boxes designed for storage of items such as seed. Buckhorn also produces a wide variety of specialty products for niche applications and custom products designed according to exact customer specifications.

Jamco Products is well established in industrial and commercial markets with its wide selection of welded steel and stainless steel service carts, platform trucks, mobile work centers, racks and cabinets for plastic bins, safety cabinets, medical cylinder carts and more. Jamco Products’ quality product offering, relationships with industrial distributors and reputation for quality and service complements Myers Industries' other Material Handling businesses.

Scepter is a leading producer of portable plastic fuel containers, portable marine fuel tanks, water containers and military ammunition containers. Scepter was the first provider of jerry cans to North America which offer safe, reliable transportation and storage of fuel for the consumer market. Scepter also manufactures a variety of blow or injection molded products for military applications from high quality containers to safely store and transport large caliber ammunition, to military-specified portable fuel and water canisters. Scepter's in-house product engineering and state of the art mold capabilities complements Myers Industries’ Material Handling Segment through an increased product offering and global reach.

Signature Systems is a leading manufacturer and distributor of composite ground protection for industrial applications, stadium turf protection and temporary event flooring. Signature Systems composite ground protection mats are manufactured using compression molding and structural foam injection molding and are sold globally. Signature Systems products include MegaDeck®, SignaRoad® and DuraDeck®, among others, which offer durable, reusable ground protection for construction and infrastructure applications, and OmniDeck® and Matrax® among others, which offer ground protection for stadium and other event venues.

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

Distribution Segment

The Distribution Segment includes the Myers Tire Supply®, Myers Tire Supply International™, Tuffy Manufacturing™, Mohawk Rubber Sales™ and Patch Rubber Company® brands. Within the Distribution Segment the Company sources and manufactures products for the tire, wheel and under-vehicle service industry.

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

Customer Dependence

In 2025, 2024 and 2023, there were no customers that accounted for more than ten percent of total net sales. Myers Industries serves thousands of customers who demand value through product selection, innovation, quality, delivery and responsive personal service. Our brands foster satisfied, loyal customers who have recognized our performance through numerous supplier quality awards.

Backlog

The backlog of orders for our operations is estimated to have been approximately $105 million at December 31, 2025 and approximately $102 million at December 31, 2024. Generally, our lead time between customer order and product delivery is less than 90 days, and thus our estimated backlog is expected to be substantially delivered within the succeeding three months. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

Human Capital Management

Myers employees are located throughout North and Central America and the United Kingdom. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. The Company employed approximately 2,200 people globally in both a full-time and part-time capacity as of December 31, 2025. Of these, approximately 1,700 were employed in the Company’s Material Handling Segment while the Distribution Segment employed approximately 400. The Company had approximately 100 Corporate and shared service employees. As of December 31, 2025, the Company had approximately 135 employees represented by a labor union. The collective bargaining agreement between us and the labor union expires June 30, 2028. Myers considers its relationships with its employees and union to be in good standing. The Myers employee base provides the foundation for our Company’s success.

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

There is significant uncertainty about the future of trade relationships around the world, including the impact of changes to trade laws and regulations, trade policies, and tariffs. The United States has proposed and imposed extensive tariffs and increased tariffs on products sourced from many countries. Trade tensions continue to be high, and we expect that uncertainty regarding tariffs will remain fluid and evolving and therefore we cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, what products may be subject to such actions (including subject to U.S. export control restrictions), or what actions may be taken by the other countries in retaliation.

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

In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets and employ various methods, including confidentiality agreements with employees, consultants and other business partners, to protect our know-how and trade secrets. However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Additionally, in the future we may license patents, trademarks, trade secrets and similar proprietary rights to third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights and, if not successful, we may not be able to protect the value of our intellectual property. We have been, and may in the future be, subject to claims asserting the infringement of the intellectual property rights of third parties seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

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

Impairment in the carrying value of goodwill and/or intangible assets could have a material adverse effect on our results of operations and financial position.

We perform reviews of goodwill and intangible assets on an annual basis, or more frequently if indicators present a possible impairment. We test goodwill at the reporting unit level using a combination of a discounted cash flow analysis and market-based approach. If the carrying value of a reporting unit exceeds its fair value, the related goodwill would be considered impaired and also could indicate impairment of other assets. We test intangible assets at the asset group level estimating future cash flows over the expected remaining life of the assets, on an undiscounted basis. If we were to have a significant goodwill and/or intangible asset impairment it could impact our results of operations as well as our net worth. See Note 4 to the consolidated financial statements for additional details concerning goodwill and intangible assets.

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

Completion of strategic review to sell the Myers Tire Supply business may not result in a successfully completed transaction.

We continue to progress on the strategic review and ultimate sale processes of the Myers Tire Supply domestic and Central American businesses, however there can be no assurance that the ongoing process will result in the consummation of any transaction. We may incur substantial expenses associated with identifying and evaluating potential buyers. The process of completing the sale process may be time-consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will prove to be beneficial to shareholders and that the process of identifying, evaluating and consummating any potential transaction or other strategic alternative will not adversely impact our business, financial condition or results of operations. We also cannot assure that any potential transaction will not exclude assets or liabilities that will need to be addressed or disposed at Myers' cost. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, and the availability of financing to potential buyers on reasonable terms. In addition, while this process continues, we are exposed to risks and uncertainties, including potential difficulties in retaining and attracting key employees, distraction of our management from other important business activities, and potential difficulties in establishing and maintaining relationships with customers, suppliers, and other third parties, all of which could harm our business.

Transition services obligations in connection with proposed divestitures may result in increased costs, resource strain, and delayed overhead reduction.

In connection with the contemplated divestitures of our Myers Tire Supply domestic and Central American businesses, we may enter into one or more transition services agreements (“TSAs”) pursuant to which we will provide the buyer with certain administrative and operational support, including information technology and human resources services, until such time as the divested businesses are fully capable of operating independently. These obligations may require us to maintain systems, personnel, and infrastructure beyond the timeframe originally anticipated, thereby imposing a higher burden on our corporate overhead and delaying the implementation of planned cost reductions. Further, the provision of transition services may divert management attention and internal resources from our continuing operations and strategic initiatives. Should these obligations result in greater-than-expected costs, prolonged retention of shared resources, or delays in achieving anticipated overhead reductions, our ability to realize the expected financial and operational benefits of the divestitures could be materially and adversely affected.

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

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Europe. For the year ended December 31, 2025, international net sales accounted for approximately 7% of our total net sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Equity Ownership Concentration

Based solely on the Schedule 13D/A filed on December 13, 2024, by Mario J. Gabelli, Gabelli Funds, LLC, GAMCO Asset Management Inc., MJG Associates, Inc., Teton Advisors, Inc., Gabelli Foundation, Inc., GGCP, Inc., GAMCO Investors, Inc., Associated Capital Group, Inc. and Gabelli & Company Investment Advisors, Inc., (collectively, the “Gamco Group”), for which the Company disclaims any responsibility for accuracy, the Gamco Group beneficially owned 5,391,685 shares of our common stock, which represented approximately 14.4% of the 37,381,741 shares outstanding at December 31, 2025. Individually or combined, these parties may have sufficient voting power to influence actions requiring the approval of our shareholders.

Risks Related to Data Privacy and Information Security

Our information technology systems may experience an interruption or a breach in security.

We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. Such systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks, unauthorized intrusion, and other events, any of which could interrupt our business operations. The use of artificial intelligence, authorized or unauthorized, could increase the risk of unauthorized disclosure of our confidential or proprietary information. While we have implemented security measures designed to prevent and mitigate the risk of breaches, information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cybersecurity attacks. A failure in or a breach of security in our information technology systems could expose us, our customers and our suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could negatively affect our reputation, competitive position, business, results of operations or cash flows. Furthermore, because the techniques used to carry out cybersecurity attacks change frequently and in many instances are not recognized until after they are used against a target, we may be unable to anticipate these changes or implement adequate preventative measures.

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

As more fully described in Note 9 to the consolidated financial statements, our subsidiary, Buckhorn, is a potentially responsible party (“PRP”) in an environmental proceeding and remediation matter in which substantial amounts may be involved. It is possible that adjustments to reserved expenses will be necessary as new information is obtained, including after finalization and EPA approval of the work plan for the remedial investigation and feasibility study (“RI/FS”). Estimates of Buckhorn’s environmental liabilities are based on current facts, laws, regulations and technology. Estimates of Buckhorn’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluation and cost estimates, the extent of remedial actions that may be required, the extent of oversight by the EPA and the number and financial condition of other PRPs that may be named, as well as the extent of their responsibility for the remediation. At this time, we have not accrued for such remediation costs as we are unable to estimate the liability at this time. Additionally, we are party to a consent decree regarding another location pursuant to which we are required to contribute to the costs of the remediation project.

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

Major public health issues, including pandemics have adversely affected, and could in the future materially adversely affect, the Company due to their impact on the global economy and demand for consumer products. We may also incur costs or experience further disruption to comply with new or changing regulations in response to such issues.

Instability in geographies impacted by political events, trade disputes, war, terrorism and other business interruptions could have a material adverse effect on our business, customers, global commodity markets, consumer spending, and financial results.

The current economic environment includes heightened risks stemming from the broader economic effects of the international geopolitical climate, including rapidly changing regulations, instability in geographies impacted by political events, trade disputes and war which has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. While the Company has limited foreign operations and sources much of its raw materials domestically uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on macroeconomic conditions, including slow growth or recession, inflation, tighter credit, higher interest rates, and currency fluctuations, all of which can adversely impact consumer spending and materially adversely affect demand for the Company’s products that may result in a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

The Board oversees cybersecurity and information security risks, including risks associated with the use of emerging technologies such as artificial intelligence. The Board has received reports and training from management and third parties on cybersecurity matters, as part of our overall enterprise risk management program. Management is responsible for developing cybersecurity programs, including as may be required by applicable law or regulation. Company IT personnel have the appropriate expertise in IT and cybersecurity, which generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. Company cybersecurity personnel monitor the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above. Incidents, if any, are escalated to management and the Board according to the Company’s incident response policy. There have been no material cybersecurity incidents in the periods presented.

ITEM 2. Properties

The following table sets forth certain information with respect to each of the Company's principal properties owned and facilities leased by the Company as of December 31, 2025:

Business Location	Segment	Principal Use	Owned/Leased	Lease Expiration
Akron, Ohio	Corporate/Distribution	Administration and distribution center	Owned	N/A
Akron, Ohio	Material Handling/Corporate	Administration and warehousing	Owned	N/A
Miami, Oklahoma	Material Handling	Manufacturing and distribution	Owned	N/A
Roanoke Rapids, North Carolina	Distribution	Manufacturing and distribution	Owned	N/A
Scarborough, Ontario	Material Handling	Manufacturing and distribution	Owned	N/A
Springfield, Missouri	Material Handling	Manufacturing and distribution	Owned	N/A
Wadsworth, Ohio	Material Handling	Manufacturing and distribution	Owned	N/A
White Pigeon, Michigan	Material Handling	Manufacturing and distribution	Leased	Month to Month
Atlantic, Iowa	Material Handling	Manufacturing and distribution	Leased	2026
Midland, Michigan	Corporate	Administration	Leased	2026
Mixco, Guatemala	Distribution	Distribution center	Leased	2026
Salt Lake City, Utah	Distribution	Sales and distribution center	Leased	2026
Darlington, United Kingdom	Material Handling	Sales and warehousing	Leased	2027
Decatur, Georgia	Material Handling	Manufacturing and distribution (1)	Leased	2027
Flower Mound, Texas	Material Handling	Administration and warehousing	Leased	2027
Littleton, Colorado	Material Handling	Manufacturing and distribution	Leased	2027
South Bend, Indiana	Material Handling	Manufacturing and distribution	Leased	2027
Milford, Ohio	Material Handling	Administration and sales	Leased	2028
Pomona, California	Distribution	Sales and distribution center	Leased	2028
Springfield, Missouri	Material Handling	Warehousing	Leased	2028
Middlebury, Indiana	Material Handling	Manufacturing and distribution	Leased	2029
Orlando, Florida	Material Handling	Manufacturing and distribution	Leased	2029
Ridgefield, Washington	Material Handling	Manufacturing and distribution	Leased	2029
Southaven, Mississippi	Distribution	Distribution center	Leased	2030
Juan Diaz, Panama	Distribution	Distribution center	Leased	2031
San Salvador, El Salvador	Distribution	Distribution center	Leased	2031
South Beloit, Illinois	Material Handling	Manufacturing and distribution	Leased	2031
Alliance, Ohio	Material Handling	Manufacturing and distribution (1)	Leased	2032
Alliance, Ohio	Material Handling	Manufacturing and distribution (1)	Leased	2032
Bristol, Indiana	Material Handling	Manufacturing and distribution	Leased	2036

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information concerning the executive officers of the Registrant as of February 27, 2026. Executive officers are appointed annually by the Board of Directors.

Name	Age	Title
Aaron M. Schapper	52	President and Chief Executive Officer
Samantha Rutty	44	Executive Vice President and Chief Financial Officer
Jeffrey J. Baker	63	President, Distribution Segment

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

Ms. Rutty was named Executive Vice President and Chief Financial Officer effective September 22, 2025. Prior to joining the Company, Ms. Rutty served as Vice President and Chief Financial Officer, North America, of The Brink's Company. Prior to that, Ms. Rutty served in a variety of leadership roles in finance at Eaton Corporation plc for over 20 years.

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

PART II

ITEM 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol MYE. The number of shareholders of record at December 31, 2025 was 741. Dividends for the last two years were:

Quarter Ended	2025	2024
March 31	$0.135	$0.135
June 30	0.135	0.135
September 30	0.135	0.135
December 31	0.135	0.135

Purchases of equity securities by the issuer

The following table presents information regarding the Company’s stock repurchase plan during the three months ended December 31, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum dollar value of Shares that may yet be Purchased Under the Plans or Programs (1)
10/1/2025 to 10/31/2025	—	$—	147,463	$7,999,472
11/1/2025 to 11/30/2025	28,758	17.39	176,221	7,499,443
12/1/2025 to 12/31/2025	—	—	176,221	7,499,443

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

See Item 12 of this Form 10-K for the Equity Compensation Plan Information Table.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2025

The chart below compares the Company’s cumulative total shareholder return for the five years ended December 31, 2025, to that of the Standard & Poor’s 500 Index – Total Return, the Russell 2000 Index and the Standard & Poor's 600 Materials (Sector) Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100 on December 31, 2020.

	2020	2021	2022	2023	2024	2025
Myers Industries Inc.
Annual Return %		(1.11)	14.04	(9.49)	(41.39)	75.70
Cum $	100.00	98.89	112.78	102.09	59.84	105.14
S&P 500 Index - Total Return
Annual Return %		28.71	(18.11)	26.29	25.02	17.88
Cum $	100.00	128.71	105.40	133.10	166.40	196.16
Russell 2000 Index
Annual Return %		14.82	(20.44)	16.93	11.54	12.81
Cum $	100.00	114.82	91.35	106.82	119.14	134.40
S&P 600 Materials (Sector) Index
Annual Return %		18.41	(6.09)	19.98	1.02	14.53
Cum $	100.00	118.41	111.20	133.42	134.78	154.36

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

The Company’s results of operations for the year ended December 31, 2025 compared with the year ended December 31, 2024 are discussed below. The current economic environment includes heightened risks from tariffs, inflation, interest rates, banking liquidity, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including rapidly changing regulations which has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability, tariffs and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

Results of Operations: 2025 Compared with 2024

Net Sales:

(dollars in thousands)	Year Ended December 31,
Segment	2025	2024	Change	% Change
Material Handling	$622,147	$621,655	$492	0.1%
Distribution	203,887	214,768	(10,881)	(5.1)%
Inter-company sales	(292)	(142)	(150)
Total net sales	$825,742	$836,281	$(10,539)	(1.3)%

Net sales for the year ended December 31, 2025 were $825.7 million, a decrease of $10.5 million or 1.3% compared to the prior year. Net sales decreased due to lower pricing of $14.5 million, lower volume of $1.6 million and the effect of unfavorable currency translation of $0.8 million. The decrease in net sales was partially offset by $6.4 million of incremental sales in the Material Handling Segment from the acquisition of Signature on February 8, 2024. Signature's annual sales were approximately $110 million at the time of the acquisition.

Net sales in the Material Handling Segment increased $0.5 million or 0.1% for the year ended December 31, 2025 compared to the prior year. Net sales increased due to $6.4 million of incremental sales from the acquisition of Signature on February 8, 2024 and higher volume of $8.7 million, partially offset by lower pricing of $13.8 million and the effect of unfavorable currency translation of $0.8 million.

Net sales in the Distribution Segment decreased $10.9 million or 5.1% in the year ended December 31, 2025 compared to the prior year, primarily due to lower volume of $10.2 million and lower pricing of $0.7 million.

Cost of Sales & Gross Profit:

	Year Ended December 31,
(dollars in thousands)	2025	2024	Change	% Change
Cost of sales	$549,688	$565,476	$(15,788)	(2.8)%
Gross profit	$276,054	$270,805	$5,249	1.9%
Gross profit as a percentage of sales	33.4%	32.4%

Gross profit increased $5.2 million, or 1.9%, for the year ended December 31, 2025 compared to the prior year due to the benefits of the acquisition of Signature on February 8, 2024, favorable cost productivity, lower material costs and favorable mix, partially offset by lower volume and pricing as described under Net Sales above. Gross margin was 33.4% for the year ended December 31, 2025 compared to 32.4% for the same period in 2024.

Selling, General and Administrative Expenses:

	Year Ended December 31,
(dollars in thousands)	2025	2024	Change	% Change
SG&A expenses	$172,401	$174,028	$(1,627)	(0.9)%
SG&A expenses as a percentage of sales	20.9%	20.8%

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2025 were $172.4 million, a decrease of $1.6 million or 0.9% compared to the prior year. Decreases in SG&A expenses in 2025 were primarily due to $3.9 million of lower salaries and benefits, $1.6 million of lower facility costs, $1.6 million of lower variable selling expenses, $1.5 million of lower legal and professional fees and $0.5 million of lower commissions, partially offset by $6.5 million of higher incentive compensation and $3.1 million of incremental SG&A from the acquisition of Signature on February 8, 2024. SG&A expenses also decreased as compared to prior year due to $4.6 million of lower acquisition and integration costs due to the Signature acquisition as described in Note 3 to the consolidated financial statements, in addition to a $3.2 million recovery of purchased credit deteriorated assets that was recognized in the current year as a reduction to bad debt expense, partially offset by $5.3 million of higher restructuring costs as described in Note 6 to the consolidated financial statements. Environmental matters described in Note 9 to the consolidated financial statements resulted in a net $0.2 million of charges for the year ended December 31, 2025, which compared to $0.2 million of income in the year ended December 31, 2024.

Depreciation and amortization:

Depreciation and amortization, exclusive of amounts within Cost of sales, decreased $0.6 million to $17.4 million for the year ended December 31, 2025 as compared to $18.1 million for the year ended December 31, 2024. The decrease was primarily related to lower intangible amortization related to prior acquisitions and lower depreciation related to asset disposals in conjunction with the facility consolidations, as described in Note 6.

Freight out:

Freight out costs decreased $1.0 million to $11.0 million for the year ended December 31, 2025 as compared to $12.0 million for the year ended December 31, 2024. The decrease was primarily related to lower overall sales volume, as discussed above.

(Gain) loss on disposal of fixed assets:

During the year ended December 31, 2025 the Company recognized $0.6 million of net losses on the disposal of fixed assets primarily related to fixed asset disposals and write-downs recognized in conjunction with the previously announced facility consolidations as described in Note 6, partially offset by a gain on the sale of fixed assets. During the year ended December 31, 2024 the Company recognized $0.2 million of losses on the disposal of fixed assets primarily related to the sale of fixed assets.

Impairment Charges:

During the year ended December 31, 2024, the Company recorded a $22.0 million non-cash impairment charge, for the full carrying value of goodwill in the rotational molding reporting unit, included in the Material Handling Segment, as discussed in Note 4 to the consolidated financial statements.

Net Interest Expense:

	Year Ended December 31,
(dollars in thousands)	2025	2024	Change	% Change
Net interest expense	$29,421	$30,937	$(1,516)	(4.9)%
Average outstanding borrowings, net	$391,528	$381,391	$10,137	2.7%
Weighted-average borrowing rate	7.80%	8.46%

Net interest expense for the year ended December 31, 2025 was $29.4 million compared to $30.9 million during 2024. The lower net interest expense was due to a lower weighted-average borrowing rate in the current year, partially offset by higher average outstanding borrowings as a result of the acquisition of Signature, which was funded through an amendment and restatement of Myers' existing loan agreement discussed below.

Income Taxes:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Income before income taxes	$45,135	$13,543
Income tax expense	$10,207	$6,342
Effective tax rate	22.6%	46.8%

The Company's effective tax rate was 22.6% for the year ended December 31, 2025 compared to 46.8% in the prior year. The decrease in the effective tax rate is driven by fixed non-deductible expenses, including expenses related to the Signature acquisition in the prior year on lower income before income taxes plus the tax effect of prior year impairment charges.

Financial Condition & Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Amended Loan Agreement (defined below). At December 31, 2025, the Company had $45.1 million of cash, $244.7 million available under the Amended Loan Agreement and outstanding debt of $353.8 million, including the finance lease liability of $8.0 million. At December 31, 2025, our primary contractual obligations relate to our debt and lease arrangements as described in Notes 10 and 13 to the consolidated financial statements. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Cash provided by operating activities was $86.8 million and $79.3 million for the years ended December 31, 2025 and 2024, respectively. Cash generated from working capital was $5.0 million for the year ended December 31, 2025, compared to cash generated from working capital of $9.6 million in the prior year, primarily due to increases in accounts receivable, partly offset by reductions in inventory.

Investing Activities

Net cash used by investing activities was $18.9 million for the year ended December 31, 2025 compared to cash used of $372.5 million for the year ended December 31, 2024. In 2024, the Company paid $348.3 million to acquire Signature, net of cash acquired and working capital adjustments, as discussed in Note 3 to the consolidated financial statements. Capital expenditures were $19.6 million and $24.4 million for the years ended December 31, 2025 and 2024, respectively.

Financing Activities

Net cash used by financing activities was $54.5 million for the year ended December 31, 2025 compared to cash provided by $295.1 million for the year ended December 31, 2024. Net borrowings (repayments) of the Company's revolving credit facility for the year ended December 31, 2025 and December 31, 2024 were $0.0 million and $(20.0) million, respectively. The Company also made repayments of the Term Loan A totaling $31.0 million and $18.0 million for the years ended December 31, 2025 and December 31, 2024, respectively. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $1.1 million and $3.3 million in 2025 and 2024, respectively. Cash paid for tax withholdings on vesting of stock compensation totaled $1.0 million and $2.1 million in 2025 and 2024, respectively. The Company also used $2.5 million for the repurchase of its common stock during the year ended December 31, 2025, as described in Note 5 to the consolidated financial statements. In connection with the Signature acquisition in 2024, the Company received proceeds of $400 million under a new term loan facility and repaid $38.0 million of senior unsecured notes, including $26.0 million of senior unsecured notes that matured in January 2024 and the prepayment of $12.0 million of senior unsecured notes in conjunction with the amendment and restatement to the Loan Agreement described below. Fees paid for the amendment and restatement to the Loan Agreement in February 2024 totaled $9.2 million. The Company also used cash to pay dividends of $20.5 million and $20.4 million in 2025 and 2024, respectively.

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

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At December 31, 2025, the remaining notional value of the Company's interest rate swap totaled $182.5 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Notes 1 and 10 to the consolidated financial statements.

As of December 31, 2025, $244.7 million was available under the Amended Loan Agreement, after borrowings and the Company had $5.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates.

As of December 31, 2025, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The ratios as of and for the period ended December 31, 2025 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	4.29
Net Leverage Ratio	3.25 to 1 (maximum)	2.45

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at December 31, 2025.

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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 6, 2025.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Derivative Financial Instruments

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Based on current debt levels at December 31, 2025, if market interest rates decrease or increase one percent, the Company’s annual variable interest expense would change by approximately $1.7 million.

The Company has entered into an interest rate swap agreement to mitigate the variable interest rate risk under the Amended Loan Agreement, which effectively results in a fixed rate debt on a portion of its outstanding borrowings. Based on current debt levels at December 31, 2025, if market interest rates decrease or increase one percent, the Company's annual fixed rate interest expense on the fair value of the interest rate swap would change by approximately $4.7 million.

Foreign Currency Exchange Risk

Some of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada and Europe with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada and Europe to customers in the United States. The Company manages its exposure to foreign currency risk by promptly converting funds to U.S. dollars. At December 31, 2025, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at December 31, 2025. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Myers Industries, Inc. and subsidiaries (the Company) as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2026 expressed an unqualified opinion thereon.

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

New Idria Mercury Mine (New Idria Mine) Environmental Liability
Description of the Matter

As discussed in Note 9 of the consolidated financial statements, in 2015, the U.S. Environmental Protection Agency (“EPA”) informed a subsidiary of the Company that it considers it to be a potentially responsible party (“PRP”) in connection with the New Idria Mine. At December 31, 2025, the Company has recorded liabilities for the estimated cost primarily to execute a Remedial Investigation/Feasibility Study (“RI/FS”) work plan being developed with the EPA associated with the New Idria Mine. The Company has not accrued for remediation costs associated with this site because the amount of such costs or a range of reasonably possible costs cannot be estimated at this time.

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

Akron, Ohio

March 5, 2026

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2025, 2024, and 2023

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2025	2024	2023
Net sales	$825,742	$836,281	$813,067
Cost of sales	549,688	565,476	553,981
Gross profit	276,054	270,805	259,086
Selling, general and administrative expenses	172,401	174,028	167,281
Depreciation and amortization	17,447	18,077	8,746
Freight out	11,046	12,003	10,849
(Gain) loss on disposal of fixed assets	604	201	(195)
Impairment charges	—	22,016	—
Operating income	74,556	44,480	72,405
Interest expense, net	29,421	30,937	6,349
Income before income taxes	45,135	13,543	66,056
Income tax expense	10,207	6,342	17,189
Net income	$34,928	$7,201	$48,867
Net income per common share:
Basic	$0.93	$0.19	$1.33
Diluted	$0.93	$0.19	$1.32
Dividends declared per share	$0.54	$0.54	$0.54

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2025, 2024, and 2023

(Dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net income	$34,928	$7,201	$48,867
Other comprehensive income (loss):
Foreign currency translation adjustment	1,691	(3,058)	859
Unrealized gain (loss) on interest rate swap contracts (1)	(2,301)	(1,761)	—
Realized (gain) loss on interest rate swap contracts reclassified to interest expense	491	(639)	—
Unrealized gain (loss) on pension liability, net of tax expense of $0, $54 and $40, respectively	—	163	119
Realized (gain) loss on pension liability reclassified to earnings (2)	1,101	—	—
Total other comprehensive income (loss)	982	(5,295)	978
Comprehensive income	$35,910	$1,906	$49,845

(1) Amounts shown net of tax expense (benefit) of $(598) and $(843) for the years ended December 31, 2025 and 2024, respectively.

(2) Amounts reclassified to Selling, general and administrative expenses net of tax expense (benefit) of $(399) for the year ended December 31, 2025.

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

As of December 31, 2025 and 2024

(Dollars in thousands)

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$45,050	$32,222
Trade accounts receivable, less allowances of $4,572 and $5,234, respectively	125,314	109,372
Other accounts receivable, net	14,164	12,654
Income tax receivable	4,023	—
Inventories, net	86,064	97,001
Prepaid expenses and other current assets	6,844	8,058
Total Current Assets	281,459	259,307
Property, plant, and equipment, net	129,105	137,564
Right of use asset - operating leases	24,818	30,561
Goodwill	256,014	255,532
Intangible assets, net	151,451	166,321
Deferred income taxes	178	205
Other	8,296	11,325
Total Assets	$851,321	$860,815

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$71,172	$71,049
Accrued employee compensation	19,742	14,731
Income taxes payable	—	4,623
Accrued taxes payable, other than income taxes	2,572	2,781
Accrued interest	208	267
Other current liabilities	33,346	26,794
Operating lease liability - short-term	6,727	6,597
Finance lease liability - short-term	645	621
Long-term debt - current portion	34,601	19,649
Total Current Liabilities	169,013	147,112
Long-term debt	311,210	355,310
Operating lease liability - long-term	18,135	23,700
Finance lease liability - long-term	7,349	7,994
Other liabilities	14,916	15,303
Deferred income taxes	36,472	33,884
Total Liabilities	557,095	583,303

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 37,381,741 and 37,262,566; net of treasury shares of 5,170,716 and 5,289,891, respectively)	23,041	22,923
Additional paid-in capital	326,213	325,163
Accumulated other comprehensive loss	(21,128)	(22,110)
Retained deficit	(33,900)	(48,464)
Total Shareholders’ Equity	294,226	277,512
Total Liabilities and Shareholders’ Equity	$851,321	$860,815

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except share data)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	36,500,020	$22,332	$315,865	$(17,793)	$(63,977)	$256,427
Net income	—	—	—	—	48,867	48,867
Issuances under option plans	136,028	83	2,170	—	—	2,253
Dividend reinvestment plan	4,241	3	82	—	—	85
Restricted stock vested	312,056	190	(190)	—	—	—
Stock compensation expense	—	—	6,671	—	—	6,671
Shares withheld for employee taxes on equity awards	(103,880)	—	(2,072)	—	—	(2,072)
Foreign currency translation adjustment	—	—	—	859	—	859
Declared dividends - $0.54 per share	—	—	—	—	(20,409)	(20,409)
Pension liability, net of tax of $40	—	—	—	119	—	119
Balance at December 31, 2023	36,848,465	22,608	322,526	(16,815)	(35,519)	292,800
Net income	—	—	—	—	7,201	7,201
Issuances under option plans	187,756	115	3,156	—	—	3,271
Dividend reinvestment plan	4,565	3	68	—	—	71
Restricted stock vested	323,523	197	(197)	—	—	—
Stock compensation expense	—	—	1,660	—	—	1,660
Shares withheld for employee taxes on equity awards	(101,743)	—	(2,050)	—	—	(2,050)
Foreign currency translation adjustment	—	—	—	(3,058)	—	(3,058)
Declared dividends - $0.54 per share	—	—	—	—	(20,146)	(20,146)
Interest rate swap, net of tax of ($843)	—	—	—	(2,400)	—	(2,400)
Pension liability, net of tax of $54	—	—	—	163	—	163
Balance at December 31, 2024	37,262,566	22,923	325,163	(22,110)	(48,464)	277,512
Net income	—	—	—	—	34,928	34,928
Issuances under option plans	103,419	63	993	—	—	1,056
Dividend reinvestment plan	5,174	3	63	—	—	66
Restricted stock vested	261,228	159	(159)	—	—	—
Stock compensation expense	—	—	3,536	—	—	3,536
Shares withheld for employee taxes on equity awards	(74,425)	—	(965)	—	—	(965)
Repurchase of common stock	(176,221)	(107)	(2,418)	—	—	(2,525)
Foreign currency translation adjustment	—	—	—	1,691	—	1,691
Declared dividends - $0.54 per share	—	—	—	—	(20,364)	(20,364)
Interest rate swap, net of tax of ($598)	—	—	—	(1,810)	—	(1,810)
Pension liability, net of tax of ($399)	—	—	—	1,101	—	1,101
Balance at December 31, 2025	37,381,741	$23,041	$326,213	$(21,128)	$(33,900)	$294,226

The accompanying notes are an integral part of these statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net income	$34,928	$7,201	$48,867
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	39,277	38,593	22,786
Amortization of deferred financing costs	2,323	1,917	313
Amortization of acquisition-related inventory step-up	—	4,457	—
Non-cash stock-based compensation expense	3,536	1,660	6,671
(Gain) loss on disposal of fixed assets	604	201	(195)
Impairment charges	—	22,016	—
Deferred taxes	3,206	(6,048)	1,039
Other	(2,100)	(297)	944
Cash flows provided by (used for) working capital
Accounts receivable - trade and other, net	(11,908)	26,822	2,656
Inventories	11,393	6,227	2,630
Prepaid expenses and other current assets	(2,800)	(525)	151
Accounts payable and accrued expenses	8,302	(22,932)	310
Net cash provided by (used for) operating activities	86,761	79,292	86,172
Cash Flows From Investing Activities
Capital expenditures	(19,553)	(24,435)	(22,855)
Acquisition of business, net of cash acquired	—	(348,312)	(160)
Proceeds from sale of property, plant and equipment	624	242	258
Net cash provided by (used for) investing activities	(18,929)	(372,505)	(22,757)
Cash Flows From Financing Activities
Borrowings on revolving credit facility	301,800	466,400	740,000
Repayments on revolving credit facility	(301,800)	(486,400)	(776,000)
Proceeds from Term Loan A	—	400,000	—
Repayments of Term Loan A	(31,000)	(18,000)	—
Repayments of senior unsecured notes	—	(38,000)	—
Payments on finance lease	(621)	(593)	(542)
Cash dividends paid	(20,494)	(20,432)	(20,240)
Proceeds from issuance of common stock	1,122	3,342	2,338
Shares withheld for employee taxes on equity awards	(965)	(2,050)	(2,072)
Repurchase of common stock	(2,525)	—	—
Deferred financing fees	—	(9,172)	—
Net cash provided by (used for) financing activities	(54,483)	295,095	(56,516)
Foreign exchange rate effect on cash	(521)	50	252
Net increase (decrease) in cash	12,828	1,932	7,151
Cash at January 1	32,222	30,290	23,139
Cash at December 31	$45,050	$32,222	$30,290

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$27,714	$31,653	$5,980
Income taxes	$15,124	$13,036	$13,451

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

In the first quarter of 2025, the Company updated its presentation of Depreciation and amortization expenses and third-party Freight out costs previously included in Selling, general and administrative expenses. Prior year amounts have been updated to conform to the current presentation as shown in the Consolidated Statements of Operations.

Accounting Standards Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments within this ASU were applied on a retrospective basis. The Company adopted this standard effective December 15, 2025. Refer to Note 11 for further information.

Accounting Standards Not Yet Adopted

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

At December 31, 2025, the remaining notional value of the Company's interest rate swap totaled $182.5 million and the net fair value of the Company's interest rate swap contract was estimated to be an unrealized loss of $5.7 million, of which $2.0 million and $3.7 million is included in the Consolidated Statements of Financial Position within Other current liabilities and Other liabilities (long-term), respectively. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) ('AOCI') in the Consolidated Statements of Financial Position and balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. The pre-tax balance of interest rate swap gain (loss) in AOCI for the years ended December 31, 2025 and 2024 was $(2.5) million and $(3.2) million, respectively. As of December 31, 2025, $2.0 million of net interest rate swap losses recorded in AOCI are expected to be reclassified into earnings within the next twelve months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade accounts receivable. The concentration of accounts receivable credit risk is generally limited based on the Company’s diversified operations, with customers spread across many industries and countries. In 2025, there were no customers that accounted for more than ten percent of net sales. The Company does not have a material concentration of sales in any country outside of the United States.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Allowance for Credit Losses

Management has established certain requirements that customers must meet before credit is extended. The financial condition of customers is continually monitored and collateral is usually not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. The Company reviews historical trends for credit loss as well as current economic conditions in determining an estimate for its allowance for credit losses. Additionally, in circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for credit losses is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably expects will be collected. Expense related to bad debts was approximately $0.5 million, $1.9 million and $1.8 million for 2025, 2024 and 2023, respectively, and is recorded within Selling, general and administrative expenses in the Consolidated Statements of Operations. Deductions from the allowance for doubtful accounts, net of recoveries, were approximately $0.9 million, $0.7 million and $1.1 million for 2025, 2024 and 2023, respectively.

The changes in the allowance for credit losses included within Trade accounts receivable for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Balance at January 1	$4,183	$2,989
Provision for expected credit loss, net of recoveries	518	1,938
Write-offs and other	(915)	(744)
Balance at December 31	$3,786	$4,183

Allowance for credit losses pertaining to the purchased credit deteriorated assets acquired in conjunction with the acquisition of Signature, as described in Note 3, are not included in the reported amounts above. These amounts totaled $3.2 million as of December 31, 2024 and are included net within Other accounts receivable and Other assets – long-term. As more fully described in Note 3, the purchased credit deteriorated assets were fully repaid during the year ended December 31, 2025 and the $3.2 million allowance for credit loss was reversed and recognized as a reduction to bad debt expense included in Selling, general and administrative in the Consolidated Statements of Operations.

Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 30 percent of our inventories are valued using the LIFO method of determining cost. All other inventories are valued at the FIFO method of determining cost.

Inventories at December 31 consist of the following:

	December 31,	December 31,
	2025	2024
Finished and in-process products	$51,290	$62,601
Raw materials and supplies	34,774	34,400
	$86,064	$97,001

If the FIFO method of inventory cost valuation had been used exclusively by the Company, inventories would have been $8.5 million and $7.6 million higher than reported at December 31, 2025 and 2024, respectively. Cost of sales decreased by $0.2 million, $0.5 million and $0.2 million in 2025, 2024 and 2023, respectively, as a result of the liquidation of LIFO inventories.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the basis of the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 to 40 years
Machinery and equipment	3 to 10 years
Leasehold improvements	5 to 10 years

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company’s property, plant and equipment by major asset class at December 31 consists of:

	December 31,	December 31,
	2025	2024
Land	$6,380	$6,208
Buildings and leasehold improvements	65,921	64,600
Machinery and equipment	375,589	366,112
	447,890	436,920
Less allowances for depreciation and amortization	(318,785)	(299,356)
	$129,105	$137,564

Depreciation expense was $24.3 million, $23.0 million and $16.2 million in the years ended December 31, 2025, 2024 and 2023, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

	Foreign Currency	Interest Rate Swap (1)	Defined Benefit Pension Plans (3)	Total
Balance at January 1, 2023	$(16,410)	$—	$(1,383)	$(17,793)
Other comprehensive income (loss) before reclassifications (2)	859	—	66	925
Reclassification to (earnings) loss	—	—	53	53
Net current-period other comprehensive income (loss)	859	—	119	978
Balance at December 31, 2023	(15,551)	—	(1,264)	(16,815)
Other comprehensive income (loss) before reclassifications (2)	(3,058)	(1,761)	115	(4,704)
Reclassification to (earnings) loss	—	(639)	48	(591)
Net current-period other comprehensive income (loss)	(3,058)	(2,400)	163	(5,295)
Balance at December 31, 2024	(18,609)	(2,400)	(1,101)	(22,110)
Other comprehensive income (loss) before reclassifications (2)	1,691	(2,301)	—	(610)
Reclassification to (earnings) loss	—	491	1,101	1,592
Net current-period other comprehensive income (loss)	1,691	(1,810)	1,101	982
Balance at December 31, 2025	$(16,918)	$(4,210)	$—	$(21,128)

(1)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.6) million and $(0.8) million for the years ended December 31, 2025 and 2024, respectively.
(2)
The accumulated other comprehensive income (loss) components related to defined benefit pension plans are included in the computation of net periodic pension cost. See Note 12, Retirement Plans for additional details.
(3)
Reclassification to (earnings) loss, net of tax expense (benefit) of $(0.4) million for the year ended December 31, 2025.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Stock Based Compensation

The Company has stock incentive plans that provide for the granting of stock-based compensation to employees and directors. Shares issued for option exercises, restricted stock units and performance units may be either from authorized, but unissued shares or treasury shares. For equity-classified awards, the fair value is determined on the date of the grant and not remeasured. The fair value of restricted stock units without a relative Total Shareholder Return ("rTSR") modifier are determined using the closing price of the Company’s common stock on the grant date (Level 1 measurement). The fair value of performance units with a rTSR modifier is determined using a Monte Carlo simulation, which determines the probability of satisfying the market condition included in the award using market-based inputs (Level 2 measurement). For these awards, the performance-based vesting requirements determine the number of shares that ultimately vest, which can vary from 0% to 250% of target depending on the level of achievement of established performance and market criteria, where applicable. The fair value of options is determined using a binomial lattice option pricing model which uses market-based inputs (Level 2 measurement) as well as inputs based on historical employee behavior. When awards contain a required holding period after vesting, the fair value is discounted to reflect the lack of marketability. Expense for restricted stock units and stock options is recognized on a straight-line basis over the requisite service period, which is generally equivalent to the vesting term. Compensation expense for performance units is recognized over the requisite service period subject to adjustment based on the probable number of shares expected to vest under the performance condition. Forfeitures result in reversal of previously recognized expenses for unvested shares and are recognized in the period in which the forfeiture occurs.

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

Capital expenditures in the Consolidated Statement of Cash Flows excludes accrued, but unpaid, capital expenditures. Changes in the amount accrued increased (reduced) cash used for capital expenditures by $2.8 million, $(1.2) million and $0.7 million in 2025, 2024 and 2023, respectively.

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

Amounts included in the Consolidated Statements of Financial Position related to revenue recognition include:

	December 31,	December 31,	Statement of Financial Position
	2025	2024	Classification
Returns, discounts and other allowances	$(786)	$(1,051)	Trade accounts receivable
Right of return asset	$433	$456	Inventories, net
Customer deposits	$(2,514)	$(2,565)	Other current liabilities
Accrued rebates	$(4,811)	$(4,196)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer. Costs for shipments to customers are classified as Freight out expenses for the Company’s manufacturing business and as Cost of sales for the Company’s distribution business in the accompanying Consolidated Statements of Operations. The Company incurred costs for shipments to customers of approximately $11.0 million, $12.0 million and $10.8 million in Freight out for the years ended December 31, 2025, 2024 and 2023, respectively, and $10.6 million, $11.0 million and $13.0 million in Cost of sales for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In May 2025, subsequent to the acquisition date and final allocation of consideration for the Signature acquisition, the customer prepaid the remaining balance of the outstanding long term notes receivable for $8.3 million. The $3.2 million allowance for credit loss was reversed and recognized as a reduction to bad debt expense included in Selling, general and administrative and the remaining noncredit discount of $0.3 million was accelerated into interest income included in Interest expense in the Consolidated Statements of Operations.

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

The Company’s annual goodwill impairment assessment as of October 1 for all of its reporting units found no impairment at any of the Company's reporting units in 2025. During 2025, management performed a qualitative assessment for five of its seven reporting units and quantitative assessments were performed for the Signature Systems and Distribution reporting units. Based on the five qualitative analyses, we determined that it was more-likely-than-not that the fair values of the reporting units were greater than their carrying amounts and no impairment was indicated. Based on the quantitative analysis of the Signature Systems and Distribution reporting units, the estimated fair value of the reporting units were in excess of carrying value and no impairment was identified.

The fair value of the Company's Signature Systems and Distribution reporting units was determined using the income and market approaches. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, EBITDA, and multiples that are applied to management’s forecasted revenues and EBITDA estimates.

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

Quantitative impairment assessments were performed for all reporting units in 2024, and they indicated that the fair value of the Company's seven reporting units all had adequate cushion above the carrying value on the assessment date, except for the rotational molding reporting unit, which was fully impaired as of September 30, 2024, as described below. The 2024 annual goodwill impairment assessments performed as of October 1, indicated no impairment for all of the Company's reporting units.

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

The circumstances leading to the interim goodwill assessment as described above also triggered an evaluation for long-lived assets as of September 30, 2024, for which the Company has first performed an ASC 360-10-35 recoverability test of other long-lived assets, including intangible assets for the rotational molding asset group. With respect to the asset group, future cash flows were estimated over the expected remaining life of the assets, and the Company determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the asset group, and no impairment was indicated.

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows:

	Distribution	Material Handling	Total
January 1, 2024	$14,730	$80,662	$95,392
Acquisition	—	183,098	183,098
Impairment charges	—	(22,016)	(22,016)
Foreign currency translation	—	(942)	(942)
December 31, 2024	$14,730	$240,802	$255,532
Foreign currency translation	—	482	482
December 31, 2025	$14,730	$241,284	$256,014

Intangible assets were established in connection with acquisitions. These intangible assets, other than goodwill and certain indefinite lived trade names, are amortized over their estimated useful lives. The Company performed a quantitative annual impairment assessment for the indefinite lived trade names as of October 1, 2025, 2024 and 2023, with the exception of certain indefinite lived trade names which had more than adequate cushion above carrying value, for which a qualitative assessment was performed. In performing these assessments, the Company determined the estimated fair value of all indefinite lived trade names exceeded the carrying value and accordingly, no impairment was indicated. Refer to Note 3 for the intangible assets acquired through the Signature acquisition during 2024.

Intangible assets at December 31, 2025 and 2024 consisted of the following:

		2025			2024
	Weighted Average Remaining Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names - indefinite lived		$31,382	$—	$31,382	$31,382	$—	$31,382
Trade names	4.3	10,267	(5,830)	4,437	10,267	(4,658)	5,609
Customer relationships	9.0	158,692	(69,515)	89,177	157,880	(57,821)	100,059
Technology	9.9	56,280	(29,913)	26,367	56,280	(27,262)	29,018
Non-competition agreements	1.4	1,510	(1,422)	88	1,510	(1,257)	253
Patents	—	11,730	(11,730)	—	11,730	(11,730)	—
		$269,861	$(118,410)	$151,451	$269,049	$(102,728)	$166,321

Intangible amortization expense was $14.9 million, $15.5 million and $6.6 million in 2025, 2024 and 2023, respectively. Estimated annual amortization expense for intangible assets with finite lives for the next five years is: $14.2 million in 2026; $13.9 million in 2027; $13.7 million in 2028; $13.6 million in 2029 and $13.4 million in 2030.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

5. Stockholders' Equity

Net Income Per Common Share

Net income per common share, as shown on the accompanying Consolidated Statements of Operations, is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Year Ended December 31,
	2025	2024	2023
Weighted average common shares outstanding basic	37,368,578	37,141,030	36,744,560
Dilutive effect of stock options and restricted stock	193,014	262,488	351,008
Weighted average common shares outstanding diluted	37,561,592	37,403,518	37,095,568

The dilutive effect of stock options and restricted stock was computed using the treasury stock method. Options to purchase 6,973, 10,290 and 101,406 shares of common stock that were outstanding at December 31, 2025, 2024 and 2023, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average market price of common shares and were therefore anti-dilutive.

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

Under the 2025 Repurchase Program the Company repurchased a total of 176,221 shares for $2.5 million at an average cost of $14.19 per share, exclusive of commissions and excise tax during the year ended December 31, 2025. No new share repurchases may be made under the 2025 Repurchase Program after December 31, 2025.

6. Restructuring

On March 6, 2025, the Company announced the launch of a 'Focused Transformation' initiative with a target to implement $20 million of annualized cost savings, primarily in SG&A, by year-end 2025. In conjunction with the program the Company incurred $3.3 million of restructuring charges during the year ended December 31, 2025. Accrued and unpaid restructuring expenses were $0.6 million at December 31, 2025.

On July 31, 2025, the Company announced as part of its Focused Transformation initiatives, a plan to idle two of its rotational molding production facilities and to consolidate that production into other facilities. In conjunction with this initiative the Company incurred $2.6 million of restructuring charges during the year ended December 31, 2025. Accrued and unpaid restructuring expenses were not significant at December 31, 2025 and the Company expects to incur up to $11 million in restructuring costs to complete the initiative, including costs related to machine moves, asset impairments and costs related to the long-term facility leases.

In conjunction with the Company's previously announced restructuring plan to improve the Company’s organizational structure and operational efficiency within the Distribution Segment, the Company incurred $2.5 million and $1.4 million of restructuring charges during the years ended December 31, 2025 and 2024, respectively. The Company also entered into termination agreements to exit two of its idled lease facilities, in conjunction with the restructuring plan, for which the original leases extended through 2028, and total termination charges of $1.6 million, included in the totals above, for the year ended December 31, 2025, were recorded to satisfy all remaining obligations under the original lease agreements. Accrued and unpaid restructuring expenses totaled $0.3 million at December 31, 2025 and the Company does not expect to incur any further costs related to this initiative which is now complete.

On July 23, 2025, the Company's Board of Directors approved launching a strategic review of Myers Tire Supply, which is included in the Distribution segment. As a result of the strategic review announced in the second quarter of this year, the company has now initiated a sale process to divest the business, however there can be no assurance that a sale will be completed on terms acceptable to the Company, or at all. Revenue from this business was $187 million for the year ended December 31, 2025, which represents approximately 92% of total revenue from the Distribution segment.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

In August 2024, the Company announced the consolidation of its Atlantic, Iowa rotational molding facility into other rotational molding facilities to reduce the cost structure within the Material Handling segment. In December 2024, the Company reduced the scope of the consolidation to keep open its Atlantic, Iowa rotational molding facility as a result of increased demand for certain products produced in that facility. Total restructuring costs for these actions incurred were approximately $0.9 million during the year ended December 31, 2024. Accrued and unpaid restructuring expenses were not significant at December 31, 2024.

In conjunction with the Company's previously announced Ameri-Kart plan, the Company incurred $2.3 million and $1.0 million of restructuring charges during the years ended December 31, 2024 and 2023. On May 7, 2024, the Company entered into a termination agreement to exit the idled lease facility, in conjunction with the Ameri-Kart plan, for which the original lease extended through 2026 and a termination payment of $1.8 million was recorded to satisfy all remaining obligations under the original lease. The Ameri-Kart plan is now complete and there were no remaining accrued and unpaid restructuring expenses at December 31, 2024.

Charges from other restructuring initiatives to reduce and streamline overhead costs during the years ended December 31, 2025, 2024 and 2023 totaled $2.8 million, $2.9 million and $1.5 million, respectively. Accrued and unpaid restructuring expenses were $0.2 million and $0.9 million at December 31, 2025 and December 31, 2024, respectively.

The restructuring charges noted above for the years ended December 31, 2025, 2024 and 2023 are presented in the Consolidated Statements of Operations as follows:

	For the Year Ended December 31,
	2025			2024			2023
Segment	Cost of Sales	SG&A and Other (1)	Total	Cost of Sales	SG&A	Total	Cost of Sales	SG&A	Total
Material Handling	$2,347	$1,555	$3,902	$3,492	$375	$3,867	$829	$627	$1,456
Distribution	—	3,051	3,051	514	888	1,402	—	914	914
Corporate	—	4,209	4,209	—	2,271	2,271	—	166	166
Total	$2,347	$8,815	$11,162	$4,006	$3,534	$7,540	$829	$1,707	$2,536

(1) Amounts included in SG&A and Other, for the year ended December 31, 2025 include a $1.0 million charge related to the facility consolidations, discussed above, that is classified within (Gain) loss on disposal of fixed assets on the Consolidated Statements of Operations.

Restructuring liabilities are included in other current liabilities on the Consolidated Balance Sheets. The change in other current liabilities for the year ended December 31, 2025 was as follows:

	Employee Reduction	Facility Consolidations	Other Exit Costs (1)	Total
Balance at December 31, 2024	$—	$—	$962	$962
Charges to expense	1,794	4,685	4,683	11,162
Cash payments	(1,928)	(3,348)	(4,880)	(10,156)
Non-cash activity	171	(1,004)	—	(833)
Balance at December 31, 2025	$37	$333	$765	$1,135

(1) Other exit costs consist primarily of executive transition and other related costs.

7. Other Liabilities

The balance of Other current liabilities is comprised of the following:

	December 31,	December 31,
	2025	2024
Customer deposits and accrued rebates	$7,325	$6,761
Dividends payable	5,483	5,613
Accrued litigation, claims and professional fees	2,133	110
Current portion of environmental reserves	9,105	6,605
Hedge contract liability	1,960	753
Other accrued expenses	7,340	6,952
	$33,346	$26,794

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The balance of Other liabilities (long-term) is comprised of the following:

	December 31,	December 31,
	2025	2024
Environmental reserves	$7,415	$9,984
Supplemental executive retirement plan liability	105	270
Pension liability	—	79
Hedge contract liability	3,691	2,490
Other long-term liabilities	3,705	2,480
	$14,916	$15,303

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

Stock compensation expense was approximately $3.5 million, $1.7 million and $6.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in Selling, general and administrative expenses. Changes in expected performance under performance share award arrangements can cause volatility in stock compensation expense. Total unrecognized compensation cost related to non-vested share-based compensation arrangements at December 31, 2025 was approximately $5.3 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

Options granted in 2025 are shown in the table below. There were no options granted in 2024 and 2023.

Year	Options	Exercise Price
2025	125,000	$10.75

Options exercised in 2024 and 2023 are shown in the table below. There were no options exercised in 2025.

Year	Options Exercised	Exercised Price
2024	102,468	$18.58 to $21.30
2023	62,551	$11.62 to $18.69

In addition, options totaling 3,317, 20 and 43,729 expired or were forfeited during the years ended December 31, 2025, 2024 and 2023, respectively.

Options outstanding and exercisable at December 31, 2025, 2024 and 2023 were as follows:

Year	Outstanding	Range of Exercise Prices	Exercisable	Weighted Average Exercise Price
2025	137,797	$10.75 to $21.30	12,797	$17.13
2024	16,114	$11.62 to $21.30	16,114	$17.43
2023	118,602	$11.62 to $21.30	118,602	$20.35

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The fair value of options granted is estimated using an option pricing model based on the assumptions set forth in the following table. The Company uses historical data to estimate employee exercise and departure behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and through the expected term. The dividend yield rate is based on the Company’s historical dividend yield. The expected volatility is derived from historical volatility of the Company’s shares and those of similar companies measured against the market as a whole. The Company uses the binomial lattice option pricing model based on the assumptions set forth in the following table.

2025
Risk free interest rate	4.29%
Expected dividend yield	4.90%
Expected life of award (years)	6.13
Expected volatility	41.56%
Fair value per option	$3.22

The following table provides a summary of stock option activity for the period ended December 31, 2025:

	Shares	Average Exercise Price	Weighted Average Life (in Years)
Outstanding at December 31, 2024	16,114	$17.43
Options granted	125,000	10.75
Options exercised	—	—
Canceled or forfeited	(1,817)	18.58
Expired	(1,500)	18.69
Outstanding at December 31, 2025	137,797	11.34	8.33
Exercisable at December 31, 2025	12,797	$17.13	1.70

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. There were no options exercised in 2025. The intrinsic value of stock options exercised in 2024 and 2023 was $0.1 million and $0.4 million, respectively. The intrinsic value of stock options outstanding at December 31, 2025 was $1.0 million.

The following table provides a summary of restricted stock units, including performance-based restricted stock units, and restricted stock activity for the year ended December 31, 2025:

	Shares	Average Grant-Date Fair Value
Unvested shares at December 31, 2024	943,855
Granted	509,417	$13.60
Vested	(261,228)	$19.65
Canceled or forfeited	(272,952)	$17.79
Unvested shares at December 31, 2025	919,092

Restricted stock units are rights to receive shares of common stock, subject to forfeiture and other restrictions, which vest over a one to three year period. Restricted stock units are considered to be non-vested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At December 31, 2025, restricted stock awards had vesting periods through October 2028. Included in the December 31, 2025 unvested shares are 562,353 performance-based restricted stock units.

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

In 2022, Buckhorn reached an agreement with respect to certain insurance coverage related to defense costs, which is expected to apply to a substantial portion of the estimated RI/FS costs. Recovery of accrued costs are recorded as a receivable to the extent such recovery is determined to be probable under this agreement. Estimates of cost recoveries will continue to be refined as the RI/FS work plan is finalized and the activities are performed over a period expected to last several years. Buckhorn may also have opportunity for cost recovery under other insurance policies.

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $27.6 million of cumulative charges, made cumulative payments of $17.0 million and received insurance recoveries of $8.5 million

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

through December 31, 2025. For the years ended December 31, 2025, 2024 and 2023, the following undiscounted activity was recorded in connection with the New Idria Mercury Mine:

	For the Year Ended December 31,
	2025	2024	2023
Beginning reserve balance	$12,425	$13,182	$11,855
Changes in estimated environmental liability	2,500	3,100	6,500
Payments made (3)	(2,421)	(3,857)	(5,173)
Ending reserve balance (1)	$12,504	$12,425	$13,182

Beginning receivable balance	$8,404	$7,245	$6,000
Changes in estimated insurance recovery	2,300	3,300	3,300
Insurance recovery reimbursements	(2,372)	(2,141)	(2,055)
Ending receivable balance (2)	$8,332	$8,404	$7,245

(1) As of December 31, 2025, Buckhorn has a total ending reserve balance of $12.5 million related to the New Idria Mine, of which $8.8 million is classified in Other current liabilities, $3.3 million in Other liabilities (long-term) and $0.4 million in Accounts payable.

(2) As of December 31, 2025, Buckhorn has a total receivable balance related to the probable insurance recovery of $8.3 million, of which $5.2 million is classified in Other accounts receivable and $3.1 million is classified in Other assets (long-term).

(3) Payments made for the year ended December 31, 2023 include a $1.9 million payment related to a settlement agreement with the EPA to resolve the past costs claim, which Buckhorn paid in the first quarter of 2023.

Given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined, Buckhorn has not accrued for remediation costs in connection with this site as it is unable to estimate the range of a reasonably possible liability for remediation costs.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. No additional costs were incurred related to New Almaden in the years ended December 31, 2025, 2024 and 2023 and payments of $0.1 million were made for the year ended December 31, 2023. As of December 31, 2025, Buckhorn has a total reserve of $4.4 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.1 million is classified in Other liabilities (long-term).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Other Matters

On February 14, 2023, a lawsuit was filed by Nan Morgan McCartney in the Circuit Court of Escambia County, Florida (later removed to the Northern District of Florida, Pensacola Division) against the Company, Scepter US Holding Company, Scepter Manufacturing, LLC, Scepter Canada Inc., Walmart Inc., and Wal-Mart Stores East, LP. The complaint sought compensatory damages and court costs for harm caused to Ms. McCartney allegedly arising from use of a 5-gallon portable fuel container manufactured by a Scepter company and alleges amounts in controversy in excess of $30 thousand exclusive of costs. On April 2, 2025, the Myers defendants learned that Walmart had settled its case with Plaintiff. On January 24, 2026 the Myers defendants settled the remaining aspects of the case with Plaintiff within coverages of insurance policies maintained by Scepter.

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

On July 9, 2024, Spartan Composites, LLC (“Spartan”) d\b\a FODS (“FODS”) and Spartan Mats, LLC (“Spartan Mat”) (collectively, “Plaintiffs”) filed suit against Signature Systems Group, LLC, a wholly-owned subsidiary of the Company (“Signature”) in the United States District Court for the Eastern District of Texas, asserting certain claims relating to Signature’s manufacture and sale of its DiamondTrack mat, including misappropriation of FODS’ trade secrets under federal and state law, breach of a prior settlement agreement between Signature, FODS and Spartan Mat, and tortious interference with FODS’ prospective business relationships. Signature was acquired by the Company on February 8, 2024, and in connection with the acquisition, the Company obtained insurance policies providing coverage against the inaccuracy or breach of certain of the sellers’ representations and warranties set forth in the acquisition agreement (“RWI Policies”). On November 20, 2025, a jury found in favor of Plaintiffs on several counts of their complaint, including misappropriation of trade secrets and breach of contract, and awarded damages of up to $15 million, plus pre- and post-judgment interest and potential attorney fees. The Company believes the jury’s verdict contains errors that the Company intends to vigorously challenge through post-trial motions and, if necessary, through the appellate process. The Company has not accrued for potential losses in this matter as the Company cannot reasonably estimate any loss or range of loss because the matter cannot be quantified until a final, appealable order is issued. On January 5, 2026, the court granted Plaintiffs’ post-trial motion for a preliminary injunction preventing Signature from marketing, selling, renting, leasing, or manufacturing its DiamondTrack mat pending final ruling(s). Sales of this mat represented less than 1% of the Company’s 2025 consolidated sales. Various post-trial motions remain pending, which Signature may appeal, depending on the Court’s ruling(s). The Company believes that the RWI Policies will cover a substantial portion of ongoing defense costs and any final judgments rendered in the matter.

10. Long-Term Debt and Loan Agreements

Long-term debt at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Amended Loan Agreement - Revolving Credit Facility	$—	$—
Amended Loan Agreement - Term Loan A	351,000	382,000
	351,000	382,000
Less unamortized deferred financing costs	5,189	7,041
	345,811	374,959
Less current portion long-term debt	34,601	19,649
Long-term debt	$311,210	$355,310

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Amendment No. 1 did not change the existing revolving credit facility’s maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million, of which $8.5 million was related to Term Loan A and included in Long-term debt and Long-term debt - current portion and $0.7 million was related to the Revolving Credit Facility and included in Other Assets (long-term). These deferred financing fees are being amortized to Interest expense over their respective terms to maturity. Remaining deferred financing fees on the Revolving Credit Facility were $0.8 million and $1.3 million as of December 31, 2025 and December 31, 2024, respectively, and remaining unamortized deferred financing costs under the Term Loan A totaled $5.2 million and $7.0 million as of December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025, the Company had $244.7 million available under the Amended Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.3 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges to all of the Company's assets (except with respect to certain assets that are customarily excluded for the incurrence of such liens).

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

Amortization expense of the deferred financing costs was $2.3 million, $1.9 million, and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in Interest expense.

The weighted average interest rate on borrowings under the Company’s long-term debt was 7.80% for 2025, 8.46% for 2024, and 6.86% for 2023, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At December 31, 2025, the remaining notional value of the Company's interest rate swap totaled $182.5 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described above and in Note 1.

As of December 31, 2025, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The ratios as of and for the period ended December 31, 2025 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	4.29
Net Leverage Ratio	3.25 to 1 (maximum)	2.45

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

11. Income Taxes

The Company's effective tax rate was 22.6%, 46.8% and 26.0% in 2025, 2024 and 2023, respectively. A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Percent of Income before Income Taxes
	2025		2024		2023
U.S. federal statutory tax rate	$9,478	21.0%	$2,844	21.0%	$13,872	21.0%
State and local income taxes, net of federal income tax effect (1)	952	2.1	877	6.5	1,816	2.8
Foreign tax effects
Canada	554	1.2	365	2.7	995	1.5
Other foreign jurisdictions	234	0.5	88	0.7	26	0.0
Effects of cross border tax laws
Foreign derived intangible income (FDII)	(1,706)	(3.8)	—	—	—	—
Nontaxable or nondeductible items
Merger and acquisition transaction costs	—	—	993	7.3	—	—
Nondeductible compensation	524	1.2	637	4.7	197	0.3
Goodwill impairment	—	—	413	3.0	—	—
Other	437	1.0	141	1.0	75	0.1
Changes in unrecognized tax benefits	(85)	(0.2)	—	—	—	—
Other adjustments	(181)	(0.4)	(16)	(0.1)	208	0.3
Effective tax rate for the year	$10,207	22.6%	$6,342	46.8%	$17,189	26.0%

(1) State taxes, net of federal benefit due to activity in Oklahoma and Pennsylvania for 2025, Florida, Illinois, Oklahoma and Pennsylvania for 2024 and Illinois, Indiana, Iowa and Oklahoma for 2023, which make up the majority (greater than 50%) of the tax effect in this category.

Income before income taxes was attributable to the following sources:

	2025	2024	2023
United States	$31,775	$3,409	$55,553
Foreign	13,360	10,134	10,503
Totals	$45,135	$13,543	$66,056

Income tax expense consisted of the following:

	Year ended December 31,
	2025	2024	2023
Current:
Federal	$2,362	$7,877	$11,296
State and local	1,475	2,013	2,237
Foreign	3,164	2,500	2,617
Total current provision	7,001	12,390	16,150
Deferred:
Federal	2,693	(5,195)	617
State and local	(270)	(903)	62
Foreign	783	50	360
Total deferred provision	3,206	(6,048)	1,039
Provision for income taxes	$10,207	$6,342	$17,189

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Income taxes paid, net of any refunds received was as follows:

	Year ended December 31,
	2025	2024	2023
Federal	$9,800	$8,000	$7,900
State and local	2,300	2,685	2,580
Foreign	3,024	2,351	2,971
	$15,124	$13,036	$13,451

The following table summarizes income taxes paid, net of any refunds received, disaggregated by individual jurisdictions in which income taxes paid, net of refunds received is equal to or greater than five percent of total income taxes paid:

	Year ended December 31,
	2025	2024	2023
Foreign
Canada	$2,228	$2,175	$2,779
Other Foreign	796	176	192
	$3,024	$2,351	$2,971

During 2018, the Company recorded a provision and related deferred tax liability of $0.6 million related primarily to the earnings of the Company’s subsidiary in Guatemala, which were deemed by management to no longer be permanently reinvested. During 2025, the Company increased the deferred tax liability to $0.8 million. The earnings and profits for all foreign subsidiaries had been previously included in the calculation of the one-time deemed repatriation transition tax, and thus, should there be a repatriation of earnings from any other foreign subsidiaries in future periods, the Company expects to be subject to only foreign withholding tax. Management does not currently anticipate a repatriation of earnings from any other foreign subsidiaries, except as provided above, as these earnings are deemed to be permanently reinvested.

Significant components of the Company’s deferred taxes as of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred income tax assets
Compensation accruals	$1,647	$2,372
Inventory valuation	2,958	3,094
Allowance for uncollectible accounts	852	931
Non-deductible accruals	4,765	3,983
Operating lease liability	5,290	6,438
Finance lease liability	1,679	1,809
Goodwill	3,426	3,766
Other deductible non-goodwill intangibles	4,775	5,420
Interest limitation carryforward	—	2,759
Capital loss carryforwards	127	127
Net operating loss carryforwards	36	54
	25,555	30,753
Valuation allowance	(127)	(127)
	25,428	30,626
Deferred income tax liabilities
Property, plant and equipment	15,590	15,492
Goodwill and indefinite-lived intangibles	10,303	14,410
Non-deductible intangibles	24,284	22,056
Right of use asset - operating leases	5,212	6,418
Finance lease assets	1,509	1,665
State deferred taxes	3,042	3,256
Other	1,782	1,008
	61,722	64,305
Net deferred income tax liability	$(36,294)	$(33,679)

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

In 2022, the Company impaired its investment in a joint venture incurring a capital loss for which a deferred tax asset of $0.1 million was recorded. As of December 31, 2022 a valuation allowance of $0.1 million was recorded against this capital loss deferred tax asset, as the recovery is not more likely than not.

In 2024, the Company realized a $1.7 million benefit from a net operating loss ("NOL") carryforward acquired in the Signature acquisition described in Note 3. There is no benefit to future years after full utilization of the NOL carryforward in 2024.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2025	2024	2023
Balance at January 1	$1,339	$—	$—
Increases related to previous year tax positions	79	1,339	—
Reductions due to lapse of applicable statute of limitations	(164)	—	—
Balance at December 31	$1,254	$1,339	$—

The total amount of gross unrecognized tax benefits that would reduce the Company’s effective tax rate was $1.3 million, $1.3 million and $0.0 million at December 31, 2025, 2024 and 2023, respectively.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of December 31, 2025, the Company is no longer subject to U.S. Federal examinations by tax authorities for tax years before 2022. The company is subject to state and local income tax examinations for tax years 2021 through 2024. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2021 through 2024.

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

On April 22, 2025, the Company entered into an agreement with United of Omaha Life Insurance Company (the “Insurer”), under which the Company purchased an irrevocable nonparticipating single premium group annuity contract from the insurer and transferred to the insurer the future benefit obligations and annuity administration for remaining retirees and beneficiaries under the Company’s defined benefit pension plan (the ‘Plan’) with remaining obligations that approximated $4.1 million, at the time of transfer. Under the group annuity contract, the Insurer has made an unconditional and irrevocable commitment to pay the pension benefits of each participant that are due on or after June 1, 2025 and the Company has no remaining obligations under the Plan. The purchase of the group annuity contract was funded primarily by the assets of the plan and as a result of the transaction, the Company recognized a pre-tax pension settlement charge of $1.6 million in the second quarter of 2025, primarily related to the non-cash acceleration of actuarial losses included within Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Financial Position.

Net periodic pension cost of the Plan for the year ended December 31, 2025 was not significant. Net periodic pension cost for the years ended December 31, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2024	2023
Interest cost	$222	$233
Expected return on assets	(125)	(144)
Amortization of net loss	64	70
Net periodic pension cost	$161	$159

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The reconciliation of changes in the Plan’s projected benefit obligations and assets are as follows:

	December 31,
	2025	2024
Change in benefit obligation:
Projected benefit obligation at beginning of year	$4,280	$4,766
Interest cost	—	222
Actuarial (gain) loss	(99)	(291)
Benefits paid	(54)	(417)
Settlement	(4,127)	—
Projected benefit obligation at end of year	$—	$4,280
Change in plan assets:
Fair value of plan assets at beginning of year	$4,201	$4,631
Actual return on plan assets	—	(13)
Plan expenses paid out of assets	(20)	—
Benefits paid	(54)	(417)
Settlement	(4,127)	—
Fair value of plan assets at end of year	$—	$4,201
Funded status	$—	$(79)

The Plan’s funded status shown above is included in Other liabilities - long-term in the Company’s Consolidated Statements of Financial Position at December 31, 2024. At December 31, 2025 the plan was fully terminated and the Company had no remaining obligations under the Plan.

As discussed above, the annuity purchase price was used to measure the projected benefit obligation on the settlement date. Prior to settlement, the assumptions used to determine the Plan’s net periodic benefit cost and benefit obligations were as follows:

	December 31,
	2024	2023
Discount rate for net periodic pension cost	4.85%	5.05%
Discount rate for benefit obligations	5.40%	4.85%
Expected long-term return of plan assets	5.00%	5.25%

Prior to settlement the expected long-term rate of return was based on the long-term expected returns for the investment mix consistent with the Plan’s current asset allocation and investment policy. The Plan’s asset allocation and investment policy increases the allocation of fixed income investments that are managed to match the duration of the underlying pension liability as the funding status improves. The assumed discount rates represent long-term high-quality corporate bond rates commensurate with the liability duration of the Plan.

The fair value of Plan assets at December 31, 2024 consisted of mutual funds valued at $0.4 million and pooled separate accounts valued at $3.8 million. Fair values of all Plan assets are categorized as Level 1. Mutual fund values are determined based on period end closing quoted prices in active markets. The pooled separate accounts are measured at net asset value, which is made readily available to investors. Each of the pooled separate accounts invest in multiple fixed securities and provide for daily redemptions by the plan with no advance notice requirements and have redemption prices that are also determined by the fund’s net asset value per unit with no redemption fees. The weighted average asset allocations for the Plan at December 31, 2024 are show in the table below. There were no significant changes to the asset allocations of the Plan assets prior to settlement.

December 31,
2024
U.S. equities securities	10%
U.S. debt securities	90%
100%

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The Company maintains defined contribution plans for its U.S.-based employees, who are not covered under defined benefit plans and have met eligibility service requirements. The Company recognized expense related to the 401(k) employer matching contribution in the amount of, $4.5 million, $4.9 million and $4.5 million in 2025, 2024 and 2023, respectively.

In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”) to provide certain former senior executives with retirement benefits in addition to amounts payable under the 401(k) plan. Net expense (benefit) related to the SERP was not meaningful for the years ended December 2025, 2024 and 2023. The SERP liability was based on the discounted present value of expected future benefit payments using a discount rate of 5.4%. The SERP liability was approximately $0.3 million and $0.6 million at December 31, 2025 and 2024, respectively, and is included in Accrued employee compensation and Other liabilities - long-term on the accompanying Consolidated Statements of Financial Position. The SERP is unfunded.

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

Amounts included in the Consolidated Statements of Financial Position related to leases were:

		December 31,	December 31,
	Classification	2025	2024
Assets:
Operating lease assets	Right of use asset - operating leases	$24,818	$30,561
Finance lease assets	Property, plant and equipment, net	7,185	7,927
Total lease assets		$32,003	$38,488

Liabilities:
Current	Operating lease liability - short-term	$6,727	$6,597
Long-term	Operating lease liability - long-term	18,135	23,700
Total operating lease liabilities		24,862	30,297
Current	Finance lease liability - short-term	645	621
Long-term	Finance lease liability - long-term	7,349	7,994
Total finance lease liabilities		7,994	8,615
Total lease liabilities		$32,856	$38,912

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

The components of lease expense include:

		For the Year Ended December 31,
Lease Cost	Classification	2025	2024	2023
Operating lease cost (1) (2)	Cost of sales	$7,290	$8,736	$6,193
Operating lease cost (1) (3)	Selling, general and administrative expenses	4,958	3,880	3,354
Finance lease cost
Amortization expense	Cost of sales	741	741	720
Interest expense on lease liabilities	Interest expense, net	303	327	337
Total lease cost		$13,292	$13,684	$10,604
(1)
Includes short-term leases and variable lease costs, which are immaterial
(2)
Operating lease costs included in Cost of sales for the year ended December 31, 2024, includes a $1.8 million termination charge related to exiting an idled lease facility, as described in Note 6
(3)
Operating lease costs included in Selling, general and administrative for the year ended December 31, 2025 include $1.6 million in termination charges related to exiting idled lease facilities, as described in Note 6

Supplemental cash flow information related to leases was as follows:

	For the Year Ended December 31,
Supplemental Cash Flow Information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,815	$8,157	$7,580
Operating cash flows from finance leases	$303	$327	$337
Financing cash flows from finance leases	$621	$593	$542
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$2,582	$6,919	$6,143
Finance leases	$—	$—	$313

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	4.28	4.93
Finance leases	10.02	11.00
Weighted-average discount rate:
Operating leases	6.6%	6.3%
Finance leases	3.7%	3.7%

Maturity of Lease Liabilities - As of December 31, 2025	Operating Leases	Finance Leases	Total
2026	$8,091	$924	$9,015
2027	6,870	946	7,816
2028	5,305	950	6,255
2029	3,730	950	4,680
2030	2,051	933	2,984
After 2030	2,150	4,824	6,974
Total lease payments	28,197	9,527	37,724
Less: interest	(3,335)	(1,533)	(4,868)
Present value of lease liabilities	$24,862	$7,994	$32,856

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

The Material Handling Segment manufactures a broad selection of durable plastic reusable products that are used repeatedly during the course of their service life. At the end of their service life, these highly sustainable products can be recovered, recycled, and reprocessed into new products. The Material Handling Segment’s products include plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, composite ground protection matting, consumer fuel containers and tanks for water, fuel and waste handling. Products in the Material Handling Segment are primarily injection molded, rotationally molded, compression molded or blow molded. This segment conducts its primary operations in the United States and Canada, but also exports globally. Markets served include industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, automotive, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, construction, infrastructure and consumer, among others. Products are sold both directly to end-users and through distributors. The acquisition of Signature, as described in Note 3, is included in the Material Handling Segment.

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

Total sales from foreign business units were approximately $56.5 million, $46.3 million, and $46.1 million, for the years ended December 31, 2025, 2024 and 2023, respectively. Export sales from the Company's U.S. operations were approximately $31.7 million, $37.1 million, and $30.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Sales made to customers in Canada accounted for approximately 3.4%, 3.0%, and 4.4% of total net sales in 2025, 2024 and 2023, respectively. There are no other individual foreign countries for which sales are material. Long-lived assets in foreign countries, primarily in Canada, consisted of property, plant and equipment, and were approximately $11.2 million and $10.2 million at December 31, 2025 and 2024, respectively.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

An analysis of the Company's operations by segment, including revenue by major market is as follows:

	For the Year Ended December 31, 2025
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$256,896	$—	$—	$(292)	$256,604
Infrastructure	118,295	—	—	—	118,295
Vehicle	90,907	—	—	—	90,907
Consumer	80,031	—	—	—	80,031
Food and beverage	76,018	—	—	—	76,018
Auto aftermarket	—	203,887	—	—	203,887
Net sales	622,147	203,887	—	(292)	825,742
Cost of sales	404,127	145,853	—	(292)	549,688
Selling, general and administrative expenses (1) (3) (4)	80,800	55,614	35,987	—	172,401
Depreciation and amortization	13,991	2,570	886	—	17,447
Freight out	10,158	888	—	—	11,046
(Gain) loss on disposal of fixed assets	703	(99)	—	—	604
Operating income (loss) (2)	112,368	(939)	(36,873)	—	74,556
Interest expense, net					29,421
Income before income taxes					$45,135

Total assets	698,024	89,065	64,232	—	851,321
Capital additions, net	18,439	862	252	—	19,553
Depreciation and amortization (10)	35,426	2,966	3,208	—	41,600

	For the Year Ended December 31, 2024
	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$240,910	$—	$—	$(142)	$240,768
Infrastructure	102,692	—	—	—	102,692
Vehicle	107,178	—	—	—	107,178
Consumer	96,174	—	—	—	96,174
Food and beverage	74,701	—	—	—	74,701
Auto aftermarket	—	214,768	—	—	214,768
Net sales	621,655	214,768	—	(142)	836,281
Cost of sales (5)	415,544	150,074	—	(142)	565,476
Selling, general and administrative expenses (1) (6) (7)	80,728	57,498	35,802	—	174,028
Depreciation and amortization	14,304	2,926	847	—	18,077
Freight out	11,089	914	—	—	12,003
(Gain) loss on disposal of fixed assets	207	(7)	1	—	201
Impairment charges (8)	22,016	—	—	—	22,016
Operating income (loss) (2)	77,767	3,363	(36,650)	—	44,480
Interest expense, net					30,937
Income before income taxes					$13,543

Total assets	712,046	99,193	49,576	—	860,815
Capital additions, net	22,276	1,272	887	—	24,435
Depreciation and amortization (10)	34,499	3,248	2,763	—	40,510

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

	For the Year Ended December 31, 2023

	Material Handling	Distribution	Corporate	Inter-company	Consolidated
Industrial	$221,661	$—	$—	$(67)	$221,594
Infrastructure	—	—	—	—	—
Vehicle	123,155	—	—	—	123,155
Consumer	92,380	—	—	—	92,380
Food and beverage	118,063	—	—	—	118,063
Auto aftermarket	—	257,875	—	—	257,875
Net sales	555,259	257,875	—	(67)	813,067
Cost of sales	376,002	178,046	—	(67)	553,981
Selling, general and administrative expenses (1) (6) (7) (9)	63,939	65,363	37,979	—	167,281
Depreciation and amortization	5,291	2,784	671	—	8,746
Freight out	10,122	727	—	—	10,849
(Gain) loss on disposal of fixed assets	(183)	(12)	—	—	(195)
Operating income (loss) (2)	100,088	10,967	(38,650)	—	72,405
Interest expense, net					6,349
Income before income taxes					$66,056

Total assets	383,734	112,323	45,574	—	541,631
Capital additions, net	20,452	1,666	737	—	22,855
Depreciation and Amortization (10)	18,917	3,197	985	—	23,099

(1) The Company recognized $0.2 million, $(0.2) million and $3.2 million of expense (income) related to the estimated environmental reserve, net of expected insurance recoveries in the years ended December 31, 2025, 2024 and 2023, respectively, as described in Note 9. Environmental charges are not included in segment results and are shown with Corporate.

(2) The Company incurred $11.2 million, $7.5 million and $2.5 million of restructuring costs associated with the restructuring initiatives described in Note 6, for the years ended December 31, 2025, 2024, and 2023, respectively, of which $3.9 million, $3.9 million and $1.5 million are included in Material Handling, $3.1 million, $1.4 million and $0.9 million are included in Distribution's results and $4.2 million, $2.3 million and $0.2 million are included in Corporate's results, for the years ended December 31, 2025, 2024, and 2023, respectively.

(3) In the year ended December 31, 2025, the Company recognized a $1.6 million pre-tax pension settlement charge within the Material Handling segment, as described in Note 12.

(4) The Company recognized a $3.2 million recovery of purchased credit deteriorated assets for the year ended December 31, 2025, as described in Note 3. The recovery was recognized as a reduction to bad debt expense included in Selling, general and administrative within the Material Handling segment.

(5) The Company recognized $4.5 million of non-cash inventory step-up that was amortized to Cost of sales for the year ended December 31, 2024, related to the reporting of inventory at fair value in conjunction with the acquisition of Signature, as described in Note 3.

(6) The Company incurred $4.6 million and $3.1 million of acquisition related costs associated with the acquisitions of Signature and Mohawk, as described in Note 3, for the years ended December 31, 2024, and 2023, respectively, of which $4.3 million and $2.7 million are included in Corporate, for the years ended December 31, 2024, and 2023, respectively, $0.3 million is included in Material Handling's results, for the year ended December 31, 2024 and $0.4 million is included in Distribution's results, for the year ended December 31, 2023. Corporate costs also include $1.3 million of consulting costs to improve the Company's capabilities to screen and execute large acquisitions for the year ended December 31, 2023.

(7) The Company recognized $1.4 million of executive severance which is included in Corporate's results for the year ended December 31, 2024. In the year ended December 31, 2023 the Company recognized $0.7 million of executive severance, of which $0.4 million was recognized in the Distribution Segment related to severance and benefits and $0.3 million was recognized in Corporate related to charges for the acceleration of stock compensation.

(8) The Company recognized $22.0 million of non-cash impairment charges, as described in Note 4, for the year ended December 31, 2024, which are included in Material Handling's results.

(9) In the year ended December 31, 2023, the Company recognized a $10 million recovery of legal costs within the Material Handling Segment related to a settlement agreement with one of its insurers. $6.7 million of these recovered costs were originally incurred prior to 2023.

(10) Total depreciation and amortization inclusive of amounts within Cost of sales. Corporate depreciation and amortization includes amortization of deferred financing costs of $2.3 million, $1.9 million and $0.3 million in the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company carries out a variety of procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Aaron M. Schapper	Samantha Rutty
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myers Industries, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Myers Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myers Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and our report dated March 5, 2026 expressed an unqualified opinion thereon.

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

March 5, 2026

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

(Dollars in thousands, except where otherwise indicated)

ITEM 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

For information about the directors of the Company, see the sections titled “Proposal No. 1 – Election of Directors”, “Nominees,” “Corporate Governance Guidelines,” “Corporate Governance and Compensation Practices,” “Board and Committee Independence,” “Board Committees and Meetings,” “Committee Charters and Policies,” and “Shareholder Nomination Policy” of the Company’s Proxy Statement filed with the Securities and Exchange Commission for the Company’s annual meeting of shareholders to be held on April 23, 2026 (“Proxy Statement”), which is incorporated herein by reference.

The Company has established a separately-designated standing audit committee in compliance with the Exchange Act Section 3(a)(58)(A). The members of the Audit Committee are Yvette Dapremont Bright, William A. Foley, F. Jack Liebau, Jr., Helmuth Ludwig and Lori Lutey. Each member of the Company’s Audit Committee is financially literate and independent as defined under the Company’s Independence Criteria Policy and the independence standards set by the New York Stock Exchange. The Board has identified William A. Foley, F. Jack Liebau, Jr. and Lori Lutey as “Audit Committee Financial Experts.”

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

In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual, the Board of Directors has also adopted a Code of Ethics and Business Conduct for our employees and members of our Board of Directors. We will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of this Code with respect to our executive officers or directors by disclosing the required information on the Investor Relations section of our Company's website at www.myersindustries.com in a timely manner.

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

ITEM 11. Executive Compensation

See the sections titled “Director Compensation,” “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested for Fiscal Year End 2025,” “Nonqualified Deferred Compensation,” “Severance Arrangements upon Termination Including Change in Control,” “Summary of Potential Termination Payments and Benefits,” “Risk Assessment of Compensation Practices,” “CEO Pay Ratio,” “Compensation and Management Development Committee Interlocks and Insider Participation,” and “Compensation and Management Development Committee Report on Executive Compensation” of the Proxy Statement, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the section titled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement, which is incorporated herein by reference.

	(A)		(B)		(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	1,056,889	(1)	$11.34	(2)	1,418,387
Equity Compensation Plans Not Approved by Security Holders	–0–		–0–		–0–
Total	1,056,889				1,418,387

(1)
This information is as of December 31, 2025 and includes outstanding stock option and restricted stock unit awards, including performance-based restricted stock unit awards, granted under the 2024 Incentive Stock Plan, 2021 Incentive Stock Plan and the 2017 Incentive Stock Plan.
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

15. (A)(1) Financial Statements

Consolidated Financial Statements of Myers Industries, Inc. and Subsidiaries

•
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB Firm ID No. 42)
•
Consolidated Statements of Operations For The Years Ended December 31, 2025, 2024 and 2023
•
Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2025, 2024 and 2023
•
Consolidated Statements of Financial Position As of December 31, 2025 and 2024
•
Consolidated Statements of Shareholders’ Equity For The Years Ended December 31, 2025, 2024 and 2023
•
Consolidated Statements of Cash Flows For The Years Ended December 31, 2025, 2024 and 2023
•
Notes to Consolidated Financial Statements

15. (A)(2) Financial Statement Schedules

All schedules are omitted because they are inapplicable, not required, or because the information is included in the consolidated financial statements or notes thereto which appear in Part II of this Report.

15. (A)(3) Exhibits

EXHIBIT INDEX

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
4	Description of Capital Stock. Reference is made to Exhibit 4 to Form 10-K filed with the Commission on March 11, 2021.
10.1	Amendment to Myers Industries, Inc. Employee Stock Purchase Plan effective October 1, 2022. Reference is made to Exhibit 10.2 to Form 10-K filed with the Commission on March 3, 2023.
10.2	Form of Indemnification Agreement for Directors and Officers. Reference is made to Exhibit 10.4 to Form 10-Q filed with the Commission on May 6, 2021.
10.3	Performance Bonus Plan of Myers Industries, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on April 30, 2013.*
10.4	Offer Letter to Aaron M. Schapper dated November 21, 2024*. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on November 22, 2024.
10.5

Administrative Settlement Agreement and Order on Consent For Remedial Investigation/Feasibility Study, effective November 27, 2018, by and between the United States Environmental Protection Agency and Buckhorn, Inc. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on December 13, 2018.

10.6	Executive Nonqualified Excess Plan effective January 1, 2018*. Reference is made to Exhibit 10.7 to Form 10-K filed with the Commission on March 6, 2025.
10.7

Form of 2023 Restricted Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 4, 2023.

10.8

Form of 2023 Performance Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the Commission on May 4, 2023.

10.9	Myers Industries, Inc. Senior Officer Severance Plan (as amended).* Reference is made to Exhibit 10.16 to Form 10-K filed with the Commission on March 5, 2024.
10.10

Sixth Amended and Restated Loan Agreement dated March 12, 2021, among Myers Industries, Inc., MYE Canada Operations Inc., Scepter Canada Inc. and the other foreign subsidiary borrowers, the lenders and JPMorgan Chase Bank, National Association, as administrative agent. Reference is made to Exhibit 10.1 to Form 8-K and filed with the Commission on March 16, 2021.

10.11	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement for Executive Officers.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on November 1, 2023.
10.12	Myers Industries, Inc. 2024 Long-Term Incentive Plan.* Reference is made to Exhibit 10.2 to Form 8-K filed with the SEC on April 25, 2024.
10.13

Form of 2024 Restricted Stock Unit Award Agreement for Executive Officers under the 2021 Long-Term Incentive Plan of Myers Industries, Inc.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 7, 2024.

10.14

Form of 2024 Performance Stock Unit Award Agreement for Executive Officers under the Myers Industries, Inc. 2024 Long-Term Incentive Plan.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the Commission on August 1, 2024.

10.15	Myers Industries, Inc. 2021 Long-Term Incentive Plan.* Reference is made to Exhibit 99.1 to Form S-8 filed with the Commission on April 29, 2021.
10.16

Form of 2025 Restricted Stock Unit Award Agreement for Executive Officers under the Myers Industries, Inc. 2024 Long-Term Incentive Plan.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the Commission on May 1, 2025.

10.17

Form of 2025 Performance Stock Unit Award Agreement for Executive Officers under the Myers Industries, Inc. 2024 Long-Term Incentive Plan.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the Commission on May 1, 2025.

10.18	Form of 2025 Non-Qualified Stock Option Award Agreement for Executive Officers under the Myers Industries, Inc. 2024 Long-Term Incentive Plan.* (filed herewith)
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

10.21

Restricted Stock Unit Award Agreement under the Myers Industries, Inc. 2024 Long-Term Incentive Plan between Myers Industries, Inc. and Samantha Rutty dated September 22, 2025.* Reference is made to Exhibit 10.1 to Form 10-Q filed with the SEC on October 30, 2025.

10.22	Sign-On Bonus Agreement between Myers Industries, Inc. and Samantha Rutty dated September 22, 2025.* Reference is made to Exhibit 10.2 to Form 10-Q filed with the SEC on October 30, 2025.
10.23	Form of Executive Retention Cash Bonus Award dated September 9, 2024.* Reference is made to Exhibit 10.2 to Form 8-K filed with the SEC on September 9, 2024.
10.24	2026 Non-employee Director Compensation.* (filed herewith)
14	Myers Industries, Inc. Code of Ethics and Business Conduct. (filed herewith)
19	Myers Industries, Inc. Insider Trading Policy and Procedures. Reference is made to Exhibit 19 to Form 10-K filed with the Commission on March 6, 2025.
21	List of Direct and Indirect Subsidiaries, and Operating Divisions, of Myers Industries, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Aaron M. Schapper, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Samantha Rutty, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of Aaron M. Schapper, President and Chief Executive Officer, and Samantha Rutty, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy relating to recovery of erroneously awarded compensation. Reference is made to Exhibit 97.1 to Form 10-K filed with the Commission on March 5, 2024.
101

The following financial information from Myers Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL includes: (i) Consolidated Statements of Financial Position (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE	TITLE	DATE

/s/ Aaron M. Schapper	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2026
AARON M. SCHAPPER

/s/ Samantha Rutty	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2026
SAMANTHA RUTTY

/s/ Yvette Dapremont Bright	Director	March 5, 2026
YVETTE DAPREMONT BRIGHT

/s/ Ron DeFeo	Director	March 5, 2026
RON DEFEO

/s/ William A. Foley	Director	March 5, 2026
WILLIAM A. FOLEY

/s/ Jeffrey Kramer	Director	March 5, 2026
JEFFREY KRAMER

/s/ F. Jack Liebau, Jr.	Director	March 5, 2026
F. JACK LIEBAU, JR.

/s/ Bruce M. Lisman	Director	March 5, 2026
BRUCE M. LISMAN

/s/ Helmuth Ludwig	Director	March 5, 2026
HELMUTH LUDWIG

/s/ Lori Lutey	Director	March 5, 2026
LORI LUTEY