Form 10-Q
period 2026-03-31
MYERS INDUSTRIES INC
filed 2026-05-07
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the issuer’s common stock, without par value, as of May 1, 2026 was 37,557,322 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended March 31,
	2026	2025
Net sales	$164,580	$161,667
Cost of sales	108,035	111,448
Gross profit	56,545	50,219
Selling, general and administrative expenses	27,995	29,285
Depreciation and amortization	3,698	3,752
(Gain) loss on disposal of fixed assets	—	(19)
Operating income	24,852	17,201
Interest expense, net	6,692	7,386
Income from continuing operations before income taxes	18,160	9,815
Income tax expense (benefit)	4,361	2,627
Income from continuing operations	13,799	7,188
Income (loss) from discontinued operations, net of income tax	(15,627)	(383)
Net income (loss)	$(1,828)	$6,805
Income per common share from continuing operations:
Basic	$0.37	$0.19
Diluted	$0.37	$0.19
Income (loss) per common share from discontinued operations:
Basic	$(0.42)	$(0.01)
Diluted	$(0.42)	$(0.01)
Net income (loss) per common share:
Basic	$(0.05)	$0.18
Diluted	$(0.05)	$0.18

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2026	2025
Net income (loss)	$(1,828)	$6,805
Other comprehensive income (loss):
Foreign currency translation adjustment	(540)	(8)
Unrealized gain (loss) on interest rate swap contracts (1)	825	(1,450)
Realized (gain) loss on interest rate swap contracts reclassified to interest expense	377	85
Total other comprehensive income (loss)	662	(1,373)
Comprehensive income	$(1,166)	$5,432

(1) Amounts shown net of tax expense (benefit) of $412 and $(480) for the quarters ended March 31, 2026 and 2025, respectively.

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash	$44,592	$40,514
Trade accounts receivable, less allowances of $1,328 and $1,060, respectively	106,968	95,435
Other accounts receivable, net	9,153	12,195
Income tax receivable	114	3,783
Inventories, net	65,346	67,559
Prepaid expenses and other current assets	5,031	6,033
Assets held for sale - current	68,828	55,940
Total Current Assets	300,032	281,459
Property, plant, and equipment, net	124,264	127,943
Right of use asset - operating leases	20,971	22,199
Goodwill	241,117	241,284
Intangible assets, net	142,794	146,059
Other	7,556	8,230
Assets held for sale	—	25,402
Total Assets	$836,734	$852,576

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$64,464	$51,270
Accrued employee compensation	13,256	16,645
Accrued taxes payable, other than income taxes	2,195	1,975
Accrued interest	245	208
Other current liabilities	29,014	30,894
Operating lease liability - short-term	6,077	5,974
Finance lease liability - short-term	654	645
Long-term debt - current portion	39,447	34,601
Liabilities held for sale - current	26,905	26,801
Total Current Liabilities	182,257	169,013
Long-term debt	291,910	311,210
Operating lease liability - long-term	14,870	16,130
Finance lease liability - long-term	7,180	7,349
Other liabilities	13,500	14,916
Deferred income taxes	38,139	37,727
Liabilities held for sale	—	2,005
Total Liabilities	547,856	558,350

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 37,465,550 and 37,381,741; net of treasury shares of 5,086,907 and 5,170,716, respectively)	23,112	23,041
Additional paid-in capital	327,116	326,213
Accumulated other comprehensive loss	(20,466)	(21,128)
Retained deficit	(40,884)	(33,900)
Total Shareholders’ Equity	288,878	294,226
Total Liabilities and Shareholders’ Equity	$836,734	$852,576

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended March 31, 2026
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2026	$23,041	$326,213	$(21,128)	$(33,900)	$294,226
Net income (loss)	—	—	—	(1,828)	(1,828)
Foreign currency translation adjustment	—	—	(540)	—	(540)
Interest rate swap, net of tax of $412	—	—	1,202	—	1,202
Shares issued under incentive plans, net of shares withheld for tax	71	(455)	—	—	(384)
Stock compensation expense	—	1,358	—	—	1,358
Declared dividends - $0.135 per share	—	—	—	(5,156)	(5,156)
Balance at March 31, 2026	$23,112	$327,116	$(20,466)	$(40,884)	$288,878

	Quarter Ended March 31, 2025
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2025	$22,923	$325,163	$(22,110)	$(48,464)	$277,512
Net income (loss)	—	—	—	6,805	6,805
Foreign currency translation adjustment	—	—	(8)	—	(8)
Interest rate swap, net of tax of ($480)	—	—	(1,365)	—	(1,365)
Shares issued under incentive plans, net of shares withheld for tax	139	(672)	—	—	(533)
Repurchase of common stock	(47)	(961)	—	—	(1,008)
Stock compensation expense	—	1,101	—	—	1,101
Declared dividends - $0.135 per share	—	—	—	(5,081)	(5,081)
Balance at March 31, 2025	$23,015	$324,631	$(23,483)	$(46,740)	$277,423

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Quarter Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(1,828)	$6,805
Income (loss) from discontinued operations, net of income taxes	(15,627)	(383)
Income from continuing operations	13,799	7,188
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation and amortization	9,165	9,190
Amortization of deferred financing costs	664	540
Non-cash stock-based compensation expense	1,238	977
(Gain) loss on disposal of fixed assets	—	(19)
Other	(2,507)	564
Cash flows provided by (used for) working capital
Accounts receivable - trade and other, net	(8,559)	(20,734)
Inventories	2,072	(6,554)
Prepaid expenses and other current assets	987	433
Accounts payable and accrued expenses	9,861	18,691
Net cash provided by (used for) operating activities - continuing operations	26,720	10,276
Net cash provided by (used for) operating activities - discontinued operations, net	(516)	(145)
Net cash provided by (used for) operating activities	26,204	10,131
Cash Flows From Investing Activities
Capital expenditures	(2,774)	(8,048)
Proceeds from sale of property, plant and equipment	415	76
Net cash provided by (used for) investing activities - continuing operations	(2,359)	(7,972)
Net cash provided by (used for) investing activities - discontinued operations, net	(213)	(35)
Net cash provided by (used for) investing activities	(2,572)	(8,007)
Cash Flows From Financing Activities
Net borrowings (repayments) on revolving credit facility	—	13,000
Repayments of Term Loan A	(15,000)	(5,000)
Payments on finance lease	(160)	(154)
Cash dividends paid	(5,147)	(5,317)
Proceeds from issuance of common stock	292	295
Shares withheld for employee taxes on equity awards	(676)	(828)
Repurchase of common stock	—	(1,008)
Net cash provided by (used for) financing activities - continuing operations	(20,691)	988
Net cash provided by (used for) financing activities - discontinued operations, net	—	—
Net cash provided by (used for) financing activities	(20,691)	988
Foreign exchange rate effect on cash	408	(32)
Net increase (decrease) in cash - continuing operations	4,078	3,260
Cash at January 1 (1)	40,514	28,626
Cash at March 31 (1)	$44,592	$31,886

(1) Amounts exclude beginning cash from discontinued operations of $4.5 million and $3.6 million as of January 1, 2026 and 2025, respectively and ending cash from discontinued operations of $3.8 million and $3.4 million as of March 31, 2026 and 2025, respectively, as described in Note 3.

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except where otherwise indicated)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Myers Industries, Inc. and all wholly owned subsidiaries (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2026, and the results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2026 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2026.

Segment Realignment and Discontinued Operations

During the first quarter of 2026, and in conjunction with the announced sale of Myers Tire Supply, the Company transitioned to a new internal organizational and reporting structure, consistent with the manner in which the Company’s Chief Operating Decision Maker ("CODM") evaluates performance and makes resource allocation decisions, supporting a single reportable segment. The Company's CODM is the Chief Executive Officer. The reportable segment does not include operating segments that have been aggregated. The reportable segment contains individual business components that have been combined on the basis of common management, customers, products, production processes and other economic characteristics. This change in structure has resulted in a more agile organization and solidified achievement of recent productivity improvements and cost efficiency initiatives. In conjunction with the change the Company has begun reporting on this new single-segment structure effective March 31, 2026.

Historical information also reflects discontinued operations presentation for the Myers Tire Supply business, which met the held for sale criteria as described in Note 3. Accordingly, the accompanying Financial Statements and Supplementary Data have been retrospectively revised to reflect the classification of the Myers Tire Supply business as assets and liabilities held-for-sale and their operating results, net of tax, as discontinued operations.

Change in Accounting Principle

As of January 1, 2026, the Company changed its method of accounting for the classification of shipping and handling costs. Under the new method of accounting, the Company includes shipping and handling costs in Cost of sales, whereas previously, these costs were included in operating costs and expenses within Selling, general and administrative for internal costs and Freight out for external costs.

The Company believes that including these expenses in Cost of sales is preferable, as it better aligns these costs with the related revenue in the gross profit calculation and is consistent with the practices of other industry peers. This change in accounting principle has been applied retrospectively, and the Condensed Consolidated Statements of Operations (Unaudited) reflect the effect of this accounting principle change for all periods presented. This reclassification had no impact on operating income, net income or earnings per common share. The Condensed Consolidated Statements of Financial Position (Unaudited), Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), Condensed Consolidated Statements of Shareholders' Equity (Unaudited), and Condensed Consolidated Statements of Cash Flows (Unaudited) were not impacted by this accounting principle change.

The Condensed Consolidated Statements of Operations (Unaudited) were impacted as follows:

	For the Quarter Ended			For the Year Ended
Impact of change - Increase / (Decrease)	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	December 31, 2024
Cost of sales	$5,649	$5,533	$5,127	$21,658	$23,327
Gross profit	(5,649)	(5,533)	(5,127)	(21,658)	(23,327)
Selling, general and administrative	(2,837)	(2,740)	(2,615)	(10,612)	(11,324)
Freight out	(2,812)	(2,793)	(2,512)	(11,046)	(12,003)

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The Condensed Consolidated Statements of Operations (Unaudited) for the quarter ended March 31, 2026 has been adjusted to reflect this change in accounting policy. The impact of the adjustment for the quarter ended March 31, 2026 was an increase of $5.3 million to Cost of sales and a corresponding decrease of $2.5 million and $2.8 million to Selling, general and administrative and Freight out, respectively, in the Condensed Consolidated Statements of Operations (Unaudited).

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

At March 31, 2026, the remaining notional value of the Company's interest rate swap totaled $180.0 million and the net fair value of the Company's interest rate swap contract was estimated to be an unrealized loss of $4.0 million, which is included in the Condensed

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Consolidated Statements of Financial Position (Unaudited) within Other current liabilities and Other liabilities (long-term) at $1.5 million and $2.6 million, respectively. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) ('AOCI') in the Condensed Consolidated Statements of Financial Position (Unaudited) and balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. The pre-tax balance of interest rate swap gain (loss) in AOCI was $1.6 million and $(1.9) million for the quarters ended March 31, 2026 and 2025, respectively. As of March 31, 2026, $1.5 million of net interest rate swap losses recorded in AOCI are expected to be reclassified into earnings within the next twelve months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Interest Rate Swap (1)	Defined Benefit Pension Plans	Total
Balance at January 1, 2026	$(16,918)	$(4,210)	$—	$(21,128)
Other comprehensive income (loss) before reclassifications	(540)	825	—	285
Reclassification to (earnings) loss	—	377	—	377
Net current-period other comprehensive income (loss)	(540)	1,202	—	662
Balance at March 31, 2026	$(17,458)	$(3,008)	$—	$(20,466)

(1) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0.4 million for the quarter ended March 31, 2026.

	Foreign Currency	Interest Rate Swap (2)	Defined Benefit Pension Plans	Total
Balance at January 1, 2025	$(18,609)	$(2,400)	$(1,101)	$(22,110)
Other comprehensive income (loss) before reclassifications	(8)	(1,450)	—	(1,458)
Reclassification to (earnings) loss	—	85	—	85
Net current-period other comprehensive income (loss)	(8)	(1,365)	—	(1,373)
Balance at March 31, 2025	$(18,617)	$(3,765)	$(1,101)	$(23,483)

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

The changes in the allowance for credit losses included within Trade accounts receivable for the quarter ended March 31, 2026 and 2025 were as follows:

	2026	2025
Balance at January 1	$642	$769
Provision for expected credit loss, net of recoveries	251	25
Write-offs and other	(177)	(242)
Balance at March 31	$716	$552

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended March 31,
	2026	2025
Industrial	$61,268	$62,917
Infrastructure	37,600	29,763
Vehicle	23,337	27,034
Consumer	23,747	20,823
Food and beverage	18,628	21,130
Total net sales	$164,580	$161,667

Total sales from foreign business units were approximately $11.9 million and $9.4 million for the quarters ended March 31, 2026 and 2025, respectively.

Revenue is recognized when obligations under the terms of a contract with customers are satisfied which generally occurs with the transfer of control of the Company's products. This transfer of control may occur at either the time of shipment from a Company facility, or at the time of delivery to a designated customer location. Obligations under contracts with customers are typically fulfilled within 90 days of receiving a purchase order from a customer, and generally no other future obligations are required to be performed. The Company generally does not enter into any long-term contracts with customers greater than one year. Based on the nature of the Company’s products and customer contracts, no deferred revenue has been recorded, with the exception of cash advances or deposits received from customers prior to transfer of control of the product. These advances are typically fulfilled within the 90-day time frame mentioned above.

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	March 31,	December 31,	Statement of Financial Position
	2026	2025	Classification
Returns, discounts and other allowances	$(612)	$(418)	Trade accounts receivable
Right of return asset	$127	$136	Inventories, net
Customer deposits	$(2,490)	$(2,514)	Other current liabilities
Accrued rebates	$(2,767)	$(2,420)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer. Third party costs for shipments to customers are classified as Cost of sales. The Company incurred costs for shipments to customers of $2.8 million for both the quarters ended March 31, 2026 and 2025.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

3. Discontinued Operations

In mid-2025, the Company announced it was performing a strategic review of its Myers Tire Supply business. During the first quarter of 2026, the Myers Tire Supply business qualified as discontinued operations based on formal approvals by the Company's Board of Directors related to the divestiture process that resulted from the strategic review. The divestiture of Myers Tire Supply enables the Company to continue its progress on improving profitability of its overall portfolio, while also streamlining and focusing its resources on core manufacturing businesses that align with the Company's overall mission of Products that Protect™. The divestiture of the Myers Tire Supply business is expected to be completed in 2026 and represents a strategic shift to exit the distribution industry and automotive aftermarket, which will have a major effect on the Company's operations and financial results. The Myers Tire Supply business includes its domestic and Central American businesses, each of which serve their respective markets with the distribution of equipment, tools and supplies used for the tire servicing and automotive industry.

As of March 31, 2026, the entire Myers Tire Supply business, formerly part of the Company's Distribution segment, has been accounted for as held for sale and as discontinued operations. Accordingly, the Company has classified these assets and liabilities as held for sale in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and the Myers Tire Supply operating results, net of tax, as discontinued operations in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for all periods presented.

In the first quarter of 2026, in conjunction with bids received during this divestiture process (Level 3 inputs), impairment charges of $19.5 million ($14.8 million, net of tax) were recorded based on expected recoverability of Myers Tire Supply net assets across its markets, including a $14.7 million impairment charge to fully impair goodwill. These impairment charges are included in Income (loss) from discontinued operations, net of income tax in the Condensed Consolidated Statements of Operations (Unaudited).

The following table summarizes the operating results of the Myers Tire Supply business included in discontinued operations on the Condensed Consolidated Statements of Operations (Unaudited):

	For the Quarter Ended March 31,
	2026	2025
Net sales	$42,772	$45,083

Cost of sales	29,738	31,873
Selling, general and administrative expenses	13,583	12,633
Depreciation and amortization	509	706
(Gain) loss on disposal of fixed assets	—	422
Impairment charges	19,530	—
Operating income (loss)	(20,588)	(551)

Income (loss) from discontinued operations before income tax	(20,588)	(551)
Income tax expense (benefit)	(4,961)	(168)
Income (loss) from discontinued operations, net of income tax	$(15,627)	$(383)

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The following table provides the major classes of assets and liabilities of the Myers Tire Supply business included in assets held for sale and liabilities held for sale in the Condensed Consolidated Statements of Financial Position (Unaudited):

	March 31, 2026	December 31, 2025
Cash	$3,807	$4,536
Accounts receivable, net	33,056	31,848
Inventories, net	21,011	18,505
Prepaid expenses and other current assets	874	1,051
Property, plant and equipment, net	1,155	1,162
Goodwill	—	14,730
Intangible assets, net	5,102	5,392
Deferred income taxes	6,137	1,433
Other	2,486	2,685
	73,628	81,342
Less: Loss recognized on classification as held for sale	(4,800)	—
Total assets held for sale	$68,828	$81,342

Accounts payable	$16,263	$19,902
Accrued expenses and other current liabilities	8,771	6,899
Other liabilities	1,871	2,005
Total liabilities held for sale	$26,905	$28,806

Assets held for sale:
Current	$68,828	$55,940
Non-current	—	25,402

Liabilities held for sale:
Current	$26,905	$26,801
Non-current	—	2,005

As of March 31, 2026, the Myers Tire Supply business met the held for sale criteria, and the sale is expected to be completed in 2026. As a result, all assets and liabilities during the period are reported as current.

4. Restructuring

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

On July 31, 2025, the Company announced as part of its Focused Transformation initiatives, a plan to idle two of its rotational molding production facilities and to consolidate that production into other facilities. In conjunction with this initiative the Company incurred $0.7 million of restructuring charges during the quarter ended March 31, 2026, which was recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were not significant at March 31, 2026 or December 31, 2025 and the Company expects to incur up to $10.3 million in restructuring costs to complete the initiative, including costs related to machine moves, asset impairments and costs related to the long-term facility leases.

Charges from other restructuring initiatives to reduce and streamline overhead costs for the quarter ended March 31, 2025 totaled $0.8 million, which was recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were $0.2 million at December 31, 2025.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 10 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarters ended March 31, 2026 or 2025.

Inventories consisted of the following:

	March 31,	December 31,
	2026	2025
Finished and in-process products	$32,288	$32,785
Raw materials and supplies	33,058	34,774
	$65,346	$67,559

6. Other Liabilities

The balance in Other current liabilities is comprised of the following:

	March 31,	December 31,
	2026	2025
Customer deposits and accrued rebates	$5,257	$4,934
Dividends payable	5,492	5,483
Accrued litigation, claims and professional fees	196	2,133
Current portion of environmental reserves	9,305	9,105
Hedge contract liability	1,458	1,960
Other accrued expenses	7,306	7,279
	$29,014	$30,894

The balance in Other liabilities (long-term) is comprised of the following:

	March 31,	December 31,
	2026	2025
Environmental reserves	$7,150	$7,415
Supplemental executive retirement plan liability	93	105
Hedge contract liability	2,579	3,691
Other long-term liabilities	3,678	3,705
	$13,500	$14,916

7. Goodwill and Intangible Assets

In the first quarter of 2026, in conjunction with the announced sale of Myers Tire Supply, the Company realigned its organizational structure into a single-segment, as more fully described in Note 1. As a result of this change the Company reallocated goodwill within its Distribution reporting unit using a relative fair value approach for which it determined the remaining goodwill of the Distribution reporting unit pertained to businesses classified as held for sale, as more fully described in Note 3, and no additional goodwill was reallocated to the remaining reporting units within continuing operations.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The change in goodwill for the quarter ended March 31, 2026 was as follows:

January 1, 2026	$241,284
Foreign currency translation	(167)
March 31, 2026	$241,117

Intangible amortization expense was $3.3 million for both the quarters ended March 31, 2026 and 2025. Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $31.4 million at both March 31, 2026 and December 31, 2025.

8. Stockholders' Equity

Net Income (loss) Per Common Share

Net income (loss) per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended March 31,
	2026	2025
Weighted average common shares outstanding basic	37,409,060	37,298,967
Dilutive effect of stock options and restricted stock	298,444	115,043
Weighted average common shares outstanding diluted	37,707,504	37,414,010

The dilutive effect of stock options and restricted stock was computed using the treasury stock method. The Company also applied the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

Options to purchase 2,095 and 12,164 shares of common stock that were outstanding for the quarter ended March 31, 2026 and 2025, respectively were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

Stock compensation expense was approximately $1.2 million and $1.0 million for the quarters ended March 31, 2026 and 2025, respectively. These expenses are included in Selling, general and administrative expenses. Changes in expected performance under performance share award arrangements can cause volatility in stock compensation expense. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at March 31, 2026 was approximately $8.7 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $28.6 million of cumulative charges, made cumulative payments of $18.5 million and received insurance recoveries of $9.2 million through March 31, 2026. For the quarters ended March 31, 2026 and March 31, 2025, the following undiscounted activity was recorded in connection with the New Idria Mercury Mine:

	For the Quarter Ended March 31,
	2026	2025
Beginning reserve balance	$12,504	$12,425
Changes in estimated environmental liability	1,000	—
Payments made	(1,424)	(706)
Ending reserve balance (1)	$12,080	$11,719

Beginning receivable balance	$8,332	$8,404
Changes in estimated insurance recovery	600	—
Insurance recovery reimbursements	(693)	(917)
Ending receivable balance (2)	$8,239	$7,487

(1) As of March 31, 2026, Buckhorn has a total ending reserve balance of $12.1 million related to the New Idria Mine, of which $9.0 million is classified in Other current liabilities and $3.1 million in Other liabilities (long-term).

(2) As of March 31, 2026, Buckhorn has a total receivable balance related to the probable insurance recovery of $8.2 million, of which $5.5 million is classified in Other accounts receivable and $2.7 million is classified in Other assets (long-term).

Given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined, Buckhorn has not accrued for remediation costs in connection with this site as it is unable to estimate the range of a reasonably possible liability for remediation costs.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. No costs were incurred related to New Almaden in the quarter ended March 31, 2026 or 2025. As of March 31, 2026, Buckhorn has a total reserve of $4.4 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.1 million is classified in Other liabilities (long-term).

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

On July 9, 2024, Spartan Composites, LLC (“Spartan”) d\b\a FODS (“FODS”) and Spartan Mats, LLC (“Spartan Mat”) (collectively, “Plaintiffs”) filed suit against Signature Systems Group, LLC, a wholly-owned subsidiary of the Company (“Signature”) in the United States District Court for the Eastern District of Texas, asserting certain claims relating to Signature’s manufacture and sale of its DiamondTrack mat, including misappropriation of FODS’ trade secrets under federal and state law, breach of a prior settlement agreement between Signature, FODS and Spartan Mat, and tortious interference with FODS’ prospective business relationships. Signature was acquired by the Company on February 8, 2024, and in connection with the acquisition, the Company obtained insurance policies providing coverage against the inaccuracy or breach of certain of the sellers’ representations and warranties set forth in the acquisition agreement (“RWI Policies”). On November 20, 2025, a jury found in favor of Plaintiffs on several counts of their complaint, including misappropriation of trade secrets and breach of contract, and awarded damages of up to $15 million, plus pre- and post-judgment interest and potential attorney fees. The Company believes the jury’s verdict contains errors that the Company intends to vigorously challenge through post-trial motions and, if necessary, through the appellate process. On January 5, 2026, the court granted Plaintiffs’ post-trial motion for a preliminary injunction preventing Signature from marketing, selling, renting, leasing, or manufacturing its DiamondTrack mat pending final ruling(s). Sales of this mat represented less than 1% of the Company’s 2025 consolidated net sales. On April 30, 2026, the court issued rulings on Plaintiffs’ post-trial motions that reduced Plaintiffs' damages to up to $7 million, plus pre- and post-trial interest and potential attorney fees. The court also ruled that Signature misappropriated, and is permanently enjoined from using, FODS’ prior customer list and FODS’ prior marketing/sales/pricing strategy (the “FODS Trade Secrets”). The court dissolved the preliminary injunction issued on January 5, 2026 relating to Signature’s manufacture and sale of its DiamondTrack mat. Signature expects to file post-trial motions based on Signature’s belief that Plaintiffs failed to prove their claims at trial. After the court rules on Signature’s Post-Trial Motions, both parties may appeal any unfavorable rulings. The Company has not accrued for potential losses in this matter as the Company cannot reasonably estimate any probable loss or range of loss until after the court rules on Signature’s Post-Trial Motions and a final, appealable order is issued. The Company believes that the RWI Policies will cover a substantial portion of ongoing defense costs and any final judgments rendered in the matter.

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	March 31,	December 31,
	2026	2025
Amended Loan Agreement - Revolving Credit Facility	$—	$—
Amended Loan Agreement - Term Loan A	336,000	351,000
	336,000	351,000
Less unamortized deferred financing costs	4,643	5,189
	331,357	345,811
Less current portion long-term debt	39,447	34,601
Long-term debt	$291,910	$311,210

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Amendment No. 1 did not change the existing revolving credit facility’s September 29, 2027 maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million, of which $8.5 million was related to Term Loan A and included in Long-term debt and Long-term debt - current portion and $0.7 million was related to the Revolving Credit Facility and included in Other assets (long-term). These deferred financing fees are being amortized to Interest expense over their respective terms to maturity. Remaining deferred financing fees on the Revolving Credit Facility were $0.7 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively and remaining unamortized deferred financing costs under the Term Loan A totaled $4.6 million and $5.2 million as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, the Company had $244.7 million available under the Amended Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.3 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges to all of the Company's assets (except with respect to certain assets that are customarily excluded for the incurrence of such liens).

The weighted average interest rate on borrowings under the Company’s long-term debt was 7.62% and 7.59% for the quarters ended March 31, 2026 and 2025, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of March 31, 2026, the Company was in compliance with all of its debt covenants associated with its Amended Loan Agreement. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense).

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At March 31, 2026, the remaining notional value of the Company's interest rate swap totaled $180.0 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described above and in Note 1.

12. Income Taxes

The Company’s effective tax rate was 24.0% for the quarter ended March 31, 2026, respectively compared to 26.8% for the quarter ended March 31, 2025. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to non-deductible expenses and state taxes.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of March 31, 2026, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2021. The Company is subject to state and local examinations for tax years of 2021 through 2024. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2021 through 2024.

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

Specific factors that could cause such a difference on our business, financial position, results of operations and/or liquidity include, without limitation, significant increases in the cost of raw materials or disruption in the availability of raw materials; operating in a very competitive business environment; changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences; physical and other risks that could disrupt production; risks associated with our ability to develop and market new products; risks associated with protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others; price volatility with our common stock; risks associated with our strategic growth initiatives or the failure to achieve the anticipated benefits of such initiatives; unanticipated downturn in business or inflationary conditions in the U.S. economy or global markets; risks associated with doing business in foreign countries; inability of the Company to maintain access to credit financing; risks associated with equity ownership concentration; claims, litigation and regulatory actions against the Company; changes in laws (including privacy laws), regulations and standards affecting the Company; current and future environmental and other governmental laws and requirements affecting the Company; unforeseen events, including natural disasters, unusual or severe weather events and patterns, public health crises, geopolitical crises, and other catastrophic events; instability in geographies impacted by political events, trade disputes, war, terrorism and other business interruptions; our ability to successfully execute our announced intended divestiture of the Myers Tire Supply business; and other risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Executive Overview

During the first quarter of 2026, in conjunction with the announced sale of Myers Tire Supply, as described in Note 3, the Company transitioned to a new internal organizational and reporting structure. This change in structure has resulted in a more agile organization and solidified achievement of recent productivity improvements and cost efficiency initiatives. In conjunction with the change the Company has begun reporting on a new single-segment structure effective March 31, 2026, as described in Note 1.

The Company designs, manufactures, and markets a variety of plastic, metal and rubber products, including a broad selection of durable plastic reusable products that are manufactured for repeated use during the course of their service life. At the end of their service life, these highly sustainable products can be recovered, recycled, and reprocessed into new products. The Company's products include a broad selection of plastic reusable containers, pallets, small parts bins, bulk shipping containers, storage and organization products, OEM parts, custom plastic products, composite ground protection matting, tire repair and retreading products, consumer fuel containers and tanks for water, fuel and waste handling. Products are primarily injection molded, rotationally molded, compression molded or blow molded. Injection, compression and blow molding primarily use electric power to heat and press resin into molds to form the products. Rotational molding involves multi-axis rotation of molds in natural gas fired ovens to form the resin into our products. The Company also manufactures and sells certain traffic markings, including reflective highway marking tape. The Company conducts its primary operations in the United States, Canada and Europe and serves a wide variety of markets, including industrial manufacturing, food processing, retail/wholesale products distribution, agriculture, recreational vehicles, marine vehicles, healthcare, appliance, bakery, electronics, textiles, construction, infrastructure and consumer, among others. Products are sold both directly to end-users and through distributors.

The Company’s results of operations for the quarter ended March 31, 2026 are discussed below. The current economic environment includes heightened risks from tariffs, inflation, interest rates, banking liquidity, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including rapidly changing regulations which has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability, tariffs and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

As described in Note 3, the Myers Tire Supply business is classified as discontinued operations and all historical information has been adjusted to reflect the discontinued operations presentation.

Results of Operations:

Comparison of the Quarter Ended March 31, 2026 to the Quarter Ended March 31, 2025

The following discussion is of our consolidated results of operations. As described in Note 1, effective January 1, 2026, the Company changed its method of accounting for the classification of shipping and handling costs. Under the new method of accounting, the Company includes shipping and handling costs in Cost of sales, whereas previously, these costs were included in operating costs and expenses within Selling, general and administrative for internal costs and Freight out for external costs. This change has been applied retrospectively to all periods presented in the table below.

	Quarter Ended March 31,
(dollars in thousands)	2026	2025	Change	% Change
Net sales	$164,580	$161,667	$2,913	1.8%
Cost of sales	108,035	111,448	(3,413)	(3.1)%
Gross profit	56,545	50,219	6,326	12.6%
Selling, general and administrative expenses	27,995	29,285	(1,290)	(4.4)%
Depreciation and amortization	3,698	3,752	(54)	(1.4)%
(Gain) loss on disposal of fixed assets	—	(19)	19	(100.0)%
Operating income	$24,852	$17,201	$7,651	44.5%

Net sales for the quarter ended March 31, 2026 were $164.6 million, an increase of $2.9 million or 1.8% compared to the quarter ended March 31, 2025. Net sales increased due to higher volume of $3.9 million and the effect of favorable currency translation of $0.5 million, partially offset by lower pricing of $1.5 million.

Gross profit increased $6.3 million, or 12.6%, for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, due to higher volume, favorable mix, lower material costs and favorable cost productivity, partially offset by lower pricing as described under Net Sales above. Gross margin was 34.4% for the quarter ended March 31, 2026 compared with 31.1% for the quarter ended March 31, 2025.

Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2026 were $28.0 million, a decrease of $1.3 million or 4.4% compared to the same period in the prior year. Decreases in SG&A expenses for the quarter ended March 31, 2026 were primarily due to $0.9 million of lower salaries and benefits, $0.6 million of lower legal and professional fees, $0.1 million of lower incentive compensation and $1.1 million of lower restructuring costs as described in Note 4, partially offset by $1.0 million of higher variable selling expenses. Environmental matters, as described in Note 10 resulted in a net $0.4 million of charges for the quarter ended March 31, 2026.

Depreciation and amortization, exclusive of amounts within Cost of sales, decreased $0.1 million to $3.7 million for the quarter ended March 31, 2026 as compared to $3.8 million for the quarter ended March 31, 2025. The decrease was primarily related to asset disposals in the prior year.

(Gain) loss on disposal of fixed assets was not significant during both the quarter ended March 31, 2026 and March 31, 2025.

Net Interest Expense:

	Quarter Ended March 31,
(dollars in thousands)	2026	2025	Change	% Change
Net interest expense	$6,692	$7,386	$(694)	(9.4)%
Average outstanding borrowings, net	$360,556	$404,971	$(44,415)	(11.0)%
Weighted-average borrowing rate	7.62%	7.59%

Net interest expense for the quarter ended March 31, 2026 was $6.7 million, a decrease of $0.7 million, or 9.4%, compared with $7.4 million for the quarter ended March 31, 2025. The lower net interest expense was due to lower average outstanding borrowings, partially offset by a higher weighted-average borrowing rate for the quarter ended March 31, 2026.

Income Taxes:

	Quarter Ended March 31,
(dollars in thousands)	2026	2025
Income from continuing operations before income taxes	$18,160	$9,815
Income tax expense	$4,361	$2,627
Effective tax rate	24.0%	26.8%

The Company’s effective tax rate was 24.0% and 26.8% for the quarter ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate is driven by higher fixed non-deductible expenses in the prior year.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $15.6 million and $0.4 million for the quarter ended March 31, 2026 and 2025, respectively. The higher loss from discontinued operations, net of income taxes, in the current year was mainly due to impairment charges of $19.5 million ($14.8 million, net of tax) recognized on the classification of assets held for sale, as more fully described in Note 3 and $1.7 million of costs related to the sales process.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Amended Loan Agreement (defined below). At March 31, 2026, the Company had $44.6 million of cash, $244.7 million available under the Amended Loan Agreement and outstanding debt of $339.2 million, including the finance lease liability of $7.8 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and the heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities from continuing operations, including intercompany cash flows, was $26.7 million for the quarter ended March 31, 2026, compared to $10.3 million in the same period in 2025. The increase was primarily due to higher net income from continuing operations in the current period and changes in working capital. In the first quarter of 2026, accounts receivable was a use of $8.6 million, which was more than offset by $9.9 million and $2.1 million provided by accounts payable and inventory, respectively. This compares to the first quarter of 2025, where accounts receivable and inventory were uses of $20.7 million and $6.6 million, respectively, partially offset by $18.7 million provided by accounts payable. The company views changes in working capital to be related to volume and timing. In total, cash generated from working capital was $4.4 million for the quarter ended March 31, 2026, compared to cash used for working capital of $8.2 million in the prior year to date period.

Investing Activities

Net cash used for investing activities from continuing operations was $2.4 million for the quarter ended March 31, 2026 compared to cash used of $8.0 million for the same period in 2025. Capital expenditures were $2.8 million and $8.0 million for the quarter ended March 31, 2026 and 2025, respectively. Full year 2026 capital expenditures are expected to be approximately 3.5% of revenue.

Financing Activities

Cash used by financing activities from continuing operations was $20.7 million for the quarter ended March 31, 2026 compared to cash provided by financing activities from continuing operations of $1.0 million for the same period in 2025. Net borrowings (repayments) of the Company's revolving credit facility were $0.0 million and $13.0 million for the quarter ended March 31, 2026 and 2025, respectively. The Company also made repayments of the Term Loan A totaling $15.0 million and $5.0 million for the quarter ended March 31, 2026 and 2025, respectively. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $0.3 million for both the quarter ended March 31, 2026 and 2025. Cash paid for tax withholdings on vesting of stock compensation totaled $0.7 million and $0.8 million for the quarter ended March 31, 2026 and 2025, respectively. The Company also used $1.0 million for the repurchase of its common stock, for the quarter ended March 31, 2025. The Company also used cash to pay dividends of $5.1 million and $5.3 million for the quarter ended March 31, 2026 and 2025, respectively.

Credit Sources

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

Amendment No. 1 did not change the existing revolving credit facility’s September 29, 2027 maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million.

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At March 31, 2026, the remaining notional value of the Company's interest rate swap totaled $180.0 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Notes 1 and 11.

As of March 31, 2026, $244.7 million was available under the Amended Loan Agreement, after borrowings and the Company had $5.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates.

As of March 31, 2026, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The ratios as calculated under the terms of the Amended Loan Agreement as of and for the period ended March 31, 2026 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	4.67
Net Leverage Ratio	3.25 to 1 (maximum)	2.18

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Based on current debt levels at March 31, 2026, if market interest rates decrease or increase one percent, the Company’s annual variable interest expense would change by approximately $1.6 million.

The Company has entered into an interest rate swap agreement to mitigate the variable interest rate risk under the Amended Loan Agreement, which effectively results in a fixed rate debt on a portion of its outstanding borrowings. Based on current debt levels at March 31, 2026, if market interest rates decrease or increase one percent, the Company's annual fixed rate interest expense on the fair value of the interest rate swap would change by approximately $4.2 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada and Europe with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada and Europe to customers in the United States. The Company manages its exposure to foreign currency risk by promptly converting funds to U.S. dollars. At March 31, 2026, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at March 31, 2026. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 10, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report, and Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s disclosures relating to legal proceedings in Note 10, Contingencies, in the Unaudited Condensed Consolidated Financial Statements in Part I of this report are incorporated into Part II of this report by reference. The Company is a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of these lawsuits and other proceedings will not individually or in the aggregate have a future material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plans during the quarter ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum dollar value of Shares that may yet be Purchased Under the Plans or Programs
1/1/2026 to 1/31/2026	—	$—	—	$—
2/1/2026 to 2/28/2026	—	—	—	—
3/1/2026 to 3/31/2026	—	—	—	—

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
10.1*	Form of 2026 Restricted Stock Unit Award Agreement for Executive Officers under the Myers Industries, Inc. 2024 Long-Term Incentive Plan.* (filed herewith)
10.2*	Form of 2026 Performance Stock Unit Award Agreement for Executive Officers under the Myers Industries, Inc. 2024 Long-Term Incentive Plan.* (filed herewith)
18.1	Preferability Letter of Ernst and Young LLP, dated May 7, 2026 (filed herewith)
31.1	Certification of Aaron M. Schapper, President and Chief Executive Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Samantha Rutty, Executive Vice President and Chief Financial Officer of Myers Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of Aaron M. Schapper, President and Chief Executive Officer, and Samantha Rutty, Executive Vice President and Chief Financial Officer, of Myers Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Indicates executive compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

May 7, 2026	/s/ Samantha Rutty
Samantha Rutty
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)