Form 10-Q
period 2026-06-30
MYERS INDUSTRIES INC
filed 2026-07-30
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the issuer’s common stock, without par value, as of July 24, 2026 was 37,618,070 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$179,202	$163,232	$343,782	$324,899
Cost of sales	117,739	112,179	225,774	223,627
Gross profit	61,463	51,053	118,008	101,272
Selling, general and administrative expenses	26,557	27,353	54,552	56,638
Depreciation and amortization	3,658	3,756	7,356	7,508
(Gain) loss on disposal of fixed assets	76	105	76	86
Operating income	31,172	19,839	56,024	37,040
Interest expense, net	6,267	7,364	12,959	14,750
Income from continuing operations before income taxes	24,905	12,475	43,065	22,290
Income tax expense (benefit)	6,156	2,858	10,517	5,485
Income from continuing operations	18,749	9,617	32,548	16,805
Income (loss) from discontinued operations, net of income tax	1,283	88	(14,344)	(295)
Net income	$20,032	$9,705	$18,204	$16,510
Income per common share from continuing operations:
Basic	$0.50	$0.26	$0.87	$0.45
Diluted	$0.50	$0.26	$0.86	$0.45
Income (loss) per common share from discontinued operations:
Basic	$0.03	$—	$(0.38)	$(0.01)
Diluted	$0.03	$—	$(0.38)	$(0.01)
Net income per common share:
Basic	$0.53	$0.26	$0.49	$0.44
Diluted	$0.53	$0.26	$0.48	$0.44

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$20,032	$9,705	$18,204	$16,510
Other comprehensive income (loss):
Foreign currency translation adjustment	(723)	1,915	(1,263)	1,907
Unrealized gain (loss) on interest rate swap contracts (1)	897	(891)	1,722	(2,341)
Realized (gain) loss on interest rate swap contracts reclassified to interest expense	392	87	769	172
Realized (gain) loss on pension liability reclassified to earnings (2)	—	1,101	—	1,101
Total other comprehensive income (loss)	566	2,212	1,228	839
Comprehensive income	$20,598	$11,917	$19,432	$17,349

(1) Amounts shown net of tax expense (benefit) of $441 and $853 for the quarter and six months ended June 30, 2026, respectively and $(282) and $(762) for the quarter and six months ended June 30, 2025, respectively

(2) Amounts reclassified to Selling, general and administrative expenses net of tax expense (benefit) of $(399) for the quarter and six months ended June 30, 2025.

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2026	2025
Assets
Current Assets
Cash	$47,635	$40,514
Trade accounts receivable, less allowances of $1,329 and $1,060, respectively	108,713	95,435
Other accounts receivable, net	7,113	12,195
Income tax receivable	—	3,783
Inventories, net	77,018	67,559
Prepaid expenses and other current assets	4,651	6,033
Assets held for sale - current	68,415	55,940
Total Current Assets	313,545	281,459
Property, plant, and equipment, net	123,375	127,943
Right of use asset - operating leases	19,311	22,199
Goodwill	240,911	241,284
Intangible assets, net	139,530	146,059
Other	8,368	8,230
Assets held for sale	—	25,402
Total Assets	$845,040	$852,576

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$76,211	$51,270
Accrued employee compensation	15,415	16,645
Income taxes payable	86	—
Accrued taxes payable, other than income taxes	3,639	1,975
Accrued interest	231	208
Other current liabilities	27,535	30,894
Operating lease liability - short-term	5,980	5,974
Finance lease liability - short-term	667	645
Long-term debt - current portion	39,479	34,601
Liabilities held for sale - current	25,716	26,801
Total Current Liabilities	194,959	169,013
Long-term debt	272,402	311,210
Operating lease liability - long-term	13,374	16,130
Finance lease liability - long-term	7,007	7,349
Other liabilities	12,349	14,916
Deferred income taxes	38,581	37,727
Liabilities held for sale	—	2,005
Total Liabilities	538,672	558,350

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 37,599,933 and 37,381,741; net of treasury shares of 4,952,524 and 5,170,716, respectively)	23,173	23,041
Additional paid-in capital	329,100	326,213
Accumulated other comprehensive loss	(19,900)	(21,128)
Retained deficit	(26,005)	(33,900)
Total Shareholders’ Equity	306,368	294,226
Total Liabilities and Shareholders’ Equity	$845,040	$852,576

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended June 30, 2026
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2026	$23,112	$327,116	$(20,466)	$(40,884)	$288,878
Net income	—	—	—	20,032	20,032
Foreign currency translation adjustment	—	—	(723)	—	(723)
Interest rate swap, net of tax of $441	—	—	1,289	—	1,289
Shares issued under incentive plans, net of shares withheld for tax	61	205	—	—	266
Stock compensation expense	—	1,779	—	—	1,779
Declared dividends - $0.135 per share	—	—	—	(5,153)	(5,153)
Balance at June 30, 2026	$23,173	$329,100	$(19,900)	$(26,005)	$306,368

	Quarter Ended June 30, 2025
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at April 1, 2025	$23,015	$324,631	$(23,483)	$(46,740)	$277,423
Net income	—	—	—	9,705	9,705
Foreign currency translation adjustment	—	—	1,915	—	1,915
Interest rate swap, net of tax of ($282)	—	—	(804)	—	(804)
Pension liability, net of tax of ($399)	—	—	1,101	—	1,101
Shares issued under incentive plans, net of shares withheld for tax	47	174	—	—	221
Repurchase of common stock	(24)	(483)	—	—	(507)
Stock compensation expense	—	649	—	—	649
Declared dividends - $0.135 per share	—	—	—	(5,063)	(5,063)
Balance at June 30, 2025	$23,038	$324,971	$(21,271)	$(42,098)	$284,640

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2026
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2026	$23,041	$326,213	$(21,128)	$(33,900)	$294,226
Net income	—	—	—	18,204	18,204
Foreign currency translation adjustment	—	—	(1,263)	—	(1,263)
Interest rate swap, net of tax of $853	—	—	2,491	—	2,491
Shares issued under incentive plans, net of shares withheld for tax	132	(250)	—	—	(118)
Stock compensation expense	—	3,137	—	—	3,137
Declared dividends - $0.27 per share	—	—	—	(10,309)	(10,309)
Balance at June 30, 2026	$23,173	$329,100	$(19,900)	$(26,005)	$306,368

	Six Months Ended June 30, 2025
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2025	$22,923	$325,163	$(22,110)	$(48,464)	$277,512
Net income	—	—	—	16,510	16,510
Foreign currency translation adjustment	—	—	1,907	—	1,907
Interest rate swap, net of tax of ($762)	—	—	(2,169)	—	(2,169)
Pension liability, net of tax of ($399)	—	—	1,101	—	1,101
Shares issued under incentive plans, net of shares withheld for tax	186	(498)	—	—	(312)
Repurchase of common stock	(71)	(1,444)	—	—	(1,515)
Stock compensation expense	—	1,750	—	—	1,750
Declared dividends - $0.27 per share	—	—	—	(10,144)	(10,144)
Balance at June 30, 2025	$23,038	$324,971	$(21,271)	$(42,098)	$284,640

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$18,204	$16,510
Income (loss) from discontinued operations, net of income taxes	(14,344)	(295)
Income from continuing operations	32,548	16,805
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation and amortization	18,229	18,565
Amortization of deferred financing costs	1,306	1,080
Non-cash stock-based compensation expense	2,921	1,548
(Gain) loss on disposal of fixed assets	76	86
Other	(2,734)	288
Cash flows provided by (used for) working capital
Accounts receivable - trade and other, net	(8,500)	4,787
Inventories	(9,744)	(2,577)
Prepaid expenses and other current assets	1,362	(4,943)
Accounts payable and accrued expenses	23,327	2,275
Net cash provided by (used for) operating activities - continuing operations	58,791	37,914
Net cash provided by (used for) operating activities - discontinued operations, net	954	528
Net cash provided by (used for) operating activities	59,745	38,442
Cash Flows From Investing Activities
Capital expenditures	(8,380)	(11,609)
Proceeds from sale of property, plant and equipment	1,595	161
Net cash provided by (used for) investing activities - continuing operations	(6,785)	(11,448)
Net cash provided by (used for) investing activities - discontinued operations, net	(329)	(81)
Net cash provided by (used for) investing activities	(7,114)	(11,529)
Cash Flows From Financing Activities
Net borrowings (repayments) on revolving credit facility	—	5,000
Repayments of Term Loan A	(35,000)	(10,000)
Payments on finance lease	(321)	(309)
Cash dividends paid	(10,339)	(10,383)
Proceeds from issuance of common stock	621	573
Shares withheld for employee taxes on equity awards	(739)	(885)
Repurchase of common stock	—	(1,515)
Net cash provided by (used for) financing activities - continuing operations	(45,778)	(17,519)
Net cash provided by (used for) financing activities - discontinued operations, net	—	—
Net cash provided by (used for) financing activities	(45,778)	(17,519)
Foreign exchange rate effect on cash	893	(326)
Net increase (decrease) in cash - continuing operations	7,121	8,621
Cash at January 1 (1)	40,514	28,626
Cash at June 30 (1)	$47,635	$37,247

(1) Amounts exclude beginning cash from discontinued operations of $4.5 million and $3.6 million as of January 1, 2026 and 2025, respectively and ending cash from discontinued operations of $5.2 million and $4.0 million as of June 30, 2026 and 2025, respectively, as described in Note 3.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2026, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2026 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2026.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The Condensed Consolidated Statements of Operations (Unaudited) for the quarter and six months ended June 30, 2026 have been adjusted to reflect this change in accounting policy. The impact of the adjustment for the quarter and six months ended June 30, 2026, respectively was an increase of $6.2 million and $11.5 million to Cost of sales, a corresponding decrease of $1.8 million and $4.3 million to Selling, general and administrative and a decrease of $4.4 million and $7.2 million to Freight out, in the Condensed Consolidated Statements of Operations (Unaudited).

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

At June 30, 2026, the remaining notional value of the Company's interest rate swap totaled $175.0 million and the net fair value of the Company's interest rate swap contract was estimated to be an unrealized loss of $2.3 million, which is included in the Condensed Consolidated Statements of Financial Position (Unaudited) within Other current liabilities and Other liabilities (long-term) at $1.0 million and $1.3 million, respectively. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) ('AOCI') in the Condensed Consolidated Statements of Financial Position (Unaudited) and balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. The pre-tax balance of interest rate swap gain (loss) in AOCI for the quarters and six months ended June 30, 2026 was $1.7 million and $3.3 million, respectively and $(1.1) million and $(2.9) million for the quarters and six months ended June 30, 2025, respectively. As of June 30, 2026, $1.0 million of net interest rate swap losses recorded in AOCI are expected to be reclassified into earnings within the next twelve months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Interest Rate Swap (1)	Defined Benefit Pension Plans	Total
Balance at April 1, 2026	$(17,458)	$(3,008)	$—	$(20,466)
Other comprehensive income (loss) before reclassifications	(723)	897	—	174
Reclassification to (earnings) loss	—	392	—	392
Net current-period other comprehensive income (loss)	(723)	1,289	—	566
Balance at June 30, 2026	$(18,181)	$(1,719)	$—	$(19,900)

(1) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0.4 million for the quarter ended June 30, 2026.

	Foreign Currency	Interest Rate Swap (2)	Defined Benefit Pension Plans (3)	Total
Balance at April 1, 2025	$(18,617)	$(3,765)	$(1,101)	$(23,483)
Other comprehensive income (loss) before reclassifications	1,915	(891)	—	1,024
Reclassification to (earnings) loss	—	87	1,101	1,188
Net current-period other comprehensive income (loss)	1,915	(804)	1,101	2,212
Balance at June 30, 2025	$(16,702)	$(4,569)	$—	$(21,271)

(2) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.3) million for the quarter ended June 30, 2025.

(3) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(0.4) million for the quarter ended June 30, 2025.

	Foreign Currency	Interest Rate Swap (4)	Defined Benefit Pension Plans	Total
Balance at January 1, 2026	$(16,918)	$(4,210)	$—	$(21,128)
Other comprehensive income (loss) before reclassifications	(1,263)	1,722	—	459
Reclassification to (earnings) loss	—	769	—	769
Net current-period other comprehensive income (loss)	(1,263)	2,491	—	1,228
Balance at June 30, 2026	$(18,181)	$(1,719)	$—	$(19,900)

(4) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0.9 million for the six months ended June 30, 2026.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

	Foreign Currency	Interest Rate Swap (5)	Defined Benefit Pension Plans (6)	Total
Balance at January 1, 2025	$(18,609)	$(2,400)	$(1,101)	$(22,110)
Other comprehensive income (loss) before reclassifications	1,907	(2,341)	—	(434)
Reclassification to (earnings) loss	—	172	1,101	1,273
Net current-period other comprehensive income (loss)	1,907	(2,169)	1,101	839
Balance at June 30, 2025	$(16,702)	$(4,569)	$—	$(21,271)

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

The changes in the allowance for credit losses included within Trade accounts receivable for the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
Balance at January 1	$642	$769
Provision for expected credit loss, net of recoveries	515	118
Write-offs and other	(200)	(262)
Balance at June 30	$957	$625

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Industrial	$66,295	$65,311	$127,563	$128,228
Infrastructure	48,589	32,018	86,189	61,781
Vehicle	20,505	25,423	43,842	52,457
Consumer	22,504	26,121	46,251	46,944
Food and beverage	21,309	14,359	39,937	35,489
Total net sales	$179,202	$163,232	$343,782	$324,899

Total sales from foreign business units were approximately $18.6 million and $13.7 million for the quarters ended June 30, 2026 and 2025, respectively, and $30.6 million and $23.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	June 30,	December 31,	Statement of Financial Position
	2026	2025	Classification
Returns, discounts and other allowances	$(372)	$(418)	Trade accounts receivable
Right of return asset	$11	$136	Inventories, net
Customer deposits	$(2,036)	$(2,514)	Other current liabilities
Accrued rebates	$(3,439)	$(2,420)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer. Third party costs for shipments to customers are classified as Cost of sales. The Company incurred costs for shipments to customers of $4.4 million and $2.8 million for the quarters ended June 30, 2026 and 2025, respectively, and $7.2 million and $5.6 million for the six months ended June 30, 2026 and 2025, respectively. Based on the short-term nature of contracts described above, contract acquisition costs are not significant. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3. Discontinued Operations

In mid-2025, the Company announced it was performing a strategic review of its Myers Tire Supply business. Beginning with the first quarter of 2026, the Myers Tire Supply business qualified as discontinued operations based on formal approvals by the Company's Board of Directors related to the divestiture process that resulted from the strategic review. The divestiture of Myers Tire Supply enables the Company to continue its progress on improving profitability of its overall portfolio, while also streamlining and focusing its resources on core manufacturing businesses that align with the Company's overall mission of Products that Protect™. The divestiture of the Myers Tire Supply business is expected to be completed in 2026 and represents a strategic shift to exit the distribution industry and automotive aftermarket, which will have a major effect on the Company's operations and financial results. The Myers Tire Supply business includes its domestic and Central American businesses, each of which serve their respective markets with the distribution of equipment, tools and supplies used for the tire servicing and automotive industry.

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

In the first quarter of 2026, in conjunction with bids received during this divestiture process (Level 3 inputs), impairment charges of $19.5 million ($14.8 million, net of tax) were recorded based on expected recoverability of Myers Tire Supply net assets across its markets, including a $14.7 million impairment charge to fully impair goodwill. These impairment charges are included in Income (loss) from discontinued operations, net of income tax for the six months ended June 30, 2026 in the Condensed Consolidated Statements of Operations (Unaudited).

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The following table summarizes the operating results of the Myers Tire Supply business included in discontinued operations on the Condensed Consolidated Statements of Operations (Unaudited):

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$44,905	$46,351	$87,677	$91,434

Cost of sales	31,080	32,275	60,818	64,148
Selling, general and administrative expenses	12,202	13,277	25,785	25,910
Depreciation and amortization	—	693	509	1,399
(Gain) loss on disposal of fixed assets	—	(34)	—	388
Impairment charges	—	—	19,530	—
Operating income (loss)	1,623	140	(18,965)	(411)

Income (loss) from discontinued operations before income tax	1,623	140	(18,965)	(411)
Income tax expense (benefit)	340	52	(4,621)	(116)
Income (loss) from discontinued operations, net of income tax	$1,283	$88	$(14,344)	$(295)

The following table provides the major classes of assets and liabilities of the Myers Tire Supply business included in assets held for sale and liabilities held for sale in the Condensed Consolidated Statements of Financial Position (Unaudited):

	June 30, 2026	December 31, 2025
Cash	$5,161	$4,536
Accounts receivable, net	29,883	31,848
Inventories, net	21,636	18,505
Prepaid expenses and other current assets	843	1,051
Property, plant and equipment, net	1,263	1,162
Goodwill	—	14,730
Intangible assets, net	5,102	5,392
Deferred income taxes	6,137	1,433
Other	3,190	2,685
	73,215	81,342
Less: Loss recognized on classification as held for sale	(4,800)	—
Total assets held for sale	$68,415	$81,342

Accounts payable	$17,549	$19,902
Accrued expenses and other current liabilities	5,665	6,899
Other liabilities	2,502	2,005
Total liabilities held for sale	$25,716	$28,806

Assets held for sale:
Current	$68,415	$55,940
Non-current	—	25,402

Liabilities held for sale:
Current	$25,716	$26,801
Non-current	—	2,005

Beginning with the first quarter of 2026, the Myers Tire Supply business met the held for sale criteria, and the sale is expected to be completed in 2026. As a result, all assets and liabilities during the period are reported as current.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

4. Restructuring

On March 6, 2025, the Company announced the launch of a 'Focused Transformation' initiative with a target to implement $20 million of annualized cost savings, primarily in SG&A, by year-end 2025. In conjunction with the program the Company incurred $2.1 million and $2.4 million of restructuring charges during the quarter and six months ended June 30, 2025, respectively, which were recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were $0.6 million at December 31, 2025.

On July 31, 2025, the Company announced as part of its Focused Transformation initiatives, a plan to idle two of its rotational molding production facilities and to consolidate that production into other facilities. In conjunction with this initiative the Company incurred $0.9 million and $1.5 million of restructuring charges during the quarter and six months ended June 30, 2026, respectively, which were recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were not significant at June 30, 2026 or December 31, 2025 and the Company expects to incur up to $9.4 million in restructuring costs to complete the initiative, including costs related to machine moves, asset impairments and costs related to the long-term facility leases.

Charges from other restructuring initiatives to reduce and streamline overhead costs for the quarter and six months ended June 30, 2025 totaled $0.7 million and $1.5 million, respectively, which were recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were $0.2 million at December 31, 2025.

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 10 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarters ended June 30, 2026 or 2025.

Inventories consisted of the following:

	June 30,	December 31,
	2026	2025
Finished and in-process products	$38,236	$32,785
Raw materials and supplies	38,782	34,774
	$77,018	$67,559

6. Other Liabilities

The balance in Other current liabilities is comprised of the following:

	June 30,	December 31,
	2026	2025
Customer deposits and accrued rebates	$5,475	$4,934
Dividends payable	5,452	5,483
Accrued litigation, claims and professional fees	353	2,133
Current portion of environmental reserves	8,205	9,105
Hedge contract liability	958	1,960
Other accrued expenses	7,092	7,279
	$27,535	$30,894

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The balance in Other liabilities (long-term) is comprised of the following:

	June 30,	December 31,
	2026	2025
Environmental reserves	$6,951	$7,415
Supplemental executive retirement plan liability	85	105
Hedge contract liability	1,349	3,691
Other long-term liabilities	3,964	3,705
	$12,349	$14,916

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

The change in goodwill for the six months ended June 30, 2026 was as follows:

January 1, 2026	$241,284
Foreign currency translation	(373)
June 30, 2026	$240,911

Intangible amortization expense was $3.3 million for both the quarters ended June 30, 2026 and 2025, and $6.5 million and $6.6 million for the six months ended June 30, 2026 and 2025, respectively. Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $31.4 million at both June 30, 2026 and December 31, 2025.

8. Stockholders' Equity

Net Income (loss) Per Common Share

Net income (loss) per common share, as shown on the accompanying Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding basic	37,551,351	37,391,097	37,480,205	37,345,032
Dilutive effect of stock options and restricted stock	240,312	21,840	262,779	84,482
Weighted average common shares outstanding diluted	37,791,663	37,412,937	37,742,984	37,429,514

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

There were no options to purchase shares of common stock excluded from the computation of diluted earnings per share for the quarter and six months ended June 30, 2026. Options to purchase 10,347 shares of common stock that were outstanding for both the quarter and six months ended June 30, 2025, respectively were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

Stock compensation expense was approximately $1.7 million and $0.6 million for the quarters ended June 30, 2026 and 2025, respectively, and $2.9 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively. These expenses are included in Selling, general and administrative expenses. Changes in expected performance under performance share award arrangements can cause volatility in stock compensation expense. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at June 30, 2026 was approximately $8.8 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $29.1 million of cumulative charges, made cumulative payments of $19.8 million and received insurance recoveries of $10.1 million through June 30, 2026. For the quarter and six months ended June 30, 2026 and June 30, 2025, the following undiscounted activity was recorded in connection with the New Idria Mercury Mine:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Beginning reserve balance	$12,080	$11,719	$12,504	$12,425
Changes in estimated environmental liability	500	—	1,500	—
Payments made	(1,367)	(478)	(2,791)	(1,184)
Ending reserve balance (1)	$11,213	$11,241	$11,213	$11,241

Beginning receivable balance	$8,239	$7,487	$8,332	$8,404
Changes in estimated insurance recovery	500	—	1,100	—
Insurance recovery reimbursements	(835)	(437)	(1,528)	(1,354)
Ending receivable balance (2)	$7,904	$7,050	$7,904	$7,050

(1) As of June 30, 2026, Buckhorn has a total ending reserve balance of $11.2 million related to the New Idria Mine, of which $7.9 million is classified in Other current liabilities, $2.9 million in Other liabilities (long-term) and $0.4 million in Accounts payable.

(2) As of June 30, 2026, Buckhorn has a total receivable balance related to the probable insurance recovery of $7.9 million, of which $4.5 million is classified in Other accounts receivable and $3.4 million is classified in Other assets (long-term).

Given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined, Buckhorn has not accrued for remediation costs in connection with this site as it is unable to estimate the range of a reasonably possible liability for remediation costs.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. No costs were incurred related to New Almaden in the quarter and six months ended June 30, 2026 or 2025. As of June 30, 2026, Buckhorn has a total reserve of $4.4 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.1 million is classified in Other liabilities (long-term).

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

On July 9, 2024, Spartan Composites, LLC (“Spartan”) d\b\a FODS (“FODS”) and Spartan Mats, LLC (“Spartan Mat”) (collectively, “Plaintiffs”) filed suit against Signature Systems Group, LLC, a wholly-owned subsidiary of the Company (“Signature”) in the United States District Court for the Eastern District of Texas, asserting certain claims relating to Signature’s manufacture and sale of its DiamondTrack mat, including misappropriation of FODS’ trade secrets under federal and state law, breach of a prior settlement agreement between Signature, FODS and Spartan Mat, and tortious interference with FODS’ prospective business relationships. Signature was acquired by the Company on February 8, 2024, and in connection with the acquisition, the Company obtained insurance policies providing coverage against the inaccuracy or breach of certain of the sellers’ representations and warranties set forth in the acquisition agreement (“RWI Policies”). On November 20, 2025, a jury found in favor of Plaintiffs on several counts of their complaint, including misappropriation of trade secrets and breach of contract, and awarded damages of up to $15 million, plus pre- and post-judgment interest and potential attorney fees. The Company believes the jury’s verdict contains errors that the Company intends to vigorously challenge through post-trial motions and, if necessary, through the appellate process. On January 5, 2026, the court granted Plaintiffs’ post-trial motion for a preliminary injunction preventing Signature from marketing, selling, renting, leasing, or manufacturing its DiamondTrack mat pending final ruling(s). Sales of this mat represented less than 1% of the Company’s 2025 consolidated net sales. On April 30, 2026, the court issued rulings on Plaintiffs’ post-trial motions that reduced Plaintiffs' damages to up to $7 million, plus pre- and post-trial interest and potential attorney fees. The court also ruled that Signature misappropriated, and is permanently enjoined from using, FODS’ prior customer list and FODS’ prior marketing/sales/pricing strategy (the “FODS Trade Secrets”). The court dissolved the preliminary injunction issued on January 5, 2026 relating to Signature’s manufacture and sale of its DiamondTrack mat. Both parties filed post-trial motions asking the Court to modify select rulings or to permit a retrial on a singular issue. After the court rules on Plaintiffs' and Signature’s Post-Trial Motions, both parties may appeal any unfavorable rulings. The Company has not accrued for potential losses in this matter as the Company cannot reasonably estimate any probable loss or range of loss until after the court rules on Signature’s Post-Trial Motions and a final, appealable order is issued. The Company believes that the RWI Policies will cover a substantial portion of ongoing defense costs and any final judgments rendered in the matter.

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	June 30,	December 31,
	2026	2025
Amended Loan Agreement - Revolving Credit Facility	$—	$—
Amended Loan Agreement - Term Loan A	316,000	351,000
	316,000	351,000
Less unamortized deferred financing costs	4,119	5,189
	311,881	345,811
Less current portion long-term debt	39,479	34,601
Long-term debt	$272,402	$311,210

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

Amendment No. 1 did not change the existing revolving credit facility’s September 29, 2027 maturity date or $250 million borrowing limit, which includes a letter of credit subfacility and swingline subfacility. In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million, of which $8.5 million was related to Term Loan A and included in Long-term debt and Long-term debt - current portion and $0.7 million was related to the Revolving Credit Facility and included in Other assets (long-term). These deferred financing fees are being amortized to Interest expense over their respective terms to maturity. Remaining deferred financing fees on the Revolving Credit Facility were $0.6 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively and remaining unamortized deferred financing costs under the Term Loan A totaled $4.1 million and $5.2 million as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, the Company had $244.7 million available under the Amended Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.3 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges to all of the Company's assets (except with respect to certain assets that are customarily excluded for the incurrence of such liens).

The weighted average interest rate on borrowings under the Company’s long-term debt was 7.61% and 7.75% for the quarters ended June 30, 2026 and 2025, respectively, and 7.61% and 7.67% for the six months ended June 30, 2026 and 2025, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of June 30, 2026, the Company was in compliance with all of its debt covenants associated with its Amended Loan Agreement. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The financial covenants under the credit agreement are calculated in accordance with definitions set forth in the agreement and are used solely for purposes of assessing compliance with such covenants. These measures should not be considered measures of operating performance or liquidity under GAAP.

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At June 30, 2026, the remaining notional value of the Company's interest rate swap totaled $175.0 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described above and in Note 1.

12. Income Taxes

The Company’s effective tax rate was 24.7% and 24.4% for the quarter and six months ended June 30, 2026, respectively compared to 22.9% and 24.6% for the quarter and six months ended June 30, 2025. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to non-deductible expenses and state taxes.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of June 30, 2026, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2022. The Company is subject to state and local examinations for tax years of 2021 through 2024. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2021 through 2025.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

13. Subsequent Events

On July 28, 2026, the Company entered into Amendment No. 2 to the Seventh Amended and Restated Loan Agreement (“Amendment No. 2”), which amended and restated the Amended Loan Agreement as described in Note 11. Amendment No. 2, among other things, extended the revolving credit facilities for five years and replaces Term Loan A with a new five-year, $250 million term loan (“Term Loan”). The revolving credit facility and the Term Loan both mature on July 28, 2031. Amendment No. 2 reduces and harmonizes the applicable spread for interest charged on both the revolving credit facility and the Term Loan. The reduction of the $316 million balance on Term Loan A to the initial $250 million balance on the Term Loan under Amendment No. 2 was funded with borrowings on the revolving credit facility. Amendment No. 2 maintained the two most restrictive financial covenants: 1) the Interest Coverage Ratio with an unchanged minimum level of 3.00 to 1; and 2) the Net Leverage Ratio with an increased maximum level of 3.50 to 1 and providing for the Company's option to elect a four quarter holiday of 4.00 to 1 following a Material Acquisition as defined in the Amended Loan Agreement, inclusive of Amendment No. 2.

Borrowings under the Amended Loan Agreement inclusive of Amendment No. 2 continue to bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges to all of the Company's assets, except with respect to certain assets that are customarily excluded for the incurrence of such liens and except for assets related to Myers Tire Supply, unless the sale of the Myers Tire Supply business is not completed by January 27, 2027.

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

The Company’s results of operations for the quarter and six months ended June 30, 2026 are discussed below. The current economic environment includes heightened risks from tariffs, inflation, interest rates, banking liquidity, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including rapidly changing regulations which has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability, tariffs and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

As described in Note 3, the Myers Tire Supply business is classified as discontinued operations and all historical information has been adjusted to reflect the discontinued operations presentation.

Results of Operations:

The following discussion is of our consolidated results of operations. As described in Note 1, effective January 1, 2026, the Company changed its method of accounting for the classification of shipping and handling costs. Under the new method of accounting, the Company includes shipping and handling costs in Cost of sales, whereas previously, these costs were included in operating costs and expenses within Selling, general and administrative for internal costs and Freight out for external costs. This change has been applied retrospectively to all periods presented in the tables below.

Comparison of the Quarter Ended June 30, 2026 to the Quarter Ended June 30, 2025

	For the Quarter Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Net sales	$179,202	$163,232	$15,970	9.8%
Cost of sales	117,739	112,179	5,560	5.0%
Gross profit	61,463	51,053	10,410	20.4%
Selling, general and administrative expenses	26,557	27,353	(796)	(2.9)%
Depreciation and amortization	3,658	3,756	(98)	(2.6)%
(Gain) loss on disposal of fixed assets	76	105	(29)	(27.6)%
Operating income	$31,172	$19,839	$11,333	57.1%

Net sales for the quarter ended June 30, 2026 were $179.2 million, an increase of $16.0 million or 9.8% compared to the quarter ended June 30, 2025. Net sales increased due to higher volume of $14.4 million, higher pricing of $1.5 million and the effect of favorable currency translation of $0.1 million. During the second quarter of 2026, the Company also began production and made initial shipments of military ammunition containers in Europe through Scepter International Poland sp z o.o. Military ammunition containers are included within the Industrial market. The expansion supports the Company’s ability to serve customers in the European market and is part of a broader growth strategy.

Gross profit increased $10.4 million, or 20.4%, for the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025, due to higher volume and pricing as described under Net Sales above, in addition to favorable mix and cost productivity, partially offset by higher material costs. Gross margin was 34.3% for the quarter ended June 30, 2026 compared with 31.3% for the quarter ended June 30, 2025.

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2026 were $26.6 million, a decrease of $0.8 million or 2.9% compared to the same period in the prior year. Decreases in SG&A expenses for the quarter ended June 30, 2026 were primarily due to $0.5 million of lower salaries and benefits, $0.1 million of lower legal and professional fees, and a $2.0 million non-income tax reserve release related to the Signature acquisition, partially offset by $1.0 million of higher incentive compensation, $0.4 million of higher commissions, $0.3 million of higher variable selling expenses and $0.1 million of higher facilities costs.

Depreciation and amortization, exclusive of amounts within Cost of sales, decreased $0.1 million to $3.7 million for the quarter ended June 30, 2026 as compared to $3.8 million for the quarter ended June 30, 2025. The decrease was primarily related to asset disposals in the prior year.

(Gain) loss on disposal of fixed assets was not significant during both the quarter ended June 30, 2026 and June 30, 2025.

Net Interest Expense:

	Quarter Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Net interest expense	$6,267	$7,364	$(1,097)	(14.9)%
Average outstanding borrowings, net	$338,330	$408,247	$(69,917)	(17.1)%
Weighted-average borrowing rate	7.61%	7.75%

Net interest expense for the quarter ended June 30, 2026 was $6.3 million, a decrease of $1.1 million, or 14.9%, compared with $7.4 million for the quarter ended June 30, 2025. The lower net interest expense was due to lower average outstanding borrowings for the quarter ended June 30, 2026.

Income Taxes:

	Quarter Ended June 30,
(dollars in thousands)	2026	2025
Income from continuing operations before income taxes	$24,905	$12,475
Income tax expense (benefit)	$6,156	$2,858
Effective tax rate	24.7%	22.9%

The Company’s effective tax rate was 24.7% and 22.9% for the quarter ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate is driven by a non-recurring prior year benefit related to the termination of the Company's pension plan.

Discontinued Operations:

Income from discontinued operations, net of income taxes was $1.3 million and $0.1 million for the quarter ended June 30, 2026 and 2025, respectively. The higher income from discontinued operations, net of income taxes, in the current year was mainly due to favorable mix, price, cost productivity and lower overall SG&A, partially offset by lower net sales.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

	For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Net sales	$343,782	$324,899	$18,883	5.8%
Cost of sales	225,774	223,627	2,147	1.0%
Gross profit	118,008	101,272	16,736	16.5%
Selling, general and administrative expenses	54,552	56,638	(2,086)	(3.7)%
Depreciation and amortization	7,356	7,508	(152)	(2.0)%
(Gain) loss on disposal of fixed assets	76	86	(10)	(11.6)%
Operating income	$56,024	$37,040	$18,984	51.3%

Net sales for the six months ended June 30, 2026 were $343.8 million, an increase of $18.9 million or 5.8% compared to the six months ended June 30, 2025. Net sales increased due to higher volume of $18.2 million, higher pricing of $0.1 million and the effect of favorable currency translation of $0.6 million.

Gross profit increased $16.7 million, or 16.5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to higher volume and pricing as described under Net Sales above, in addition to favorable mix and cost productivity, partially offset by higher material costs. Gross margin was 34.3% for the six months ended June 30, 2026 compared with 31.2% for the six months ended June 30, 2025.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2026 were $54.6 million, a decrease of $2.1 million or 3.7% compared to the same period in the prior year. Decreases in SG&A expenses for the six months ended June 30, 2026 were primarily due to $1.4 million of lower salaries and benefits, $0.7 million of lower legal and professional fees, and a $2.0 million non-income tax reserve release related to the Signature acquisition, partially offset by $0.9 million of higher incentive compensation, $0.4 million of higher commissions, $1.1 million of higher variable selling expenses and $0.1 million of higher facility costs.

Additionally, environmental matters, as described in Note 10 resulted in a net $0.4 million of charges for the six months ended June 30, 2026.

Depreciation and amortization, exclusive of amounts within Cost of sales, decreased $0.2 million to $7.4 million for the six months ended June 30, 2026 as compared to $7.5 million for the six months ended June 30, 2025. The decrease was primarily related to asset disposals in the prior year.

(Gain) loss on disposal of fixed assets was not significant during both the six months ended June 30, 2026 and June 30, 2025.

Net Interest Expense:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Net interest expense	$12,959	$14,750	$(1,791)	(12.1)%
Average outstanding borrowings, net	$349,381	$406,618	$(57,237)	(14.1)%
Weighted-average borrowing rate	7.61%	7.67%

Net interest expense for the six months ended June 30, 2026 was $13.0 million, a decrease of $1.8 million, or 12.1%, compared with $14.8 million for the six months ended June 30, 2025. The lower net interest expense was due to lower average outstanding borrowings for the six months ended June 30, 2026.

Income Taxes:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Income from continuing operations before income taxes	$43,065	$22,290
Income tax expense	$10,517	$5,485
Effective tax rate	24.4%	24.6%

The Company’s effective tax rate was 24.4% and 24.6% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the effective tax rate is driven by higher fixed non-deductible expenses in the prior year.

Discontinued Operations:

Loss from discontinued operations, net of income taxes was $14.3 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. The higher loss from discontinued operations, net of income taxes, in the current year was mainly due to impairment charges of $19.5 million ($14.8 million, net of tax) recognized on the classification of assets held for sale, as more fully described in Note 3, partially offset by favorable mix, price and cost productivity in the current year.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Amended Loan Agreement (defined below). At June 30, 2026, the Company had $47.6 million of cash, $244.7 million available under the Amended Loan Agreement and outstanding debt of $319.6 million, including the finance lease liability of $7.7 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and the heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities from continuing operations, including intercompany cash flows, was $58.8 million for the six months ended June 30, 2026, compared to $37.9 million in the same period in 2025. The increase was primarily due to higher net income from continuing operations in the current period and changes in working capital. For the six months ended June 30, 2026, accounts receivable and inventories were a use of $8.5 million and $9.7 million, respectively, which was more than offset by $1.4 million and $23.3 million provided by prepaid expenses and other current assets and accounts payable, respectively. This compares to the six months ended June 30, 2025, where prepaid expenses and other current assets and inventories were uses of $4.9 million and $2.6 million, respectively, partially offset by $4.8 million and $2.3 million provided by accounts receivable and accounts payable, respectively. The company views changes in working capital to be related to volume and timing. In total, cash generated from working capital was $6.4 million for the six months ended June 30, 2026, compared to cash used for working capital of $0.5 million in the prior year to date period.

Investing Activities

Net cash used for investing activities from continuing operations was $6.8 million for the six months ended June 30, 2026 compared to cash used of $11.4 million for the same period in 2025. Capital expenditures were $8.4 million and $11.6 million for the six months ended June 30, 2026 and 2025, respectively. Full year 2026 capital expenditures are expected to be approximately 3.5% of revenue.

Financing Activities

Cash used by financing activities from continuing operations was $45.8 million for the six months ended June 30, 2026 compared to cash used of $17.5 million for the same period in 2025. Net borrowings (repayments) of the Company's revolving credit facility were $0.0 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively. The Company also made repayments of the Term Loan A totaling $35.0 million and $10.0 million for the six months ended June 30, 2026 and 2025, respectively. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $0.6 million for both the six months ended June 30, 2026 and 2025. Cash paid for tax withholdings on vesting of stock compensation totaled $0.7 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively. The Company also used $1.5 million for the repurchase of its common stock, for the quarter ended June 30, 2025. The Company also used cash to pay dividends of $10.3 million and $10.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million, which reduces proportionately with scheduled Term Loan A amortization payments, and has a final maturity date of January 31, 2029. At June 30, 2026, the remaining notional value of the Company's interest rate swap totaled $175.0 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Notes 1 and 11.

As of June 30, 2026, $244.7 million was available under the Amended Loan Agreement, after borrowings and the Company had $5.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates.

As of June 30, 2026, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The ratios as calculated under the terms of the Amended Loan Agreement as of and for the period ended June 30, 2026 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	5.12
Net Leverage Ratio	3.25 to 1 (maximum)	1.94

Credit Sources - subsequent events

Second Amendment to Loan Agreement

On July 28, 2026, the Company entered into Amendment No. 2 to the Seventh Amended and Restated Loan Agreement (“Amendment No. 2”), which amended and restated the Amended Loan Agreement as described in Note 11. Amendment No. 2, among other things, extended the revolving credit facilities for five years and replaces Term Loan A with a new five-year, $250 million term loan (“Term Loan”). The revolving credit facility and the Term Loan both mature on July 28, 2031. Amendment No. 2 reduces and harmonizes the applicable spread for interest charged on both the revolving credit facility and the Term Loan. The reduction of the $316 million balance on Term Loan A to the initial $250 million balance on the Term Loan under Amendment No. 2 was funded with borrowings on the revolving credit facility. Amendment No. 2 maintained the two most restrictive financial covenants: 1) the Interest Coverage Ratio with an unchanged minimum level of 3.00 to 1; and 2) the Net Leverage Ratio with an increased maximum level of 3.50 to 1 and providing for the Company's option to elect a four quarter holiday of 4.00 to 1 following a Material Acquisition as defined in the Amended Loan Agreement, inclusive of Amendment No. 2.

Borrowings under the Amended Loan Agreement inclusive of Amendment No. 2 continue to bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Amounts borrowed under the credit facility are secured by pledges to all of the Company's assets, except with respect to certain assets that are customarily excluded for the incurrence of such liens and except for assets related to Myers Tire Supply, unless the sale of the Myers Tire Supply business is not completed by January 27, 2027.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Based on current debt levels at June 30, 2026, if market interest rates decrease or increase one percent, the Company’s annual variable interest expense would change by approximately $1.5 million.

The Company has entered into an interest rate swap agreement to mitigate the variable interest rate risk under the Amended Loan Agreement, which effectively results in a fixed rate debt on a portion of its outstanding borrowings. Based on current debt levels at June 30, 2026, if market interest rates decrease or increase one percent, the Company's annual fixed rate interest expense on the fair value of the interest rate swap would change by approximately $3.8 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada and Europe with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada and Europe to customers in the United States. The Company manages its exposure to foreign currency risk by promptly converting funds to U.S. dollars. At June 30, 2026, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at June 30, 2026. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2026, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plans during the quarter ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum dollar value of Shares that may yet be Purchased Under the Plans or Programs
4/1/2026 to 4/30/2026	—	$—	—	$—
5/1/2026 to 5/31/2026	—	—	—	—
6/1/2026 to 6/30/2026	—	—	—	—

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Indicates executive compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYERS INDUSTRIES, INC.

July 30, 2026	/s/ Samantha Rutty
Samantha Rutty
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)