Form 10-Q
period 2026-09-30
MYERS INDUSTRIES INC
filed 2026-10-29
CIK 69488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the issuer’s common stock, without par value, as of October 23, 2026 was 37,636,104 shares.

Part I — Financial Information

Item 1. Financial Statements

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$171,340	$158,474	$515,122	$483,373
Cost of sales	124,562	109,217	350,336	332,844
Gross profit	46,778	49,257	164,786	150,529
Selling, general and administrative expenses	28,412	28,711	82,964	85,349
Depreciation and amortization	3,527	3,716	10,883	11,224
(Gain) loss on disposal of fixed assets	—	112	76	198
Operating income	14,839	16,718	70,863	53,758
Interest expense, net	5,193	7,497	18,152	22,247
Loss on debt extinguishment	3,463	—	3,463	—
Income from continuing operations before income taxes	6,183	9,221	49,248	31,511
Income tax expense (benefit)	1,472	2,931	11,989	8,416
Income from continuing operations	4,711	6,290	37,259	23,095
Income (loss) from discontinued operations, net of income tax	(5,576)	798	(19,920)	503
Net income (loss)	$(865)	$7,088	$17,339	$23,598
Income per common share from continuing operations:
Basic	$0.13	$0.17	$0.99	$0.62
Diluted	$0.13	$0.17	$0.99	$0.62
Income (loss) per common share from discontinued operations:
Basic	$(0.15)	$0.02	$(0.53)	$0.01
Diluted	$(0.15)	$0.02	$(0.53)	$0.01
Net income (loss) per common share:
Basic	$(0.02)	$0.19	$0.46	$0.63
Diluted	$(0.02)	$0.19	$0.46	$0.63

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(865)	$7,088	$17,339	$23,598
Other comprehensive income (loss):
Foreign currency translation adjustment	45	(772)	(1,218)	1,135
Unrealized gain (loss) on interest rate swap contracts (1)	1,730	2	3,452	(2,339)
Realized (gain) loss on interest rate swap contracts reclassified to interest expense	365	84	1,134	256
Realized (gain) loss on pension liability reclassified to earnings (2)	—	—	—	1,101
Total other comprehensive income (loss)	2,140	(686)	3,368	153
Comprehensive income	$1,275	$6,402	$20,707	$23,751

(1) Amounts shown net of tax expense (benefit) of $713 and $1,566 for the quarter and nine months ended September 30, 2026, respectively and $30 and $(732) for the quarter and nine months ended September 30, 2025, respectively

(2) Amounts reclassified to Selling, general and administrative expenses net of tax expense (benefit) of $(399) for the nine months ended September 30, 2025.

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Position (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2026	2025
Assets
Current Assets
Cash	$53,527	$40,514
Trade accounts receivable, less allowances of $900 and $1,060, respectively	107,982	95,435
Other accounts receivable, net	9,232	12,195
Income tax receivable	6,901	3,783
Inventories, net	73,829	67,559
Prepaid expenses and other current assets	9,265	6,033
Assets held for sale - current	7,306	55,940
Total Current Assets	268,042	281,459
Property, plant, and equipment, net	122,163	127,943
Right of use asset - operating leases	17,904	22,199
Goodwill	240,923	241,284
Intangible assets, net	136,266	146,059
Other	9,321	8,230
Assets held for sale	—	25,402
Total Assets	$794,619	$852,576

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$70,607	$51,270
Accrued employee compensation	18,652	16,645
Accrued taxes payable, other than income taxes	2,733	1,975
Accrued interest	88	208
Other current liabilities	28,507	30,894
Operating lease liability - short-term	5,756	5,974
Finance lease liability - short-term	680	645
Long-term debt - current portion	12,429	34,601
Liabilities held for sale - current	2,474	26,801
Total Current Liabilities	141,926	169,013
Long-term debt	279,608	311,210
Operating lease liability - long-term	12,191	16,130
Finance lease liability - long-term	6,832	7,349
Other liabilities	11,084	14,916
Deferred income taxes	38,865	37,727
Liabilities held for sale	—	2,005
Total Liabilities	490,506	558,350

Shareholders’ Equity
Serial Preferred Shares (authorized 1,000,000 shares; none issued and outstanding)	—	—
Common Shares, without par value (authorized 60,000,000 shares; outstanding 37,628,361 and 37,381,741; net of treasury shares of 4,924,096 and 5,170,716, respectively)	23,192	23,041
Additional paid-in capital	330,712	326,213
Accumulated other comprehensive loss	(17,760)	(21,128)
Retained deficit	(32,031)	(33,900)
Total Shareholders’ Equity	304,113	294,226
Total Liabilities and Shareholders’ Equity	$794,619	$852,576

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Quarter Ended September 30, 2026
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at July 1, 2026	$23,173	$329,100	$(19,900)	$(26,005)	$306,368
Net income (loss)	—	—	—	(865)	(865)
Foreign currency translation adjustment	—	—	45	—	45
Interest rate swap, net of tax of $713	—	—	2,095	—	2,095
Shares issued under incentive plans, net of shares withheld for tax	19	259	—	—	278
Stock compensation expense	—	1,353	—	—	1,353
Declared dividends - $0.135 per share	—	—	—	(5,161)	(5,161)
Balance at September 30, 2026	$23,192	$330,712	$(17,760)	$(32,031)	$304,113

	Quarter Ended September 30, 2025
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at July 1, 2025	$23,038	$324,971	$(21,271)	$(42,098)	$284,640
Net income (loss)	—	—	—	7,088	7,088
Foreign currency translation adjustment	—	—	(772)	—	(772)
Interest rate swap, net of tax of $30	—	—	86	—	86
Shares issued under incentive plans, net of shares withheld for tax	24	225	—	—	249
Repurchase of common stock	(19)	(487)	—	—	(506)
Stock compensation expense	—	950	—	—	950
Declared dividends - $0.135 per share	—	—	—	(5,112)	(5,112)
Balance at September 30, 2025	$23,043	$325,659	$(21,957)	$(40,122)	$286,623

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2026
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2026	$23,041	$326,213	$(21,128)	$(33,900)	$294,226
Net income (loss)	—	—	—	17,339	17,339
Foreign currency translation adjustment	—	—	(1,218)	—	(1,218)
Interest rate swap, net of tax of $1,566	—	—	4,586	—	4,586
Shares issued under incentive plans, net of shares withheld for tax	151	9	—	—	160
Stock compensation expense	—	4,490	—	—	4,490
Declared dividends - $0.405 per share	—	—	—	(15,470)	(15,470)
Balance at September 30, 2026	$23,192	$330,712	$(17,760)	$(32,031)	$304,113

	Nine Months Ended September 30, 2025
	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Balance at January 1, 2025	$22,923	$325,163	$(22,110)	$(48,464)	$277,512
Net income (loss)	—	—	—	23,598	23,598
Foreign currency translation adjustment	—	—	1,135	—	1,135
Interest rate swap, net of tax of ($732)	—	—	(2,083)	—	(2,083)
Shares issued under incentive plans, net of shares withheld for tax	210	(273)	—	—	(63)
Repurchase of common stock	(90)	(1,931)	—	—	(2,021)
Stock compensation expense	—	2,700	—	—	2,700
Declared dividends - $0.405 per share	—	—	—	(15,256)	(15,256)
Pension liability, net of tax of ($399)	—	—	1,101	—	1,101
Balance at September 30, 2025	$23,043	$325,659	$(21,957)	$(40,122)	$286,623

See notes to unaudited condensed consolidated financial statements.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$17,339	$23,598
Income (loss) from discontinued operations, net of income taxes	(19,920)	503
Income from continuing operations	37,259	23,095
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities
Depreciation and amortization	26,900	27,652
Loss on debt extinguishment	3,463	—
Amortization of deferred financing costs	1,565	1,621
Non-cash stock-based compensation expense	4,317	2,383
(Gain) loss on disposal of fixed assets	76	198
Other	(1,034)	3,812
Cash flows provided by (used for) working capital
Accounts receivable - trade and other, net	(9,754)	(3,508)
Inventories	(6,600)	(960)
Prepaid expenses and other current assets	(3,252)	(1,800)
Accounts payable and accrued expenses	23,272	11,432
Net cash provided by (used for) operating activities - continuing operations	76,212	63,925
Net cash provided by (used for) operating activities - discontinued operations, net	585	275
Net cash provided by (used for) operating activities	76,797	64,200
Cash Flows From Investing Activities
Capital expenditures	(14,323)	(15,785)
Proceeds from sale of business	23,564	—
Proceeds from sale of property, plant and equipment	1,596	160
Net cash provided by (used for) investing activities - continuing operations	10,837	(15,625)
Net cash provided by (used for) investing activities - discontinued operations, net	(352)	351
Net cash provided by (used for) investing activities	10,485	(15,274)
Cash Flows From Financing Activities
Net borrowings (repayments) on Revolving Credit Facility	43,468	—
Repayments of Term Loan A	(351,000)	(15,000)
Proceeds from Term Loan	250,000	—
Payments on finance lease	(482)	(464)
Cash dividends paid	(15,417)	(15,439)
Proceeds from issuance of common stock	985	866
Shares withheld for employee taxes on equity awards	(825)	(929)
Repurchase of common stock	—	(2,021)
Deferred financing fees	(1,665)	—
Net cash provided by (used for) financing activities - continuing operations	(74,936)	(32,987)
Net cash provided by (used for) financing activities - discontinued operations, net	—	—
Net cash provided by (used for) financing activities	(74,936)	(32,987)
Foreign exchange rate effect on cash	900	(196)
Net increase (decrease) in cash - continuing operations	13,013	15,117
Cash at January 1 (1)	40,514	28,626
Cash at September 30 (1)	$53,527	$43,743

(1) Amounts exclude beginning cash from discontinued operations of $4.5 million and $3.6 million as of January 1, 2026 and 2025, respectively and ending cash from discontinued operations of $4.8 million and $4.2 million as of September 30, 2026 and 2025, respectively, as described in Note 3.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2026, and the results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that will occur for the year ending December 31, 2026.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The Condensed Consolidated Statements of Operations (Unaudited) for the quarter and nine months ended September 30, 2026 have been adjusted to reflect this change in accounting policy. The impact of the adjustment for the quarter and nine months ended September 30, 2026, respectively was an increase of $6.7 million and $18.2 million to Cost of sales, a corresponding decrease of $1.9 million and $6.2 million to Selling, general and administrative and a decrease of $4.8 million and $12.0 million to Freight out, in the Condensed Consolidated Statements of Operations (Unaudited).

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

Derivative Instruments

On May 2, 2024, the Company entered into an interest rate swap agreement to limit its exposure to changes in interest rates on a portion of its floating rate indebtedness. The interest rate swap agreement is designated as a cash flow hedge that qualifies for hedge accounting. The swap has a beginning notional value of $200.0 million and a final maturity date of January 31, 2029. The interest rate swap effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Note 11. The underlying interest rate swap remained unchanged following the Company's amendment to its existing loan agreement, as described in Note 11,

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

and the reset dates and all other critical terms on the term loans perfectly match with the interest rate swap and accordingly there were no amounts excluded from the measurement of hedge effectiveness.

At September 30, 2026, the remaining notional value of the Company's interest rate swap totaled $170.0 million and the net fair value of the Company's interest rate swap contract was estimated to be an unrealized net gain of $0.5 million, which is included in the Condensed Consolidated Statements of Financial Position (Unaudited) within Other current liabilities and Other assets (long-term) at $0.1 million and $0.6 million, respectively. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) ("AOCI") in the Condensed Consolidated Statements of Financial Position (Unaudited) and balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. The pre-tax balance of interest rate swap gain (loss) in AOCI for the quarter and nine months ended September 30, 2026 was $2.8 million and $6.2 million, respectively and $0.1 million and $(2.8) million for the quarter and nine months ended September 30, 2025, respectively. As of September 30, 2026, $0.1 million of net interest rate swap losses recorded in AOCI are expected to be reclassified into earnings within the next twelve months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency	Interest Rate Swap (1)	Defined Benefit Pension Plans	Total
Balance at July 1, 2026	$(18,181)	$(1,719)	$—	$(19,900)
Other comprehensive income (loss) before reclassifications	45	1,730	—	1,775
Reclassification to (earnings) loss	—	365	—	365
Net current-period other comprehensive income (loss)	45	2,095	—	2,140
Balance at September 30, 2026	$(18,136)	$376	$—	$(17,760)

(1) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0.7 million for the quarter ended September 30, 2026.

	Foreign Currency	Interest Rate Swap (2)	Defined Benefit Pension Plans	Total
Balance at July 1, 2025	$(16,702)	$(4,569)	$—	$(21,271)
Other comprehensive income (loss) before reclassifications	(772)	2	—	(770)
Reclassification to (earnings) loss	—	84	—	84
Net current-period other comprehensive income (loss)	(772)	86	—	(686)
Balance at September 30, 2025	$(17,474)	$(4,483)	$—	$(21,957)

(2) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0.0 million for the quarter ended September 30, 2025.

	Foreign Currency	Interest Rate Swap (3)	Defined Benefit Pension Plans	Total
Balance at January 1, 2026	$(16,918)	$(4,210)	$—	$(21,128)
Other comprehensive income (loss) before reclassifications	(1,218)	3,452	—	2,234
Reclassification to (earnings) loss	—	1,134	—	1,134
Net current-period other comprehensive income (loss)	(1,218)	4,586	—	3,368
Balance at September 30, 2026	$(18,136)	$376	$—	$(17,760)

(3) Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $1.6 million for the nine months ended September 30, 2026.

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

The changes in the allowance for credit losses included within Trade accounts receivable for the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
Balance at January 1	$642	$769
Provision for expected credit loss, net of recoveries	498	51
Write-offs and other	(437)	(261)
Balance at September 30	$703	$559

2. Revenue Recognition

The Company’s revenue by major market is as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Industrial	$68,412	$68,637	$195,975	$196,865
Infrastructure	40,810	29,648	126,999	91,429
Vehicle	22,687	22,714	66,529	75,171
Consumer	20,133	20,174	66,384	67,118
Food and beverage	19,298	17,301	59,235	52,790
Total net sales	$171,340	$158,474	$515,122	$483,373

Total sales from foreign business units were approximately $10.3 million and $13.1 million for the quarters ended September 30, 2026 and 2025, respectively, and $40.9 million and $36.2 million for the nine months ended September 30, 2026 and 2025, respectively.

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

Amounts included in the Condensed Consolidated Statements of Financial Position (Unaudited) related to revenue recognition include:

	September 30,	December 31,	Statement of Financial Position
	2026	2025	Classification
Returns, discounts and other allowances	$(197)	$(418)	Trade accounts receivable
Right of return asset	$11	$136	Inventories, net
Customer deposits	$(2,323)	$(2,514)	Other current liabilities
Accrued rebates	$(3,731)	$(2,420)	Other current liabilities

Sales, value added, and other taxes collected with revenue from customers are excluded from net sales. The cost for shipments to customers is recognized when control over products has transferred to the customer. Third party costs for shipments to customers are classified as Cost of sales. The Company incurred costs for shipments to customers of $4.8 million and $2.5 million for the quarters ended September 30, 2026 and 2025, respectively, and $12.0 million and $8.1 million for the nine months ended September 30, 2026 and 2025, respectively. Based on the short-term nature of contracts described above, contract acquisition costs are not significant. These costs, as well as other incidental items that are immaterial in the context of the contract, are recognized as expense as incurred.

3. Discontinued Operations

In mid-2025, the Company announced it was performing a strategic review of its Myers Tire Supply business. Beginning with the first quarter of 2026, the Myers Tire Supply business qualified as discontinued operations based on formal approvals by the Company's Board of Directors related to the divestiture process that resulted from the strategic review. The divestiture of Myers Tire Supply enables the Company to continue its progress on improving profitability of its overall portfolio, while also streamlining and focusing its resources on core manufacturing businesses that align with the Company's overall mission of Products that Protect™. The divestiture of the Myers Tire Supply business represents a strategic shift to exit the distribution industry and automotive aftermarket, which will have a major effect on the Company's operations and financial results. The Myers Tire Supply business includes its North American domestic and Central American businesses, each of which serve their respective markets with the distribution of equipment, tools and supplies used for the tire servicing and automotive industry.

On August 31, 2026, the Company completed the disposition of Myers Tire Supply, LLC and its subsidiaries, which collectively includes all of the Company's North American domestic tire supply businesses of Myers Tire Supply, for total cash consideration of $30.0 million. Net cash proceeds totaled $23.6 million after deducting transaction expenses and estimated post-closing adjustments of $6.4 million, which remain subject to adjustment. In conjunction with the sale the Company recognized a $7.1 million loss on the disposal of discontinued operations ($5.4 million, net of tax), which is included in Income (loss) from discontinued operations, net of income tax for the quarter and nine months ended September 30, 2026 in the Condensed Consolidated Statements of Operations (Unaudited).

Beginning with the first quarter of 2026, the Myers Tire Supply business met the held for sale criteria. The entire Myers Tire Supply business, formerly part of the Company's Distribution segment, has been accounted for as held for sale and as discontinued operations. Accordingly, the Company has classified these assets and liabilities as held for sale in the Condensed Consolidated Statements of Financial Position (Unaudited) and the Myers Tire Supply operating results, net of tax, as discontinued operations in the Condensed Consolidated Statements of Operations (Unaudited) for all periods presented. The sale of the remaining Myers Tire Supply Central American business is expected to be completed within the next twelve months and as a result all assets and liabilities during the period are reported as current.

In the first quarter of 2026, in conjunction with bids received during this divestiture process (Level 3 inputs), impairment charges of $19.5 million ($14.8 million, net of tax) were recorded based on expected recoverability of Myers Tire Supply net assets across its markets, including a $14.7 million impairment charge to fully impair goodwill. In the third quarter of 2026 the Company recorded additional impairment charges of $0.3 million pertaining to its Myers Tire Supply Central American business. Total impairment charges of $0.3 million and $19.8 million are included in Income (loss) from discontinued operations, net of income tax for the quarter and nine months ended September 30, 2026, respectively, in the Condensed Consolidated Statements of Operations (Unaudited).

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

The following table summarizes the operating results of the Myers Tire Supply business included in discontinued operations on the Condensed Consolidated Statements of Operations (Unaudited):

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$31,623	$46,961	$119,300	$138,395

Cost of sales	21,532	32,775	82,350	96,923
Selling, general and administrative expenses	9,902	13,100	35,687	39,010
Depreciation and amortization	—	602	509	2,001
(Gain) loss on disposal of fixed assets	—	(487)	—	(99)
Impairment charges	257	—	19,787	—
Operating income (loss) from discontinued operations	(68)	971	(19,033)	560
Loss on the disposal of discontinued operations	7,117	—	7,117	—
Income (loss) from discontinued operations before income tax	(7,185)	971	(26,150)	560
Income tax expense (benefit)	(1,609)	173	(6,230)	57
Income (loss) from discontinued operations, net of income tax	$(5,576)	$798	$(19,920)	$503

The following table provides the major classes of assets and liabilities of the Myers Tire Supply business included in assets held for sale and liabilities held for sale in the Condensed Consolidated Statements of Financial Position (Unaudited):

	September 30, 2026	December 31, 2025
Cash	$4,769	$4,536
Accounts receivable, net	1,515	31,848
Inventories, net	2,555	18,505
Prepaid expenses and other current assets	316	1,051
Property, plant and equipment, net	79	1,162
Goodwill	—	14,730
Intangible assets, net	—	5,392
Deferred income taxes	962	1,433
Other	360	2,685
	10,556	81,342
Less: Loss recognized on classification as held for sale	(3,250)	—
Total assets held for sale	$7,306	$81,342

Accounts payable	$891	$19,902
Accrued expenses and other current liabilities	1,280	6,899
Other liabilities	303	2,005
Total liabilities held for sale	$2,474	$28,806

Assets held for sale:
Current	$7,306	$55,940
Non-current	—	25,402

Liabilities held for sale:
Current	$2,474	$26,801
Non-current	—	2,005

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

4. Restructuring

On March 6, 2025, the Company announced the launch of a 'Focused Transformation' initiative with an initial target to implement $20 million of annualized cost savings, primarily in SG&A, by year-end 2025. In conjunction with the program the Company incurred $0.8 million and $3.2 million of restructuring charges during the quarter and nine months ended September 30, 2025, respectively, which were recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were $0.6 million at December 31, 2025.

On July 31, 2025, the Company announced as part of its Focused Transformation initiatives, a plan to idle two of its rotational molding production facilities and to consolidate that production into other facilities. On August 31, 2026, the Company idled an additional facility to further consolidate production into its other facilities. In conjunction with this initiative the Company incurred $1.7 million and $3.2 million of restructuring charges during the quarter and nine months ended September 30, 2026, respectively, and $1.3 million of restructuring charges during the quarter and nine months ended September 30, 2025, which were recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were not significant at September 30, 2026 or December 31, 2025 and the Company expects to incur up to $7.8 million in restructuring costs to complete the initiative, including costs related to machine moves, asset impairments and costs related to the long-term facility leases.

Charges from other restructuring initiatives to reduce and streamline overhead costs during the quarter and nine months ended September 30, 2026 totaled $0.9 million, and $1.1 million and $2.6 million during the quarter and nine months ended September 30, 2025, respectively, which were recorded within both Cost of sales and Selling, general and administrative. Accrued and unpaid restructuring expenses were not significant at September 30, 2026, and totaled $0.2 million at December 31, 2025.

5. Inventories

Inventories are valued at the lower of cost or market for last-in, first-out (“LIFO”) inventory and lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. Approximately 10 percent of inventories are valued using the LIFO method of determining cost. All other inventories are valued using the FIFO method of determining cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. No adjustment to the LIFO reserve was recorded for the quarters ended September 30, 2026 or 2025.

Inventories consisted of the following:

	September 30,	December 31,
	2026	2025
Finished and in-process products	$37,661	$32,785
Raw materials and supplies	36,168	34,774
	$73,829	$67,559

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

6. Other Liabilities

The balance in Other current liabilities is comprised of the following:

	September 30,	December 31,
	2026	2025
Customer deposits and accrued rebates	$6,054	$4,934
Dividends payable	5,536	5,483
Accrued litigation, claims and professional fees	381	2,133
Current portion of environmental reserves	9,105	9,105
Hedge contract liability	116	1,960
Other accrued expenses	7,315	7,279
	$28,507	$30,894

The balance in Other liabilities (long-term) is comprised of the following:

	September 30,	December 31,
	2026	2025
Environmental reserves	$7,038	$7,415
Supplemental executive retirement plan liability	78	105
Hedge contract liability	—	3,691
Other long-term liabilities	3,968	3,705
	$11,084	$14,916

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

The change in goodwill for the nine months ended September 30, 2026 was as follows:

January 1, 2026	$241,284
Foreign currency translation	(361)
September 30, 2026	$240,923

Intangible amortization expense was $3.3 million for both the quarters ended September 30, 2026 and 2025, and $9.8 million and $9.9 million for the nine months ended September 30, 2026 and 2025, respectively. Intangible assets other than goodwill primarily consist of trade names, customer relationships, patents, non-competition agreements and technology assets established in connection with acquisitions. These intangible assets, other than certain trade names, are amortized over their estimated useful lives. Indefinite-lived trade names had a carrying value of $31.4 million at both September 30, 2026 and December 31, 2025.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

8. Stockholders' Equity

Net Income (loss) Per Common Share

Net income (loss) per common share, as shown on the Condensed Consolidated Statements of Operations (Unaudited), is determined on the basis of the weighted average number of common shares outstanding during the periods as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average common shares outstanding basic	37,617,769	37,393,620	37,526,060	37,361,228
Dilutive effect of stock options and restricted stock	309,577	188,442	297,581	142,936
Weighted average common shares outstanding diluted	37,927,346	37,582,062	37,823,641	37,504,164

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

There were no options to purchase shares of common stock excluded from the computation of diluted earnings per share for the quarter and nine months ended September 30, 2026. Options to purchase 6,973 and 10,347 shares of common stock that were outstanding for the quarter and nine months ended September 30, 2025, respectively were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares, and were therefore anti-dilutive.

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

Stock compensation expense was approximately $1.4 million and $0.8 million for the quarters ended September 30, 2026 and 2025, respectively, and $4.3 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively. These expenses are included in Selling, general and administrative expenses. Changes in expected performance under performance share award arrangements can cause volatility in stock compensation expense. Total unrecognized compensation cost related to non-vested stock-based compensation arrangements at September 30, 2026 was approximately $7.7 million, which will be recognized over the next three years, as such compensation is earned. Outstanding options expire, if unexercised, ten years from the date of grant.

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

Since October 2011, when the New Idria Mine was added to the Superfund National Priorities List by the EPA, Buckhorn has recognized $31.0 million of cumulative charges, made cumulative payments of $20.9 million and received insurance recoveries of $11.1 million through September 30, 2026. For the quarter and nine months ended September 30, 2026 and September 30, 2025, the following undiscounted activity was recorded in connection with the New Idria Mercury Mine:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning reserve balance	$11,213	$11,241	$12,504	$12,425
Changes in estimated environmental liability	1,900	900	3,400	900
Payments made	(1,080)	(718)	(3,871)	(1,902)
Ending reserve balance (1)	$12,033	$11,423	$12,033	$11,423

Beginning receivable balance	$7,904	$7,050	$8,332	$8,404
Changes in estimated insurance recovery	1,400	900	2,500	900
Insurance recovery reimbursements	(1,071)	(483)	(2,599)	(1,837)
Ending receivable balance (2)	$8,233	$7,467	$8,233	$7,467

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

(1) As of September 30, 2026, Buckhorn has a total ending reserve balance of $12.0 million related to the New Idria Mine, of which $8.8 million is classified in Other current liabilities, $3.0 million in Other liabilities (long-term) and $0.2 million in Accounts payable..

(2) As of September 30, 2026, Buckhorn has a total receivable balance related to the probable insurance recovery of $8.2 million, of which $4.9 million is classified in Other accounts receivable and $3.3 million is classified in Other assets (long-term).

Given the circumstances referred to above, including the fact that the final remediation strategy has not yet been determined, Buckhorn has not accrued for remediation costs in connection with this site as it is unable to estimate the range of a reasonably possible liability for remediation costs.

New Almaden Mine

A number of parties, including the Company and its subsidiary, Buckhorn (as successor to NIMCC), were alleged by trustee agencies of the United States and the State of California to be responsible for natural resource damages due to environmental contamination of areas comprising the historical New Almaden mercury mines located in the Guadalupe River Watershed region in Santa Clara County, California (“County”). In 2005, Buckhorn and the Company, without admitting liability or chain of ownership of NIMCC, resolved the trustees’ claim against them through a consent decree that required them to contribute financially to the implementation by the County of an environmentally beneficial project within the impacted area. Buckhorn and the Company negotiated an agreement with the County ("Cost Sharing Agreement"), whereby Buckhorn and the Company agreed to reimburse one-half of the County’s costs of implementing the project. A detailed estimate was received from the County in 2016, and estimated costs for implementing the project to range between $3.3 million and $4.4 million. In 2022, the County informed the Company that it may begin implementation of the project in 2023 and that costs were expected to be higher. In January 2023, the County informed Buckhorn that the project will commence in 2023 and that it had accepted a bid to complete the project for approximately $9.0 million. The Company and Buckhorn intend to vigorously challenge, under the terms of the Cost Sharing Agreement, their responsibility to share in the entirety of the project cost increases. No costs were incurred related to New Almaden in the quarter and nine months ended September 30, 2026 or 2025. As of September 30, 2026, Buckhorn has a total reserve of $4.4 million related to the New Almaden Mine, of which $0.3 million is classified in Other current liabilities and $4.1 million is classified in Other liabilities (long-term).

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

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

On July 9, 2024, Spartan Composites, LLC (“Spartan”) d\b\a FODS (“FODS”) and Spartan Mats, LLC (“Spartan Mat”) (collectively, “Plaintiffs”) filed suit against Signature Systems Group, LLC, a wholly-owned subsidiary of the Company (“Signature”) in the United States District Court for the Eastern District of Texas, asserting certain claims relating to Signature’s manufacture and sale of its DiamondTrack mat, including misappropriation of FODS’ trade secrets under federal and state law, breach of a prior settlement agreement between Signature, FODS and Spartan Mat, and tortious interference with FODS’ prospective business relationships. Signature was acquired by the Company on February 8, 2024, and in connection with the acquisition, the Company obtained insurance policies providing coverage against the inaccuracy or breach of certain of the sellers’ representations and warranties set forth in the acquisition agreement (“RWI Policies”). On November 20, 2025, a jury found in favor of Plaintiffs on misappropriation of trade secrets and breach of contract, and awarded damages of up to $15 million, plus pre- and post-judgment interest and potential attorney fees. On January 5, 2026, the court granted Plaintiffs’ post-trial motion for a preliminary injunction preventing Signature from marketing, selling, renting, leasing, or manufacturing its DiamondTrack mat pending final rulings. On April 30, 2026, the court issued rulings on Plaintiffs’ post-trial motions, which included a reduction of Plaintiffs’ damages to up to $7 million, plus pre- and post-trial interest and potential attorney fees. On August 27, 2026, the court issued its Amended Final Judgment which superseded the April 30, 2026 ruling: 1) rejecting Signature’s motion for apportionment on trade secret damages; 2) rejecting Plaintiffs’ motion for a permanent injunction; 3) granting Plaintiffs an injunction through December 19, 2026 whereby Signature is prohibited from selling its DiamondTrack mat during this period; 4) reaffirming the monetary damages award of $6.9 million, plus pre- and post-trial interest; and 5) granting Plaintiffs' motion for attorney fees; resulting in an estimated aggregate reasonably possible loss of up to $8.9 million. On September 25, 2026, Signature filed a Notice of Appeal due to the Company’s continued belief that the Amended Final Judgment contains errors. As a result, the Company does not believe a loss is probable and, accordingly, has not recorded an accrual related to this matter. The Company also believes that the RWI Policies will cover a substantial portion of ongoing defense costs and any final judgments rendered in the matter.

On August 3, 2026, Stephanie Craft, as Personal Representative of the Estate of Jack Dale Still, filed a complaint in state court in South Carolina, against Myers Industries, Scepter US Holdings, Scepter Manufacturing and Scepter Canada. The Complaint alleges that Jack Still died from injuries incurred when he poured gasoline from a Scepter fuel can into a burn barrel in January 2025. The Complaint contained no monetary demand. The Company filed its Answer and removed the case to federal court. The Company cannot assess with any meaningful probability the outcome or the potential damages. Scepter has maintained insurance policies, which it believes will cover damages for this matter, if awarded.

11. Long-Term Debt and Loan Agreements

Long-term debt consisted of the following:

	September 30,	December 31,
	2026	2025
Revolving Credit Facility	$43,468	$—
Term Loan - Amendment No. 2	250,000	—
Term Loan A	—	351,000
	293,468	351,000
Less unamortized deferred financing costs	1,431	5,189
	292,037	345,811
Less current portion long-term debt	12,429	34,601
Long-term debt	$279,608	$311,210

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

On July 28, 2026, the Company entered into Amendment No. 2 to the Seventh Amended and Restated Loan Agreement (“Amendment No. 2”), which amended the Amendment No. 1 to the Seventh Amended and Restated Loan Agreement ("Amendment No. 1") dated February 8, 2024, which amended the Seventh Amended and Restated Loan Agreement dated September 29, 2022 (collectively, the "Amended Loan Agreement"). Amendment No. 2, among other things, extended the Revolving Credit Facility (defined below) for five years and replaced Term Loan A (defined below) with a new five-year, $250 million term loan (the “Term Loan”). The Revolving Credit Facility and the Term Loan both mature on July 28, 2031. Under the Amended Loan Agreement, the Term Loan will amortize in quarterly installment payments in an aggregate annual amount equal to five percent (5%) of the original principal amount of the Term Loan. The Term Loan may be voluntarily prepaid at any time, in whole or in part, without penalty or premium, however, all amounts repaid or prepaid in respect of the Term Loan may not be reborrowed. Amendment No. 2 reduced and harmonized the applicable spread for interest charged on both the Revolving Credit Facility and the Term Loan. Amendment No. 2 maintained the two most restrictive financial covenants: 1) the Interest Coverage Ratio with an unchanged minimum level of 3.00 to 1; and 2) the Net Leverage Ratio with an increased maximum level of 3.50 to 1 and provided for the Company's option to elect a four quarter holiday of 4.00 to 1 following a Material Acquisition as defined in the Amended Loan Agreement.

Amendment No. 2 also provided for a revolving credit facility in an aggregate committed principal amount of $250 million, which includes a letter of credit subfacility and swingline subfacility (the "Revolving Credit Facility"). In connection with Amendment No. 2, the Company evaluated the financing transactions on a lender-by-lender basis and accounted accordingly for debt extinguishment and debt modification costs, for the portion of the transactions that did not meet the accounting criteria for debt extinguishment. As a result the Company recognized a loss on debt extinguishment, for the quarter and nine months ended September 30, 2026, of $3.5 million, of which $3.3 million was related to Term Loan A and $0.1 million was related to the Revolving Credit Facility. In connection with Amendment No. 2, the Company recognized deferred financing fees of $1.7 million, of which $0.8 million was related to the Term Loan and included in Long-term debt and Long-term debt - current portion and $0.8 million was related to the Revolving Credit Facility and included in Other assets (long-term). These deferred financing fees, in addition to the portion of the previously unamortized deferred financing fees that were not extinguished, are being amortized to Interest expense through maturity. Remaining deferred financing fees on the Revolving Credit Facility were $1.2 million and $0.8 million as of September 30, 2026 and December 31, 2025, respectively and remaining unamortized deferred financing costs under the Term Loan and Term Loan A totaled $1.4 million and $5.2 million as of September 30, 2026 and December 31, 2025, respectively.

Amendment No. 1, among other things, permitted the acquisition of Signature Systems and provided a 5-year $400 million term loan facility (“Term Loan A”). In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million.

As of September 30, 2026, the Company had $201.2 million available under the Amended Loan Agreement, which is available for the ongoing working capital requirements of the Company and its subsidiaries and for general corporate purposes. The Company had $5.3 million of letters of credit issued related to insurance and other contracts requiring financial assurance in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates plus an applicable margin, which under Amendment No. 2 ranges from 125 basis points to 225 basis points depending on the Company's net leverage ratio (defined below). Amounts borrowed under the Amended Loan Agreement are secured by pledges to all of the Company's assets (except with respect to certain assets that are customarily excluded for the incurrence of such liens).

The weighted average interest rate on borrowings under the Company’s long-term debt was 6.70% and 8.04% for the quarters ended September 30, 2026 and 2025, respectively, and 7.33% and 7.85% for the nine months ended September 30, 2026 and 2025, respectively, which includes a quarterly facility fee on the used and unused portion, as well as amortization of deferred financing costs.

As of September 30, 2026, the Company was in compliance with all of its debt covenants associated with its Amended Loan Agreement. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The financial covenants under the Amended Loan Agreement are calculated in accordance with definitions set forth in the agreement and are used solely for purposes of assessing compliance with such covenants. These measures should not be considered measures of operating performance or liquidity under GAAP.

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million and a final maturity date of January 31, 2029. At September 30, 2026, the remaining notional value of the Company's interest rate swap totaled $170.0 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described above and in Note 1.

MYERS INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except where otherwise indicated)

12. Income Taxes

The Company’s effective tax rate was 23.8% and 24.3% for the quarter and nine months ended September 30, 2026, respectively compared to 31.8% and 26.7% for the quarter and nine months ended September 30, 2025. The effective income tax rate for both periods was different than the Company’s statutory rate, primarily due to non-deductible expenses and state taxes.

The Company and its subsidiaries file U.S. Federal, state and local, and non-U.S. income tax returns. As of September 30, 2026, the Company is no longer subject to U.S. Federal examination by tax authorities for tax years before 2022. The Company is subject to state and local examinations for tax years of 2021 through 2024. In addition, the Company is subject to non-U.S. income tax examinations for tax years of 2022 through 2025.

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

The Company’s results of operations for the quarter and nine months ended September 30, 2026 are discussed below. The current economic environment includes heightened risks from tariffs, inflation, interest rates, banking liquidity, volatile commodity costs, supply chain disruptions and labor availability stemming from the broader economic effects of the international geopolitical climate, including rapidly changing regulations which has increased volatility in global commodity markets, including oil (a component of many plastic resins), energy and agricultural commodities. Some of our businesses have been and may continue to be affected by these broader economic effects, including customer demand for our products, supply chain disruptions, labor availability, tariffs and inflation. The Company believes it is well-positioned to manage through this uncertainty as it has a strong balance sheet with sufficient liquidity and borrowing capacity as well as a diverse product offering and customer base.

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

Comparison of the Quarter Ended September 30, 2026 to the Quarter Ended September 30, 2025

	For the Quarter Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Net sales	$171,340	$158,474	$12,866	8.1%
Cost of sales	124,562	109,217	15,345	14.1%
Gross profit	46,778	49,257	(2,479)	(5.0)%
Selling, general and administrative expenses	28,412	28,711	(299)	(1.0)%
Depreciation and amortization	3,527	3,716	(189)	(5.1)%
(Gain) loss on disposal of fixed assets	—	112	(112)	(100.0)%
Operating income	$14,839	$16,718	$(1,879)	(11.2)%

Net sales for the quarter ended September 30, 2026 were $171.3 million, an increase of $12.9 million or 8.1% compared to the quarter ended September 30, 2025. Net sales increased due to higher volume of $8.9 million and higher pricing of $4.2 million, partially offset by the effect of unfavorable currency translation of $0.2 million. Beginning in the second quarter of 2026, the Company also began production and made initial shipments of military ammunition containers in Europe through Scepter International Poland sp z o.o. Military ammunition containers are included within the Industrial market. The expansion supports the Company’s ability to serve customers in the European market and is part of a broader growth strategy.

Gross profit decreased $2.5 million, or 5.0%, for the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025, due to higher material costs, unfavorable mix and unplanned maintenance costs, partially offset by higher volume and pricing as described under Net Sales above. Gross margin was 27.3% for the quarter ended September 30, 2026 compared with 31.1% for the quarter ended September 30, 2025.

Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2026 were $28.4 million, a decrease of $0.3 million or 1.0% compared to the same period in the prior year. Decreases in SG&A expenses for the quarter ended September 30, 2026 were primarily due to $1.7 million of lower legal and professional fees, $1.0 million of lower variable selling expenses, $1.0 million of lower restructuring costs as described in Note 4, $0.2 million of lower salaries and benefits, and $0.1 million of lower facilities costs, partially offset by $2.6 million of higher incentive compensation and $0.5 million of higher commissions. Additionally, environmental matters, as described in Note 10 resulted in a net $0.5 million of charges for the quarter ended September 30, 2026.

Depreciation and amortization, exclusive of amounts within Cost of sales, decreased $0.2 million to $3.5 million for the quarter ended September 30, 2026 as compared to $3.7 million for the quarter ended September 30, 2025. The decrease was primarily related to asset disposals in the prior year.

(Gain) loss on disposal of fixed assets was not significant during both the quarter ended September 30, 2026 and September 30, 2025.

Net Interest Expense:

	Quarter Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Net interest expense	$5,193	$7,497	$(2,304)	(30.7)%
Average outstanding borrowings, net	$324,798	$384,348	$(59,550)	(15.5)%
Weighted-average borrowing rate	6.70%	8.04%

Net interest expense for the quarter ended September 30, 2026 was $5.2 million, a decrease of $2.3 million, or 30.7%, compared with $7.5 million for the quarter ended September 30, 2025. The lower net interest expense for the quarter ended September 30, 2026 was due to lower average outstanding borrowings and a lower weighted-average borrowing rate as a result of Amendment No. 2, as more fully described below and in Note 11.

Loss on Debt Extinguishment:

The Company recognized a $3.5 million loss on debt extinguishment for the quarter ended September 30, 2026 in conjunction with Amendment No. 2, as more fully described below and in Note 11.

Income Taxes:

	Quarter Ended September 30,
(dollars in thousands)	2026	2025
Income from continuing operations before income taxes	$6,183	$9,221
Income tax expense (benefit)	$1,472	$2,931
Effective tax rate	23.8%	31.8%

The Company’s effective tax rate was 23.8% and 31.8% for the quarter ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate is driven by higher fixed non-deductible expenses in the prior year.

Discontinued Operations:

Income (loss) from discontinued operations, net of income taxes was $(5.6) million and $0.8 million for the quarter ended September 30, 2026 and 2025, respectively. The higher loss from discontinued operations, net of income taxes, in the current year was mainly due to the net $5.4 million loss on sale of the Company's North American domestic tire supply businesses of Myers Tire Supply, as more fully described in Note 3.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

	For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Net sales	$515,122	$483,373	$31,749	6.6%
Cost of sales	350,336	332,844	17,492	5.3%
Gross profit	164,786	150,529	14,257	9.5%
Selling, general and administrative expenses	82,964	85,349	(2,385)	(2.8)%
Depreciation and amortization	10,883	11,224	(341)	(3.0)%
(Gain) loss on disposal of fixed assets	76	198	(122)	(61.6)%
Operating income	$70,863	$53,758	$17,105	31.8%

Net sales for the nine months ended September 30, 2026 were $515.1 million, an increase of $31.7 million or 6.6% compared to the nine months ended September 30, 2025. Net sales increased due to higher volume of $27.5 million, higher pricing of $3.8 million and the effect of favorable currency translation of $0.4 million. Beginning in the second quarter of 2026, the Company also began production and made initial shipments of military ammunition containers in Europe through Scepter International Poland sp z o.o. Military ammunition containers are included within the Industrial market. The expansion supports the Company’s ability to serve customers in the European market and is part of a broader growth strategy.

Gross profit increased $14.3 million, or 9.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to higher volume and pricing as described under Net Sales above, in addition to favorable mix and cost productivity, partially offset by higher material costs and unplanned maintenance costs. Gross margin was 32.0% for the nine months ended September 30, 2026 compared with 31.1% for the nine months ended September 30, 2025.

SG&A expenses for the nine months ended September 30, 2026 were $83.0 million, a decrease of $2.4 million or 2.8% compared to the same period in the prior year. Decreases in SG&A expenses for the nine months ended September 30, 2026 were primarily due to $2.3 million of lower legal and professional fees, $1.5 million of lower salaries and benefits, a $2.0 million non-income tax reserve release related to the Signature acquisition, $3.8 million of lower restructuring costs as described in Note 4 and a $1.6 million pension settlement charge that was recognized in the prior year, partially offset by $3.6 million of higher incentive compensation, $0.9 million of higher commissions, $0.2 million of higher variable selling expenses and a $3.2 million recovery of purchased credit deteriorated assets that was recognized as a reduction to bad debt expense in the prior year. Additionally, environmental matters, as described in Note 10 resulted in a net $0.9 million of charges for the nine months ended September 30, 2026.

Depreciation and amortization, exclusive of amounts within Cost of sales, decreased $0.3 million to $10.9 million for the nine months ended September 30, 2026 as compared to $11.2 million for the nine months ended September 30, 2025. The decrease was primarily related to asset disposals in the prior year.

(Gain) loss on disposal of fixed assets was not significant during both the nine months ended September 30, 2026 and September 30, 2025.

Net Interest Expense:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Net interest expense	$18,152	$22,247	$(4,095)	(18.4)%
Average outstanding borrowings, net	$341,097	$399,113	$(58,016)	(14.5)%
Weighted-average borrowing rate	7.33%	7.85%

Net interest expense for the nine months ended September 30, 2026 was $18.2 million, a decrease of $4.1 million, or 18.4%, compared with $22.2 million for the nine months ended September 30, 2025. The lower net interest expense for the nine months ended September 30, 2026 was due to lower average outstanding borrowings and a lower weighted-average borrowing rate as a result of Amendment No. 2, as more fully described below and in Note 11.

Loss on Debt Extinguishment:

The Company recognized a $3.5 million loss on debt extinguishment for the nine months ended September 30, 2026 in conjunction with Amendment No. 2, as more fully described below and in Note 11.

Income Taxes:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Income from continuing operations before income taxes	$49,248	$31,511
Income tax expense	$11,989	$8,416
Effective tax rate	24.3%	26.7%

The Company’s effective tax rate was 24.3% and 26.7% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate is driven by higher fixed non-deductible expenses in the prior year.

Discontinued Operations:

Income (loss) from discontinued operations, net of income taxes was $(19.9) million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. The higher loss from discontinued operations, net of income taxes, in the current year was mainly due to impairment charges of $19.8 million ($14.9 million, net of tax) recognized on the classification of assets held for sale and the net $5.4 million loss on sale of the Company's North American domestic tire supply businesses of Myers Tire Supply, as more fully described in Note 3.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are cash on hand, cash generated from operations and availability under the Amended Loan Agreement. At September 30, 2026, the Company had $53.5 million of cash, $201.2 million available under the Amended Loan Agreement and outstanding debt of $299.5 million, including the finance lease liability of $7.5 million. Based on this liquidity and borrowing capacity, the Company believes it is well-positioned to manage through the working capital demands and the heightened uncertainty in the current macroeconomic environment. The Company believes that cash on hand, cash flows from operations and available capacity under its Amended Loan Agreement will be sufficient to meet expected business requirements including capital expenditures, dividends, working capital, debt service, and to fund future growth.

Operating Activities

Net cash provided by operating activities from continuing operations, including intercompany cash flows, was $76.2 million for the nine months ended September 30, 2026, compared to $63.9 million in the same period in 2025. The increase was primarily due to higher net income from continuing operations in the current period and changes in working capital. For the nine months ended September 30, 2026, accounts receivable, inventories and prepaid expenses and other current assets were a use of $9.8 million, $6.6 million and $3.3 million, respectively, which was more than offset by $23.3 million provided by accounts payable and accrued expenses. This compares to the nine months ended September 30, 2025, where accounts receivable, prepaid expenses and other current assets and inventories were uses of $3.5 million, $1.8 million and $1.0 million, respectively, offset by $11.4 million provided by accounts payable and accrued expenses. The Company views changes in working capital to be related to volume and timing. In total, cash generated from working capital was $3.7 million for the nine months ended September 30, 2026, compared to cash provided by working capital of $5.2 million in the prior year to date period.

Investing Activities

Net cash provided by investing activities from continuing operations was $10.8 million for the nine months ended September 30, 2026, compared to cash used of $15.6 million for the same period in 2025. In connection with the sale of Myers Tire Supply, as more fully described in Note 3, the Company recognized $23.6 million of net proceeds from the sale of business for the nine months ended September 30, 2026. Capital expenditures were $14.3 million and $15.8 million for the nine months ended September 30, 2026 and 2025, respectively. Full year 2026 capital expenditures are expected to be approximately 3.5% of revenue.

Financing Activities

Cash used by financing activities from continuing operations was $74.9 million for the nine months ended September 30, 2026 compared to cash used of $33.0 million for the same period in 2025. In 2026, the Company received proceeds of $250 million under a new Term Loan facility and made total repayments on Term Loan A of $351 million for the nine months ended September 30, 2026, of which $316 million was paid in conjunction with Amendment No. 2, as more fully described below and in Note 11. The remaining reduction of Term Loan A was funded with borrowings on the Revolving Credit Facility. Net borrowings (repayments) of the Company's Revolving Credit Facility were $43.5 million and $0.0 million for the nine months ended September 30, 2026 and 2025, respectively. Fees paid for Amendment No. 2 in July, 2026 totaled $1.7 million. Net proceeds from the issuance of common stock in connection with incentive stock option exercises were $1.0 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively. Cash paid for tax withholdings on vesting of stock compensation totaled $0.8 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively. The Company also used $2.0 million for the repurchase of its common stock, for the nine months ended September 30, 2025. The Company also used cash to pay dividends of $15.4 million for both the nine months ended September 30, 2026 and 2025.

Credit Sources

First Amendment to Loan Agreement

On February 8, 2024, the Company entered into Amendment No. 1 to the Seventh Amended and Restated Loan Agreement (“Amendment No. 1”), which amended the Seventh Amended and Restated Loan Agreement (the "Loan Agreement”) dated September 29, 2022. Amendment No. 1, among other things, permitted the acquisition of Signature Systems and provided a 5-year $400 million term loan facility (“Term Loan A”). In connection with Amendment No. 1, the Company incurred deferred financing fees of $9.2 million.

Second Amendment to Loan Agreement

On July 28, 2026, the Company entered into Amendment No. 2 to the Seventh Amended and Restated Loan Agreement (“Amendment No. 2”), which amended Amendment No. 1 (collectively, the "Amended Loan Agreement"). Amendment No. 2, among other things, extended the Revolving Credit Facility for five years and replaced Term Loan A with a new five-year, $250 million term loan (the “Term Loan”). The Revolving Credit Facility and the Term Loan both mature on July 28, 2031. Under the Amended Loan Agreement, the Term Loan will amortize in quarterly installment payments in an aggregate annual amount equal to five percent (5%) of the original principal amount of the Term Loan. The Term Loan may be voluntarily prepaid at any time, in whole or in part, without penalty or premium, however, all amounts repaid or prepaid in respect of the Term Loan may not be reborrowed. Amendment No. 2 reduced and harmonized the applicable spread for interest charged on both the Revolving Credit Facility and the Term Loan. Amendment No. 2 maintained the two most restrictive financial covenants: 1) the Interest Coverage Ratio with an unchanged minimum level of 3.00 to 1; and 2) the Net Leverage Ratio with an increased maximum level of 3.50 to 1 and provided for the Company's option to elect a four quarter holiday of 4.00 to 1 following a Material Acquisition as defined in the Amended Loan Agreement.

Amendment No. 2 also provided for a revolving credit facility in an aggregate committed principal amount of $250 million, which includes a letter of credit subfacility and swingline subfacility (the "Revolving Credit Facility"). In connection with Amendment No. 2, the Company incurred deferred financing fees of $1.7 million and recognized a loss on debt extinguishment of $3.5 million.

On May 2, 2024, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk of borrowings under the Amended Loan Agreement. The swap has a beginning notional value of $200.0 million and a final maturity date of January 31, 2029. At September 30, 2026, the remaining notional value of the Company's interest rate swap totaled $170.0 million. The swap is designated as a cash flow hedge and effectively results in a fixed rate of 4.606% plus the applicable margin for the hedged debt, as described in Notes 1 and 11.

As of September 30, 2026, $201.2 million was available under the Amended Loan Agreement, after borrowings and the Company had $5.3 million of letters of credit issued related to insurance and other financing contracts in the ordinary course of business. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates plus an applicable margin, which under Amendment No. 2 ranges from 125 basis points to 225 basis points depending on the Company's net leverage ratio (defined below).

As of September 30, 2026, the Company was in compliance with all of its debt covenants. The most restrictive financial covenants for all of the Company’s debt are a net leverage ratio (defined as net debt divided by earnings before interest, taxes, depreciation and amortization, as adjusted) and an interest coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, as adjusted, divided by interest expense). The ratios as calculated under the terms of the Amended Loan Agreement as of and for the period ended September 30, 2026 are shown in the following table:

	Required Level	Actual Level
Interest Coverage Ratio	3.00 to 1 (minimum)	5.22
Net Leverage Ratio	3.50 to 1 (maximum)	1.86

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has certain financing arrangements that require interest payments based on floating interest rates, and to that extent, the Company’s financial results are subject to changes in the market rate of interest. Borrowings under the Amended Loan Agreement bear interest at the Term SOFR, RFR, SONIA, EURIBOR and CORRA-based borrowing rates. Based on current debt levels at September 30, 2026, if market interest rates decrease or increase one percent, the Company’s annual variable interest expense would change by approximately $1.2 million.

The Company has entered into an interest rate swap agreement to mitigate the variable interest rate risk under the Amended Loan Agreement, which effectively results in a fixed rate debt on a portion of its outstanding borrowings. Based on current debt levels at September 30, 2026, if market interest rates decrease or increase one percent, the Company's annual fixed rate interest expense on the fair value of the interest rate swap would change by approximately $3.4 million.

Foreign Currency Exchange Risk

Certain of the Company’s subsidiaries operate in foreign countries and their financial results are subject to exchange rate movements. The Company has operations in Canada and Europe with foreign currency exposure, primarily due to U.S. dollar sales made from businesses in Canada and Europe to customers in the United States. The Company manages its exposure to foreign currency risk by promptly converting funds to U.S. dollars. At September 30, 2026, the Company had no foreign currency arrangements or contracts in place.

Commodity Price Risk

The Company uses certain commodity raw materials, primarily plastic resins, and other commodities, such as natural gas, in its operations. The cost of operations can be affected by changes in the market for these commodities, particularly plastic resins. The Company currently has no derivative contracts to hedge changes in raw material pricing. The Company may from time to time enter into forward buy positions for certain utility costs, which were not material at September 30, 2026. Significant future increases in the cost of plastic resin or other adverse changes in the general economic environment could have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2026, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchase plans during the quarter ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum dollar value of Shares that may yet be Purchased Under the Plans or Programs
7/1/2026 to 7/31/2026	—	$—	—	$—
8/1/2026 to 8/31/2026	—	—	—	—
9/1/2026 to 9/30/2026	—	—	—	—

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

2.1

Membership Interest Purchase Agreement, dated as of August 31, 2026, by and among Myers Industries, Inc., Myers Tire Supply, LLC and TAPS Holdings, LLC. Reference is made to Exhibit 2.1 to Form 8-K filed with the Commission on August 31, 2026.*

3.1	Myers Industries, Inc. Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 to Form 8-K filed with the SEC on April 29, 2021.
3.2	Myers Industries, Inc. Amended and Restated Code of Regulations. Reference is made to Exhibit 3.2 to Form 8-K filed with the SEC on April 29, 2021.
10.1

Amendment No. 2 dated as of July 28, 2026 to Seventh Amended And Restated Loan Agreement dated as of September 29, 2022. Reference is made to Exhibit 10.1 to Form 8-K filed with the Commission on July 30, 2026.**

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

101

The following financial information from Myers Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in inline XBRL includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Financial Position, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*

Pursuant to Item 601(a)(5) of Regulation S-K, schedules and exhibits have been omitted from this filing. The registrant agrees to furnish the Securities and Exchange Commission on a supplemental basis a copy of any omitted schedule or exhibit on a confidential basis upon request.

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

MYERS INDUSTRIES, INC.

October 29, 2026	/s/ Samantha Rutty
Samantha Rutty
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)